Form 10-Q
period 1994-06-30
ACXIOM CORP
filed 1994-07-26
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13163

                               Acxiom Corporation
             (Exact name of registrant as specified in its charter)


            DELAWARE                            71-0581897
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

301 Industrial Boulevard, Conway, Arkansas 72032
(Address of principal executive offices)
               (Zip Code)

                                 (501) 336-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X             No

The number of shares of Common Stock, par value of $0.10 per share, outstanding as of July 15, 1994 was 10,638,131.

Form 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Company for which report is filed:

ACXIOM CORPORATION

The consolidated financial statements included herein have been prepared by

Registrant, without audit, pursuant to the rules and regulations of the

Securities and Exchange Commission.  In the opinion of the Registrant's management, however, all adjustments necessary for a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.

Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                     June 30,        March 31,
                                                       1994            1994
                                                    ---------        ---------

                 Assets
                 ------
Current assets:
  Cash and short-term cash investments           $    829,000        475,000
  Trade accounts receivable, net                   33,093,000     28,204,000
  Refundable income taxes                             110,000        923,000
  Other current assets                              2,079,000      6,255,000
                                                   ----------     ----------
    Total current assets                           36,111,000     35,857,000
                                                   ----------     ----------
Property and equipment                            104,576,000    102,826,000
    Less - Accumulated depreciation and
      amortization                                 44,972,000     43,129,000
                                                  -----------    -----------
    Property and equipment, net                    59,604,000     59,697,000
                                                  -----------    -----------
Software, net of accumulated amortization           5,073,000      5,113,000
 Excess of cost over fair value
    of net assets acquired                          2,802,000      2,716,000
 Investment in and advances to joint
   venture                                          3,931,000      3,974,000
 Other assets                                      15,542,000     16,021,000
                                                 ------------   ------------
                                                 $123,063,000    123,378,000
                                                =============    ===========
  Liabilities and Stockholders' Equity
  -------------------------------------
Current liabilities:
  Current installments of long-term debt            2,960,000     3,046,000
  Short-term borrowings                               500,000       500,000
  Trade accounts payable                            6,299,000     3,006,000
  Accrued interest                                    209,000       609,000
  Accrued payroll and related expenses              2,772,000     2,073,000
  Other accrued expenses                            4,056,000     3,315,000
  Advances from customers                             501,000       346,000
                                                  -----------   ------------
    Total current liabilities                      17,297,000    12,895,000
                                                  -----------   ------------

Long-term debt, excluding current installments     28,037,000    34,992,000

Deferred income taxes                               5,734,000     5,734,000

Deferred revenue                                      144,000       169,000

Redeemable common stock                             7,807,000     7,692,000

Stockholders' equity:
  Preferred stock                                      ---           ---
  Common stock                                      1,050,000     1,049,000
  Additional paid-in capital                       25,959,000    25,672,000
  Retained earnings                                39,963,000    38,562,000
  Foreign currency translation adjustment            (428,000)     (818,000)
  Treasury stock, at cost                          (2,500,000)   (2,569,000)
                                                   -----------  ------------
  Total stockholders' equity                       64,044,000    61,896,000
                                                 ------------   -----------
                                                 $123,063,000   123,378,000
                                                =============   ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)



                                                     For  the Three Months
                                                             Ended
                                                 ---------------------------
                                                            June 30,
                                                 ---------------------------
                                                    1994             1993
                                                 ----------       ----------


Revenue                                          $46,881,000     31,771,000

Operating costs and expenses:

  Salaries and benefits                           14,821,000     15,862,000
  Computer, communications and
    other equipment                                6,916,000      6,416,000

  Data Costs                                      16,505,000      1,191,000
  Other operating costs and expenses               4,927,000      5,959,000
                                                  ----------     ----------
          Total operating costs and expenses      43,169,000     29,428,000
                                                  ----------     ----------
Income from operations                             3,712,000      2,343,000
                                                  ----------     ----------

Other income (expense):
  Interest expense                                  (672,000)      (552,000)
  Other, net                                        (556,000)       202,000
                                                  -----------     ----------
                                                  (1,228,000)      (350,000)
                                                  -----------     ----------
Earnings before income taxes                       2,484,000      1,993,000

Income taxes                                         968,000        713,000
                                                  ----------     ----------
Net earnings                                      $1,516,000      1,280,000
                                                  ==========     ==========
Earnings per share                                $      .14            .12
                                                  ==========     ==========
Weighted average shares outstanding               10,975,000     10,898,000
                                                  ==========     ==========



See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                  For the Three Months Ended
                                                            June 30,
                                                  ------------------------
                                                     1994            1993
                                                   --------        --------

Cash flows from operating activities:
  Net earnings                                  $ 1,516,000       1,280,000
  Non-cash operating activities:
      Depreciation and amortization               4,940,000       4,763,000
      Loss (gain) on disposal of assets             509,000          35,000
      Equity in earnings(loss)of joint
         venture                                     43,000        (200,000)
      Other, net                                    187,000        (256,000)
      Changes in assets and liabilities:
          Accounts receivable                    (4,963,000)     (1,053,000)
             Other assets                         1,107,000         581,000
             Accounts payable and other
                liabilities                       3,663,000        (876,000)
                                                 ----------       ----------
             Net cash provided by operating
                activities                        7,002,000       4,274,000
                                                 ----------      ----------

Cash flows from investing activities:
  Sale of assets                                  4,547,000          86,000
  Acquisition and development of software          (335,000)       (239,000)
  Capital expenditures                           (4,168,000)     (7,943,000)
                                                 ----------      ----------
  Net cash provided (used)by investing
    activities                                       44,000      (8,096,000)
                                                 ----------      ----------
Cash flows from financing activities:
  Proceeds from current and long-term debt            ---         3,194,000
  Payments of long-term debt                     (7,049,000)        (70,000)
  Sale of common stock                              357,000         131,000
                                                 ----------      ----------
      Net cash provided (used) by financing
        activities                               (6,692,000)      3,255,000
                                                 -----------      ---------

      Net increase (decrease) in cash
           and short-term cash investments          354,000        (567,000)
                                                 ----------      ----------
Cash and short-term cash investments
  at beginning of period                            475,000       1,479,000
                                                 -----------     ----------
Cash and short-term cash investments at end of
  period                                        $   829,000         912,000
                                                 ==========      ==========
Supplemental cash flow information:
  Cash paid during the period for:
      Interest                                  $ 1,072,000       1,007,000
      Income taxes                                  155,000         237,000
                                                ===========      ==========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 14 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of Registrant's 1994 Annual report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 1994.

Notes to Consolidated Financial Statements:

1. Accretion on redeemable common stock of $115,000 for the three months ended June 30, 1994 is reflected as a direct charge to retained earnings.

2. The Company has completed the sale of certain assets of its BSA, Inc. subsidiary for $500,000 in cash. The sale closed July 15, 1994 effective as of June 1, 1994. The receivable for the purchase price is included in other current assets at June 30, 1994. The effect of the transaction on consolidated net earnings for the three months ended June 30, 1994 was not significant.

3. On March 9, 1994, the chapter 11 bankruptcy trustee for CIS Corporation ("CIS") initiated suit in the United States Bankruptcy Court for the Southern District of New York seeking to recover certain computer equipment, together with alleged past due lease payments, taxes and interest amounting to approximately $2,500,000. The Company had entered into several capital leases with CIS prior to CIS declaring bankruptcy in January 1989. The majority of the amounts sought by CIS relate to continuing lease, tax and interest charges assessed after the initial lease terms expired and after the Company had exercised its options to purchase the equipment, after which time no lease payments were due under the terms of the lease agreements. The Company intends to defend the case on the merits, based upon CIS' failure to (1) deliver title,
     (2) make scheduled sub-lease payments to the Company, (3) properly record and acknowledge lease payments actually paid by Acxiom which CIS claims were not paid, and (4) remit property taxes to the proper authorities after the Company paid such taxes to CIS. Under current circumstances, no determination can be made as to the ultimate outcome of the litigation or as to the necessity for any provision, in the accompanying financial statements, for any liability that may result from a final adjudication.

     The Company is involved in other various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

Form 10-Q
           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations
_____________________

Consolidated revenue was $46,881,000 for the quarter ended June 30, 1994, a 48% increase over revenue of $31,771,000 in the same quarter a year ago. The increase of $15,110,000 included an increase of $13,252,000 under the data management agreement with Allstate Insurance Company, offset by decreases from the Acxiom Mailing Services and BSA, Inc. subsidiaries of $3,579,000. A substantial portion of the assets of these subsidiaries were recently disposed of by the Company. Excluding these effects, U.S. revenue increased 30% due to greater volume in list and database services and revenue in the United Kingdom decreased 25%. U.K. revenue in the prior year included a large contract which has since been completed.

Operating costs and expenses increased 47% when compared to the comparable period a year ago. Salaries and benefits decreased 7%, computer, communications and other equipment expenses increased 8%, and other operating costs and expenses decreased 17%. Data costs increased
$15,314,000 principally due to the Allstate agreement noted above. Income from operations for the quarter was 8% of revenue compared to 7% a year ago.

Other expense for the quarter included $500,000 for the estimated cost of disposal of the BSA assets in the United States.

The Company's effective tax rate for the quarter was 39% compared to 36% for the same quarter a year ago and 37% for the fiscal year ended March 31, 1994. The Company expects the effective tax rate to remain in the 37 - 39% range for the fiscal year.


Capital Resources and Liquidity
_______________________________

Working capital at June 30, 1994 totaled $18,814,000 compared to $22,962,000 at March 31, 1994. At June 30, 1994 the Company had available credit lines of $31,000,000 of which $12,020,000 was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus redeemable common stock plus stockholders' equity) was 28% at June 30, 1994 compared to 33% at March 31, 1994.

Cash provided from operating activities was $7,002,000 for the three months ended June 30, 1994 compared to $4,274,000 for the same period a year earlier. In the current period, $44,000 was provided by investing activities and $6,692,000 was used by financing activities. The investing activities included $4,547,000 collected from the sale of assets during the quarter, primarily from the sale of substantially all of the assets of Acxiom Mailing Services offset by capital expenditures of $4,168,000. Capital expenditures were $7,943,000 a year ago. Financing activities included payments on long-term debt of $7,049,000.

While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated from future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of equity securities in either public or private offerings. Management believes that the Company has significant capacity to raise capital which could be used to support future growth.

Form 10-Q



                                  ACXIOM CORPORATION

                             PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

            (a)   None

            (b)   None

Form 10-Q


                      ACXIOM CORPORATION AND SUBSIDIARIES

                                   SIGNATURE
                                   _________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Acxiom Corporation
                               __________________




Dated July 22, 1994




                                Robert S. Bloom
                               ____________________
                                    (Signature)
                                  Robert S. Bloom
                               Chief Financial Officer
                              (Chief Accounting Officer)