Form 10-Q
period 1994-09-30
ACXIOM CORP
filed 1994-11-02
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994   OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----- to -----

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


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X             No

          The number of shares of Common Stock, par value of $0.10 per share, outstanding as of October 25, 1994 was 10,653,460.

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
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             September 30,    March 31,
                                                 1994           1994
                                              -----------     ---------

                      Assets
                      ------
 Current assets:
   Cash and short-term cash investments     $   1,128,000       475,000
   Trade accounts receivable, net              34,005,000    28,204,000
   Refundable income taxes                         ---          923,000
   Other current assets                         1,597,000     6,255,000
                                              -----------   -----------
           Total current assets                36,730,000    35,857,000
                                              -----------   -----------
 Property and equipment                       109,806,000   102,826,000
   Less - Accumulated depreciation and
     amortization                             48,370,000    43,129,000
                                              -----------   -----------

     Property and equipment, net              61,436,000     59,697,000
                                             -----------    -----------

 Software, net of accumulated
   amortization                                4,863,000     5,113,000
 Excess of cost over fair value
   of net assets acquired                      2,844,000     2,716,000
 Investment in and advances to joint
   venture                                     3,695,000     3,974,000
 Other assets                                 15,880,000    16,021,000
                                             ------------   -----------
                                             $125,448,000   123,378,000
                                             ============   ===========


       Liabilities and Stockholders' Equity
       -------------------------------------
 Current liabilities:
   Current installments of long-term debt      2,707,000      3,046,000
   Short-term borrowings                         500,000        500,000
   Trade accounts payable                      7,649,000      3,006,000
   Accrued interest                              522,000        609,000
   Accrued payroll and related expenses        3,720,000      2,073,000
   Other accrued expenses                      4,169,000      3,315,000
   Advances from customers                       427,000        346,000
   Income Taxes                                  983,000          ---
                                             -----------    -----------
           Total current liabilities          20,677,000     12,895,000
                                             -----------    -----------

 Long-term debt, excluding current
   installments                               23,355,000     34,992,000
 Deferred income taxes                         5,734,000      5,734,000
 Deferred revenue                                 ---           169,000
 Redeemable common stock                          ---         7,692,000

 Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)


 Stockholders' equity:
   Preferred stock                                ---           ---
   Common stock                                1,099,000      1,049,000
   Additional paid-in capital                 34,618,000     25,672,000
   Retained earnings                          42,680,000     38,562,000
   Foreign currency translation
     adjustment                                 (257,000)      (818,000)
   Treasury stock, at cost                    (2,458,000)    (2,569,000)
                                             -----------    -----------
   Total stockholders' equity                 75,682,000     61,896,000
 Commitments and contingencies               -----------    -----------
                                            $125,448,000    123,378,000
                                            ============    ===========

See accompanying condensed notes to consolidated financial statements.

   Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                For the Three Months
                                                       Ended
                                             --------------------------
                                                    September 30,
                                             --------------------------
                                                 1994          1993
                                             -----------    -----------


   Revenue                                   $47,853,000     36,661,000

   Operating costs and expenses:
     Salaries and benefits                    16,010,000     16,550,000
     Computer, communications and
       other equipment                         7,021,000      7,139,000

     Data Costs                               13,414,000      3,203,000
     Other operating costs and expenses        6,054,000      5,701,000
                                             -----------    -----------
        Total operating costs and expenses    42,499,000     32,593,000
                                             -----------    -----------
   Income from operations                      5,354,000      4,068,000
                                             -----------    -----------

   Other income (expense):
     Interest expense                           (585,000)      (725,000)
     Other, net                                 (189,000)       191,000
                                             -----------     ----------
                                                (774,000)      (534,000)
                                             -----------     ----------

   Earnings before income taxes                4,580,000      3,534,000

   Income taxes                                1,787,000      1,442,000
                                             -----------     ----------
   Net earnings                              $ 2,793,000      2,092,000
                                             ===========     ==========
   Earnings per share                        $       .25            .19
                                             ===========     ==========
   Weighted average shares outstanding        11,274,000     10,913,000
                                             ===========     ==========


     See accompanying condensed notes to consolidated financial statements.

     Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                             For the Six Months Ended
                                             -------------------------
                                                   September 30,
                                             -------------------------
                                                1994           1993
                                             ----------     ----------


   Revenue                                  $94,734,000      68,432,000

   Operating costs and expenses:

     Salaries and benefits                   30,831,000      32,412,000
     Computer, communications and
       other equipment                       13,937,000      13,555,000

     Data Costs                              29,919,000       4,394,000
     Other operating costs and expenses      10,981,000      11,660,000
                                             ----------      ----------
       Total operating costs and expenses    85,668,000      62,021,000
                                             ----------      ----------
   Income from operations                     9,066,000       6,411,000
                                             ----------      ----------

   Other income (expense):
     Interest expense                       (1,257,000)     (1,282,000)
     Other, net                             (  745,000)        398,000
                                            -----------     ----------
                                            (2,002,000)       (884,000)
                                            ----------      ----------
   Earnings before income taxes              7,064,000      5,527,000

   Income taxes                              2,755,000      2,155,000
                                            ----------     ----------
   Net earnings                             $4,309,000      3,372,000
                                            ==========     ==========
   Earnings per share                       $      .39            .31
                                            ==========     ==========
   Weighted average shares outstanding      11,125,000     10,906,000
                                            ==========     ==========



     See accompanying condensed notes to consolidated financial statements.

   Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             For the Six Months Ended
                                                   September 30,
                                             ------------------------
                                                1994          1993
                                             ---------     ----------

   Cash flows from operating activities:
     Net earnings                         $  4,309,000      3,372,000
     Non-cash operating activities:
       Depreciation and amortization         9,321,000      9,627,000
       Loss on disposal of assets              547,000         35,000
       Equity in operations of joint
         venture                               279,000       (395,000)
       Other, net                            1,049,000       (173,000)
       Changes in assets and liabilities:
           Accounts receivable              (6,660,000)    (2,066,000)
           Other assets                        408,000        329,000
           Accounts payable and other
             liabilities                     7,115,000     (1,878,000)
                                             ---------    -----------
           Net cash provided by operating
             activities                     16,368,000      8,851,000
                                            ----------    -----------

   Cash flows from investing activities:
     Sale of assets                          5,308,000        259,000
     Acquisition and development of
       software                               (546,000)      (513,000)
     Capital expenditures                   (9,178,000)   (15,800,000)
                                            ----------    -----------
     Net cash used by investing
       activities                           (4,416,000)   (16,054,000)
                                             ----------   -----------

   Cash flows from financing activities:
     Proceeds from current and long-term
       debt                                     ---         7,651,000
     Payments of long-term debt            (11,987,000)      (570,000)
     Sale of common stock                      688,000        393,000
                                            -----------    ----------
       Net cash provided (used) by
         financing activities              (11,299,000)     7,474,000
                                            ----------     ----------
       Net increase in cash and
         short-term cash investments           653,000        271,000

   Cash and short-term cash investments
     at beginning of period                    475,000      1,479,000
                                            ----------     ----------

   Cash and short-term cash investments
     at end of period                     $   1,128,000     1,750,000
                                             ==========    ==========

   Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)


   Supplemental cash flow information:
     Cash paid during the period for:
          Interest                        $   1,344,000      1,357,000
          Income taxes                          849,000        714,000
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

   Notes to Consolidated Financial Statements:

   1. Accretion on redeemable common stock of $191,000 for the six months ended September 30, 1994 is reflected as a direct charge to retained earnings.

   2. On August 31, 1994 the Company announced the extension of its data center management agreement with Trans Union Corporation.
         The extension will carry the contract through July 2002, its full term of 10 years. As part of the extension agreement, Trans Union agreed to give up its right to cause the Company to repurchase the 480,000 shares of common stock now held by Trans Union. At the same time, the Company gave up its right to call the stock. At September 30,1994, the carrying value of the redeemable common stock has been reclassified to stockholders' equity.

         The election to extend the data center agreement gives Trans Union the right to exercise 750,000 additional shares under the warrant which was issued at the inception of the contract, giving Trans Union the right to acquire a total of 1,000,000 shares. However, Trans Union is precluded from exercising the warrant to the extent that the shares acquired thereunder would cause its percentage ownership of the Company's common stock acquired pursuant to the data center management agreement to exceed 10% of the Company's then issued and outstanding common stock. The $536,000 estimated value of the additional shares now exercisable under the warrant has been credited to additional paid-in capital.

   3. The Company has completed the sale of certain U.S. assets of its BSA, Inc. subsidiary for $500,000 in cash. The sale closed July 15, 1994, effective as of June 1, 1994. The effect of the transaction on consolidated net earnings for the periods reported was not significant.

   4. On March 9, 1994, the chapter 11 bankruptcy trustee for CIS Corporation ("CIS") initiated suit in the United States Bankruptcy Court for the Southern District of New York seeking to recover certain computer equipment, together with alleged past due lease payments, taxes and interest amounting to approximately $2,500,000. The Company had entered into several capital leases with CIS prior to CIS declaring bankruptcy in January 1989. The majority of the amounts sought by CIS relate to continuing lease, tax and interest charges assessed after the initial lease terms expired and after the Company had exercised its options to purchase the equipment, after which time no lease payments were due under the terms of the lease agreements. The Company intends

  Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         to defend the case on the merits, based upon CIS' failure to (1) deliver title, (2) make scheduled sub-lease payments to the Company, (3) properly record and acknowledge lease payments actually paid by Acxiom which CIS claims were not paid, and (4) remit property taxes to the proper authorities after the Company paid such taxes to CIS. Under current circumstances, management believes that the ultimate outcome of the litigation will result in a final settlement, if any, substantially lower than the amount noted above.

         The Company is involved in other various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

   5. At its quarterly meeting held on October 26, 1994, the Company's board of directors approved a two-for-one stock split effective January 10, 1995. The split will be effected in the form of a stock dividend. The split is subject to approval by the Company's shareholders of an increase in the number of authorized shares of common stock from 20 million to 30 million at a special meeting of shareholders which is scheduled to be held December 15, 1994. Following shareholders' approval of the additional authorized shares, certificates for the additional shares will be mailed on January 10, 1995 to shareholders of record as of December 27, 1994.

   6. On October 27, 1994, the Company reached an agreement in principle to purchase the one-half interest in the Infobase Services partnership owned by ADVO, Inc. In addition the agreement provides that the Company will license the use of ADVO's resident list. The Company will pay ADVO $9 million in cash and provide ADVO with service discounts over the next four years. If the service discounts do not aggregate at least $2.6 million over the four-year period, the yearly shortfall will be paid in cash.

   Form 10-Q

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


   Results of Operations
   _____________________

   Consolidated revenue was $47.9 million for the quarter ended September 30, 1994, a 31% increase over the same quarter a year ago. The increase of $11.2 million included an increase of $8.4 million under the data management agreement with Allstate Insurance Company, partially offset by a $4.4 million decrease from Acxiom Mailing Services and the U.S. operation of BSA which were recently disposed of. Excluding these effects, U.S. revenue increased 31% due primarily to greater volumes in list and database services. Revenue was flat in the United Kingdom.

   For the six months ended September 30, 1994, revenue was $94.7 million, a 38% increase over the comparable period a year ago. The Allstate contract accounted for $21.7 million of the increase, again partially offset by decreases at Acxiom Mailing Services and the U.S. operations of BSA of $10.1 million. Other U.S. revenue increased 31% and U.K. revenue declined 11%.

   For the quarter ended September 30, 1994, operating costs and expenses increased 30% when compared to the same quarter a year ago. Salaries and benefits decreased 3%, computer, communications and other equipment expenses decreased 2%, and other operating costs and expenses increased 6%. Data costs increased $10.2 million principally due to the Allstate agreement noted above. Income from operations for the quarter was 11% of revenue in both years.

   Operating costs and expenses for the six months ended September 30, 1994 increased 38% over the comparable period a year ago. Salaries and benefits decreased 5%, computer, communications and other equipment expenses increased 3%, and other operating costs and expenses decreased 6%. Data costs increased $25.5 million primarily due to the Allstate agreement. Income from operations was 10% of revenue for the six months ended September 30, 1994, compared to 9% for the first six months of the previous fiscal year.

   Other expense for the six months includes $500,000 in the first quarter for the estimated cost of disposal of certain assets of the U.S. operation of BSA.

   The Company's effective tax rate for the quarter was 39% compared to 41% for the same quarter a year ago and 37% for the fiscal year ended March 31, 1994. The Company expects the effective tax rate to remain in the 38-40% range for the fiscal year.

   Form 10-Q

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (continued)


   Capital Resources and Liquidity
   _______________________________

   Working capital at September 30, 1994, totaled $16.1 million compared to $23.0 million at March 31, 1994. At September 30, 1994, the Company had available credit lines of $31 million of which $7.4 million was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus redeemable common stock plus stockholders' equity) was 24% at September 30, 1994, compared to 33% at March 31, 1994.

   Cash provided from operating activities was $16.4 million for the six months ended September 30, 1994 compared to $8.9 million for the same period a year earlier. In the current year, investing activities used $4.4 million and financing activities used $11.3 million. The investing activities included $5.3 million collected from sales of assets, primarily from the sales of substantially all the assets of Acxiom Mailing Services and the U.S. operations of BSA, offset by capital expenditures of $9.2 million. Capital expenditures in the same period in the prior year were $15.8 million. Financing activities included payments on long-term debt of $12.0 million.

   On August 31, 1994, the Company announced the extension of its data center management agreement with Trans Union Corporation which will carry the contract through July, 2002, its full term of ten years. As part of the extension agreement, Trans Union agreed to give up its right to cause the Company to repurchase the 480,000 shares of common stock now held by Trans Union. At the same time, the Company gave up its right to call the stock. Accordingly, the carrying value of the redeemable common stock has been transferred to stockholders' equity.

   The Company also announced on August 31, 1994, an agreement in principle to sell Trans Union an additional 500,000 shares of newly issued common stock. Under the terms of the agreement, the Company expects to receive estimated proceeds of $12.0 million. The sale is expected to be completed during the third quarter of the fiscal year.

   As noted in footnote 6 to the consolidated financial statements, the Company has reached an agreement to purchase the one-half interest in the Infobase Services partnership owned by ADVO, Inc. The Company will pay ADVO $9 million in cash and provide service discounts over the next four years totaling at least $2.6 million.

   The Company is proceeding with plans to build a new 92,000 square foot customer service building on the main campus in Conway, Arkansas and plans to expand its Conway data center to accommodate increasing data processing requirements. These building projects are expected to be completed in the next year at an estimated cost of $12.0 million.

   Form 10-Q

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (continued)

   While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated from future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either existing borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant capacity to raise capital which could be used to support future growth.

   Form 10-Q



                               ACXIOM CORPORATION

                           PART II - OTHER INFORMATION



   Item 6.     Exhibits and Reports on Form 8-K.

               (a)   Exhibits:

                     27   Financial Data Schedule

               (b) Reports on Form 8-K filed during the second quarter:

                     None

     Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE
                                    _________


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Acxiom Corporation
                                                 (Registrant)


                                              /s/ Robert S. Bloom
                                              ___________________
                                                  (Signature)
                                                Robert S. Bloom
                                            Chief Financial Officer
                                          (Chief Accounting Officer)


     Dated October 28, 1994

                                 EXHIBIT INDEX

                             Exhibits to Form 10-Q


     Exhibit Number                  Exhibit

          27                   Financial Data Schedule