Form 10-Q
period 1994-12-31
ACXIOM CORP
filed 1995-02-06
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994   OR


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

                                  Yes  X             No

      The number of shares of Common Stock, par value of $0.10 per share, outstanding as of January 31, 1995 was 22,381,014 (after giving effect to a two-for-one stock split effective January 10, 1995).

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
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   December 31,       March 31,
                                                       1994             1994
                                                     --------         ---------
                       Assets
                       ------
Current assets:
 Cash and short-term cash investments            $  5,088,000          475,000

 Trade accounts receivable, net                    38,874,000       28,204,000
 Refundable income taxes                              ---              923,000

 Other current assets                               1,030,000        6,255,000
                                                 ------------      -----------
   Total current assets                            44,992,000       35,857,000
                                                 ------------      -----------
Property and equipment                            117,038,000      102,826,000
 Less - Accumulated depreciation and
   amortization                                    52,699,000       43,129,000
                                                 ------------      -----------
Property and equipment, net                        64,339,000       59,697,000
                                                 ------------      -----------
Software, net of accumulated amortization          10,158,000        5,113,000
Excess of cost over fair value
  of net assets acquired                            9,744,000        2,716,000
Investment in and advances to joint venture           ---            3,974,000
Other assets                                       17,003,000       16,021,000
                                                 ------------      -----------

                                                 $146,236,000      123,378,000
                                                 ============      ===========

        Liabilities and Stockholders' Equity
       -------------------------------------
Current liabilities:
  Current installments of long-term debt            3,601,000        3,046,000
  Short-term borrowings                                ---             500,000
  Trade accounts payable                            6,979,000        3,006,000
  Accrued interest                                    209,000          609,000
  Accrued payroll and related expenses              4,362,000        2,073,000
  Other accrued expenses                            5,764,000        3,315,000
  Advances from customers                             743,000          346,000
  Income taxes                                      2,042,000            ---
                                                 ------------     ------------
    Total current liabilities                      23,700,000       12,895,000
                                                 ------------     ------------

Long-term debt, excluding current installments     24,126,000       34,992,000

Deferred income taxes                               5,734,000        5,734,000

Deferred revenue                                      702,000          169,000

Redeemable common stock                               ---            7,692,000

Stockholders' equity:
  Preferred stock                                     ---                ---
  Common stock                                      1,150,000        1,049,000
  Additional paid-in capital                       46,768,000       25,672,000
  Retained earnings                                46,801,000       38,562,000
  Foreign currency translation adjustment            (328,000)        (818,000)
  Treasury stock, at cost                          (2,417,000)      (2,569,000)
                                                  -----------     ------------
  Total stockholders' equity                       91,974,000       61,896,000
Commitments and contingencies                    ------------     ------------
                                                 $146,236,000      123,378,000
                                                 ============     ============


See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                          ACXIOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                                                  For the Three Months Ended
                                                  ---------------------------

                                                          December 31,
                                                  ---------------------------
                                                     1994              1993
                                                  ---------        ----------


Revenue                                         $ 52,742,000       41,430,000
Operating costs and expenses:

  Salaries and benefits                           17,862,000       16,904,000
  Computer, communications and
    other equipment                                7,110,000        7,264,000

  Data costs                                      14,583,000        5,022,000
  Other operating costs and expenses               5,750,000        7,390,000
                                                 -----------      -----------
    Total operating costs and expenses            45,305,000       36,580,000
                                                 -----------       ----------
Income from operations                             7,437,000        4,850,000
                                                 -----------       ----------

Other income (expense):
  Interest expense                                  (619,000)        (791,000)
  Other, net                                         (63,000)         264,000
                                                 ------------      -----------
                                                    (682,000)        (527,000)
                                                 ------------      -----------
Earnings before income taxes                       6,755,000        4,323,000

Income taxes                                       2,634,000        1,686,000
                                                 -----------       ----------

Net earnings                                     $ 4,121,000        2,637,000
                                                 ===========       ==========
Earnings per share                               $       .36              .24
                                                 ===========       ==========
Weighted average shares outstanding               11,596,000       10,954,000
                                                 ===========       ==========



See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                          ACXIOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)



                                                  For the Nine Months Ended
                                                  --------------------------

                                                         December 31,
                                                  --------------------------
                                                     1994             1993
                                                  ----------       ---------

Revenue                                         $147,476,000     109,862,000

Operating costs and expenses:

  Salaries and benefits                           48,693,000      49,316,000
  Computer, communications and
    other equipment                               21,047,000      20,819,000

  Data costs                                      44,502,000       9,416,000
  Other operating costs and expenses              16,731,000      19,050,000
                                                 -----------      ----------
       Total operating costs and expenses        130,973,000      98,601,000
                                                 -----------      ----------
Income from operations                            16,503,000      11,261,000
                                                 -----------      ----------

Other income (expense):

  Interest expense                               (1,876,000)      (2,073,000)
  Other, net                                       (808,000)         662,000
                                                 -----------      ----------
                                                 (2,684,000)      (1,411,000)
                                                 -----------       ---------

Earnings before income taxes                     13,819,000       9,850,000


Income taxes                                      5,389,000        3,841,000
                                                 ----------       ----------
Net earnings                                    $ 8,430,000        6,009,000
                                                 ==========       ==========
Earnings per share                              $       .75              .55
                                                 ==========       ==========
Weighted average shares outstanding              11,282,000       10,992,000
                                                 ==========       ==========



See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                          ACXIOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                    For the Nine Months Ended
                                                    -------------------------

                                                           December 31,
                                                    -------------------------
                                                       1994            1993
                                                     --------        --------


Cash flows from operating activities:
  Net earnings                                   $  8,430,000        6,009,000
  Non-cash operating activities:
    Depreciation and amortization                  14,193,000       14,489,000
    Loss on disposal of assets                        540,000           35,000
    Equity in operations of joint
      venture                                         279,000         (641,000)
    Other, net                                      1,170,000         ( 84,000)
    Changes in assets and Liabilities:
       Accounts receivable                         (9,063,000)      (3,224,000)
       Other assets                                   285,000         (688,000)
       Accounts payable and other
         liabilities                                8,101,000        1,599,000
                                                   ----------       ----------


  Net cash provided by operating
    activities                                     23,935,000       17,495,000
                                                   ----------       ----------

Cash flows from investing activities:
  Sale of assets                                    5,638,000          260,000
  Acquisition and development of software            (736,000)        (740,000)
  Capital expenditures                            (16,380,000)     (19,765,000)
  Advances to and acquisition of joint
    venture                                        (7,290,000)        (365,000)
                                                    ----------       ----------

  Net cash used by investing activities           (18,768,000)     (20,610,000)
                                                   ----------       ----------

Cash flows from financing activities:
  Proceeds from current and long-term debt             ---           3,699,000
  Payments of current and long-term debt          (13,484,000)      (1,195,000)
  Sale of common stock                             12,930,000        1,237,000
                                                   ----------       ----------

  Net cash provided (used) by financing
    activities                                       (554,000)       3,741,000
                                                   -----------      ----------

  Net increase in cash and
    short-term cash investments                     4,613,000          626,000

Cash and short-term cash investments
  at beginning of period                              475,000        1,479,000
                                                   ----------       ----------
Cash and short-term cash investments
  at end of period                               $  5,088,000        2,105,000
                                                   ==========       ==========

Supplemental cash flow information:
  Cash paid during the period for:
      Interest                                   $  2,276,000        2,531,000
      Income taxes                                  2,424,000          722,000
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


Notes to Consolidated Financial Statements:


1. Accretion on redeemable common stock of $191,000 for the nine months ended December 31, 1994 is reflected as a direct charge to retained earnings.

2. On August 31, 1994 the Company announced the extension of its data center management agreement with Trans Union Corporation. The extension will carry the contract through July 2002, its full term of 10 years. As part of the extension agreement, Trans Union agreed to give up its right to cause the Company to repurchase the 480,000 shares of common stock then held by Trans Union. At the same time, the Company gave up its right to call the stock. At December 31, 1994, the $7,883,000 in carrying value of the redeemable common stock has been reclassified to stockholders' equity.

      The election to extend the data center agreement gives Trans Union the right to exercise 750,000 additional shares under the warrant which was issued at the inception of the contract, giving Trans Union the right to acquire a total of 1,000,000 shares. However, Trans Union is precluded from exercising the warrant to the extent that the shares acquired thereunder would cause its percentage ownership of the Company's common stock acquired pursuant to the data center management agreement to exceed 10% of the Company's then issued and outstanding common stock. The $536,000 value of the additional shares now exercisable under the warrant has been credited to additional paid-in capital.

      During the third quarter, the Company completed a sale of 500,000 shares of newly-issued common stock to Trans Union. The Company received sales proceeds of approximately $12,000,000.

3. The Company has completed the sale of certain U.S. assets of its BSA, Inc. subsidiary for $500,000 in cash. The sale closed
      July 15, 1994, effective as of June 1, 1994. The effect of the transaction on consolidated net earnings for the periods reported was not significant.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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


5. At its quarterly meeting held on October 26, 1994, the Company's board of directors approved a two-for-one stock split of its common stock, effected in the form of a stock dividend to be distributed on January 10, 1995. Following approval by the Company's shareholders of an increase in the number of authorized shares of common stock from 20 million to 30 million at a special meeting of the shareholders held December 15, 1994, certificates for the additional shares were mailed on January 10, 1995 to shareholders of record as of December 27, 1994.


6. Effective October 1, 1994, the Company purchased the remaining one-half interest in the InfoBase Services partnership owned by ADVO, Inc. The purchase price consisted of $9 million in cash and service discounts over the next four years, aggregating $2,560,000, which is included in long-term debt at December 31, 1994. If the service discounts do not aggregate at least $2,560,000 over the four-year period, the shortfall will be paid in cash.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


The Company has accounted for the purchase of the partnership interest using the purchase method of accounting. The aggregate investment in the InfoBase partnership has been allocated as follows:

Cash paid                                          $ 9,000,000
Less cash purchased                                  1,710,000
                                                   -----------
   Net cash expenditure                              7,290,000
   Service discounts                                 2,560,000
   Investment in and advances to
   joint venture prior to purchase                   3,695,000
                                                   -----------

      Total investment                             $13,545,000
                                                   ===========

Software                                             5,797,000
Excess of cost over fair value of net
   assets acquired                                   7,144,000
   Accounts receivable                               2,612,000
   Property and equipment                              442,000
   Other assets                                          7,000
   Accounts payable and other liabilities           (2,457,000)
                                                   -----------
      Total investment                             $13,545,000
                                                   ===========



The operations of InfoBase are included in the Company's consolidated results of operations beginning October 1, 1994. Prior to that date, the Company's 50% equity in the earnings of the joint venture was included in other income (expense).

The amount of the purchase price allocated to software is being amortized over the estimated remaining economic life of the software products of 2 to 4 years. The excess of cost over fair value of net assets acquired is being amortized using the straight line method over its estimated economic life of 15 years.

Form 10-Q
                        ACXIOM CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



The following consolidated pro forma financial information shows the results of the Company's operations for the nine months ended December 31, 1994 and 1993 as though the purchase of InfoBase had occurred at the beginning of each period presented:

                                    1994            1993
                                    ====            ====

        Revenue                 $150,206,000    118,153,000
                                ============    ===========
        Net Earnings            $  7,902,000      5,838,000
                                ============    ===========
        Earnings per share      $        .70            .53
                                ============    ===========



Pro forma adjustments have been made to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and InfoBase.

Form 10-Q
            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations
- - ---------------------

Consolidated revenue increased 27% to $52.7 million for the quarter ended December 31, 1994 compared to the same quarter a year ago. Discounting the impact of units disposed of earlier in the year, revenues are up 49% for the quarter. This increase primarily reflects significant growth associated with the Allstate Insurance Company data management agreement combined with revenue from InfoBase Services whose results are presented on a consolidated basis after the Company acquired the remaining 50% interest not previously owned effective October 1, 1994. Revenues from the U.K. increased 7%.

For the nine months ended December 31, 1994, revenue increased 34% to $147.5 million over the comparable period a year ago. Again discounting the impacts of the units sold, revenues are up 55%. Revenue increases associated with the Allstate agreement and InfoBase Services noted above combined to account for most of the increase. Additionally, financial services also provided substantial year-over-year gains. U.K. revenue declined 5% from the prior year.

For the quarter ended December 31, 1994, operating costs and expenses increased 24% when compared to the same quarter a year ago. Salaries and benefits increased 6%, computer, communications and other equipment expenses decreased 2%, and other operating costs and expenses decreased 22%. These expenses were favorably impacted from the units disposed of noted above. Data costs increased $9.6 million principally due to the Allstate agreement. Income from operations was 14% for the quarter compared to 12% in the previous year.

Operating costs and expenses for the nine months ended December 31, 1994 increased 33% over the comparable period a year ago. Salaries and benefits decreased 1%, computer, communications and other equipment expenses increased 1%, and other operating costs and expenses decreased 12%. Again, these expenses were favorably impacted by the units disposed of. Data costs increased $35.1 million principally due to the Allstate agreement. Income from operations was 11% of revenue for the nine months ended December 31, 1994 compared to 10% for the first nine months of the previous year.

Other expenses for the nine months ended December 31, 1994 included a $500,000 charge for the estimated cost of disposal of certain assets of the U.S. operation of BSA.

The Company's effective tax rate was 39% for all periods presented.
The Company expects the effective rate to remain in the 38-40% range for the fiscal year.

Form 10-Q
           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                (continued)

Capital Resources and Liquidity
- - -------------------------------

Working capital at December 31, 1994 totaled $21.3 million compared to $23 million at March 31, 1994. At December 31, 1994 the Company had available credit lines of $31 million of which $6.3 million was outstanding. The Company's debt-to-capital ratio (capital defined as long-term-debt plus redeemable common stock plus stockholders' equity) was 21% at December 31, 1994 compared to 33% at March 31, 1994.

Cash provided from operating activities was $23.9 million for the nine months ended December 31, 1994 compared to $17.5 million for the same period a year earlier. In the current year, investing activities used $18.8 million and financing activities used $0.6 million. Investing activities included $16.4 million in capital expenditures compared to $19.8 million for the same period a year ago, and $7.3 million paid to purchase the remaining half of the InfoBase Services partnership. Investing activities also included proceeds of $5.6 million from sales of assets, primarily from the sale of substantially all the assets of Acxiom Mailing Services and the U.S. operations of BSA. Financing activities included payments on debt of $13.5 million, partially offset by proceeds from the sale of stock of $12.9 million.

On August 31, 1994, the Company announced the extension of its data center management agreement with Trans Union Corporation which will carry the contract through July, 2002, its full term of ten years.
As part of the extension agreement, Trans Union agreed to give up its right to cause the Company to repurchase the 480,000 shares of common stock then held by Trans Union. At the same time, the Company gave up its right to call the stock. Accordingly, the $7.9 million carrying value of the redeemable common stock has been transferred to stockholders' equity.

The Company also announced on August 31, 1994, an agreement to sell Trans Union an additional 500,000 shares of newly issued common stock. This sale was completed during the third quarter, with the Company receiving sales proceeds of approximately $12 million.

As noted in footnote 6 to the consolidated financial statements, the Company has purchased the remaining one-half interest in the InfoBase Services partnership owned by ADVO, Inc. The Company paid $9 million in cash, and also agreed to provide ADVO with service discounts over the next four years totaling at least $2.6 million. If the service discounts do not aggregate at least $2.6 million, the shortfall will be paid in cash.

The Company is proceeding with plans to build a new 92,000 square foot customer service building on the main campus in Conway, Arkansas and plans to expand its Conway data center to accommodate increasing data processing requirements. These building projects are expected to be completed in the next year at an estimated cost of $12 million.

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

Form 10-Q


                            ACXIOM CORPORATION

                        PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              On December 15, 1994, the Company held a Special
              Meeting of Shareholders to consider a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.10 par value, from 20,000,000 to 30,000,000. The proposal was duly voted upon and ratified by an affirmative vote of 8,086,912, with 33,458 votes opposed, 13,586 votes abstaining, and 0 broker non-votes.



Item 6.        Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               27    Financial Data Schedule

         (b)   Reports on Form 8-K filed during the third quarter:

               None

Form 10-Q


                   ACXIOM CORPORATION AND SUBSIDIARIES

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Acxiom Corporation
                           ------------------



Dated February 6, 1995




                            /s/ Robert S. Bloom
                            -------------------
                                 (Signature)
                               Robert S. Bloom
                           Chief Financial Officer
                          (Chief Accounting Officer)

                                 EXHIBIT INDEX

                              Exhibits to Form 10-Q

   Exhibit Number                     Exhibit

        27                    Financial Data Schedule