Form 10-K
period 1995-03-31
ACXIOM CORP
filed 1995-06-28
CIK 733269

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                       FORM 10-K

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended March 31, 1995

                                          OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from __________ to __________.

                            Commission file number 0-13163

                                  ACXIOM CORPORATION
                (Exact name of registrant as specified in its charter)




               DELAWARE                                71-0581897
               (State or other jurisdiction            (I.R.S. Employer
               of incorporation or organization)       Identification No.)

                  P.O. BOX 2000, 301 INDUSTRIAL BOULEVARD,
                  CONWAY, ARKANSAS                               72033-2000
                  (Address of principal executive offices)       (Zip Code)

          Registrant's telephone number, including area code  (501) 336-1000

           Securities registered pursuant to Section 12(b) of the Act:  None

              Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.10 Par Value
                                   (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
          for the past 90 days.    Yes [ X ]     No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of May 15, 1995 as reported on the Nasdaq national market, was approximately $240,256,723. (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

          The number of shares of Common Stock, $.10 par value per share, outstanding as of May 15, 1995 was 22,451,244.

                         DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1995 ("Annual Report") are incorporated by reference into Parts I and II.

               Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held August 2, 1995 ("1995 Proxy Statement") are incorporated by reference into Part III.

                                       PART I

          Item 1.  Business

          General


               The Company's traditional business is the provision of data processing and related computer-based services and software products to direct marketing organizations and to the marketing departments of large corporations in the United States and the United Kingdom. Since its inception in 1969, the Company has evolved into what management believes, based upon its knowledge of the industry, is a leading provider of computer-based services to the direct marketing industry. The Company offers a broad range of services to direct marketers and to other businesses which utilize direct marketing techniques such as mail order, catalog sales and prospect generation. The Company assists its customers with the marketing process, from planning and project design, to list cleaning, list enhancement and list production, to database creation and management, to fulfillment and consumer response analysis.

               The Company also offers outsourcing/facilities management and information management services whereby the Company manages the data processing and information systems functions for its customers. Such customers and prospects include traditional direct marketing companies as well as companies which are not in the direct marketing industry. In addition, the Company provides software to the publishing industry. Management anticipates that the outsourcing/facilities management services will continue to expand during the foreseeable future, and that such services will increasingly generate a greater percentage of the Company's revenue. See "The Company's Products and Services," below.

               The Company was incorporated in Delaware in 1983 and succeeded by merger to the business of Conway Communications Exchange, Inc., an Arkansas corporation incorporated in 1969 as Demographics, Inc., which thereafter changed its name to Conway Communications Exchange, Inc. Effective upon the 1983 merger, the Company operated as CCX Network, Inc. until 1988, when the name Acxiom Corporation was adopted. From 1986-1988, the Company acquired the following businesses: Southwark Computer Services, Ltd. ("Southwark"), a British corporation which offered data processing and computer based services in the United Kingdom, and Marketlead Services, Ltd. ("Marketlead"), a British corporation which provided promotional materials handling and fulfillment services in the United Kingdom (Southwark and Marketlead are now doing business as Acxiom U.K., Ltd.); BSA, Inc. ("BSA"), a New Jersey corporation which designed and marketed software systems for the catalog industry; and Modern Mailers, Inc., d/b/a Acxiom Mailing Services ("AMS"), a fully computerized direct mail business located in Philadelphia, Pennsylvania whose services included personalized printing and lettershop operations. The Company sold substantially all of the assets of AMS effective March 31, 1994. Likewise, the Company sold substantially all of the assets of BSA effective June 1, 1994. See "The Company's Products and Services," below. The Company's headquarters and primary center of operations are located in Conway, Arkansas.

          The Company's Products and Services

               Traditional List and Data Warehouse Services. The services described below have historically formed the core of the Company's business and will continue to be important to its operations:

               The Company offers data processing and related services and software products to the direct marketing industry and to a variety of other businesses. With respect to the Company's traditional business, management believes, based upon its knowledge of the industry, that the Company is one of the leading suppliers of information services to the direct marketing industries in the United States and the United Kingdom, offering companies who use direct marketing access to extensive customer lists and databases of information, as well as providing a wide range of services that permit customers to precisely tailor their mailing lists in accordance with specifically targeted marketing plans.

               The Company provides computer-based targeted marketing support for direct marketers, which support consists of planning and project design, list cleaning, list enhancement, list order fulfillment, database services and response analysis. Rather than focusing solely upon direct marketing programs designed to obtain new business prospects for its customers, the Company has begun to build marketing databases which enable its customers to focus upon their existing clientele. Such databases allow a marketer to analyze its customers' buying habits, and to narrowly target advertising campaigns to those customers who are most likely to respond. In addition, the Company offers integrated data processing software systems and enhancement services which provide its customers with rapid access to marketing information housed at the Company's Conway, Arkansas and Sunderland, England locations.

               An integral aspect of the Company's traditional business is offering its customers access to extensive customer lists and databases of information. Rather than owning any of the approximately 25,000 lists to which its customers are granted access, the Company acts as a link between those who own or manage lists and those who buy or use lists for direct marketing purposes. The list owners could remove the lists from the Company's possession, and if a substantial number of lists were removed, a material adverse impact upon the Company's operations could result. However, management believes that any such actions are unlikely in that the value of the lists are enhanced through manipulation by the Company's software and through combination with other lists. Further, few list owners utilizing the Company's services in the past have removed their lists. Based upon its knowledge of the operations of its competitors and its customers, management believes that the Company has been entrusted with the largest aggregation of names, addresses and related data available to the direct marketing industry and to other businesses, in that it maintains and updates approximately 25,000 lists and 500 databases owned by others, totaling approximately 4.5 billion name and address records, all of which records are available to authorized customers.

               Through a national data communications network in the United States, the Company provides decision support information for direct marketing organizations. Direct marketing programs require the analysis and segmentation of large amounts of data on past customers and known marketplace prospects to identify desired purchasing characteristics. From this information, specific targeted marketing strategies and personalized communications can be generated. The Company's primary vehicle for rapid delivery of these services is its data communications network ("Network") through which direct marketing customers receive authorized access to lists and databases housed at the Company's Conway, Arkansas location. Customers are connected to the Network through either Company-owned terminal devices furnished to the customer or through customer-owned equipment. The Network is composed of dedicated, leased data communication lines which link approximately 2,400 customer work stations and printers at 143 U.S. sites, computer-to-computer links to customers and communication to remote data centers located in the U.S. and U.K. connected to the Network's central computer in Conway. Management believes that the Company has one of the largest capacities for database management, mailing list processing and networking in the industry. Through the Network, lists may be interrogated and regrouped with marketing information selected by the customer, including geographic, demographic, psychographic and previous consumer response data, so as to create the desired universe of names. The customer can then create, select, merge and enhance the lists available to it for even more precise market segmentation, thus enabling each mailing program to be tailored for a carefully targeted sales audience. Upon a customer's request, mailing lists and labels of the composed universe of names can then be produced by the Company for the customer's use.

               In addition to the traditional services described above, the Company also provides the services described below:

               Outsourcing/Facilities Management Services; Information Management Services. For the past six years, the Company has provided "outsourcing" or "facilities management" services whereby the Company manages a customer's data center and/or provides information systems functions, both on-site at the customer's location and remotely from the Company's Conway, Arkansas data center. In several of these instances, the Company has licensed certain of its software to its customers, and has involved certain of its customers as partial underwriters of and participants in its research and development efforts. The two largest customers of the Company in fiscal 1995 are in this category:

               Under the Company's August 31, 1992 data center management agreement with Trans Union Corporation ("Trans Union"), one of the three largest credit bureaus in the U.S., the Company, through its subsidiary Acxiom Chicago Data Center, Inc., is managing Trans Union's data processing center in Chicago, Illinois, for annual fees of approximately $20 million for the existing base capacity, with revenues to be adjusted in the future for changes in Trans Union's capacity requirements. In August 1994, the Company and Trans Union agreed to extend the data center management agreement through August 2002, its full term of ten years. For additional discussion, this information appears in Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 43-44, which information is incorporated herein by reference. In addition, in December 1994 a marketing services agreement was executed between the Company and Trans Union's Marketing Services Division. Under the marketing services agreement, the Company will provide all of the data processing services for Trans Union's

          Marketing Services Division. When fully operational, annual revenues from the contract are expected to be approximately $20 million for the Company. Management anticipates aggregate revenues in excess of $175 million over the life of the contract.

                Under a five-year information management agreement dated September 14, 1992 with Allstate Insurance Company ("Allstate"), the Company, through its subsidiary, Acxiom RM-Tools, Inc. (see discussion below) is managing the outside purchasing and internal processing of the consumer data Allstate uses for the underwriting of its lines of automobile insurance. These functions were previously handled through Allstate's twenty-eight (28) regional offices. The savings which result from Acxiom's management of this data are shared equally by Acxiom and Allstate. Under the agreement, the Company provides software systems and database management for Allstate to use in connection with new auto insurance policies across the United States. In addition, Allstate uses software systems developed by the Company to help evaluate auto policy renewals and to market various types of insurance to new and existing customers. Allstate has the right to obtain a non-transferable, non-exclusive license to Acxiom's core software utilized in processing Allstate's data, upon payment of Acxiom's standard software license fee. In January 1995 the Company and Allstate signed an agreement to make the Acxiom RM-ToolsSM software product, developed by the Company and Allstate, accessible for use by other personal lines property and casualty risk insurers. Through this software product, insurers will have access to an information package that includes motor vehicle registration, automatic claims history, driver information, financial stability information, vehicle verifications, property telephone inspections, property replacement costs and property claims history. It is expected that utilization of this product will streamline the underwriting process for these insurers, reduce their expenses and lower their data acquisition costs. Like the Trans Union agreement, the agreements with Allstate are in keeping with the Company's strategy to obtain long-term, large-volume contracts which generate predictable revenue. During the past fiscal year, Allstate accounted for approximately $53 million of the Company's total revenues.

               Through its subsidiary, Acxiom RM-Tools, Inc. ("Acxiom RM-T"), the Company is pursuing contracts with other insurance companies whereby Acxiom RM-T would provide information management services to assist with the insurers' risk management, underwriting and marketing functions. In February 1994, Acxiom RM-T entered into a Software Development and Joint Sales Agreement with Fair, Isaac and Company, Incorporated ("Fair Isaac"), a leading developer of scoring technology for the insurance and credit industries. Together, the two companies plan to offer risk management information services to the insurance industry. In keeping with this goal, Fair Isaac and Acxiom RM-T signed development partnership agreements during the last fiscal year with both the Hartford Fire Insurance Company, a member of the ITT Hartford Insurance Group ("Hartford"), and Lumbermens Mutual Casualty Company, a member of the Kemper National Insurance Companies ("Kemper"). Hartford and Kemper will participate directly in the development of the Acxiom RM-T/Fair Isaac risk management products for the property and casualty insurance industry.

               In May 1995, the Company entered into an agreement, effective April 1, 1995, with Automatic Data Processing ("ADP"). Pursuant to the agreement, ADP will outsource certain of its ADP Claims Solutions Group, Inc.'s data processing functions to the Company. These functions are currently performed in Ann Arbor, Michigan but will be transferred by the Company to its Conway, Arkansas facilities by July 1995. The term of the agreement is five (5) years, although ADP has the option to terminate the agreement at the end of the second year of the agreement, subject to a $210,000 penalty provision. When fully operational, annual revenues from the agreement are expected to generate approximately $2 million, with aggregate revenues in excess of $15 million over the life of the agreement.

               It is the Company's intention to continue seeking outsourcing/facilities management and information management agreements in the future. Because of the Company's skills and technology in the area of data processing, management believes that these types of agreements will be long-term benefits to the Company and will provide cost-effective data processing solutions for its customers. The services currently provided by the Company to such customers include data center management; information management; hardware installation and support; account management systems; installation, support and enhancement of software; customized software programming; and licensing of the Company's proprietary software.

               GS/2000R Services. Subscription fulfillment data processing and software services have been offered by the company since 1989, when the Company entered into a data processing agreement and software license with Guideposts Associates, Inc. ("Guideposts"), one of the largest magazine publishers in the U.S. Pursuant to the agreement, the Company assumed management of Guideposts' data processing personnel, computer technology and operations. In addition, the Company acquired an exclusive license to develop and market Guideposts' proprietary magazine subscription fulfillment software ("GS/2000"), a modular system that consolidates all aspects of subscription and book fulfillment and that supports the marketing, accounting and customer service functions necessary to a complete fulfillment operation. The Company has extensively developed GS/2000 and has installed the software at three publishing companies. In addition, in 1994 the Company licensed GS/2000 to the National Rifle Association for use in maintaining its membership records and continuity programs.

               In 1991 the Company entered into a six-year agreement with Fulfillment Corporation of America ("FCA"), a recognized leader in the publishing fulfillment service industry. Pursuant to the agreement, FCA was to be the exclusive full-service provider of the Company's GS/2000 system to U.S. magazine publishers. In addition, the Company was to outsource FCA's computer data processing functions by linking FCA to the Company's computer facilities and software systems in Conway, Arkansas. However, FCA was sold to Kable News Company, Inc. ("Kable") in January 1995, and it was decided by the Company and Kable to discontinue the relationship. As a result, the Company has no full-service distribution channel for the GS/2000 product, an element that management believes was crucial to developing a competitive product. Consequently, the Company has determined that, rather than offer GS/2000 as a generic solution for subscription fulfillment, the product can best be used as a custom access service for the Company's customers. The Company will continue to provide software support for its current GS/2000 customers, but has discontinued its efforts to market GS/2000 to new customers.

               InfoBase. In 1991, the Company entered into an eight-year partnership agreement with ADVO, Inc., a company which specializes in targeted direct mail products and services. Pursuant to the agreement, the Company and ADVO formed a partnership called InfoBase Services ("InfoBase") for the development of name-specific databases for use in direct marketing. InfoBase has two operating divisions: the original list enhancement operation created by the Company in 1987 and an operation which utilizes advanced optical scanning technology to extract data from directories and other printed materials ("EDGE"). In October 1994, the Company purchased ADVO's one-half interest in the partnership for $9 million. The Company also agreed to provide ADVO with service discounts over the next four years totaling, at a minimum, $2.6 million; provided, however, that if the service discounts do not total at least $2.6 million, the Company will pay the shortfall to ADVO in cash. For additional discussion, this information appears in Note 8 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 42-43, which information is incorporated herein by reference.

               The primary business of InfoBase is the provision of list enhancement services to companies engaged in direct marketing to consumers. The household data which comprises the InfoBase IBConsumerSM database is owned by seven data contributors who permit InfoBase to access their data for the purpose of list enhancement, list analysis, segmentation modeling and merge/purge screening. The type of data made available through InfoBase includes consumer names and addresses, as well as such demographic information as age, gender, approximate income brackets, occupation, marital status, the presence of children, and car and home ownership. Management believes that the IBConsumer database is the most complete database of its kind in the United States, covering over 95% of all U.S. households.

               In addition to its IBConsumer database, InfoBase has agreements with two companies, each of which have agreed to furnish information that can be used for the InfoBase business database, IBBusinessSM. The IBBusiness database is used by persons engaged in direct marketing to businesses.

               InfoBase has substantially completed the development of the EDGE file, which is a computerized listing of all U.S. telephone book white page information, and is marketing this file to potential users and resellers. To date, the EDGE file has been sold to six (6) users and resellers.

               U.K. Promotional Services. In addition to the data processing services offered by the Company in the U.K., the Company also provides comprehensive promotional materials handling and fulfillment services to its U.K. customers. Based upon its knowledge of the industry, management believes that it is one of the largest firms of its kind in the U.K. Among the services provided are promotional fulfillment, competition handling, in-bound telemarketing and response handling, lead monitoring, contract packing and mailing, and coupon redemption. Through the use of computerized tracking and monitoring systems, the Company is able to provide customers with current reports on the progress of their marketing campaigns and can furnish customers with information useful for promotion analysis and subsequent database campaigns. During the last fiscal year the Company mailed over 10,000,000 promotional items and custom-handled over 18,000,000 pieces of direct mail for over 30 U.K. customers. In addition, the Company handled over 250,000 telephone calls through its in-bound telemarketing and response handling service.

               Catalog Fulfillment Software Services. Effective June 1, 1994, the Company sold substantially all of the assets of BSA, Inc. ("BSA"), a subsidiary of the Company located in Ocean, New Jersey, to MorTech, Inc. ("MorTech"). Although management committed a substantial amount of software engineering resources to the development of BSA's proprietary catalog merchandise fulfillment software system marketed under the name "Acxiom Acxess," a decision was made in fiscal 1994 to sell the assets of BSA. Management believed that the market potential for the sale of Acxess was significant; however, the performance of the subsidiary did not meet management's expectations. In addition, management is of the opinion that the catalog fulfillment software business is not within the range of the Company's core competencies: software systems development, data center management, and information management technology.

               Acxess was designed to facilitate the day-to-day operations of large mail order and catalog companies. Acxess also included accounting and inventory functions, as well as the ability to track marketing productivity. From 1992 to 1993, three Acxess sites were installed and a fourth site, installed in fiscal 1993, was subsequently de-installed upon mutual agreement of BSA and its customer, based upon the fact that Acxess did not meet the customer's needs. The Company is no longer involved in the day-to-day operations or support of the other three Acxess sites.

               Consequently, negotiations were held with various potential buyers, the result of which was the sale of certain U.S. assets of BSA to MorTech for $500,000. Charles D. Morgan, Jr., president of the Company, is the principal shareholder of MorTech. The proposed sale was evaluated by an independent committee of the Company's outside directors, which committee engaged a reputable investment valuation firm to render a fairness opinion regarding the proposed sale. Consummation of the sale was conditioned upon receipt of the investment valuation firm's fairness opinion, receipt of a favorable legal opinion from the Company's outside securities counsel, and a positive recommendation from the independent committee of outside directors. On May 16, 1994, the BSA operations in both the U.S. and the U.K. were significantly downsized. All BSA employees who were not hired by MorTech were laid off, and the BSA-U.K. operation was merged into Acxiom U.K.'s other operations. In addition, on October 20, 1994, the Company sold certain assets of BSA-U.K. to CPMS Limited, a U.K. company. For additional discussion, this information appears in Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report at p. 46, which information is incorporated herein by reference.

               Acxiom Mailing Services. Effective March 31, 1994, the Company sold substantially all of the assets of its mailing services division ("AMS") located in Philadelphia, Pennsylvania to MorCom, Inc. For additional discussion, this information appears in Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report at p. 46, which information is incorporated herein by reference. Management believed that the business of AMS was not within the range of the Company's core competencies.

          Customers

               The Company's customers include large U.S. and U.K. financial institutions, insurance companies, consumer credit organizations, seminar companies, communications companies, catalogers, retailers, television shopping networks, publishers, consumer goods manufacturers, membership and continuity associations, and advertising agencies. Other customers include charities, list users (direct mailers and telemarketers), list owners (customers who generate and own their lists), and list managers and brokers (agents who manage lists and provide direct marketing consulting services). Having developed its expertise by servicing a traditional client base of companies which specialize in the direct marketing industry, the Company is finding increasing demand for its products and services within the marketing departments of large corporations as these companies turn to targeted marketing techniques to sell their goods and services.
          The Company is also experiencing a demand for its data processing and information management services by companies who are not in the direct marketing business. The Company's practice has been to extend payment terms to its customers for periods of up to sixty days and, accordingly, the Company uses operating capital to finance its accounts receivable. In fiscal 1995, the following customers accounted for 10% or more of the Company's total revenue:
          Trans Union Corporation (12.6%) and Allstate Insurance Company
          (26.4%).

          Employees

               The Company presently has approximately 1,850 employees.

          The Direct Marketing Industry

               General. The direct marketing industry is composed of businesses that use direct mail order and other methods of direct consumer contact to promote their products or services. Direct marketing service companies specialize in marketing consultation, list compilation and management, creative and lettershop services, data processing services and product fulfillment. Unlike traditional forms of advertising which are aimed at a broad audience through print or broadcast media, direct marketing involves targeted advertising sent directly to potential customers. Historically, direct marketing programs have had a positive response rate of approximately 1 to 3%. Consequently, direct marketers are heavily dependent upon specific market information and the application of statistics and computer modeling to assist them in predicting market behavior.

               The products and services (see discussion above in "The Company's Products and Services") offered by the Company are designed to assist its customers to achieve a higher rate of return on their marketing investments by selectively targeting their marketing efforts to individuals who are most likely to respond.

               The direct marketing industry has been negatively impacted during recent years by the U.S. economic recession and by postal rate increases. The most recent postal rate increase, which became effective in January 1995, and any future increases will, in the Company's opinion, force direct mailers to mail fewer pieces and to target their prospects more carefully. Through its software products and data processing services, the Company has the capability to assist its direct marketing customers to target their mailings to persons who are most likely to favorably respond, thereby meeting its customers' increasing need to market more effectively. The Company experienced no significant negative financial impact as a result of the most recent postal rate increase.

               Consumer Privacy and Legislative Concerns. There could be an adverse impact on the direct marketing industry due to an increase in public concern over consumer privacy issues. Senior management of the Company has taken a proactive role within the direct marketing industry to explore self-regulation alternatives in the privacy arena. Internally, the Company has formulated and distributed to each of its employees a written privacy policy which recognizes consumers' rights to control the dissemination of information about themselves. The privacy policy also states the Company's continuing commitment to strict data security systems, as well as the Company's support of the Direct Marketing
          Association's ("DMA") Mail and Telephone Preference Service programs, which permit consumers to "opt-out" of unrequested marketing solicitations. The Company has adopted a practice of purging its customers' lists of all names appearing on such DMA opt-out lists free of charge. Management is of the opinion that the measures which have been put in place, together with the Company's continuing efforts to stay informed and to take a leadership role in the area of privacy, will prevent the Company from being materially impacted by the growing consumer awareness of privacy issues.

               Senate and House of Representative bills have been introduced in the 104th Congress seeking to amend the Fair Credit Reporting Act ("FCRA"). The bills are similar to the versions that have been introduced in prior years but which have failed to be enacted into law. The primary effect of the bills is to provide consumers with easier access to their credit reports and to facilitate the correction of errors in their reports. The bills also address the issue of "prescreening," a procedure utilized by many bankcard issuers and insurance companies in their direct marketing programs. Neither bill as presently drafted would have a material adverse effect upon the Company, which has traditionally provided prescreening services. It is, however, possible that some of the Company's customers could be negatively impacted by these bills, in that they place more administrative burdens upon consumer reporting agencies and upon merchants who report credit transactions to the consumer reporting agencies. In addition to the federal bills, there are numerous bills pending in various state legislatures.
          The stated purpose of the majority of these bills is to give consumers more control over how personal information concerning them is utilized in the marketplace. While the Company is not opposed to the stated purpose of such bills, it is possible that if certain of these bills are passed in their current form, the Company could be negatively impacted as a result. Management actively monitors legislation which could affect its business.

          Competition

               Traditional Direct Marketing Industry Services. The Company experiences competition from other businesses in the list industry with respect to certain targeted marketing services, including merge/purge, list enhancement, and database services. For many years, the Company was the only service firm in the United States offering a direct terminal access system by list users to multiple list databases. Certain competitors now offer a direct terminal access system to customers. While some direct competitors are divisions of larger corporations having greater financial, research and development, and/or marketing resources than the Company, management believes that the Company's unique software enables it to effectively compete. Technological developments are expected to continue at a rapid pace in the field of direct marketing database management and market data collection, analysis and distribution.

               The Company has traditionally relied heavily upon the use of mainframe hardware that is one generation old. While it expects to continue to do so in the future, it is nevertheless constantly seeking more cost-effective ways to deliver its services. During 1994, the Company introduced several new strategies into its processing environment: (1) one of the Company's core application systems products was re-engineered to run on a parallel processing architecture, thereby allowing the Company to significantly reduce its processing cycle time; (2) dedicated stand-alone mainframes have been applied as attached processors to the Company's computing enterprise, resulting in the ability to direct data processing capabilities to customer decision support systems at a significantly reduced cost; and (3) the Company installed a Local Area Network ("LAN") system and implemented extensive use of personal computers ("PCs") as front-end application workstations. The latter improvement provides a graphical user interface ("GUI") front-end use capability to all internal and customer applications, as well as the ability to institute a client/server architecture within the Company's existing computing enterprise. As part of its client/server strategy, the Company utilizes its object request broker ("ORB") technology, a messaging protocol which transparently links clients and servers located anywhere within the Company's Network. Management believes that through continued investment in research and development, the Company will be able to maintain or improve its present position in the marketplace. See "Research and Development," below.

               Outsourcing/Facilities Management Services; Information Management Services. The Company is aware of numerous other major businesses which offer outsourcing or facilities management services, and/or information management services. Due to the recent emergence of this industry, and due to the fact that the market for such services remains largely untapped, the Company anticipates that the effects of competition will be minimal. With respect to software licensing, despite the existence of other vendors, the Company likewise anticipates minimal competitive effects due to the unique nature of the Company's software and the breadth of the potential marketplace.

               GS/2000R Services. In the subscription fulfillment area, the Company has two major competitors who provide outsourcing services to the publishing industry. In addition, many publishing firms perform their fulfillment services in-house. Due to the Company's recent decision to curtail the marketing of its GS/2000 software, the impact and the effects of competition upon the Company is negligible. See "The Company's Products and Services," above.

               InfoBase. There are two other companies which compete with InfoBase's primary business of list enhancement services, and several other companies, including some of the companies who contribute their data to InfoBase, which compete with some of InfoBase's secondary lines of business. The Company is aware of no other business which offers an optical scanning technology service similar to InfoBase's. Management believes that InfoBase can effectively compete due to the leadership position which it has established in the industry thus far and due to its technical capabilities.

               U.K. Promotional Services. Various aspects of the Company's U.K. fulfillment business are performed by approximately fifteen other businesses in the U.K., certain of which offer other services as well. However, management knows of no other company which offers the complete range of services provided by the Company, and believes that it will be able to maintain and improve its present position in the industry by virtue of its continued technological developments and concentration on providing high quality customer service.

          Research and Development

               In fiscal 1995 approximately $8.1 million, representing approximately 4% of the Company's consolidated revenue, was spent on software and research and development, primarily involving the application and design of current technologies to further upgrade and improve its software systems. In fiscal 1994 and 1993, the Company spent $7.6 million and $7.5 million, respectively. Research and development projects which were begun in fiscal 1992 and continued through fiscal 1995 have resulted in a material upgrade and restructuring of the architecture of the Company's technology. Research and development costs incurred prior to establishing the technological feasibility of products are charged to operations as incurred.

          Environment

               Due to the nature of the Company's business, the Company has experienced no material adverse effects based on its compliance with environmental regulations. In addition, no material expenditures have been made by the Company during the past two fiscal years and management does not expect the necessity of any material capital expenditures during the coming fiscal year for environmental control facilities.

          Seasonality

               Although some components of the Company's business have traditionally experienced a heavier volume of business during the third and fourth calendar quarters of each year, seasonal variances do not have a significant impact upon the Company's operations as a whole.

          Foreign Operations

               The information required hereunder appears in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report at p. 45, which information is incorporated herein by reference.

          Item 2.  Properties

               The following table sets forth the location, ownership and general use of the principal properties of the Company.

                Location                   Held                    Use

          Acxiom Corporation:
            Conway, Arkansas       Five facilities held     Principal
                                   in fee; one facility     executive
                                   secures a $4,475,000     offices; customer
                                   encumbrance              service
                                                            facilities
                                                            and computer
                                                            equipment space
          Acxiom Transportation
           Services, Inc.:
            Conway, Arkansas       Lease                    Office space;
                                                            warehouse/hanger
                                                            space

          Acxiom CDC, Inc.:
            Chicago, Illinois      Lease                    Office and
                                                            computer
                                                            equipment space

          Acxiom U.K., Ltd.:
           (a) London, England     Lease                    Office space;
                                                            customer service
                                                            facility
           (b) Sunderland,
                  England          Held in fee              Office space;
                                                            computer
                                                            equipment
                                                            and warehouse
                                                            space


               The Company's headquarters are located in Conway, Arkansas and consist of buildings housing the Company's principal executive offices and computer and data processing center. The Company also leases office and warehouse/hanger space located at the Conway Municipal Airport.

               Pursuant to its data center management agreement with Trans Union Corporation discussed above under Item 1, "Outsourcing/ Facilities Management Services; Information Management Services," the Company leases office and computer equipment space at Trans Union's corporate headquarters in Chicago, Illinois.

               The Company's corporate and customer service operations in London, England are presently housed in two principal buildings, both of which are leased. The Company also owns a warehouse facility in Sunderland, England where fulfillment services and data processing operations are housed.

               In addition to the foregoing, pursuant to the Guideposts data processing agreement, Guideposts provides office and computer equipment space for the Company's use at Guideposts' corporate headquarters in Carmel, New York. Furthermore, the Company leases a number of sales offices throughout the U.S: Washington, D.C.; Marietta, Georgia; Chicago, Illinois; Fairway, Kansas; Overland Park, Kansas; Iselin, New Jersey; New York, New York; Charlotte, North Carolina; Grapevine, Texas; McLean, Virginia; Richmond, Virginia; and Menomonee Falls, Wisconsin.

                                                     In addition, InfoBase
          leases office space in Jacksonville, Florida; Natick, Massachusetts; and New York, New York.

               The Company also leases office space in Ocean, New Jersey which previously housed the BSA operation. See the discussion above in Item 1 under "Catalog Fulfillment Software Services." The Company intends to sublease the building for the remaining three years of the lease, and is in the process of seeking a suitable tenant.

               In connection with the previous operation of its mailing services division, the Company owns a facility in Warminster, Pennsylvania, which it is presently leasing to a third party. See the discussion above in Item 1 under "Acxiom Mailing Services."

               In general, the offices, customer service and data processing facilities of the Company are in good condition. Management believes that its facilities, including the expansion of the Conway, Arkansas data center and construction of a new customer services building, both to be completed during fiscal year 1996 at the Conway location, are suitable and adequate to meet the presently anticipated needs of the Company. As such, management believes additional properties will not be required upon expansion of operations during fiscal 1996. A portion of the real property owned by the Company is pledged to secure notes payable. For additional discussion, this information appears in Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 38-39, which information is incorporated herein by reference.

          Item 3.  Legal Proceedings

               Not Applicable.

          Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.


                          EXECUTIVE OFFICERS OF THE COMPANY

               The Company's "executive officers," as defined in Rule 16-a(1)(f) of the Securities Exchange Act of 1934, their title, age, and year of initial appointment as an executive officer and business experience for the past five years are listed below:


                                                            Year
          Name                     Title                    Age       Elected

          Don W. Barrett (a)       Senior Vice President    55        1994

          Jennifer T. Barrett (b)  Senior Vice President    45        1979

          Robert S. Bloom (c)      Chief Financial Officer  39        1992

          Stephen H. Brighton (d)  Senior Vice President    47        1993

          C. Alex Dietz (e)        Senior Vice President    52        1983
                                   and Chief Information
                                   Officer

          Jerry C.D. Ellis (f)     Senior Vice President    45        1991

          Rodger S. Kline (g)      Executive Vice           52        1975
                                   President, Chief
                                   Operating Officer,
                                   Treasurer and Director

          Charles D. Morgan, Jr.   Chief Executive          52        1972
           (h)                     Officer, President and
                                   Chairman of the Board
                                   of Directors

          Thomas B. Walker, Jr.    Senior Vice President    46        1993
           (i)

          James T. Womble (j)      Executive Vice           52        1975
                                   President and Director

          Paul L. Zaffaroni        Senior Vice President    48        1990
           (k)

          ------------------------------------

          (a) Mr. Barrett joined the Company in 1984 as Vice President. He was elected Sr. Vice President in 1993. Prior to joining the Company, he had worked for eighteen years for IBM Corporation, where he held various marketing management positions. Mr. Barrett holds a degree in mathematics from the University of Central Arkansas.

          (b) Mrs. Barrett joined the Company in 1974. She was elected Vice President in 1979 and was elected Sr. Vice President in 1993. Prior to joining the Company, she served as a data processing specialist for the State of Arkansas. Mrs. Barrett holds degrees in mathematics and computer science from the University of Texas.

          (c) Mr. Bloom joined the Company in 1992 as Chief Financial Officer. Prior to joining the Company, he was employed for six years with Wilson Sporting Goods Co. as Chief Financial Officer of its International Division. Prior to his employment with Wilson, Mr. Bloom was employed by Arthur Andersen & Co. for nine years, serving most recently as Manager. Mr. Bloom, a Certified Public Accountant, holds a degree in accounting from the University of Illinois.

          (d) Mr. Brighton joined the Company in 1989 as a director of sales and was subsequently named President and CEO of InfoBase Services in 1991, a position he held until October 1, 1993.
               At that time, he left InfoBase Services and he was elected Senior Vice President of the Company. Prior to joining the Company, he was employed for 13 years with IBM Corporation, serving most recently as Marketing Branch Manager. Mr. Brighton holds a degree in mechanical engineering from the U.S. Naval Academy, Annapolis, Maryland.

          (e) Mr. Dietz rejoined the Company in 1979. He first joined the Company in 1969 and served as a Vice President until 1975. Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to the Company in 1979, Mr. Dietz was subsequently elected Vice President in 1983 and was named Chief Information Officer in 1991. In 1994 he was elected Senior Vice President. Mr. Dietz holds a degree in electrical engineering from Tulane University.

          (f) Mr. Ellis joined the Company in 1991 as Managing Director of the Company's U.K. operations. In 1994 he was elected Senior Vice President. Prior to 1991, Mr. Ellis was employed for 22 years with IBM, serving most recently as Assistant to the Chairman and Chief Executive Officer of IBM's U.K. operations. Prior to that, Mr. Ellis served as Branch Manager of the IBM U.K. Public Sector division.

          (g) Mr. Kline joined the Company in 1973. Since 1975 he has been Executive Vice President and a director. In 1988 he assumed the additional responsibilities of Treasurer and Chief Information Officer. In June 1991, Mr. Kline was named Chief Operating Officer, Executive Vice President and Treasurer. Prior to joining the Company, Mr. Kline was employed by IBM Corporation. Mr. Kline holds a degree in electrical engineering from the University of Arkansas.

          (h) Mr. Morgan joined the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since 1975. In 1991 he assumed the additional title of President. He was employed by IBM Corporation prior to joining the Company. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

          (i) Mr. Walker joined the Company in 1990. In 1994 he was elected Senior Vice President. Prior to joining the Company he was employed by IBM for 18 years, most recently serving as Branch Marketing Support Manager. Mr. Walker holds a degree in industrial engineering from the University of Arkansas.

          (j) Mr. Womble joined the Company in 1974. In 1975 he was elected Vice President and a director. In 1982 he was elected

               Executive Vice President. Prior to joining the Company, Mr. Womble was employed by IBM Corporation. Mr. Womble holds a degree in civil engineering from the University of Arkansas.

          (k)  Mr. Zaffaroni joined the Company in 1990 as Vice President.
               In 1994 he was elected Senior Vice President. Prior to joining the Company he was employed by the IBM Corporation for 21 years, most recently serving as Regional Sales Manager for the Mid-America Area. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

               With the exception of Mr. and Mrs. Barrett, who are married, there are no family relationships among any of the Company's executive officers and/or directors.

                                        PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

               The information required by this Item appears on the inside facing of the back cover of the Company's Annual Report, which information is incorporated herein by reference.

          Item 6.   Selected Financial Data

               The information required by this Item appears in the Company's Annual Report at p. 26, which information is incorporated herein by reference.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The information required by this Item appears in the Company's Annual Report at pp. 27-30, which information is incorporated herein by reference.

          Item 8.   Financial Statements and Supplementary Data

               The Financial Statements required by this Item appear in the Company's Annual Report at pp. 31-46, which information is incorporated herein by reference. The Financial Statement Schedule which constitutes the Supplementary Data required by this Item is attached hereto.

          Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

               Not applicable.

                                      PART III

          Item 10. Directors and Executive Officers of the Registrant

               Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Directors" in the Company's 1995 Proxy Statement at pp. 3-5, which information is incorporated herein by reference.

          Item 11.    Executive Compensation

                    The information required by this Item appears under the heading "Compensation of Directors and Executive Officers" in the Company's 1995 Proxy Statement at pp. 9-13, which information is incorporated herein by reference.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

                    The information required by this Item appears under the headings "Principal Shareholders" and "Equity Ownership of Directors and Executive Officers" in the Company's 1995 Proxy Statement at pp. 2-3, which information is incorporated herein by reference.

          Item 13.  Certain Relationships and Transactions

                    The information required by this Item appears under the heading "Certain Transactions" in the Company's 1995 Proxy Statement at pp. 15-16, which information is incorporated herein by reference.

               PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

               The following documents are filed as a part of this Report:

                         1.   Financial Statements.

                              The following consolidated financial statements of the registrant and its subsidiaries included on pages 31 through 46 of the Company's Annual Report and the Independent Auditors' Report on page 47 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                                      Page

          Consolidated Balance Sheets as of March 31, 1995
            and 1994                                                   31

          Consolidated Statements of Earnings for the years ended
          March 31, 1995, 1994 and 1993                                32

          Consolidated Statements of Cash Flows for the years ended
          March 31, 1995, 1994 and 1993                                33

          Consolidated Statements of  Stockholders' Equity for the
          years ended March 31, 1995, 1994 and 1993                   34-35

          Notes to the Consolidated Financial Statements              36-46

          Independent Auditors' Report                                 47

                         2.   Financial Statement Schedules.

                              The following additional information for the years 1995, 1994 and 1993 is submitted herewith and appears on the two pages immediately preceding the signature page of this Report on Form 10-K.



          Independent Auditors' Report


          Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1995, 1994 and 1993


                    All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                         3.   Exhibits and Executive Compensation Plans.

                              The following exhibits are filed with this Report or are incorporated by reference to previously filed material.

          Exhibit No.

          3(a)      Amended and Restated Certificate of Incorporation

          3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

          10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

          10(b) Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

          10(c)     Acxiom Corporation Deferred Compensation Plan
                    (previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

          10(d) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

          10(e) Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

          10(f) Long-Term Executive Compensation Plan (previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

          10(g)     Annual Executive Compensation Plan (1996)

          13        Portions of the Company's Annual Report

          21        Subsidiaries of the Company

          23        Consent of KPMG Peat Marwick LLP

          24 Powers of Attorney for Robert S. Bloom, Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, Rodger S. Kline, Charles D. Morgan, Jr., Robert A. Pritzker, Walter Smiley and James T. Womble

          27        Financial Data Schedule

                    Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report:

                    - Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation
                    -    Acxiom Corporation U.K. Share Option Scheme
                    -    Long-Term Executive Compensation Plan
                    -    Acxiom Corporation Deferred Compensation Plan*
                    -    Annual Executive Compensation Plan (1996)

          ---------------------------------

          *  To date, only one grant has been made, in 1990.

               4.   Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1995.

                       INDEPENDENT AUDITORS' REPORT


          The Board of Directors
          Acxiom Corporation:

          Under date of May 5, 1995, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          /s/  KPMG Peat Marwick LLP



          Little Rock, Arkansas
          May 5,1995

                                      Schedule II

                          ACXIOM CORPORATION AND SUBSIDIARIES

                           Valuation and Qualifying Accounts

                       Years ended March 31, 1995, 1994 and 1993

                                Additions
                    Balance at   charged    Other    Bad     Bad     Balance
                    beginning      to      addi-   debts    debts    at end
                    of period  costs and   tions  written  recov-     of
                                expenses  (note)    off     ered     period
          1995:
          Allowance
          for
          doubtful
          accounts
          and
          credits   $1,086,000  1,656,000  178,000 803,000  26,000  2,143,000
                     =========  =========  ======= =======  ======  =========


          1994:
          Allowance
          for
          doubtful
          accounts
          and
          credits   $1,049,000    970,000        - 945,000  12,OOO  1,086,000
                     =========    =======  ======= =======  ======  =========


          1993:
          Allowance
          for
          doubtful
          accounts
          and
          credits   $1,485,000    367,000        - 824,000  21,000  1,049,000
                     =========    =======  ======= =======  ======  =========


          Note - Other additions in 1995 represent the valuation account acquired in InfoBase purchase.

                                      SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ACXIOM CORPORATION


          Date:  June 27, 1995               By:/s/ Catherine L. Hughes
                                             -------------------------------
                                               Catherine L. Hughes
                                               Secretary and General Counsel


            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature

          Robert S. Bloom*           Chief Financial Officer    June 27, 1995
          -----------------------    (Principle accounting
            Robert S. Bloom          officer)

          Dr. Ann H. Die*            Director                   June 27, 1995
          -----------------------
            Dr. Ann H. Die

          William T. Dillard II*     Director                   June 27, 1995
          -----------------------
            William T. Dillard II

          Harry C. Gambill*          Director                   June 27, 1995
          -----------------------
            Harry C. Gambill

          Rodger S. Kline*           Executive Vice President,  June 27, 1995
          -----------------------    Chief Operating Officer,
            Rodger S. Kline          Treasurer and Director
                                     (Principle financial
                                     officer)

          Charles D. Morgan, Jr.*    Chairman of the Board,     June 27, 1995
          -----------------------    Chief Executive Officer
            Charles D. Morgan, Jr.   and President (Principle
                                     executive officer)

          Robert A. Pritzker*        Director                   June 27, 1995
          -----------------------
            Robert A. Pritzker

          Walter V. Smiley*          Director                   June 27, 1995
          -----------------------
            Walter V. Smiley

          James T. Womble*           Director                   June 27, 1995
          -----------------------
            James T. Womble



          *By: /s/ Catherine L. Hughes
              ----------------------------
              Catherine L. Hughes
              Attorney-in-Fact

                                   EXHIBIT INDEX

                              Exhibits to Form 10-K


          Exhibit No.                             Exhibit

          3(a)                Amended and Restated Certificate of Incorporation

          3(b)                Amended and Restated Bylaws (previously filed as
                              Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorpo-rated herein by reference)

          10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corpo-ration (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

          10(b)               Agreement for Professional Services dated
                              November 23, 1992 between the Company and
                              Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

          10(c) Acxiom Corporation Deferred Compensation Plan (previously filed as Exhibit 10(b) to the Com-pany's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

          10(d) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as
                              Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorpo-rated herein by reference)

          10(e) Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

          10(f) Long-Term Executive Compensation Plan (pre-viously filed as Exhibit 10(g) to the Company's

                              Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

          10(g)               Annual Executive Compensation Plan (1996)

          13                  Portions of the Company's Annual Report

          21                  Subsidiaries of the Company

          23                  Consent of KPMG Peat Marwick LLP

          24                  Powers of Attorney for Robert S. Bloom, Dr.
                              Ann H. Die, William T. Dillard II, Harry L.
                              Gambill, Rodger S. Kline, Charles D. Morgan,
                              Jr., Robert A. Pritzker, Walter Smiley and
                              James T. Womble

          27                  Financial Data Schedule

          EXHIBIT 3(a)


                                 AMENDED AND RESTATED
                             CERTIFICATE OF INCORPORATION
                                          OF
                                  ACXIOM CORPORATION


               Acxiom Corporation (the "Corporation), acting pursuant to Sections 245 and 242 of the General Corporation Law of the State of Delaware, hereby adopts the following Amended and Restated Certificate of Incorporation. The following Amended and Restated Certificate of Incorporation amends, restates, integrates, and supersedes, in its entirety, the Amended and Restated Certificate of Incorporation of Acxiom Corporation originally filed with the Delaware Secretary of State on August 10, 1993. The original Certificate of Incorporation was incorporated under the name of CCX NETWORK, INC. on September 28, 1983.

               FIRST:  NAME.  The name of the Corporation is:

                                 ACXIOM CORPORATION

               SECOND:  REGISTERED AGENT AND OFFICE.  The address of the

          Corporation's registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801, in the County of Newcastle. The name of the Corporation's registered agent at such address is The Corporation Trust Company.

               THIRD: PURPOSES. The purpose or purposes for which the Corporation is organized are:

               (a) To own, operate, sell, lease and otherwise deal in goods and services related to data processing, letter services, electronic computer operations, business machines, forms and procedures; to buy, rent, sell, lease and otherwise deal in computers.

               (b) To borrow money in such amount, for such times and upon such terms and conditions as is deemed wise and expedient; from time to time to draw, make, accept, endorse, discount, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable and transferable instruments, and evidences, as well as to secure the same by mortgages, pledge, deed of trust, or otherwise.

               (c) To have one or more offices, to carry on all or any of its operations and business, and without restriction or limit as to amount to purchase or otherwise acquire, hold, own, mortgage, sell, lease, convey or otherwise dispose of real and personal property of every class and description.

               (d) To enter into, make and perform contracts of any and every kind with any person, firm, corporation, association, partnership or body politic.

               (e) To own, purchase, lease, or otherwise acquire lands and real estate, and to sell and develop lands and real estate, and to equip and operate buildings and structures of every kind and character for the manufacturing, storing and protection of goods and properties of every character and kind.

               (f) To conduct, promote or engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

               FOURTH: AUTHORIZED SHARES. The total number of shares of stock which the Corporation shall have authority to issue is:

                    Thirty million (30,000,000) shares of Common Stock, ten cents ($.10) Par Value per common share.

                    One million (1,000,000) shares of Preferred Stock, one dollar ($1.00) Par Value per preferred share. The Board of Directors of the Corporation is authorized to provide for the issuance of shares of Preferred Stock in series and to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

               FIFTH: DURATION. The Corporation is to have perpetual existence.

               SIXTH:  DIRECTORS.

               (a) Number, Election and Terms of Directors. The number of directors shall be not less than three (3) nor more than fifteen
          (15) persons. The exact number of directors of the Corporation shall be fixed from time to time by the Board of Directors. The directors shall be classified with respect to the time for which they severally hold office into three classes, as nearly equal in number as possible, one class to hold office initially for a term expiring at the annual meeting of stockholders to be held in 1991, another class to hold office initially for a term expiring at the annual meeting of stockholders to be held in 1992, and another class to hold office initially for a term expiring at the annual meeting of stockholders to be held in 1993, with the members of each class to hold office until their successors are elected and qualified. At each annual meeting of the stockholders of the Corporation, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, but in no case shall a decrease in the number of directors shorten the term of any incumbent director.

               (b) Manner of Election. Elections of directors need not be by written ballot unless the Bylaws of the Corporation shall so provide.

               (c) Stockholder Nomination of Director Candidates and Advance Notice of Matters to Be Brought Before an Annual Meeting. Advance notice of nominations by stockholders of persons for election to the Board of Directors and advance notice of matters to be brought before an annual meeting by shareholders shall be given in the manner provided in the Bylaws.

               (d) Newly Created Directorships and Vacancies. Newly created directorships resulting from any increase in the number of directors and any vacancies in the Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled solely by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the proceeding sentence shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

               (e) Removal of Directors. No director shall be removed from the Board of Directors by action of the stockholders of the Corporation during his appointed term other than for cause. For purposes hereof, cause shall mean final conviction of a felony, unsound mind, adjudication of bankruptcy, nonacceptance of office, or conduct prejudicial to the interest of the Corporation.

               (f) Scope. The provisions of this Article shall apply only to the holders of Common Stock. Accordingly, this Article shall in no way limit or restrict the authority of the Board of Directors to fix the designation, power, preferences and rights of shares of Preferred Stock and the qualifications, limitations and restrictions thereof.

               SEVENTH: MEETINGS OF HOLDERS OF COMMON STOCK AND ACTION BY HOLDERS OF COMMON STOCK WITHOUT A MEETING.

               (a) Place of Meetings. Meetings of holders of Common Stock may be held within or without the State of Delaware, as the Bylaws may provide.

               (b) Special Meetings. Special meetings of the holders of Common Stock may be called by such person or persons as may be authorized by the Bylaws.

               (c) Stockholder Action. Any action required or permitted by the General Corporation Law of the State of Delaware to be taken at a meeting of holders of Common Stock may be taken without a meeting if one or more written consents, setting forth the action so taken, shall be signed by all of the holders of Common Stock entitled to vote with respect to the subject matter thereof. The consents signed under this provision, taken together, shall have the same force and effect as a unanimous vote of the holders of Common Stock.

               EIGHTH: LOCATION OF BOOKS AND RECORDS. The books and records of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors in the Bylaws of the Corporation.

               NINTH: BYLAWS. The Board of Directors shall have power to make, alter, amend and repeal the Bylaws, except so far as Bylaws adopted by the holders of Common Stock shall otherwise provide. Notwithstanding the foregoing, Bylaw provisions relating to informal action by holders of Common Stock without a meeting, nomination of director candidates by holders of Common Stock, notice of matters to be brought before an annual meeting by holders of Common Stock, the number, election and terms of directors elected by holders of Common Stock, the removal of directors elected by holders of Common Stock, the filling of vacancies on the Board of Directors created by an increase in the number of directors or by the death, resignation, removal or disqualification of directors elected by the holders of Common Stock, and the manner of calling and persons authorized to call special meetings of holders of Common Stock shall not be altered, amended or repealed, and no provisions inconsistent therewith shall be adopted, without
          (i) the approval of a majority of the Disinterested Directors, as defined in Article ELEVENTH hereof, or (ii) the affirmative vote of the holders of at least eighty percent (80%) of the votes entitled to be cast by the holders of Common Stock.

               TENTH:  FAIR PRICE PROVISION.

               (a)  Vote Required for Certain Business Combinations.

                    1. Higher Vote for Certain Business Combinations. In addition to any affirmative vote required by law or this Amended and Restated Certificate of Incorporation, and except as otherwise expressly provided in Section (b) of this Article,

                         (A)  any merger or consolidation of the
                    Corporation or any Subsidiary (as hereinafter defined) with (i) any Interested Stockholder (as hereinafter defined) or (ii) any other person (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Stockholder; or

                         (B)  any sale, lease, exchange, mortgage,
                    pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of any assets of the Corporation or any Subsidiary having an aggregate Fair Market Value of $10,000,000 or more; or

                         (C)  the issuance or transfer by the
                    Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested

                    Stockholder or any Affiliate of any Interested Stockholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $10,000,000 or more; or

                         (D) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Interested
                    Stockholder or any Affiliate of any Interested
                    Stockholder; or

                         (E) the adoption of any plan of share exchange between the Corporation or any Subsidiary with any Interested Stockholder or any other person which is, or after such share exchange would be, an Affiliate of any Interested Stockholder; or

                         (F)  any reclassification of securities
                    (including any reverse stock split), or
                    recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of Equity Security (as hereinafter defined) of the Corporation or any Subsidiary (as hereinafter defined) or the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested Stockholder;

          shall require the affirmative vote of the holders of at least eighty percent (80%) of the votes entitled to be cast by the holders of Common Stock. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in any agreement with any national securities exchange or otherwise.

                    2. Definition of "Business Combination". The term "Business Combination" used in this Article shall mean any transaction which is referred to in any one or more of clauses (A) through (F) of Paragraph 1 of this Section
               (a).

               (b) When Higher Vote is Not Required. The provisions of Section (a) of this Article shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of this Amended and Restated Certificate of Incorporation, if all of the conditions specified in either of the following paragraphs 1 and 2 are met:

                    1. Approval by Disinterested Directors. The Business Combination shall have been approved by a majority of the Disinterested Directors (as hereinafter defined).

                    2. Price and Procedure Requirements. All of the following conditions shall have been met:

                         (A) The aggregate amount of the cash and the Fair Market Value (as hereinafter defined) as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the higher of the following:

                              (i)  (if applicable) the highest per share
                         price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Stockholder for any shares of Common Stock acquired by it (a) within the two-year period immediately prior to the first public announcement of the terms of the proposed Business Combination (the "Announcement Date") or (b) in the transaction in which it became an Interested Stockholder, whichever is higher; and

                             (ii)  the Fair Market Value per share of
                         Common Stock on the Announcement Date or on the date on which the Interested Stockholder became an Interested Stockholder (such latter date is referred to in this Article as the "Determination Date"), whichever is higher.

                         (B) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any other class of outstanding stock shall be at least equal to the highest of the following (it being intended that the requirements of this paragraph 2(B) shall be required to be met with respect to every class of outstanding stock, whether or not the Interested Stockholder has previously acquired any shares of a particular class of stock):

                              (i)  (if applicable) the highest per share
                         price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Stockholder for any shares of such class of stock acquired by it
                         (a) within the two-year period immediately prior to the Announcement Date or (b) in the transaction in which it became an Interested Stockholder, whichever is higher;

                              (ii) (if applicable) the highest
                         preferential amount per share to which the holders of shares of such class of stock are entitled in the event of any voluntary liquidation, dissolution or winding up of the Corporation; and

                              (iii)     the Fair Market Value per share
                         of such class of stock on the Announcement Date or on the Determination Date, whichever is higher.

                         (C)  The consideration to be received by
                    holders of a particular class of outstanding stock (including Common Stock) shall be in cash or in the same form as the Interested Stockholder has previously paid for shares of such class of stock. If the Interested Stockholder has paid for shares of any class of stock with varying forms of consideration, the form of consideration for such class of stock shall be either cash or the form used to acquire the largest number of shares of such class of stock previously acquired by it. The price determined in accordance with paragraph 2(A) and 2(B) of this Section (b) shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination of shares or similar event.

                         (D)  After such Interested Stockholder has
                    become an Interested Stockholder and prior to the consummation of such Business Combination: (i) except as approved by a majority of the Disinterested Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding stock having preference over the Common Stock as to dividends or upon liquidation; (ii) there shall have been (a) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Disinterested Directors, and
                    (b) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate is approved by a majority of the Disinterested Directors; and (iii) such Interested Stockholder shall have not become the beneficial owner of any additional shares of Common Stock except as part of the transaction which results in such Interested Stockholder becoming an Interested Stockholder.

                         (E)  After such Interested Stockholder has
                    become an Interested Stockholder, such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation or any Subsidiary whether in anticipation of or in connection with such Business Combination or otherwise.

                         (F)  A proxy or information statement
                    describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to public stockholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

               (c)  Certain Definitions.  For the purpose of this Article:

                    1. A "person" shall mean any individual, firm, corporation or other entity.

                    2. "Interested Stockholder" shall mean any person (other than the Corporation or any Subsidiary) who or which:

                         (A)  is the beneficial owner, directly or
                    indirectly, of 5% or more of the voting power of the outstanding Common Stock; or

                         (B) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 5% or more of the voting power of the then outstanding Common Stock; or

                         (C)  is an assignee of or has otherwise
                    succeeded to any shares of Common Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933, as amended.

                    3. A person shall be a "beneficial owner" of any Common Stock:

                         (A) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns directly or indirectly; or

                         (B) which such person or any of its Affiliates or Associates has (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (ii) the right to vote pursuant to any agreement, arrangement or understanding; or

                         (C) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock.

                    4. For the purpose of determining whether a person is an Interested Stockholder pursuant to paragraph 2 of this Section (c), the number of shares of Common Stock deemed to be outstanding shall include shares deemed owned through application of paragraph 3 of this Section (c) but shall not include any other shares of Common Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                    5. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1990.

                    6. "Disinterested Director" means any member of the Board of Directors who is unaffiliated with the Interested Stockholder and was a member of the Board of Directors prior to the time that the Interested Stockholder became an Interested Stockholder, and any successor of a Disinterested Director who is unaffiliated with the Interested Stockholder and is recommended to succeed a Disinterested Director by a majority of Disinterested Directors then on the Board of Directors.

                    7. "Equity Security" shall have the meaning ascribed to such term in Section 3(A)(11) of the Securities Exchange Act of 1934, as in effect on January 1, 1990.

                    8. "Fair Market Value" means: (A) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934, as amended, on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Disinterested Directors in good faith; and (B) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a majority of the Disinterested Directors in good faith.

                    9. "Subsidiary" means any corporation of which a majority of any class of Equity Security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in paragraph 2 of this Section (c), the term "Subsidiary" shall mean only a corporation of which a majority of each class of Equity Security is owned, directly or indirectly, by the Corporation.

                    10. In the event of any Business Combination in which the Corporation survives, the phrase "consideration other than cash to be received" as used in paragraphs 2(A) and (B) of section (b) of this Article EIGHTH shall include the shares of Common Stock and/or the shares of any other class of outstanding stock retained by the holders of such shares.

               (d) Powers of the Board of Directors. A majority of the Directors shall have the power and duty to determine for the purposes of this Article, on the basis of information known to them after reasonable inquiry, (1) whether a person is an Interested Stockholder, (2) the number of shares of Common Stock beneficially owned by any person, (3) whether a person is an Affiliate or Associate of another, (4) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $10,000,000 or more. A majority of the Directors shall have the further power to interpret all of the terms and provisions of this Article.

               (e) No Effect on Fiduciary Obligations of Interested Shareholders. Nothing contained in this Article shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

               ELEVENTH: STOCKHOLDER VOTE ON EXTRAORDINARY MATTERS. Any merger or consolidation of the Corporation with any other person, any sale, lease, exchange, mortgage, pledge, transfer or other disposition by the Corporation of its property or assets, and any dissolution or liquidation of the Corporation or revocation thereof that the General Corporation Law of the State of Delaware requires be approved by the holders of Common Stock must be approved by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) of the votes entitled to be cast by the holders of Common Stock.

               TWELFTH:  LIMITATION OF DIRECTOR LIABILITY.

               (a) To the fullest extent permitted by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended, a director of the Corporation shall not be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

               (b) Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

               THIRTEENTH: INDEMNIFICATION OF DIRECTORS, OFFICERS AND EMPLOYEES. Any person who was or is a party or is threatened to be a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including any action or suit by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise, shall be indemnified by the corporation, if, as and to the extent authorized by the laws of the State of Delaware, against expenses (including the attorneys' fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by him, in connection with the defense or settlement of such action, suit, investigation or proceeding. The indemnification expressly provided by statute in a specific case shall not be deemed exclusive of any other rights to which any person indemnified may be entitled under any lawful agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

               FOURTEENTH: AMENDMENTS. From time to time any of the provisions of this Amended and Restated Certificate of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted by the affirmative vote of the holders of at least a majority of the votes entitled to be cast by the holders of the outstanding stock of the Corporation entitled to vote thereon; provided, however, the affirmative vote of the holders of at least eighty percent (80%) of the votes entitled to be cast by the holders of Common Stock shall be required to alter, amend, repeal, or adopt any provision inconsistent with Articles SIXTH, SEVENTH, NINTH, TENTH and FOURTEENTH hereof.

               The above Amended and Restated Certificate of Incorporation was adopted and approved by the Board of Directors of the Corporation on the 26th day of October, 1994 and by the stockholders of the Corporation, in the manner and by the vote prescribed by Section 242 of the General Corporation Law of the State of Delaware, this 15th day of December, 1994.



                                             /s/  Charles D. Morgan, Jr.
                                             --------------------------------
                                             Charles D. Morgan, Jr.,
                                             Chairman of the Board, CEO and
                                                President
          ATTEST:


          /s/  Catherine L. Hughes
          ------------------------------
          Catherine L. Hughes, Secretary




                                   ACKNOWLEDGMENT


          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF FAULKNER  )


               BE IT REMEMBERED that on this 15th day of December, 1994, personally came before me, a Notary Public for the State and county aforesaid, Charles D. Morgan, Jr., as Chairman, CEO and President and Catherine L. Hughes, as Secretary, respectively, of Acxiom Corporation, known to me personally to be such, and acknowledged the said Amended and Restated Certificate of Incorporation to be their act and deed and that the facts stated therein are true and correct.

               GIVEN under my hand and seal of office the day and year aforesaid.

                                             /s/  Kelley Rogers
                                             --------------------------------
                                                  Notary Public

          My Commission Expires:

               July, 1996
          ---------------------

          EXHIBIT 10(g)

          Executive Annual Incentive Plan - Fiscal 1996

            For purposes of the fiscal 1996 executive incentive plan, "eligible associates" will include those members of Acxiom's Executive Team (EOC members, corporate officers, business unit executives, business development executives and other non-officer executives).

            The objective of the fiscal 1996 executive incentive plan is to design a compensation program which will reflect the executives' responsibility, provide compensation that is both equitable and competitive, and which will:

               Align the executives' interests with shareholders'/investors' interests;

               Motivate executives to achieve the highest level of performance;

               Retain key executives by linking executive compensation to company performance; and

               Attract the best executives through competitive, growth-oriented plans.

            Target annual incentives for fiscal 1996 are based on a percentage of base salary as follows:

               EOC Members - 62.5% of base salary, representing 25% of total compensation

               Corporate Officers - 50% of base salary, representing 25% of total compensation

               Business Unit/Development Executives and other Corporate Executives (non-officers) - 33% of base salary, representing 20% of total compensation

            Performance measures will be determined on an annual basis, but will incorporate such measures as:

               Corporate Gate:
               . Earnings per share target must be made before the incentive plan is funded

               Corporate Goals:
               .    Earnings per share
               .    Economic Value Added (EVA)

               Unit Financial Goals:
               .    Business Unit financial contribution

               Customer Satisfaction and Associate Satisfaction

          EXHIBIT 13

  (This page and the following five (5) pages correspond to pages 27-30 of the Company's Annual Report.)

  Selected Financial Data

  Years Ended March 31,     1995      1994      1993    1992     1991


  Earnings Statement
  Data:
     Revenue              $202,448  151,669   115,827   90,905  97,714
     Net Earnings         $ 12,405    8,397     6,230    2,143   3,843
     Earnings per share   $    .54      .38       .30      .11     .20
     Average shares
      outstanding           22,943   21,840    20,768   19,056  19,548


  March 31,                 1995      1994      1993    1992     1991


  Balance Sheet Data:
    Current assets        $  43,517  35,857    36,027   29,902  28,966
    Current liabilities   $  24,964  12,895    14,938   12,474  13,687
    Total assets          $ 148,170 123,378   112,841   87,380  90,427
    Long-term debt,
     excluding current
     installments         $  18,219  34,992    33,237   22,994  28,600
    Redeemable common
     stock                       --   7,692     7,222       --      --
    Stockholders' equity  $  97,177  61,896    52,171   47,424  44,356

  (In thousands, except per share data. Per share data are restated to reflect two-for-one stock splits in both fiscal 1995 and 1993.)

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

  Results of Operations
  In 1995, the Company recorded the highest annual revenues, net income and earnings per share in its history.
       The following table presents the revenue distribution by customer industry for each of the three years in the period ended March 31, 1995:

                                           1995     1994     1993

  Insurance                                 30%      16%       5%
  Financial Services                        24       20       19
  Direct Marketing                          22       25       32
  Information & Communication Services      16       16       15
  Media/Publishing                           8       10       12
  Other                                      -       13       17
                                           ---      ---      ---
                                           100%     100%     100%
                                           ===      ===      ===

  Consolidated revenues were a record $202.4 million in 1995, a 33% increase from 1994 after increasing 31% from 1993 to 1994. Of the $50.8 million increase, $36.4 million related to the insurance industry attributable largely to the Allstate Insurance Company ("Allstate") data management agreement which increased $34.3 million during the year to $53.4 million. Financial services grew $18.3 million reflecting the strong activity in credit card marketing. Revenues in other industries
  increased $15.7 million.   Partially offsetting these increases, other
  revenues decreased $20.1 million as a result of the disposal of Acxiom Mailing Services in the prior year and the disposal of certain assets of the U.S. and U.K. operations of BSA in the current year.
       Consolidated revenues grew $35.8 million from 1993 to 1994 which was attributable to revenue increases in the insurance segment (an $18.5 million increase) primarily related to ramping up the Allstate agreement signed in September, 1992, the financial services segment (an $8.3 million increase) resulting from strong credit card marketing activity and the information and communication segment (a $6.9 million increase) principally due to the Trans Union data center management agreement which was effective for only seven months in 1993.
       In 1995 and 1994, the Company had two customers who accounted for more than 10% of revenue. Allstate accounted for 26.4% and 12.6% in 1995 and 1994, respectively, and Trans Union Corporation ("Trans Union") accounted for 12.6% and 13.6% in 1995 and 1994, respectively. No customers accounted for more than 10% of revenue in 1993. Trans Union has elected to extend the data center management agreement from its initial term of 2/ years to its full term of 10 years. The term of the Allstate agreement is five years. The Company does not have any reason to believe that either of these customers will not continue to do business with the Company.

       Acxiom U.K., the Company's remaining United Kingdom business unit, provides services to the United Kingdom market which are similar to the traditional direct marketing industry services the Company provides in the United States. In addition, Acxiom U.K. also provides promotional materials handling and fulfillment services to U.K. customers. These revenues were flat from 1994. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions which cause exchange rate impact. The U.K. operation generally funds its own operations and capital expenditures, although the Company occasionally advances funds from the U.S. to the U.K. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the financial statements into U.S. dollars are accumulated in a separate component of stockholders' equity. There are no restrictions on transfers of funds from the U.K.
       As noted in footnote 12 to the consolidated financial statements, the Company's United Kingdom operations have sustained losses in each of the past three years. The losses in both 1995 and 1994 resulted from the BSA U.K. operation which sold catalog fulfillment software. This operation was sold in 1995. The remaining U.K. operations in London and Sunderland, England reported stronger results for the third successive year in 1995, with improvement in both profits and cash flow.
       The following table presents operating expenses for the three years in the period ended March 31, 1995 (in millions):

                             1995    1994    1993   1994 to   1993 to
                                                      1995      1994
  Salaries and benefits     $ 67.3  $ 65.9  $ 57.8      +2%      +14%
  Computer, communications
     and other equipment      28.3    27.3    22.6      +4       +21
  Data costs                  60.0    17.4     1.1    +245     +1482
  Other operating costs
     and expenses             23.8    25.8    22.6      -8       +14
                             -----   -----   -----     ---      ----

                            $179.4  $136.4  $104.1     +32%      +31%
                             =====   =====   =====     ===      ====

  Salaries and benefits for 1994 to 1995 have increased 2% resulting from increased headcount associated with growth in the core U.S. operations largely offset by decreases in headcount resulting from the disposal of the units noted earlier. The 14% increase from 1993 to 1994 was largely attributable to growth in the U.S. business and the inclusion of Trans Union for a full year in 1994.
       Computer, communications and other equipment increased 4% from 1994 to 1995 primarily due to an increase in depreciation on computers for the core operations, again partially offset by the decrease in these costs for the units disposed of. The 21% increase from 1993 to 1994 relates to additional depreciation on computer equipment required to support the growth in the U.S. business combined with the impact of including the Trans Union facilities management agreement for the full year in fiscal 1994.

       Data costs grew $42.6 million from 1994 to 1995 as a result of the growth in the Allstate revenue noted earlier combined with the data costs associated with InfoBase revenues. Effective October 1, 1994, the Company purchased the remaining 50% partnership interest in InfoBase not previously owned. Accordingly, InfoBase results are now consolidated with the Company's results. The $16.3 million increase in data costs from 1993 to 1994 reflects the ramp-up of the Allstate agreement which was signed in September, 1992.
       Other operating costs and expenses decreased 8% from 1994 to 1995 primarily due to the effect of the decrease in costs of hardware sales associated with BSA, which was sold in 1995. The 14% increase from 1993 to 1994 reflects higher cost of hardware sales in 1994 combined with higher expenses associated with the inclusion of Trans Union results for a full year in 1994 compared to seven months in 1993 as well as increased operating activities.
       Income from operations was a record $23.1 million, a 51% increase from 1994. Income from operations in 1994 increased 31% over 1993. The operating margin increased to 11.4% in 1995 from 10.1% in 1994 and 1993.
       Other expense of $3.0 million in 1995 increased 63% from 1994. The equity in operations for the InfoBase partnership in the first half of 1995 (prior to the purchase of the remaining half interest in the partnership) was a loss of $259,000 compared to income of $811,000 in 1994. In addition, amortization of the excess of costs over fair value of net assets acquired increased $246,000 in 1995 due to the InfoBase purchase. Other expense in 1995 also included $500,000 for the estimated cost of disposal of certain assets of the U.S. operation of BSA.

  Interest expense decreased 14% in 1995 compared to 1994, due to decreased levels of debt. Other expense in 1994 increased 20% over 1993 due to higher interest expense associated with increased levels of debt.
       The Company's effective tax rate was 38%, 37% and 39% for 1995, 1994 and 1993 respectively. In each year, the effective rate exceeded the statutory U.S. federal tax rate primarily because of state income taxes which were partially offset by research and development credits. The Company expects the effective tax rate to remain in the 37-39% range for the next fiscal year.
       Software and research and development spending was $8.1 million in 1995 compared to $7.6 million in 1994 and $7.5 million in 1993.

  Capital Resources and Liquidity
  Working capital at March 31, 1995 totaled $18.6 million compared to $23.0 million a year earlier. At March 31, 1995 the Company had available credit lines of $31.0 million of which none was outstanding. The Company's debt-to-capital (capital defined as long-term debt plus redeemable common stock plus stockholders' equity) was 16% at March 31, 1995 compared to 33% at March 31, 1994. Total stockholders' equity increased 57% from the prior year to $97.2 million at March 31, 1995.
  The increase included reclassifying the redeemable common stock to stockholders' equity, and the sale of stock during the year totaling $12.9 million.

       Cash provided by operating activities was a record $36.9 million for 1995 compared to $24.6 million for 1994 and $14.0 million for 1993. In 1995, $27.1 million was used by investing activities and $7.2 million was used in financing activities. Investing activities in 1995 included the acquisition of the remaining 50% interest in the InfoBase partnership for $7.3 million (net of cash acquired) and capital expenditures of $24.4 million, compared to $27.3 million in 1994 and $28.8 million in 1993. Capital expenditures of $9.0 million, $15.9 million, and $16.0 million in 1995, 1994, and 1993 respectively, relate to assets acquired under the data center management agreement with Trans Union. Investing activities in 1995 also included proceeds of $5.7 million from sales of assets, primarily from the sale of substantially all the assets of Acxiom Mailing Services and the U.S. operations of BSA. Financing activities included payments on debt of $20.1 million, partially offset by sales of stock of $12.9 million.
       On August 31, 1994, the Company announced the extension of its data center management agreement with Trans Union Corporation which will carry the contract through August, 2002, its full term of ten years. As part of the extension agreement, Trans Union agreed to give up its right to cause the Company to repurchase the 960,000 shares of common stock then held by Trans Union. At the same time, the Company gave up its right to call the stock. Accordingly, the $7.9 million carrying value of the redeemable common stock has been transferred to stockholders' equity.
       The Company also announced on August 31, 1994, an agreement to sell Trans Union an additional 1,000,000 shares of newly issued common stock. This sale was completed during the third quarter, with the Company receiving sales proceeds of approximately $12 million.
       As noted in footnote 8 to the consolidated financial statements, the Company has purchased the remaining one-half interest in the InfoBase Services partnership owned by ADVO, Inc. The Company paid $9 million in cash, and also agreed to provide ADVO with service discounts over the next four years totaling at least $2.6 million. If the service discounts do not aggregate at least $2.6 million, the shortfall will be paid in cash.
       The Company is building a new 100,000 square foot customer service building on the main campus in Conway, Arkansas and is expanding its Conway data center to accommodate increasing data processing requirements. The data center expansion is expected to cost $4 million and will be completed in the first quarter of fiscal 1996. The new customer service facility is expected to cost $8 million and will be ready for occupancy in the third quarter of fiscal 1996. The Company plans to fund both projects through current operations and existing credit lines.

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

  Other Information
  As discussed more fully in footnote 14 of the consolidated financial statements, the Company sold certain assets of its BSA subsidiary in 1995 and sold substantially all of the assets of its Acxiom Mailing Services subsidiary in 1994. Neither transaction had a significant financial impact. The impact on operations in future years is expected to be positive, as neither of these business units contributed positive earnings prior to their disposal.
       The Company has adopted a comprehensive privacy policy which includes recognition of consumers' rights to control the dissemination of information about themselves, the Company's commitment to strict data security to avoid unauthorized disclosures and support for programs which consumers can use to opt out of unrequested solicitations. The Company is taking the lead in exploring industry self-regulation that might preempt, or be used as a model for, any national policy mandated by Congress.

  Seasonality and Inflation
  Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale and other operational efficiencies. The Company has established a pricing policy for long-term contracts which provides for the effects of expected increases resulting from inflation.
       The Company's operations have not proven to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters. In order to minimize the impact of these fluctuations, the Company continues to move towards long-term strategic partnerships with more predictable revenues.

  (This page and the following twenty-one (21) pages correspond to pages
   31-47 of the Company's Annual Report.)


  Consolidated Balance Sheets
  March 31, 1995 and 1994

  Assets
                                                     1995          1994
  Current assets:
    Cash and short-term cash investments         $ 3,149,000       475,000
    Trade accounts receivable, net                37,764,000    28,204,000
    Refundable income taxes                                -       923,000
    Other current assets (notes 7 and 14)          2,604,000     6,255,000
                                                  ----------    ----------
            Total current assets                  43,517,000    35,857,000
  Property and equipment, net of accumulated
    depreciation and amortization (notes 3, 4
    and 5)                                        67,419,000    59,697,000
  Software, net of accumulated amortization of
    $6,601,000 in 1995 and $4,355,000 in 1994
    (note 2)                                       9,693,000     5,113,000
  Excess of cost over fair value of net assets
    acquired, net of accumulated amortization
    of $1,673,000 in 1995 and $1,260,000 in
    1994 (note 8)                                  9,638,000     2,716,000
  Investment in and advances to joint venture
    (note 8)                                               -     3,974,000
  Other assets (notes 10 and 14)                  17,903,000    16,021,000
                                                 -----------   -----------
                                               $ 148,170,000   123,378,000
                                                 ===========   ===========

  Liabilities and Stockholders' Equity

  Current liabilities:
    Short-term notes payable (note 4)                      -       500,000
    Current installments of long-term debt
    (note 4)                                       3,564,000     3,046,000
    Trade accounts payable                         8,342,000     3,006,000
    Accrued expenses:
       Interest                                      522,000       609,000
       Payroll and payroll related                 5,280,000     2,073,000
       Other                                       7,055,000     3,315,000
    Advances from customers                          162,000       346,000
    Income taxes                                      39,000             -
                                                  ----------    ----------
            Total current liabilities             24,964,000    12,895,000
                                                  ----------    ----------
  Long-term debt, excluding current
    installments (note 4)                         18,219,000    34,992,000
  Deferred income taxes (note 7)                   7,138,000     5,734,000
  Deferred revenue                                   672,000       169,000
  Redeemable common stock (note 10)                        -     7,692,000
  Stockholders' equity (notes 6 and 10):
     Preferred stock                                       -             -
     Common stock                                  2,308,000     2,097,000

     Additional paid-in capital                   46,493,000    24,624,000
     Retained earnings                            50,776,000    38,562,000
     Foreign currency translation adjustment           7,000      (818,000)
     Treasury stock, at cost                      (2,407,000)   (2,569,000)
                                                  ----------    ----------
            Total stockholders' equity            97,177,000    61,896,000
  Commitments and contingencies (notes 4, 5,
     8, 9, 10 and 13)                            -----------   -----------
                                               $ 148,170,000   123,378,000
                                                 ===========   ===========

  See accompanying notes to consolidated financial statements.

  Consolidated Statements of Earnings
  Years ended March 31, 1995, 1994 and 1993


                                     1995           1994          1993

  Revenue (notes 8, 10 and 11)  $ 202,448,000    151,669,000   115,827,000

  Operating costs and expenses:
    Salaries and benefits          67,287,000     65,924,000    57,796,000
    Computer, communications and
      and other equipment          28,330,000     27,284,000    22,580,000
    Data costs                     59,963,000     17,356,000     1,103,000
    Other operating costs and
      expenses                     23,803,000     25,841,000    22,654,000
                                  -----------    -----------   -----------
       Total operating costs
          and expenses            179,383,000    136,405,000   104,133,000
                                  -----------    -----------   -----------
       Income from operations      23,065,000     15,264,000    11,694,000
                                  -----------    -----------   -----------
  Other income (expense):
     Interest expense              (2,388,000)    (2,770,000)   (2,429,000)
     Other, net (note 8)             (602,000)       939,000       903,000
                                  -----------    -----------   -----------
                                   (2,990,000)    (1,831,000)   (1,526,000)
                                  -----------    -----------   -----------

  Earnings before income taxes     20,075,000     13,433,000    10,168,000
  Income taxes (note 7)             7,670,000      5,036,000     3,938,000
                                  -----------    -----------   -----------
            Net earnings        $  12,405,000      8,397,000     6,230,000
                                  ===========    ===========   ===========
  Earnings per share                   $  .54            .38           .30
                                          ===            ===           ===
  Weighted average shares
    outstanding                    22,943,000     21,840,000    20,768,000
                                  ===========    ===========  ============

  See accompanying notes to consolidated financial statements.

  Consolidated Statements of Cash Flows
  Years ended March 31, 1995, 1994 and 1993


                                      1995           1994          1993

  Cash flows from operating
   activities:
    Net earnings                $ 12,405,000      8,397,000     6,230,000
    Non-cash operating
     activities:
       Depreciation and
         amortization             19,566,000     19,397,000    16,083,000
       Loss (gain) on disposal
         of assets                   114,000         44,000      (248,000)
       Equity in operations of
         joint venture (note 8)      259,000       (811,000)     (511,000)
       Deferred taxes                319,000      1,492,000     1,215,000
       Other, net                  1,803,000        787,000       401,000
    Changes in operating assets
     and liabilities:
       Accounts receivable        (8,271,000)    (5,661,000)   (8,920,000)
       Other assets                   60,000      2,282,000    (3,228,000)
       Accounts payable and other
        liabilities               10,692,000     (1,337,000)    2,969,000
                                  ----------     ----------    ----------
         Net cash provided by
          operating activities    36,947,000     24,590,000    13,991,000
                                  ----------     ----------    ----------

  Cash flows from investing
   activities:
    Sale of equipment and assets
     held for sale                    87,000        118,000     1,522,000
    Cash received on
     dispositions (note 14)        5,630,000              -             -
    Development of software       (1,084,000)    (1,718,000)     (764,000)
    Capital expenditures         (24,417,000)   (27,325,000)  (28,787,000)
    Advances to joint venture              -       (616,000)     (876,000)
    Net cash paid in acquisition
     of joint venture             (7,290,000)             -             -
    Net cash included in
     disposition (note 14)                 -     (1,471,000)            -
                                  ----------     ----------    ----------
         Net cash used by
          investing activities   (27,074,000)   (31,012,000)  (28,905,000)
                                  ----------     ----------    ----------

  Cash flows from financing
   activities:
    Proceeds from current and
     long-term debt                        -      5,442,000    10,774,000
     Payments of current and
      long-term debt             (20,147,000)    (1,446,000)   (1,283,000)
     Sale of common stock         12,948,000      1,441,000     2,523,000
     Purchase of treasury stock            -        (20,000)   (1,212,000)
                                  ----------     ----------    ----------

       Net cash provided
        (used) by financing
        activities                (7,199,000)     5,417,000    10,802,000
                                   ----------    ----------    ----------
       Effect of exchange rate
        changes on cash                    -          1,000      (107,000)
                                   ----------    ----------     ----------
         Net increase (decrease)
        in cash and short-term
        cash investments            2,674,000    (1,004,000)   (4,219,000)

  Cash and short-term cash
   investments at beginning of
   year                               475,000     1,479,000     5,698,000
                                   ----------    ----------    ----------
  Cash and short-term cash
    investments at end of year    $ 3,149,000       475,000     1,479,000
                                   ==========    ==========    ==========
  Supplemental cash flow
   information:
    Noncash investing and
     financing activities:
       Capital lease obligations
        incurred                    $ 566,000       500,000       223,000
       Noncash proceeds from
        disposition (note 14)               -    12,672,000             -
       Redeemable common stock,
        warrants, and purchase
        liability issued in asset
        acquisition (note 10)         536,000             -     5,660,000
    Cash paid during the year for:
       Interest                     2,475,000    2,845,000      2,221,000
       Income taxes                 6,137,000    3,128,000      2,676,000
                                   ==========   ==========     ==========

  See accompanying notes to consolidated financial statements.

  Consolidated Statements of Stockholders' Equity
  Years ended March 31, 1995, 1994 and 1993

                                        Common stock
                                  ------------------------    Additional
                                  Number of                    paid-in
                                   shares         Amount       capital

  Balances at March 31, 1992      19,768,980    $1,977,000   19,436,000
    Sale of common stock             802,660        80,000    2,443,000
    Issuance of common stock
      warrants (note 10)                   -             -      135,000
    Tax benefit of stock
      options exercised                    -             -      701,000
    Purchase of treasury stock             -             -            -
    Issuance of treasury stock
      for employee awards                  -             -            -
    Accretion on redeemable
      common stock  (note 10)              -             -            -
    Translation adjustment                 -             -            -
    Net earnings                           -             -            -
                                  ----------     ---------   ----------
  Balances at March 31, 1993      20,571,640     2,057,000   22,715,000
    Sale of common stock             400,424        40,000    1,401,000
    Tax benefit of stock
      options exercised                    -             -      483,000
    Purchase of treasury stock             -             -            -
    Issuance of treasury stock
      for employee awards                  -             -        9,000
    Issuance of treasury stock
      to retirement savings
      plan                                 -             -       16,000
    Accretion on redeemable
      common stock (note 10)               -             -            -
    Translation adjustment                 -             -            -
       Net earnings                        -             -            -
                                  ----------     ---------    ----------
  Balances at March 31, 1994      20,972,064     2,097,000   24,624,000
    Sale of common stock
      (note 6)                     1,144,227       115,000   12,833,000
    Tax benefit of stock
      options exercised                    -             -      252,000
  Issuance of common stock
      warrants (note 10)                   -             -      536,000
    Issuance of treasury stock
      to retirement savings
      plan                                 -             -      461,000
    Transfer redeemable common
      stock to stockholders'
      equity (note 10)               960,000        96,000    7,787,000
    Accretion on redeemable
      common stock (note 10)               -             -            -
    Translation adjustment                 -             -            -
    Net earnings                           -             -            -
                                  ----------     ---------   ----------
  Balances at March 31, 1995      23,076,291    $2,308,000   46,493,000
                                  ==========    ==========   ==========

  See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years ended March 31, 1995, 1994 and 1993

                                  Foreign                              Total
                                  currency       Treasury Stock        stock-
                                   trans-                              holders'
                        Retained   lation     Number of                 equity
                        earnings  adjustment   shares      Amount     (note 6)
Balances at March
  31, 1992             26,592,000    792,000 (416,488)  $(1,373,000) 47,424,000
Sale of common stock            -          -        -             -   2,523,000
Issuance of common
 stock warrants
 (note 10)                      -          -        -             -     135,000
Tax benefit of stock
 options exercised              -          -        -             -     701,000
Purchase of treasury
 stock                          -          - (296,908)   (1,212,000) (1,212,000)
Issuance of treasury
 stock for employee
 awards                         -          -    4,948        17,000      17,000
Accretion on
 redeemable common
 stock  (note 10)      (2,187,000)         -        -             -  (2,187,000)
Translation
 adjustment                     - (1,460,000)       -             -  (1,460,000)
Net earnings            6,230,000          -        -             -   6,230,000
                        ----------  ---------  --------   ---------   ----------
Balances at March 31,
 1993                  30,635,000   (668,000)(708,448)   (2,568,000) 52,171,000
Sale of common stock            -          -        -             -   1,441,000
  Tax benefit of stock
   options exercised            -          -        -             -     483,000
Purchase of treasury
  stock                         -          -   (2,156)      (20,000)    (20,000)
  Issuance of treasury
    stock for employee
    awards                      -          -    1,700         6,000      15,000
  Issuance of treasury
    stock to retirement
    savings plan                -          -    3,372        13,000      29,000
Accretion on
 redeemable common
 stock (note 10)         (470,000)         -        -             -    (470,000)
 Translation
 adjustment                     -   (150,000)       -             -    (150,000)
 Net earnings           8,397,000          -        -             -   8,397,000
                        ----------   --------  -------    ---------  ----------
Balances at March 31,
 1994                  38,562,000   (818,000)(705,532)   (2,569,000) 61,896,000

Sale of common stock
    (note 6)                     -         -        -            -   12,948,000
Tax benefit of stock
  options exercised              -         -        -            -      252,000
  Issuance of common
   stock warrants
   (note 10)                     -         -        -            -      536,000
  Issuance of treasury
   stock to retirement
   savings plan                  -         -    49,747      162,000     623,000
  Transfer redeemable
   common stock to
   stockholders'
   equity (note 10)              -         -       -            -     7,883,000
  Accretion on
   redeemable common
   stock (note 10)        (191,000)        -       -            -      (191,000)
  Translation
   adjustment                    -    825,000      -            -       825,000
  Net earnings          12,405,000          -      -            -    12,405,000
                        ----------   --------  -------   ---------   ----------
Balances at March 31,
 1995                   50,776,000     7,000  (655,785) $(2,407,000) 97,177,000
                        ==========   =======  ========   ==========   =========

  Notes to Consolidated Financial Statements
  March 31, 1995, 1994 and 1993

  (1) Summary of Significant Accounting Policies
  (a) Nature of Operations
       The Company provides information management technology and other related services, primarily for marketing applications. Operating units of the Company provide list processing services, data warehouse services, data and information products, and outsourcing and facilities management services in both the United States (U.S.) and United Kingdom (U.K.).

  (b) Consolidation Policy
       The consolidated financial statements include the accounts of Acxiom Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to October 1, 1994 the Company carried its 50% interest in InfoBase Services ("InfoBase") on the equity method (see note 8).

  (c) Revenue Recognition
       Revenues from the production of direct marketing lists are recognized when shipped. Revenues from data processing and outsourcing and facilities management services are recognized when the services are performed. Revenues from software licenses are recognized primarily when the software is installed or when the Company fulfills its obligations under the sales contract. The Company recognizes revenue from long-term contracts involving significant production, modification, or customization of software using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Revenues associated with the promotional fulfillment service are recog-nized based on usage of the service. Billed but unearned portions of revenues are reported as deferred revenues.

  (d) Accounts Receivable
       Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.
  All of the Company's receivables are from a large number of customers located throughout the U.S. and U.K. Accordingly, the Company's credit risk is affected by general economic conditions. Although the Company has several large individual customers, concentrations of credit risk are limited because of the diversity of the Company's customers.
       Trade accounts receivable are presented net of allowances for doubtful accounts and credits of $2,143,000 and $1,086,000 in 1995 and 1994, respectively.

  (e) Property and Equipment
       Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

                                               Estimated useful lives
             Buildings and improvements            5 - 30 years
             Office furniture and equipment        3 - 10 years

             Data processing equipment             2 - 10 years

       Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Property held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included with long-term debt. Property and equipment taken out of service and held for sale is recorded at net realizable value and depreciation is ceased.

  (f) Software and Research and Development Costs
       Capitalized and purchased software costs are amortized on a straight-line basis over the remaining estimated economic life of the product, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. Research and development costs incurred prior to establishing technological feasi-bility of software products are charged to operations as incurred.

  (g) Excess of Cost Over Fair Value of Net Assets Acquired
       The excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions (goodwill) are being amortized on a straight-line basis over 15 to 25 years from acquisition dates. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected, undiscounted net cash flows of the related business unit.

  (h) Income Taxes
       The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company's foreign subsidiaries file a combined income tax return in the United Kingdom.
       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (i) Foreign Currency Translation
       The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange, and the statements of earnings are translated at the weighted average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity.

  (j) Earnings Per Share
       Earnings per share computations are based upon the weighted average number of shares outstanding as adjusted for the two-for-one stock splits described in note 6. The weighted average number of shares outstanding includes redeemable common shares and the dilutive effect of stock options and warrants which are considered common stock equivalents (see note 10).

  (k) Statement of Cash Flows
       For purposes of the statement of cash flows, the Company considers highly liquid, short-term investments with original maturities of three months or less when acquired to be cash equivalents.

  (2) Software and Research and Development Costs
  The Company recorded amortization expense related to internally developed and purchased computer software of $2,246,000, $1,232,000, and $1,240,000 in 1995, 1994 and 1993, respectively. Additionally, research and development costs of $7,020,000, $5,912,000, and $6,757,000 were charged to operations during 1995, 1994 and 1993, respectively.

  (3) Property and Equipment
  Property and equipment are summarized as follows:
                                                      1995          1994

       Land                                      $  1,214,000     1,208,000
       Buildings and improvements                  37,819,000    31,685,000
       Office furniture and equipment               8,288,000     7,821,000
       Data processing equipment                   76,000,000    62,112,000
                                                  -----------   -----------
                                                  123,321,000   102,826,000
       Less accumulated depreciation and
         amortization                              55,902,000    43,129,000
                                                  -----------   -----------
                                                 $ 67,419,000    59,697,000
                                                  ===========   ===========

  (4) Long-Term Debt
  Long-term debt consists of the following:
                                                     1995          1994
       9.75% Senior Notes, due May 1, 2000,
         payable in annual installments of
         $2,143,000 each May 1; interest is
         payable semiannually                   $ 12,857,000    15,000,000

       Unsecured revolving credit agreement            -        15,713,000


       8.94% note payable due in monthly
         installments of principal and interest
         of $50,000 with remaining balance due
         June 30, 1997; collateralized by real
         estate                                    4,475,000     4,670,000

       Other notes and capital lease obligations
         payable (notes 5 and 8)                   4,451,000     2,655,000

                                                  ----------    ----------
            Total long-term debt                  21,783,000    38,038,000

       Less current installments                   3,564,000     3,046,000

                                                  ----------    ----------
            Long-term debt, excluding current
              installments                      $ 18,219,000    34,992,000
                                                  ==========    ==========


       The unsecured credit agreement provides for revolving loans in amounts of up to $30,000,000. The terms of the credit agreement provide for interest at the prime rate (or, at the Company's option, at other alternative market rates). The agreement requires a commitment fee equal to 3/16 of 1% on the average unused portion of the loan. The credit agreement expires on August 31, 1996. The Company also has another unsecured line of credit amounting to $1,000,000, of which none was outstanding at March 31, 1995. The other unsecured line expires in June 1995 and bears interest at prime minus 1/2 of 1%.

       Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels and working capital, debt to equity and debt service coverage ratios. The aggregate maturities of long-term debt for the five years ending March 31, 2000 are as follows: 1996, $3,564,000; 1997, $3,672,000; 1998, $7,549,000; 1999,
  $2,630,000; and 2000, $2,225,000.

  (5) Leases
  The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases and capital leases. Total property and accumulated amortization held under capital leases amount to $2,189,000 and $1,604,000, respectively,
  at March 31, 1995.   Amortization of property held under capital leases
  is included in depreciation expense. Future minimum lease payments under noncancellable operating leases and capital leases as of March 31, 1995 are as follows:

                                                  Capital      Operating
                                                  leases       leases
       Year ending March 31:
            1996                                $ 176,000     1,720,000
            1997                                  129,000     1,334,000
            1998                                  126,000       948,000
            1999                                  126,000       719,000
            2000                                   84,000       699,000
            Thereafter (through 2039)               -         4,841,000
                                                  -------     =========
       Total capital lease payments               641,000
       Less amount representing interest          (66,000)
                                                  -------
       Present value of minimum capital lease
            payments (note 4)                     575,000
       Less current installments of obligations
            under capital leases                 (134,000)
                                                  -------
       Obligations under capital leases,
            excluding current installments     $  441,000
                                                  =======

  Total rental expense each year on operating leases was as follows:
                                    1995         1994         1993
       Gross rentals (note 8)   $ 2,169,000    2,116,000    2,405,000

       Sublease rentals              76,000      154,000       97,000
                                  ---------    ---------    ---------
                                $ 2,093,000    1,962,000    2,308,000
                                  =========    =========    =========

  (6) Stockholders' Equity
  On November 4, 1992 the Company's Board of Directors declared a two-for-one stock split of its common stock, effected in the form of a stock dividend, which was distributed on November 30, 1992 to shareholders of record on November 16, 1992. On October 26, 1994 the Board of Directors declared an additional two-for-one stock split, effected in the form of a stock dividend, which was distributed on January 10, 1995 to shareholders of record on December 27, 1994. All share and per share data in the financial statements have been restated to give effect to the stock splits. Additionally, during the year ended March 31, 1995, the Company sold 1,000,000 shares of newly-issued common stock to Trans Union Corporation for approximately $12,000,000.
       The Company has 30,000,000 authorized shares of $.10 par value common stock and 1,000,000 shares of authorized but unissued $1.00 par value preferred stock. The Board of Directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends and the shares could be issued in multiple series with different rights and preferences. The Company currently has no plans for the issuance of any shares of preferred stock.
       The Company has for its U.S. employees a Key Employee Stock Option Plan ("Plan") for which 5,600,000 shares of the Company's common stock have been reserved. The Company has for its U.K. employees a U.K. Share Option Scheme ("Scheme") for which 2,800,000 shares of the Company's common stock have been reserved. These plans generally provide that the option price will be at least the fair market value at the time of the grant, except that the option price of nonqualified options granted under the Plan is determined by the Board of Directors. Any options granted under the plans must be exercised within 10 years after the date of the
  option.   At March 31, 1995, 1,159,054 shares and 2,478,443 shares are available for future grants under the Plan and the Scheme, respectively.

     Activity in stock options was as follows:

                                                      Options    Number of
                                        Number of      price      shares
                                         shares      per share  exercisable

       Outstanding at March 31, 1992   1,988,656    2.00 -  5.25   1,350,280
          Granted                      1,379,818    6.25 - 12.50
          Exercised                     (743,600)   2.00 -  5.25
          Terminated                     (93,900)   3.19 -  5.13
                                      ----------
       Outstanding at March 31, 1993   2,530,974    2.00 - 12.50     640,176
          Granted                        171,678   11.75 - 23.50

          Exercised                     (348,816)   2.00 -  5.13
          Terminated                     (53,608)   2.00 - 12.50
                                       ---------
       Outstanding at March 31, 1994   2,300,228    2.75 - 23.50     514,422
          Exercised                      (92,775)   2.83 - 12.50
          Terminated                    (137,537)   2.83 - 23.50
                                       ---------
       Outstanding at March 31, 1995   2,464,348    2.75 - 31.50     857,983
                                       =========    =============    =======

       The Company maintains an employee stock purchase plan which provides for the purchase of shares of common stock by employees through payroll deductions which may not exceed 10% of employee compensation. The price of the stock purchased under the plan is 85% of the market price as of the date the stock is purchased for the employee by the Trustee of the plan. There were 49,976, 51,606, and 59,060 shares purchased under the plan during the years ended March 31, 1995, 1994 and 1993, respectively.

  (7) Income Taxes
  Total income tax expense was allocated as follows:

                                            1995        1994      1993
       Income from continuing operations $7,670,000   5,036,000  3,938,000

       Stockholders' equity, for
          compensation expense for
          tax purposes in excess
          of amounts recognized for
          financial reporting purposes     (252,000)   (483,000)  (701,000)
                                           ---------   --------   --------
                                          $7,418,000  4,553,000  3,237,000
                                           =========  =========  =========


  Income tax expense attributable to income from continuing operations consists of:

                                            1995        1994      1993
       Current expense (benefit):
          Federal                       $ 5,953,000   2,841,000 2,199,000
          Foreign                                 -      72,000  (170,000)
          State                           1,398,000     631,000   694,000
                                          ---------   --------- ---------
                                          7,351,000   3,544,000 2,723,000
                                          ---------   --------- ---------
       Deferred expense (benefit):
          Federal                         1,027,000   1,778,000 1,024,000
          Foreign                          (408,000)   (411,000)        -
          State                            (300,000)    125,000   191,000
                                          ---------   --------- ---------
                                            319,000   1,492,000 1,215,000
                                          ---------   ------------------
       Total tax expense                $ 7,670,000   5,036,000 3,938,000
                                          =========   ========= =========

  The actual income tax expense attributable to income from continuing operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% for 1995 and 1994 and 34% for 1993 to income before income taxes) as follows:

                                            1995        1994      1993
       Computed expected tax expense    $ 7,026,000   4,702,000  3,457,000
       Increase (reduction) in income
         taxes resulting from:
           State income taxes, net of
             Federal income tax benefit     714,000     491,000   584,000
           Research and development
             credits                       (315,000)   (259,000)  (135,000)
           Other                            245,000     102,000     32,000
                                          ---------   ---------  ---------
                                        $ 7,670,000   5,036,000 3,938,000
                                          =========   ========= =========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1995 and 1994 are presented below.

                                                     1995            1994
       Deferred tax assets:
          Accrued expenses not deductible for
           tax purposes                          $ 1,209,000        253,000
          Investment in InfoBase, principally
           due to differences in basis for tax
           and financial reporting purposes          112,000        202,000
          United Kingdom net operating loss
           carryforward                              738,000        392,000
          Other                                      287,000        164,000
                                                   ---------      ---------
           Total gross deferred tax assets         2,346,000      1,011,000
                                                   ---------      ---------

       Deferred tax liabilities:
          Property and equipment, principally
           due to differences in depreciation     (5,026,000)    (3,693,000)
          Capitalized software and other costs
           expensed as incurred for
           tax purposes                           (2,703,000)    (2,917,000)
          Installment sale gains for
           tax purposes                             (420,000)             -
                                                   ---------      ---------
           Total gross deferred tax
           liabilities                            (8,149,000)    (6,610,000)
                                                   ---------      ---------
           Net deferred tax liability           $ (5,803,000)    (5,599,000)
                                                   =========      =========

  The Company believes its substantial history of profitability and taxable income and its utilization of tax planning sufficiently supports the value of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all deferred tax assets are more likely than not to be recovered. Included in other current assets are current
  deferred tax assets of $1,335,000 and $135,000 at   March 31, 1995 and
  1994, respectively.

  (8)  Related Party Transactions
  The Company leases certain equipment from a business partially owned by
  an officer.   Rent expense paid under this lease during the years ended
  March 31, 1995, 1994 and 1993 was approximately $247,000, $225,000 and
  $137,000, respectively. Additionally, the Company has guaranteed a loan executed by an officer and the business partially owned by the officer to purchase the leased equipment. The loan amount was approximately $1,450,000 at March 31, 1995.
       Effective October 1, 1994, the Company purchased the remaining one-half interest in the InfoBase partnership owned by ADVO, Inc. The purchase price consisted of $9,000,000 in cash and service discounts over the next four years, aggregating $2,560,000, which is included in long-term debt at March 31, 1995. If the service discounts do not aggregate at least $2,560,000 over the four-year period, the shortfall will be paid in cash.

       The Company has accounted for the purchase of the partnership interest using the purchase method of accounting. The aggregate investment in the InfoBase partnership has been allocated as follows:

             Cash paid                          $   9,000,000
             Less cash purchased                    1,710,000
                                                   ----------
             Net cash expenditure                   7,290,000
             Service discounts                      2,560,000
             Investment in and advances to joint
               venture prior to purchase            3,715,000
                                                   ----------
               Total investment                  $ 13,565,000
                                                   ==========
             Software                               5,797,000
             Excess of cost over fair value of
               net assets acquired                  7,049,000
             Accounts receivable                    2,612,000
             Property and equipment                   442,000
             Deferred tax asset                       115,000
             Other assets                               7,000
             Accounts payable and other
               liabilities                         (2,457,000)
                                                   ----------
               Total investment                  $ 13,565,000
                                                   ==========

       The amount of the purchase price allocated to software is being amortized over the estimated remaining economic life of the software products of 2 to 4 years. The excess of cost over fair value of net assets acquired is being amortized using the straight line method over its estimated economic life of 15 years.
       The following consolidated pro forma financial information (which includes adjustments to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and InfoBase) shows the results of the Company's operations for the years ended March 31, 1995 and 1994 as though the purchase of InfoBase had occurred at the beginning of each period presented:
                                       1995           1994

          Revenue                $ 205,178,000    164,488,000
                                   ===========    ===========
          Net earnings              11,865,000      8,170,000
                                   ===========    ===========
          Earnings per share             $ .52            .37
                                           ===            ===

       The operations of InfoBase are included in the Company's consolidated results of operations beginning October 1, 1994. Prior to that date, the Company's 50% equity in the operations of the joint venture was included in other income (expense). Included in revenue is $1,562,000, $2,236,000 and $2,197,000 from sales of services to InfoBase in 1995, 1994 and 1993, respectively. InfoBase also reimbursed the Company for processing, programming, and facility costs amounting to $2,585,000, $5,042,000, and $3,998,000 in 1995, 1994 and 1993,
  respectively. Commissions paid to InfoBase for list enhancement services totaled $4,395,000, $6,518,000 and $4,211,000 in 1995, 1994 and 1993,
  respectively.   Included in other income (expense) is the Company's 50%
  share of the earnings (loss) of the partnership amounting to $(259,000), $811,000, and $511,000 in 1995, 1994 and 1993, respectively.

  (9)  Retirement Plans
  The Company has a retirement savings plan which covers substantially all domestic employees. The Company matches 50% of the employee's salary deferred contributions up to 6% annually and may contribute amounts to the plan from the Company's earnings at the discretion of the Board of Directors. Company contributions amounted to approximately $653,000, $417,000 and $383,000 in 1995, 1994 and 1993, respectively.

  (10) Data Center Agreement
  Effective August 31, 1992, the Company entered into a data center management agreement with Trans Union Corporation ("Trans Union"). Under the agreement, the Company will manage Trans Union's data processing center for annual fees of approximately $20 million for the existing base capacity, with revenues to be adjusted in the future for changes in Trans Union's capacity requirements. Revenues for the years ended March 31, 1995, 1994 and 1993 were $25,552,000, $20,612,000 and $11,229,000, respectively.
       At closing, the Company acquired certain Trans Union data center assets for $6,698,000, consisting of $1,038,000 in cash, a purchase liability of $490,000 payable in two equal annual installments, 960,000 shares of newly-issued redeemable common stock valued at $5,035,000 and a warrant to purchase additional shares of common stock valued at $135,000. Trans Union had the right to cause the Company to repurchase the stock between years 2 1/2 and 5 at the higher of $5.625 per share or fair market value. The stock was callable by the Company during the same period at $8.438 per share. The difference between the assigned value of the redeemable common stock and the estimated redemption value per share was being accreted through charges to retained earnings. On August 31, 1994 the Company announced the extension of its data center management agreement with Trans Union. The extension will carry the contract through August 2002, its full term of 10 years. As part of the extension agreement, Trans Union agreed to give up its right to cause the Company to repurchase the 960,000 shares of common stock then held by Trans Union. At the same time, the Company gave up its right to call the stock. Accordingly, the $7,883,000 in carrying value of the redeemable common stock has been reclassified to stockholders' equity.
       The warrant, which expires on August 31, 2000, entitles Trans Union to acquire up to 2,000,000 additional shares of newly issued common stock. The exercise price for the warrant stock is $5.625 per share in years one through five of the agreement, $6.125 in year six, $6.625 in year seven and $7.125 in year eight. The first 500,000 shares became exercisable as of closing. The remaining 1,500,000 shares became exercisable upon Trans Union's election to extend the agreement. The value ($536,000) of the additional shares which became exercisable under the warrant has been credited to additional paid-in capital. Trans Union is precluded from exercising the warrant to the extent that the shares acquired thereunder would cause its percentage ownership of the Company's common stock acquired pursuant to the agreement to exceed 10% of the Company's then issued and outstanding common stock. Based on shares outstanding at March 31, 1995, Trans Union would be entitled to purchase approximately 1,425,000 total shares under the warrant agreement.
       In addition to the assets acquired, the Company has assumed certain other equipment leases, software licenses, and service agreement obligations of Trans Union. At March 31, 1995, the Company's remaining assumed obligations are $2,997,000 for the year ending March 31, 1996.
       As Trans Union elected to continue the agreement, the Company was required to pay Trans Union an additional cash payment of $752,000 which, together with the value of the warrant for additional shares which became exercisable at that time, is being amortized over the remaining term of the contract. Included in other assets on the consolidated balance sheet at March 31, 1995 and 1994 are unamortized contract costs in the amount of $3,759,000 and $2,370,000, respectively.

  (11)  Major Customers
  In 1995 and 1994, the Company had two major customers who accounted for more than 10% of revenue. Trans Union Corporation accounted for revenue of $25,552,000 (12.6%) and $20,612,000 (13.6%) in 1995 and 1994,
  respectively, and Allstate Insurance Company accounted for revenue of $53,416,000 (26.4%) and $19,145,000 (12.6%) in 1995 and 1994,
  respectively. In 1993, the Company had no customers who accounted for more than 10% of revenue.

  (12) Foreign Operations
  The following table shows financial information by geographic area for the years 1995, 1994 and 1993.

                                     United       United
                                     States      Kingdom    Consolidated

       1995:
         Revenue               $  187,879,000  14,569,000   202,448,000
         Earnings (loss) before
         income taxes              21,339,000  (1,264,000)   20,075,000
         Net earnings (loss)       13,261,000    (856,000)   12,405,000
         Total assets             138,180,000   9,990,000   148,170,000
         Total tangible assets    131,367,000   7,165,000   138,532,000
         Total liabilities
           (including deferred
            credits)               46,989,000   4,004,000    50,993,000
         Total equity              91,191,000   5,986,000    97,177,000
                                  ===========  ==========   ===========

       1994:
         Revenue                  135,495,000  16,174,000   151,669,000
         Earnings (loss) before
         income taxes              14,780,000  (1,347,000)   13,433,000
         Net earnings (loss)        9,405,000  (1,008,000)    8,397,000
         Total assets             113,169,000  10,209,000   123,378,000
         Total tangible assets    113,169,000   7,493,000   120,662,000
         Total liabilities
          (including deferred
           credits and redeemable
           common stock)           57,883,000   3,599,000    61,482,000
         Total equity              55,286,000   6,610,000    61,896,000
                                   ==========  ==========   ===========

       1993:
         Revenue                   99,220,000  16,607,000   115,827,000
         Earnings (loss) before
         income taxes              10,790,000    (622,000)   10,168,000
         Net earnings (loss)        6,682,000    (452,000)    6,230,000
         Total assets             101,988,000  10,853,000   112,841,000
         Total tangible assets    101,988,000   7,929,000   109,917,000
         Total liabilities
         (including deferred
          credits and redeemable
          common stock)            57,952,000   2,718,000    60,670,000
         Total equity              44,036,000   8,135,000    52,171,000
                                  ===========  ==========    ==========

  (13)  Contingencies
  The Company is involved in various contingencies, claims and legal
  actions arising in the ordinary course of business.   In the opinion of
  management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

  (14)  Dispositions
  The Company sold substantially all assets of its mailing services operating unit, Acxiom Mailing Services ("AMS"), in exchange for the assumption of $3,045,000 in liabilities, $4,500,000 in cash, a $4,127,000 mortgage note receivable in monthly installments of $31,000, including interest at 6.5%, and due in full on May 19, 2001, and $1,000,000 of preferred stock issued by the buyer. The sale closed May 20, 1994 effective as of March 31, 1994. The preferred stock is redeemable on May 19, 2004 and pays quarterly dividends of 5% per annum. The $4,500,000 is shown as a receivable and included in other current assets at March 31, 1994. The note receivable and preferred stock are included in other assets. Additionally, the Company sold the buyer a non-exclusive, perpetual software license to use certain of the Company's database marketing and data processing software. The license fee of $1,550,000 is payable monthly over five years. Other assets includes license fee receivable of $895,000 and $1,550,000 at March 31, 1995 and 1994,
  respectively. The effect of these transactions on consolidated net earnings for the year ended March 31, 1994 was not significant. For the year ended March 31, 1994, AMS revenues were $14,257,000.
       Effective June 1, 1994, the Company sold for $500,000 certain U.S. assets of its BSA operating unit to an entity controlled by an officer and principal shareholder of the Company. The effect of this transaction on consolidated net earnings for the year ended March 31, 1995 was not significant.

   (15)  Selected Quarterly Financial Data (Unaudited)
  The table below sets forth selected financial information for each quarter of the last two years:

                              1st           2nd        3rd         4th
                            quarter      quarter     quarter     quarter

  1995:
  Revenue              $ 46,881,000  47,853,000  52,742,000   54,972,000
  Income from             3,712,000   5,354,000   7,437,000    6,562,000
    operations
  Net earnings            1,516,000   2,793,000   4,121,000    3,975,000
  Earnings per share      $    .07          .12         .18          .17

  1994:
  Revenue               31,771,000   36,661,000  41,430,000   41,807,000
  Income from            2,343,000    4,068,000   4,850,000    4,003,000
    operations
  Net earnings           1,280,000    2,092,000   2,637,000    2,388,000
  Earnings per share      $    .06          .09         .12          .11

  Independent Auditors' Report


  The Board of Directors and Stockholders
  Acxiom Corporation:


  We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and
  disclosures in the financial statements.   An audit also includes
  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted accounting principles.

  /s/KPMG Peat Marwick LLP


  Little Rock, Arkansas
  May 5, 1995

  (This page corresponds to the inside facing of the back cover of the Company's Annual Report.)

  Market Information

  Per share data is restated to reflect a stock split during fiscal 1995.


  Stock Prices

  The Company's Common Stock is traded on the national Market System of Nasdaq under the symbol "ACXM."
       The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock.


  Fiscal 1995      High      Low     Fiscal 1994     High   Low

  Fourth Quarter  $18      $13 5/8 Fourth Quarter  $12 1/8  $10 3/8
  Third Quarter    15       13     Third Quarter    12 1/8   10
  Second Quarter   14 1/4   10 1/4 Second Quarter   10 7/8    8 1/8
  First Quarter    11        9 1/4 First Quarter     9 3/4    7 3/8

  During the period beginning April 1, 1995, and ending May 15, 1995 the high closing sales per share for the Company's Common Stock as reported by Nasdaq was $18 / and the low closing sales price per share was $16. On May 15, 1995, the closing price per share was $17 /.

  Shareholders of Record

  The approximate number of shareholders of record of the Company's Common Stock as of May 15, 1995 was 923.

  Dividends

  The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to provide funds for its business operations and for the expansion of its business. Thus, it does not anticipate paying cash dividends in the foreseeable future.

          EXHIBIT 21


                              SUBSIDIARIES OF THE COMPANY


                                   U.S. SUBSIDIARIES


               Name                          Incorporated   Doing Business As
                                                  In

          Acxiom Chicago Data Center, Inc.     Arkansas     Acxiom CDC, Inc.

          Acxiom Children's Center, Inc.       Arkansas     Acxiom Children's
                                                              Center, Inc.

          Acxiom Leasing Corporation           Arkansas     Acxiom Leasing
                                                              Corporation

          Acxiom RM-Tools, Inc.                Arkansas     Acxiom RM-Tools,
                                                              Inc.

          Acxiom Transportation                Arkansas     ATS; Conway
          Services, Inc.                                      Aviation, Inc.



                                   U.K. SUBSIDIARIES


               Name                          Incorporated    Doing Business
                                                  In              As


          Acxiom U.K., Ltd.                 United Kingdom  Acxiom U.K., Ltd.

          Marketlead Services, Ltd.         United Kingdom        N/A
            (Agency company of Acxiom
             U.K., Ltd.)

          Southwark Computer Services, Ltd.  United Kingdom       N/A
            (Agency company of Acxiom
             U.K., Ltd.)

          EXHIBIT 23


          The Board of Directors
          Acxiom Corporation:


          We consent to incorporation by reference in the registration statements (No. 33-17115, No. 33-37609, No. 33-37610, No. 33-42351,
          No. 33-72310 and No. 33-72312 on Form S-8) of Acxiom Corporation of our report dated May 5, 1995, relating to the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995 which is incorporated by reference in the March 31, 1995 annual report on Form 10-K of Acxiom Corporation. We also consent to incorporation by reference in the above-mentioned registration statements of our report dated May 5, 1995 relating to the consolidated financial statement schedule, which report appears in the March 31, 1995 annual report on Form 10-K of Acxiom Corporation.

          /s/  KPMG Peat Marwick LLP


          Little Rock, Arkansas
          June 29,1995

          EXHIBIT 24


                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as the principal accounting officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ Robert S. Bloom
          ---------------------------
          Robert S. Bloom



                                    ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF FAULKNER  )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Robert S. Bloom, personally known to me as the principal accounting officer of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 16th day of June, 1995.


                                             /s/ Barbara L. McMahan
                                             --------------------------------
                                             Notary Public


          My Commission Expires:  January 8, 2000

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for her and in her name, place and stead, in her capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ A. H. Die
          ---------------------------
          Dr. Ann H. Die



                                    ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF FAULKNER  )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Dr. Ann H. Die, personally known to me as a director of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that she, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 16th day of June, 1995.


                                             /s/ Sharon Tackett
                                             --------------------------------
                                             Notary Public


          My Commission Expires:   April 3, 2000

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ William T. Dillard II
          --------------------------
          William T. Dillard II



                                    ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF PULASKI   )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that William T. Dillard II, personally known to me as a director of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 19th day of June, 1995.


                                             /s/ Pat A. Albert
                                             --------------------------------
                                             Notary Public


          My Commission Expires:   October 4, 2001

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ Harry C. Gambill
          --------------------------
          Harry C. Gambill



                                    ACKNOWLEDGMENT



          STATE OF ILLINOIS   )
                              ) ss.
          COUNTY OF COOK      )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Harry C. Gambill, personally known to me as a director of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 19th day of June, 1995.


                                             /s/ Jeanette M. Gazda
                                             --------------------------------
                                             Notary Public


          My Commission Expires:   January 17, 1998

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal financial officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ Rodger S. Kline
          --------------------------
          Rodger S. Kline



          ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF FAULKNER  )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Rodger S. Kline, personally known to me as a director and the principal financial officer of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 16th day of June, 1995.


                                             /s/ Barbara L. McMahan
                                             --------------------------------
                                             Notary Public


          My Commission Expires:  January 8, 2000

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal executive officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ Charles D. Morgan, Jr.
          --------------------------
          Charles D. Morgan, Jr.



                                    ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF FAULKNER  )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Charles D. Morgan, Jr., personally known to me as a director and the principal executive officer of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 15th day of June, 1995.


                                             /s/ Sharon Tackett
                                             --------------------------------
                                             Notary Public


          My Commission Expires:  April 3, 2000

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ Robert A. Pritzker
          ---------------------------
          Robert A. Pritzker



                                    ACKNOWLEDGMENT

          STATE OF ILLINOIS   )
                              ) ss.
          COUNTY OF COOK      )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Robert A. Pritzker, personally known to me as a director of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 19th day of June, 1995.


                                             /s/ Carol D'Ascenzo
                                             --------------------------------
                                             Notary Public


          My Commission Expires:  December 1, 1996

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ Walter V. Smiley
          --------------------------
          Walter V. Smiley



                                    ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF PULASKI   )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that Walter V. Smiley, personally known to me as a director of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 14th day of June, 1995.


                                             /s/ Wendy Wilson
                                             --------------------------------
                                             Notary Public


          My Commission Expires:  October 1, 2003

                                   POWER OF ATTORNEY

               KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1995, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

          Signature:


          /s/ James T. Womble
          --------------------------
          James T. Womble



                                    ACKNOWLEDGMENT

          STATE OF ARKANSAS   )
                              ) ss.
          COUNTY OF FAULKNER  )

               I, the undersigned, a Notary Public in and for the County and State aforesaid, do hereby certify that James T. Womble, personally known to me as a director and officer of Acxiom Corporation, a Delaware corporation, subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he, being duly authorized, signed and delivered the said instrument for the uses and purposes therein set forth.

               Given under my hand and notarial seal this 15th day of June, 1995.


                                             /s/ Sharon Tackett

                                             --------------------------------
                                             Notary Public


          My Commission Expires:   April 3, 2000