Form 10-Q
period 1995-06-30
ACXIOM CORP
filed 1995-08-02
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q


          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                         OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ----- to -----


                           Commission file number 0-13163


                                 Acxiom Corporation
               (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                71-0581897
               State or Other Jurisdiction of          (I.R.S. Employer
               Incorporation or Organization)          Identification No.)

               P.O. Box 2000, 301 Industrial Boulevard,
               Conway, Arkansas                             72033-2000
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

                               Yes  X               No

               The number of shares of Common Stock, $0.10 par value per share, outstanding as of July 28, 1995, was 22,480,297.

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

          Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                 June 30,      March 31,
                                                   1995           1995
                                                 --------      ---------
                        Assets
                        ------
          Current assets:
            Cash and short-term cash           $  1,323,000     3,149,000
              investments
            Trade accounts receivable, net       38,186,000    37,764,000
            Other current assets                  2,626,000     2,604,000
                                                -----------   -----------
               Total current assets              42,135,000    43,517,000
                                                -----------   -----------
          Property and equipment                131,019,000   123,321,000
            Less - Accumulated depreciation
              and amortization                   59,056,000    55,902,000
                                                -----------   -----------
              Property and equipment, net        71,963,000    67,419,000
                                                -----------   -----------
          Software, net of accumulated            9,179,000     9,693,000
            amortization
          Excess of cost over fair value
            of net assets acquired                9,410,000     9,638,000

          Other assets                           20,609,000    17,903,000
                                                -----------   -----------
                                               $153,296,000   148,170,000
                                                ===========   ===========
             Liabilities and Stockholders'
                        Equity
          -----------------------------------
          Current liabilities:
            Current installments of long-term     3,288,000     3,564,000
              debt
            Trade accounts payable                7,739,000     8,342,000
            Accrued interest                        174,000       522,000
            Accrued payroll and related           4,061,000     5,280,000
              expenses
            Other accrued expenses                6,568,000     7,055,000
            Advances from customers                 185,000       162,000
            Income taxes                          1,645,000        39,000
                                                -----------   -----------
               Total current liabilities         23,660,000    24,964,000
                                                -----------   -----------

          Long-term debt, excluding current      20,391,000    18,219,000
            installments

          Deferred income taxes                   7,138,000     7,138,000

          Deferred revenue                        1,468,000       672,000

          Stockholders' equity:
            Preferred stock                             ---           ---
            Common stock                          2,312,000     2,308,000
            Additional paid-in capital           47,125,000    46,493,000
            Retained earnings                    53,780,000    50,776,000
            Foreign currency translation            171,000)        7,000
              adjustment
            Treasury stock, at cost              (2,407,000)   (2,407,000)
                                                -----------   -----------
            Total stockholders' equity          100,639,000    97,177,000
          Commitments and contingencies         -----------   -----------
                                               $153,296,000   148,170,000
                                                ===========   ===========

          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


                                               For the Three Months Ended
                                                -------------------------
                                                        June 30,
                                                -------------------------
                                                    1995          1994
                                                 ----------    ----------



          Revenue                              $ 54,390,000    46,881,000

          Operating costs and expenses:

             Salaries and benefits               20,106,000    14,821,000
             Computer, communications and
               other equipment                    7,493,000     6,916,000

             Data costs                          15,107,000    16,505,000
             Other operating costs and            6,322,000     4,927,000
               expenses                         -----------   -----------
               Total operating costs and         49,028,000    43,169,000
                 expenses                       -----------    ----------
          Income from operations                  5,362,000     3,712,000
                                                -----------    ----------

          Other income (expense):
             Interest expense                      (370,000)     (672,000)
             Other, net                             (67,000)     (556,000)
                                                -----------    ----------
                                                   (437,000)   (1,228,000)
                                                -----------    ----------

          Earnings before income taxes            4,925,000     2,484,000

          Income taxes                            1,921,000       968,000
                                                -----------    ----------
          Net earnings                          $ 3,004,000     1,516,000
                                                ===========    ==========
          Earnings per share                    $       .12           .07
                                                ===========    ==========
          Weighted average shares outstanding    24,270,000    21,950,000
                                                ===========    ==========


          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q
                         ACXIOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                   For the Three Months
                                                          Ended
                                                -------------------------
                                                         June 30,
                                                -------------------------
                                                    1995          1994
                                                  --------      --------

          Cash flows from operating
            activities:
            Net earnings                       $  3,004,000     1,516,000
            Non-cash operating activities:
              Depreciation and amortization       4,731,000     4,940,000
              Loss on disposal of assets                ---       509,000
              Equity in operations of joint
                venture                                 ---        43,000
              Other, net                            152,000       187,000
              Changes in assets and
                liabilities:
                Accounts receivable                (604,000)   (4,963,000)
                Other assets                     (1,112,000)    1,107,000
                Accounts payable and other         (193,000)    3,663,000
                  liabilities                    ----------    ----------
                Net cash provided by operating
                  activities                      5,978,000     7,002,000
                                                 ----------    ----------

          Cash flows from investing
            activities:
            Sale of assets                          131,000     4,547,000
            Development of software                (250,000)     (335,000)
            Capital expenditures                (10,156,000)   (4,168,000)
            Net cash used by investing           ----------    ----------
              activities                        (10,275,000)       44,000
                                                 ----------    ----------
          Cash flows from financing
            activities:
            Proceeds from debt                    4,099,000           ---
            Payments of debt                     (2,240,000)   (7,049,000)
            Sale of common stock                    636,000       357,000
                                                 ----------    ----------
              Net cash provided (used) by
                financing activities              2,495,000    (6,692,000)
                                                 ----------    ----------
              Effect of exchange rate changes       (24,000)          ---
                on cash
                                                 ----------    ----------
              Net increase in cash and
                short-term cash investments      (1,826,000)      354,000

          Cash and short-term cash investments
            at beginning of period                3,149,000       475,000
                                                 ----------    ----------
          Cash and short-term cash investments
            at end of period                   $  1,323,000       829,000
                                                 ==========    ==========

          Supplemental cash flow information:
            Cash paid during the period for:
              Interest                         $    718,000     1,072,000
              Income taxes                          315,000       155,000
                                                 ==========    ==========


          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q

                         ACXIOM CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 15 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of Registrant's 1995 Annual report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 1995.

          Notes to Consolidated Financial Statements:

             On July 14, 1995, the Company purchased the outstanding stock
          1.
             of Generator Datamarketing Limited ("Generator"). Generator is located in Hertfordshire, near London, and provides data and database marketing software and processing services to its customers. The purchase price was 4,000,000 pounds sterling (approximately $6,460,000). The acquisition will be accounted for as a purchase and, accordingly, Generator's results of operations will be included in the consolidated statements of earnings from July 1, 1995. Generator had revenue from operations of $3,122,000 and earnings before income taxes of $215,000 for the year ended December 31, 1994.

          2. On July 25, 1995, a customer of the Company, Highlights for Children, Inc. ("Highlights"), filed a demand for arbitration with the American Arbitration Association. The demand alleges, among other things, breaches of express warranties in connection with a software license agreement for the Company's GS/2000 software product. The demand seeks compensatory damages of approximately $22,000,000 and punitive damages of $44,000,000, plus attorneys' fees and costs.

             The Company believes that the action is without merit and unwarranted. Highlights is and has been using the GS/2000 software in the daily operation of its business for over two years. Highlights accepted the software as operational in February of 1994 and paid the final license fee payment. Acxiom's software license fee and related fees invoiced to Highlights for the GS/2000 software totaled approximately $2,000,000. The Company intends to vigorously defend the arbitration claim. Management believes that the ultimate outcome of the arbitration case will result in a final settlement, if any, in an amount which would not be material to the financial statements and would be substantially lower than the amount noted above.

             The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

          Form 10-Q
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Consolidated revenue was a record $54,390,000 for the quarter ended June 30, 1995, a 16% increase over revenue of $46,881,000 for the same quarter a year ago. Revenues for the quarter increased 26% after considering the effects of a one-time adjustment related to the Allstate Insurance Company contract recorded in the last year's first quarter. Previously, the revenue related to this contract had been recorded on a month lag basis. The financial services segment grew 47% reflecting the continued strong activity in credit card marketing. The direct marketing, information and communications, and media segments grew 28%, 15% and 17%, respectively. The insurance segment was flat to the prior year including the effects of the adjustment noted above.

          Operating costs and expenses increased 14% when compared to the comparable period a year ago. Salaries and benefits increased 36% reflecting the 27% increase in headcount over the prior year combined with larger incentive compensation accrued in the current year's quarter. Computer, communications and other equipment costs increased 8% primarily due to increased depreciation on computers for the core operations. Data costs decreased 8% as a result of the one-time adjustment on the Allstate contract noted above. Other operating costs and expenses increased 28% reflecting higher advertising expenditures and facilities costs combined with the impact of increased operating activities on the higher volume. Operating costs decreased as a percentage of revenue and as a result, income from operations was 10% compared to 8% in the first quarter of the prior year.

          Interest expense decreased due primarily to decreased levels of debt during the quarter when compared to the year earlier period. Other expense in the first quarter of the prior year included $500,000 for the estimated disposal cost of certain BSA assets in the United States.

          The Company's effective tax rate was 39% for both the current quarter and the year earlier quarter. The effective tax rate for the year ended March 31, 1995 was 38%. The Company expects the effective rate for fiscal year 1996 to be in the 37-39% range.

          Capital Resources and Liquidity

          Working capital at June 30, 1995, was $18,475,000 compared to $18,553,000 at March 31, 1995. At June 30, 1995 the Company had available credit lines of $31,000,000 of which $4,099,000 was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 17% at June 30, 1995 compared to 16% at March 31, 1995.

          Cash provided by operating activities was $5,978,000 for the three months ended June 30, 1995 compared to $7,002,000 for the same period a year earlier. In the current quarter, $10,275,000 was used by investing activities and $2,495,000 was provided by financing activities. Investing activities included $10,156,000 in capital expenditures compared to $4,168,000 in the prior year's quarter. Investing activities in the prior year's quarter included $4,547,000 collected from the sale of assets, primarily from the sale of substantially all of the assets of Acxiom Mailing Services.

          The Company has substantially completed and is now occupying an expansion of its Conway, Arkansas data center to accommodate increasing data processing requirements. The cost of the expansion totaled approximately $4,000,000. The Company is also building a new 100,000 square-foot customer service building on its main campus in Conway. The new customer service facility is expected to cost $8,000,000 and will be ready for occupancy in the third quarter of fiscal 1996. Both projects are being funded through current operations and existing credit lines.

          As mentioned in footnote 1 to the consolidated financial statements, the Company has purchased the outstanding stock of Generator Datamarketing Limited ("Generator"), a United Kingdom company that provides data and database marketing software and processing services. The purchase price was 4,000,000 pounds sterling (approximately $6,460,000). The transaction was completed July 14, 1995 and will be accounted for as a purchase. Accordingly, Generator's results of operations will be included in the Company's consolidated results beginning in the second quarter of the fiscal year.

          As discussed in footnote 2 to the consolidated financial statements, the Company is involved in an arbitration claim, which if resolved against the Company, could result in payment of an amount which could be material to the financial statements. However, management believes the ultimate outcome of this case will result in a settlement, if any, which will not be material to the financial statements.

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

          Form 10-Q

                                 ACXIOM CORPORATION

                             PART II - OTHER INFORMATION


          Item 1.        Legal Proceedings

                         Highlights for Children, Inc. has filed a demand for arbitration against the Company. A detailed discussion of the dispute appears in Note 2 of of the Notes to Consolidated Financial Statements, and such discussion is incorporated herein by reference.


          Item 6.        Exhibits and Reports on Form 8-K.

                    (a)  Exhibits:

                         27   Financial Data Schedule

                    (b) Reports on Form 8-K filed during the first quarter:

                         None

          Form 10-Q

                         ACXIOM CORPORATION AND SUBSIDIARIES

                                      SIGNATURE


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Acxiom Corporation

          Dated August 1, 1995

                                        /s/ Robert S. Bloom
                                        -------------------------------
                                            (Signature)
                                            Robert S. Bloom
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                                    EXHIBIT INDEX

                                Exhibits to Form 10-Q

                          Exhibit Number                Exhibit

                            27                  Financial Data Schedule