Form 10-K/A
ACXIOM CORP
filed 1995-10-12
CIK 733269

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                      FORM 10-K/A


                                ACXIOM CORPORATION
           (Exact name of registrant as specified in its charter)


                                AMENDMENT NO.   1
                                              -----

           The undersigned Registrant hereby amends paragraph 3 of Item 14 of its Annual Report on Form 10-K by redesignating Exhibits 10(b)-(g) as Exhibits 10(c)-(h), respectively, and adding a new Exhibit 10(b), Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994.
     Item 14, as amended, appears below in its entirety.

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

          3.  Exhibits and Executive Compensation Plans.

                   Exhibit 10(b) is filed herewith; the remaining exhibits were filed with the Annual Report on Form 10-K or incorporated by reference to previously filed material as indicated.

     Exhibit No.

       3(a)      Amended and Restated Certificate of

                 Incorporation

       3(b)      Amended and Restated Bylaws (previously filed as
                 Exhibit 3(b) to the Company's Annual Report on

                 Form 10-K for the fiscal year ended March 31,

                 1991, Commission File No. 0-13163, and

                 incorporated herein by reference)

       10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation previously filed as Exhibit A to
                 Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)
       10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994

       10(c) Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as
                 Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December
                 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

       10(d) Acxiom Corporation Deferred Compensation Plan (previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

       10(e) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as
                 Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

       10(f) Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

       10(g) Long-Term Executive Compensation Plan (previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

       10(h)     Annual Executive Compensation Plan (1996)

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

                                 SIGNATURES

                 Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACXIOM CORPORATION


     Date:  October 12, 1995              By:/s/ Robert S. Bloom


                                         ----------------------
                                          Robert S. Bloom
                                          Chief Financial Officer

                                 EXHIBIT INDEX

                              Exhibits to Form 10-K


     Exhibit No.                             Exhibit

     3(a)*           Amended and Restated Certificate of
                     Incorporation

     3(b)** Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

     10(a)** Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

     10(b)***        Agreement to Extend and Amend Data Center
                     Management Agreement and to Amend
                     Registration Rights Agreement dated
                     August 31, 1994

     10(c)** Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

     10(d)**         Acxiom Corporation Deferred Compensation
                     Plan (previously filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

     10(e)** Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

     10(f)** Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

     10(g)** Long-Term Executive Compensation Plan (pre-viously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

      10(h)*         Annual Executive Compensation Plan (1996)

      13*            Portions of the Company's Annual Report

      21*            Subsidiaries of the Company

      23*            Consent of KPMG Peat Marwick LLP

      24*            Powers of Attorney for Robert S. Bloom, Dr.
                     Ann H. Die, William T. Dillard II, Harry L.
                     Gambill, Rodger S. Kline, Charles D. Morgan,
                     Jr., Robert A. Pritzker, Walter Smiley and
                     James T. Womble

      27*            Financial Data Schedule
     ----------
     *     Document previously filed.
     **    Document incorporated herein by reference as
           indicated.
     ***   Document filed herewith.