Form 10-Q
period 1995-09-30
ACXIOM CORP
filed 1995-11-02
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

          (Mark One)

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995   OR


          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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

                             Yes  X                No

             The number of shares of Common Stock, $0.10 par value per share, outstanding as of October 25, 1995, was 23,491,335.

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

          Form 10-Q
                        ACXIOM CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                             September 30,    March 31,
                                                 1995           1995
                                               ---------      ---------
                        Assets
                        ------
          Current assets:
             Cash and short-term cash        $  1,592,000     3,149,000
               investments
             Trade accounts receivable, net    40,657,000    37,764,000
             Other current assets               2,976,000     2,604,000
                                              -----------   -----------
               Total current assets            45,225,000    43,517,000
                                              -----------   -----------
          Property and equipment              151,644,000   123,321,000
             Less - Accumulated depreciation
               and amortization                67,016,000    55,902,000
                                              -----------   -----------
               Property and equipment, net     84,628,000    67,419,000
                                              -----------   -----------
          Software, net of accumulated          8,718,000     9,693,000
            amortization
          Excess of cost over fair value
            of net assets acquired             14,777,000     9,638,000

          Other assets                         21,511,000    17,903,000
                                              -----------   -----------
                                             $174,859,000   148,170,000
                                              ===========   ===========
            Liabilities and Stockholders'
                        Equity
          ----------------------------------
          Current liabilities:
             Short-term borrowings                827,000         ---
             Current installments of long-      3,564,000     3,564,000
               term debt
             Trade accounts payable             8,786,000     8,342,000
             Accrued interest                     435,000       522,000
             Accrued payroll and related        5,026,000     5,280,000
               expenses
             Other accrued expenses             7,540,000     7,055,000
             Advances from customers              232,000       162,000
             Income taxes                         994,000        39,000
                                              -----------   -----------
               Total current liabilities       27,404,000    24,964,000
                                              -----------   -----------

          Long-term debt, excluding current    29,280,000    18,219,000
            installments

          Deferred income taxes                 7,164,000     7,138,000

          Deferred revenue                      1,544,000       672,000

          Stockholders' equity:
             Preferred stock                        ---           ---
             Common stock                       2,412,000     2,308,000
             Additional paid-in capital        51,883,000    46,493,000
             Retained earnings                 57,962,000    50,776,000
             Foreign currency translation        (407,000)        7,000
               adjustment
             Treasury stock, at cost           (2,383,000)   (2,407,000)
                                             ------------   -----------
             Total stockholders' equity       109,467,000    97,177,000
          Commitments and contingencies      ------------   -----------
                                             $174,859,000   148,170,000
                                             ============   ===========

          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q
                        ACXIOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)


                                              For the Three Months Ended
                                              -------------------------
                                                    September 30,
                                              -------------------------
                                                  1995          1994
                                               ----------    ----------




          Revenue                            $ 62,376,000    47,853,000

          Operating costs and expenses:

             Salaries and benefits             22,652,000    16,010,000
             Computer, communications and
               other equipment                  7,844,000     7,021,000

             Data costs                        15,992,000    13,414,000
             Other operating costs and          8,546,000     6,054,000
               expenses                       -----------    ----------
               Total operating costs and       55,034,000    42,499,000
                 expenses                     -----------    ----------
          Income from operations                7,342,000     5,354,000
                                              -----------    ----------

          Other income (expense):
             Interest expense                    (546,000)     (585,000)
             Other, net                           (84,000)     (189,000)
                                              -----------    ----------
                                                 (630,000)     (774,000)
                                              -----------    ----------

          Earnings before income taxes          6,712,000     4,580,000

          Income taxes                          2,640,000     1,787,000
                                              -----------    ----------
          Net earnings                        $ 4,072,000     2,793,000
                                              ===========    ==========
          Earnings per share                  $       .16           .12
                                              ===========    ==========
          Weighted average shares              26,109,000    22,548,000
            outstanding                       ===========    ==========





          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q
                        ACXIOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)


                                               For the Six Months ended
                                              -------------------------
                                                    September 30,
                                              -------------------------
                                                  1995          1994
                                               ----------    ----------



          Revenue                            $121,558,000    94,734,000

          Operating costs and expenses:

             Salaries and benefits             45,437,000    30,831,000
             Computer, communications and
               other equipment                 15,965,000    13,937,000

             Data costs                        31,492,000    29,919,000
             Other operating costs and         15,805,000    10,981,000
               expenses                       -----------    ----------

               Total operating costs and      108,699,000    85,668,000
                 expenses                     -----------    ----------
          Income from operations               12,859,000     9,066,000
                                              -----------    ----------

          Other income (expense):
             Interest expense                    (938,000)   (1,257,000)
             Other, net                          (151,000)     (745,000)
                                              -----------    ----------
                                               (1,089,000)   (2,002,000)
                                              -----------    ----------

          Earnings before income taxes         11,770,000     7,064,000

          Income taxes                          4,562,000     2,755,000
                                              -----------    ----------
          Net earnings                        $ 7,208,000     4,309,000
                                              ===========    ==========
          Earnings per share                  $       .28           .19
                                              ===========    ==========
          Weighted average shares              25,966,000    22,250,000
            outstanding                       ===========    ==========




          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q
                        ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                               For the Six Months Ended
                                              -------------------------
                                                    September 30,
                                              -------------------------
                                                  1995          1994
                                                --------      --------
          Cash flows from operating
            activities:
             Net earnings                    $  7,208,000     4,309,000
             Non-cash operating activities:
               Depreciation and amortization   10,519,000     9,321,000
               Loss on disposal of assets           ---         547,000
               Equity in operations of joint
                 venture                            ---         279,000
               Other, net                         364,000     1,049,000
               Changes in assets and
                 liabilities:
                   Accounts receivable           (254,000)   (6,660,000)
                   Other assets                  (789,000)      408,000
                   Accounts payable and        (1,047,000)    7,115,000
                     other liabilities         ----------    ----------

                   Net cash provided by
                     operating activities      16,001,000    16,368,000
                                               ----------    ----------

          Cash flows from investing
            activities:
             Sale of assets                       272,000     5,308,000
             Cash acquired in pooling           1,624,000         ---
               acquisition
             Cash paid in purchase             (5,914,000)        ---
               acquisition
             Development of software             (547,000)     (546,000)
             Capital expenditures             (21,950,000)   (9,178,000)
                                               ----------    ----------
             Net cash used by investing
                activities                    (26,515,000)   (4,416,000)
                                               ----------    ----------
          Cash flows from financing
            activities:
             Proceeds from debt                12,261,000         ---
             Payments of debt                  (2,999,000)  (11,987,000)
             Sale of common stock               1,011,000       688,000
             Cash dividends paid by acquired
               company prior to merger           (468,000)        ---
             Acquisition and retirement of
               common stock by acquired        (1,010,000)        ---
               company prior to merger

             Issuance of common stock by
               acquired company prior             190,000         ---
               to merger                       ----------    ----------
               Net cash provided (used) by
                 financing activities           8,985,000   (11,299,000)
                                               ----------    ----------
               Effect of exchange rate            (28,000)        ---
                 changes on cash
                                               ----------    ----------
               Net increase in cash and
                 short-term cash investments   (1,557,000)      653,000

          Cash and short-term cash
            investments at beginning of         3,149,000       475,000
            period                             ----------    ----------
          Cash and short-term cash
            investments at end of period     $  1,592,000     1,128,000
                                               ==========    ==========
             Cash paid during the period
               for:
                 Interest                    $  1,025,000     1,344,000
                 Income taxes                   3,607,000       849,000
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

          Notes to Consolidated Financial Statements:

          1. On July 14, 1995, the Company purchased the outstanding stock of Generator Datamarketing Limited ("Generator"). Generator is located in Hertfordshire, near London, and provides data and database marketing software and processing services to its customers. The purchase price was 4,000,000 pounds sterling (approximately $6,460,000). The acquisition has been accounted for as a purchase, and, accordingly, Generator's results of operations are included in the consolidated statements of earnings as of the purchase date. The purchase price exceeded the fair value of the net assets acquired by $5,648,000. The resulting excess of cost over net assets acquired is being amortized using the straight-line method over its estimated economic life of 15 years.

             The pro forma combined results of operations, assuming the acquisition occurred at the beginning of each period presented, are not materially different than the historical results of operations reported. Generator had revenue of $3,122,000 and earnings before income taxes of $215,000 for the year ended December 31, 1994.

          2. On August 25, 1995 the Company acquired all of the outstanding capital stock of DataQuick Information Systems (formerly an "S" Corporation) and DQ Investment Corporation (collectively referred to as "DataQuick"). The Company exchanged 984,839 shares of its common stock for all of the outstanding shares of capital stock of DataQuick. Additionally, the Company assumed all of the currently outstanding options granted under DataQuick's stock option plans, with the result that 808,370 shares of the Company's common stock are now subject to issuance upon exercise of such options. The acquisition was in the form of a merger of two wholly owned subsidiaries of the Company into each of DataQuick Information Systems and DQ Investment Corporation and is accounted for as a pooling of interests.

             DataQuick is headquartered in San Diego, California, and provides real property information to support a broad range of applications including marketing, appraisal, real estate, banking, mortgage and insurance. This information is distributed on-line and via CD-ROM, list services, and microfiche.

             The stockholders' equity and operations of DataQuick are not material in relation to those of the Company. As such, the Company has recorded the combination by restating stockholders' equity as of April 1, 1995, without restating prior years' statements of earnings to reflect the pooling of interests combination. DataQuick's net assets as of April 1, 1995 totaled $5,773,000. The statements of earnings for the three months and six months ended September 30, 1995 include the results of DataQuick for the entire period presented.

             For the year ended December 31, 1994, DataQuick had revenues and earnings before income taxes of $20,251,000 and $891,000, respectively. Included in the current fiscal year's results are revenues of $8,048,000 and earnings before income taxes of $79,000 for DataQuick for the period from April 1, 1995 to August 25, 1995.

          3. On July 25, 1995, a customer of the Company, Highlights for Children, Inc. ("Highlights"), filed a demand for arbitration with the American Arbitration Association. The demand alleges, among other things, breaches of express warranties in connection with a software license agreement for the Company's GS/2000 software product. The demand seeks compensatory damages of approximately $22,000,000 and punitive damages of $44,000,000, plus attorneys' fees and costs.

             The Company believes that the action is substantially without merit. Highlights is and has been using the GS/2000 software in the daily operation of its business for over two years. Highlights accepted the software as operational as of September 1, 1993 and paid the final license fee payment. Acxiom's software license fee and related fees invoiced to Highlights for the GS/2000 software totaled approximately $2,000,000. The Company intends to vigorously defend the arbitration claim. Management believes that the ultimate outcome of the arbitration case will result in a final settlement,

          Form 10-Q

             if any, which would not be material to the financial statements and which would be substantially lower than the amount noted above.

             The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

          4. The Company's unsecured credit agreement providing for revolving loans in amounts of up to $30,000,000 which was set to expire August 31, 1996, has been extended through August 31, 1998. The Company's other unsecured credit line of $1,000,000 has also been renewed and now expires in June 1996. At September 30, 1995 there was a balance of $12,261,000 outstanding under the Company's revolving credit agreement.

          Form 10-Q
            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

          Results of Operations
          ---------------------
          Consolidated revenue was a record $62,376,000 for the quarter ended September 30, 1995, a 30% increase over revenue of $47,853,000 for the same quarter a year ago. The financial services segment grew 46% reflecting the continued strong activity in credit card marketing. The direct marketing, insurance, and information and communication segments grew 43%, 30% and 15%, respectively. The media segment was down 8% from the prior year. The DataQuick and Generator acquisitions added revenue of $6,006,000 in the quarter.

          For the six months ended September 30, 1995, consolidated revenue was $121,558,000, up 28% from the $94,734,000 reported for the same period in the prior year. The financial services segment was responsible for over half of the growth, increasing 67% from the prior year. The other segments all reported gains with direct marketing, insurance, information and communication services, and media up 35%, 11%, 11% and 2%, respectively. Year-to-date the DataQuick and Generator acquisitions added revenue of $10,798,000.

          Operating costs and expenses for the quarter increased 29% when compared to the same quarter last year. Salaries and benefits increased 41% reflecting increased headcount. Computer, communications and other equipment costs increased 12%, data costs increased 19% and other operating costs and expenses increased 41%. The expense increases are primarily associated with the acquisitions noted above. Excluding the effects of the acquisitions, operating expenses increased 15%. Operating costs decreased as a percentage of revenue and as a result, operating margins for the quarter were 12% compared to 11% in the same quarter a year ago.

          For the six months ended September 30, 1995, operating costs and expenses increased 27% when compared with the same period the previous year. Salaries and benefits increased 47%, computer, communications and other equipment expenses increased 15%, data costs increased 5%, and other operating costs increased 44%. Once again, most of the expense increases were associated with the acquisitions noted above. Excluding these effects, operating expenses increased 14%. Operating margins for the six months were 11% of revenue compared to 10% for the same period in the prior year.

          Interest expense for the current quarter and the year-to-date period are lower than in the prior year, due to lower average levels of debt. Other expense in the first quarter of the prior year included $500,000 for the estimated disposal cost of certain BSA assets in the United States.

          The Company's effective tax rate was 39% for both the current quarter and the six months ended September 30, 1995, unchanged from the comparable periods in the prior year. The effective tax rate for the year ended March 31, 1995 was 38%. The Company expects the effective rate for fiscal 1996 to remain in the 37-39% range.

          Form 10-Q
            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
                                    (continued)

          Capital Resources and Liquidity
          -------------------------------


          Working capital at September 30, 1995 was $17,821,000 compared to $18,553,000 at March 31, 1995. At September 30, 1995 the
          Company had available credit lines of $31,000,000 of which $12,261,000 was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 21% at September 30, 1995 compared to 16% at March 31, 1995. As discussed in footnote 4 to the consolidated financial statements, the Company's $30,000,000 revolving credit agreement which was set to expire August 31, 1996 has been amended to extend through August 31, 1998.

          Cash provided by operating activities was $16,001,000 for the six months ended September 30, 1995 compared to $16,368,000 for the same period a year earlier. In the current period, $26,515,000 was used by investing activities and $8,985,000 was provided by financing activities. Investing activities included capital expenditures of $21,950,000 compared to $9,178,000 in the prior period. Investing activities also included $5,914,000 paid for the acquisition of Generator Datamarketing Limited ("Generator") which is discussed more fully in footnote 1 to the consolidated financial statements. Generator's results of operations are included in the Company's consolidated results for the second quarter of the current fiscal year. Investing activities in the prior year included $5,308,000 collected from the sale of assets, primarily from the sale of substantially all of the assets of Acxiom Mailing Services. Financing activities in the current year include the effects of cash dividends and common stock transactions made by DataQuick Information Systems ("DataQuick") prior to its acquisition in a pooling-of-interests transaction on August 25, 1995. For a more detailed description of the DataQuick merger see footnote 2 to the consolidated financial statements. The statements of earnings and cash flows for the current year include the results of DataQuick for the entire periods presented.

          The Company has completed and begun to occupy an expansion of its Conway, Arkansas data center to accommodate increasing data processing requirements. The cost of the expansion was approximately $4,000,000. The Company is building a new 100,000 square-foot customer service building on its main campus in Conway. The new facility is projected to cost $8,000,000 and will be ready for occupancy in the third quarter of fiscal 1996. Both projects are being funded through current operations and existing credit lines. Management expects total capital expenditures for fiscal year 1996 to be approximately $35,000,000.

          On October, 4, 1995, the Company announced a letter of intent to form a business alliance with The Polk Company ("Polk"). The Company will assume management of Polk's data center in Taylor, Michigan and a definitive ten-year agreement is expected to be completed in November 1995. A phased program will transfer Polk's data center operations to the Company's headquarters in Conway, Arkansas. Management estimates the agreement will contribute $12-$16 million in initial annual revenues. The Company and Polk will also explore joint ventures in marketing, product development, data acquisition, and international sales. The exact nature of the partnership in these areas will be determined by future discussions.

          As discussed in footnote 3 to the consolidated financial statements, the Company is involved in an arbitration claim, which if resolved against the Company, could result in a payment of an amount which could be material to the financial statements. However, management believes the ultimate outcome of this case will result in a settlement, if any, which will not be material to the financial statements.

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

          Form 10-Q

                                ACXIOM CORPORATION

                            PART II - OTHER INFORMATION



          Item 4.Submission of Matters to a Vote of Security Holders

                    The Annual Meeting of Shareholders of the Company was held on August 2, 1995. The following matters were voted upon at the meeting:

                         (1) Shareholders approved the election of three directors. Voting results for each individual nominee were as follows: Rodger
                              S. Kline, 15,523,324 votes for and 556,307
                              withheld; Robert A. Pritzker, 15,533,130 votes for and 546,501 votes withheld; James
                              T. Womble, 15,523,450 votes for and 556,181
                              votes withheld.

                         (2) Shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.10 par value per share, from 30,000,000 to 60,000,000, with
                              15,512,829 votes for, 503,070 votes
                              against, 40,676 votes withheld, and no
                              broker non-votes.

                         (3) Shareholders approved an amendment to the Company's U.S. Stock Option Plan, with 12,885,154 votes for, 2,335,498 votes against, 403,206 withheld, and 535,773
                              broker non-votes.


          Item 6.Exhibits and Reports on Form 8-K

                 (a) Exhibits:

                     3.1 Company's Amended and Restated Certificate of
                         Incorporation  (incorporated by reference to
                         Exhibit 4.1 to Registration No. 33-63423)

                     27  Financial Data Schedule

                 (b) Reports on Form 8-K filed during the second
                     quarter:

                         A report was filed on August 25, 1995 under Item 5 of Form 8-K, which reported the acquisitions of DataQuick Information Systems and DQ
                         Investment Corporation.

                         A report was filed on September 27, 1995 under
                         Item 5 of Form 8-K, in which the Registrant filed, in connection with the DataQuick acquisition, the Registrant's first quarter financial statements to reflect the pooling of interests combination.

          Form 10-Q

                        ACXIOM CORPORATION AND SUBSIDIARIES

                                     SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Acxiom Corporation

          Dated November 2, 1995

                                 /s/ Robert S. Bloom
                                 -------------------
                                     (Signature)
                                   Robert S. Bloom
                               Chief Financial Officer
                              (Chief Accounting Officer)

                                   EXHIBIT INDEX


                               Exhibits to Form 10-Q

                 Exhibit Number               Exhibit

                      3.1         Company's Amended and Restated
                                  Certificate of Incorporation
                                  (incorporated by reference to
                                  Exhibit 4.1 to Registration No.
                                  33-63423)

                      27          Financial Data Schedule