Form 10-Q
period 1995-12-31
ACXIOM CORP
filed 1996-01-29
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      Form 10-Q


          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1995   OR


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

                               Yes  X               No

               The number of shares of Common Stock, $0.10 par value per share, outstanding as of January 19, 1996, was 23,641,709.

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

          Form 10-Q

                         ACXIOM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                              December 31,     March 31,
                                                  1995           1995
                                               ----------     ----------
                        Assets
                        ------
          Current assets:
            Cash and short-term cash
               investments                    $  1,906,000     3,149,000
            Trade accounts receivable, net      48,563,000    37,764,000
            Other current assets                 3,351,000     2,604,000
                                              ------------   -----------
              Total current assets              53,820,000    43,517,000
                                              ------------   -----------
          Property and equipment               156,912,000   123,321,000
            Less - Accumulated depreciation
              and amortization                  70,107,000    55,902,000
                                              ------------   -----------
              Property and equipment, net       86,805,000    67,419,000
                                              ------------   -----------
          Software, net of accumulated
            amortization                        10,404,000     9,693,000
          Excess of cost over fair value
            of net assets acquired              14,367,000     9,638,000

          Other assets                          22,738,000    17,903,000
                                              ------------   -----------
                                              $188,134,000   148,170,000
                                              ============   ===========
             Liabilities and Stockholders'
                        Equity
          ----------------------------------
          Current liabilities:
            Short-term borrowings                1,174,000           ---
            Current installments of long-
              term debt                          3,893,000     3,564,000
            Trade accounts payable              10,591,000     8,342,000
            Accrued interest                       174,000       522,000
            Accrued payroll and related
              expenses                           4,406,000     5,280,000
            Other accrued expenses               5,226,000     7,055,000
            Advances from customers                410,000       162,000
            Income taxes                         3,885,000        39,000
                                               -----------   -----------
              Total current liabilities         29,759,000    24,964,000
                                               -----------   -----------

          Long-term debt, excluding current
            installments                        32,736,000    18,219,000

          Deferred income taxes                  7,164,000     7,138,000

          Form 10-Q


          Deferred revenue                       2,304,000       672,000

          Stockholders' equity:
            Preferred stock                            ---           ---
            Common stock                         2,427,000     2,308,000
            Additional paid-in capital          52,960,000    46,493,000
            Retained earnings                   63,774,000    50,776,000
            Foreign currency translation
              adjustment                          (628,000)        7,000
            Treasury stock, at cost             (2,362,000)   (2,407,000)
                                              ------------   -----------
            Total stockholders' equity         116,171,000    97,177,000
          Commitments and contingencies       ------------   -----------
                                              $188,134,000   148,170,000
                                              ============   ===========



          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q

                         ACXIOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


                                               For the Three Months Ended
                                                -------------------------
                                                      December 31,
                                                -------------------------
                                                   1995           1994
                                                ----------     ----------


          Revenue                             $ 71,315,000     52,742,000

          Operating costs and expenses:

            Salaries and benefits               25,844,000     17,862,000
            Computer, communications and
              other equipment                   11,998,000      7,110,000

            Data costs                          14,930,000     14,583,000
            Other operating costs and
              expenses                           9,011,000      5,750,000
                                               -----------     ----------
              Total operating costs and
                expenses                        61,783,000     45,305,000
                                               -----------     ----------
          Income from operations                 9,532,000      7,437,000
                                               -----------     ----------

          Other income (expense):
            Interest expense                      (239,000)      (619,000)
            Other, net                             (75,000)       (63,000)
                                               -----------     ----------
                                                  (314,000)      (682,000)
                                               -----------     ----------

          Earnings before income taxes           9,218,000      6,755,000

          Income taxes                           3,406,000      2,634,000
                                               -----------     ----------
          Net earnings                         $ 5,812,000      4,121,000
                                               ===========     ==========
          Earnings per share                   $       .22            .18
                                               ===========     ==========

          Weighted average shares
            outstanding                         26,057,000     23,192,000
                                               ===========     ==========


          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q

                         ACXIOM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


                                                For the Nine Months Ended
                                                -------------------------
                                                      December 31,
                                                -------------------------
                                                   1995           1994
                                                ----------     ----------


          Revenue                             $192,873,000    147,476,000

          Operating costs and expenses:

            Salaries and benefits               71,281,000     48,693,000
            Computer, communications and
              other equipment                   27,963,000     21,047,000

            Data costs                          46,422,000     44,502,000
            Other operating costs and
              expenses                          24,816,000     16,731,000
                                               -----------    -----------
              Total operating costs and
                expenses                       170,482,000    130,973,000
                                               -----------    -----------
          Income from operations                22,391,000     16,503,000
                                               -----------    -----------

          Other income (expense):
             Interest expense                   (1,177,000)    (1,876,000)
             Other, net                           (226,000)      (808,000)
                                               -----------    -----------
                                                (1,403,000)    (2,684,000)
                                               -----------    -----------

          Earnings before income taxes          20,988,000     13,819,000

          Income taxes                           7,968,000      5,389,000
                                               -----------    -----------
          Net earnings                         $13,020,000      8,430,000
                                               ===========    ===========
          Earnings per share                   $       .50            .37
                                               ===========    ===========
          Weighted average shares               25,966,000     22,564,000
            outstanding                        ===========    ===========


          See accompanying condensed notes to consolidated financial statements.

          Form 10-Q

                         ACXIOM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                For the Nine Months Ended
                                                -------------------------
                                                      December 31,
                                                -------------------------
                                                   1995           1994
                                                ----------     ----------
          Cash flows from operating
            activities:
            Net earnings                      $ 13,020,000     8,430,000
            Non-cash operating activities:
              Depreciation and amortization     14,770,000    14,193,000
              Loss on disposal of assets               ---       540,000
              Equity in operations of joint
                venture                                ---       279,000
              Other, net                           292,000     1,170,000
              Changes in assets and
                liabilities:
                Accounts receivable             (8,167,000)   (9,063,000)
                Other assets                    (1,336,000)      285,000
                Accounts payable and other
                  liabilities                    1,486,000     8,101,000
                                                ----------    ----------
                Net cash provided by
                  operating activities          20,065,000    23,935,000
                                                ----------    ----------

          Cash flows from investing
            activities:
            Sale of assets                         351,000     5,638,000
            Cash acquired in pooling
              acquisition                        1,624,000           ---

            Cash paid in purchase
              acquisition                       (5,914,000)          ---
            Advances to and acquisition of
              joint venture                            ---    (7,290,000)
            Development of software             (2,984,000)     (736,000)
            Capital expenditures               (28,590,000)  (16,380,000)
                                                ----------    ----------
            Net cash used by investing
              activities                       (35,513,000)  (18,768,000)
                                                ----------    ----------

          Form 10-Q


          Cash flows from financing
            activities:
            Proceeds from debt                  18,108,000           ---
            Payments of debt                    (4,708,000)  (13,484,000)
            Sale of common stock                 2,124,000    12,930,000
            Cash dividends paid by acquired
              company prior to merger             (468,000)          ---
            Acquisition and retirement of
              common stock by acquired
              company prior to merger           (1,010,000)          ---
            Issuance of common stock by
              acquired company prior to
              merger                               190,000           ---
                                                ----------    ----------
              Net cash provided (used) by
                financing activities             14,236,000     (554,000)
                                                ----------    ----------
              Effect of exchange rate
                changes on cash                    (31,000)          ---
                                                ----------    ----------
              Net increase (decrease) in
                cash and short-term cash
                investments                     (1,243,000)    4,613,000
          Cash and short-term cash
            investments at beginning of
            period                               3,149,000       475,000
                                                ----------    ----------
          Cash and short-term cash
            investments at end of period      $  1,906,000     5,088,000
                                                ==========    ==========
            Cash paid during the period for:
              Interest                        $  1,525,000     2,276,000
              Income taxes                       4,122,000     2,424,000
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

         Notes to Consolidated Financial Statements:


         1. On July 14, 1995, the Company purchased the outstanding stock of Generator Datamarketing Limited (``Generator''). Generator is located in Hertfordshire, near London, and provides data and database marketing software and processing services to its customers. The purchase price was 4,000,000 pounds sterling (approximately $6,460,000). The acquisition has been accounted for as a purchase, and, accordingly, Generator's results of operations are included in the consolidated statements of earnings as of the purchase date. The purchase price exceeded the fair value of the net assets acquired by $5,648,000. The resulting excess of cost over net assets acquired is being amortized using the straight-line method over its estimated economic life of 15 years.

            The pro forma combined results of operations, assuming the acquisition occurred at the beginning of each period presented, are not materially different than the historical results of operations reported. Generator had revenue of $3,122,000 and earnings before income taxes of $215,000 for the year ended December 31, 1994.

         2. On August 25, 1995, the Company acquired all of the outstanding capital stock of DataQuick Information Systems (formerly an "S" Corporation) and DQ Investment Corporation (collectively referred to as "DataQuick"). The Company exchanged 984,839 shares of its common stock for all of the outstanding shares of capital stock of DataQuick. Additionally, the Company assumed all of the currently outstanding options granted under DataQuick's stock option plans, with the result that 808,370 shares of the Company's common stock are now subject to issuance upon exercise of such options. The acquisition was in the form of a merger of two wholly owned subsidiaries of the Company in to each of DataQuick Information Systems and DQ Investment Corporation and is accounted for as a pooling of interests.

           Form 10-Q


            DataQuick is headquartered in San Diego, California, and provides real property information to support a broad range of applications including marketing, appraisal, real estate, banking, mortgage and insurance. This information is distributed on-line and via CD-ROM, list services, and microfiche.

            The stockholders' equity and operations of DataQuick are not material in relation to those of the Company. As such, the Company has recorded the combination by restating stockholders' equity as of April 1, 1995, without restating prior years' statements of earnings to reflect the pooling of interest combination. DataQuick's net assets as of April 1, 1995 totaled $5,773,000. The statements of earnings for the three months and nine months ended December 31, 1995 include the results of DataQuick for the entire period presented.

            For the year ended December 31, 1994, DataQuick had revenues and earnings before income taxes of $20,251,000 and $891,000, respectively. Included in the current fiscal year's results are revenue of $8,048,000 and earnings before income taxes of $79,000 for DataQuick for the period from April 1, 1995 to August 25, 1995.

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

            The Company believes that the action is substantially without merit. Highlights is and has been using the GS/2000 software in the daily operation of its business for over two years. Highlights accepted the software as operational as of September 1, 1993 and paid the final license fee payment. Acxiom's software license fee and related fees invoices to Highlights for the GS/2000 software totaled approximately $2,000,000. The Company intends to vigorously defend the arbitration claim. Management believes that the ultimate outcome of the arbitration case will result in a final settlement, if any, which would not be material to the financial statements and which would be substantially lower than the amount noted above.

          Form 10-Q


            The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

         4. The Company's unsecured credit agreement providing for revolving loans in amounts of up to $30,000,000 which was set to expire August 31, 1996, has been extended through August 31, 1998. The Company's other unsecured credit line of $1,000,000 has also been renewed and now expires in June 1996. At December 31, 1995 there was a balance of $17,757,000 outstanding under the Company's revolving credit agreement and a balance of $500,000 outstanding on the short-term credit line.

          Form 10-Q

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

          Results of Operations
          ---------------------

          Consolidated revenue was a record $71,315,000 for the quarter ended December 31, 1995, an increase of 35% over revenue of $52,742,000 for the same quarter in the prior year. The financial services sector grew 42%, primarily due to the DataQuick acquisition, and the direct marketing sector grew 81% as a result of revenue related to the marketing services agreement with Trans Union Corporation. The insurance segment and the information and communication segment were up 13% and 21%, respectively, while the media segment declined 14%.

          For the nine months ended December 31, 1995, consolidated revenue was $192,873,000, up 31% from $147,476,000 reported for the prior year. The financial services, insurance, direct marketing, and information and communication services sectors were up 55%, 11%, 51%, and 16%, respectively, while media decreased 3%. The DataQuick and Generator acquisitions added year-to-date revenue of $17,171,000.

          Operating costs and expenses increased 36% for the quarter compared to the prior year. Salaries and benefits increased 45%, computer, communications and other equipment expenses increased 69%, data costs increased 2%, and other operating costs and expenses increased 57%. The expense increases were primarily associated with the DataQuick and Generator acquisitions, the new data center management agreement with the Polk Company, which was effective November 1, 1995, and which is discussed in greater detail under "Capital Resources and Liquidity," and the Trans Union marketing services contract. Operating margin for the quarter was 13% compared to 14% a year ago.

          For the nine months ended December 31, 1995, operating costs and expenses increased 30% when compared with the same period in the previous year. Salaries and benefits increased 46%, computer, communications and other equipment expenses increased 33%, data costs increased 4%, and other operating costs and expenses increased 48%. Once again, most of the expense increases were associated with the acquisitions and new contracts noted above. Excluding these effects, operating expenses increased 10%. Operating margin for the nine months was 12% of revenue compared to 11% for the same period in the prior year.

          Interest expense for the current quarter and the year-to-date period were lower than in the prior year, due to lower average levels of debt, lower interest rates, and capitalization in the current year of approximately $400,000 in interest incurred in construction of new facilities. Other expense in the first quarter of the prior year included $500,000 for the estimated disposal cost of certain BSA assets in the United States.

          Form 10-Q


          The Company's effective tax rate was 37% for the current quarter and 38% for the nine months ended December 31, 1995 compared to 39% for the comparable periods in the prior year. The effective tax rate for the year ended March 31, 1995 was 38%. The Company expects the effective tax rate for fiscal 1996 to remain in the 37 - 39% range.


          Capital Resources and Liquidity
          -------------------------------

          Working capital at December 31, 1995 was $24,061,000 compared to $18,553,000 at March 31, 1995. At December 31, 1995 the Company had available credit lines of $31,000,000 of which $18,257,000 was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 22% at December 31, 1995 compared to 16% at March 31, 1995. As discussed in footnote 4 to the consolidated financial statements, the Company's $30,000,000 revolving credit agreement which was set to expire August 31, 1996 has been amended to extend through August 31, 1998.

          Cash provided by operating activities was $20,065,000 for the nine months ended December 31, 1995 compared to $23,935,000 for the same period a year earlier. In the current period $35,513,000 was used by investing activities and $14,236,000 was provided by financing activities. Investing activities included capital expenditures of $28,590,000 compared to $16,380,000 for the prior period. Investing activities also included $5,914,000 paid for the acquisition of Generator Datamarketing Limited ("Generator") which is discussed more fully in footnote 1 to the consolidated financial statements. Generator's results of operations are included in the Company's consolidated results for the second and third quarters of the fiscal year. Investing activities in the prior year included $5,638,000 collected from the sale of assets, primarily from the sale of substantially all of the assets of Acxiom Mailing Services, and $7,290,000 paid for the acquisition of the remaining one-half interest in the InfoBase partnership. Financing activities in the current year include the effects of cash dividends and common stock transactions made by DataQuick Information Systems
          ("DataQuick") prior to its acquisition in a pooling-of-interest transaction on August 25, 1995. For a more detailed description of the DataQuick merger, see footnote 2 to the consolidated financial statements. The statements of earnings and cash flows for the current year include the results of DataQuick for the entire periods presented.

          Form 10-Q


          The Company has completed and begun to occupy an expansion of its Conway data center and a new 100,000 square-foot customer service building on its main campus in Conway, Arkansas. The data center expansion cost approximately $4,000,000 and the new customer service building cost approximately $8,000,000. Both projects were funded through current operations and existing credit lines. Management expects total capital expenditures for fiscal year 1996 to be approximately $40,000,000.

          On October 4, 1995, the Company announced a letter of intent to form a business alliance with the Polk Company ("Polk"). The Company has assumed management of Polk's data center in Taylor, Michigan and has completed a definitive ten-year agreement effective November 1, 1995. A phased program will transfer Polk's data center operations to the Company's headquarters in Conway. Management estimates the agreement will contribute $15-16 million in initial annual revenue. The Company and Polk are also exploring joint ventures in marketing, product development, data acquisition, and international sales. The exact nature of the partnership in these areas will be determined by future discussions.

          As discussed in footnote 3 to the consolidated financial statements, the Company is involved in an arbitration claim which, if resolved against the Company, could result in payment of an amount which could be material to the financial statements. However, management believes the ultimate outcome of this case will result in a settlement, if any, which will not be material to the financial statements.

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

          Form 10-Q
                                 ACXIOM CORPORATION

                             PART II - OTHER INFORMATION


          Item 1.   Legal Proceedings.

                    On March 9, 1994, the chapter 11 bankruptcy trustee for CIS Corporation ("CIS") initiated suit against the Company in the United States Bankruptcy Court for the Southern District of New York seeking to recover certain computer equipment, together with alleged past due lease payments, taxes and interest amounting to approximately $2,500,000. The Company had entered into several capital leases with CIS prior to CIS declaring bankruptcy in January 1989. The majority of the amounts sought by CIS related to continuing lease, tax and interest charges assessed after the initial lease terms expired and after the Company had exercised its option to purchase the equipment, after which time no lease payments were due under the terms of the lease agreements. The Company's defense rested upon CIS' failure to (1) deliver title, (2) make scheduled sub-lease payments to the Company, (3) properly record and acknowledge lease payments actually paid by the Company, which CIS claimed were not paid, and (4) remit property taxes to the proper authorities after the Company paid such taxes to CIS. The Company also filed a counterclaim against CIS for compensatory and punitive damages. The dispute was settled and the suit was dismissed with prejudice by order of the court on November 17, 1995, which order became final on or about December 1, 1995. Under the terms of the settlement agreement, the Company paid CIS $332,448.94 and CIS released all of its claims against the Company. CIS further agreed to be responsible for taxes on the equipment up to the date the order was final and agreed to indemnify the Company for any title challenge to the equipment. The Company also dismissed its counterclaim with prejudice and withdrew its proof of claim against CIS in the amount of $37,732.44.

          Item 6.   Exhibits and Reports on Form 8-K

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




          Dated January 29, 1996



                                        /S/  Robert S. Bloom
                                        -------------------------------
                                               (Signature)
                                             Robert S. Bloom
                                         Chief Financial Officer
                                        (Chief Accounting Officer)

          Form 10-Q
                                    EXHIBIT INDEX

                                Exhibits to Form 10-Q

                         Exhibit Number                  Exhibit

                                27                 Financial Data Schedule