Form 10-K
period 1996-03-31
ACXIOM CORP
filed 1996-06-26
CIK 733269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996

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

         (Registrant's telephone number, including area code)(501) 336-1000

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities  registered  pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of June 10, 1996 as reported on the Nasdaq National Market, was approximately $455,455,033. (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 10, 1996 was 25,414,443.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996 ("Annual Report") are incorporated by reference into Parts I and II.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held July 24, 1996 ("1996 Proxy Statement") are incorporated by reference into Part III.

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

         Certain statements identified as "forward-looking statements" in this Form 10-K are not based on historical facts, but are, instead, based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the services the Company provides, and other risk factors affecting the Company's business beyond the Company's control.

                                     PART I

Item 1.  Business

General

         The Company's traditional business is the provision of data processing and related computer-based services to direct marketing organizations and to the marketing departments of large corporations in the United States and the United Kingdom. The Company is also in the preliminary planning stages of investigating the possibility of providing similar services and software products to organizations in other countries, including the Pacific Rim.

         Since its inception in 1969, the Company has evolved into what management believes, based upon its knowledge of the industry, is a leading provider of computer-based marketing information services. The Company offers a broad range of services and data to direct marketers and to other businesses which utilize direct marketing techniques such as direct mail advertising, database marketing and mining of data warehouses. The Company assists its customers with the marketing process, from project design, to list brokering and management, to list cleaning, list enhancement and list production, to database creation and management, to fulfillment and consumer response analysis.

         The Company also offers outsourcing/facilities management and information management services whereby the Company manages the data processing and information systems functions for its customers. Such customers and prospects include traditional direct marketing companies as well as companies which manage information about households and businesses. Management anticipates that delivery of data and information products will continue to expand during the foreseeable future, and that such services will increasingly generate a greater percentage of the Company's revenue. See "The Company's Products and Services," below.

         The Company was incorporated in Delaware in 1983 and succeeded by merger to the business of Conway Communications Exchange, Inc., an Arkansas corporation incorporated in 1969 as Demographics, Inc., which thereafter changed its name to Conway Communications Exchange, Inc. Effective upon the 1983 merger, the Company operated as CCX Network, Inc. until 1988, when the name Acxiom Corporation was adopted. The Company's headquarters are located in Conway, Arkansas.

         Two acquisitions were completed by the Company during the past fiscal year. On July 14, 1995, the Company purchased the outstanding stock of Generator Datamarketing Limited ("Generator"). Generator, located in Hertfordshire, England, provides data and database marketing software and processing services to its customers.

These services are being combined with those of Acxiom U.K. Limited, the Company's U.K. subsidiary. The Company believes that the acquisition will benefit both operations by combining the Company's back-end volume processing capability and customer service strength with Generator's front-end decision support and sales capabilities and data. On August 25, 1995, the Company acquired all of the outstanding capital stock of each of DataQuick(TM) Information Systems and DQ Investment Corporation (collectively, "DataQuick"). With headquarters in San Diego, California, DataQuick provides real property information to support a broad range of applications including marketing appraisal, real estate, banking, mortgage and insurance. This information is distributed on-line and via CD-ROM, list services, and microfiche. The Company believes that DataQuick's real estate data, combined with the data which the Company already offers through InfoBase(TM) (see below) provides opportunities in a variety of applications for the Company's customers, particularly in the insurance and finance sections. See "The Company's Products and Services," below.

         Most recently, the Company completed two additional acquisitions, which became effective in April 1996. The Company purchased substantially all of the assets and assumed certain liabilities of Direct Media(TM)/DMI, Inc. ("DMI") effective as of April 1, 1996. DMI, the largest list management company in the United States and one of the largest list brokers as well, provides list brokerage, management and consulting services to business-to-business and consumer list owners and mailers. On April 9, 1996, the Company acquired all of the outstanding capital stock of Pro CD(TM), Inc. ("Pro CD"), a publisher of reference software on CD-ROM. Pro CD is a market-leading provider of telephone and mapping data, including the Select Phone(TM) CD-ROM product, to the consumer and small office/home office markets. See "Recent Developments" and "The Company's Products and Services," below.

         The Company has traditionally relied heavily upon the use of mainframe hardware that is one generation old for batch processing, but more current technology for on-line processing. While it expects to continue to do so in the future, it is nevertheless constantly seeking more cost-effective ways to deliver its services. During fiscal year 1995, the Company introduced several new strategies into its processing environment: (1) several of the Company's core application systems products were re-engineered to run on a parallel processing architecture, thereby allowing the Company to significantly reduce its processing cycle time and improve the scalability of its legacy list processing application (the Company plans to re-engineer much of its legacy software to run on parallel servers); (2) dedicated stand-alone mainframes have been utilized as attached processors to the Company's computing enterprise, resulting in the ability to off-load high volume list processing work onto cost efficient data processing platforms; and (3) the Company has installed a Local Area Network ("LAN") system and implemented extensive use of personal computers ("PCs") as front-end client workstations. The latter improvement provides a graphical user interface ("GUI") front-end use capability to all internal and customer applications, as well as the ability to institute a client/server architecture within the Company's existing computing enterprise.

The Company's Products and Services

         Mailing List Processing Services. The services described below have historically formed the core of the Company's business and will continue to be important to its operations:

         The Company offers data processing and related services to the direct marketing industry and to a variety of other businesses. With respect to the Company's traditional business, management believes, based upon its knowledge of the industry, that the Company is one of the leading suppliers of information services to the direct marketing industries in the United States and the United Kingdom, offering companies that use direct marketing access to extensive customer lists and databases of information, as well as providing a wide range of services that permit customers to precisely tailor their mailing lists in accordance with specifically targeted marketing plans.

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

         An integral aspect of the Company's traditional business is offering its customers access to extensive customer lists and databases of information. The Company acts as a link between those who own or manage lists and those who buy or use lists for direct marketing purposes. The list owners could remove the lists from the Company's possession, and if a substantial number of lists were removed, a material adverse impact upon the Company's operations could result. However, management believes that any such actions are unlikely in that the value of the lists are enhanced through manipulation by the Company's software and through combination with other lists. In addition, few list owners utilizing the Company's services in the past have removed their lists. Moreover, management believes that the Company's recent acquisition of DMI will further solidify the Company's relationship with the list owners. See "Recent Developments," below. Consequently, based upon its knowledge of the operations of its competitors and its customers, management believes that the Company has been entrusted with the largest aggregation of names, addresses and related data available to the direct marketing industry and to other businesses, in that it maintains and updates over 550 databases owned by others, comprising approximately 3 billion name and address records, all of which records are available to authorized customers.

         Database, Data Warehousing and Decision Support Services. Direct marketing programs require the analysis and segmentation of large amounts of data on past customers and known marketplace prospects to identify desired purchasing characteristics. Using advanced technology, the Company can integrate the diversified databases of its customers into a single database. Then external InfoBase data, consisting of demographic, behavioral and comparative customer information, is overlayed to created a unified customer database. The customer's information then becomes accessible and actionable enterprise-wide through the Company's proprietary desktop tools and services. Typically, decision support involves the ability to extract user-defined segments from an aggregation of data ("data warehouse") via a query capability and then to profile and/or report on a data segment, as well as the ability to perform more detailed analysis. From the resulting information, specific targeted marketing strategies and personalized communications can be generated. Through a national data communications network in the United States, the Company provides access to data warehouse information to drive decision support strategies for direct marketing organizations. The Company also provides several decision support software tools and services which are designed to provide customers with access to their data warehouse resources and to further allow them to design and execute their strategic marketing initiatives. The Company expanded its architecture during the past fiscal year to include the decision support software systems environment. In this area, the Company offers custom systems integration services that may combine the Company's software with third party software products to provide a customized decision support solution for a customer or an industry.

         The Company's primary vehicle for rapid delivery of these services is its data communications network ("Network") through which direct marketing customers receive authorized access to lists and databases housed at the Company's Conway, Arkansas location. Customers are connected to the Network through either Company-owned terminal devices furnished to the customer or through customer-owned equipment. The Network is composed of dedicated, leased data communication lines which link approximately 2,100 customer work stations and printers at 170 U.S. sites, computer-to-computer links to customers and communication to remote data centers located in the U.S. and U.K. connected to the Network's central computer in Conway. Management believes that the Company has one of the largest capacities for database management, mailing list processing and networking in the industry. Through the Network, lists may be interrogated and regrouped with marketing information selected by the customer, including geographic, demographic, psychographic and previous consumer response data, so as to create the desired universe of names. The customer can then create, select, merge and enhance the lists available to it for even more precise market segmentation, thus enabling each mailing program to be tailored for a carefully targeted sales audience. Upon a customer's request, mailing lists and labels of the composed universe of names can then be produced by the Company for the customer's use.

         To accommodate a balanced distribution of processes among the client/server technology, decision support systems and mainframes, the Company is in the process of implementing an industry standard network environment where these processes can easily interface across the disparate platforms and even into the Company's customers' environments. This network environment is called TCP/IP (Transmission Control Protocol/Internet Protocol).

TCP/IP is a common protocol used in most private networks today, including those of the Company's customers. The Company will use the TCP/IP protocol to deliver its products, such as Acxiom MarketGuide(TM), as well as to perform internal processing within the Company. The Company is writing a Communications Application Program Interface ("API") in order to allow the Company's current applications to interface with the TCP/IP protocol. When complete, the API will substantially replace the Company's existing object request broker ("ORB") technology. With the TCP/IP protocol, the Company can easily tie its business processes (mainframe and server based) to its products in its customers' environments as well as its local environments.

         Based upon the Generator acquisition and a joint venture agreement with the Boston-based consulting firm of Grant & Partners Limited Partnership ("Grant & Partners"), the Company is now positioned to offer several front-end decision support software products for its current customer base, as well the small business market. The acquisition of Generator provides the Company with the opportunity to market Generator's Rapidus(TM) decision support software product in the United States. Rapidus allows users with even minimal training to extract information from large databases via desktop computers. In addition, Acxiom/Exchange Marketing Services ("AEMS"), a joint venture between the Company and Grant & Partners which was finalized in October 1995, has begun marketing of additional decision support software products. The Company further expanded its decision support services during the past fiscal year to include strategic alliances with a number of third party hardware and software vendors. Formal business alliances with Oracle(TM), Redbrick(TM) and Arbor Essbase(TM) are designed to bring significant additional decision support software systems capability to the Company's customers.

         Outsourcing/Facilities Management Services. For the past seven years, the Company has provided "outsourcing" or "facilities management" services whereby the Company manages a customer's data center and/or provides information systems functions, both on-site at the customer's location and remotely from the Company's Conway, Arkansas data center. In several of these instances, the Company has licensed certain of its software to its customers, and has involved certain of its customers as partial underwriters of and participants in its research and development efforts. The two largest customers of the Company in fiscal 1996 are in this category.

         Under the Company's August 31, 1992 data center management agreement with Trans Union Corporation ("Trans Union"), one of the three largest credit bureaus in the U.S., the Company, through its subsidiary Acxiom CDC, Inc., is managing Trans Union's data processing center in Chicago, Illinois, for annual fees of approximately $25 million for the existing base capacity, with revenues to be adjusted in the future for changes in Trans Union's capacity requirements. In August 1994, the Company and Trans Union agreed to extend the data center management agreement through August 2002, its full term of ten years. For additional discussion, this information appears in Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report at p. 38, which information is incorporated herein by reference. In addition, in December 1994 a marketing services agreement was executed between the Company and Trans Union's Marketing Services Division. Under the marketing services agreement, the Company provides all of the data processing services for Trans Union's Marketing Services Division. Management anticipates aggregate revenues in excess of $175 million over the eight-year life of the contract. The preceding statement is a "forward-looking statement" for purposes of this Report and is qualified by the cautionary language that appears under the heading "Forward-Looking Statements or Information."

          Under a five-year information management agreement dated September 14, 1992 with Allstate Insurance Company ("Allstate"), the Company, through its subsidiary, Acxiom RM-Tools, Inc. ("Acxiom RM-T") (see discussion below) is managing the outside purchasing and internal processing of the consumer data Allstate uses for the underwriting of its lines of automobile insurance. These functions were previously handled through Allstate's twenty-eight (28) regional offices. The savings which result from the Company's management of this data are shared equally by the Company and Allstate. Under the agreement, the Company provides software systems and database management for Allstate to use in connection with new auto insurance policies across the United States. In addition, Allstate uses software systems developed by the Company to help evaluate auto policy renewals and to market various types of insurance to new and existing customers. Allstate has the right to obtain a non-transferable, non-exclusive license to the Company's core software utilized in processing Allstate's data, the Acxiom RM-Tools(SM) software product, upon payment of the Company's standard software license fee. In January 1995 the Company and Allstate signed an agreement to make the Acxiom RM-Tools software product, developed by the Company and Allstate, accessible for use by other personal lines property and casualty risk insurers. Through this software product, insurers have access to an information package that includes motor vehicle registration, automatic claims history, driver information, financial stability information, vehicle verifications, property telephone inspections, property replacement costs and property claims history. It is expected that utilization of this product will streamline the underwriting process for these insurers, reduce their expenses and lower their data acquisition costs. Like the Trans Union agreement, the agreements with Allstate are in keeping with the Company's strategy to obtain long-term, large-volume contracts which generate predictable revenue. During the past fiscal year, Allstate accounted for approximately $55.8 million of the Company's total revenues.

         Through Acxiom RM-T, the Company is pursuing contracts with other insurance companies whereby Acxiom RM-T would provide information management services to assist with the insurers' risk management, underwriting and marketing functions. In 1994, Acxiom RM-T entered into a Software Development and Joint Sales Agreement with Fair, Isaac and Company, Incorporated ("Fair Isaac"), a leading developer of scoring technology for the insurance and credit industries. Together, the two companies offer risk management information services to the insurance industry. The Company and Fair Isaac are currently developing demographic marketing scorecards for the personal lines insurance industry segment.

         The Company entered into an agreement, effective April 1, 1995, with Automatic Data Processing ("ADP"). Pursuant to the agreement, ADP outsourced certain of its ADP Claims Solutions Group, Inc.'s data processing functions to the Company. These functions were transferred by the Company from Ann Arbor, Michigan to the Company's Conway, Arkansas facilities in August 1995. The term of the agreement is five (5) years, although ADP has the option to terminate the agreement at the end of the second year of the agreement, subject to a $210,000 penalty provision. Annual revenues from the agreement are expected to generate approximately $2 million. The preceding statement is a "forward-looking statement" for purposes of this Report and is qualified by the cautionary language that appears under the heading "Forward-Looking Statements or Information."

         In December 1995, the Company entered into a services agreement, effective November 1, 1995, with The Polk Company ("Polk"), one of the largest data compilation companies in the United States. Pursuant to the agreement, Polk has outsourced certain of its data center functions to the Company. The term of the agreement runs through March, 2006. The data center operations of Polk were moved to the Company's data center facilities in Conway, Arkansas in May 1995. Annual revenues from the agreement are expected to generate approximately $15 million, with aggregate revenues in excess of $150 million over the life of the agreement. The preceding statement is a "forward-looking statement" for purposes of this Report and is qualified by the cautionary language that appears under the heading "Forward-Looking Statements or Information." The Company and Polk have also entered into negotiations regarding definitive agreements for data acquisition, product development, joint marketing, and technology sharing. In the event the parties fail to execute definitive agreements for each of the additional agreements, either party has the option to terminate the services agreement.

         It is the Company's intention to continue seeking outsourcing/facilities management and information management agreements in the future. Because of the Company's skills and technology in the area of data processing, management believes that these types of agreements will provide long-term benefits to the Company and will result in cost-effective data processing solutions for its customers. The services currently provided by the Company to such customers include data center management; information management; hardware installation and support; account management systems; installation, support and enhancement of software; customized software programming; and licensing of the Company's proprietary software.

         Data and Information Products.

                  DataQuick. In the past fiscal year, management has focused upon data delivery as a core competency of the Company. The acquisition of DataQuick in August 1995 and the recent acquisition of Pro CD (see "Recent Developments," below) have opened up new markets to the Company. DataQuick provides information products centered around real property information. This information, distributed on-line and via CD-ROM, can support a broad range of applications including marketing, appraisal, real estate, banking, mortgage and insurance. For additional discussion, see Note 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 40-41, which information is incorporated herein by reference.

                  InfoBase. The primary business of InfoBase is the provision of list enhancement services to companies engaged in direct marketing to consumers. The household data which comprises the InfoBase IB Consumer(SM) database is owned by data contributors who permit InfoBase to access their data for the purpose of list enhancement, list analysis, segmentation modeling and merge/ purge screening. The type of data made available through InfoBase includes consumer names and addresses, as well as such demographic information as age, gender, approximate income brackets, occupation, marital status, the presence of children, and car and home ownership. Management believes that the IBConsumer database is the most complete database of its kind in the United States, covering over 95% of all U.S. households.

         In addition to its IBConsumer database, InfoBase offers a business database, IBBusiness(SM). The IBBusiness database is used by customers engaged in direct marketing to businesses. InfoBase also offers a computerized listing (the "EDGE File") of all U.S. telephone book white page information.

         With the recent acquisition of Pro CD, which also compiles a file of white page telephone directories, the expense of compiling updates to the EDGE file is expected to decrease. Pro CD will continue marketing its file on CD-ROM to the small office/home office market and InfoBase will continue to market the EDGE file to large-volume users. To date, the EDGE file has been sold to six (6) users and resellers.

                  Pro CD. The April 1996 acquisition of Pro CD, a market-leading provider of telephone and mapping data, including the Select Phone(TM) CD-ROM product, will allow the Company, through retail channels, to solicit the consumer and small business and home office markets. Pro CD's product line includes telephone directories for the U.S. and Canada, integrated mapping software, and related products and services. New reference titles are expected to be introduced during fiscal year 1997. For more information regarding the acquisition of Pro CD, see "Recent Developments," below.

         GS/2000(R) Services. Subscription fulfillment data processing and software services have been offered by the Company since 1989, when the Company entered into a data processing agreement and software license with Guideposts Associates, Inc. ("Guideposts"), one of the largest magazine publishers in the U.S. Pursuant to the agreement, the Company assumed management of Guideposts' data processing personnel, computer technology and operations. In addition, the Company acquired an exclusive license to develop and market Guideposts' proprietary magazine subscription fulfillment software ("GS/2000"), a modular system that consolidates all aspects of subscription and book fulfillment and that supports the marketing, accounting and customer service functions necessary to a complete fulfillment operation. The Company extensively developed GS/2000 and has installed the software at three publishing companies and at one membership and continuity organization.

         In 1991 the Company entered into a six-year agreement with Fulfillment Corporation of America ("FCA"), a recognized leader in the publishing fulfillment service industry. Pursuant to the agreement, FCA agreed to be the exclusive full-service provider of the Company's GS/2000 system to U.S. magazine publishers. In addition, the Company agreed to outsource FCA's computer data processing functions by linking FCA to the Company's computer facilities and software systems in Conway, Arkansas. FCA was sold to Kable News Company, Inc. ("Kable") in January 1995, and it was decided at that time by the Company and Kable to discontinue the relationship. As a result, the Company has no full-service distribution channel for the GS/2000 product, an element that management believes was crucial to developing a competitive product. Consequently, the Company determined that, rather than a generic solution for subscription fulfillment, the GS/2000 product can best be used as a custom access service for the Company's customers. As such, the Company has discontinued its efforts to market GS/2000 to new customers.

         U.K. Promotional Services. In addition to the data processing services offered by the Company in the U.K., the Company also provides comprehensive promotional materials handling and fulfillment services to its U.K. customers. Based upon its knowledge of the industry, management believes that it is one of the largest firms of its kind in the U.K. Among the services provided are
promotional  fulfillment,   competition  handling,  in-bound
telemarketing and response handling, lead monitoring, contract packing and mailing, and coupon redemption. Through the use of computerized tracking and monitoring systems, the Company is able to provide customers with current reports on the progress of their marketing campaigns and can furnish customers with information useful for promotion analysis and subsequent database campaigns. During the last fiscal year the Company mailed over 14,000,00 promotional items and custom-handled over 16,000,000 pieces of direct mail for over 30 U.K. customers. In addition, the Company handled over 750,000 telephone calls through its in-bound telemarketing and response handling service.

Customers

         The Company's customers include large U.S. and U.K. financial institutions, insurance companies, consumer credit organizations, seminar companies, communications companies, catalogers, retailers, television shopping networks, publishers, consumer goods manufacturers, membership and continuity associations, and advertising agencies. Other customers include charities, list users (direct mailers and telemarketers), list owners (customers who generate and own their lists), and list managers and brokers (agents who manage lists and provide direct marketing consulting services). Having developed its expertise by servicing a traditional client base of companies which specialize in the direct marketing industry, the Company is finding increasing demand for its products and services within the marketing departments of large corporations as these companies turn to targeted marketing techniques to sell their goods and services. The Company is also experiencing a demand for its data processing and information management services by companies that are not in the direct marketing business. The Company's practice has been to extend payment terms to its customers for periods of up to sixty days and, accordingly, the Company uses operating capital to finance its accounts receivable. In fiscal 1996, the following customers accounted for 10% or more of the Company's total revenue:
Allstate Insurance Company (20.7%) and Trans Union Corporation (15.5%).

Employees

         The Company presently has approximately 3,098 employees.

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

         The direct marketing industry has been negatively impacted during past years by factors such as economic recessions and postal rate increases. The most recent postal rate increase, which became effective in January 1995, and any future increases will, in the Company's opinion, force direct mailers to mail fewer pieces and to target their prospects more carefully. Through its software products and data processing services, the Company has the capability to assist its direct marketing customers to target their mailings to persons who are most likely to favorably respond, thereby meeting its customers' increasing need to market more effectively. The Company experienced no significant negative financial impact as a result of the most recent postal rate increase.

         In addition, the U.S. Postal Service recently announced a reclassifi-cation of pre-sorted and barcoded mail rates to be implemented by July 1, 1996. This reclassification, which includes increases in some rates as well as reductions in others, generally rewards mailers who barcode their mailings. The reclassification also renames certain classes of mail. The Company does not expect any significant negative financial impact as a result of this recent reclassification.

         Consumer Privacy and Legislative Concerns. There could be an adverse impact on the direct marketing industry due to an increase in public concern over consumer privacy issues. Senior management of the Company has taken a proactive role within the direct marketing industry to explore self-regulation alternatives in the privacy arena. Internally, the Company has formulated and distributed to each of its employees a written privacy policy which recognizes consumers' rights to control the dissemination of information about themselves. The privacy policy also states the Company's continuing commitment to strict data security systems, as well as the Company's support of the Direct Marketing Association's ("DMA") Mail and Telephone Preference Service programs, which permit consumers to "opt-out" of unrequested marketing solicitations. The
Company has adopted a practice of purging its customers' lists of all names appearing on such DMA opt-out lists free of charge. Employees of the Company are required to sign a privacy acknowledgment form each year as a condition of continued employment. Management is of the opinion that the measures which have been put in place, together with the Company's continuing efforts to stay informed and to take a leadership role in the area of privacy, will prevent the Company from being materially impacted by the growing consumer awareness of privacy issues.

         Bills have been introduced in the 104th Congress seeking to amend the Fair Credit Reporting Act ("FCRA"). The bills are similar to the versions that have been introduced in prior years but which have failed to be enacted into law. The primary effect of the bills is to provide consumers with easier access to their credit reports and to facilitate the correction of errors in their reports. The bills also address the issue of "prescreening," a procedure utilized by many bankcard issuers and insurance companies in their direct marketing programs. The bills as presently drafted would not have a material adverse effect upon the Company, which has traditionally provided prescreening services. It is, however, possible that some of the Company's customers could be negatively impacted by these bills, in that they place more administrative burdens upon consumer reporting agencies and upon merchants who report credit transactions to the consumer reporting agencies. In addition to the federal bills, there are numerous bills pending in various state legislatures. The stated purpose of the majority of these bills is to give consumers more control over how personal information concerning them is utilized in the marketplace. While the Company is not opposed to the stated purpose of such bills, it is possible that if certain of these bills are passed in their current form, the Company could be negatively impacted as a result. Management actively monitors legislation which could affect its business.

Competition

         Traditional Direct Marketing Industry Services. The Company experiences competition from other businesses in the direct marketing industry with respect to certain targeted marketing services, including merge/purge, list enhancement, and database services. For many years, the Company was the only service firm in the United States offering a direct terminal access system by list users to multiple list databases. Certain competitors now offer a direct terminal access system to customers. While some direct competitors are divisions of larger corporations having greater financial, research and development, and/or marketing resources than the Company, management believes that the Company's unique software enables it to effectively compete. Technological developments are expected to continue at a rapid pace in the field of direct marketing database management and market data collection, analysis and distribution.

         Decision Support Software and Services. There are many diverse businesses which offer decision support software and/or services. However, management believes that, based upon the broad spectrum of software and services in the marketplace, as well as the Company's unique data management services, the effects of competition are minimal. In addition, management believes that by using the TCP/IP protocol (discussed above under "The Company's Products and Services"), the Company's products will be significantly less difficult to implement at customer sites. Management further believes that through continued investment in research and development, the Company will be able to maintain or improve its present position in the marketplace. See "Research and Development," below.

         Outsourcing/Facilities Management Services. The Company is aware of numerous other major businesses which offer outsourcing or facilities management services, and/or information management services. Due to the recent emergence of this industry, and due to the fact that the market for such services remains largely untapped, the Company anticipates that the effects of competition will be minimal. With respect to software licensing, despite the existence of other vendors, the Company likewise anticipates minimal competitive effects due to the unique nature of the Company's software and the breadth of the potential marketplace.

         Data and Information Products. DataQuick has several competitors in connection with the distribution of property data to the real estate, finance and insurance industries. However, management believes that the expansion of data coverage by DataQuick from regional to national, combined with timeliness and reliability of its data, will place DataQuick among the market leaders.

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

         As for Pro CD, there are two other companies which compete with Pro CD's primary business of providing telephone listings and mapping data to consumers and small office/home office businesses. By providing comprehensive data and maintaining its high accuracy rating, as well as the expected introduction of new titles during fiscal 1997, management believes Pro CD can maintain and improve its status as the market leader in this area.

         GS/2000 Services. Due to the Company's decision in fiscal 1995 to curtail the marketing of its GS/2000 software, the impact and the effects of competition upon the Company are negligible. See "The Company's Products and Services," above.

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

Research and Development

         In fiscal 1996 approximately $10.4 million, representing approximately 3.9% of the Company's consolidated revenue, was spent on software and research and development, primarily involving the application and design of current technologies to further upgrade and improve its software systems. In fiscal 1995 and 1994, the Company spent $8.1 million and $7.7 million, respectively. Research and development projects which were begun in fiscal 1992 and continued through fiscal 1996 have resulted in a material upgrade and restructuring of the architecture of the Company's technology. Research and development costs incurred prior to establishing the technological feasibility of products are charged to operations as incurred.

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

Foreign Operations

         The information required hereunder appears in Note 12 of the Notes to Consolidated Financial Statements in the Company's Annual Report at p. 39, which information is incorporated herein by reference.

Recent Developments

         On April 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of DMI for Twenty-Five Million Dollars ($25,000,000). The purchase price is payable in three years and may, at DMI's option, be paid in 1,000,000 shares of the Company's Common Stock in lieu of cash. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management and consulting services to business-to-business and consumer list owners and mailers. See discussion above under "The Company's Products and Services." In addition, on April 9, 1996, the Company acquired all of the outstanding capital stock of Pro CD, a publisher of reference software on CD-ROM. The Company exchanged 1,656,662 shares of its Common Stock for all of the outstanding shares of capital stock of Pro CD. The Company also assumed all of the outstanding options granted under Pro CD's employee stock option plans, with the result that, as of April 9, 1996, 147,068 shares of the Company's Common Stock were subject to issuance upon exercise of such options. The acquisition was in the form of a merger of a wholly-owned subsidiary of the Company into Pro CD and will be accounted for as a pooling of interests. Pro CD is headquartered in Danvers, Massachusetts. See discussion above under "The Company's Products and Services."

Item 2.  Properties

         The following table sets forth the location, ownership and general use of the principal properties of the Company.

        Location                  Held                         Use
Acxiom Corporation:
  Conway, Arkansas          Five facilities held in   Principal executive
                            in fee; one facility      offices, customer service
                            secures a $4,264,000      facilities and computer
                            encumbrance               equipment space
Acxiom Transportation
 Services, Inc.:
  Conway, Arkansas          Lease                     Office space; warehouse/
                                                      hanger space

Acxiom CDC, Inc.:
  Chicago, Illinois         Lease                     Office and computer
                                                      equipment space

Acxiom/Direct Media,
 Inc.:
  Greenwich, Connecticut    Lease                     Office space; customer
                                                      service facility

Acxiom Great Lakes Data
 Center, Inc.:
  Taylor, Michigan          Lease                     Office and computer
                                                      equipment space

Acxiom U.K., Ltd.:

  (a)  London, England      Lease                     Office space; customer
                                                      service facility

  (b)  Sunderland,
       England              Held in fee               Office space; computer
                                                      equipment and warehouse
                                                      space

  (c)  Hertfordshire,
       England              Lease                     Office space; customer
                                                      service facility

DQ Investment Corporation:
  San Diego, California     Lease                     Office space

DataQuick Information
 Systems:
  San Diego, California     Lease                     Office space; customer
                                                      service facility

Pro CD, Inc.:
  Danvers, Massachusetts    Lease                     Office space; warehouse
                                                      space

         The Company's headquarters are located in Conway, Arkansas and consist of buildings housing the Company's principal executive offices and computer and data processing center. The Company also leases office and warehouse/hanger space located at the Conway Municipal Airport.

         Pursuant to its data center management agreement with Trans Union Corporation discussed above under Item 1, "Outsourcing/Facilities Management Services," the Company leases office and computer equipment space at Trans Union's corporate headquarters in Chicago, Illinois.

         Pursuant to its data center management agreement with The Polk Company discussed above under Item 1, "Outsourcing/Facilities Management Services," the Company leases office and computer equipment space in Taylor, Michigan. In addition, the Company leases office space in Brewery Park, Michigan, Cincinnati, Ohio and Denver, Colorado in connection with the services the Company provides to The Polk Company.

         The Company's corporate and customer service operations in London, England are presently housed in two principal buildings, both of which are leased. The Company also owns a warehouse facility in Sunderland, England where fulfillment services and data processing operations are housed.

         As a result of the Company's acquisition of DataQuick Information Services and DQ Investment Corporation, the Company leases two facilities in San Diego, California. DataQuick Information Services also leases sales office space in California, Arizona, Nevada, Oregon and Washington. Additionally, due to the acquisition of DMI, the Company leases office space in California, Connecticut, Florida, Illinois, New Hampshire, New York, North Carolina, Ohio and London, England. In connection with the Company's acquisition of Pro CD, the Company leases office and warehouse space in Danvers, Massachusetts, as well as sales office space in California and Minnesota.

         In addition to the foregoing, pursuant to the Guideposts data processing agreement, Guideposts provides office and computer equipment space for the Company's use at Guideposts' corporate headquarters in Carmel, New York. Furthermore, the Company leases sales offices in California, Illinois, Kansas, Massachusetts, New York, North Carolina, Texas, Virginia, Washington, D.C. and Wisconsin.

         The Company also leases office space in Ocean, New Jersey which previously housed a catalog fulfillment software operation. The Company intends to sublease the building for the remaining two years of the lease, and is seeking a tenant. Also, in connection with the previous operation of its mailing services division, the Company owns a facility in Warminster, Pennsylvania, which it is presently leasing to a third party.

         In general, the offices, customer service and data processing facilities of the Company are in good condition. Management believes that its facilities, including the expansion of the Conway, Arkansas data center and construction of a new customer services building, both of which were completed during fiscal year 1996 at the Conway location, are suitable and adequate to meet the current needs of the Company. As such, management believes additional properties will not be required upon expansion of operations during fiscal 1997. A portion of the real property owned by the Company is pledged to secure notes payable. For additional discussion, this information appears in Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 33-34, which information is incorporated herein by reference.

Item 3.  Legal Proceedings

         The information required by this Item appears in Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 39-40, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                        EXECUTIVE OFFICERS OF THE COMPANY

          Each of the Company's executive officers, including his or her title, age, and year of initial appointment as an executive officer and business experience for the past five years, is listed below:
                                                                         Year
Name                        Title                        Age            Elected

Don W. Barrett (a)          Senior Vice President        56              1994

Jennifer T. Barrett (b)     Senior Vice President        46              1979

Robert S. Bloom (c)         Chief Financial Officer      40              1992

Stephen H. Brighton (d)     Senior Vice President        48              1993

James E. Bryant, Jr. (e)    Senior Vice President        39              1996

Donald L. Cohn (f)          Senior Vice President        65              1996

C. Alex Dietz (g)           Senior Vice President and    53              1983
                            Chief Information Officer

Jerry C.D. Ellis (h)        Senior Vice President        46              1991

Alan W. Holland (i)         Senior Vice President        47              1996

Rodger S. Kline (j)         Executive Vice President,    53              1975
                            Chief Operating Officer,
                            Treasurer and Director

Charles D. Morgan, Jr. (k)  Chief Executive Officer,     53              1972
                            President and Chairman of
                            the Board of Directors

Mark Theilken (l)           Senior Vice President        46              1995

Thomas B. Walker, Jr. (m)   Senior Vice President        47              1993

James T. Womble (n)         Executive Vice President     53              1975
                            and Director

Paul L. Zaffaroni (o)       Senior Vice President        49              1990

- ------------------------------------

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

(e) Mr. Bryant joined the Company in 1996 as Senior Vice President in conjunction with the Company's acquisition of Pro CD. Prior to joining the Company he cofounded and was employed by Pro CD for five years, serving as President and CEO.

(f) Mr. Cohn joined the Company in 1996 as Senior Vice President in conjunction with the Company's acquisition of DataQuick. Prior to joining the Company he founded and was employed by DataQuick for sixteen years, most recently serving as Chairman of the Board. Mr. Cohn holds a degree in bacteriology from the University of California at Los Angeles.

(g) Mr. Dietz rejoined the Company in 1979. He first joined the Company in 1969 and served as a Vice President until 1975. Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to the Company in 1979, Mr. Dietz was subsequently elected Vice President in 1983 and was named Chief Information Officer in 1991. In 1993 he was elected Senior Vice President. Mr. Dietz holds a degree in electrical engineering from Tulane University.

(h) Mr. Ellis joined the Company in 1991 as Managing Director of the Company's U.K. operations. In 1994 he was elected Senior Vice President. Prior to 1991, Mr. Ellis was employed for 22 years with IBM, serving most recently as Assistant to the Chairman and Chief Executive Officer of IBM's U.K. operations. Prior to that, Mr. Ellis served as Branch Manager of the IBM U.K. Public Sector division.

(i) Mr. Holland joined the Company in 1991. In 1995 he was elected Senior Vice President. Prior to joining the Company he was employed by IBM Corporation for 17 years, most recently serving as Branch

     Manager of Professional Services. Mr. Holland holds a degree in mathematics from the University of Arkansas at Little Rock.

(j) Mr. Kline joined the Company in 1973. Since 1975 he has been Executive Vice President and a director. In 1988 he assumed the additional responsibilities of Treasurer and Chief Information Officer. In June 1991, Mr. Kline was named Chief Operating Officer, Executive Vice President and Treasurer. Prior to joining the Company, Mr. Kline was employed by IBM Corporation. Mr. Kline holds a degree in electrical engineering from the University of Arkansas.

(k) Mr. Morgan joined the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since 1975. In 1991 he assumed the additional title of President. He was employed by IBM Corporation prior to joining the Company. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

(l) Mr. Theilken joined the Company in 1995 as a Business Unit Executive. In 1996 he was elected Senior Vice President. Prior to joining the Company he was employed by IBM Corporation for 23 years, most recently serving as Director of Marketing, Personal Software Products. Mr. Theilken holds a degree in mathematics from the University of Illinois.

(m) Mr. Walker joined the Company in 1990. In 1993 he was elected Senior Vice President. Prior to joining the Company he was employed by IBM Corporation for 18 years, most recently serving as Branch Marketing Support Manager. Mr. Walker holds a degree in industrial engineering from the University of Arkansas.

(n) Mr. Womble joined the Company in 1974. In 1975 he was elected Vice President and a director. In 1982 he was elected Executive Vice President. Prior to joining the Company, Mr. Womble was employed by IBM Corporation. Mr. Womble holds a degree in civil engineering from the University of Arkansas.

(o) Mr. Zaffaroni joined the Company in 1990 as Vice President. In 1993 he was elected Senior Vice President. Prior to joining the Company he was employed by the IBM Corporation for 21 years, most recently serving as Regional Sales Manager for the Mid-America Area. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

     With the exception of Mr. and Mrs. Barrett, who are married, there are no family relationships among any of the Company's executive officers and/or directors.

                                     PART II

Item 5.  Market  for  the  Registrant's  Common  Equity  and Related Stockholder
Matters

         The information required by this Item appears in the Company's Annual Report at p. 44, which information is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information required by this Item appears in the Company's Annual Report at p. 21, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item appears in the Company's Annual Report at pp. 22-25, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Financial Statements required by this Item appear in the Company's Annual Report at pp. 26-41, which information is incorporated herein by reference. The Financial Statement Schedule which constitutes the Supplementary Data required by this Item is attached hereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Directors" in the Company's 1996 Proxy Statement at pp. 4-5 and under the caption "Section 16(a) Reporting Delinquencies" in the Company's 1996 Proxy Statement at p. 15, which information is incorporated herein by reference.

Item 11.    Executive Compensation

         The information required by this Item appears under the heading "Compensation of Directors and Executive Officers" in the Company's 1996 Proxy Statement at pp. 8-12, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The  information  required  by this Item  appears  under  the  headings
"Principal Shareholders" and "Equity Ownership of Directors and Executive Officers" in the Company's 1996 Proxy Statement at pp. 2-3, which information is incorporated herein by reference.

Item 13. Certain Relationships and Transactions

         The information required by this Item appears under the heading "Certain Transactions" in the Company's 1996 Proxy Statement at pp. 14-15, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as a part of this Report:

                    1.     Financial Statements.

                           The following   consolidated  financial statements of
the registrant and its subsidiaries included on pages 26 through 41 of the Company's Annual Report and the Independent Auditors' Report on page 42 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                                         Page

Consolidated Balance Sheets as of March 31, 1996 and 1995                 26

Consolidated Statements of Earnings for the years ended
March 31, 1996, 1995 and 1994                                             27

Consolidated Statements of  Stockholders' Equity for the
years ended March 31, 1996, 1995 and 1994                                28-29

Consolidated Statements of Cash Flows for the years ended
March 31, 1996, 1995 and 1994                                             30

Notes to the Consolidated Financial Statements                           31-41

Independent Auditors' Report                                              42

                  2.       Financial Statement Schedules.

                           The  following  additional information  for the years
1996, 1995 and 1994 is submitted herewith and appears on the two pages immediately preceding the signature page of this Report on Form 10-K.



Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1996, 1995 and 1994

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

Exhibit No.

3(a) Amended and Restated Certificate of Incorporation (previously filed as Exhibit 4.1 to registration No. 33-63423, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to
         Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, in 0-13163, and incorporated herein by reference)

10(c) Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

10(d)    Acxiom  Corporation  Deferred  Compensation  Plan (previously  filed as
         Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e)    Amended  and  Restated  Key  Associate  Stock  Option  Plan  of  Acxiom
         Corporation

10(f)    Acxiom Corporation U.K. Share Option Scheme

10(g) Long-Term Executive Compensation Plan (previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

10(h)    Annual Executive Compensation Plan (Fiscal 1997)

10(i)    Acxiom Corporation Non-Qualified Deferred Compensation Plan

10(j) Asset Purchase Agreement dated April 1, 1996 between the Company and Direct Media/DMI, Inc. (previously filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 30, 1996, Commission File No. 0-13613, and incorporated herein by reference)

13       Portions of the Company's Annual Report

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

27       Financial Data Schedule

            Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this
Report:

                    - Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation
                    -      Acxiom Corporation U.K. Share Option Scheme
                    -      Long-Term Executive Compensation Plan
                    -      Acxiom Corporation Deferred Compensation Plan*
                    -      Annual Executive Compensation Plan (Fiscal 1997)
                    -      Acxiom  Non-Qualified Deferred Compensation Plan
- -------------------------------

*  To date, only one grant has been made, in 1990.

         4.       Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated April 30, 1996 relating to the acquisition of DMI.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Acxiom Corporation:


Under date of May 9, 1996, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP



Little Rock, Arkansas
May 9, 1996

                                  Schedule II


                       ACXIOM CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years ended March 31, 1996, 1995 and 1994


                           Additions
               Balance at  charged to    Other    Bad debts   Bad      Balance
               beginning   costs and   additions   written   debts      at end
               of period   expenses     (note)      off    recovered  of period


1996:
Allowance
for
doubtful
accounts
and
credits      $ 2,143,000     150,000    131,000   726,000   182,000    1,880,000
               =========     =======    =======   =======   =======    =========


1995:
Allowance
for
doubtful
accounts
and
credits      $ 1,086,000   1,656,000    178,000   803,000    26,000    2,143,000
               =========   =========    =======   =======    ======    =========


1994:
Allowance
for
doubtful
accounts
and
credits      $ 1,049,000     970,000          -   945,000    12,000    1,086,000
               =========   =========    =======   =======    ======    =========


Note - Other additions in 1996 represent the valuation accounts acquired in the Generator and DataQuick purchases. Other additions in 1995 represent the valuation account acquired in the InfoBase purchase.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ACXIOM CORPORATION


Date:  June 25, 1996                       By: /s/ Catherine L. Hughes
                                           ------------------------------------
                                              Catherine L. Hughes
                                              Secretary and General Counsel


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Robert S. Bloom*                Chief Financial Officer            June 25, 1996
- ---------------------------     (Principle accounting officer)
   Robert S. Bloom

Dr. Ann H. Die*                 Director                           June 25, 1996
- ---------------------------
   Dr. Ann H. Die

William T. Dillard II*          Director                           June 25, 1996
- ---------------------------
    William T. Dillard II

Harry C. Gambill*               Director                           June 25, 1996
- ---------------------------
    Harry C. Gambill

Rodger S. Kline*                Executive Vice President,          June 25, 1996
- ---------------------------     Chief Operating Officer,
    Rodger S. Kline             Treasurer and Director
                                (Principle financial officer)

Charles D. Morgan, Jr.*         Chairman of the Board and          June 25, 1996
- ---------------------------     President (Principle
    Charles D. Morgan, Jr.      executive officer)

Robert A. Pritzker*             Director                           June 25, 1996
- ---------------------------
    Robert A. Pritzker

Walter V. Smiley*               Director                           June 25, 1996
- ---------------------------
    Walter V. Smiley

James T. Womble*                Director                           June 25, 1996
- ---------------------------
    James T. Womble

*By: /s/ Catherine L. Hughes
   ----------------------------
     Catherine L. Hughes
     Attorney-in-Fact

                                  EXHIBIT INDEX

                              Exhibits to Form 10-K

Exhibit No.                                             Exhibit

3(a)     Amended and Restated  Certificate of Incorporation (previously filed as
         Exhibit 4.1 to registration No. 33-63423, and incorporated herein by reference)

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

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, in 0-13163, and incorporated herein by reference)

10(c) Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

10(d)    Acxiom  Corporation  Deferred  Compensation  Plan (previously  filed as
         Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e)    Amended and Restated Key Associate Stock Option Plan of Acxiom
         Corporation

10(f)    Acxiom Corporation U.K. Share Option Scheme

10(g) Long-Term Executive Compensation Plan (previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, Commission File No. 0-13163, and incorporated herein by reference)

10(h)    Annual Executive Compensation Plan (Fiscal 1997)

10(i)    Acxiom Corporation Non-Qualified Deferred Compensation Plan

10(j) Asset Purchase Agreement dated April 1, 1996 between the Company and Direct Media/DMI, Inc. (previously filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 30, 1996, Commission File No. 0-13613, and incorporated herein by reference)

13       Portions of the Company's Annual Report

21       Subsidiaries of the Company

23       Consent of KPMG Peat Marwick LLP

24 Powers of Attorney for Robert S. Bloom, Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, Rodger S. Kline, Charles D. Morgan, Jr., Robert A. Pritzker, Walter Smiley and James T. Womble

27       Financial Data Schedule

EXHIBIT 10(e)

              AMENDED AND RESTATED KEY ASSOCIATE STOCK OPTION PLAN
                                       OF
                               ACXIOM CORPORATION
                               as of May 24, 1995

         1. Establishment, Continuation, and Purpose. On November 9, 1983, the Board of Directors (the "Board") and the shareholders of Acxiom Corporation (formerly CCX Network, Inc.) (the "Company") approved the adoption of the CCX Network, Inc. Incentive Stock Option Plan and the CCX Network, Inc. Nonstatutory Stock Option Plan. Such plans were amended and restated effective as of April 22, 1987 so as to combine the two separate plans into one plan (the "Plan") and to comply with certain provisions of the Tax Reform Act of 1986. Subsequent amendments were adopted on July 20, 1988; January 30, 1991; May 26, 1993; and May 24, 1995. The purpose of the Plan is to further the growth and development of the Company and any of its present or future subsidiary corporations, as hereinafter defined, by granting to certain key associates of the Company and any subsidiary corporation, as an incentive and encouragement to stock ownership, options to purchase shares of common stock of the Company, $.10 par value ("Common Stock"), thereby offering such key associates a proprietary interest in the Company's business and a more direct stake in its continuing welfare, and aligning their interests with those of the Company's stockholders.

         2. Administration. The Plan shall be administered by a committee (the "Committee") of no less than two "disinterested" (as that term is defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Act")) members of the Company's Board of Directors. The Committee is authorized to grant options on behalf of the Company as hereinafter provided, to interpret the Plan and options granted pursuant to the Plan, and to make and amend such regulations as it may deem appropriate.

         3. Grant of Options. Options to purchase shares of Common Stock shall be granted on behalf of the Company by the Committee from time to time and within the limits of the Plan. The Committee shall determine the key associates ("Optionees" or "Participants") of the Company and of any subsidiary corporation to whom options are to be granted, the number of shares to be granted to each, the option price, the option period(s), and the number of shares that may be exercised during such option period(s). Options granted under the Plan may be either non-qualified stock options or incentive stock options, as defined by
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The Committee, at the time each option is granted, shall designate such option as either a non-qualified stock option or an incentive stock option. Any incentive stock option granted under the Plan must be exerciseable within ten (10) years of the date upon which it is granted. For incentive options granted after December 31, 1986, the aggregate fair market value (as determined at the time the option is granted) of the stock with respect to which incentive options granted herein are exerciseable for the first time by any Optionee during any calendar year (under all plans of the Company and its subsidiaries) shall not exceed $100,000.

         4.  Shares  Subject  to the Plan.  The  shares  which may be    granted
pursuant to the Plan shall be authorized and unissued shares of Common Stock not exceeding in the aggregate 7,600,000 shares.

         5. Eligible Participants. All key associates of the Company and any subsidiary corporation of the Company shall be eligible to receive options and thereby become Participants in the Plan. In granting options, the Board may include or exclude previous Participants in the Plan. As used herein, the terms "subsidiary corporation" and "parent corporation" shall mean a "subsidiary corporation" or "parent corporation" as defined in Section 425 of the Code.

         For purposes of this Plan, a "key associate" shall mean an associate of the Company or its affiliates, including officers (whether or not they are directors), who render those types of services which tend to contribute materially to the success of the Company or an affiliate or which reasonably may be anticipated to contribute materially to the future success of the Company or an affiliate. No director or officer of the Company or any subsidiary corporation shall be eligible to receive options under the Plan unless such director or officer is also a key associate of the Company or one of its subsidiary corporations.

No executive officer named in the Summary Compensation Table of the Company's then current Proxy Statement shall be eligible to receive in excess of 300,000 options in any three-year period.

         6. Option Price. (a) The price for each share of Common Stock purchasable under any incentive option shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant. The price for each share of Common Stock purchasable under any non-qualified option shall be any price determined by the Committee in its sole discretion. All such prices shall be subject to adjustment as provided for in paragraph 17 hereof. For purposes of determining the fair market value of the Common Stock, the following rules shall apply:

                  (i) If the Common Stock is at the time listed or admitted to trading on any stock exchange, then the fair market value shall be either (a) the closing sales price of the Common Stock on the date in question on the principal exchange on which the Common Stock is then listed or admitted to trading, or (b) the average bid and ask price for the ten (10) trading days preceding the week during which the Committee grants options. With respect to (a), if no reported sale of the Common Stock takes place on the date in question on the principal exchange, then the fair market value shall be determined as of the closest preceding date on which such principal exchange shall be have been open for business and shares of the Common Stock were traded.

                  (ii) If the Common Stock is not at the time listed or admitted to trading on a stock exchange, the fair market value shall be the mean between the closing bid and asked quotations for the Common Stock on the date in question in the over-the-counter market, as such prices are reported in a publication of general circulation selected by the Company and regularly reporting the market price of the Common Stock in such market. If there are no bid and asked quotations for the Common Stock on such date, the fair market value shall be deemed to be the mean between the closing bid and asked quotations in the over-the-counter market for the Common Stock on the closest date preceding the date in question for which such quotations are available.

         (b) If any Optionee to whom an incentive option is to be granted under the Plan is on the date of grant the owner of stock (as determined under Section 425(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of the Company or any one of its subsidiaries, then the following special provisions shall be applicable to any options granted to such individual:

                           (i) The  option  price  per  share  of  Common  Stock
                  subject to such option shall not be less than 110% of the fair market value of one share of Common Stock on the date of grant; and

                           (ii) The  option  shall not have a term in  excess of
                  five (5) years from the date of grant.

         7. Exercise Period. Subject to paragraph 18, the period for exercising an option (the "Exercise Period") shall be such period of time as may be designated by the Committee at the time of grant, except that:

                  (a) If a Participant retires during the Exercise Period, such option shall be exerciseable only during the three months following the effective date of retirement, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

                  (b) If a Participant terminates his or her employment by reason of disability, such option shall be exerciseable only during the six months following such termination, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

                  (c) If a Participant dies during the Exercise Period, such option shall be exerciseable by the executors, administrators, legatees or distributees of the Participant's estate only during the twelve months following the date of death, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

                  (d) If a Participant ceases to be an associate of the Company for any cause other than retirement, disability or death, such option shall be exerciseable only during the three months following such termination, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

         The maximum duration of any incentive stock option granted under the Plan shall be ten (10) years from the date of grant, although such options may be granted for a lesser duration. The Committee shall have the right to accelerate, in whole or in part, from time to time, conditionally or unconditionally, a Participant's rights to exercise any option granted hereunder.

         8. Exercise of Option. Subject to paragraphs 7(a), 7(b), 7(c), 7(d) and 18, an option may be exercised at any time and from time to time during the Exercise Period. If one of the events referred to in paragraphs 7(a), 7(b), 7(c) or 7(d) occurs, the option shall be exerciseable (subject to paragraph 18) under this paragraph 8 during the three months following retirement, during the six months following termination by reason of disability, during the twelve months following death, or during the three months following termination for any other reason, only as to the number of shares, if any, as to which the option was exerciseable immediately prior to said retirement, disability, death or other termination, unless the Committee in its discretion provides otherwise.

         Notwithstanding the foregoing, with respect to any incentive stock option granted under the Plan prior to January 1, 1987, no such incentive stock option shall be exerciseable by a Participant while there is outstanding any other incentive stock option which was previously granted to the Participant to purchase shares in the Company or in a corporation which (at the time of the granting of such option) is a parent or subsidiary corporation of the Company, or is a predecessor corporation of any such corporation. This provision shall not apply to any options granted after December 31, 1986. For purposes of this paragraph 8, any incentive stock option shall be treated as outstanding until such option is exercised in full or expires by reason of lapse of time.

         9. Payment for Shares. Full payment for shares purchased, together with the amount of any tax or excise due in respect of the sale and issue thereof, shall be made in such form of property (whether cash, securities or other consideration) as may be acceptable to the Committee. The Company will issue no certificates for shares until full payment therefor has been made, and a Participant shall have none of the rights of a shareholder until certificates for the shares purchased are issued to him or her. In lieu of cash, a Participant may pay for the shares purchased with shares of the Company's Common Stock having a fair market value on the date upon which the Participant exercises his or her option equal to the option price, or with a combination of cash and shares of Common Stock equal to the aggregate option price. For purposes of determining fair market value, the rules set forth in paragraph 6 shall apply.

         10. Withholding Taxes. The Company may require a Participant exercising a non-qualified option granted hereunder to reimburse the Company (or the subsidiary which employs such Participant) for taxes required by any government to be withheld or otherwise deducted and paid by such corporation in respect of the issuance of the shares. For purposes of determining fair market value, the rules set forth in Paragraph 6 shall apply. A Participant may elect to satisfy such withholding requirements by any one of the following methods:

                  (a) A Participant may request that the Company (or the subsidiary which employs such Participant) withhold from the number of shares which would otherwise be issued to the Participant that number of shares (based upon the fair market value of the Common Stock on the date of exercise) which would satisfy the withholding requirement. If such an election is made, the Participant must notify the Company that he or she is so electing either (i) six months prior to the date the option exercise becomes taxable (which will either be the date of exercise or, if an election under Section 83(b) of the Code is made, six months before the date of exercise), or (ii) during any period beginning on the third business day following the date upon which any quarterly or annual sales and earnings statement is released by the Company and ending on the thirtieth day following the release of any such statement, such notice provisions being applicable only to those Participants who are "executive officers," as defined in the Act, or directors of the Company.

                  (b) A Participant may deliver previously-owned shares of Common Stock (based upon the fair market value of the Common Stock on the date of exercise) in an amount which would satisfy the withholding requirement.

                  (c) A Participant may deliver cash in an amount which would satisfy the withholding requirement.

         11. Stock Appreciation Rights. The Committee may, under such terms and conditions as it deems appropriate, authorize the surrender by an Optionee of all or part of an unexercised option and authorize a payment in consideration therefor of an amount equal to the difference obtained by subtracting the option price of the shares then subject to exercise under such option from the fair market value of the Common Stock represented by such shares on the date of surrender, provided that the Committee determines that such settlement is consistent with the purpose of the Plan. Such payment may be made in shares of Common Stock valued at their fair market value on the date of surrender of such option or in cash, or partly in shares and partly in cash. Acceptance of such a surrender and the manner of payment shall be in the discretion of the Committee, subject to the limitations contained in Section 422A of the Code and Section 16b(3) of the Act. For purposes of determining fair market value, the rules set forth in Paragraph 6 shall apply. If an option is surrendered pursuant to this Paragraph 11, the shares covered by the surrendered option will not thereafter be available for grant under the Plan.

         12. Loans or Guarantee of Loans. The Committee may authorize the extension of a loan to an Optionee by the Company (or the guarantee by the Company of a loan obtained by an Optionee from a third party) in order to assist an Optionee to exercise an option granted under the Plan. The terms of any loans or guarantees, including the interest rate and terms of repayment, will be subject to the discretion of the Committee. Loans and guarantees may be granted without security, the maximum credit available being the exercise price of the option sought to be executed plus any federal and state income tax liability incurred upon exercise of the option.

         13.  Nonassignability.   Each  option  by  its  terms  shall  not    be
transferable otherwise than by will or the laws of descent and distribution, and shall be exerciseable during a Participant's lifetime only by him.

         14. Conditions to Exercise of Options. The Committee may, in its discretion, require as conditions to the exercise of options and the issuance of shares thereunder either (a) that a registration statement under the Securities Act of 1933, as amended, with respect to the options and the shares to be issued upon the exercise thereof, containing such current information as is required by the Rules and Regulations under said Act, shall have become, and continue to be, effective; or (b) that the Participant (i) shall have represented, warranted and agreed, in form and substance satisfactory to the Company, both that he or she is acquiring the option and, at the time of exercising the option, that he or she is acquiring the shares for his/her own account, for investment and not with a view to or in connection with any distribution; (ii) shall have agreed to restrictions on transfer, in form and substance satisfactory to the Company; and
(iii) shall have agreed to an endorsement which makes appropriate reference to such representations, warranties, agreements and restrictions both on the option and on the certificate representing the shares.

         15. Conditions to Effectiveness of the Plan. No option shall be granted or exercised if the grant of the option, or the exercise and the issuance of shares pursuant thereto, would be contrary to law or the regulations of any duly constituted authority having jurisdiction.

         16. Alteration, Termination, Discontinuance, Suspension, or Amendment. The Board, in its discretion, may alter, terminate, discontinue, suspend or amend the Plan at any time. The Board may not, however, without shareholder approval (except as provided below in paragraph 17), (i) materially increase the maximum number of shares subject to the Plan, (ii) materially increase the benefits accruing to Participants under the Plan, or (iii) materially modify the requirements as to eligibility for participation in the Plan or, without the consent of the affected Participant, change, alter or impair any option previously granted to him under the Plan (except as provided below in paragraph 18). The Committee shall be authorized to amend the Plan and the options granted thereunder to permit the options to qualify as incentive stock options under Section 422A of the Code and the regulations promulgated thereunder. The rights and obligations under any option granted before amendment of the Plan or any unexercised portion of such option shall not be adversely affected by amendment of the Plan or the option without the consent of the holder of the option.

         17. Effect of Changes in Common Stock. If the Company shall combine, subdivide or reclassify the shares of Common Stock which have been or may be subject to the Plan, or shall declare thereon any dividend payable in shares of Common Stock, or shall reclassify or take any other action of a similar nature affecting the Common Stock, then the number and class of shares of Common Stock which may thereafter become subject to options (in the aggregate and to any Participant) shall be adjusted accordingly, and, in the case of each option outstanding at the time of any such action, the number and class of shares which may thereafter be purchased pursuant to such option and the option price per share shall be adjusted to such extent as may be determined by the Committee to be necessary to preserve unimpaired the rights of the Participants, and each and every such determination shall be conclusive and binding upon such Participants.

         18. Reorganization. In case of any one or more reclassifications, changes or exchanges of outstanding shares of Common Stock or other stock (other than as provided in paragraph 17), or consolidations of the Company with, or mergers of the Company into other corporations, or other recapitalizations or reorganizations (other than transactions in which the Company continues to exist and which do not result in any reclassification change or exchange of outstanding shares of the Company), or in case of any one or more sales or conveyances to another corporation of the property of the Company as an entirety, or substantially an entirety (any and all of which are referred to in this paragraph 18 as "Reorganization(s)"), the holder of each option then or thereafter outstanding shall have the right, upon any subsequent exercise thereof, to acquire the same kind and amount of securities and property which such holder would then hold if such holder had exercised the option immediately before the first of any such Reorganization, and continued to hold all securities and property which came to such holder as a result of that and any subsequent Reorganization, less all securities and property surrendered or canceled pursuant to any of same, the adjustment rights in paragraph 17 and this paragraph 18 being continuing and cumulative; provided, that notwithstanding any provisions of paragraph 7 to the contrary, the Committee shall have the right in connection with any such Reorganization, upon not less than thirty (30) days, written notice to the holders of outstanding options, to terminate the Exercise Period, and in such event all outstanding options (other than options as to which one of the events referred to in paragraph 7 has occurred) may be exercised only to the extent thereby permitted, in each case only at a time prior to such Reorganization. A liquidation shall be deemed a Reorganization for the foregoing purpose.

         19. Use of Proceeds. Proceeds realized from the sale of Common Stock pursuant to options granted hereunder shall constitute general funds of the Company.

EXHIBIT 10(f)

                               ACXIOM CORPORATION

                            U.K. SHARE OPTION SCHEME

                            Approved by the Board of
                              Inland Revenue under
                                Finance Act 1984

                          Adopted on November 18, 1987
                              under reference x2945

                   Incorporating amendments made by the Board
                    on 17th December 1990, on 8th March, 1993
                        26th May 1993, and 24th May 1995

                               ACXIOM CORPORATION

                            U.K. SHARE OPTION SCHEME

A.       DEFINITIONS

         In this Scheme references to the following words and expressions shall bear the following meanings, namely:

         "Associated Company" - Has the same meaning as in Section 302 of the Income and Corporation Taxes Act 1970.

         "Adoption Date" - The date on which the Scheme is adopted by Resolution of the Board.

         "the Annual Salary" - The emoluments of the office or employment of a Qualified Person by virtue of which he is a Qualified Person as are liable to be paid under deduction of tax pursuant to Section 204 of the Income and Corporation Taxes Act 1970 (after deducting from such emoluments amounts included by virtue of Chapter II of Part III of the Finance Act 1976) for the current or preceding year of assessment (as defined in Section 526(5) of the Taxes Act 1970) whichever is the higher or if no such emoluments were paid during the preceding year of assessment then it shall be the emoluments of the office or employment of such Qualified Person liable to be so paid for the twelve month period beginning with the first date on which payment of such emoluments is made during the current year of assessment. If such emoluments, or any part thereof, are payable in a currency other than sterling, the sterling equivalent shall be calculated by reference to the average of the buy and sell exchange rates for such currency quoted by the Wall Street Journal on the business day preceding the date of grant.

         "the Board" - The Board of Directors of the Company.

         "the Committee" - A duly constituted committee of the Board consisting of not less than two persons, each of whom is a "disinterested person" within the meaning of Rule 16b-3 of the Securities Exchange Act of the United States of America of 1934, as amended.

         "the Company" - Acxiom Corporation.

         "First Exercise Date" - The date or dates specified in the relevant Option Certificate being not earlier than one year and not later than nine and a half years from the date of grant.

         "the Group" - The Company and all of its Subsidiaries for the time being or (where the context so requires) the Company and/or any of its Subsidiaries.

         "Market Value" - The price of a Share on the date of grant of an Option determined in accordance with Part VIII of the Capital Gains Tax Act 1979 as agreed in advance for the purposes of the Scheme with the Board of Inland Revenue.

         "Material Interest" - An interest in the Company or another company on any date or within the preceding twelve months determined in accordance with the provisions of paragraphs 4(1)(b) and 4(4) of Schedule 10 of the Finance Act 1984.

         "Option" - A right to subscribe for or acquire Option Shares granted pursuant to the Scheme.

         "Option Certificate" - The Option Certificate substantially in the form set out in the Appendix as may be amended by the Board from time to time.

         "Option Holder" - A Qualified Person or a former Qualified Person who holds an Option in accordance with the terms of the Scheme or where the context permits a person becoming entitled to any such Option in consequence of the death of the original Option Holder.

         "Option Period" - A period commencing at the First Exercise Date and ending at the date resolved upon by the Committee and specified in the relevant option certificate being the period within which (subject to the provisions hereof) the Options granted hereunder must be exercised if at all provided that such period must end not later than ten years from the date of grant of the Option.

         "Option Shares" - Unissued or issued Shares in respect of which Options are granted.

         "Shares" - Shares of Common Stock of $0.10 par value each in the capital of the Company which comply with the provisions of paragraphs 7 to 11 of
Schedule 10 of the Finance Act 1984.

         "Qualified Person" - Any full-time director of a company in the Group who is required by the terms of his employment or office to work for the Group or any part of it for 25 hours or more per week (exclusive of meal breaks) or a full-time employee of the Group (other than one who is also a director of a company in the Group) who is required by the terms of his employment to work for the Group or any part of it for 20 hours or more per week (exclusive of meal breaks).

         "the Scheme" - This Acxiom Corporation U.K. Share Option Scheme in its present form with and subject to any amendments thereto properly effected.

         "Subscription Price" - The amount payable for Option Shares on the exercise of an Option granted hereunder, and to be determined in accordance with paragraph D below.

         "Subsidiary" - A company the majority of whose issued share capital is owned directly or indirectly by the Company.

         Except so far as the context otherwise requires any reference herein to any enactment shall be construed as a reference to that enactment as for the time being amended, extended or re-enacted. References to the exercise of an Option shall where the context so allows include the exercise of an Option in part. The masculine gender shall include the feminine gender. The singular shall include the plural.

B.       GRANT OF OPTIONS

         (1) The Committee may at its discretion grant by resolution Options to any Qualified Persons subject to the terms set out in the Scheme in respect of the number of Shares that the Committee shall decide and (if the Committee so resolves in any particular case) subject to achievement of profit or other performance criteria that have been previously agreed with the Board of Inland Revenue.

         (2) No Options shall be granted to any Qualified Person who has a Material Interest.

         (3) As soon as practicable after the grant of Options the Committee shall arrange for the despatch of an Option Certificate to each Option Holder to whom an Option has been granted.

         (4)      Each Option Certificate shall specify:

                  (a)     the number of Shares over which the Option is granted;

                  (b)     the Subscription Price for each Share;

                  (c)     the First Exercise Date;

                  (d)     the date on which the Option Period will end;

                  (e) (if the Committee resolves) the profit or other performance criteria to be attained; and

                  (f)     the date of grant.

         (5) The Committee shall report to the Board the names of Qualified Persons granted options, the number of shares covered by each option, the date of grant and the terms and conditions of each such option.

C.       SUBSCRIPTION PRICE

         Subject to adjustment pursuant to Rule G, the Subscription Price for each Share in respect of which an Option is exercisable shall be not less than the higher of the Market Value and the par value of a Share.

D.       LIMITATION

         (1) An Option shall not be granted to a Qualified Person if the aggregate subscription price for:-

                  (i)      the Option Shares to be subject to the Option; and

                  (ii) all shares under option or acquired on the exercise of an option by the Qualified Person pursuant to the Scheme or any other scheme approved under Schedule 10 to the Finance Act 1984 which is established by the Company or any Associated Company

         would  exceed the  greater  of  four  times  his  Annual  Salary    and
         (pound)100,000.

         (2) For the purposes of sub-rule (1) above the exchange rate of pounds sterling to U.S. dollars on any day shall be taken as the average of the buy and sell exchange rates quoted by the Wall Street Journal on the business day preceding the date of grant.

E.       EXERCISE AND LAPSE OF OPTIONS

         (1) Subject to (2) below, the Option is not to be exercisable unless:-

                  (i) at the date of exercise the Option Holder is a Qualified Person; and

                  (ii) the Option Period has commenced and not expired but so that the Option shall not in any event be exercisable more than ten years after the date of grant of the Option and shall lapse if not exercised during the Option Period.

         (2) The Option shall, in the following circumstances but subject to the provisions of this Rule E, be exercisable earlier or otherwise than as aforesaid:

                  (i) if the Option Holder ceases to be a Qualified Person before the commencement of the Option Period or (if the Option Period shall have commenced) while an Option Period is current: by reason of injury, disability or redundancy (within the meaning of the Employment Protection (Consolidation) Act 1978) or by reason of retirement on reaching pensionable age within the meaning of Schedule 20 to the Social Security Act 1975 or any other age at which he is bound to retire in accordance with the terms of his contract of employment whereupon the Option may be exercised until the expiry of the latest of:

                           (a)      six months of his so ceasing;

                           (b) three years and six months after the date of Grant of the Option; and

                           (c) three years and six months after the date (prior to cessation) that the Option Holder last exercised an option in circumstances in which paragraphs (a) and (b) of sub-section 3 of Section 38 of Finance Act 1984 apply and thereafter the Option shall lapse;

                           (d) in relation to options granted on or after 23rd January, 1991 such greater period as the Board in its absolute discretion shall allow; and in relation to options granted on or after 23rd January, 1991 if he so ceases for any other reason at any time, the Option may not be exercised at all unless the Board shall so permit, in which event it may (and subject to (ii) below must, if at all), be exercised to the extent permitted by the Board within the period mentioned herein.

                  (ii) if the Option Holder dies before the commencement of the Option Period while still being a Qualified Person or (if the Option Period shall have commenced) while an Option Period is current whereupon the Option may be exercised within twelve months of his death by his legal personal representatives and thereafter the Option shall lapse;

                  (iii) if the Option Holder ceases to hold the office or employment by virtue of which he is a Qualified Person while still being a Qualified Person at any time on or after the First Exercise Date for any reason other than those set out in sub-clause E(2)(i) and the Board resolves that the Option should become exercisable whereupon the Option may be exercised within 90 days of him so ceasing (unless the Board in its absolute discretion allows some greater period) and thereafter the Option shall lapse;

                  (iv) In the event that notice is duly given to the stockholders of the Company of a proposal to merge, amalgamate, or otherwise reconstruct the capital of the Company or to dissolve or wind-up the Company or in the event an offer to purchase the Shares shall be made to the holders of Shares generally (where any person obtains control of the Company as a result) then the Option Holders may exercise the Option immediately prior to:-

                           (i)      such merger; amalgamation or reconstruction;
                                    or

                           (ii) the commencement of such dissolution or winding-up; or

                           (iii) the lapse of an offer to purchase shares by virtue of which a person obtains control of the Company

                  (v) for the purposes of the foregoing sub-clause (iv) a person shall be deemed to have obtained control of the Company if he and others acting in concert with him have together obtained control of it.

         (3) Each period referred to in Rule E (2) shall in any event end not later than ten years from the date of grant of the Option.

         (4) Any Option that is exercisable on the attainment of a performance target specified pursuant to Rule B(4) shall lapse (if and to the extent not waived by the Committee with the prior approval of the Board of Inland Revenue) if such performance target has not been attained.

         (5) No Option is to be exercised if the Option Holder has a Material Interest

         (6) Exercise of an Option is to be by application in writing addressed to the Company and specifying the number of Option Shares in respect of which the Option is being exercised on that occasion and accompanied by payment in full of the Subscription Price for such Option Shares, such application to be delivered or sent by prepaid post to the registered office for the time being of the Company or to such office as may from time to time be specified.

         (7) Subject to such consents of the Bank of England, H.M. Treasury or other competent authority under the regulations or enactments for the time being in force as may be necessary and subject to compliance by the Option Holder with the terms of the Option the Company will not later than twenty-eight days after receipt of the application make an allotment or transfer to the Option Holder of the number of Shares specified in the application at the Subscription Price (as adjusted in accordance with the provisions of the Scheme) and will deliver to the Option Holder definitive Share Certificates in respect thereof.

F.       SUBSTITUTION OF OPTION SHARES

         (1) Notwithstanding the provisions of sub-rule E(2)(iv) hereof if any company (hereinafter called the "acquiring company") shall obtain control of the new Company as a result of making:

         (a) A general offer to acquire the whole of the issued share capital of the company which offer is made on a condition that if the condition is satisfied the acquiring company will have control of the Company; or

         (b) A general offer to acquire all shares of the Company which are of the same class as the Option Shares;

any Option Holder may at any time within the appropriate period (as defined in sub-clause (2) below) by agreement with the acquiring company release his rights under the Scheme (hereinafter called "the old rights") in consideration of the grant to him of rights (hereinafter called "the new rights") which are equivalent (as defined in sub-clause (3) below) to the old rights but relate to shares in a company other than the Company (being either the acquiring company or some other company within the provisions of paragraph 7(b) or (c) of Schedule 10 to the Finance Act 1984).

         (2) For the purposes of sub-rule F(1) above the appropriate period means a period of 90 days beginning with the time when the acquiring company has obtained control of the Company and (if applicable) any condition subject to which the offer is made is satisfied.

         (3) For the purposes of sub-rule (1) above the new rights shall be equivalent to the old rights if the requirements of paragraph 4A(3)(a) to (d) inclusive of the said Schedule 10 are met.

G.       VARIATION IN THE SHARE CAPITAL OF THE COMPANY

         On any variation of the Share Capital of the Company (whether by way of capitalization or rights issue, sub-division or consolidation of the Shares or a share capital reduction) the Subscription Price and/or the number of Shares comprised in an Option shall be varied in such manner as the Committee shall determine and such decision of the Committee shall be final and binding on the Option Holders and the Company with notification being given in writing to the Option Holders PROVIDED ALWAYS THAT:

         (i) no adjustment to the Subscription Price shall be made pursuant to the provisions of this sub-paragraph which would result in any Option Shares being issued unlawfully at a discount and if in the case of any such Option Shares such an adjustment would but for this proviso have so resulted the Subscription Price payable for such Option Shares shall be the par value thereof;

         (ii) no variation to the number of Shares comprised in an Option or the Subscription Price thereof shall be made pursuant to any of the provisions contained in this sub-paragraph until the Board of Inland Revenue have approved such variation.

H.       RIGHTS OF ORDINARY SHARES ALLOTTED

         Shares to be allotted pursuant to the exercise of any Option shall rank pari passu in all respects and as one class with the Shares in issue at the date of allotment but shall not rank for dividends for which the record date precedes the date of exercise of the Option.

I.       AVAILABILITY OF SHARES

         The Company shall at all times have available sufficient unissued Shares to meet any exercise of any Option. The maximum number of Shares which may be issued on the exercise of Options granted under the Scheme shall be 800,000.

J.       TRANSFER OF OPTIONS

         (1) No Option granted pursuant to this Scheme nor the benefit thereof may be transferred assigned charged or otherwise alienated.

         (2) If an Option Holder does or suffers an act or thing whereby he would or might be deprived of the legal or beneficial ownership of an Option that Option shall forthwith lapse and the Board shall not knowingly permit its exercise.

K.       LOSS OF OFFICE

         If any Option Holder shall cease to be a Qualified Person for any reason he shall not be entitled by way of compensation for loss of office or (save as otherwise provided herein) otherwise however to any sum or other benefit to compensate him for the loss of any right under the Scheme.

L.       THE ADMINISTRATION OF AND AMENDMENTS TO SCHEME

         (1) The Board may amend any of the provisions of the Scheme in any way it thinks fit save that:

         (i) no alteration shall be effective to abrogate or alter adversely any of the subsisting rights of Option Holders except with such consent or sanction on the part of the Option Holders as would be required under the provisions of the Company's Restated Certificate of Incorporation as if the Option Shares constituted a single class of shares and as if such provisions applied mutatis mutandis thereto.

         (ii) no amendment made while the Scheme continues to have the approval of the Board of Inland Revenue shall be effective until approved by the Board of Inland Revenue.

         (2) The decision of the Committee shall be final and binding in all matters relating to the Scheme and it may at any time discontinue the grant of further Options or decide in any year not to grant any Options.

         (3) The Committee shall have the power from time to time to make and vary such regulations (not being inconsistent with the Scheme) for the implementation and administration of the Scheme as it may think fit and its decision on any matter relating to the interpretation of the Rule of the Scheme or any other matter concerning the Scheme shall be final and binding (save as expressly stated otherwise).

         (4) The Scheme shall be administered by the Committee. The Board may from time to time remove members from, or add members to, the Committee.
Vacancies on the Committee, howsoever caused, shall be filled by the Board. Members of the Committee shall not be eligible to receive options under the Scheme. The Committee shall select one of its members as chairman and shall hold meetings at such times and places as it may determine. A majority of the Committee shall constitute a quorum and acts of the Committee at which a quorum is present, or acts reduced to or approved in writing by all the members of the Committee, shall be the valid acts of the Committee.

EXHIBIT 10(h)


      GENERAL DESCRIPTION OF THE FISCAL 1997 EXECUTIVE COMPENSATION PLAN

OBJECTIVE:

 .    The objective of the Fiscal 1997 executive incentive plan is to implement a compensation program which will reflect the executive's responsibility, provide compensation that is both equitable and competitive, and which will:

         Align the executive's interests with shareholder/investor's interest.

         Motivate executives to achieve the highest level of performance.

         Retain key executives by linking executive compensation to company performance.

         Attract the best executives through competitive, growth-oriented plans.

         Enable sharing of growth & success between associates/executives and shareholders.

General
Eligibility of participants:

 .    For purposes of the executive  compensation plan,  eligible associates will include members of the Acxiom Executive Team (i.e. EOT members, Corporate executives, business unit executives and business development executives.)

 .    For purposes of determination of "at risk" pay, eligible associates must be employed at the end of the fiscal quarter to receive payment for that quarter's payment. The "at risk" pay for eligible associates who joined the Executive Team after the beginning of the quarter will be pro-rated.

 .    For  payment of the annual  portion of "at risk" pay,  eligible  associates must be employed at the end of the fiscal year to receive payment for that year's payment. The "at risk" pay for eligible associates who joined the Executive Team after the beginning of the fiscal year will be pro-rated.

 .    For purposes of  determination of the long-term  incentive (LTI),  eligible associates must be employed and be a member of the Executive Team on the date the Board of Directors reviews the LTI grants for that year. There is no provision for prorating partial years. These options fall under the Acxiom stock option plan and will be subject to all standard provisions.

 .    The  determination  of  the  "at  risk"  is  made  based  on  the  eligible associate's base salary as of April 1, 1996, uplifted by 8% to compensate for salary increases during the year (pro-rated based on review date.)

Components:

 . The components of the fiscal 1997 compensation plan together with their relative weightings are:

                                                            CORP.          BUE/
                                              EOT           TEAM           BDE
         Base salary (not at risk)            40%            50%           60%
         Base salary (at risk target)         25%            25%           20%
         Long Term Incentive                  35%            25%           20%
                                             ---            ---           ---
                                             100%           100%          100%

At-Risk Component
The at-risk pay will be based on the change in EVA attained with two EPS gates. Gate 1 is for the beginning of Initial Funding of Incentives and Gate 2 is for the full funding of incentives at target levels. The theory (Stern Stewart also developed the EVA concept) and the rationale for this plan were developed by Stern Stewart Inc. and are summarized below.

 .     Maximizing EVA is the key to maximizing shareholder value:
 .     Maximizing  other measures (e.g.,  earnings,  returns,  cash flow) doesn't necessarily maximize value. EVA has the best correlation with shareholder value (empirical studies)

EVA Incentive Principles
 .     Target Incentive
         Competitive total compensation opportunity
 .     Expected EVA Improvement
         Performance standard to achieve "Target"
 .     Sharing of EVA Improvement Above/Below Expected
         Associates and shareholders share risks and rewards
 .     Incentive Bank
         Cumulative performance and incentive linked

What is Expected EVA Improvement?
 .     Positive  EVA leads to  positive  value-added  (premium to book value)
 .     EVA improvement results in growth in value-added
 .     Market values  typically include  an  expectation  of EVA  improvement
 .     Investor  expectations  are attained by meeting expected EVA improvement

Target Incentives and Expected EVA Improvement
 .     Achievement of Expected EVA Improvement  results in Target Incentive Pool.
 .     Expected EVA  Improvement  is based on Acxiom's  market value and investor expectations.
 .     Target Incentive Pool provides competitive cash compensation.

Sharing of Incremental EVA Results
 .     Sharing of incremental EVA  (above/below  "Expected") is constant
 .     * 50% of every $1 of EVA above  expected is added to incentive  pool.
      * 50% of every $1 of EVA below expected is subtracted from incentive pool (EVA improvement can be below zero.)
 .     Associates/executives  share in all risks and  rewards (no caps or floors)
 .     Incentive cost is about 5.5% of incremental NPV of shareholder gains

Incentive Bank Principles
 .     Incentive Pool for current year "deposited" into incentive bank
 .     Bank balance distributed:
      * 100% up to "target" incentive
      *  33% above "target" incentive
 .     Remaining bank balance reserved against future performance
 .     "Negative" bank balance "repaid" before future incentives are paid

Incentive Funding (EPS Gates)
 .     Incentive attainment determined based on EVA achievement
 .     Incentive  funding  subject  to pro  rata  reduction  if EPS Gates are not achieved  (includes  Cust. and Assoc. Satisfaction.)
 .     Bank "deposits" equal to Incentive Attained Times Funding Factor. (Funding factor equals Incentives funded divided by Incentives Attained.)

 .      Existing bank balances also subject to forfeiture to satisfy EPS Gates.

"At Risk" Target Opportunity
         Financial
                  Common Fate Company EVA (2)                 25%
                  Group/Unit Performance EVA (3)              55%

         Customer Satisfaction (4)                            10%

         Associate Satisfaction (5)                           10%

Subject to the Funding Gate Based on Corporate EPS (1)

Revenue Groups/Units:
The business group and unit EVA is the controllable EVA for a revenue business group/unit which includes the direct revenue and expenses for the unit less appropriate charges for data center consumption, application software and facilities as determined by the ABM system. Also included will be a charge for the cost of capital including accounts receivable, data center equipment, workstation/LAN and facilities. The target for your business unit EVA will be negotiated with your EOT member.

Support Groups/Units:
Product Line EVA is determined through the ABM report which accumulates revenue and expenses by product line less a charge for the data center cost of capital. The product line EVA contribution percentage will be to improve the product line EVA as a percentage of revenue from the prior year. Specific targets will reflect product lines which your business unit is most closely aligned with as negotiated with your EOT member.

The business plan target component (for support units) is to maintain your expenses at or below your fiscal 1997 business plan.

(1)      EPS Gate Calculation

         The EPS target for fiscal 1997 is $.95 per share including the acquisitions of Pro CD and DMI which were effective April 1. All "at risk" payments are subject to first achieving Acxiom's EPS targets. There are two gates. The first gate is a gate to begin initial funding of the incentive plans. The second gate is for full funding of the incentive plans at target. The funding calculation is as follows:

Gate 1 - Corporate  Gate for  Initial  Funding of  Incentives   (equals  25% EPS
         Growth) - $.88 for FY `97

    . 25% of all earnings above $.88/share will be added to the Incentive Fund (This will generate approximately $1,000 million in funding @ $.95/EPS)

Gate 2 - Corporate Gate for full funding of Incentives - $.95/EPS

    . 100% of all earnings above $.95/share will be added to the Incentive Fund until the Target Incentives have been funded (estimated to be approximately $5,500,000 for FY `97.)

Over Achievement

    . Above the Funding & EVA Targets, 50% of all Incremental EVA will be added to Incentive Funding with no gate calculation. Above target funds will be added to the respective incentive banks and 1/3 will be paid at the end of the fiscal year and 2/3 will be banked for future payment (subject to the sustained business performance of Acxiom Corporation.)

    . The over achievement EVA will be funded at the corporate level and distributed to the Business Groups/Units that overachieved their respective EVA targets.

(2) Financial - common fate - This component is based on "Acxiom EVA" as indicated together with the percentage of at-risk assigned on the attached table. When the common fate target is "Acxiom EVA", the calculation will represent the total EVA for Acxiom Corporation.

(3) Financial - group/unit performance - This component is based on either "Group EVA", "Unit EVA", "improvement in product EVA" or the "Business Plan". Group EVA is the sum of the revenue business unit EVA's reporting to same EOT member.

(4) Customer and Quality Performance Measures - The objective of the customer satisfaction/quality initiative is to establish consistent direction without having regulated practices. The long-term objective is to have a total customer satisfaction process in each business unit.

         By March 31, 1997, the following goals must be met.

         A.      All  associates in the business unit should continue to gain  a
                 thorough  understanding of the  customer satisfaction   process
                 standards.

         B. The business unit must conduct an assessment of their practices against these standards.

         C. The business unit must select an area where improvement is needed based on the result of the assessment and make an improvement in their customer satisfaction process.

         D. The business unit must document and publish the results of the specific customer improvement effort.

         The result should be to replace less effective practices with more effective practices.

(5)      Associate Satisfaction Measures

         A. The annual associate survey results must be communicated to all associates in the business unit. Each business unit should identify the area(s) of primary concern to be addressed by the business unit. Any corporate issues should be forwarded to your Human Resources Representative but not included as one of the BU top three issues.

         B.       Each  business  unit should  develop action  plans for the top
                  three  issues  identified   in the survey feedback process and
                  begin implementation of the action plans.

         C. Each business unit should establish measurements for these action plans and a communication process to all business unit associates about the progress.

         D. The Business Unit Human Resources Representative should review and verify completion of A, B and C above by signing off on the gainsharing assessment documentation.

Method of payment:
 .    Payments will be made on a quarterly basis based on attainment of financial objectives up to your target incentive and subject to the EPS funding gate calculation, as follows:

     First Quarter - 1/8th of total opportunity (Subject to EPS Funding Gate 2) Second Quarter - 1/8th of total opportunity (Subject to EPS Funding Gate 2) Third Quarter - 1/8th of total opportunity (Subject to EPS Funding Gate 2)

     Fourth Quarter - 5/8th of total opportunity (1/8 for the 4th Quarter & 1/2 for the Annual Target and subject to EPS Funding Gates 1 and 2.)

 .     All  over  achievement  incentives  will be  deferred  until  the year end payment.

 .     All payments will be made within 60 days of the end of the quarter.

 .     All EVA and EPS gate calculations will be done on a year-to-date basis.

For the first, second and third quarters, the objectives are equal to the Year-to-date financial targets as of the end of each respective quarter and are subject to the EPS gate calculation. The total Company EVA and EPS quarterly gate targets are shown below.

                     EVA                               EVA
                  (in 000's)  EPS                   (in 000's)     EPS

   First Quarter                     Third Quarter
                     $541     $.15                    $3,253       $.30

   Second Quarter                    Fourth Quarter
                   $1,346     $.22                    $2,434       $.28
                                                      ------       ----

                                     TOTALS           $7,574       $.95
                                                      ======       ====

 .     The  Incentives  for  Associate  Satisfaction  and  Customer  and  Quality
     Measures will be payable at year end if achieved and funded through the EPS Gate calculation.

Long-Term Incentive
 .    The  long-term  incentive  will be in the form of stock  options  and other performance vehicles as necessary. The initial vehicle will be stock options.

 .    Stock options will be awarded under three categories:

         Category A - Fair market value at date of grant Category B - 50% above fair market value Category C - 100% above fair market value

 .    Using the Black-Scholes  stock options pricing model, the mix of options to be awarded as an approximate percentage of the total long-term incentive are:

         Category A - 25% of total long-term incentive Category B - 25% of total long-term incentive Category C - 50% of total long-term incentive

 . Under the long-term incentive plan, participants will be awarded a grant of stock options annually.

 .    Stock  options  awarded will vest  equally on each of the nine  anniversary dates following the date of grant. Stock options may not be exercisable later than ten years after their date of grant.

 .    The fiscal 1997 stock  options were  officially  approved and priced by the
     Board of Directors in January, 1996. The number of stock options were determined based on your base salary as of 1/1/96, uplifted by 8% to compensate for salary increases during the year (pro-rated based on review date.)

 .    It is the current  intent of the Board of Directors  to continue  this plan
     (or a similar plan) in future years. The Board of Directors reserves the right to modify or cancel this plan in future years for any reason at its sole discretion.

EXHIBIT 10(i)

                               ACXIOM CORPORATION

                    NON-QUALIFIED DEFERRED COMPENSATION PLAN

                                    Effective
                                December 1, 1995

                               ACXIOM CORPORATION
                    NON-QUALIFIED DEFERRED COMPENSATION PLAN

                                Table of Contents


ARTICLE 1   PURPOSE, DEFINITIONS AND CONSTRUCTION
      1.1   Purpose of the Plan
      1.2   Definitions
      1.3   Construction

ARTICLE 2   ELIGIBILITY
      2.1   Eligibility Requirements

ARTICLE 3   CONTRIBUTIONS TO THE PLAN
      3.1   Participant Contributions
      3.2   Employer Mandatory Matching Contribution
      3.3   Employer Discretionary Matching Contribution
      3.4   Employer Non-Matching Contributions
      3.5   Establishing of Account

ARTICLE 4   ALLOCATION AND INVESTMENT
      4.1   Allocation
      4.2   Establishment of Trust
      4.3   Allocation of Investment Earnings

ARTICLE 5   DETERMINATION OF PAYMENT OF ACCOUNT
      5.1   Vesting of Account
      5.2   Determination of Account
      5.3   Timing of Payment
      5.4   Form of Payment

ARTICLE 6   MISCELLANEOUS
      6.1   Administration of the Plan
      6.2   Amendment of the Plan
      6.3   Termination of the Plan
      6.4   Notices to Participants
      6.5   Non-Alienation
      6.6   Arbitration
      6.7   Law Governing
      6.8   Validity
      6.9   Status of Participants
      6.10  Effect on Successors in Interest

                                    ARTICLE 1
                      PURPOSE, DEFINITIONS AND CONSTRUCTION

1.1       Purpose of the Plan

         This Plan is established by the Employer to permit certain select management employees, who are defined below, to defer the payment of a percentage of their Compensation, and in addition thereto, to provide for certain Employer contributions to augment such employees' retirement income in addition to what is provided for under the tax qualified plans of the Employer. This Plan is not intended to, and does not, qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and is designed to be a "top hat" plan under Section 201(2) of the Employee Retirement Income Security Act of 1974.

1.2       Definitions

         The following terms, when found in the Plan, shall have the meanings set forth below:

         (a) Account: All amounts credited under the terms of the Plan to to a Participant, the rights to which are determined under the Plan.

         (b) Account Balance: At any time, the total of all amounts credited under the terms of the Plan to a Participant, the rights to which are determined under the Plan.

         (c) Beneficiary: The person(s) and/or the trust(s) created for the benefit of a person or persons who are the natural object of the Participant's bounty, or the Participant's estate, whichever is designated by the Participant to receive the benefits payable hereunder upon his death.

         (d) Code: The Internal Revenue Code of 1986, as it may be amended from time to time, including any successor.

         (e) Compensation: Compensation shall be the total cash remuneration paid by the Employer during each Plan Year, as reported on Form W-2 or its subsequent equivalent, including bonuses, fees, commissions, amounts deferred under Code Section 401(k) and 125, and amounts deferred under any other non-qualified program of salary reduction. Compensation hereunder shall not be subject to any limitations applicable to tax qualified plans, such as pursuant to Code Sections 401(a)(17) or 415.

         (f) Disability: A physical or mental condition of a Participant resulting from bodily injury, disease or mental disorder which renders him incapable of continuing his usual and customary employment with the Employer. The determination of Disability shall be made by a licensed physician chosen by the Employer.

         (g)  Effective Date:  December 1, 1995.

         (h) Eligible Employee: A person employed by the Employer or by any member of a "controlled group" (as defined in Code Section 414(b)) or any entity under "common control" (as defined in Code Section 414(c)) with the Employer in the position of Vice President or above, or a person who has been designated by the President of the Employer, by name, position, or in any other manner, as being in the class of persons who are eligible to participate in the Plan. Such latter designation shall be made in writing by the President of the Employer. However, no person who is an employee of the Employer shall be selected as an Eligible Employee except a member of the select group of management or highly compensated employees of the

Employer, as such term is defined under Section 201 of the Employee Retirement Income Security Act of 1974 ("ERISA"), and regulations and rulings promulgated thereunder by the Department of Labor.

         (i)      Employer:   Acxiom Corporation,  a corporation   organized and
existing under the laws of the State of Delaware, and any successor or successors.

         (j) Normal Retirement Age: The date on which a Participant attains age sixty-five (65).

         (k) Normal Retirement Date: The first day of the month coincident with or next following a Participant's Normal Retirement Age.

         (l) Participant: An Eligible Employee who has met the requirements of Section 2.1 hereof, and whose participation has not been terminated.

         (m) Plan: The Acxiom Corporation Non-Qualified Deferred Compensation Plan, as set forth herein, and as it may be amended from time to time.

         (n) Plan Year: The twelve month period beginning on January 1 and ending on December 31 each year.

         (o) Service: The period of a Participant's employment considered in the calculation of the vested amount of his benefits. A Participant's Service shall be determined in twelve (12) month periods, commencing with the twelve (12) month period that begins on his date of hire with the Employer, and thereafter based on Plan Years, including the Plan Year within which falls his date of hire. During such twelve (12) month periods, a Year of Service will be granted if the Participant completes at least one thousand (1,000) Hours of Service. An Hour of Service is each hour for the Participant is paid by virtue of his employment with the Employer, including hours paid but not worked (other than hours for which payment is made or due under any plan maintained solely for the purpose of complying with applicable worker's compensation, unemployment compensation or disability insurance laws), and including hours completed prior to the date he actually becomes a Participant hereunder.

         (p) Trust: The irrevocable trust agreement executed by the Employer in connection with this Plan which shall hold the amounts contributed to this Plan, and which shall provide that its assets shall be subject to the claims of the Employer's creditors.

1.3       Construction

         The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender, and the singular may indicate the plural, unless the context clearly indicates the contrary. The words "hereof," "herein," "hereunder" and other similar compounds of the word "here" shall, unless otherwise specifically stated, mean and refer to the entire Plan, not to any particular provision or Section. Article and Section headings are included for convenience of reference and are not intended to add to, or subtract form, the terms of the Plan.

                                    ARTICLE 2
                                   ELIGIBILITY

2.1       Eligibility Requirements

         An Eligible Employee shall become a Participant hereunder as of the first January 1 which is coincident with or next follows his commencement of employment. Provided, however, each person who is an Eligible Employee as of December 1, 1995, shall become a Participant as of such date, regardless of his employment date.

                                    ARTICLE 3
                            CONTRIBUTIONS TO THE PLAN

3.1       Participant Contributions

         Each Participant shall make a written election to reduce his Compensation otherwise to be paid to him in cash, which election must be made prior to the first day of the Plan Year to which the election relates (or, with respect to the Plan Year ending on December 31, 1995, prior to the date of rendering services for which such Compensation is being paid, as long as the election is made by December 30, 1995). The Employer shall contribute to the Trust the amounts reduced from the Participants' Compensation ("Salary Reduction Contributions"), less an amount withheld for purposes of satisfying Code Section 3121, as soon as administratively feasible after the amounts would otherwise have been paid to the Participants; provided, however, that the Participants shall have no preferred claim in or any beneficial ownership in any assets of the Trust. Participants may elect to reduce their Compensation in whole percentages up to 15% of Compensation for the Plan Year; provided, however, that the Employer may reduce the maximum percentage of Compensation that can be deferred for future Plan Years by an announcement in writing to all applicable Participants prior to the first day of the Plan Year for which the reduced limit is effective. Any election made under the terms of this Section 3.1 shall be irrevocable for the Plan Year for which it is made. All elections shall remain in effect for all future Plan Years in which the Participant remains an Eligible Employee; however, the election may be amended or revoked as of the first day of any subsequent Plan Year if such amendment or revocation is executed prior to the first day of the Plan Year.

3.2       Employer Mandatory Matching Contribution

         The Employer shall make an Employer Mandatory Matching Contribution each Plan Year equal to (a) less (b), where:

         (a) is fifty percent (50%) of the Participant's Salary Reduction Contributions made under this Plan and the Acxiom Corporation Retirement Savings Plan, combined, which Employer Mandatory Matching contribution is limited to an amount equal to no more than three percent (3%) of the Participant's Compensation, and

         (b) is the amount allocated for such period as an Employer Matching Contribution under the Acxiom Corporation Retirement Savings Plan.

3.3       Employer Discretionary Matching Contribution

         The Employer may make an additional matching contribution each Plan Year, to be known as an Employer Discretionary Matching Contribution, equal to
(a) less (b) and (c), where:

         (a) is fifty percent (50%) of the Participant's Salary Reduction Contributions made under this Plan and the Acxiom Corporation Retirement Savings Plan, combined, which Employer Discretionary Matching Contribution is limited to an amount equal to no more than six percent (6%) of the Participant's Compensation, and

         (b) is the amount allocated for such period as an Employer Matching Contribution under the Acxiom Corporation Retirement Savings Plan, and

         (c) is the amount allocated for such period as an Employer Mandatory Matching Contribution under this Plan.

         The determination as to whether an Employer Discretionary Matching Contribution shall be made is in the sole discretion of the Board of Directors of the Employer, determined on an annual basis.

3.4       Employer Non-Matching Contributions

         The Employer may make an Employer Non-Matching Contribution each Plan Year equal to a percentage of each Participant's Compensation as determined by the Board of Directors of the Employer each Plan Year.

         The determination as to whether an Employer Non-Matching Contribution shall be made is in the sole discretion of the Board of Directors of the Employer, determined on an annual basis.

3.5       Establishing of Account

         Each Participant herein shall have maintained in his name an Account, to which shall be credited his Salary Reduction Contributions, as well as his allocable share of Employer contributions made under the terms of this Article. A Participant's Account shall reflect his share of such contributions, including his allocable share of any gains and losses pursuant to Section 5.4 hereof.

                                    ARTICLE 4
                            ALLOCATION AND INVESTMENT

4.1       Allocation

         Contributions made pursuant to Section 3.1 hereof shall be allocated to the Account of the Participant from whose Compensation such amounts were reduced.

         Any contribution made pursuant to Sections 3.2, 3.3 and 3.4 hereof shall be allocated to each Participant who is an Eligible Employee as of the last day of the Plan Year for which such contribution was made, except that a Participant need not be an Eligible Employee on the last day in order to receive such an allocation if that Participant terminated employment during the Plan Year as a result of his death, Disability, attainment of Normal Retirement Age, or such other cause as shall be deemed as acceptable by the Board of Directors of the Employer.

4.2       Establishment of Trust

         The Employer shall establish the Trust with regard to the Accounts hereunder, designed to be an irrevocable grantor trust under Code Section 671.

4.3       Allocation of Investment Earnings

         Assets contributed to the Trust shall be invested in the sole discretion of the trustee of the Trust and Participants shall have no right to direct the investment of assets in the Trust or in the Account.

         However, Accounts shall be credited with earnings (the "Deemed Earnings") equal to the amount that would have been earned had the Accounts been invested in the investments as selected by the Participants from a menu of investment options reasonably equivalent to the investments available under the Acxiom Corporation Retirement Savings Plan. The Participants shall notify the Company via such telephonic or other form of notification as shall be determined by the Company as to how the Participants would invest the Accounts if Participants could direct the investments. If no such deemed investments are selected by the Participants, the Deemed Earnings shall be determined as if the Accounts were invested in the default investment vehicle under the Acxiom Corporation Retirement Savings Plan.

                                    ARTICLE 5
                       DETERMINATION OF PAYMENT OF ACCOUNT

5.1       Vesting of Account

         A Participant's right to receive payment from the Employer in an amount equal to his Account derived from contributions made under Section 3.1 hereof, plus the Deemed Earnings thereon, shall be one hundred percent (100%) vested and non-forfeitable at all times.

         As to all other Participants, and as to the amount of such a Participant's Account other than that derived from contributions made pursuant to Section 3.1 hereof, the Participant's right to receive payment from the Employer equal to his Account shall become one hundred percent (100%) vested and non-forfeitable in accordance with the following:

         (a) Upon the termination of employment of a Participant at or after his Normal Retirement Date.

         (b) Upon a determination of Disability in accordance with Section 1.2(e) hereof.

         (c)     Upon the death of a Participant.

         Prior to the occurrence of any of the foregoing, such Participant shall become vested in his Account in according with the following schedule:

                 Years of Service
                 With the Employer                 Vested Percentage

                        1                                  0%
                        2                                  20%
                        3                                  40%
                        4                                  60%
                        5                                  80%
                        6                                  100%

5.2   Determination of Account

         As of the date of a Participant's termination of employment with the Employer (including termination due to any of the events specified under Section
5.1 hereof), his vested Account Balance shall be determined in accordance with the provisions of Section 5.1 above. Thereafter, as of the last day of the Plan Year coincident with or next following his termination of employment, the non-vested portion of his Account shall be forfeited. Such forfeited amount shall be reallocated among all Participants eligible to receive Employer contributions as of such date under Section 4.1 hereof, in the proportion that such Participant's Compensation for the Plan Year bears to the Compensation for the Plan Year of all Participants eligible for such contribution.

5.3       Timing of Payment

         A Participant, or in the case of a benefit due to the death of a Participant, his Beneficiary, shall be entitled to payment of his vested Account Balance immediately following the termination of his employment status with the Employer.

         Payment shall be made as soon as administratively feasible following such event, based on the Participant's Account Balance of the last day of the calendar quarter next preceding the date of distribution. However, if the Employer determines that such payment would not be in the best interest of remaining participants due to fluctuations in the value of the Trust, no distribution shall be made until a subsequent value of the Trust is determined, as of the last day of the calendar quarter in which the event requiring distribution occurs.

         Payment may be made earlier if the Employer in its discretion determines that the Participant has a severe financial hardship caused by an unforeseeable emergency beyond the Participant's control. The payment is limited to the amount needed to meet the unforeseeable emergency. Unforeseeable emergency shall mean severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of a dependent (an individual over half of whose support for the calendar year in which the taxable year of the Participant begins was received, or is treated as received, from the Participant under Code Section 152), loss of the Participant's property due to casualty, or other similar circumstances arising as a result of events beyond the control of the Participant.

5.4       Form of Payment

         A Participant or Beneficiary entitled to payment shall receive, based upon his irrevocable written election prior to actual commencement of payment, either a single lump sum payment in cash, equal annual installment payments over a period of years elected by the Participant, or an equivalent annuity. If an annuity is elected, it shall be purchased from a commercial insurer, based upon the single lump sum Account Balance that would otherwise be paid, net of all costs of acquiring the annuity, in a form as available from such insurer, and based on the applicable market rates at that time.

         This election, however, shall be made upon the Participant's initial entry into the Plan and shall be made in writing. If a Participant does not make any such election by the end of the first Plan year in which he participates, he shall be deemed to have elected to receive his Account Balance, when it becomes due, in the form of a single lump sum payment. Via written election not to become effective until the end of the Plan Year following the Plan Year in which the election is made, the Participant may change his election of the form of payment if the Participant has not terminated his employment and if the payments under the Plan are not due and ascertainable in amount as of the date of the election.

                                    ARTICLE 6
                                  MISCELLANEOUS

6.1       Administration of the Plan

         The Plan shall be administered by the Employer. The books and records of the Plan shall be maintained by the Employer at its expense, and no member of the Board of Directors of the Employer, or any employee of the Employer acting on its behalf, shall be liable to any person for any action taken or omitted in connection with the administration of the Plan, unless attributable to his own fraud or willful misconduct. The Employer in its capacity as administrator shall have full discretion to determine eligibility for and amount and method of payment of benefits and to construe any ambiguous or unclear provisions to the Plan and all such decisions of the Employer shall be enforced unless the decision is arbitrary or capricious.

6.2       Amendment of the Plan

         The Plan may be amended, in whole or in part, from time-to-time, by the Board of Directors of the Employer, without the consent of any other party.

6.3       Termination of the Plan

         The Plan may be terminated, at any time, by action of the Board of Directors, without the consent of any other party. The termination of this Plan shall not result in the granting of any additional rights to any Participant, such as, to the extent not funded, full vesting of his Account, except as already provided under the terms of Section 5.1 hereof.

6.4       Notices to Participants

         From time-to-time, the Employer shall provide a Participant with an accounting of the value of his Account no less than the frequency provided under the Acxiom Corporation Retirement Savings Plan. Further, a Participant will be provided written notice of any amendment of the Plan that affects his rights herein, and of the termination of the Plan.

6.5      Non-Alienation

         To the extent permitted by law, the right of any Participant or Beneficiary in any Account Balance hereunder shall not be subject in any manner to attachment or other legal process for the debts of such Participant or Beneficiary, and any such Account balance shall not be subject to anticipation, alienation, sale, transfer, assignment or encumbrance.

6.6      Arbitration

         Any dispute or controversy arising under or in connection with this Plan shall be settled exclusively by arbitration in Faulkner County, Arkansas, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Each party shall bear his or its own costs of arbitration, but if Employee is the prevailing party in such arbitration, he shall be entitled to recover from Acxiom Corporation as party of any award entered his reasonable expenses for attorneys' fees and disbursements.

6.7      Law Governing

         This Plan shall be governed by and construed in accordance with the laws of the State of Arkansas without giving effect to any principle of conflict-of-laws that would require the application of the law of any other jurisdiction.

6.8      Validity

         The invalidity or unenforceability of any provision or provisions of this Plan shall not affect the validity or enforceability of any other provision of this Plan, which shall remain in full force and effect.

6.9      Status of Participants

         Participants have the status of general unsecured creditors of the Employer with respect to their rights under this Plan. This Plan constitutes a mere unsecured promise by the Employer to pay benefits in the future. It is the intention of the parties that the Plan be unfunded for tax purposes and for Title I of ERISA.

6.10     Effect on Successors in Interest

         This Plan shall inure to the benefit of and be binding upon the heirs, administrators, executors and successors of each of the parties thereto.

IN WITNESS WHEREOF, and as conclusive evidence of the adoption of the foregoing instrument comprising the Acxiom Corporation Non-Qualified Deferred Compensation Plan, Acxiom Corporation, as the Employer, has caused its seal to be affixed hereto and these presents to be duly executed in its name and behalf by its proper officers thereunto authorized this 1st day of December, 1995.

ATTEST:                                       ACXIOM CORPORATION


/s/ Catherine L. Hughes                       /s/ Rodger S. Kline
- -------------------------                     ---------------------------
Secretary                                     Name:    Rodger S. Kline
                                              Title:   Chief Operating Officer

EXHIBIT 13

(This page and the following four (4) pages correspond to pages 21-25 of the Company's Annual Report.)

Selected Financial Data

Years Ended March 31,      1996       1995       1994       1993       1992

Earnings Statement Data:
  Revenue               $ 269,902    202,448    151,669    115,827    90,905
  Net Earnings             18,223     12,405      8,397      6,230     2,143
  Earnings per share          .70        .54        .38        .30       .11
  Average shares
    outstanding            26,039     22,943     21,840     20,768    19,056
                          =======    =======    =======    =======    ======

March 31,                  1996       1995       1994       1993       1992

Balance Sheet Data:
  Current assets        $  54,014     43,517     35,857     36,027    29,902
  Current liabilities      31,159     24,964     12,895     14,938    12,474
  Total assets            194,049    148,170    123,378    112,841    87,380
  Long-term debt,
    excluding current
    installments           26,885     18,219     34,992     33,237    22,994
  Redeemable common
    stock                       -          -      7,692      7,222         -
  Stockholders' equity    122,741     97,177     61,896     52,171    47,424
                          =======    =======    =======    =======    ======

(In thousands, except per share data. Per share data are restated to two-for-one stock splits in both fiscal 1995 and 1993.)

      The following table is submitted in lieu of the required graphs:

      YEAR                 1992       1993       1994       1995       1996

Revenue (Dollars in
  Millions)                90.9       115.8      151.7     202.4       269.9
Earnings Per Share
  (In Dollars)              .11         .30        .38       .54         .70
Stock Price (In
  Dollars (At March 31))   3.94        8.75      10.38     16.75       23.88
Pretax Margin (In
  Percent)                  3.6         8.8        8.9       9.9        10.9
Return on Equity
  (In Percent)              4.7        12.4       13.2      15.3        16.5
Cash Flow from
  Operations (Dollars
  in Millions)             13.8        14.0       24.6      36.9        39.3

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations
In fiscal 1996, the Company recorded the highest annual revenues, earnings, and earnings per share in its history.

   The following table shows the Company's revenue distribution by customer industry for each of the years in the three-year period ended March 31, 1996:

                                    1996              1995              1994

Financial Services                   27%               24%               20%
Direct Marketing                     26                22                25
Insurance                            25                30                16
Information & Communication
  Services                           15                16                16
Media/Publishing                      7                 8                10
Other                                 -                 -                13
                                    ---               ---                ---
                                    100%              100%               100%

Consolidated revenues were a record $269.9 million in 1996, up 33% from 1995 after also increasing 33% from 1994 to 1995. Financial services grew 51%, including $20.8 million resulting from the acquisition of DataQuick Information Systems and an 8% growth in credit card processing revenues. Direct marketing revenues grew 61%, reflecting a $16 million increase in revenues from the Trans Union Marketing Services contract and a 26% growth in other direct marketing revenues. Insurance revenue increased 13%, including growth in revenue from the Allstate Insurance Company data management agreement of 4% to $55.8 million. Information and communication services revenues were up 34% reflecting revenues from the outsourcing contract with The Polk Company of $6.5 million, 6% growth in the Trans Union data center management agreement to $23.6 million and 30% growth in the remaining industry group. Media/publishing revenues did not change substantially from 1995.
         In fiscal 1995, consolidated revenues grew $50.8 million from 1994, including $36.4 million in the insurance industry largely due to the ramp-up of the Allstate agreement. Financial services grew $18.3 million reflecting strong activity in credit card marketing. Other industries' revenues increased $15.7 million, partially offset by decreases of $20.1 million as a result of the sale of two of the Company's subsidiaries, Acxiom Mailing Services and BSA.
         The following table presents operating expenses for each of the years in the three-year period ended March 31, 1996 (in millions):

                                                            1995 to   1994 to
                              1996       1995      1994       1996      1995

Salaries & benefits          $98.1      $67.3     $65.9       +46%       +2%
Computer, communications
  and other equipment         40.9       28.3      27.3       +45        +4
Data costs                    63.4       60.0      17.4        +6      +245
Other operating costs
  and expenses                35.8       23.8      25.8       +50        -8
                             -----      -----     -----       ---      ----
                            $238.2     $179.4    $136.4       +33%      +32%
                             =====      =====     =====       ===      ====

Salaries and benefits increased from 1995 to 1996 by 46%, due primarily to the acquisitions in 1996 of DataQuick and Generator Datamarketing Limited, combined with the effects of the Polk and Trans Union Marketing Services contracts. After adjusting for the acquisitions and new contracts, the growth was 15%. By further adjusting for the impact of the InfoBase/Acxiom Data Group, which was acquired in 1995, the growth in salaries and benefits was only 9%, reflecting increased headcount to support the growth of the business. Effective October 1, 1994 (fiscal 1995) the Company purchased the remaining 50% partnership interest in InfoBase not previously owned, and began consolidating InfoBase results with the Company's results. The 2% increase in 1995 resulted from increased headcount associated with the core U.S. operation largely offset by decreases resulting from the sales of the subsidiaries noted above.
         In 1996, computer, communications and other equipment costs increased 45%, but after adjusting for the acquisitions and new contracts noted above these costs actually declined by 4%. The 4% increase in 1995 was primarily due to increases in the core operations, again partially offset by the decrease in these costs for the subsidiaries divested.

         Data costs in 1996 grew 6%, reflecting Allstate revenue growth of 4% together with increased InfoBase revenues. In 1995, data costs increased $42.6 million as a result of the ramp-up in Allstate revenue combined with the data costs associated with InfoBase revenues.
         Other operating costs and expenses increased 50% in 1996; however, after adjusting for the new contracts, acquisitions, and a full year of InfoBase results, the increase is reduced to 15%. This increase primarily reflects larger advertising expenditures and higher facilities costs associated with newly constructed buildings at the Company's headquarters location. In 1995, other operating costs and expenses decreased 8% due primarily to the effect of a decrease in costs of hardware sales associated with BSA, which was sold in 1995.
         Income from operations was a record $31.7 million, an increase of 37% from 1995. Income from operations in 1995 increased 51% from 1994. The operating margin also increased in 1996 to 11.7% from 11.4% in 1995 and 10.1% in 1994.
         Interest expense decreased by $525,000 in 1996 due to lower interest rates and the capitalization of $400,000 in interest costs incurred in the construction of Company facilities. Interest expense in 1995 also decreased from 1994, due generally to lower levels of debt.
         Other expense in 1995 increased due to the equity in operations of the InfoBase partnership, which was a loss of $259,000 in the first half of 1995 compared to income of $811,000 in 1994. Other expense in 1995 also included a $500,000 charge for the estimated cost of the disposal of certain assets of the U.S. operations of BSA. Other expense in 1996 no longer includes the equity in operations of InfoBase, since the Company has purchased and begun consolidating the operations of InfoBase.
         The Company's effective tax rate was 38%, 38% and 37% for 1996, 1995, and 1994, respectively. In each year, the effective rate exceeded the U.S. statutory rate primarily because of state income taxes, partially offset by research and experimentation tax credits. The Company expects the effective tax rate to remain in the 37-39% range next year.
         Software and research and development spending was $10.4 million i 1996 compared to $8.1 million in 1995 and $7.7 million in 1994.
         Net earnings was a record $18.2 million in 1996, up 47% from 1995 after also increasing 48% from 1994 to 1995. Earnings per share of $.70 was also a record in 1996, up 30% from 1995 after also increasing 42% from 1994 to 1995.

Capital Resources and Liquidity
Working capital at March 31, 1996 totaled $22.9 million compared to $18.6 million a year earlier. At March 31, 1996 the Company had available credit lines of $31 million of which $12 million was outstanding. Subsequent to year end, the Company issued a three-year convertible note in the amount of $25 million in connection with the acquisition of Direct Media/DMI, Inc. See footnote 15 of the notes to the consolidated financial statements for additional discussion of the DMI transaction. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 18% at March 31, 1996 compared to 16% at March 31, 1995. Total stockholders' equity increased 26% to $122.7 million at March 31, 1996.
         Cash provided by operating activities was a record $39.3 million for 1996 compared to $36.9 million in 1995 and $24.6 million in 1994. In 1996, $46.9 million was used by investing activities and $7.9 million was provided through financing activities. Investing activities in 1996 included $5.9 million paid in the acquisition of Generator Datamarketing Limited and capital expenditures of $39 million, compared to $24.4 million in 1995 and $27.3 million in 1994.
Capital  expenditures  of  $5.8  million,   $9.0  million,  and  $15.9  million,
respectively, relate to assets acquired under the data center management agreement with Trans Union Corporation. In 1996, the Company also completed an expansion of its Conway data center and a new 100,000 square-foot customer service building on its main campus in Conway, Arkansas. The two projects cost approximately $12 million, and were funded through current operations and existing credit lines.
         The remainder of the capital expenditures in 1996 primarily relate to data processing equipment and software to support the Company's network computing strategy. The Company continues to develop innovative and proprietary software and services using leading-edge technology. The Company has re-engineered a number of key proprietary processes to run in the client server world of network computing utilizing new low-cost parallel processors such as the AT&T NCR 3550 and the DEC alpha. A large part of the Company's research and development spending in recent years has gone into this new world of network computing. The Company is accelerating this move to new technology while continuing to grow the largest mainframe data center in the industry with over four acres of raised floor data center space now housing over 20 IBM and Amdahl mainframes representing over 1600 "MIPS" (Millions of Instructions Per Second) of processing power in the Arkansas headquarters location. The Company has over 2300 MIPS of mainframe processing power in the whole enterprise including the U.K. and the Chicago data centers.
         Financing activities in 1996 include debt increases, net of debt payments, of $7.1 million. Financing activities in 1996 also include the effects of cash dividends and common stock transactions made by DataQuick prior to its acquisition on August 25, 1995.
         While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated from future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.
         As discussed in footnote 13 to the consolidated financial statements, the Company is involved in an arbitration claim which, if resolved against the Company, could result in payment of an amount which could be material to the financial statements. However, management believes the ultimate outcome of this case will result in a settlement, if any, which will not be material to the financial statements.

Seasonality and Inflation
Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale and other operational efficiencies. The Company has established a pricing policy for long-term contracts which provides for the effects of expected increases resulting from inflation.
         The Company's operations have not proved to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters. In order to minimize the impact of these fluctuations, the Company continues to move toward long-term strategic partnerships with more predictable revenues. Revenues under long-term contract (defined as three years or longer) were 52%, 43%, and 38% of consolidated revenues for 1996, 1995 and 1994, respectively.

Acquisitions and Partnerships
The Company completed two acquisitions during the year ended March 31, 1996. The acquisition of Generator Datamarketing Limited in the U.K. was accounted for as a purchase and the acquisition of DataQuick Information Systems was accounted for as a pooling of interests. See footnote 15 to the consolidated financial statements for a more detailed discussion of these transactions. Subsequent to year end, the Company completed two additional acquisitions, which became effective as of April 1, 1996. The acquisition of Pro CD, Inc. will be accounted for as a pooling of interests and Direct Media/DMI, Inc. will be accounted for as a purchase. See footnote 15 to the consolidated financial statements for more information regarding these acquisitions. Together, these four acquisitions are expected to contribute approximately $100 million in revenue in fiscal 1997.
         In October 1995, the Company announced a letter of intent to form a business alliance with the Polk Company. The Company has assumed management of Polk's data center in Taylor, Michigan and has completed a definitive ten-year agreement effective November 1, 1995. A phased program will transfer Polk's data center operations to the Company's headquarters in Conway. Management estimates the agreement will contribute $15-16 million in initial annual revenue. The Company and Polk are also exploring joint ventures in marketing, product development, data acquisition, and international sales. The exact nature of the partnership in these areas will be determined by future discussions.

Other Information
In 1996, 1995, and 1994, the Company had two customers who accounted for more than 10% of revenue. Allstate accounted for 20.7%, 26.4% and 12.6% in 1996, 1995, and 1994, respectively, and Trans Union accounted for 15.5%, 12.6% and 13.6% in 1996, 1995, and 1994, respectively. The Trans Union data center management agreement and marketing services agreement are for terms expiring in 2002 and the Allstate agreement's five-year term will expire in fiscal 1998. The Company does not have any reason to believe that either of these customers will not continue to do business with the Company.
         Acxiom U.K., the Company's United Kingdom business unit, provides services to the United Kingdom market which are similar to the traditional direct marketing industry services the Company provides in the United States. In addition, Acxiom U.K. also provides promotional materials handling and fulfillment services to U.K. customers. The recent Generator acquisition as well as certain operations of Direct Media will also be managed through Acxiom U.K. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions which cause exchange rate impact. The U.K. operation generally funds its own operations and capital expenditures, although the Company occasionally advances funds from the U.S. to the U.K. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the financial statements into U.S. dollars are accumulated in a separate component of stockholders' equity. There are no restrictions on transfers of funds from the U.K.
         As noted in footnote 12 to the consolidated financial statements, the Company's United Kingdom operations have sustained losses of $399,000, $856,000 and $1,008,000 in 1996, 1995 and 1994, respectively. The losses in both 1995 and 1994 resulted from the BSA UK operation which sold catalog fulfillment software. This operation was sold in 1995. The loss in 1996 resulted from the operation of Generator Datamarketing Limited, which was acquired in 1996. Management expects the combined operations in the U.K. to be profitable in fiscal 1997.
         The Financial Accounting Standards Board has issued statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and No. 123, "Accounting for Stock-Based Compensation." Statement No. 121 will be adopted by the Company in fiscal 1997. As permitted by Statement No. 123, the Company plans to adopt only the disclosure requirements of the statement beginning in fiscal 1997, while continuing to account for employee stock options under existing accounting rules. Management does not expect any material impact to the Company's financial statements from the implementation of these new accounting standards.
         The Company has adopted a comprehensive privacy policy which includes recognition of consumers' rights to control the dissemination of information about themselves, the Company's commitment to strict data security to avoid unauthorized disclosures and support for programs which consumers can use to opt out of unrequested solicitations. The Company is taking the lead in exploring industry self-regulation that might preempt, or be used as a model for, any national policy mandated by Congress.

Outlook
With the recent acquisitions just completed, management expects revenue to grow more than 40% to the $385 - 390 million range, and earnings per share is expected to grow more than 30%, including the 11% dilution from the new shares issued in conjunction with the latest two acquisitions. The business continues to show promise for growth both domestically and in the U.K.
         The information contained in this outlook section is a forward-looking statement that involves a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the services the Company provides, and other risk factors listed from time to time in the Company's reports to the Securities and Exchange Commission.

(This page and the following sixteen (16) pages correspond to pages 26-42 Consolidated Balance Sheets

March 31, 1996 and 1995

Assets                                         1996                  1995
- ------                                         ----                  ----

Current assets:
  Cash and cash equivalents                $  3,469,000             3,149,000
  Trade accounts receivable, net             44,474,000            37,764,000
  Refundable income taxes                     1,537,000                     -
  Other current assets (notes 7 and 14)       4,534,000             2,604,000
                                            -----------           -----------
    Total current assets                     54,014,000            43,517,000
Property and equipment, net of
  accumulated depreciation and
  amortization (notes 3, 4 and 5)            89,101,000            67,419,000
Software, net of accumulated
  amortization of $9,714,000 in 1996
  and $6,601,000 in 1995 (note 2)            10,524,000             9,693,000
Excess of cost over fair value of net
  assets acquired, net of accumulated
  amortization of $2,593,000 in
  1996 and $1,673,000 in 1995 (note 8)       13,982,000             9,638,000
Other assets (note 14)                       26,428,000            17,903,000
                                            -----------           -----------
                                          $ 194,049,000           148,170,000
                                            ===========           ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term notes payable                      646,000                     -
  Current installments of long-term debt
    (note 4)                                  3,866,000             3,564,000
  Trade accounts payable                     13,596,000             8,342,000
  Accrued expenses:
    Interest                                    435,000               522,000
    Payroll and payroll related               5,111,000             5,280,000
    Other                                     7,189,000             7,055,000
  Advances from customers                       316,000               162,000
  Income taxes                                        -                39,000
                                            -----------           -----------
    Total current liabilities                31,159,000            24,964,000
Long-term debt, excluding current
  installments (note 4)                      26,885,000            18,219,000
Deferred income taxes (note 7)               10,933,000             7,138,000
Deferred revenue                              2,331,000               672,000
Stockholders' equity (notes 6, 10 and 15):
  Preferred stock                                     -                     -
  Common stock                                2,435,000             2,308,000
  Additional paid-in capital                 54,514,000            46,493,000
  Retained earnings                          68,978,000            50,776,000
  Foreign currency translation adjustment      (863,000)                7,000
  Treasury stock, at cost                    (2,323,000)           (2,407,000)
                                            -----------           -----------
    Total stockholders' equity              122,741,000            97,177,000
Commitments and contingencies (notes
  4, 5, 8, 9, 10 and 13)                    -----------           -----------
                                          $ 194,049,000           148,170,000
                                            ===========           ===========

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Earnings

 Years ended March 31, 1996, 1995 and 1994

                                          1996          1995          1994
                                          ----          ----          ----

Revenue (notes 8, 10 and 11)         $ 269,902,000   202,448,000   151,669,000
Operating costs and expenses
  (notes 2, 8 and 9):
  Salaries and benefits                 98,075,000    67,287,000    65,924,000
  Computer, communications and other
    equipment                           40,972,000    28,330,000    27,284,000
  Data costs                            63,442,000    59,963,000    17,356,000
  Other operating costs and expenses    35,755,000    23,803,000    25,841,000
                                       -----------   -----------   -----------
    Total operating costs and expenses 238,244,000   179,383,000   136,405,000
                                       -----------   -----------   -----------
    Income from operations              31,658,000    23,065,000    15,264,000
                                      -----------   -----------   -----------
Other income (expense):
  Interest expense                      (1,863,000)   (2,388,000)   (2,770,000)
  Other, net (note 8)                     (399,000)     (602,000)      939,000
                                       -----------   -----------   -----------
                                        (2,262,000)   (2,990,000)   (1,831,000)
                                       -----------   -----------   -----------
Earnings before income taxes            29,396,000    20,075,000    13,433,000
Income taxes (note 7)                   11,173,000     7,670,000     5,036,000
                                       -----------   -----------   -----------
         Net earnings                 $ 18,223,000    12,405,000     8,397,000
                                       ===========   ===========   ===========
Earnings per share                         $   .70           .54           .38
                                               ===           ===           ===
Weighted average shares outstanding     26,039,000    22,943,000    21,840,000
                                       ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Years ended March 31, 1996, 1995 and 1994


                                          Common stock
                                    --------------------------
                                      Number                         Additional
                                        of                            paid-in
                                      shares          Amount          capital

Balances at March 31, 1993          20,571,640     $ 2,057,000       22,715,000
  Sale of common stock                 400,424          40,000        1,401,000
  Tax benefit of stock options
    exercised (note 7)                       -               -          483,000
  Purchase of treasury stock                 -               -                -
  Issuance of treasury stock
    for employee awards                      -               -            9,000
  Issuance of treasury stock
    to retirement savings plan               -               -           16,000
  Accretion on redeemable common
    stock (note 10)                          -               -                -
  Translation adjustment                     -               -                -
  Net earnings                               -               -                -
                                    ----------      ----------      ----------
Balances at March 31, 1994          20,972,064       2,097,000      24,624,000
  Sale of common stock (note 6)      1,144,227         115,000      12,833,000
  Tax benefit of stock options
    exercised (note 7)                       -               -         252,000
  Issuance of common stock
    warrants (note 10)                       -               -         536,000
  Issuance of treasury stock to
    retirement savings plan                  -               -         461,000
  Accretion on redeemable common
    stock (note 10)                          -               -               -
  Transfer of redeemable common
    stock to stockholders' equity
    (note 10)                          960,000          96,000       7,787,000
  Translation adjustment                     -               -               -
  Net earnings                               -               -               -
                                    ----------      ----------      ----------
Balances at March 31, 1995          23,076,291       2,308,000      46,493,000
  Dataquick merger (note 15)           984,839          98,000       5,212,000
  Retirement of DataQuick common
    stock prior to merger                    -               -      (1,010,000)
  Sale of DataQuick common stock
    prior to merger                          -               -         190,000
  Dataquick dividends prior to
    merger                                   -               -               -
  Sale of common stock                 281,397          28,000       2,091,000
  Tax benefit of stock options
    exercised (note 7)                       -               -         656,000
  Issuance of employee stock
    awards                               6,678           1,000         102,000
  Issuance of treasury stock
    to retirement savings plan
    and for directors' fees                  -               -         780,000
  Translation adjustment                     -               -               -
  Net earnings                               -               -               -
                                    ----------      ----------      ----------
Balances at March 31, 1996          24,349,205    $  2,435,000      54,514,000
                                    ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years ended March 31, 1995, 1994 and 1993
                                               Treasury Stock
                                  Foreign                              Total
                                 currency     Number               stockholders'
                     Retained   translation     of                    equity
                     earnings   adjustment    shares     Amount      (note 6)


Balances at March
  31, 1993          30,635,000   (668,000)  (708,448)  (2,568,000)   52,171,000
  Sale of common
    stock                    -          -          -            -     1,441,000
  Tax benefit of
    stock options
    exercised
    (note 7)                 -          -          -            -       483,000
  Purchase of
    treasury stock           -          -     (2,156)     (20,000)      (20,000)
  Issuance of
    treasury stock
    for employee
    awards                   -          -      1,700        6,000        15,000
  Issuance of
    treasury stock
    to retirement
    savings plan             -          -      3,372       13,000        29,000
  Accretion on
    redeemable
    common stock
    (note 10)         (470,000)         -          -            -      (470,000)
  Translation
    adjustment               -   (150,000)         -            -      (150,000)
  Net earnings       8,397,000          -          -            -     8,397,000
                    ----------   --------   --------   ----------    ----------
Balances at March
  31, 1994          38,562,000   (818,000)  (705,532)  (2,569,000)   61,896,000
  Sale of common
    stock (note 6)           -          -          -            -    12,948,000
  Tax benefit of
    stock options
    exercised
    (note 7)                 -          -          -            -       252,000
  Issuance of
    common stock
    warrants
    (note 10)                -          -          -            -       536,000
  Issuance of
    treasury stock
    to retirement
    savings plan             -          -     49,747      162,000       623,000
  Accretion on
    redeemable
    common stock
    (note 10)         (191,000)         -          -            -      (191,000)
  Transfer of
    redeemable
    common stock
    to stockholders'
    equity (note 10)         -          -          -            -     7,883,000
  Translation
    adjustment               -    825,000          -            -       825,000
  Net earnings      12,405,000          -          -            -    12,405,000
                    ----------   --------   --------    ---------   -----------
Balances at
  March 31, 1995    50,776,000      7,000   (655,785)  (2,407,000)   97,177,000
  Dataquick merger
    (note 15)          447,000          -          -            -     5,757,000
  Retirement of
    DataQuick
    common stock
    prior to merger          -          -          -            -    (1,010,000)
  Sale of DataQuick
    common stock
    prior to merger          -          -          -            -       190,000
  Dataquick
    dividends prior
    to merger         (468,000)         -          -            -      (468,000)
  Sale of common
    stock                    -          -          -            -     2,119,000
  Tax benefit of
    stock options
    exercised
    (note 7)                 -          -          -            -       656,000
  Issuance of
    employee stock
    awards                   -          -          -            -       103,000
  Issuance of
    treasury stock
    to retirement
    savings plan
    and for
    directors' fees          -          -     34,664       84,000       864,000
  Translation
    adjustment               -   (870,000)         -            -      (870,000)
  Net earnings      18,223,000          -          -            -    18,223,000
                    ----------   --------   --------    ---------   -----------
Balances at March
  31, 1996          68,978,000   (863,000)  (621,121)  (2,323,000)  122,741,000
                    ==========   ========   ========    =========   ===========

Consolidated Statements of Cash Flows

Years ended March 31, 1996, 1995 and 1994

                                             1996         1995         1994
                                             ----         ----         ----

Cash flows from operating activities:
  Net earnings                           $ 18,223,000   12,405,000    8,397,000
  Non-cash operating activities:
    Depreciation and amortization          21,602,000   19,566,000   19,397,000
    Loss on disposal of assets                 49,000      114,000       44,000
    Equity in operations of joint venture           -      259,000     (811,000)
    Deferred taxes                          3,434,000      319,000    1,492,000
    Other, net                                149,000    1,803,000      787,000
  Changes in operating assets and
    liabilities:
    Accounts receivable                    (4,092,000)  (8,271,000)  (5,661,000)
    Other assets                           (5,173,000)      60,000    2,282,000
    Accounts payable and other liabilities  5,115,000   10,692,000   (1,337,000)
                                           ----------   ----------   ----------
      Net cash provided by operating
        activities                         39,307,000   36,947,000   24,590,000
                                           ----------   ----------   ----------

Cash flows from investing activities:
  Disposition of assets                       402,000    5,717,000      118,000
  Cash received in merger                   1,624,000            -            -
  Development of software                  (3,944,000)  (1,084,000)  (1,718,000)
  Capital expenditures                    (39,021,000) (24,417,000) (27,325,000)
  Advances to joint venture                         -            -     (616,000)
  Net cash paid in acquisitions
    (notes 8 and 15)                       (5,914,000)  (7,290,000)           -
  Net cash included in disposition                  -            -   (1,471,000)
                                           ----------  -----------  -----------
    Net cash used by investing activities (46,853,000) (27,074,000) (31,012,000)
                                           ----------  -----------  -----------

Cash flows from financing activities:
  Proceeds from current and long-term
    debt                                   11,995,000            -    5,442,000
  Payments of current and long-term debt   (4,897,000) (20,147,000)  (1,446,000)
  Sale of common stock                      2,309,000   12,948,000    1,441,000
  Purchase of treasury stock                        -            -      (20,000)
  Dataquick pre-merger retirement of
    common stock                           (1,010,000)           -            -
  Dataquick pre-merger dividends             (468,000)           -            -
                                          -----------  -----------  -----------
    Net cash provided (used) by
      financing activities                  7,929,000   (7,199,000)   5,417,000
                                          -----------  -----------  -----------
Effect of exchange rate changes on cash       (63,000)           -        1,000
                                          -----------  -----------  -----------
Net increase (decrease) in cash and
  cash equivalents                            320,000    2,674,000   (1,004,000)
Cash and cash equivalents at beginning
  of year                                   3,149,000      475,000    1,479,000
                                          -----------  -----------  -----------
Cash and cash equivalents at end of year  $ 3,469,000    3,149,000      475,000
                                          ===========  ===========  ===========

Supplemental cash flow information:
  Non-cash investing and financing
    activities:
    Capital lease obligations incurred            $ -    $ 566,000    $ 500,000
    Non-cash proceeds from disposition
      (note 14)                                     -            -   12,672,000
    Warrants issued in asset acquisition
      (note 10)                                     -      536,000            -
  Cash paid during the year for:
    Interest                                2,214,000    2,475,000    2,845,000
    Income taxes                            8,660,000    6,137,000    3,128,000
                                          ===========    =========  ===========


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
March 31, 1996, 1995 and 1994

(1) Summary of Significant Accounting Policies
    (a) Nature of Operations
        The Company provides information management technology and other related services, primarily for marketing applications. Operating units of the Company provide list processing services, data warehouse services, data and information products, fulfillment services, computerized list, postal and database services, and outsourcing and facilities management services in both the United States (U.S.) and United Kingdom (U.K.).

    (b) Consolidation Policy
        The consolidated financial  statements  include  the  accounts of Acxiom
           Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to October 1, 1994 the Company carried its 50% interest in Infobase Services ("Infobase") on the equity method (see note 8).

    (c) Revenue Recognition
        Revenues  from the  production  of direct  marketing  lists  and  CD-ROM products are recognized when shipped. Revenues from data processing and outsourcing and facilities management services are recognized when the services are performed. Costs incurred in connection with the conversion phase of outsourcing and facilities management contracts are deferred and amortized over the life of the contract. Included in other assets are unamortized conversion costs in the amount of $10,620,000 and $4,725,000 at March 31, 1996 and 1995,
           respectively. Revenues from software licenses are recognized primarily when the software is installed or when the Company fulfills its obligations under the sales contract. The Company recognizes revenue from long-term contracts involving significant production, modification, or customization of software using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Revenues associated with the promotional fulfillment service are recognized based on usage of the service. Billed but unearned portions of revenues are reported as deferred revenues.

    (d) Accounts Receivable
        Financial   instruments  which   potentially   subject  the  Company  to
           concentrations of credit risk consist primarily of trade receivables. All of the Company's receivables are from a large number of customers located throughout the U.S. and the U.K. Accordingly, the Company's credit risk is affected by general economic conditions. Although the Company has several large individual customers, concentrations of credit risk are limited because of the diversity of the Company's customers.

        Trade  accounts  receivable are presented net of allowances for doubtful
           accounts  and  credits  of   $1,880,000  and  $2,143,000 in 1996  and
           1995, respectively.

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

    (f) Software and Research and Development Costs
        Capitalized   and   purchased   software   costs  are   amortized  on  a
           straight-line basis over the remaining estimated economic life of the product, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is
           greater.   Research
           and development costs incurred prior to establishing technological feasibility of software products are charged to operations as incurred.

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

    (h) Income Taxes
        The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company's foreign subsidiaries file separate income tax returns in the United Kingdom.

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

     (j) Earnings Per Share
         Earnings per share computations are based upon the weighted average number of shares outstanding as adjusted for the two-for-one stock split (see note 6). The weighted average number of shares outstanding includes redeemable common shares and the dilutive effect of stock options and warrants which are considered common stock equivalents (see note 10).

    (k) Statement of Cash Flows
        The Company  considers  highly  liquid,   short-term   investments  with
           original maturities of three months or less when acquired to be cash equivalents. Capital expenditures include payments for property and equipment and conversion costs.

    (l) Use of Estimates
        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    (2) Software and Research and Development Costs
        The Company recorded  amortization  expense related to internally developed and purchased computer software of $3,113,000, $2,246,000 and $1,232,000 in 1996, 1995 and 1994, respectively. Additionally, research and development costs of $6,440,000, $7,020,000, and $5,912,000 were charged to operations during 1996, 1995 and 1994, respectively.

    (3) Property and Equipment
        Property and equipment are summarized as follows:

                                                1996                1995
                                                ----                ----

     Land                                $    2,233,000           1,214,000
     Buildings and improvements              50,778,000          37,819,000
     Office furniture and equipment          11,097,000           8,288,000
     Data processing equipment               89,116,000          76,000,000
                                           ------------        ------------
                                            153,224,000         123,321,000
     Less accumulated depreciation
       and amortization                      64,123,000          55,902,000
                                           ------------        ------------
                                         $   89,101,000          67,419,000
                                           ============        ============


   (4) Long-Term Debt
       Long-term debt consists of the following:

                                                     1996            1995
                                                     ----            ----

      9.75% Senior Notes, due May 1, 2000,
        payable in annual installments of
        $2,143,000 each May 1; interest is
        payable semiannually                  $   10,714,000      12,857,000

      Unsecured revolving credit agreement        11,995,000               -

      8.94% note payable due in monthly
        installments  of  principal  and
        interest of $50,000 with remaining
        balance due June 30, 1997;
        collateralized by real estate              4,264,000       4,475,000

      Other notes and capital lease obligation
        payable (notes 5 and 8)                    3,778,000       4,451,000
                                                 -----------     -----------

          Total long-term debt                    30,751,000      21,783,000

      Less current installments                    3,866,000       3,564,000
                                                 -----------     -----------
          Long-term debt, excluding current
            installments                       $  26,885,000      18,219,000
                                                  ==========      ==========

     The unsecured credit agreement provides for revolving loans in amounts of up to $30,000,000. The terms of the credit agreement provide for interest at the prime rate (or, at the Company's option, at other alternative market rates). At March 31, 1996, the effective rate was 7.25%. The agreement requires a commitment fee equal to 3/16 of 1% on the average unused portion of the loan. The credit agreement expires on August 31, 1998. The Company also has another unsecured line of credit amounting to $1,000,000, of which none was outstanding at March 31, 1996. The other unsecured line expires in June 1996 and bears interest at prime minus 1/2 of 1%.

     Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels and working capital, debt to equity and debt service coverage ratios. At March 31, 1996, the Company was in compliance with all such requirements. As a result of the acquisitions in April 1996 (see note 15), the Company was in violation of certain financial covenants subsequent to March 31, 1996. The Company has received waivers with respect to such covenants. Subsequent to March 31, 1996, the credit agreement was amended to provide for revolving loans and letters of credit in amounts up to $55,000,000 and to extend the expiration date of the agreement to July 30, 1999. Letters of credit in the amount of $25,000,000 were issued in connection with the acquisition of DMI (see note 15). The aggregate maturities of long-term debt for the five years ending March 31, 2001 are as follows: 1997, $3,866,000; 1998, $7,734,000; 1999, $2,816,000; 2000, $14,190,000; and
        2001, $2,145,000.

 (5) Leases
     The Company leases  data  processing   equipment,   office   furniture  and
        equipment, land and office space under noncancellable operating leases and capital leases. Total property and accumulated amortization held under capital leases amount to $2,062,000 and $721,000, respectively, at March 31, 1996. Amortization of property held under capital leases is included in depreciation expense. Future minimum lease payments under noncancellable operating leases and capital leases as of March 31, 1996 are as follows:


                                                Capital            Operating
                                                leases              leases

     Year ending March 31:
          1997                             $    342,000            2,437,000
          1998                                  321,000            1,726,000
          1999                                  305,000            1,280,000
          2000                                   53,000            1,081,000
          2001                                        -              540,000
          Thereafter (through 2039)                   -            4,451,000
                                              ---------            =========
     Total capital lease payments             1,021,000
     Less amount representing interest         (112,000)
                                              ---------
     Present value of minimum capital
       lease payments (note 4)                  909,000
                                              ---------
     Less current installments of
       obligations under capital leases        (283,000)
                                              ---------
     Obligations under capital leases,
       excluding current installments      $    626,000
                                              =========


Total rental expense each year on operating leases was as follows:

                                  1996               1995               1994
                                  ----               ----               ----

     Gross rentals (note 8)  $  3,793,000          2,169,000          2,116,000
     Sublease rentals              44,000             76,000            154,000
                               ----------         ----------         ----------
                             $  3,749,000          2,093,000          1,962,000
                               ==========         ==========         ==========

(6) Stockholders' Equity
    On October 26, 1994 the Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, which was distributed on January 10, 1995 to shareholders of record on December 27, 1994. All share and per share data in the financial statements have been restated to give effect to the stock split. Additionally, during the year ended March 31, 1995, the Company sold 1,000,000 shares of newly-issued common stock to Trans Union Corporation for approximately $12,000,000.

     The Company has 60,000,000 authorized shares of $.10 par value common stock and 1,000,000 shares of authorized but unissued $1.00 par value preferred stock. The Board of Directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends and the shares could be issued in multiple series with different rights and preferences. The Company currently has no plans for the issuance of any shares of preferred stock.

     The Company has for its U.S.  employees  a Key  Employee  Stock Option Plan
        ("Plan") for which 7,600,000 shares of the Company's common stock have been reserved. The Company has for its U.K. employees a U.K. Share Option Scheme ("Scheme") for which 800,000 shares of the Company's common stock have been reserved. These plans generally provide that the option price will be at least the fair market value at the time of the grant, except that the option price of nonqualified options granted under the Plan is determined by the Board of Directors. Any options granted under the plans must be exercised within 10 years after the date of the option. At March 31, 1996, 1,652,845 shares and 399,004 shares are available for future grants under the Plan and the Scheme, respectively.

   Activity in stock options was as follows:

                                         Number        Options        Number of
                                           of           price           shares
                                         shares       per share      exercisable

      Outstanding at March 31, 1993    2,530,974   $ 2.00 - 12.50       640,176
        Granted                          171,678    11.75 - 23.50
        Exercised                       (348,816)    2.00 -  5.13
        Terminated                       (53,608)    2.00 - 12.50
                                       ---------
      Outstanding at March 31, 1994    2,300,228     2.75 - 23.50       514,422
        Granted                          394,432    10.75 - 31.50
        Exercised                        (92,775)    2.83 - 12.50
        Terminated                      (137,537)    2.83 - 23.50
                                       ---------
      Outstanding at March 31, 1995    2,464,348     2.75 - 31.50       857,983
        Granted                          780,278    17.95 - 49.62
        DataQuick acquisition (note 15)  808,370     2.98 - 13.49
        Exercised                       (185,523)    2.83 - 19.86
        Terminated                        (3,000)            2.83
                                       ---------
      Outstanding at March 31, 1996    3,864,473     2.75 - 49.62     1,733,864
                                       =========    =============     =========

     The Company maintains an employee stock purchase plan which provides for the purchase of shares of common stock by its U.S. employees through payroll deductions which may not exceed 10% of employee compensation. The price of the stock purchased under the plan is 85% of the market price as of the date the stock is purchased for the employee by the Trustee of the plan. The Company maintains a similar plan for its U.K. employees. There were 95,235, 49,976 and 51,606 shares purchased under the plans during the years ended March 31, 1996, 1995 and 1994, respectively.

(7)  Income Taxes
     Total income tax expense was allocated as follows:

                                             1996        1995         1994
                                             ----        ----         ----

       Income from operations           $ 11,173,000   7,670,000   5,036,000
       Stockholders'  equity, for
         compensation expense for
         tax purposes in excess of
         amounts recognized for
         financial reporting purposes       (656,000)   (252,000)   (483,000)
                                          ----------   ---------   ---------
                                        $ 10,517,000   7,418,000   4,553,000
                                          ==========   =========   =========

     Income tax expense attributable to income from operations consists of:

                                            1996         1995         1994
                                            ----         ----         ----

         Current expense:
              Federal                  $  6,720,000    5,953,000    2,841,000
              Foreign                             -            -       72,000
              State                       1,019,000    1,398,000      631,000
                                          ---------    ---------    ---------
                                          7,739,000    7,351,000    3,544,000
                                          ---------    ---------    ---------

         Deferred expense (benefit):
              Federal                     2,706,000    1,027,000    1,778,000
              Foreign                       161,000     (408,000)    (411,000)
              State                         567,000     (300,000)     125,000
                                          ---------    ---------    ---------
                                          3,434,000      319,000    1,492,000
                                         ----------    ---------    ---------
                  Total tax expense    $ 11,173,000    7,670,000    5,036,000
                                         ==========    =========    =========


    The actual income tax expense attributable to income from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) as follows:

                                            1996           1995         1994
                                            ----           ----         ----

     Computed expected tax expense     $ 10,289,000      7,026,000    4,702,000
     Increase (reduction) in income
       taxes resulting from:
       State income taxes, net of
         Federal income tax benefit       1,031,000        714,000      491,000
       Research and experimentation
         credits                           (800,000)      (315,000)    (259,000)
       Other                                653,000        245,000      102,000
                                         ----------      ---------    ---------
                                       $ 11,173,000      7,670,000    5,036,000
                                         ==========      =========    =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1996 and 1995 are presented below.

                                                      1996             1995
                                                      ----             ----

      Deferred tax assets:
        Accrued expenses not deductible for
          tax purposes                            $ 1,692,000        1,209,000
        Investment in Infobase, principally due
          to differences in basis for tax and
          financial reporting purposes                330,000          112,000
        United Kingdom net operating loss
          carryforwards                             1,088,000          738,000
        Other                                         929,000          287,000
        Valuation allowance                          (328,000)               -
                                                    ---------        ---------
          Total deferred tax assets                 3,711,000        2,346,000
                                                    ---------        ---------
      Deferred tax liabilities:
        Property and equipment, principally due
          to differences in depreciation           (6,263,000)      (5,026,000)
        Capitalized software and other costs
          expensed as incurred for tax purposes    (6,431,000)      (2,703,000)
        Installment sale gains for tax purposes      (254,000)        (420,000)
                                                   ----------       ----------
          Total deferred tax liabilities          (12,948,000)      (8,149,000)
                                                   ----------       ----------
          Net deferred tax liability            $  (9,237,000)      (5,803,000)
                                                   ==========        =========

     The evaluation allowance relates to acquired deferred tax assets (primarily net operating loss carryforwards) in the U.K. Generator acquisition. The Company believes its substantial history of profitability and taxable income and its utilization of tax planning sufficiently supports the value of the remaining deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all other deferred tax assets are more likely than not to be recovered. Included in other current assets are current deferred tax assets of $1,696,000 and $1,335,000 at March 31, 1996 and 1995, respectively.

(8) Related Party Transactions
     The Company leases certain equipment from a business partially owned by an officer. Rent expense under these leases during the years ended March 31, 1996, 1995 and 1994 was approximately $371,000, $247,000, and
        $225,000, respectively. Under the terms of the lease in effect at March 31, 1996 the Company will make monthly lease payments of $68,000 through December, 2000. The Company has agreed to pay the difference, if any, between the sales price of the equipment and 70 percent of the lessor's related loan balance (approximately $5,500,000 at March 31, 1996) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial five year term and the lessor sells the equipment as a result thereof.

     Effective October 1, 1994, the Company purchased the remaining one-half interest in the Infobase partnership owned by ADVO, Inc. The purchase price consisted of $9,000,000 in cash and service discounts over the next four years. If the service discounts do not aggregate at least $2,560,000 over the four-year period, the shortfall will be paid in cash. The balance of the liability at March 31, 1996 and 1995, which is included in long-term debt, is $1,958,000 and $2,560,000, respectively.

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

                                       1995                      1994
                                       ----                      ----

            Revenue             $   205,178,000               164,488,000
                                    ===========               ===========

            Net earnings        $    11,865,000                 8,170,000
                                    ===========               ===========

            Earnings per share           $  .52                       .37
                                            ===                       ===

     The operations of InfoBase are included in the Company's consolidated results of operations beginning October 1, 1994. Prior to that date, the Company's 50% equity in the operations of the joint venture was included in other income (expense). Included in revenue is $1,562,000 and $2,236,000 from sales of services to Infobase in 1995 and 1994, respectively. Infobase also reimbursed the Company for processing, programming, and facility costs amounting to $2,585,000 and $5,042,000 in 1995 and 1994, respectively. Commissions paid to Infobase for list enhancement services totaled $4,395,000 and $6,518,000 in 1995 and 1994, respectively. Included in other income (expense) is the Company's 50% share of the earnings (loss) of the partnership amounting to $(259,000) and $811,000 in 1995 and 1994, respectively.

(9) Retirement Plans
    The Company has a retirement savings plan which covers substantially all domestic employees. The Company also offers a supplemental non-qualified deferred compensation plan for certain management employees. The Company matches 50% of the employee's salary deferred contributions under both plans up to 6% in total annually and may contribute amounts to the plans from the Company's earnings at the discretion of the Board of Directors. Company contributions amounted to approximately $835,000, $653,000, and $417,000 in 1996, 1995 and 1994, respectively.

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

     The warrant, which  expires on August 31,  2000,  entitles  Trans  Union to acquire up to 2,000,000 additional shares of newly issued common stock. The exercise price for the warrant stock is $5.625 per share in years one through five of the agreement, $6.125 in year six, $6.625 in year seven  and  $7.125  in year  eight.  The  first  500,000  shares  became exercisable as of closing. The remaining 1,500,000 shares became exercisable upon Trans Union's election to extend the agreement. The value ($536,000) of the additional shares which became exercisable under the warrant has been credited to additional paid-in capital. Trans Union is precluded from exercising the warrant to the extent that the shares acquired thereunder would cause its percentage ownership of the Company's common stock acquired pursuant to the agreement to exceed 10% of the Company's then issued and outstanding common stock. Based on shares outstanding at March 31, 1996, Trans Union would be entitled to purchase approximately 1,565,000 total shares under the warrant agreement.

     As Trans Union elected to continue the agreement, the Company was required to pay Trans Union an additional cash payment of $752,000 which, together with the value of the warrant for additional shares which became exercisable at that time, is being amortized over the remaining term of the contract.

(11) Major Customers
     In 1996,  1995 and 1994, the Company had two major  customers who accounted for more than 10% of rev-
        enue. Allstate Insurance Company accounted for revenue of $55,789,000 (20.7%), $53,416,000 (26.4%) and $19,145,000 (12.6%) in 1996, 1995 and
        1994, respectively, and Trans Union accounted for revenue of $41,952,000 (15.5%), $25,552,000 (12.6%) and $20,612,000 (13.6%) in 1996, 1995 and
        1994, respectively


 (12) Foreign Operations
     The following table shows financial information by geographic area for the years 1996, 1995 and 1994.

                                       United        United
                                       States        Kingdom      Consolidated

     1996:
       Revenue                    $  252,190,000    17,712,000     269,902,000
       Earnings (loss) before
         income taxes                 29,634,000      (238,000)     29,396,000
       Net earnings (loss)            18,622,000      (399,000)     18,223,000
       Total assets                  176,321,000    17,728,000     194,049,000
       Total tangible assets         169,971,000    10,096,000     180,067,000
       Total liabilities
         (including deferred
         credits)                     65,172,000     6,136,000      71,308,000
       Total equity                  111,149,000    11,592,000     122,741,000
                                     ===========    ==========     ===========

     1995:
       Revenue                       187,879,000    14,569,000     202,448,000
       Earnings (loss) before
         income taxes                 21,339,000    (1,264,000)     20,075,000
       Net earnings (loss)            13,261,000      (856,000)     12,405,000
       Total assets                  138,180,000     9,990,000     148,170,000
       Total tangible assets         131,367,000     7,165,000     138,532,000
       Total liabilities
         (including deferred
         credits)                     46,989,000     4,004,000      50,993,000
       Total equity                   91,191,000     5,986,000      97,177,000
                                     ===========    ==========     ===========

     1994:
       Revenue                       135,495,000    16,174,000     151,669,000
       Earnings (loss) before
         income taxes                 14,780,000    (1,347,000)     13,433,000
       Net earnings (loss)             9,405,000    (1,008,000)      8,397,000
       Total assets                  113,169,000    10,209,000     123,378,000
       Total tangible assets         113,169,000     7,493,000     120,662,000
       Total liabilities
         (including deferred
         credits and redeemable
         common stock)                57,883,000     3,599,000      61,482,000
       Total equity                   55,286,000     6,610,000      61,896,000
                                     ===========    ==========     ===========

 (13) Contingencies
     On July 25, 1995, a customer of the Company,  Highlights for Children, Inc.
        ("Highlights"), filed a demand for arbitration with the American Arbitration Association. The demand alleges, among other things, breaches of express warranties in connection with a software license agreement for the Company's GS/2000 software product. The demand seeks compensatory damages of approximately $22,000,000 and punitive damages of $44,000,000, plus attorneys' fees and costs.

     The Company believes  that  the  action  is  substantially  without  merit.
        Highlights is and has been using the GS/2000 software in the daily operation of its business for over three years. Highlights accepted the software as operational as of September 1, 1993 and paid the final license fee payment. Acxiom's software license fee and other related fees invoiced to Highlights for the GS/2000 software totaled approximately $2,000,000. The Company intends to vigorously defend the arbitration claim. Management believes that the ultimate outcome of the arbitration case will result in a final settlement, if any, which would not be material to the financial statements and which would be substantially lower than the amount noted above.

     The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

 (14) Dispositions
     The Company sold substantially all assets of its mailing services operating unit, Acxiom Mailing Services ("AMS"), in exchange for the assumption of $3,045,000 in liabilities, $4,500,000 in cash, a $4,127,000 mortgage note receivable in monthly installments of $31,000, including interest at 6.5%, and due in full on May 19, 2001, and $1,000,000 of preferred stock issued by the buyer. The sale closed May 20, 1994 effective as of March 31, 1994. The preferred stock is redeemable on May 19, 2004 and pays quarterly dividends of 5% per annum. The note receivable ($3,931,000 and $4,044,000 at March 31, 1996 and 1995, respectively) and preferred stock are included in other assets. Additionally, the Company sold the buyer a non-exclusive, perpetual software license to use certain of the Company's database marketing and data processing software. The license fee of $1,550,000 is payable monthly over five years. Other assets includes license fee receivable of $671,000 and $895,000 at March 31, 1996 and 1995, respectively. The effect of these transactions on consolidated net earnings for the year ended March 31, 1994 was not significant. For the year ended March 31, 1994, AMS revenues were $14,257,000.

     Effective June 1, 1994, the Company sold for $500,000 certain U.S. assets of its BSA operating unit to an entity controlled by an officer and principal shareholder of the Company. The effect of this transaction on consolidated net earnings for the year ended March 31, 1995 was not significant.

 (15) Acquisitions
     On July 14, 1995, the Company  purchased the outstanding stock of Generator
        Datamarketing   Limited   ("Generator"),   a  U.K.  company  located  in
        Herfordshire, near London. Generator provides data and database marketing software and processing services to its customers. The purchase price was 4,000,000 pounds sterling (approximately $6,460,000). The acquisition has been accounted for as a purchase, and, accordingly, Generator's results of operations are included in the consolidated statements of earnings as of the purchase date. The purchase price exceeded the fair value of the net assets acquired by $5,648,000. The resulting excess of cost over net assets acquired is being amortized using the straight-line method over its estimated economic life of 15 years.

     The pro forma combined results of operations, assuming the acquisition occurred at the beginning of each period presented, are not materially different than the historical results of operations reported. Generator had revenue of $3,122,000 and earnings before income taxes of $215,000 for the year ended December 31, 1994.

     On August 25, 1995, the Company acquired all of the outstanding capital stock of DataQuick Information Systems (formerly an "S" Corporation) and DQ Investment Corporation (collectively referred to as "DataQuick"). The Company exchanged 984,839 shares of its common stock for all of the outstanding shares of capital stock of DataQuick. Additionally, the Company assumed all of the currently outstanding options granted under DataQuick's stock option plans, with the result that 808,370 shares of the Company's common stock are now subject to issuance upon exercise of such options (see note 6). The acquisition was in the form of a merger of two wholly-owned subsidiaries of the Company into each of DataQuick Information Systems and DQ Investment Corporation and is accounted for as a pooling-of-interests.

     DataQuick,  headquartered in San Diego, California,  provides real property information to support a broad range of applications including marketing, appraisal, real estate, banking, mortgage and insurance. This information is distributed on-line and via CD-ROM, list services, and microfiche.

     The stockholders' equity and operations of DataQuick are not material in relation to those of the Company. As such, the Company has recorded the combination by restating stockholders' equity as of April 1, 1995, without restating prior years' statements of earnings to reflect the pooling-of-interest combination. DataQuick's net assets as of April 1, 1995 totaled $5,757,000. The statement of earnings for the year ended March 31, 1996 include the results of DataQuick for the entire period presented.

     For the year ended December 31, 1994, DataQuick had revenues and earnings before income taxes of $20,251,000 and $891,000, respectively. Included in the current fiscal year's results are revenue of $8,048,000 and earnings before income taxes of $79,000 for Data-

        Quick for the period from April 1, 1995 to August 25, 1995.

     On April 4, 1996,  the Company issued  approximately  1.7 million shares of its common stock for all of the outstanding common stock and common stock options of Pro CD, Inc., headquartered in Danvers, Massachusetts, a publisher of reference software on CD-ROM. The business combination will be accounted for as a pooling-of-interests. The stockholders' equity and operations of Pro CD are not material in relation to those of the Company. As such, the Company will record the combination by restating stockholders' equity as of April 1, 1996, without restating previous statements of earnings to reflect the pooling-of-interests. For the year ended December 31, 1995, Pro CD had revenues and a net loss of approximately $21,675,000 and $970,000, respectively. At April 1, 1996 Pro CD's liabilities exceeded its assets by approximately $1,775,000 (unaudited).

     Also in April 1996, the Company closed the  acquisition of assets of Direct
        Media/DMI, Inc. ("DMI") for $25 million and the assumption of certain liabilities of DMI. The $25 million purchase price is payable in three years, is collateralized by a letter of credit (see note 4), and may, at DMI's option, be paid in one million shares of Acxiom common stock in lieu of cash plus accrued interest. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management and consulting services to business-to-business and consumer list owners and mailers. At April 1, 1996 the fair value of the net assets acquired of DMI was approximately $1.6 million (unaudited). The resulting excess of purchase price over fair value of net assets acquired will be amortized over a 20 year period. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of DMI will be included in the consolidated results of operations from the date of its acquisition.

 (16) Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      Cash and cash equivalents, trade receivables, short-term borrowings, and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

      Notes receivable and preferred stock investments - The fair value of these instruments are estimated by discounting the future cash flows using the current rate at which similar investments would be made. At December 31, 1995 the estimated fair value of these investments was $5,100,000 (carrying value of $5,602,000).

      Long-term debt - The interest  rate on the  revolving credit  agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At December 31, 1995 the estimated fair value of long-term debt was $30,842,000 (carrying value of $30,751,000).

 (17) Selected Quarterly Financial Data (Unaudited)
     The table below sets forth selected financial information for each quarter of the last two years:

                             1st quarter  2nd quarter  3rd quarter  4th quarter

   1996:
     Revenue                $ 59,182,000   62,376,000   71,315,000   77,029,000
     Income from operations    5,517,000    7,342,000    9,532,000    9,267,000
     Net earnings              3,136,000    4,072,000    5,812,000    5,203,000
     Earnings per share              .12          .16          .22          .20
                              ==========   ==========   ==========   ==========
   1995:
     Revenue                  46,881,000   47,853,000   52,742,000   54,972,000
     Income from operations    3,712,000    5,354,000    7,437,000    6,562,000
     Net earnings              1,516,000    2,793,000    4,121,000    3,975,000
     Earnings per share              .07          .12          .18          .17
                              ==========   ==========   ==========   ==========

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


Little Rock, Arkansas
May 9, 1996

(This page corresponds with page 44 of the Company's Annual Report.)

Market Information

Per share data is restated to reflect a stock split during fiscal 1995.

Stock Prices

The Company's Common Stock is traded on the national Market System of Nasdaq under the symbol "ACXM." The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock.

Fiscal 1996                High          Low
Fourth Quarter           $28           $22 1/2
Third Quarter             31 3/4        26
Second Quarter            28 1/4        22 3/4
First Quarter             25 1/4        16 1/4

Fiscal 1995                High          Low
Fourth Quarter           $18           $13 5/8
Third Quarter             15            13
Second Quarter            14 1/4        10 1/4
First Quarter             11             9 1/4

During the period beginning April 1, 1996, and ending May 15, 1996, the high closing sales price per share for the Company's Common Stock as reported by Nasdaq was $27 1/4 and the low closing sales price per share was $26 1/4. On May 15, 1996, the closing price per share was $27 1/4.

Shareholders of Record

The approximate number of shareholders of record of the Company's Common Stock as of May 15, 1996, was 1,097.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to provide funds for its business operations and for the expansion of its business. Thus, it does not anticipate paying cash dividends in the foreseeable future.

EXHIBIT 21


                            SUBSIDIARIES OF THE COMPANY

                                U.S. SUBSIDIARIES

         Name                      Incorporated In      Doing Business As

Acxiom CDC, Inc.                       Arkansas      Acxiom CDC, Inc.

Acxiom Children's Center, Inc.         Arkansas      Acxiom Children's Center,
                                                      Inc.

Acxiom/Direct Media, Inc.              Arkansas      Acxiom/Direct Media

Acxiom Great Lakes Data Center, Inc.   Arkansas      Acxiom Great Lakes Data
                                                      Center, Inc.

Acxiom Leasing Corporation             Arkansas      Acxiom Leasing Corporation

Acxiom RM-Tools, Inc.                  Arkansas      Acxiom RM-Tools, Inc.

Acxiom Transportation Services, Inc.   Arkansas      ATS; Conway Aviation, Inc.

BSA, Inc.*                             New Jersey    BSA

DQ Investment Corporation              California    AccuDat

DataQuick Information Systems, Inc.    California    DataQuick Information
                                                      Systems, Inc.

Pro CD, Inc.                           Delaware      Pro CD

Modern Mailers, Inc.*                  Delaware      Acxiom Mailing Services

                                U.K. SUBSIDIARIES

         Name                       Incorporated In       Doing Business As

Acxiom U.K., Ltd.                    United Kingdom    Acxiom U.K., Ltd.

Generator Datamarketing Limited      United Kingdom    Generator Datamarketing
                                                       Limited

Marketlead Services, Ltd.            United Kingdom    N/A
  (Agency company of Acxiom
  U.K., Ltd.)

Southwark Computer Services, Ltd.    United Kingdom    N/A
  (Agency company of Acxiom
  U.K., Ltd.)

* Inactive

EXHIBIT 23


The Board of Directors
Acxiom Corporation:


We consent to incorporation by reference in the registration statements (No. 33-17115, No. 33-37609, No. 33-37610, No. 33-42351, No. 33-72310, No. 33-72312,
No. 33-63423  and  No. 333-03391  on Form S-8  and No. 33-63431  on Form S-3) of
Acxiom Corporation of our report dated May 9, 1996, relating to the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996 which is incorporated by reference in the March 31, 1996 annual report on Form 10-K of Acxiom Corporation. We also consent to incorporation by reference in the above-mentioned registration statements of our report dated May 9, 1996 relating to the consolidated financial statement schedule, which report appears in the March 31, 1996 annual report on Form 10-K of Acxiom Corporation.

/s/  KPMG Peat Marwick LLP

Little Rock, Arkansas
June 20, 1996

EXHIBIT 24

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as the principal accounting officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:

/s/ Robert S. Bloom
- ------------------------------
Robert S. Bloom

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for her and in her name, place and stead, in her capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set her hand this date.

Signature:


/s/ Dr. Ann H. Die
- ----------------------------
Dr. Ann H. Die

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ William T. Dillard II
- ---------------------------
William T. Dillard II

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Harry C. Gambill
- ----------------------------
Harry C. Gambill

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal financial officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Rodger S. Kline
- ----------------------------
Rodger S. Kline

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal executive officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Charles D. Morgan, Jr.
- -----------------------------
Charles D. Morgan, Jr.

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Robert A. Pritzker
- ---------------------------
Robert A. Pritzker

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Walter V. Smiley
- ---------------------------
Walter V. Smiley

Date:    June 20, 1996

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1996, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ James T. Womble
- -----------------------------
James T. Womble

Date:    June 20, 1996