Form 10-K/A
period 1996-03-31
ACXIOM CORP
filed 1996-06-26
CIK 733269

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ACXIOM CORPORATION


Date:  June 26, 1996                       By: /s/ Catherine L. Hughes
                                           ------------------------------------
                                              Catherine L. Hughes
                                              Secretary and General Counsel


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Robert S. Bloom*                Chief Financial Officer            June 26, 1996
- ---------------------------     (Principle accounting officer)
   Robert S. Bloom

Dr. Ann H. Die*                 Director                           June 26, 1996
- ---------------------------
   Dr. Ann H. Die

William T. Dillard II*          Director                           June 26, 1996
- ---------------------------
    William T. Dillard II

Harry C. Gambill*               Director                           June 26, 1996
- ---------------------------
    Harry C. Gambill

Rodger S. Kline*                Executive Vice President,          June 26, 1996
- ---------------------------     Chief Operating Officer,
    Rodger S. Kline             Treasurer and Director
                                (Principle financial officer)

Charles D. Morgan, Jr.*         Chairman of the Board and          June 26, 1996
- ---------------------------     President (Principle
    Charles D. Morgan, Jr.      executive officer)

Robert A. Pritzker*             Director                           June 26, 1996
- ---------------------------
    Robert A. Pritzker

Walter V. Smiley*               Director                           June 26, 1996
- ---------------------------
    Walter V. Smiley

James T. Womble*                Director                           June 26, 1996
- ---------------------------
    James T. Womble

*By: /s/ Catherine L. Hughes
   ----------------------------
     Catherine L. Hughes
     Attorney-in-Fact