Form 10-Q
period 1996-06-30
ACXIOM CORP
filed 1996-08-13
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996   OR


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

                                    Yes X No

         The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 5, 1996, was 25,563,145.

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
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 June 30,           March 31,
                                                   1996               1996
                                                -----------        -----------
          Assets
Current assets:
  Cash and cash equivalents                   $     536,000          3,469,000
  Trade accounts receivable, net                 58,094,000         44,474,000
  Refundable income taxes                               ---          1,537,000
  Other current assets                            6,813,000          4,534,000
                                                -----------        -----------
     Total current assets                        65,443,000         54,014,000
                                                -----------        -----------
Property and equipment                          171,606,000        153,224,000
  Less - Accumulated depreciation
    and amortization                             68,783,000         64,123,000
                                                -----------        -----------
Property and equipment, net                     102,823,000         89,101,000
                                                -----------        -----------
Software, net of accumulated amortization        13,413,000         10,524,000
Excess of cost over fair value of net
  assets acquired                                41,191,000         13,982,000

Other assets                                     29,010,000         26,428,000
                                                -----------        -----------
                                              $ 251,880,000        194,049,000
                                                ===========        ===========

     Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable                        1,000,000            646,000
  Current installments of long-term debt          4,053,000          3,866,000
  Trade accounts payable                         15,907,000         13,596,000
  Accrued interest                                  352,000            435,000
  Accrued payroll and related expenses             6,980,000          5,111,000
  Other accrued expenses                         10,502,000          7,189,000
  Advances from customers                           434,000            316,000
  Income taxes                                    1,046,000                ---
                                                -----------        -----------
    Total current liabilities                    40,274,000         31,159,000
                                                -----------        -----------
Long-term debt, excluding current
  installments                                   72,544,000         26,885,000

Deferred income taxes                            10,933,000         10,933,000

Deferred revenue                                  1,472,000          2,331,000

Stockholders' equity:
  Preferred stock                                       ---                ---
  Common stock                                    2,613,000          2,435,000
  Additional paid-in capital                     58,519,000         54,514,000
  Retained earnings                              68,471,000         68,978,000
  Foreign currency translation adjustment          (638,000)          (863,000)
  Treasury stock, at cost                        (2,308,000)        (2,323,000)
                                                -----------        -----------
  Total stockholders' equity                    126,657,000        122,741,000
                                                -----------        -----------
Commitments and contingencies
                                              $ 251,880,000        194,049,000
                                                ===========        ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                  --------------------------
                                                           June 30,
                                                  --------------------------
                                                     1996           1995
                                                  -----------    -----------

Revenue                                         $  93,953,000     59,182,000
Operating costs and expenses:
  Salaries and benefits                            35,532,000     22,785,000
  Computer, communications and other equipment     12,821,000      8,121,000
  Data costs                                       18,781,000     15,500,000
  Other operating costs and expenses               17,608,000      7,259,000
                                                  -----------    -----------
    Total operating costs and expenses             84,742,000     53,665,000
                                                  -----------    -----------
Income from operations                              9,211,000      5,517,000
                                                  -----------    -----------

Other income (expense):
  Interest expense                                   (818,000)      (392,000)
  Other, net                                       (1,492,000)       (67,000)
                                                  -----------    -----------
                                                   (2,310,000)      (459,000)
                                                  -----------    -----------
Earnings before income taxes                        6,901,000      5,058,000

Income taxes                                        2,656,000      1,922,000
                                                  -----------    -----------

Net earnings                                    $   4,245,000      3,136,000
                                                  ===========    ===========

Earnings per share                                     $ 0.15           0.12
                                                  ===========    ===========

Weighted average shares outstanding                29,253,000     25,822,000
                                                  ===========    ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                   --------------------------
                                                            June 30,
                                                   --------------------------
                                                      1996            1995
                                                   -----------     -----------
Cash flows from operating activities:
  Net earnings                                   $   4,245,000       3,136,000
  Non-cash operating activities:
    Depreciation and amortization                    6,660,000       5,065,000
    Loss on impairment of assets                     1,000,000             ---
    Other, net                                       1,256,000         153,000
    Changes in assets and liabilities:
      Accounts receivable                           (5,471,000)       (167,000)
      Other assets                                     231,000      (1,202,000)
      Accounts payable and other liabilities        (1,316,000)       (455,000)
                                                   -----------     -----------
      Net cash provided by operating activities      6,605,000       6,530,000
                                                   -----------     -----------
Cash flows from investing activities:
  Sale of assets                                           ---         131,000
  Cash acquired in acquisition                          21,000       1,624,000
  Development of software                           (1,004,000)       (250,000)
  Capital expenditures                             (18,740,000)    (10,481,000)
                                                   -----------     -----------
  Net cash used by investing activities            (19,723,000)     (8,976,000)
                                                   -----------     -----------
Cash flows from financing activities:
  Proceeds from debt                                22,481,000       4,199,000
  Payments of debt                                 (13,516,000)     (2,295,000)
  Sale of common stock                               1,220,000         636,000
  Cash dividends paid by acquired company
    prior to merger                                        ---        (468,000)
  Acquisition and retirement of common stock
    by acquired company prior to merger                    ---      (1,010,000)
                                                   -----------     -----------
    Net cash provided by financing activities       10,185,000       1,062,000
                                                   -----------     -----------
    Effect of exchange rate changes on cash                ---         (24,000)
                                                   -----------     -----------

    Net decrease in cash and short-term cash
      investments                                   (2,933,000)     (1,408,000)
  Cash and short-term cash investments at
      beginning of period                            3,469,000       3,149,000
                                                   -----------     -----------
  Cash and short-term cash investments at end
    of period                                    $     536,000       1,741,000
                                                   ===========     ===========
  Supplemental cash flow information:
   Cash paid during the period for:
    Interest                                     $     901,000         740,000
    Income taxes                                        73,000         316,000
                                                   ===========     ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In April 1996, the Company purchased certain assets of Direct Media/DMI, Inc. ("DMI") for $25,000,000 and the assumption of certain liabilities of DMI. The $25,000,000 purchase price, payable in three (3) years, is collaterized by a letter of credit, and may, at DMI's option, be paid in one million shares of Acxiom common stock in lieu of cash plus accrued interest. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management, and consulting services to business-to-business and consumer list owners and mailers. At April 1, 1996 the liabilities assumed by the Company exceeded the fair value of the assets acquired from DMI by $2,673,000 (unaudited). The resulting excess of purchase price over fair value of net assets acquired of $27,673,000 is being amortized over its estimated economic life of 20 years. The acquisition has been accounted for as a purchase and the results of operations of DMI are included in the consolidated results of operations from the date of acquisition. The purchase price for DMI has been allocated as follows:

         Trade accounts receivable                      $  7,558,000
         Property and equipment                            2,010,000
         Excess of cost over fair value
           of net assets acquired                         27,673,000
         Other assets                                      1,340,000
         Short-term payable to bank                      (11,594,000)
         Accounts payable and other liabilities           (1,700,000)
         Long-term debt                                     (287,000)
                                                          ----------
                                                        $ 25,000,000
                                                          ==========

     The following consolidated pro forma financial information (which includes adjustments to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and DMI) shows the results of the Company's operations for the quarter ended June 30, 1995 as if the purchase of DMI had occurred at the beginning of the period:

         Revenue                                        $ 70,117,000
                                                          ==========

         Net earnings                                   $  4,118,000
                                                          ==========

         Earnings per share                             $       0.15
                                                          ==========

2. On April 9, 1996, the Company issued approximately 1.7 million shares of its common stock for all of the outstanding common stock and common stock options of Pro CD, Inc. ("Pro CD"). Headquartered in Danvers, Massachusetts, Pro CD is a publisher of reference software on CD-ROM. The acquisition is accounted for as a pooling of interests.

     The stockholders' equity and operations of Pro CD are not material in relation to those of the Company. As such, the Company has recorded the combination by restating stockholders' equity as of April 1, 1996, without restating prior year statements of earnings to reflect the pooling of interests combination. For the year ended December 31, 1995, Pro CD had revenues and a net loss of approximately $21,675,000 and $970,000, respectively. At April 1, 1996, Pro CD's liabilities exceeded its assets by approximately $1,775,000.

3. Effective March 31, 1994 the Company sold substantially all of the assets of its former Acxiom Mailing Services operating unit ("AMS") to MorCom, Inc. ("MorCom") in exchange for the assumption of certain liabilities, $4,500,000 in cash, a mortgage note receivable, and $1,000,000 of preferred stock issued by MorCom. Additionally, the Company sold MorCom a software license to use certain applications of the Company's software. At June 30, 1996 the assets remaining on the Company's books related to this transaction were as follows:


         Mortgage note receivable (other assets)               $ 3,912,000
         Software license receivable (other assets)                640,000
         Preferred stock (other assets)                          1,000,000
         Trade accounts receivable                                 491,000
                                                                 ---------
                                                               $ 6,043,000

     In June 1996, MorCom ceased operations. The Company has established valuation reserves for the full amount of the software license receivable, preferred stock, and trade accounts receivable. The Company is currently evaluating various alternatives related to the property. Management believes that any further loss associated with this event will not be material to the financial statements.

4.   Long term debt consists of the following:
                                                 June 30,            March 31,
                                                   1996                1996

     Unsecured revolving credit agreement     $ 34,476,000          11,995,000

     Convertible note, payable April 30,
       1999 together with interest at
       3.12%; collateralized by letter
       of credit; convertible at maturity
       into 1 million shares of common
       stock                                    25,000,000                 ---

     9.75% Senior Notes, due May 1, 2000,
       payable in annual installments of
       $2,143,000 each May 1; Interest is
       payable semiannually                      8,571,000          10,714,000

     8.94% note payable due in monthly
       installments of principal and
       interest of $50,000 with remaining
       balance due June 30, 1997;
       collateralized by real estate             4,208,000           4,264,000

     Other notes and capital lease
       obligations payable                       4,342,000           3,778,000
                                                ----------          ----------

               Total long term debt             76,597,000          30,751,000

     Less current installments                   4,053,000           3,866,000
                                                ----------          ----------

     Long-term debt, excluding current
       installments                           $ 72,544,000        $ 26,885,000
                                                ==========          ==========

     Subsequent to June 30, 1996 the unsecured credit agreement was increased to provide for revolving loans up to $50,000,000 and now expires on July 30, 2001. The 8.94% note payable which is due June 30, 1997 continues to be classified as long-term debt because the Company intends to use available funding under the credit agreement to refinance the note on a long-term basis.

5. Earnings per share computations are based upon the weighted average number of shares outstanding, including the dilutive effect of stock options and warrants and the convertible debt issued for the purchase of DMI, all of which are considered common stock equivalents. For purposes of calculating earnings per share, the interest expense on the convertible note is eliminated. The calculation of earnings per share for the periods presented is as follows:

                                                  For the Three Months Ended
                                                ------------------------------
                                                June 30, 1996    June 30, 1995
                                                -------------    -------------

     Net earnings                                $ 4,245,000       $ 3,136,000
     Interest expense (net of tax effect)            120,000               ---
                                                  ----------        ----------
     Adjusted net earnings                       $ 4,365,000       $ 3,136,000
                                                  ==========        ==========

     Earnings per share                                $ .15             $ .12
                                                        ====              ====

     Weighted average shares outstanding          29,253,000        25,822,000
                                                  ==========        ==========

6. On July 25, 1995, a customer of the Company, Highlights for Children, Inc. (Highlights"), filed a demand for arbitration with the American Arbitration Association. The demand alleges, among other things, breaches of express warranties in connection with a software license agreement for the Company's GS/2000 software product. The demand seeks compensatory damages of approximately $22,000,000 and punitive damages of $44,000,000 plus attorneys' fees and costs.

     The Company believes that the action is substantially without merit. Highlights is and has been using the GS/2000 software in the daily operation of its business for over three years. Highlights accepted the software as operational as of September 1, 1993 and paid the final license fee payment. Acxiom's software license fee and other related fees invoiced to Highlights for the GS/2000 software totaled approximately $2,000,000. The Company intends to vigorously defend the arbitration claim. Management believes that the ultimate outcome of the arbitration case will result in a final settlement which would not be material to the financial statements and which would be substantially lower than the amount noted above.

     The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

7. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4,489,000 and $1,880,000 at June 30, 1996 and March 31, 1996, respectively.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenue was a record $93,953,000 for the quarter ended June 30, 1996, a 59% increase over revenue of $59,182,000 for the same quarter a year ago. Excluding the effects of the Pro CD and DMI acquisitions which were completed effective April 1, 1996, revenue was up 38% over the prior year. By industry sector, the direct marketing industry revenue grew 168% including the additional revenue from DMI, and information and communications revenue grew 118%, which includes the additional revenue from Pro CD. Financial services revenue grew 13% and insurance revenue grew 19% while the media/publishing industry sector was flat compared to the prior year.

Operating costs and expenses increased 58% compared to the same quarter a year ago. Salaries and benefits increased 56%, but after adjusting for the effects of the acquisitions noted above, the increase was only 28%, principally as a result of new contracts with The Polk Company ("Polk") and Trans Union Marketing Services. Computer, communications and other equipment costs were up 58%, primarily attributable to the new contracts noted above. Data costs were up 21%, reflecting increased revenue under the Allstate contract. Other operating costs and expenses were up 143% or $10,349,000. After adjusting for the impact of the acquisitions noted above, the increase is 52% or $3.8 million which principally relates to higher facility costs on newly constructed facilities and volume-related increases. Income from operations was 10% of revenue compared to 9% for the first quarter of the prior year.

Interest expense increased due to increased levels of debt during the quarter when compared to the year earlier period. Other expense in the quarter included a charge of $1,000,000 for the write-off of the preferred stock investment in MorCom (see discussion below).

The Company's effective income tax rate was 38.5% for the quarter, compared to 38% for the first quarter in the prior year. The Company expects the actual effective rate for the full fiscal year to remain in the 37-39% range.

Net earnings for the quarter increased 35% over the previous year. Earnings per share increased 25% on a 13% increase in the weighted average number of shares outstanding. The increase in the number of shares from the same period in the prior year is primarily due to the acquisitions of Pro CD and DMI during the first quarter of this year.

Capital Resources and Liquidity

Working capital at June 30, 1996 was $25,169,000 compared to $22,855,000 at March 31, 1996. At June 30, 1996 the Company had arranged for a temporary increase in its revolving credit agreement from $30,000,000 to $40,000,000, giving the Company total available credit lines of $41,000,000 of which $35,476,000 was outstanding. Subsequent to June 30, 1996 the Company has completed the negotiation of a new $50,000,000 revolving credit agreement. As the new revolving credit agreement has a 5-year life, the Company has continued to classify the entire balance as long-term debt.

In addition, the Company continues to classify as long-term debt the note payable, totaling $4,208,000, which is due in full on June 30, 1997 because it is the Company's intention to pay this loan with additional proceeds from the revolving credit agreement.

The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 36% at June 30, 1995 compared to 18% at March 31, 1996. The increase in the ratio is due to the issuance of a convertible note in the amount of $25,000,000 for the purchase of DMI as well as additional funding drawn on the revolving credit agreement during the quarter. Cash provided by operating activities was $6,605,000 for the three months ended June 30, 1996 compared to $6,530,000 for the same period a year earlier. In the current quarter, $19,723,000 was used by investing activities and $10,185,000 was provided by financing activities. Investing activities included $18,740,000 in capital expenditures compared to $10,481,000 in the prior year's quarter. A significant amount of the first quarter capital expenditures related to the acquisition of data center equipment for the Polk data center outsourcing contract. Management expects capital expenditures to be substantially lower in the second quarter of the fiscal year. Financing activities included paying off short-term bank debt incurred when the Company acquired DMI and proceeds from additional borrowings under the revolving credit agreement.

While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated through future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.

Effective March 31, 1994 the Company sold substantially all of the assets of its former Acxiom Mailing Services unit ("AMS") in exchange for the assumption of certain liabilities, $4,500,000 in cash, a mortgage note receivable, and $1,000,000 of preferred stock issued by the buyer, MorCom, Inc. Additionally the Company sold MorCom a software license to use certain of the Company's software. In June, 1996, MorCom ceased operations. The Company has established valuation reserves for the full amount of the software license receivable, preferred stock, and trade accounts receivable and is currently evaluating various alternatives related to the property. Management believes that any further loss associated with this event will not be material to the financial statements.

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders of the Company was held on July 24, 1996. The following matters were voted upon at the meeting:

                  (1) Shareholders approved the election of three directors. Voting results for each individual nominee were as follows: William T. Dillard II, 21,421,690 votes for and 185,218 withheld; Harry C. Gambill, 21,418,167 votes for and 188,741 withheld; and Walter
                           V. Smiley, 21,605,513 votes for and 1,395 withheld.

                  (2) Shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.10 par value per share, from 60,000,000 to 200,000,000, with
                           18,708,820   votes  for,   3,183,989  votes  against,
                           478,931 votes withheld, and no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  3(i)     Amended and Restated Certificate of Incorporation

                  10 Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation

                  27       Financial Data Schedule

           (b)    Reports on Form 8-K filed during the first quarter:

                  A report was filed on May 14, 1996, as amended by a Form 8-K/A filed on July 12, 1996, which reported the acquisition of substantially all of the assets and assumption of certain liabilities of Direct Media/DMI, Inc.

Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Acxiom Corporation


Dated:  August 13, 1996
                                          By:      /s/ Robert S. Bloom
                                             ----------------------------------
                                             (Signature)
                                             Robert S. Bloom
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

Exhibit Number                                        Exhibit

3(i)                       Amended and Restated Certificate of Incorporation

10 Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation

27                         Financial Data Schedule