Form 10-Q
period 1996-09-30
ACXIOM CORP
filed 1996-11-01
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996   OR


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

                              Yes X           No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of October 25, 1996, was 25,610,590.

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
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             September 30,          March 31,
                                                 1996                 1996
                                             ------------          ------------
              Assets
Current assets:
  Cash and cash equivalents                $     822,000             3,469,000
  Trade accounts receivable, net              67,754,000            44,474,000
  Refundable income taxes                           ----             1,537,000
  Other current assets                         6,665,000             4,534,000
                                             -----------           -----------
     Total current assets                     75,241,000            54,014,000
                                             -----------           -----------
Property and equipment                       184,325,000           153,224,000
  Less - Accumulated depreciation
    and amortization                          73,849,000            64,123,000
                                             -----------           -----------
Property and equipment, net                  110,476,000            89,101,000
                                             -----------           -----------
Software, net of accumulated amortization     14,213,000            10,524,000
Excess of cost over fair value of net
  assets acquired                             41,588,000            13,982,000

Other assets                                  27,839,000            26,428,000
                                             -----------           -----------
                                           $ 269,357,000           194,049,000
                                             ===========           ===========
    Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable                       500,000               646,000
  Current installments of long-term debt       3,955,000             3,866,000
  Trade accounts payable                      12,511,000            13,596,000
  Accrued interest                               808,000               435,000
  Accrued payroll and related expenses         8,300,000             5,111,000
  Other accrued expenses                       8,722,000             7,189,000
  Advances from customers                        525,000               316,000
  Income taxes                                 5,415,000                  ----
                                             -----------           -----------
    Total current liabilities                 40,736,000            31,159,000
                                             -----------           -----------
Long-term debt, excluding current
  installments                                81,581,000            26,885,000

Deferred income taxes                         10,933,000            10,933,000

Deferred revenue                               1,819,000             2,331,000

Stockholders' equity:
  Preferred stock                                   ----                  ----
  Common stock                                 2,624,000             2,435,000
  Additional paid-in capital                  59,705,000            54,514,000
  Retained earnings                           74,734,000            68,978,000
  Foreign currency translation adjustment       (491,000)             (863,000)
  Treasury stock, at cost                     (2,284,000)           (2,323,000)
                                             -----------           -----------
  Total stockholders' equity                 134,288,000           122,741,000
                                             -----------           -----------
Commitments and contingencies              $ 269,357,000           194,049,000
                                             ===========           ===========
See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                 For the Three Months Ended
                                               -------------------------------
                                                        September 30,
                                               -------------------------------
                                                  1996                1995
                                               -----------         -----------

Revenue                                      $  97,547,000          62,376,000
Operating costs and expenses:
  Salaries and benefits                         35,038,000          22,652,000
  Computer, communications and other
    equipment                                   15,572,000           7,844,000
  Data costs                                    17,871,000          15,992,000
  Other operating costs and expenses            16,682,000           8,546,000
                                               -----------         -----------
    Total operating costs and expenses          85,163,000          55,034,000
                                               -----------         -----------
Income from operations                          12,384,000           7,342,000
                                               -----------         -----------

Other income (expense):
  Interest expense                                (906,000)           (546,000)
  Other, net                                    (1,294,000)            (84,000)
                                               -----------         -----------
                                                (2,200,000)           (630,000)
                                               -----------         -----------
Earnings before income taxes                    10,184,000           6,712,000

Income taxes                                     3,921,000           2,640,000
                                               -----------         -----------

Net earnings                                 $   6,263,000           4,072,000
                                               ===========         ===========

Earnings per share                           $        0.21                0.16
                                               ===========         ===========

Weighted average shares outstanding             29,543,000          26,109,000
                                               ===========         ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  For the Six Months Ended
                                               -------------------------------
                                                        September 30,
                                               -------------------------------
                                                  1996                1995
                                               -----------         -----------

Revenue                                      $ 191,500,000         121,558,000
Operating costs and expenses:
  Salaries and benefits                         70,570,000          45,437,000
  Computer, communications and other
    equipment                                   28,393,000          15,965,000
  Data costs                                    36,652,000          31,492,000
  Other operating costs and expenses            34,290,000          15,805,000
                                               -----------         -----------
    Total operating costs and expenses         169,905,000         108,699,000
                                               -----------         -----------
Income from operations                          21,595,000          12,859,000
                                               -----------         -----------

Other income (expense):
  Interest expense                              (1,724,000)           (938,000)
  Other, net                                    (2,786,000)           (151,000)
                                               -----------         -----------
                                                (4,510,000)         (1,089,000)
                                               -----------         -----------
Earnings before income taxes                    17,085,000          11,770,000

Income taxes                                     6,577,000           4,562,000
                                               -----------         -----------

Net earnings                                 $  10,508,000           7,208,000
                                               ===========         ===========

Earnings per share                           $        0.36                0.28
                                               ===========         ===========

Weighted average shares outstanding             29,398,000          25,966,000
                                               ===========         ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  For the Six Months Ended
                                               -------------------------------
                                                        September 30,
                                               -------------------------------
                                                  1996                1995
                                               -----------         -----------
Cash flows from operating activities:
  Net earnings                               $  10,508,000           7,208,000
  Non-cash operating activities:
    Depreciation and amortization               14,589,000          10,519,000
    Loss on impairment of assets                 2,100,000                ----
    Other, net                                   1,561,000             364,000
    Changes in assets and liabilities:
      Accounts receivable                      (15,403,000)           (254,000)
      Other assets                                 155,000            (789,000)
      Accounts payable and other
        liabilities                               (865,000)         (1,047,000)
                                               -----------         -----------
      Net cash provided by operating
        activities                              12,645,000          16,001,000
                                               -----------         -----------
Cash flows from investing activities:
  Sale of assets                                 1,151,000             272,000
  Cash acquired in pooling acquisition              21,000           1,624,000
  Cash paid in purchase acquisition                   ----          (5,914,000)
  Development of software                       (2,960,000)           (547,000)
  Capital expenditures                         (33,349,000)        (21,950,000)
                                               -----------         -----------
  Net cash used by investing activities        (35,137,000)        (26,515,000)
                                               -----------         -----------
Cash flows from financing activities:
  Proceeds from debt                            31,567,000          12,261,000
  Payments of debt                             (14,163,000)         (2,999,000)
  Sale of common stock                           2,441,000           1,011,000
  Cash dividends paid by acquired
    company prior to merger                           ----            (468,000)
  Acquisition and retirement of common
    stock by acquired company prior to
    merger                                            ----          (1,010,000)
  Issuance of common stock by acquired
    company prior to merger                           ----             190,000
                                               -----------         -----------
    Net cash provided by financing
      activities                                19,845,000           8,985,000
                                               -----------         -----------
    Effect of exchange rate changes on cash           ----             (28,000)
                                               -----------         -----------

    Net decrease in cash and short-term
      cash investments                          (2,647,000)         (1,557,000)
  Cash and short-term cash investments at
    beginning of period                          3,469,000           3,149,000
                                               -----------         -----------
  Cash and short-term cash investments at
    end of period                            $     822,000           1,592,000
                                               ===========         ===========
  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                               $   1,351,000           1,025,000
      Income taxes                                 975,000           3,607,000
                                               ===========         ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 17 of the Notes to
      Consolidated Financial Statements filed as a part of Item 14 of Registrant's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 26, 1996.

1. In April 1996, the Company purchased certain assets of Direct Media/DMI, Inc. ("DMI") for $25,000,000 and the assumption of certain liabilities of DMI. The $25,000,000 purchase price, payable in three (3) years, is collaterized by a letter of credit, and may, at DMI's option, be paid in one million shares of Acxiom common stock in lieu of cash plus accrued interest. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management, and consulting services to business-to-business and consumer list owners and mailers. At April 1, 1996 the liabilities assumed by the Company exceeded the fair value of the assets acquired from DMI by $3,648,000. The resulting excess of purchase price over fair value of net assets acquired of $28,648,000 is being amortized over its estimated economic life of 20 years. The acquisition has been accounted for as a purchase and the results of operations of DMI are included in the consolidated results of operations from the date of acquisition. The purchase price for DMI has been allocated as follows:

         Trade accounts receivable                     $  7,558,000
         Property and equipment                           2,010,000
         Excess of cost over fair value
           of net assets acquired                        28,648,000
         Other assets                                     1,340,000
         Short-term payable to bank                     (11,594,000)
         Accounts payable and other liabilities          (2,675,000)
         Long-term debt                                    (287,000)
                                                         ----------
                                                       $ 25,000,000
                                                         ==========

     The following consolidated pro forma financial information (which includes adjustments to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and DMI) shows the results of the Company's operations for the six months ended September 30, 1995 as if the purchase of DMI had occurred at the beginning of the period:

         Revenue                                      $ 143,109,000
                                                        ===========

         Net earnings                                 $   9,025,000
                                                        ===========

         Earnings per share                           $        0.33
                                                        ===========

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 2. On April 9, 1996, the Company issued approximately 1.7 million shares of its common stock for all of the outstanding common stock and common stock options of Pro CD, Inc. ("Pro CD"). Headquartered in Danvers, Massachusetts, Pro CD is a publisher of business reference software on CD-ROM. The acquisition is accounted for as a pooling of interests.

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

3. Effective March 31, 1994 the Company sold substantially all of the assets of its former Acxiom Mailing Services operating unit to MorCom, Inc. ("MorCom") in exchange for the assumption of certain liabilities, $4,500,000 in cash, a mortgage note receivable, and $1,000,000 of preferred stock issued by MorCom. Additionally, the Company sold MorCom a software license to use certain applications of the Company's software. At June 30, 1996 the assets remaining on the Company's books related to this transaction were as follows:


         Mortgage note receivable (other assets)           $ 3,912,000
         Software license receivable (other assets)            640,000
         Preferred stock (other assets)                      1,000,000
         Trade accounts receivable                             491,000
                                                             ---------
                                                           $ 6,043,000
                                                             =========

     In June 1996, MorCom ceased operations. In the first quarter of fiscal 1997 the Company established valuation reserves for the full amount of the software license receivable, preferred stock, and trade accounts receivable. In the second quarter, the Company obtained title to and sold a portion of the property related to the mortgage note, receiving proceeds of $949,000. The Company is negotiating a sale of the remaining property and has established a valuation reserve of $1,100,000 toward its ultimate disposition. Management believes that any further loss associated with this event will not be material to the financial statements.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 4.  Long term debt consists of the following:
                                                 September 30,       March 31,
                                                     1996              1996

     Unsecured revolving credit agreement        $ 43,562,000       11,995,000

     Convertible  note,  payable April 30,
     1999 together with interest at 3.12%;
     collateralized  by letter  of  credit;
     convertible  at  maturity  into one
     million shares of common stock                25,000,000             ----

     9.75% senior notes, due May 1, 2000,
     payable in annual installments of
     $2,143,000 each May 1; interest is
     payable semiannually                           8,571,000       10,714,000

     8.94% note payable due in monthly
     installments of principal and interest
     of $50,000 with remaining balance due
     June 30, 1997; collateralized by real
     estate                                         4,151,000        4,264,000

     Other notes and capital lease
     obligations payable                            4,252,000        3,778,000
                                                   ----------       ----------

               Total long term debt                85,536,000       30,751,000

     Less current installments                      3,955,000        3,866,000
                                                   ----------       ----------

     Long-term debt, excluding current
       installments                              $ 81,581,000     $ 26,885,000
                                                   ==========       ==========

     During the quarter ended September 30, 1996 the unsecured revolving credit facility was increased to provide for loans of up to $50,000,000 and now expires on July 30, 2001. The 8.94% note payable which is due June 30, 1997 continues to be classified as long-term debt because the Company intends to use available funding under the revolving credit agreement to refinance the note on a long-term basis.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                                 For the Six Months Ended
                                         ---------------------------------------
                                         September 30, 1996   September 30, 1995
                                         ------------------   ------------------

     Net earnings                           $ 10,508,000        $  7,208,000
     Interest expense (net of tax effect)        222,000                ----
                                              ----------          ----------
     Adjusted net earnings                  $ 10,730,000        $  7,208,000
                                              ==========          ==========

     Earnings per share                            $ .36               $ .28
                                                    ====                ====

     Weighted average shares outstanding      29,398,000          25,966,000
                                              ==========          ==========

6. On October 10, 1996, the Company settled the arbitration matter between the Company and Highlights for Children, Inc. ("Highlights"). On July 25, 1995, Highlights had filed a demand for arbitration with the American Arbitration Association. The demand alleged, among other things, breaches of express warranties in connection with a software license agreement for the Company's GS/2000 software product. The demand sought compensatory damages of approximately $22,000,000 and punitive damages of $44,000,000 plus attorneys' fees and costs. The settlement, the terms of which are confidential, was not material to the financial statements of the Company.

     The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

7. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4,025,000 and $1,880,000 at September 30, 1996 and March 31, 1996, respectively.

8. At a special meeting held on October 10, 1996, the Company's board of directors approved a two-for-one stock split effective November 11, 1996. The split will be effected in the form of a stock dividend. Certificates for the additional shares will be mailed on November 12, 1996 to shareholders of record as of October 25, 1996.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenue was a record $97,547,000 for the quarter ended September 30, 1996, a 56% increase over the same quarter a year ago. Excluding the impacts of the Pro CD and DMI acquisitions which were completed during the first quarter, revenue was up 32%. Direct marketing industry revenue grew 148%, including the additional revenue from DMI, together with revenue associated with Trans Union Marketing Services and a strong year-over-year performance by Acxiom U.K. Information and communications revenue grew 118%, which includes the additional revenue from Pro CD together with the revenues associated with the Polk Company ("Polk") data center outsourcing contract. Financial services revenue was down 5% compared to the previous year, reflecting reductions in mail volumes for some of the credit card marketers due to their rise in delinquencies which offset 20% growth in Dataquick revenues. Insurance and media/publishing revenue grew 22% and 16%, respectively. The growth in insurance primarily reflects growth in the Allstate Insurance Company contract. The growth in media and publishing reflects the ramp-up of new contracts.

For the six months ended September 30, 1996, consolidated revenue was $191,500,000, a 58% increase over the same period in the previous year. Excluding the effects of the Pro CD and DMI acquisitions, revenue was up 35% over the prior year. Direct marketing industry revenue grew 160%, including the additional revenue from DMI, and information and communications revenue grew 118%, including the additional revenue from Pro CD. Financial services was flat compared to the previous year. Insurance and media/publishing grew 20% and 6%, respectively. The explanations noted above for the quarter variances are the primary causes of variances on a year-to-date basis.

Operating expenses for the quarter increased 55% compared to the same quarter a year ago. Salaries and benefits increased 55%; however, excluding the effects of the acquisitions noted above and new contracts with Polk and Trans Union Marketing Services, the increase was 11%. Computer, communications and other equipment doubled from the prior year, primarily due to the new contracts noted above. Data costs were up 12% due to increasing revenue under the Allstate contract and the InfoBase unit. Other operating costs and expenses also nearly doubled from the prior year, but after adjusting for the impact of the acquisitions and new contracts noted above, the increase is 17%. Income from operations was 12.7% of revenue compared to 11.8% for the same quarter in the prior year.

Interest expense in the quarter increased due to increased levels of debt when compared to the year-earlier period. Other expense in the quarter included a charge of $1,100,000 for the writedown of the remaining real estate related to the prior sale of Acxiom Mailing Services ("AMS") to MorCom, Inc. (see discussion below).

For the six months ended September 30, 1996, operating costs and expenses increased 56% compared to the previous year. Salaries and benefits increased 55%, computer, communications and other equipment costs increased 78%, and other operating costs and expenses were up 117%. After adjusting for the impact of the acquisitions noted above, salaries and benefits were up 27%, computer, communications and other equipment costs increased 67%, and other operating costs and expenses were up 41%. The remainder of the expense increases in the six months were largely due to the Polk and Trans Union Marketing Services contracts. Data expenses for the six months were up 16% due to increases in revenue under the Allstate contract. Income from operations was 11.3% compared to 10.6% a year ago.

Interest expense for the six months ended September 30, 1996 increased by 84% over the prior year, due to higher levels of debt during the current year. Other expense for the six months includes writedowns related to the Morcom property and preferred stock investment totaling $2,100,000 (see discussion below).

The Company's effective tax rate for both the quarter and six month period was 38.5% compared to 39.3% and 38.8% for the previous year's quarter and six months, respectively. The Company expects the actual effective rate for the full fiscal year to remain in the 37-39% range.

Net earnings for the quarter increased 54% over the previous year, while net earnings for the six months ended September 30, 1996 increased 46%. Earnings per share increased 31% and 29% for the quarter and six months, respectively, while the weighted average number of shares outstanding increased 13% for each of the reported periods. The increase in the number of shares from the prior year is primarily due to the acquisitions of Pro CD and DMI during the first quarter of this fiscal year.

Capital Resources and Liquidity

Working capital at September 30, 1996 was $34,505,000 compared to $22,855,000 at March 31, 1996. During the quarter ended September 30, 1996, the Company's unsecured revolving credit agreement was increased to provide for revolving loans of up to $50,000,000, and now expires on July 31, 2001, and the Company's short-term unsecured credit agreement was increased to $1,500,000 which expires on June 30, 1997. At September 30, 1996, a total of $43,562,000 was outstanding under the revolving credit agreement and $500,000 was outstanding under the short-term credit agreement. The Company continues to classify as long-term debt the note payable totaling $4,151,000, which is due in full on June 30, 1997 as it is the Company's intention to retire this loan with additional proceeds from the revolving credit facility.

The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 38% at September 30, 1996 compared to 18% at March 31, 1996. The increase in the ratio is largely due to the issuance of a $25,000,000 convertible note for the purchase of DMI.

Cash provided by operating activities was $12,645,000 for the six months ended September 30, 1996 compared to $16,001,000 for the same period a year earlier. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 44% compared to the year-earlier period, but the resulting increase in operating cash flow was offset by a $15,403,000 increase in accounts receivable during the period. In the current year, $35,137,000 was used by investing activities and $19,845,000 was provided by financing activities. Investing activities included $33,349,000 in capital expenditures compared to $21,950,000 in the prior year. The majority of the capital expenditures in the current year relate to the purchase of data center equipment for the Polk data center outsourcing agreement, the Trans Union data center, and the Company's Conway, Arkansas data center. Management expects capital expenditures to be substantially lower in the second half of the fiscal year. Financing activities included paying off short-term bank debt incurred when the Company acquired DMI, and proceeds from additional borrowings under the revolving credit agreement.

While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated through future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.

Effective March 31, 1994 the Company sold substantially all of the assets of AMS in exchange for the assumption of certain liabilities, $4,500,000 in cash, a mortgage note receivable, and $1,000,000 of preferred stock issued by the buyer, MorCom, Inc. Additionally the Company sold MorCom a software license to use certain of the Company's software. In June 1996, MorCom ceased operations. In the first quarter of the fiscal year, the Company established valuation reserves for the full amount of the software license receivable, preferred stock, and trade accounts receivable. In the second quarter, the Company obtained title to and sold a portion of the property related to the mortgage note, receiving proceeds of $949,000. The Company is negotiating a sale of the remaining property and has established a valuation reserve of $1,100,000 for its ultimate disposition. Management believes that any further loss associated with this event will not be material to the financial statements.

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  In the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996, the Company discussed an arbitration matter involving the Company and Highlights for Children, Inc. On October 10, 1996, the Company settled the arbitration matter. A detailed discussion of the settlement appears in Note 6 of the Notes to Consolidated Financial
                  Statements, and such discussion is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

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


                                       Acxiom Corporation


Dated:  November 1, 1996
                                       By:      /s/ Robert S. Bloom
                                          --------------------------------------
                                           (Signature)
                                           Robert S. Bloom
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

                  Exhibit Number                  Exhibit

                        27                 Financial Data Schedule