Form 10-Q
period 1996-12-31
ACXIOM CORP
filed 1997-02-04
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996   OR


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

                                    Yes X No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of January 28, 1997 was 51,486,328.

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
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 December 31,       March 31,
                                                     1996             1996
                                                 ------------     ------------
                Assets
Current assets:
  Cash and cash equivalents                     $   2,029,000        3,469,000
  Trade accounts receivable, net                   71,907,000       44,474,000
  Refundable income taxes                                 ---        1,537,000
  Other current assets                              8,060,000        4,534,000
                                                 ------------     ------------
     Total current assets                          81,996,000       54,014,000
                                                 ------------     ------------
Property and equipment                            190,325,000      153,224,000
  Less - Accumulated depreciation
    and amortization                               77,552,000       64,123,000
                                                 ------------     ------------
Property and equipment, net                       112,773,000       89,101,000
                                                 ------------     ------------
Software, net of accumulated amortization          18,559,000       10,524,000
Excess of cost over fair value of net
  assets acquired                                  38,933,000       13,982,000

Other assets                                       31,889,000       26,428,000
                                                 ------------     ------------
                                                $ 284,150,000      194,049,000
                                                 ============     ============
    Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable                          1,500,000          646,000
  Current installments of long-term debt            3,935,000        3,866,000
  Trade accounts payable                           16,647,000       13,596,000
  Accrued interest                                    724,000          435,000
  Accrued payroll and related expenses              6,909,000        5,111,000
  Other accrued expenses                            6,947,000        7,189,000
  Advances from customers                             858,000          316,000
  Income taxes                                      8,563,000              ---
                                                 ------------     ------------
    Total current liabilities                      46,083,000       31,159,000
                                                 ------------     ------------
Long-term debt, excluding current
  installments                                     78,642,000       26,885,000

Deferred income taxes                              10,933,000       10,933,000

Deferred revenue                                    2,828,000        2,331,000

Stockholders' equity:
  Preferred stock                                         ---              ---
  Common stock                                      5,261,000        4,870,000
  Additional paid-in capital                       58,072,000       52,079,000
  Retained earnings                                83,597,000       68,978,000
  Foreign currency translation adjustment             987,000         (863,000)
  Treasury stock, at cost                          (2,253,000)      (2,323,000)
                                                 ------------     ------------
  Total stockholders' equity                      145,664,000      122,741,000
                                                 ------------     ------------
Commitments and contingencies                   $ 284,150,000      194,049,000
                                                 ============     ============

See accompanying condensed notes to consolidated financial statements.

                                                 For the Three Months Ended
                                                 --------------------------
                                                         December 31,
                                                 --------------------------
                                                    1996           1995
                                                 -----------    -----------

Revenue                                       $  104,534,000     71,315,000
Operating costs and expenses:
  Salaries and benefits                           35,175,000     25,844,000
  Computer, communications and other
    equipment                                     16,585,000     11,998,000
  Data costs                                      17,920,000     14,930,000
  Other operating costs and expenses              19,047,000      9,011,000
                                                 -----------    -----------
    Total operating costs and expenses            88,727,000     61,783,000
                                                 -----------    -----------
Income from operations                            15,807,000      9,532,000
                                                 -----------    -----------

Other income (expense):
  Interest expense                                  (773,000)      (239,000)
  Other, net                                        (622,000)       (75,000)
                                                 -----------    -----------
                                                  (1,395,000)      (314,000)
                                                 -----------    -----------
Earnings before income taxes                      14,412,000      9,218,000

Income taxes                                       5,549,000      3,406,000
                                                 -----------    -----------

Net earnings                                    $  8,863,000      5,812,000
                                                 ===========    ===========

Earnings per share                              $       0.15           0.11
                                                 ===========    ===========

Weighted average shares outstanding               59,441,000     52,114,000
                                                 ===========    ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                      ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  ---------------------------
                                                          December 31,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------

Revenue                                         $ 296,034,000     192,873,000
Operating costs and expenses:
  Salaries and benefits                           105,745,000      71,281,000
  Computer, communications and other
    equipment                                      44,978,000      27,963,000
  Data costs                                       54,572,000      46,422,000
  Other operating costs and expenses               53,337,000      24,816,000
                                                  -----------     -----------
    Total operating costs and expenses            258,632,000     170,482,000
                                                  -----------     -----------
Income from operations                             37,402,000      22,391,000
                                                  -----------     -----------

Other income (expense):
  Interest expense                                 (2,497,000)     (1,177,000)
  Other, net                                       (3,408,000)       (226,000)
                                                  -----------     -----------
                                                   (5,905,000)     (1,403,000)
                                                  -----------     -----------
Earnings before income taxes                       31,497,000      20,988,000

Income taxes                                       12,126,000       7,968,000
                                                  -----------     -----------

Net earnings                                     $ 19,371,000      13,020,000
                                                  ===========     ===========

Earnings per share                               $       0.33            0.25
                                                  ===========     ===========

Weighted average shares outstanding                59,011,000      51,932,000
                                                  ===========     ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                     ACXIOM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  ---------------------------
                                                          December 31,
                                                  ---------------------------
                                                     1996             1995
                                                  ----------       ----------
Cash flows from operating activities:
  Net earnings                                  $ 19,371,000       13,020,000
  Non-cash operating activities:
    Depreciation and amortization                 22,857,000       14,770,000
    Loss on impairment of assets                   2,326,000              ---
    Other, net                                     1,873,000          292,000
    Changes in assets and liabilities:
      Accounts receivable                        (19,219,000)      (8,167,000)
      Other assets                                (4,297,000)      (1,336,000)

      Accounts payable and other liabilities       3,512,000        1,486,000
                                                  ----------       ----------
      Net cash provided by operating
        activities                                26,423,000       20,065,000
                                                  ----------       ----------
Cash flows from investing activities:
  Sale of assets                                   2,407,000          351,000
  Cash acquired in pooling acquisition                21,000        1,624,000
  Cash paid in purchase acquisition                      ---       (5,914,000)
  Development of software                         (5,016,000)      (2,984,000)
  Capital expenditures                           (44,161,000)     (28,590,000)
                                                  ----------       ----------
  Net cash used by investing activities          (46,749,000)     (35,513,000)
                                                  ----------       ----------
Cash flows from financing activities:
  Proceeds from debt                              32,567,000       18,108,000
  Payments of debt                               (17,125,000)      (4,708,000)
  Sale of common stock                             3,476,000        2,124,000
  Cash dividends paid by acquired company
    prior to merger                                      ---         (468,000)
  Acquisition and retirement of common
    stock by acquired company prior to merger            ---       (1,010,000)
  Issuance of common stock by acquired
    company prior to merger                              ---          190,000
                                                  ----------       ----------
    Net cash provided by financing activities     18,918,000       14,236,000
                                                  ----------       ----------
    Effect of exchange rate changes on cash          (32,000)         (31,000)
                                                  ----------       ----------

    Net decrease in cash and short-term cash
      investments                                 (1,440,000)      (1,243,000)
  Cash and short-term cash investments at
    beginning of period                            3,469,000        3,149,000
                                                  ----------       ----------
  Cash and short-term cash investments at
    end of period                               $  2,029,000        1,906,000
                                                  ==========       ==========
  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                  $  2,208,000        1,525,000
      Income taxes                                 2,026,000        4,122,000
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

1. In April 1996, the Company purchased certain assets of Direct Media/DMI, Inc. ("DMI") for $25,000,000 and the assumption of certain liabilities of DMI. The $25,000,000 purchase price, payable in three (3) years, is collaterized by a letter of credit, and may, at DMI's option, be paid in two million shares of Acxiom common stock in lieu of cash plus accrued interest. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management, and consulting services to business-to-business and consumer list owners and mailers. At April 1, 1996 the liabilities assumed by the Company exceeded the fair value of the assets acquired from DMI by $798,000. The resulting excess of purchase price over fair value of net assets acquired of $25,798,000 is being amortized over its estimated economic life of 20 years. The acquisition has been accounted for as a purchase and the results of operations of DMI are included in the consolidated results of operations from the date of acquisition. The purchase price for DMI has been allocated as follows:

         Trade accounts receivable                           $  7,558,000
         Property and equipment                                 2,010,000
         Software                                               3,500,000
         Excess of cost over fair value
           of net assets acquired                              25,798,000
         Other assets                                             840,000
         Short-term payable to bank                           (11,594,000)
         Accounts payable and other liabilities                (2,825,000)
         Long-term debt                                          (287,000)
                                                               ----------
                                                             $ 25,000,000
                                                               ==========

     The following consolidated pro forma financial information (which includes adjustments to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and DMI) shows the results of the Company's operations for the nine months ended December 31, 1995 as if the purchase of DMI had occurred at the beginning of the period:

         Revenue                                            $ 226,972,000
                                                              ===========

         Net earnings                                       $  15,627,000
                                                              ===========

         Earnings per share                                 $        0.29
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

3 Effective March 31, 1994 the Company sold substantially all of the assets of its former Acxiom Mailing Services operating unit to MorCom, Inc. ("MorCom") in exchange for the assumption of certain liabilities, $4,500,000 in cash, a mortgage note receivable, and $1,000,000 of preferred stock issued by MorCom. Additionally, the Company sold MorCom a software license to use certain applications of the Company's software. At June 30, 1996 the assets remaining on the Company's books related to this transaction were as follows:

         Mortgage note receivable (other assets)               $ 3,912,000
         Software license receivable (other assets)                640,000
         Preferred stock (other assets)                          1,000,000
         Trade accounts receivable                                 491,000
                                                                 ---------
                                                               $ 6,043,000
                                                                 =========

     In June 1996, MorCom ceased operations. In the first quarter of fiscal 1997 the Company established valuation reserves for the full amount of the software license receivable, preferred stock, and trade accounts receivable. In the second quarter, the Company obtained title to and sold a portion of the property related to the mortgage note, receiving proceeds of $949,000. The Company is negotiating a sale of the remaining property and has established a valuation reserve of $1,600,000 toward its ultimate disposition. Management believes that any further loss associated with this event will not be material to the financial statements.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Long-term debt consists of the following:
                                                December 31,        March 31,
                                                    1996              1996

     Unsecured revolving credit agreement      $  41,541,000        11,995,000

     Convertible note, payable April 30,
       1999 together with interest at 3.12%;
       collateralized by letter of credit;
       convertible at maturity into one
       million shares of common stock             25,000,000               ---

     9.75% senior notes, due May 1, 2000,
       payable in annual installments of
       $2,143,000 each May 1; interest is
       payable semiannually                        8,571,000        10,714,000

     8.94% note payable due in monthly
       installments of principal and interest
       of $50,000 with remaining balance due
       June 30, 1997; collateralized by real
       estate                                      4,092,000         4,264,000

     Other notes and capital lease obligations
       payable                                     3,373,000         3,778,000
                                                  ----------        ----------

               Total long term debt               82,577,000        30,751,000

     Less current installments                     3,935,000         3,866,000
                                                  ----------        ----------

     Long-term debt, excluding current
       installments                             $ 78,642,000      $ 26,885,000
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

                                               For the Nine Months Ended

                                         December 31, 1996    December 31, 1995
                                         -----------------    -----------------

     Net earnings                          $ 19,371,000           13,020,000
     Interest expense (net of tax effect)       334,000                  ---
                                             ----------           ----------
      Adjusted net earnings                $ 19,705,000           13,020,000
                                             ==========           ==========

     Earnings per share                          $ 0.33                 0.25
                                                   ====                 ====

     Weighted average shares outstanding     59,011,000           51,932,000
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

7. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4,250,000 and $1,880,000 at December 31, 1996 and March 31, 1996, respectively.

8. At a special meeting held on October 10, 1996, the Company's board of directors approved a two-for-one stock split effective November 11, 1996. The split has been effected in the form of a stock dividend. Certificates for the additional shares were mailed on November 12, 1996 to shareholders of record as of October 25, 1996. All share and per-share information in the financial statements has been restated to give effect to the stock split.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenue was a record $104,534,000 for the quarter ended December 31, 1996, a 47% increase over the same quarter a year ago. Excluding the impacts of the Pro CD and DMI acquisitions which were completed during the first quarter, revenue was up 25%. Direct marketing industry revenue of $35.8 million grew 61%, including the incremental revenue from DMI, together with growth in Acxiom UK, retail, and the high-tech business. Information and communications revenue of $24.7 million grew 116%, which includes the incremental revenue from Pro CD together with the revenues associated with the Polk Company ("Polk") data center outsourcing contract, for which revenues were not ramped up until the fourth quarter of the prior fiscal year. Financial services revenue of $20.3 million grew 12% including growth in DataQuick revenues of 29% and growth in credit card processing revenues of 6%. Insurance revenues of $19.1 million grew 20% primarily reflecting growth in Allstate contract revenues. Media/publishing revenues of $4.7 million grew 23%.

For the nine months ended December 31, 1996, consolidated revenue was $296,034,000, a 53% increase over the same period in the previous year. Excluding the effects of the Pro CD and DMI acquisitions, revenue was up 31% over the prior year. Direct marketing industry revenue grew 116%, including the additional revenue from DMI, and information and communications revenue grew 117%, including the additional revenue from Pro CD. Insurance, media/publishing, and financial services revenues grew 20%, 12%, and 3% respectively. The explanations cited in the prior paragraph also address these variances.

Operating expenses for the quarter increased 44% compared to the same quarter a year ago. Salaries and benefits increased 36%; however, excluding the effects of the acquisitions noted above the increase was 8%. Computer, communications and other equipment increased 38% compared to the prior year. After excluding the increases due to the acquisitions noted above, the increase was 29%, which was due to additional depreciation and other equipment costs related to increases in data center equipment. Data costs were up 20% due to increasing revenue under the Allstate contract. Other operating costs and expenses more than doubled from the prior year, but after adjusting for the impact of the acquisitions noted above, the increase was 33% largely due to increased costs associated with new contracts and higher levels of activity necessary to support increased revenues. Income from operations was 15.1% of revenue compared to 13.4% for the same quarter in the prior year.

Interest expense in the quarter increased due to increased levels of debt when compared to the year-earlier period. Other expense in the quarter consists primarily of the amortization of the excess of costs over fair value of net assets acquired (goodwill). This amortization is increased from the prior year due to amortization of goodwill associated with the DMI acquisition.

For the nine months ended December 31, 1996, operating costs and expenses increased 52% compared to the previous year. Salaries and benefits increased 48%, computer, communications and other equipment costs increased 61%, and other operating costs and expenses were up 115%. After adjusting for the impact of the
acquisitions  noted  above,   salaries  and  benefits  were  up  20%,
computer, communications and other equipment costs increased 51%, and other operating costs and expenses were up 38%. These expense increases in the nine months were largely due to the Polk and Trans Union Marketing Services contracts. Data expenses for the nine months were up 18% due to increases in revenue under the Allstate contract. Income from operations was 12.6% compared to 11.6% a year ago.

Interest expense for the nine months ended December 31, 1996 more than doubled from the prior year, due to higher levels of debt during the current year. Other expense for the nine months includes writedowns related to the MorCom property and preferred stock investment totaling $2,600,000 (see discussion below).

The Company's effective tax rate for both the quarter and nine-month period was 38.5% compared to 36.9% and 38.0% for the previous year's quarter and nine months, respectively. The Company expects the actual effective rate for the full fiscal year to remain in the 37-39% range.

Net earnings for the quarter increased 52% over the previous year, while net earnings for the nine months ended December 31, 1996 increased 49%. Earnings per share increased 36% and 32% for the quarter and nine months, respectively, while the weighted average number of shares outstanding increased 14% for each of the reported periods. The increase in the number of shares from the prior year is primarily due to the acquisitions of Pro CD and DMI during the first quarter of this fiscal year, while the net impact on net earnings of Pro CD and DMI was not significant.

Capital Resources and Liquidity

Working capital at December 31, 1996 was $35,913,000 compared to $22,855,000 at March 31, 1996. During the second quarter of this fiscal year, the Company's unsecured revolving credit agreement was increased to provide for revolving loans of up to $50,000,000, and now expires on July 31, 2001. The Company's short-term unsecured credit agreement, which expires on June 30, 1997, was increased to $1,500,000. At December 31, 1996, a total of $41,541,000 was outstanding under the revolving credit agreement and $1,500,000 was outstanding under the short-term credit agreement. The Company continues to classify as long-term debt the note payable totaling $4,092,000, which is due in full on June 30, 1997, as it is the Company's intention to retire this loan with additional proceeds from the revolving credit facility.

The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 35% at December 31, 1996 compared to 18% at March 31, 1996. The increase in the ratio is largely due to the issuance of a $25,000,000 convertible note for the purchase of DMI, plus the increase in the revolving credit agreement as noted above.

Cash provided by operating activities was $26,423,000 for the nine months ended December 31, 1996 compared to $20,065,000 for the same period a year earlier. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 54% compared to the year-earlier period, but the resulting increase in operating cash flow was partially offset by an $11,052,000 increase in accounts receivable during the period. Operating cash flow increased by 32% compared to the year-earlier period. In the current year, $46,749,000 was used by investing activities and $18,918,000 was provided by financing activities. Investing activities included $44,161,000 in capital expenditures compared to $28,590,000 in the prior year. The majority of the capital expenditures in the current year relate to the purchase of data center equipment for the Polk data center, the Trans Union data center, and the Company's Conway, Arkansas data center.

Management expects capital expenditures in the remaining quarter of the fiscal year to be approximately $10 million. Financing activities included paying off short-term bank debt incurred when the Company acquired DMI, and proceeds from additional borrowings under the revolving credit agreement.

While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated through future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs. Management is currently exploring the possibility of raising additional debt capital in order to fund future operations and anticipated capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.

Effective March 31, 1994 the Company sold substantially all of the assets of its former AMS operation in exchange for the assumption of certain liabilities, $4,500,000 in cash, a mortgage note receivable, and $1,000,000 of preferred stock issued by the buyer, MorCom, Inc. Additionally the Company sold MorCom a software license to use certain of the Company's software. In June 1996, MorCom ceased operations. In the first quarter of the fiscal year, the Company established valuation reserves for the full amount of the software license receivable, preferred stock, and trade accounts receivable. In the second quarter, the Company obtained title to and sold a portion of the property related to the mortgage note, receiving proceeds of $949,000. The Company is negotiating a sale of the remaining property and has established a valuation reserve of $1,600,000 for its ultimate disposition. Management believes that any further loss associated with this event will not be material to the financial statements.

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27       Financial Data Schedules

         (b)      Reports on Form 8-K.

                  None

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Acxiom Corporation




Dated:  February 3, 1997
                                         By:      /s/ Robert S. Bloom
                                            ------------------------------------
                                            (Signature)
                                            Robert S. Bloom
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

Exhibit Number                                        Exhibit

      27                                      Financial Data Schedules