Form 10-K
period 1997-03-31
ACXIOM CORP
filed 1997-07-01
CIK 733269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------------- to --------------.

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

        Securities registered pursuant to Section 12(b)of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of June 20, 1997 as reported on the Nasdaq National Market, was approximately $645,337,091. (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 20, 1997 was 51,815,787.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997 ("Annual Report") are incorporated by reference into Parts I and II.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 1997 ("1997 Proxy Statement") are incorporated by reference into Part III.

                   Forward-Looking Statements or Information

         Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed below under the heading "Additional Information Regarding Forward-Looking Statements" and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; Year 2000 issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors.

                                     PART I

Item 1.  Business

General

         The Company is in the business of data delivery and information integration and management for customers in the United States and the United Kingdom, and, to a smaller extent, Europe and Malaysia. While in the past the Company's traditional business was focused upon the provision of data processing and related computer-based services mainly to direct marketing organizations, the Company's business has expanded in recent years beyond the direct marketing industry. For some of its major customers, the Company provides assistance in the form of information/database management, data center management and/or the provision of data, the primary purpose of which may be for activities other than direct marketing. For example, the Company's largest customer, Allstate Insurance Company, uses the Company's information management services and data for the purpose of underwriting insurance. The Company's second largest customer, Trans Union Corporation, one of the three major credit bureaus in the U.S., has among other things outsourced the operation of its data center to the Company.

         In the traditional direct marketing area, the Company is one of the leading providers of computer-based marketing information services and marketing data. The Company offers a broad range of services and data to direct marketers and to other businesses which utilize direct marketing techniques such as direct mail advertising, database marketing and mining of data warehouses. The Company assists its customers with the marketing process, including project design, list brokering and management, list cleaning, list enhancement and list production, database creation and management, and fulfillment and consumer response analysis.

Corporate Information

         The Company was originally incorporated in 1969 as Demographics, Inc., an Arkansas corporation which later became known as Conway Communications Exchange, Inc. In connection with its initial public offering in 1983, the Company was reincorporated in Delaware as CCX Network, Inc. In 1988, the name Acxiom Corporation was adopted. The Company is headquartered in Conway, Arkansas, and has additional operations in twenty-three states, the District of Columbia, Canada, the U.K., and Malaysia. The Company employs approximately 3,050 employees ("associates").

         Two acquisitions were completed by the Company during the past fiscal year, both of which became effective in April 1996. The Company purchased substantially all of the assets and assumed certain liabilities of Direct Media(TM)/DMI, Inc. ("Direct Media"). Direct Media, the largest list management/list brokerage operation in the world, provides list management, list brokerage and other list consulting services to business-to-business and consumer list owners and mailers. See the detailed description of Direct Media's business below under "The Company's Products and Services, Acxiom Data Products Division."

         During the past fiscal year, the Company also acquired all of the outstanding capital stock of Pro CD(R), Inc. ("Pro CD"). Pro CD provides reference data, both on CD-ROM, batch, and on-line, including telephone data derived from telephone directories for the U.S. and Canada, mapping data, and related products and services. See the detailed discussion of Pro CD's business below under "The Company's Products and Services, Acxiom Data Products Division."

         The acquisitions of Direct Media and Pro CD were preceded by two acquisitions in the prior year, when the Company purchased the outstanding stock of Generator Datamarketing Limited ("Generator") and DataQuick(R) Information Systems ("DataQuick"). Generator, located in England, provides data and database marketing software, including the Rapidus(TM) product, and processing services to its customers. These services have been integrated with those of Acxiom U.K., Ltd., the Company's primary U.K. subsidiary.

         DataQuick, whose headquarters are in San Diego, California, provides real property information to support a broad range of applications including marketing, appraisal, real estate, banking, mortgage, credit/collection, insurance and research. The information is distributed on-line and via CD-ROM, list services, and microfiche. See the discussion below under "The Company's Products and Services, Acxiom Data Products Division."

Technology Applications

         In the past, the Company relied heavily in its traditional data processing business upon the use of mainframe hardware (older and less expensive versions) for batch processing, and utilized more current technology for on-line processing. Due to increased customer demand for access to information, the Company has begun using faster and more cost-effective ways to deliver its services through client/server and networking solutions. The Company has incorporated a number of new strategies into its processing environment: (1) Several of the Company's core application systems products have been re-engineered to run on a parallel processing architecture, thereby allowing the Company to significantly reduce its processing cycle time and improve the scalability of its legacy list processing applications; (2) Dedicated stand-alone mainframes have been utilized as attached processors to the Company's computing enterprise, resulting in the ability to off-load high volume list processing work onto cost efficient data processing platforms; (3) The Company installed a Local Area Network ("LAN") system and implemented extensive use of personal computers ("PCs") as front-end client workstations, providing a graphical user interface ("GUI") front-end user access capability to all internal and customer applications, as well as the ability to institute a client/server architecture within the Company's existing computing enterprise; and (4) Relationships with several third party decision support systems ("DSS") software providers have been developed pursuant to which the Company is authorized to sublicense the DSS products of such providers as part of its overall customer solution. The third party DSS providers with whom the Company currently has alliances are Oracle Corporation; Red Brick Systems, Inc.;
Microstrategy, Inc.; Arbor Software Corporation; Trajecta, Inc.; Business Objects, Inc.; Appsource Corporation; Exchange Applications, Inc.; and Informix Software, Inc. The Company has dedicated substantial manpower and computer resources to its DSS laboratory, whose purpose is to test the various third party DSS software products in real-time customer environments.

         To accommodate a balanced distribution of processes among the client/server technology, DSS and mainframes, the Company is incorporating an industry standard network environment using the "TCP/IP" protocol (Transmission Control Protocol/Internet Protocol), which is the standard currently used in most private networks.

For its applications to be able to interface in this new network environment, the Company has written a communications application program interface ("API") specifically for TCP/IP. The API may be used as a standard for the Company's applications that must communicate with other Acxiom applications (distributed processes and remote products). It is designed to fit into customer environments without imposing non-standard requirements on their desktops or networks. Using this simplistic approach, implementation of the Company's products at customer sites should be significantly easier than in the past.

         As the processes grow on the Company's server network, the requirement to move data across the network grows as well. To meet this requirement, the Company has adopted an infrastructure that will enable direct peer-to-peer communications between mainframe and server-based applications, along with increased bandwidth. This strategy is designed to provide much faster and more reliable application access than was available in the past. While management believes that this configuration will be adequate for the foreseeable future, the Company will continue to assess other technologies that can be implemented in a phased approach. Network stability and manageability are also being addressed to support this distributed environment. Management believes that this approach to networking enhances the Company's ability to deliver improved functionality within its network as well as connectivity to customer networks.

The Company's Products and Services

         Following the Company's recent acquisitions, a decision was made by management to realign the Company's business into four operating divisions in order to maximize synergies between similar business units. The divisions are referred to as the Acxiom Data Products Division, the Acxiom Services Division, the Acxiom International Division, and the Acxiom Alliances Division. The products and services of each division are discussed below:

         Acxiom Data Products Division

         The focus of the recent acquisitions has been to strengthen the Company's position as a leading provider of data. With the addition of the DataQuick real property data, the marketing lists managed by Direct Media, and the Pro CD reference data, the Company has made substantial progress towards this goal. When combined with the InfoBase(TM) data already offered by the Company and the Company's developing on-line Interactive Information Services offerings, opportunities exist for a variety of applications for the Company's existing customers. The acquisitions have also created the potential for new markets, such as the middle market and small companies market ("Middle Tier Market"), Internet and consumer markets.

         The Data Products Division is comprised of InfoBase, Direct Media, DataQuick, Pro CD and Interactive Information Services. Headquartered in Conway, Arkansas, the Division also has locations in Arizona, California, Colorado, Connecticut, Florida, Illinois, Massachusetts, Minnesota, Nevada, New Hampshire, New York, North Carolina, Ohio, Oregon, Vermont, Virginia, Washington, and Canada. Approximately 1,150 associates work in this division. The components of the Data Products Division are as follows:

         InfoBase provides list enhancement services to companies engaged in direct marketing to consumers. The household data which comprises the IBConsumerSM database is owned by data contributors who permit the Company to access their data for purposes such as list enhancement, list analysis, segmentation modeling, and merge/purge screening. The type of data made available includes consumer names and addresses, as well as such demographic information as age, gender, approximate income brackets, occupation, marital status, the presence of other household members, and car and home ownership. Management believes that the IBConsumer database is the most complete database of its kind in the United States, covering over 95% of all U.S. households.

         In addition to its IBConsumer database, the Company until recently offered a business database, IBBusinessSM, to companies engaged in direct marketing to businesses. The IBBusiness database was discontinued in May 1997 due to two of its three data suppliers having withdrawn their data from the combined file.

         InfoBase also offers a computerized listing (the "EDGE File") of all U.S. telephone book white page information. With the acquisition of Pro CD, which also compiles white page telephone directories, the combined expense of compiling updates to the EDGE File has significantly decreased. The Company markets the Pro CD file on CD-ROM to the Middle Tier Market, and markets both the Pro CD file and the EDGE file to large-volume users.

         Direct Media, the largest list management/list brokerage company in the world, provides list management, list brokerage, package insert marketing, internet marketing, Web site brokerage and management, and analytical and modeling services to business-to-business and consumer list owners and mailers. The Direct Media sales staff is the largest in the industry and has substantial experience in the market segments served by Direct Media. As a list manager, Direct Media controls over 1200 lists in the U.S. and 175 lists in the U.K. As a list broker, Direct Media offers a variety of services, including private prospecting databases from which a mailer may choose the lists that best fit its specific needs to build its own database. Cooperative databases are offered as a more economical alternative to the private databases. Included among the cooperative databases is SmartBase(TM), comprised of the mailing lists of hundreds of the country's best consumer merchandise vendors. By specifying the demographic characteristics of its targeted market (instead of requesting particular lists), a user may generate a mailing list using SmartBase. Management estimates that approximately 12% of all third class mail in the U.S. is processed through Direct Media. For 20 years prior to the acquisition, Direct Media had been one of the Company's primary customers. The acquisition has enabled the Company to offer its customers expanded capabilities and services which should result in a significant competitive advantage in the marketplace. By combining Direct Media's marketing expertise with the Company's software systems, more efficient mailing programs are possible for the Company's customers.

         DataQuick provides data products, list targeting, list fulfillment, and file enhancement centered around real property information. Data is gathered from a number of sources including county assessors, county recorders and the U.S. Census Bureau. DataQuick currently has 17 on-line databases containing information on over 70 million properties affecting over 140 million consumers across the country. Through alliances with several regional real property data providers in other parts of the U.S., DataQuick offers additional databases containing real property information on other major Metropolitan Statistical Areas ("MSAs") throughout the country. Several CD-ROM titles are offered, including Countywide Property Data (currently available for five western states), Assessors Parcel Maps (actual plat maps for the five states), and CD-ShareData(TM) (a product for lenders which can be used to measure market potential and analyze product performance). Specifically for the title insurance industry, DataQuick offers TitleShare(R), a product designed to assist in market share analysis and long-term planning; TOPS (Title Operations Property System), a product which provides property profiles; and GOTOPS, an Internet access product exclusively available to the title insurance industry which provides property reports with custom comparable sales, nearby homeowners, neighborhood information, U.S demographic census data, schools and maps, all for a defined area. DataQuick's ListServices(TM) division, which combines real property data with InfoBase demographic data, is used by target marketers for such purposes as determining types and sizes of homes, the year a home was built, and length of current ownership. Other lists focus on new homeowners who have moved within the last six months, and real estate investors. Another file provides market values, the available and lendable equity, loan-to-value ratio, and purchase and loan amounts. For the general public, DataQuick offers DQ Express where customized reports drawn from all its information databases can be obtained. In all, DataQuick has over 50 real property databases, products and services. The information is distributed on a variety of media: On-line, Internet, CD-ROM, magnetic tape, floppy disk, Bulletin Board Service (electronic transmission), microfiche, and hard copy reports or mailing labels. The DataQuick information has a broad range of applications and a variety of markets, including appraisal, real estate, banking, mortgage, investments, credit / collection, marketing, insurance, home improvements, home products marketing, and research. Management believes that the combination of the DataQuick information and services with the Company's other data products and marketing capabilities gives it a competitive advantage in the marketplace.

         Pro CD provides telephone data derived from telephone directories for the U.S. and Canada, mapping data, and other related reference products and services. These products are distributed as CD-ROM, on-line and batch products. Through its Select Phone(R) and Select Phone Deluxe(TM) family of products, Pro CD provides electronic telephone, name and address data for approximately 112 million residential and business listings as published in the U.S. and Canadian telephone directories, searchable by name, street, city, county, state, ZIP Code, telephone number, SIC (Standard Industry Classification) code, geographic location, and MSA. Pro CD's newest CD-ROM product, Listings Deluxe(TM), includes both residential and business listings, street level maps and other reference data combined within one product. Through its recently released Select Link(TM) product, Pro CD offers direct links to E-mail addresses, maps, census profiles, other companies' home pages, stock quotes, financials, weather information and other internet sites. Select Link also provides a subscription service which allows the user to conduct new searches or verify existing listings through a nationwide telephone database which is updated daily. Another product, Select Street Atlas(TM), is a complete street atlas that imports and displays lists of names and addresses from Select Phone or other databases. Another product, Select Mail(TM), is a postal program that edits and corrects addresses, and sorts and barcodes mailings to comply with postal regulations. The market for Pro CD's products includes the small office/home office market, the Middle Tier Market, including but not limited to real estate companies, financial service companies, law firms, companies requiring data for site licenses or for call center integration, and individual consumers. Management anticipates that the acquisition of Pro CD will allow the Company, through retail channels, to solicit both the Middle Tier Market and traditional markets for expanded sales of data-enriched products.

         Interactive Information Services provides customers with secure, on-line access to the demographic, real estate and telephone data described above. This information is available 24 hours a day, seven days a week, except for regularly scheduled weekly maintenance periods. Many traditional services of the Company are offered as well, including Addressability(R), an address standardization and geographic coding system that corrects and standardizes the city, state and ZIP Code components of an address, and which assigns the carrier route, ZIP+4, delivery point and other postal codes. Also offered is Geo-Coding On-Line, which is used to enhance a mailer's addresses with geo-demographic information. Other elements which may be overlayed are latitude, longitude, Census Tract Code, Census Block Code, and MSA Code.

         Acxiom Services Division and Acxiom International Division

         The services provided by the Acxiom Services Division and the Acxiom International Division have historically formed the core of the Company's business and continue to be key to its operations. The revenue units comprising the Acxiom Services Division are Citicorp, IBM, Retail, Insurance, Publishing, Telecommunications, Utilities, and High Tech Information Services. Approximately 650 associates are employed within this division, which is headquartered in Conway, Arkansas, with additional locations in California, Colorado, Georgia, Kansas, Minnesota, Missouri, New York, Texas and Washington, D.C.

         The International Division, with headquarters in London, England, employs approximately 600 associates. The revenue groups comprising this division are the U.K. Group (Financial Services/Insurance/Charities/Government, Fast Moving Consumer Goods & Fulfillment Services Delivery, Business International Business Development Group, and the Malaysia Group.

         Through the Services Division and the International Division, the Company offers data processing and related services to the direct marketing industry and to a variety of other businesses. Management believes, based upon its knowledge of the industry, that the Company is one of the leading suppliers of information services to the direct marketing industries in the United States and the United Kingdom, offering companies that use direct marketing access to extensive customer lists and databases of information, as well as providing a wide range of services and software that permit customers to precisely tailor their mailing lists in accordance with specifically targeted marketing plans.

         Efforts are currently underway to expand the International Division's services to customers in the Netherlands, France, Germany and Malaysia. Management believes that the market for the Company's services in such locations is largely untapped. Some of the considerations which must be considered include, but are not limited to, the following: Strict data protection laws in some countries would require the Company to make adjustments in the way in which it collects and disseminates data. Several European countries require an "opt-in" process whereby prior consent by an individual consumer is necessary in order for certain data about the consumer to be sold. Secondly, the Company's proprietary software would have to be adapted to fit the address requirements, languages and character sets of other countries. Thirdly, the strength of any local competing businesses would have to be evaluated. In addition, cultural differences would have to be taken into account.

         Currently, through the Services Division and the International Division, the Company provides computer-based targeted marketing support for direct marketers, which support consists of planning and project design, list cleaning, list enhancement, list order fulfillment, database services and response analysis. In addition to focusing upon direct marketing programs designed to obtain new business prospects for its customers, the Company assists its customers in creating marketing databases which enable the customers to focus upon developing their existing clientele. Such databases allow a marketer to analyze its customers' buying habits, and to narrowly target advertising campaigns to those customers who are most likely to respond. In addition, the Company offers integrated data processing software systems and enhancement services which provide its customers with rapid access to marketing information housed at the Company's Conway, Arkansas and Sunderland, England data centers.

         The direct marketing industry is composed of businesses that use direct mail order and other methods of direct consumer contact to promote their products or services. Unlike traditional forms of advertising which are aimed at a broad audience through print or broadcast media, direct marketing involves targeted advertising sent directly to potential customers. Historically, direct marketing programs have had a positive response rate of approximately 1 to 3%. Consequently, direct marketers are heavily dependent upon specific market information and the application of statistics and computer modeling to assist them in predicting market behavior and thereby maximizing the response rate. The products and services offered by the Company are designed to assist its customers to achieve a higher rate of return on their marketing investments by selectively targeting their marketing efforts to individuals who are most likely to respond.

         An integral aspect of the Services and International Divisions' business is offering the Company's customers access to extensive marketing lists and databases of information. The Company either provides its proprietary data or acts as a link between those who own or manage lists and those who buy or use lists for direct marketing purposes. Based upon its knowledge of the operations of its competitors and its customers, management believes that the Company has been entrusted with the largest aggregation of names, addresses and related data available to the U.S. and the U.K. direct marketing industry and to other businesses.

         Direct marketing programs require the analysis and segmentation of large amounts of data on past customers and known marketplace prospects to identify desired purchasing characteristics. Using advanced technology, the Company can integrate the diversified databases of its customers into a single database. Then external InfoBase data, consisting of demographic, behavioral and comparative customer information, is overlayed to create a unified customer database. The customer's information then becomes accessible and actionable enterprise-wide through the Company's proprietary desktop tools and services and/or through third party DSS tools.

         Typically, decision support involves the ability to extract user-defined segments from an aggregation of data ("data warehouse") via a query capability and then to profile and/or report on a data segment, as well as the ability to perform more detailed analysis. From the resulting information, specific targeted marketing strategies and personalized communications can be generated. Through its data communications network, the Company provides access to data warehouse information to drive decision support strategies for its customers. The Company also provides several decision support software tools and services which are designed to provide customers with access to their data warehouse resources and to further allow them to design and execute their strategic marketing initiatives. As noted above (see "Technology Applications"), the Company has expanded its architecture to include the DSS environment. In this area, the Company offers custom systems integration services that may combine the Company's software with third party DSS software products to provide a customized decision support solution for a customer or an industry.

         The Company's primary vehicle for rapid delivery of these services in the U.S. is its data communications network through which direct marketing customers receive authorized access to lists and databases housed at the Company's Conway data center. Management believes that the Company has one of the largest capacities for database management, mailing list processing and networking in the industry. Through its communication network, lists may be interrogated and regrouped with marketing information selected by a customer, including geographic, demographic, psychographic and previous consumer response data, so as to create the desired universe of names. A customer can then create, select, merge and enhance the lists available to it for even more precise market segmentation, thus enabling each mailing program to be tailored for a carefully targeted sales audience.

         The Company also offers several front-end desktop DSS products, including the third party DSS software described above (see "Technology Applications") and the Company's proprietary Acxiom MarketGuide(TM) and Rapidus products. Such products are designed to permit users with even minimal training to extract information from large databases via desktop computers. The Company has also established a unified software development team composed of both U.S. and U.K. associates. These associates will focus on the development of key generic software products for use by the Company's customers. Part of this initiative is aimed at linking Company tools and/or data with third party tools and/or data to provide a full function system to database marketers for data analysis, promotion design, database build, campaign fulfillment, management and tracking. This team is also involved in developing a PC-based software tool designed to provide support to marketers for campaign administration, response profiling and database scoring.

         In addition to the traditional marketing services provided by the Services Division, the Company, through its subsidiary, Acxiom RM-Tools, Inc. ("Acxiom RM-T") is managing the outside purchasing and internal processing of the consumer data Allstate Insurance Company ("Allstate") uses for the underwriting of its lines of automobile insurance. The five-year information management agreement initially entered into in 1992 is currently being renegotiated for an extended term. The functions now being performed for Allstate were previously handled through Allstate's various regional offices. The savings which result from Acxiom RM-T's management of this data are shared equally by the two parties. Under the agreement, Acxiom RM-T provides software systems and database management for Allstate to use in connection with new automobile insurance policies across the United States. Included among the data which Acxiom RM-T furnishes to Allstate is motor vehicle registration information, automatic claims history, driver information, financial stability information, vehicle verifications, property telephone inspections, property replacement costs and property claims history. In addition to using Acxiom RM-T's services in connection with writing new policies, Allstate uses software systems developed by Acxiom RM-T to help evaluate auto policy renewals and to market various types of insurance to new and existing customers.

         Allstate has the right to obtain a non-transferable, non-exclusive license to the core software utilized in processing Allstate's data, upon payment of the then current standard software license fee. The Acxiom RM-Tools software product, as jointly developed by the Company and Allstate, is also accessible for use by other personal lines property and casualty risk insurers. The agreement with Allstate reflects the Company's strategy to obtain long-term, large-volume contracts which generate predictable revenue. During the past fiscal year, Allstate accounted for approximately $67.7 million of total revenues.

         Through Acxiom RM-T, the Company is pursuing contracts with other insurance companies whereby Acxiom RM-T would provide information management services to assist with the insurers' risk management, underwriting and marketing functions. Together with Fair, Isaac and Company, Incorporated ("Fair Isaac"), a leading developer of scoring technology for the insurance and credit industries, Acxiom RM-T offers risk management information services to the insurance industry. The Company and Fair Isaac have completed development of InfoScore(TM), a demographic marketing scorecard for the personal lines insurance industry segment that is used to rank applicants by risk level.

         In addition to the data processing services offered by the Company in the U.K., the Company also provides comprehensive promotional materials handling and fulfillment services to its U.K. customers. Based upon its knowledge of the industry, management believes that it is one of the largest firms of its kind in the U.K. Among the services provided are promotional fulfillment, competition handling, in-bound telemarketing and response handling, lead monitoring, contract packing and mailing, coupon redemption, and optical character recognition support. Through the use of computerized tracking and monitoring systems, the Company is able to provide customers with current reports on the progress of their marketing campaigns and can furnish customers with information useful for promotion analysis and subsequent database campaigns. The Company's proprietary software product Tracx(TM) also provides support for points redemption processing for loyalty programs.

         Acxiom Alliances Division

         The Alliances Division encompasses strategic relationships which the Company has with its outsourcing and finance industry<F1> customers. The Company provides outsourcing services whereby it manages a customer's data center and/or provides information systems functions, both on-site at the customer's location and from the Company's Conway, Arkansas data center. The services currently provided by the Company to such customers include data center management; information management; hardware installation and support; account management systems; installation, support and enhancement of software; customized software programming; and licensing of the Company's proprietary software. For its finance industry customers, the Company provides more traditional direct marketing services as described above under the "Acxiom Services Division and Acxiom International Division" discussion.

         The revenue units within the Alliances Division are Trans Union, Polk, ADP, Guideposts, and three units within the Financial Services industry. Headquartered in Conway, Arkansas, the Alliances Division has additional operations in Colorado, Illinois, Kansas, Michigan, New York, Ohio, Texas and Virginia. Approximately 650 associates are in this division. A description of the Company's key relationships within the Alliances Division follows.

         Under a data center management agreement effective since 1992 with Trans Union Corporation ("Trans Union"), one of the three largest credit bureaus in the U.S., the Company, through its subsidiary Acxiom CDC, Inc., manages Trans Union's data processing center in Chicago, Illinois. In December 1996, the Company and Trans Union agreed to extend the data center management agreement through August 2005, three years beyond its original expiration date in 2002, for a term of 13 years. For additional discussion, see Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report on p. 39, which information is incorporated herein by reference. In addition, in 1994 an agreement was executed between the Company and Trans Union's Marketing Services Division. Under the Marketing Services Agreement, the Company provides all of the data processing services, as well as application enhancements, for Trans Union's Marketing Services Division. The term of that agreement, which originally expired in 2002, was also extended in December 1996 for an additional three years to 2005. Management anticipates aggregate revenues in excess of $400 million over the remaining life of both contracts. The preceding statement is a "forward-looking statement" for purposes of this Report and is qualified by the cautionary language that appears under the headings "Forward-Looking Statements or Information" and "Additional Information Regarding Forward-Looking Statements."

         In 1995, the Company entered into data center management agreements with Automatic Data Processing ("ADP"), and The Polk Company ("Polk"), one of the largest data compilation companies in the United States. Pursuant to the agreements, both companies outsourced certain of their data center functions to the Company. These functions have been transferred to the Company's Conway, Arkansas data center. The terms of the agreements are five (5) years and ten
(10) years, respectively. Annual revenues from the ADP agreement are expected to generate approximately $3 million, while annual revenues from the Polk agreement are expected to generate approximately $17 million. The preceding statement is a "forward-looking statement" for purposes of this Report and is qualified by the cautionary language that appears under the heading "Forward-Looking Statements or Information" and "Additional Information Regarding Forward-Looking Statements."


--------------------------
<F1>   All finance industry  customers  are served  by this  division, with  the exception of Citibank, N.A., which is served by the Acxiom Services Division.

         Pursuant to an agreement with Guideposts, Inc., A Church Corporation ("Guideposts"), one of the largest magazine publishers in the U.S., the Company manages Guideposts' data processing personnel, computer technology and operations. The agreement, which originally began in 1989, was recently extended for an additional ten year term. Under related agreements, the Company has agreed to provide software development services to Guideposts, and has sold all of the rights to the GS/2000 R97 subscription fulfillment software to Guideposts. Under the original 1989 agreement, the Company acquired an exclusive license to develop, and to ultimately purchase, Guideposts' proprietary subscription fulfillment software ("GS/2000(R)"). GS/2000 R97 is a Guideposts-specific version of the GS/2000 software. The Company stopped marketing other customized versions of GS/2000 in 1995, after having installed the customized software at three publishing companies and at one membership and continuity organization.

         The Alliances Division also has agreements with several major financial institutions. The Division's Financial Services Group provides various services, including traditional data processing and direct marketing services, database build and management services, and list enhancement services. (See the discussion above under "Acxiom Services Division and Acxiom International Division" for compete description of these traditional direct marketing services.) The Division continues to expand its coverage of the largest financial institutions within the U.S. through extensive sales and marketing efforts.

         It is the Company's intention to continue seeking outsourcing and information management agreements in the future. Because of the Company's skills and technology in the area of data processing, and because of the long-term contracts generally associated with such arrangements, management believes that these types of agreements will provide substantial benefits to the Company and will result in cost-effective data processing solutions for its customers.

Competition

         Acxiom Data Products Division - Competition

         Within the Data Products Division, the Company experiences competition as follows:

         There are at least five other companies which compete with InfoBase, including some of the companies who contribute their data to InfoBase. Management believes that InfoBase can effectively compete due to the leadership position which it has established in the industry thus far and due to its technical capabilities.

         Direct Media has approximately 50 smaller competitors in the business-to-business and consumer list brokerage/list management industry. Since Direct Media is the largest company of its type in the U.S. and has over 15% of the market share in this industry, management is of the opinion that Direct Media can effectively compete in the U.S. marketplace. With regard to its international operations, Direct Media has approximately 25 competitors. Management believes that such competitors' operations are not as extensive as those of Direct Media and that, therefore, Direct Media is well-positioned to compete in the U.K. and abroad. Management believes that by combining Direct Media's marketing expertise with the Company's other software systems, more efficient mailing programs are possible for the Company's customers than are available from competitors.

         DataQuick has two major competitors in connection with the distribution of property data to the real estate, finance and insurance industries. However, management believes that the expansion of data coverage by DataQuick from regional to national, combined with timeliness and reliability of its data, will place DataQuick in a competitive position within this industry. Management also believes that the combination of the DataQuick information and services with the Company's other data products and marketing capabilities gives it a competitive advantage in the marketplace.

         Pro CD previously had two primary competitors in the business of providing CD-ROM telephone listings and mapping data to consumers and small office/home office businesses. During the past year, one of the two competitors acquired the other, thus creating only one major competitor to Pro CD. Prior to the Company's acquisition of Pro CD, it was the leading retailer in its field. During the past year, however, the competition obtained a significant portion of Pro CD's market share by offering products which operated and looked similar to those of Pro CD at a substantially lower cost. Pro CD subsequently lost its leading position in the market. Management has implemented a strategy to regain market share by continuing to offer functionally superior products, becoming increasingly price competitive, and improving marketing efforts with respect to Pro CD's products. In addition, Pro CD will focus on combining its desktop functionality with information available through the Internet. It will also continue its efforts to sell its products directly to large corporations, which represent a fast-growing and highly profitable market.

         With regard to competitive  forces  affecting the services  provided by the Data Products Division's Interactive Information Services, the Company believes that its competitors in the traditional direct marketing industry are pursuing similar initiatives to offer services via the Internet. Management intends to focus on creating the technological infrastructure required to offer highly differentiated services to its customers. See, also, the discussion below under "Acxiom Services Division and Acxiom International Division - Competition."

         Acxiom Services Division and International Division  - Competition

         The Company experiences competition from at least six other service bureaus in the U.S. and ten in the U.K direct marketing industry with respect to certain targeted marketing services, including merge/purge, list enhancement, and database and data warehouse services. While some direct competitors are divisions of larger corporations having greater financial, research and development, and/or marketing resources than the Company, management believes that the Company's unique application software, its ability to build open solutions, its experience building and managing some of the largest databases within the industry, its knowledge of the various industries it serves, its business partner relationships, and the skills and experience of its associates enable it to effectively compete. Technological developments are expected to continue at a rapid pace in the field of direct marketing database management and market data collection, analysis and distribution, and management intends to utilize the best tools available to it to build fully integrated solutions that meet each customer's unique requirements. It is management's belief that most of its competitors do not provide their customers with such solution flexibility.

         There are many diverse businesses which offer DSS software and/or services. However, based upon the broad spectrum of software and services in the marketplace, the Company's recent alliances with various DSS software providers (see "Technology Applications" above), and the Company's unique data management services, management believes that the effects of competition are minimal. In addition, management believes that by using the TCP/IP protocol (discussed above under "Technology Applications"), the Company's products will be significantly less difficult to implement at customer sites. Management further believes that through continued investment in research and development, the Company will be able to maintain or improve its present position in the marketplace. See "Research and Development," below.

         Acxiom Alliances Division - Competition

         The Company is aware of numerous other major businesses which offer outsourcing services and/or information management services. Due to the recent emergence of this industry, and due to the fact that the market for such services remains largely untapped, the Company anticipates that the effects of competition will be minimal. With respect to software licensing, despite the existence of other vendors, the Company likewise anticipates minimal competitive effects due to the unique nature of the Company's software and the breadth of the potential marketplace.

         With regard to competitive forces affecting the services provided by the Alliances Division to its finance industry customers, see the discussion above under "Acxiom Services Division and Acxiom International Division - Competition."

Customers

         The Company's customers include financial institutions, insurance companies, consumer credit organizations, utility companies, seminar companies, communications companies, catalogers, retailers, television shopping networks, publishers, consumer goods manufacturers, membership and continuity associations, real estate and appraisal firms, title companies, advertising agencies, charities, and governmental entities. Other customers include list users (direct mailers and telemarketers), list owners (customers who generate and own their lists), and list managers and brokers (agents who manage lists and provide direct marketing consulting services). In addition to its larger corporate customers, the Company's customers include small to mid-size business owners and individuals who are retail purchasers of the Pro CD reference CD-ROM products. Although most of the Company's customers are in the U.S. and the U.K., the Company has a small number of customers in Canada, the Netherlands, France and Malaysia. Many are companies which specialize in the direct marketing industry, as well as the marketing departments of large corporations who have turned to targeted marketing techniques to sell their goods and services. The Company also provides data processing and information management services to companies that are not in the direct marketing business. The Company's practice has been to extend payment terms to its customers for periods of up to 60 days and, accordingly, the Company uses operating capital to finance its accounts receivable. In fiscal 1997, the following customers accounted for 10% or more of the Company's total revenue: Allstate Insurance Company (16.8%) and Trans Union Corporation (14.1%).

Additional Information Regarding Forward-Looking Statements

         This Report on Form 10-K and the Company's Annual Report to Shareholders include, and future SEC filings by the Company and future oral and written statements by the Company and its management may include certain forward-looking statements. Such statements which may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Some of the factors that could cause the Company's actual results and other matters to differ materially from the results, projections and expectations expressed in the forward-looking statements are set forth below. There may be additional factors which could also affect actual results.

Consumer Privacy, Legislative and Regulatory Concerns

          There could be a material adverse impact on the Company's direct marketing and data sales business due to the enactment of legislation or industry regulations arising from, among other things, the increase in public concern over consumer privacy issues. Restrictions upon the collection and use of information which is currently legally available could be adopted, in which case the cost to the Company of collecting certain kinds of data might be materially increased. It is also possible that the Company could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect the Company's business.

         Senior management of the Company has taken a proactive role in the privacy arena. Internally, the Company has formulated and distributed to each of its associates a written privacy policy which supports consumers' rights to control the dissemination of information about themselves. Privacy is included as a topic in the Company's corporate culture education program in which all associates participate. Associates of the Company are required to sign a privacy acknowledgment form as a condition of continued employment. The privacy policy reflects the Company's continuing commitment to strict data security systems, as well as the Company's support of the Direct Marketing Association's ("DMA") Mail and Telephone Preference Service programs, which permit consumers to "opt-out" of unrequested marketing solicitations. The Company has adopted a practice of purging its customers' prospecting databases of all names appearing on such DMA opt-out lists free of charge.

         In addition, the Company includes in its customer contracts a commitment that any data sent to the Company has been legally obtained and that the customer's subsequent use of any data received from the Company will be in compliance with all data protection laws, as well as with applicable industry policies. The Company also includes in its information provider contracts a commitment that the data the Company receives has been legally obtained for the uses to which it will be put, and the Company further agrees to comply with any restrictions that the providers place upon the data.

         The Company also participates in other industry-specific associations focused on privacy issues such as the Magazine Publishers Association and the Advertising and Mail Marketing Association.

Loss of Data and/or Customer Lists

         The Company could suffer a material adverse effect if owners of the data used by the Company were to withdraw the data from the Company. In order to reduce this risk, management has undertaken a strategy to obtain ownership of as much data as possible, and, in the alternative, to enter into long-term data supply agreements with the data owners that remain essential to its business.

         The owners of the marketing lists maintained by the Company could decide to remove their lists from the Company's possession, and if a substantial number of lists were removed, a material adverse impact upon the Company's operations could result. However, management believes that any such actions are unlikely in that the value of the lists is enhanced through manipulation by the Company's software and through combination with other lists. Further, management believes that the Company's acquisition of Direct Media has further solidified the Company's relationship with many list owners. Historically, only a few list owners utilizing the Company's services have removed their lists.

Effects of Short-Term Contracts

         While approximately 50% of the Company's total revenue is currently derived from long-term (over three years) customer contracts, the remainder is not. With respect to that portion of the business which is not under long-term contract, revenues are less predictable, and the Company must consequently engage in continual sales efforts to maintain its revenue stability and future growth. Management has emphasized the importance of securing as much revenue as possible under long-term contracts, having increased the percentage from 9% to 50% over the past five years.

Technology Challenges

         Maintaining technological competitiveness in its data products, processing functionality, software systems and services is key to the Company's continued success. The Company's ability to continually improve its current processes and to develop and introduce new products and services is essential in order to meet its competitors' technological developments and the increasingly sophisticated requirements of its customers. If the Company failed to do so, its business could be materially adversely affected.

Year 2000 Issues

         The Company has developed an internal plan to address the effects of the imminent century change upon the Company's internal software (the "Year 2000" issue). The Company is currently implementing a full 4-digit-year format solution, believed by the Company to be the only complete, permanent, and obvious resolution of this issue, in the following manner: (1) all dates currently stored with a 2 position year (YY) will be stored with a 4 position year (CCYY); (2) all routines using these fields to handle the new format will be changed; and (3) installation of upgrades to hardware/operating systems date routines to return Year 2000 compliant dates that can be stored in the same format. Notwithstanding, many records of the Company are already at a maximum physical record length or such that changes to the layout would require extensive changes to routines not directly affected by the Year 2000 date issues. As a result, implementation to the permanent 4-digit solution will be an on-going process for the Company that may take several years. In the short-term, the Company will use a combination of the 4-digit dates and industry standard bridging technologies (e.g., fixed window technique, sliding window technique, 2-digit encoding/compression scheme) for processing date fields to bring all of the Company's internal applications to a compliant position.

Loss of Data Center Capacity or Interruption of Telecommunications Links

         The Company's success is dependent upon its ability to protect its various data centers against damage from fire, power loss, telecommunications failure or other disasters. The on-line services provided by the Company are dependent on links to telecommunications servers. Management has taken reasonable precautions to protect its data centers and telecommunications links from events that could interrupt the Company's operations. Any damage to the Company's data centers or any failure of the Company's telecommunication links that causes interruptions in the Company's operations could have a material adverse effect on the Company's business.

Acquisitions

         The Company's growth strategy currently includes growth through acquisitions. While management believes that the Company has been reasonably successful implementing this strategy during the past two years, there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into the Company's operations.

Postal Rate Increases

         The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. The most recent postal rate increase, which became effective in January 1995, and any future increases will, in the Company's opinion, force direct mailers to mail fewer pieces and to target their prospects more carefully. Through its software products and data processing services, the Company has the capability to assist its direct marketing customers to target their mailings to consumers who are most likely to favorably respond, thereby meeting its customers' increasing need to market more effectively. The Company experienced no significant negative financial impact as a result of the most recent postal rate increase, but there is no assurance that future postal increases will have no impact upon the Company.

Other Factors

         Revenues could be materially adversely affected if the Company failed to be competitive within its industry. In addition, the expenses associated with acquiring data, and the timing of acquisitions and the costs and expenses associated therewith, might also affect operating results. A downturn in the general economic conditions in the primary marketplaces served by the Company could also have a material adverse effect upon the Company's business.

Item 2.  Properties

         The following table sets forth the location, ownership and general use of the principal properties of the Company.

       Location                       Held                       Use

Acxiom Corporation:
  Conway, Arkansas            Five facilities held      Principal executive
                              in fee; one facility      offices; customer
                              secures a $4,031,000      service facilities and
                              encumbrance               computer equipment space

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

Acxiom/Direct Media,
 Inc.:
  Greenwich, Connecticut      Lease                     Office space; customer
                                                        service facility

Acxiom Great Lakes Data
 Center, Inc.:
  Taylor, Michigan            Lease                     Office and computer
                                                        equipment space

Acxiom U.K., Ltd.:
  (a) London, England         Lease                     Office space; customer
                                                        service facility

  (b) Sunderland, England     Held in fee               Office space; computer
                                                        equipment and warehouse
                                                        space

DataQuick Information
 Systems, Inc.:
  San Diego, California       Lease                     Office space; customer
                                                        service facility

Pro CD, Inc.:
  Danvers, Massachusetts      Lease                     Office space; warehouse
                                                        space

         The Company's headquarters are located in Conway, Arkansas and consist of office buildings and a data processing center.

         Pursuant to its data center management agreement with Trans Union discussed above under Item 1, the Company leases office and computer equipment space at Trans Union's corporate headquarters in Chicago, Illinois.

         Pursuant to its data center management agreement with Polk discussed above under Item 1, the Company leases office and computer equipment space in Taylor, Michigan. In addition, the Company leases office space in Brewery Park, Michigan, Cincinnati, Ohio and Denver, Colorado in connection with the services the Company provides to Polk.

         The Company's International Division's corporate and customer service operations in London, England are presently housed in two principal buildings, both of which are leased. The Company also owns a facility in Sunderland, England where data processing and fulfillment services operations are housed.

         As a result of the Company's acquisition of DataQuick, the Company leases two facilities in San Diego, California. DataQuick also leases sales office space in California, Arizona, Nevada, Oregon and Washington.

         Due to the acquisition of Direct Media, the Company leases primary office and customer service space in Greenwich, Connecticut. In addition, the Company leases sales office space in California, Florida, Illinois, New Hampshire, New York, North Carolina, Ohio and London, England. In connection with the Company's acquisition of Pro CD, the Company leases office and warehouse space in Danvers, Massachusetts, as well as sales office space in California and Minnesota.

         In addition to the foregoing, pursuant to the Guideposts data processing agreement, Guideposts provides office and computer equipment space for the Company's use at Guideposts' corporate headquarters in Carmel, New York.

         The Company also leases sales offices in California, Illinois, Kansas, Massachusetts, New York, North Carolina, Texas, Virginia, Washington, D.C. and Wisconsin.

         In connection with the previous operation of its mailing services division, the Company owns a warehouse facility in Warminster, Pennsylvania, which it is presently leasing to a third party who has entered into a sale agreement with the Company to purchase the property. The Company also owns a warehouse facility in Philadelphia, which is currently subject to a sale agreement.

         In general, the offices, customer service and data processing facilities of the Company are in good condition. Management believes that its facilities are suitable and adequate to meet the current needs of the Company. As such, management believes that no substantial additional properties will be required during fiscal 1998. A portion of the real property owned by the Company is pledged to secure notes payable. For additional discussion, this information appears in Notes 4 and 5 of the Notes to Consolidated Financial Statements in the Company's Annual Report at pp. 33-34, which information is incorporated herein by reference.

Item 3.  Legal Proceedings

         The information required by this Item appears in Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report at p. 40, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

          Each of the Company's executive officers, including position held, age, and year of initial appointment as an executive officer and business experience for the past five years, is listed below:
                                                                         Year
Name                      Position Held                      Age        Elected

Charles D. Morgan (a)     Chairman of the Board              54          1972
                          and President (Company Leader)

Rodger S. Kline (b)       Chief Operating Officer,           54          1975
                          Treasurer and Director

James T. Womble (c)       Division Leader and Director       54          1975

Paul L. Zaffaroni (d)     Division Leader                    50          1990

C. Alex Dietz (e)         Division Leader                    54          1983

Jerry C.D. Ellis (f)      Division Leader                    47          1991

Robert S. Bloom (g)       Chief Financial Officer            41          1992

------------------------------------

(a) Mr. Morgan joined the Company in 1972. He has been Chairman of the Board of Directors since 1975, and serves as the Company's president (Company Leader). He was employed by IBM Corporation prior to joining the Company. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

(b) Mr. Kline joined the Company in 1973. He has been a director since 1975, and serves as the Company's chief operating officer and treasurer. Prior to joining the Company, Mr. Kline was employed by IBM Corporation. Mr. Kline holds a degree in electrical engineering from the University of Arkansas.

(c) Mr. Womble joined the Company in 1974. He has been a director since 1975, and serves as one of the Company's four division leaders. Prior to joining the Company, Mr. Womble was employed by IBM Corporation. Mr. Womble holds a degree in civil engineering from the University of Arkansas.

(d) Mr. Zaffaroni joined the Company in 1990. He serves as one of the Company's four division leaders. Prior to joining the Company he was employed by IBM Corporation for 21 years, most recently serving as regional sales manager. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

(e) Mr. Dietz joined the Company in 1969 and served as a vice president until 1975. Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to the Company in 1979, Mr. Dietz served as senior level officer of the Company and is presently one of the Company's four division leaders. Mr. Dietz holds a degree in electrical engineering from Tulane University.

(f) Mr. Ellis joined the Company in 1991 as managing director of the Company's U.K. operations. He serves as one of the Company's four division leaders. Prior to 1991, Mr. Ellis was employed for 22 years with IBM Corporation, serving most recently as assistant to the CEO of IBM's U.K. operations. Prior to that, Mr. Ellis served as branch manager of the IBM U.K. Public Sector division.

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

Item 6.  Selected Financial Data

         The information required by this Item appears in the Company's Annual Report at pp. 20-21, which information is incorporated herein by reference.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Directors" in the Company's 1997 Proxy Statement at pp. 4-5 and under the caption "Section 16(a) Reporting Delinquencies" in the Company's 1997 Proxy Statement at p. 13, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required by this Item appears under the heading "Compensation of Directors and Company Leaders" in the Company's 1997 Proxy Statement at pp. 6-10, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The  information  required  by this Item  appears  under  the  headings
"Principal Shareholders" and "Equity Ownership of Directors and Executive Officers" in the Company's 1997 Proxy Statement at pp. 2-3, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Transactions

         The information required by this Item appears under the heading "Certain Transactions" in the Company's 1997 Proxy Statement at pp. 12-13, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

                                                                          Page

Consolidated Balance Sheets as of March 31, 1997 and 1996                  26

Consolidated Statements of Earnings for the years ended
March 31, 1997, 1996 and 1995                                              27

Consolidated Statements of  Stockholders' Equity for the
years ended March 31, 1997, 1996 and 1995                                 28-29

Consolidated Statements of Cash Flows for the years ended
March 31, 1997, 1996 and 1995                                              30

Notes to the Consolidated Financial Statements                            31-41

Independent Auditors' Report                                               42

                  2.       Financial Statement Schedule.

                           The  following  additional  information for the years
1997, 1996 and 1995 is submitted herewith and appears on the two pages immediately preceding the signature page of this Report on Form 10-K.


Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1997, 1996 and 1995


            All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                    3.     Exhibits and Executive Compensation Plans.

                           The following  exhibits are filed with this Report or
are incorporated by reference to previously filed material.

Exhibit No.

3(a)     Amended and Restated Certificate of Incorporation  (previously filed as
         Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to
         Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

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

10(f)    Acxiom Corporation U.K. Share Option Scheme

10(g)    Leadership Compensation Plan

10(h) Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No.
         0-13163, and incorporated herein by reference)

10(i) Asset Purchase Agreement dated April 1, 1996 between the Company and Direct Media/DMI, Inc. (previously filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 30, 1996, Commission File No. 0-13613, and incorporated herein by reference)

13       Portions of the Company's Annual Report

21       Subsidiaries of the Company

23       Consent of KPMG Peat Marwick LLP

24       Powers  of  Attorney for  Robert S. Bloom,  Dr. Ann H. Die,  William T.
         Dillard II,   Harry L. Gambill,   Rodger S. Kline,   Charles D. Morgan,
         Robert A. Pritzker, Walter V. Smiley and James T. Womble

27       Financial Data Schedule

         Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this
Report:

                    - Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation
                    -      Acxiom Corporation U.K. Share Option Scheme
                    -      Leadership Compensation Plan
                    -      Acxiom Corporation Deferred Compensation Plan*
                    -      Acxiom Non-Qualified Deferred Compensation Plan

-------------------------------

*  To date, only one grant has been made, in 1990.

                    4.     Reports on Form 8-K.

                           None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Acxiom Corporation


Under date of May 14, 1997, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


Little Rock, Arkansas
May 14, 1997

                                                                    Schedule II


                      ACXIOM CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended March 31, 1997, 1996 and 1995



                           Additions
               Balance at  charged to    Other    Bad debts    Bad      Balance
               beginning   costs and   additions   written    debts     at end
               of period    expenses    (note)       off    recovered  of period


1997:
 Allowance
 for
 doubtful
 accounts,
 returns
 and
 credits     $ 1,880,000   4,399,000   4,800,000   7,044,000  298,000  4,333,000
               =========   =========   =========   =========  =======  =========


1996:
 Allowance
 for
 doubtful
 accounts,
 returns
 and
 credits     $ 2,143,000     150,000     131,000     726,000  182,000  1,880,000
               =========     =======     =======     =======  =======  =========


1995:
 Allowance
 for
 doubtful
 accounts,
 returns
 and
 credits     $ 1,086,000   1,656,000     178,000     803,000   26,000  2,143,000
               =========   =========     =======     =======   ======  =========

Note  -  Other additions  in 1997 represent the  valuation  accounts acquired in the Pro CD and DMI acquisitions. Other additions in 1996 represent the valuation accounts acquired in the Generator and DataQuick acquisitions. Other additions in 1995 represent the valuation account acquired in the InfoBase acquisition. See notes 8 and 15 of notes to consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

                                         ACXIOM CORPORATION

Date:  June 30, 1997                     By: /s/ Catherine L. Hughes
                                            -------------------------
                                            Catherine L. Hughes
                                            Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

Robert S. Bloom*                Chief Financial Officer            June 30, 1997
---------------------------     (Principle accounting officer)
   Robert S. Bloom

Dr. Ann H. Die*                 Director                           June 30, 1997
---------------------------
   Dr. Ann H. Die

William T. Dillard II*          Director                           June 30, 1997
---------------------------
    William T. Dillard II

Harry C. Gambill*               Director                           June 30, 1997
    Harry C. Gambill

Rodger S. Kline*                Chief Operating Officer,           June 30, 1997
---------------------------     Treasurer and Director
    Rodger S. Kline             (Principle financial officer)

Charles D. Morgan*              Chairman of the Board and          June 30, 1997
--------------------            President (Company Leader)
    Charles D. Morgan           (Principle executive officer)

Robert A. Pritzker*             Director                           June 30, 1997
    Robert A. Pritzker

Walter V. Smiley*               Director                           June 30, 1997
    Walter V. Smiley

James T. Womble*                Division Leader and Director       June 30, 1997
--------------------
    James T. Womble


*By: /s/ Catherine L. Hughes
    -------------------------
    Catherine L. Hughes
    Attorney-in-Fact

                                 EXHIBIT INDEX

                             Exhibits to Form 10-K

Exhibit
  No.                                    Exhibit

3(a)     Amended and Restated Certificate of Incorporation  (previously filed as
         Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to
         Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

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

10(f)    Acxiom Corporation U.K. Share Option Scheme

10(g)    Leadership Compensation Plan

10(h) Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No.
         0-13163, and incorporated herein by reference)

10(i) Asset Purchase Agreement dated April 1, 1996 between the Company and Direct Media/DMI, Inc. (previously filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 30, 1996, Commission File No. 0-13613, and incorporated herein by reference)

13       Portions of the Company's Annual Report

21       Subsidiaries of the Company

23       Consent of KPMG Peat Marwick LLP

24       Powers  of  Attorney for  Robert S. Bloom,  Dr. Ann H. Die,  William T.
         Dillard II,   Harry L. Gambill,   Rodger S. Kline,   Charles D. Morgan,
         Robert A. Pritzker, Walter V. Smiley and James T. Womble

27       Financial Data Schedule

EXHIBIT 10(e)

              AMENDED AND RESTATED KEY ASSOCIATE STOCK OPTION PLAN
                                       OF
                               ACXIOM CORPORATION
                               As of May 28, 1997

         1. Establishment, Continuation, and Purpose. On November 9, 1983, the Board of Directors (the "Board") and the shareholders of Acxiom Corporation (formerly CCX Network, Inc.) (the "Company") approved the adoption of the CCX Network, Inc. Incentive Stock Option Plan and the CCX Network, Inc. Nonstatutory Stock Option Plan. Such plans were amended and restated effective as of April 22, 1987 so as to combine the two separate plans into one plan (the "Plan") and to comply with certain provisions of the Tax Reform Act of 1986. Subsequent amendments were adopted on July 20, 1988; January 30, 1991; May 26, 1993; May 24, 1995, July 23, 1996 and May 28, 1997. The purpose of the Plan is to further the growth and development of the Company and any of its present or future subsidiary corporations, as hereinafter defined, by granting to certain key associates of the Company and any subsidiary corporation, as an incentive and encouragement to stock ownership, options to purchase shares of common stock of the Company, $.10 par value ("Common Stock"), thereby offering such key associates a proprietary interest in the Company's business and a more direct stake in its continuing welfare, and aligning their interests with those of the Company's stockholders.

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

         4. Shares Subject to the Plan. The shares which may be granted pursuant to the Plan shall be authorized and unissued shares of Common Stock not exceeding in the aggregate 15,200,000 shares.

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

         For purposes of this Plan, a "key associate" shall mean employees of the Company or its affiliates, directors, officers (whether or not they are directors), independent contractors and consultants who render those types of services which tend to contribute materially to the success of the Company or an affiliate or which reasonably may be anticipated to contribute materially to the future success of the Company or an affiliate.

No executive officer named in the Summary Compensation Table of the Company's then current Proxy Statement shall be eligible to receive in excess of 600,000 options in any three-year period.

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

         7. Exercise Period. Subject to paragraph 18, the period for exercising an option (the "Exercise Period") shall be such period of time as may be designated by the Committee at the time of grant, except that:

                  (a) If a Participant retires during the Exercise Period, such option shall be exerciseable only during the three (3) months following the effective date of retirement, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

                  (b) If a Participant terminates his or her employment by reason of disability, such option shall be exerciseable only during the six (6) months following such termination, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

                  (c) If a Participant dies during the Exercise Period, such option shall be exerciseable by the executors, administrators, legatees or distributees of the Participant's estate only during the twelve (12) months following the date of death, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

                  (d) If a Participant ceases to be an associate of the Company for any cause other than retirement, disability or death, such option shall be exerciseable only during the three (3) months following such termination, but in no event after the expiration of the Exercise Period, unless the Committee in its discretion provides otherwise.

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

         13. Transferability. Current and future nonqualified options granted under the Plan may be transferred by a Participant to (i) the Participant's family members (whether related by blood, marriage, or adoption); (ii) trust(s) for the benefit of family members; (iii) family partnerships and/or family limited liability companies; and (iv) former spouse(s) pursuant to divorce. The Committee may, in its sole discretion, permit transfers to other persons or entities upon the request of a Participant. Subsequent transfers of transferred options may only be made to one of the permitted transferees named above, unless the Committee has approved of such subsequent transfer. Otherwise, such transferred options may be transferred only by will or the laws of descent and distribution. Concurrently with any transfer, the transferor shall give written notice to the Plan's then current stock option administrator of the name and address of the transferee, the number of shares being transferred, the date of grant of the options being transferred, and such other information as may reasonably be required by the administrator. Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer. The events of termination of employment set forth in Section 7 of the Plan shall continue to be applied with respect to the original Participant, following which the options shall be exerciseable by the transferee only to the extent that they could have been exercised by the Participant. The Company disclaims any obligation to provide notice to a transferee of any termination or expiration of a transferred option.

         14. Conditions to Exercise of Options. The Committee may, in its discretion, require as conditions to the exercise of options and the issuance of shares thereunder either (a) that a registration statement under the Securities Act of 1933, as amended, with respect to the options and the shares to be issued upon the exercise thereof, containing such current information as is required by the Rules and Regulations under said Act, shall have become, and continue to be, effective; or (b) that the Participant (i) shall have represented, warranted and agreed, in form and substance satisfactory to the Company, both that he or she is acquiring the option and, at the time of exercising the option, that he or she is acquiring the shares for his/her own account, for investment and not with a view to or in connection with any distribution; (ii) shall have agreed to restrictions on transfer, in form and substance satisfactory to the Company; and
(iii) shall have agreed to an endorsement which makes appropriate reference to such representations, warranties, agreements and restrictions both on the option and and on the certificate representing the shares.

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

                                 EXHIBIT 10(f)


                              ACXIOM(R) CORPORATION

                            U.K. SHARE OPTION SCHEME


                          Adopted on November 18, 1987

                          Incorporating amendments made
                        by the Board on 17 December 1990,
                               on 8 March 1993, on
                          26 May 1993, on 24 July 1996,
                     on 23 October 1996, and on 28 May 1997

                 Part A approved by the Board of Inland Revenue
                             under Finance Act 1984
                              under reference X2945



                                                                 CLIFFORD CHANCE
                                                           200 Aldersgate Street
                                                                 London ECIA 4JJ

                                                          Ref:   DPP/A1848no/RTT
                                                       WP  Ref:  DPP/DPP$086D.06
                                                        (previously DJL$07D3.21)

                               ACXIOM CORPORATION
                            U.K. SHARE OPTION SCHEME

                            PART A: APPROVED OPTIONS

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

         "the Company" - Acxiom Corporation

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

         "Material Interest" - An interest in the Company or another company on any date or within the preceding twelve months determined in accordance with the provisions of paragraphs 4(l)(b) and 4(4) of Schedule 10 of the Finance Act 1984.

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

         "Subscription Price" - The amount payable for Option Shares on the exercise of an Option granted hereunder, and to be determined in accordance with paragraph C below.

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

        (f)      the date of grant,

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

D.      LIMITATION

(1) An Option shall not be granted to a Qualified Person if the aggregate subscription price for--

        (i)      the Option Shares to be subject to the Option; and

        (ii) all shares under option or acquired on the exercise of an option by the Qualified Person pursuant to the Scheme or any other scheme approved under Schedule 10 to the Finance Act 1984 which is established by the Company or any Associated Company would exceed (pound)30,000

(2) For the purposes of sub-rule (1) above the exchange rate of pounds sterling to U.S. dollars on any day shall be taken as the average of the buy and sell exchange rates quoted by the Wall Street Journal on the business day preceding the date of grant.

E.      EXERCISE AND LAPSE OF OPTIONS

(1) Subject to (2) below, the Option is not to be exercisable unless:

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

(2) The Option shall, in the following circumstances but subject to the provisions of this Rule E, be exercisable earlier or otherwise than as aforesaid:

         (i) if the Option Holder ceases to be a Qualified Person before the commencement of the Option Period or (if the Option Period shall have commenced) while an Option Period is current: by reason of injury, disability or redundancy (within the meaning of the Employment Protection (Consolidation) Act 1978) or by reason of retirement on reaching pensionable age within the meaning of Schedule 20 to the Social Security Act 1975 or any other age at which he is bound to retire in accordance with the terms of his contract of employment whereupon the Option may be exercised until the expiry of the latest of--

                  (a)      six months of his so ceasing;

                  (b) three years and six months after the date of Grant of the Option; and

                  (c) three years and six months fter the date (prior to cessation) that the Option Holder last exercised an option in circumstances in which paragraphs (a) and (b) of subsection 3 of Section 38 of Finance Act 1984 apply and thereafter the Option shall lapse;

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

         (iv) in the event that notice is duly given to the stockholders of the Company of a proposal to merge, amalgamate, or otherwise reconstruct the capital of the Company or to dissolve or wind-up the Company or in the event an offer to purchase the Shares shall be made to the holders of Shares generally (where any person obtains control of the Company as a result) then the Option Holders may exercise the Option immediately prior to:

                 (a)      such merger, amalgamation or reconstruction; or

                 (b)      the commencement of such dissolution or winding-up; or

                 (c) the lapse of an offer to purchase shares by virtue of which a person obtains control of the Company

         (v) for the purposes of the foregoing sub-clause (iv) a person shall be deemed to have obtained control of the Company if he and others acting in concert with him have together obtained control of it.

(3) Each period referred to in Rule E(2) shall in any event end not later than ten years from the date of grant of the Option.

(4) Any Option that is exercisable on the attainment of a performance target specified pursuant to Rule B(4) shall lapse (if and to the extent not waived by the Committee with the prior approval of the Board of Inland Revenue) if such performance target has not been attained.

(5) No Option is to be exercised if the Option Holder has a Material Interest.

(6) Exercise of an Option is to be by application in writing addressed to the Company and specifying the number of Option Shares in respect of which the Option is being exercised on that occasion and accompanied by payment in full of the Subscription Price for each Option Shares, such application to be delivered or sent by prepaid post to the registered office for the time being of the Company or to such office as may from time to time be specified.

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

         (2) For the purposes of sub-rule F(l) above the appropriate period means a period of 90 days beginning with the time when the acquiring company has obtained control of the Company and (if applicable) any condition subject to which the offer is made is satisfied.

         (3) For the purposes of sub-rule (1) above the new rights shall be equivalent to the old rights if the requirements of paragraph 4A(3)(a) to (d) inclusive of the said Schedule 10 are met.

G.       VARIATION IN THE SHARE CAPITAL OF THE COMPANY

         On any variation of the Share Capital of the Company (whether by way of capitalisation or rights issue, sub-division or consolidation of the Shares or a share capital reduction) the Subscription Price and/or the number of shares comprised in an Option shall be varied in such manner as the Committee shall determine and such decision of the Committee shall be final and binding on the Option Holders and the Company with notification being given in writing to the Option Holders

PROVIDED ALWAYS THAT:

         (i) no adjustment to the Subscription Price shall be made pursuant to the provisions of this sub-paragraph which would result in any Option Shares being issued unlawfully at a discount and if in the case of any such Option Shares such an adjustment would but for this proviso have so resulted the Subscription Price payable for such Option Shares shall be the par value thereof,

         (ii) no variation to the number of Shares comprised in an Option or the Subscription Price thereof shall be made pursuant to any of the provisions contained in this subparagraph until the Board of Inland Revenue have approved such variation.

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

K.       LOSS OF OFFICE

If an Option Holder shall cease to be a Qualified Person for any reason he shall not be entitled by way of compensation for loss of office or (save as otherwise provided herein) otherwise however to any sum or other benefit to compensate him for the loss of any right under the Scheme.

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

                  (ii) no amendment to this Part of the Scheme made while this Part of the Scheme continues to have the approval of the Board of Inland Revenue shall be effective until approved by the Board of Inland Revenue.

         (2) The decision of the Committee shall be final and binding in all matters relating to the Scheme and it may at any time discontinue the grant of further Options or decide in any year not to grant any Options.

         (3) The Committee shall have the power from time to time to make and vary such regulations (not being inconsistent with the Scheme) for the implementation and administration of the Scheme as it may think fit and its decision on any matter relating to the interpretation of the Rules of the Scheme or any other matter concerning the Scheme shall be final and binding (save as expressly stated otherwise).

         (4) The Scheme shall be administered by the Committee. The Board may from time to time remove members from, or add members to, the Committee.
Vacancies on the Committee, howsoever caused, shall be filled by the Board. Members of the Committee shall not be eligible to receive Options under the Scheme. The Committee shall select one of its members as chairman and shall hold meetings at such times and places as it may determine. A majority of the Committee shall constitute a quorum and acts of the Committee at which a quorum is present, or acts reduced to or approved in writing by all the members of the Committee, shall be valid acts of the Committee.

PART B: UNAPPROVED OPTIONS

Options may be granted under this Part of the Scheme as unapproved options, which are not eligible for such relief from taxation as is available under
Schedule 9 of the Income and Corporation Taxes Act 1988.

Such options may be granted in accordance with such provisions as would be applicable if the provisions of Part A above were herein set out in full subject to the following modifications:

1.       In Rule A, delete the definition of "Associated Company."

2. In Rule A, in the definition of "First Exercise Date", delete the words "nine and a half years from" and insert "seven years (or such other period as the Board may have determined before the date of grant of the Option) beginning with".

3. In Rule A, delete the definition of "Market Value" and insert a new definition as follows:

        "The market value of a Share on the date of grant of an Option as determined by the Board before the grant thereof".

4.      In Rule A, delete the definition of "Material Interest" in its entirety.

5. In Rule A, in the definition of "Option Period", delete the words "ten years from" and insert "seven years (or such other period up to a maximum of fifteen years as the Board may have determined before the date of grant of the Option) beginning with".

6. In Rule A, in the definition of "Shares", delete from "which comply with the provisions" to the end.

7. In Rule A, delete the definition of "Qualified Person" and substitute as the definition of "Qualified Person" the words:

         "Any director or employee of a company in the Group who is required to devote the whole or substantially the whole of his working time to the service of the Group".

8.       Delete Rule B(2).

9.       Delete Rule D(1) and insert a new Rule D(1) as follows:

         "(1) An Option shall not be granted to a Qualified Person if the aggregate subscription price for the Option Shares to be subject to the Option would exceed four times the higher of the total remuneration (excluding benefits in kind) expressed as an annual rate payable by the Group to him as on that day and the total remuneration (excluding benefits in kind) paid by the Group to him in the period of 12 months immediately preceding that day".

10. In Rule E(1)(ii), delete the words "ten years after" and insert "seven years (or such other period as the Board may have determined before the date of grant of the Option) beginning with".

11.      In Rule E(2)(i), delete sub-rule (c) in its entirety.

12. In Rule E(3), delete the words "ten years after" and insert "seven years (or such other period as the Board may have determined before the date of grant of the Option) beginning with".

Delete sub-rule E(5).

14.      At the end of Rule E(7), insert the following:

", provided that, in the case of Options granted on or after 28 May 1997, where a company in the Group is obliged (in any jurisdiction) to account for any tax for which a person exercising an Option is liable by virtue of the exercise of such Option and/or for any social security contributions recoverable from the person in question (together, the "Tax Liability"), that person has either:

(a) made a payment  to the  company concerned  or an amount  equal to  the   Tax
Liability; or

(b) entered into arrangements satisfactory to that company or another company in the Group to secure that such a payment is made (whether by authorising the sale of some or all of the Shares on his behalf and payment to the company concerned of the relevant amount out of the proceeds of sale or otherwise)."; and

15. In Rule F(1), delete the words "(being either the acquiring company or some other company within the provisions of paragraph 7(b) or (c) of Schedule 10 to the Finance Act 1984)".

16.      Delete Rule F(3).

17.      Delete Rule G(ii).

18.      Delete Rule L(1)(ii).

EXHIBIT 10(g)


                   GENERAL DESCRIPTION OF THE LEADERSHIP TEAM
                                COMPENSATION PLAN


OBJECTIVE

The objective of the Leadership Team compensation plan is to implement a pay plan which will reflect the leader's responsibility, provide compensation that is both equitable and competitive, and which will:

         -        Align  the  leader's  interests   with  shareholder/investor's
                  interest.

         -        Motivate leaders to achieve the highest level of performance.

         - Retain key leaders by linking leadership team compensation to company performance.

         - Attract the best leaders through competitive, growth-oriented plans.

         - Enable sharing of growth & success between associates, leaders and shareholders.

PLAN PROVISIONS

Eligibility of Participants

For purposes of the Leadership Team Compensation plan, eligible associates will include Division leaders, Group leaders, Business Unit leaders, Sales leaders, Business Development leaders, Industry Application Development leaders, Finance and Accounting leaders Organizational Development leaders, and Corporate Office leaders.

Components and Plan Structure

The components of the Leadership Team Compensation Plan are as follows:

         -        Base salary (not at risk)
         -        Base salary (at risk)
         -        Long-term incentive

Exhibit 1 of this document reflects the above components for the 5 levels of the Leadership Team Compensation Plan. In addition, it reflects the Business Development / Sales Leadership plan.

Each level of the plan has the following:

         -        Base salary ranges (lower and upper)
         - Plan structure (reflecting percentages of each plan component to total compensation as well as number of years for which options are granted under the long-term incentive component of the plan)

Each leader is slotted into one of the five levels based on their experience, scope of responsibility and past performance. The individual to whom the leader reports is responsible for managing their respective slotting. Division leaders must approve all level 3 slottings. Additionally, Division leaders must approve all slottings of individuals on the Business Development / Sales Leadership compensation plan. The Company leader must approve all slottings of levels 4 and 5.

Leaders slotted in the Business Development / Sales Leadership plan must be a senior level business development / sales leader responsible for:

         - developing new business and relationships at senior executive levels of customers and prospects, or

         - providing leadership to two or more sales associates for a Group or Division. Providing leadership means assigning quotas and territories, conducting regular reviews of salesperson's call activity, hiring, terminations, preparing skill development plans, performance reviews, coaching, mentoring and overseeing the overall sales process for the area.

Base Salary (Not At Risk)

Guidelines have been established to award Base salary increases for salaries that are "within range", "in excess of range" and "below range".

The percentage increase guidelines are revised / validated annually.

Base salaries for Business Development / Sales leaders will be established and managed using the Level 2 salary ranges.

Base Salary (At Risk)

General

The base salary at risk (referred to as at risk throughout the remainder of this document) amount for the full fiscal year is determined based on the eligible associate's base salary as of May 1. No adjustment is made to at risk amounts during the plan year unless the leader moves from one plan level to another. In the event there is a change in plan level, the at risk will be prorated based on the date of the change.

Eligible associates must be employed on the date of the actual payment to receive payment for the quarterly and/or year-end at risk. The at risk for eligible associates who joined the Leadership Team after the beginning of the quarter will be pro-rated based on hire date. Additionally, the year-end at risk amount will be prorated in the same manner.

At risk targets

At risk will be based on the change in EVA attained with an EPS gate. (With the exception of the commission/specific objective component of the Business Development / Sales Leadership plans. See page 5 - Commission/specific objective at risk targets.)

EVA Incentive Principles

- Target Incentive
         Competitive total compensation opportunity

- Expected EVA Improvement
         Performance standard to achieve "Target"

- Sharing of EVA Improvement Above/Below Expected
         Associates and shareholders share risks and rewards

- Incentive Bank
         Cumulative performance and incentive linked

Target Incentives and Expected EVA Improvement

Achievement of Expected EVA Improvement results in Target Incentive Pool

Sharing of Incremental EVA Results

Sharing  of incremental EVA (above/below  "Expected") is constant
         - 50% of every $1 of EVA above expected is added to incentive pool.
         - 50% of every $1 of EVA below expected is subtracted from incentive pool (EVA improvement can be below zero.)

Associates/leaders share in all risks and rewards (no caps or floors)

Incentive Bank Principles

Incentive Pool for current year "deposited" into incentive bank

Bank balance distributed:
         -        100% up to "target" incentive
         -        33% above "target" incentive

Remaining bank balance reserved against future performance

"Negative" bank balance "repaid" before future incentives are paid

Incentive Funding (EPS Gates)

Incentive attainment determined based on EVA achievement

Incentive funding subject to pro rata reduction if EPS Gate is not achieved

Bank "deposits" equal to Incentive Attained Times Funding Factor. (Funding factor equals Incentives funded divided by Incentives Attained.)

Existing bank balances also subject to forfeiture to satisfy EPS Gate.

Common fate at risk target breakdown

             Corporate     Division      Group          Revenue       Shared
             Office        Leaders       Leaders        Unit          Services
                                         OD/FA          Leaders       Unit
                                         Leaders**                    Leaders
--------------------------------------------------------------------------------
Common       100%          60%           50%            25%           50%
Fate         Co. EVA       Co. EVA       Co. EVA        Co. EVA       Co. EVA
--------------------------------------------------------------------------------
Unit         0%            40%           25%            75%*          50%
                           Div. EVA      Div. EVA

                                         25%            (25% Div.     (35%
                                         Group EVA      EVA)*         Set by
                                                                      Board)

                                                        (25% Group    (15%
                                                        EVA)*         Bus. Plan)

                                                                      (25% Unit
                                                                      EVA)*

--------------------------------------------------------------------------------
* These are the default percentages unless the corporate office approves a different documented plan. Differences should be submitted to the corporate office by the division leader by June 30 for FY98 and by October 31 for mid-year revisions.

** Organizational Development and Finance / Accounting Leaders' at risk percentages will be 50% Company EVA and 50% Division EVA.

Note:  All at risk payments  are subject to EPS gate (with the exception  of the
commissions/specific   objective  portion of   the  Business   Development/Sales
Leadership plan)

Commission/specific objective at risk targets

These targets apply only to Business Development / Sales Leadership plan.

The commission/specific objective portion of at risk under this plan is based on revenue and/or EVA percentage of quota attainment for the territories assigned to the business development/sales leader. It is the responsibility of the individual's Division and/or Group Leader to establish these targets.

The commission/specific objective portion will be funded by the Unit, Group or Division and is not subject to the EPS gate as is the common fate portion of at risk. For FY98, budgets/EVA targets will not be adjusted for additional commission expense due to these plans.

All commissions are calculated on a YTD, cumulative basis.

The plan provisions and quota assigned may be changed at any time by the division leader.

The division leader may choose not to accept additional business when resources are not available to process the work. It is the sales leader's responsibility to make certain that the work will be accepted before customer commitments are made.

Divisions and Units (Except Data Products Division):

The Division, Group and unit EVA is the controllable EVA for a Division and revenue Group/Unit which includes the direct revenue and expenses for the unit(s) less appropriate charges for data center consumption, application software and facilities as determined by the ABM system. Also included will be a charge for the cost of capital including accounts receivable, data center equipment, workstation/LAN and facilities. The target for your Group/Unit EVA will be negotiated with your Division Leader.

Data Products Division - Groups/Units:

Product Line EVA targets and attainment must be certified by the corporate office.

Shared Services Units:

The business plan target component for Shared Services is to maintain your expenses at or below your current fiscal year budget.

EPS Gate Target

The EPS target for fiscal 1998 is $.59 per share.

All common fate at risk payments are subject to first achieving Acxiom's EPS targets.

Over Achievement

Above the funding at targeted EVA, 50% of all Incremental EVA will be added to Incentive Funding with no gate calculation. Above target funds will be added to the respective incentive banks and 1/3 will be paid at the end of the fiscal year and 2/3 will be banked for future payment (subject to the sustained business performance of Acxiom Corporation).

The over achievement EVA will be funded at the corporate level and distributed to the Divisions, Groups and Units that over achieved their respective EVA targets.

Method of payment:

It is Acxiom's intention to pay at risk in cash. However, from time to time the Company Leadership Team (CLT), may elect to pay at risk in stock options if conditions of the business justify it. In the event this decision is made, the CLT will make every effort to notify the Leadership Team members within 5 business days of the decision being finalized. If at risk is paid in stock options in lieu of cash, the Black-Scholes model will be used to calculate the option value and number of options.

Payments will be made on a quarterly basis based on attainment of financial objectives up to your target incentive and subject to the EPS funding gate calculation, as follows:

         First Quarter - 1/8th of total opportunity
         Second Quarter - 1/8th of total opportunity
         Third Quarter - 1/8th of total opportunity
         Fourth Quarter - 5/8th of total opportunity (1/8 for the 4th Quarter & 1/2 for the Annual Target)

All over achievement incentives will be deferred until the year end payment.

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

                      EVA                                   EVA
                   (in 000's)    EPS                     (in 000's)    EPS
                   -------------------------------------------------------
   First Quarter     $(169)     $.09     Third Quarter     $5,470     $.19

   Second Quarter    $2,480     $.14     Fourth Quarter    $4,174     $.17

                                         TOTALS           $10,505     $.59
                                         ---------------------------------

LONG-TERM INCENTIVE

For purposes of determination of the long-term incentive (LTI), eligible associates must be employed and be a member of the Leadership Team on the date the Board of Directors reviews the LTI grants for that year (May Board of Directors meeting). There is no provision for prorating partial years. These options fall under the Acxiom stock option plan and will be subject to all standard provisions.

The long-term incentive will be in the form of stock options and other performance vehicles as necessary. The current year vehicle will be stock options.

Stock options will be awarded under three categories:

                  Category A - Fair market value at date of grant
                  Category B - 50% above fair market value
                  Category C - 100% above fair market value

Using the Black-Scholes stock options pricing model, the mix of options to be awarded as an approximate percentage of the total long-term incentive are:

                  Category A - 50% of total long-term incentive
                  Category B - 25% of total long-term incentive
                  Category C - 25% of total long-term incentive

Under the long-term incentive plan, participants will be awarded a grant of stock options on a cycle corresponding to the level of compensation plan to which the leader has been assigned. Multi-year grants are awarded for levels 3 through 5.

In the event a leader is assigned a level with multi-year grants, they will be awarded the number of years of options necessary to put them on the same cycle as all other leaders on that level.

Stock options awarded will vest equally on each of the nine anniversary dates following the date of grant. Stock options may not be exercisable later than fifteen years after their date of grant.

The fiscal 1998 stock options were officially approved and priced by the Board of Directors in January, 1997 for those individuals on the Leadership Team at that time. All other Leadership Team options were approved at the May, 1997 Board of Directors meeting. The May options include new Leadership Team members as well as adjustments for those moving from one level to another.

It is the current intent of the Board of Directors to continue this plan (or a similar plan) in future years. The Board of Directors reserves the right to modify or cancel this plan in future years for any reason at its sole discretion.

PLAN MODIFICATIONS

Any modification to the standard plan described in this document must be approved in advance by Rodger Kline.

                                   EXHIBIT 1

                               Acxiom Corporation
                                 Leadership Team
                             Compensation Guidelines

                       Leadership Compensation Plan - FY98
--------------------------------------------------------------------------------
Leader
Classifi-
cation        'Not at Risk' Base Salary Ranges                 Plan Structure
--------------------------------------------------------------------------------
                                                              At           Yrs
              Lower Range           Upper Range       Base   Risk   LTI  Granted
--------------------------------------------------------------------------------
Level 5   $170,000 - $240,000   $240,000 - $310,000   35%    25%    40%     3
Level 4   $120,000 - $180,000   $180,000 - $240,000   40%    25%    35%     3
Level 3   $ 90,000 - $140,000   $140,000 - $190,000   50%    25%    25%     2
Level 2   $ 60,000 - $110,000   $110,000 - $160,000   60%    20%    20%     1
Level 1   $ 50,000 - $ 90,000   $ 90,000 - $130,000   70%    15%    15%    1
--------------------------------------------------------------------------------
Note: At Risk Opportunity for the fiscal year is established based on Base Salary as of May 1, 1997.


                     Business Development / Sales Leadership
                            Compensation Plan - FY98
--------------------------------------------------------------------------------
Leader         'Not at Risk' Base Salary Ranges                Plan Structure
Classifi-                                                    At            Yrs
cation         Lower Range          Upper Range      Base   Risk    LTI  Granted
--------------------------------------------------------------------------------
Bus. Dev./
Sales      $ 60,000 - $110,000  $110,000 - $160,000  40%    40%     20%     1
                                                     50%    30%     20%     1
                                                          Common  Commis-
                                                           Fate    sions
                                                            75%     25%
                                                            50%     50%
                                                            25%     75%
--------------------------------------------------------------------------------
Note: At Risk Opportunity for the fiscal year is established based on Base Salary as of May 1, 1997.

                       % Increase Guidelines for Salaries
                                      FY98
--------------------------------------------------------------------------------
Rating        Within Range            In Excess
           Lower         Upper        of Range             Below Range
--------------------------------------------------------------------------------
Low          0%            0%            0%       For ratings of Solid or High,
Solid     Up to 9%      Up to 7%      Up to 2%    up to 10% every 6 months until
High      Up to 12%     Up to 10%     Up to 4%    range minimum is reached.
--------------------------------------------------------------------------------

EXHIBIT 13

(This page and the following five (5) pages correspond to pages 20-25 of the Company's Annual Report.)

Selected Financial Data


Years Ended March 31,             1997      1996      1995      1994      1993
-----------------------------    -------   -------   -------   -------   -------
Earnings Statement Data:
-----------------------------    -------   -------   -------   -------   -------
  Revenue                      $ 402,016   269,902   202,448   151,669   115,827
  Net Earnings                 $  27,512    18,223    12,405     8,397     6,230
  Earnings per share           $     .47       .35       .27       .19       .15
  Average shares outstanding      59,143    52,078    45,886    43,680    41,536
=============================    =======   =======   =======   =======   =======

March 31,                         1997      1996      1995      1994      1993
-----------------------------    -------   -------   -------   -------   -------
Balance Sheet Data:
    Current assets             $  84,545    54,014    43,517    35,857    36,027
    Current liabilities        $  36,109    31,159    24,964    12,895    14,938
    Total assets               $ 299,668   194,049   148,170   123,378   112,841
    Long-term debt, excluding
        current installments   $  87,120    26,885    18,219    34,992    33,237
    Redeemable common stock    $       -         -         -     7,692     7,222
    Stockholders' equity       $ 156,097   122,741    97,177    61,896    52,171
=============================    =======   =======   =======   =======   =======

(In thousands, except per share data. Per share data are restated to reflect 2-for-1 stock splits in fiscal 1997, 1995, and 1993.)

The following table is submitted in lieu of the required graphs:

YEAR                         1993      1994      1995      1996      1997
------------------------     -----     -----     -----     -----     -----
Revenue (Dollars in
  Millions)                 $115.8    $151.7    $202.4    $269.9    $402.0
Earnings Per Share
  (In Dollars)               $0.15     $0.19     $0.27     $0.35     $0.47
Stock Price (In
  Dollars) at March 31       $4.38     $5.19     $8.38    $11.94    $14.38
Pretax Margin (In
  Percent)                    8.8%      8.9%      9.9%     10.9%     11.0%
Return on Equity
  (In Percent)               12.4%     13.2%     15.3%     16.5%     20.3%
Earnings Before Interest
  Taxes, Depreciation and
  Amortization ("EBITDA")
  (Dollars in Millions)      $28.7     $35.6     $42.0     $52.9     $81.2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
In fiscal 1997, the Company recorded the highest annual revenues, earnings, and earnings per share in its history.
     The following table shows the Company's revenue distribution by customer industry for each of the years in the three-year period ended March 31, 1997:

                                   1997             1996               1995
                                   ----             ----               ----
Direct Marketing                    34%              26%                22%
Financial Services                  20               27                 24
Insurance                           20               25                 30
Information &                       20               15                 16
Communication Services
Media/Publishing                     6                7                  8
                                   ---              ---                ---
                                   100%             100%               100%

Consolidated revenues were a record $402.0 million in 1997, up 49% from 1996 after increasing 33% from 1995 to 1996. Excluding the impacts of the Pro CD and DMI acquisitions which were completed at the beginning of the fiscal year, the growth rate in 1997 was 29% over the prior year. Direct marketing revenue of $136.9 million grew 90% over 1996, including the revenue from the DMI acquisition. Excluding DMI, the revenue increase was 34% reflecting growth in Acxiom UK, retail and the high-tech business. Financial services grew 12% to $80.4 million including growth in DataQuick revenues of 24% and growth in credit card processing revenues of 7%. Insurance revenues of $81.2 million grew 21%, primarily due to growth in revenues from the Allstate Insurance Company ("Allstate") data management agreement. Information and communication services grew 93% to $81.1 million, including the effects of the Pro CD acquisition. Excluding the acquisition, the growth was 58%, reflecting the incremental revenues from the outsourcing contract with The Polk Company ("Polk"), for which revenues were not ramped up until the fourth quarter of 1996. Media/Publishing revenues grew 34% over 1996 to $22.4 million, due primarily to the addition of new customers.
     In fiscal 1996, consolidated revenues grew $67.5 million from 1995. Direct marketing revenues grew 61%, reflecting a $16 million increase in revenues from the Trans Union Marketing Services agreement and 26% growth in other direct marketing revenues. Financial services grew 51%, including $20.8 million resulting from the acquisition of DataQuick and 8% growth in credit card processing revenues. Insurance revenue increased 13%, reflecting growth in revenues from the Allstate agreement. Information and communication services revenues were up 34% reflecting revenues from the outsourcing contract with Polk, 6% growth in the Trans Union data center management agreement and 30% growth in the remaining industry sector. Media/publishing revenues did not change substantially from 1995.
     The following table presents operating expenses for each of the years in the three-year period ended March 31, 1997 (in millions):

                                                          1996 to    1995 to
                          1997       1996       1995       1997       1996
                          -----      -----      -----      ----       ----
Salaries &               $145.0     $ 98.1     $ 67.3      +48%       +46%
benefits
Computer,                  58.6       40.9       28.3      +43        +45
  communications and
  other equipment
Data costs                 76.3       63.4       60.0      +20         +6
Other operating
  costs and expenses       70.4       35.8       23.8      +97        +50
                          -----      -----      -----      ----       ----
                         $350.3     $238.2     $179.1      +47%       +33%

Salaries and benefits increased from 1996 to 1997 by 48% due primarily to the acquisitions of DMI and Pro CD. After adjusting for the acquisitions, the resulting 20% growth primarily reflects increased headcount to support the growth of the business. From 1995 to 1996, salaries and benefits increased 46%, due primarily to the acquisitions in 1996 of DataQuick and Generator Datamarketing Limited, combined with the effects of the Polk and Trans Union Marketing Services contracts. After adjusting for the acquisitions and new contracts, the growth was 15%, reflecting increased headcount to support the growth of the business.
     Computer, communications and other equipment costs increased 43% in 1997. Beginning in the fourth quarter of 1996, the Company recorded pass-through revenue and expenses in connection with the Trans Union Marketing Services contract. The Company discontinued recording these pass-through revenues and expenses in the fourth quarter of 1997 upon renegotiation of the deliverables under this contract. After adjusting for the acquisitions of Pro CD and DMI noted above and these pass-through expenses, computer costs increased 15% due primarily to additional depreciation and other equipment costs related to increases in data center equipment to support the growth of the business, including the Polk outsourcing contract. These costs increased 45% in 1996, but after adjusting for the acquisitions and new contracts in 1996 these costs actually declined by 4%.

     Data costs grew 20% in 1997 and 6% in 1996. In both years, the primary reason for the increase was the growth in revenues under the Allstate contract.
     Other operating costs and expenses increased 97% in 1997. After adjusting for the impact of the DMI and Pro CD acquisitions and the ramp-up of the Polk contract the increase was 24%, reflecting increased costs necessary to support increased revenues. For 1996, these costs increased 50%; however, after adjusting for the new contracts, acquisitions, and a full year of InfoBase results (since October 1, 1994, the operations of InfoBase are consolidated), the increase is reduced to 15%, primarily reflecting larger advertising expenditures and higher facilities costs associated with newly-constructed buildings at the Company's headquarters location.
     Software and research and development spending was $17.2 million in 1997 compared to $10.4 million in 1996 and $8.1 million in 1995.
     Income from operations was a record $51.7 million, an increase of 63% over 1996. Income from operations in 1996 reflected an increase of 37% from 1995. The operating margin in 1997 was 12.9%, compared with 11.7% in 1996 and 11.4% in 1995.
     Interest expense increased by over $2 million in 1997 due to higher levels of debt during the year and lower interest capitalization. Interest expense decreased by $525,000 in 1996 due to lower interest rates and the capitalization of $400,000 in interest costs related to the newly-constructed buildings noted earlier.
     Other expense in 1997 includes writedowns related to the MorCom property and preferred stock investment (see discussion below) and amortization of the excess of cost over the fair value of net assets acquired (goodwill), which increased in 1997 due to the acquisition of DMI. Other expense in 1995 includes a charge of $259,000 for the equity in operations of the InfoBase partnership for the first half of the year.
     The Company's effective tax rate was 37.5%, 38.0%, and 38.2% for 1997, 1996, and 1995, respectively. In each year, the effective rate exceeded the U.S. statutory rate primarily because of state income taxes, partially offset by research and experimentation tax credits.
     Net earnings were a record $27.5 million in 1997, up 51% from 1996 after increasing 47% from 1995 to 1996. Earnings per share of $.47 was also a record in 1997, up 34% from 1996 after increasing 30% from 1995 to 1996.

Capital Resources and Liquidity
Working capital at March 31, 1997 totaled $48.4 million compared to $22.9 million a year earlier. At March 31, 1997, the Company had available credit lines of $51.5 million of which $21.5 million was outstanding. The Company continues to classify as long-term debt the note payable totaling $4.0 million which is due in full on June 30, 1997, as it is the Company's intention to retire this loan with additional proceeds from the revolving credit facility. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 36% at March 31, 1997 compared to 18% at March 31, 1996. The increase in the ratio is due to the issuance of a convertible note in the amount of $25.0 million related to the DMI acquisition (see footnote 15 of the notes to consolidated financial statements for additional discussion of the DMI transaction), the issuance of $30.0 million in senior unsecured notes, and increased borrowing under the revolving credit agreement. Total stockholders' equity increased 27% to $156.1 million at March 31, 1997.
     Cash provided by operating activities was $35.1 million for 1997 compared to $39.3 million in 1996 and $36.9 million in 1995. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 54% compared to 1996, but the resulting increase in operating cash flow was offset by an increase of $22.0 million in accounts receivable due to a decrease in receivable turnover. In 1997, $64.1 million was used by investing activities and $28.3 million was provided through financing activities. Investing activities in 1997 included capital expenditures of $59.8 million, compared to $39.0 million in 1996 and $24.4 million in 1995. The increase in capital expenditures was principally due to purchases of data center equipment to support the Company's outsourcing agreements with Polk and Trans Union, as well as the purchase of additional data center equipment in the Company's core data centers to provide for incremental capacity along with reengineering a number of key proprietary processes to run on client servers using low-cost parallel processors. In addition to the Polk and Trans Union data center equipment purchases, the Company has also purchased other data center equipment (primarily servers) which are also tied to contracts with customers. In 1996, the Company also completed an expansion of its Conway data center and a new 100,000 square-foot customer service building on its main campus in Conway, Arkansas, at a cost of approximately $12.0 million, funded through current operations and existing credit lines.
     Financing activities in 1997 include the issuance of $30.0 million in senior notes, issuance of a $25.0 million convertible note in connection with the purchase acquisition of DMI, and increases under the revolving credit facility. Financing activities in 1997 also reflect the payment of short-term bank debt assumed when the Company acquired DMI. Financing activities in 1996 include the effects of cash dividends and common stock transactions made by DataQuick prior to its acquisition on August 25, 1995.
     While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. Management believes that the combination of existing working capital, anticipated funds to be generated from future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of capital expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.

Seasonality and Inflation
Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale and other operational efficiencies. The Company has established a pricing policy for long-term contracts which provides for the effects of expected increases resulting from inflation.
     The Company's operations have not proved to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters. In order to minimize the impact of these fluctuations, the Company continues to move toward long-term strategic partnerships with more predictable revenues. Revenues under long-term contract (defined as three years or longer) were 50%, 52%, and 43% of consolidated revenues for 1997, 1996 and 1995, respectively.

Acquisitions and Partnerships
The Company completed two acquisitions during the year ended March 31, 1996. The acquisition of Generator Datamarketing Limited in the U.K. was accounted for as a purchase and the acquisition of DataQuick Information Systems was accounted for as a pooling of interests. In fiscal 1997, the Company completed two additional acquisitions, which became effective in April 1996. The acquisition of Pro CD, Inc. has been accounted for as a pooling of interests and the acquisition of Direct Media/DMI, Inc. is accounted for as a purchase. See footnote 15 to the consolidated financial statements for more information regarding these acquisitions. Together, these four acquisitions contributed approximately $86 million in revenue in fiscal 1997.
     Effective November 1, 1995, the Company assumed management of The Polk Company's data center in Taylor, Michigan pursuant to a ten-year agreement. In July 1996, Polk's data center operations were transferred to the Company's headquarters in Conway.

Other Information
In 1997, 1996, and 1995, the Company had two customers who accounted for more than 10% of revenue. Allstate accounted for 16.8%, 20.7%, and 26.4% in 1997, 1996, and 1995, respectively, and Trans Union accounted for 14.1%, 15.5% and 12.6% in 1997, 1996, and 1995, respectively. The Trans Union data center management agreement and marketing services agreement have been extended and now expire in 2005. A long-term extension of the Allstate agreement, which was originally signed for a five-year term expiring in fiscal 1998, is currently being negotiated. The Company does not have any reason to believe that either of these custom.
     Acxiom U.K., the Company's United Kingdom business unit, provides services to the United Kingdom market which are similar to the traditional direct marketing industry services the Company provides in the United States. In addition, Acxiom U.K. also provides promotional materials handling and fulfillment services to U.K. customers. The recent Generator acquisition is also managed through Acxiom U.K. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions which cause exchange rate impact. The U.K. operation generally funds its own operations and capital expenditures, although the parent company occasionally advances funds from the U.S. to the U.K. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the financial statements into U.S. dollars are accumulated in a separate component of stockholders' equity. There are no restrictions on transfers of funds from the U.K.
     Efforts are currently underway to expand the services of Acxiom U.K. to customers in central Europe and the Asia Pacific region. Management believes that the market for the Company's services in such locations is largely untapped. To date the Company has had no significant revenues or operations outside of the United States and the United Kingdom.
     As noted in footnote 12 to the consolidated financial statements, the Company's United Kingdom operations earned profits of $1,046,000 in fiscal 1997, and are expected to continue to show profits in the future. The U.K. operations sustained losses of $399,000 and $856,000 in 1996 and 1995, respectively. The loss in 1996 resulted from the operation of Generator Datamarketing Limited, which was acquired in 1996. The loss in 1995 resulted from the BSA U.K. operation which sold catalog fulfillment software and which was sold in 1995.
     As discussed in footnote 13 to the consolidated financial statements, the Company has settled the arbitration matter between the Company and Highlights for Children, Inc. The settlement, the terms of which are confidential, was not material to the consolidated financial statements of the Company.
     Effective March 31, 1994, the Company sold substantially all of the assets of its former Acxiom Mailing Services operation in exchange for the assumption of certain liabilities, $4.5 million in cash, a mortgage note receivable, and $1.0 million of preferred stock issued by the buyer, MorCom, Inc. Additionally, the Company sold MorCom a software license to use certain of the Company's software. In June 1996, MorCom ceased operations. The Company has established valuation reserves for the full remaining amount of the software license receivable, the preferred stock, and trade accounts receivable. The Company has obtained title to and sold a portion of the property related to the mortgage note, receiving proceeds of $949,000. The Company is negotiating a sale of the remaining property and has established a valuation reserve of $1.6 million for its ultimate disposition. Management believes that any further loss associated with this event will not be material to the consolidated financial statements.

     The Financial Accounting Standards Board has issued Statements No. 128, "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure." Statements No. 128 and 129 are required to be adopted by the Company in fiscal 1998. The adoption of Statement No. 128 will cause the Company to be required to change the manner in which it calculates and presents earnings per share. As a result, the Company will be required to report both "basic earnings per share" and "diluted earnings per share." In general, "diluted earnings per share" will be approximately the same as the earnings per share historically reported by the Company. "Basic earnings per share" will be a greater amount, because it does not take into account dilution from stock options and warrants which are common stock equivalents and which have previously been included by the Company in its reported earnings per share. Early application of Statement No. 128 is not permitted; however, if the statement had been implemented in fiscal 1997, "basic earnings per share" would have been $.54 and "diluted earnings per share" would have been $.47.
     Statement No. 129 specifies certain disclosures about capital structure. Management does not expect any material impact to the Company's consolidated financial statements from the implementation of this new accounting standard.

Outlook
Certain statements in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K.
     Effective April 1997, the Company realigned itself into four operating divisions-Services, Alliances, Data Products and International. The purpose of the realignment was to improve focus, maintain the entrepreneurial environment, leverage the data assets, and to support future growth. The Services and International Division will provide the computer processing services historically performed by the Company. The Alliances Division has responsibility for the Company's outsourcing and finance industry customers. The Data Products Division is comprised of InfoBase, DMI, DataQuick and Pro CD. The Company believes that existing customer industries (direct marketing, financial services, insurance, information and communication services, and media/publishing) all continue to offer good growth potential. There is an increased emphasis on one-to-one marketing by businesses in general which we believe will increase demand for the Company's data content and services both in the U.S. and worldwide. The Company continues to explore uses of its data and services beyond marketing applications and has had some success in developing applications in the insurance underwriting area. At the same time, the Company is also focusing on industries such as retail, telecommunications, high tech, entertainment, packaged goods and utilities as strong growth opportunities. In particular, telecommunications and utilities businesses are increasing their focus on direct marketing as the result of deregulation in their respective industries. The Company also believes there is strong growth potential beyond the Fortune 500 companies that it has traditionally served with medium-sized businesses and divisions of large corporations as well as the small office/home office marketplace. As a result of improved delivery systems, these markets are now becoming cost efficient for the Company to render some of its products and services. Lastly, the Company is developing relationships with other firms such as Oracle, IBM, Informix and Red Brick to promote alternate channels of distribution for the Company's products and services.
     The Company believes that operating margins will continue to improve primarily as a result of leveraging the Company's data content resources, improving internal processes and the increased profitability of the Company's U.K. operations.
     To implement its strategy, the Company will continue to add data center capacity to support growth. The Company expects that capital expenditures will be $40-50 million in 1998, a substantial portion of which is supported directly by contracts with customers.
     The Company currently expects its effective tax rate to be 37-39% for 1998. This estimate is based on current tax law and current estimates of earnings, and is subject to change. Under current law, the research and experimentation tax credits will expire May 31, 1997, which could cause the Company's effective rate to increase if Congress does not reinstate the credit.

(This page and the following seventeen (17) pages correspond to pages 26-42 of the Company's Annual Report.)



Consolidated Balance Sheets
March 31, 1997 and 1996

Assets                                             1997                 1996
------                                             ----                 ----

Current assets:
  Cash and cash equivalents                   $  2,721,000         $  3,469,000
  Trade accounts receivable, net                70,636,000           44,474,000
  Refundable income taxes (note 7)               1,809,000            1,537,000
  Other current assets (note 7)                  9,379,000            4,534,000
                                               -----------          -----------
   Total current assets                         84,545,000           54,014,000
Property and equipment, net of
  accumulated depreciation and
  amortization (notes 3, 4 and 5)              116,171,000           89,101,000
Software, net of accumulated
  amortization of $11,330,000 in 1997
  and $9,714,000 in 1996 (note 2)               18,627,000           10,524,000
Excess of cost over fair value of net
  assets acquired, net of accumulated
  amortization of $4,924,000 in 1997
  and $2,593,000 in 1996 (notes 8 and 15)       38,297,000           13,982,000
Other assets (note 14)                          42,028,000           26,428,000
                                               -----------          -----------
                                              $299,668,000         $194,049,000
                                               ===========          ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term notes payable                         158,000              646,000
  Current installments of long-term debt
    (note 4)                                     3,923,000            3,866,000
  Trade accounts payable                        15,323,000           13,596,000
  Accrued expenses:
    Interest                                     1,128,000              435,000
    Payroll and payroll related                  7,519,000            5,111,000
    Royalties                                    2,047,000            1,314,000
    Other                                        5,492,000            5,875,000
  Advances from customers                          519,000              316,000
                                               -----------          -----------
      Total current liabilities                 36,109,000           31,159,000
Long-term debt, excluding current
  installments (note 4)                         87,120,000           26,885,000
Deferred income taxes (note 7)                  17,324,000           10,933,000
Deferred revenue                                 3,018,000            2,331,000
Stockholders' equity (notes 6, 10
  and 15):
  Preferred stock                                        -                    -
  Common stock                                   5,274,000            4,870,000
  Additional paid-in capital                    61,322,000           52,079,000
  Retained earnings                             91,738,000           68,978,000
  Foreign currency translation adjustment          278,000             (863,000)
  Treasury stock, at cost                       (2,515,000)          (2,323,000)
                                               -----------          -----------
    Total stockholders' equity                 156,097,000          122,741,000
Commitments and contingencies (notes 4,
  5, 8, 9, 10 and 13)
                                               -----------          -----------
                                              $299,668,000         $194,049,000
                                               ===========          ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
Years ended March 31, 1997, 1996 and 1995

                                     1997             1996             1995
                                     ----             ----             ----

Revenue (notes 8, 10 and 11)     $402,016,000     $269,902,000     $202,448,000

Operating costs and expenses
  (notes 2, 8, 9 and 14):
  Salaries and benefits           145,038,000       98,075,000       67,287,000
  Computer, communications and
    other equipment                58,552,000       40,972,000       28,330,000
  Data costs                       76,282,000       63,442,000       59,963,000
  Other operating costs and
    expenses                       70,431,000       35,755,000       23,803,000
                                  -----------      -----------      -----------
    Total operating costs and
      expenses                    350,303,000      238,244,000      179,383,000
                                  -----------      -----------      -----------
      Income from operations       51,713,000       31,658,000       23,065,000
                                  -----------      -----------      -----------
Other expense net:
  Interest expense                 (3,903,000)      (1,863,000)      (2,388,000)
  Other, net (notes 8 and 14)      (3,772,000)        (399,000)        (602,000)
                                  -----------      -----------      -----------
                                   (7,675,000)      (2,262,000)      (2,990,000)
                                  -----------      -----------      -----------
Earnings before income taxes       44,038,000       29,396,000       20,075,000
Income taxes (note 7)              16,526,000       11,173,000        7,670,000
                                  -----------      -----------      -----------
  Net earnings                  $  27,512,000    $  18,223,000    $  12,405,000
                                  ===========      ===========      ===========
Earnings per share                       $.47             $.35             $.27
                                  ===========      ===========      ===========

   See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years ended March 31, 1997, 1996 and 1995

                                                            Common stock
                                                    ----------------------------
                                                     Number of
                                                      shares            Amount
                                                    ----------        ----------
Balances at March 31, 1994                          41,944,128       $ 4,194,000
  Sale of common stock (note 6)                      2,288,454           229,000
  Tax benefit of stock options exercised (note 7)            -                 -
  Issuance of common stock warrants (note 10)                -                 -
  Issuance of treasury stock net of shares
    repurchased                                              -                 -
  Accretion on redeemable common stock (note 10)             -                 -
  Transfer of redeemable common stock to
    stockholders' equity (note 10)                   1,920,000           192,000
  Translation adjustment                                     -                 -
  Net earnings                                               -                 -
Balances at March 31, 1995                          46,152,582         4,615,000
  DataQuick merger (note 15)                         1,969,678           197,000
  Retirement of DataQuick common stock prior to
    merger                                                   -                 -
  Sale of DataQuick common stock prior to merger             -                 -
  DataQuick dividends prior to merger                        -                 -
  Sale of common stock                                 562,794            56,000
  Tax benefit of stock options exercised (note 7)            -                 -
  Issuance of employee stock awards                     13,356             2,000
  Issuance of treasury stock, net of shares
    repurchased                                              -                 -
  Translation adjustment                                     -                 -
  Net earnings                                               -                 -
Balances at March 31, 1996                          48,698,410         4,870,000
  Pro CD merger (note 15)                            3,313,324           331,000
  Sale of common stock                                 724,164            73,000
  Tax benefit of stock options exercised (note 7)            -                 -
  Issuance of treasury stock, net of shares
    repurchased                                              -                 -
  Translation adjustment                                     -                 -
  Net earnings                                               -                 -
Balances at March 31, 1997                          52,735,898        $5,274,000

   See accompanying notes to consolidated financial statements.

Years ended March 31, 1997, 1996 and 1995

                            Foreign           Treasury stock
 Additional                 currency    -----------------------      Total
  paid-in      Retained    translation  Number of                 stockholders'
  capital      earnings    adjustment     shares       Amount    equity (note 6)
 ----------   ----------   ----------   ---------    ----------    -----------
$22,527,000  $38,562,000   $ (818,000) (1,411,064)  $(2,569,000)  $ 61,896,000
 12,719,000            -            -           -             -     12,948,000
    252,000            -            -           -             -        252,000
    536,000            -            -           -             -        536,000
    461,000            -            -      99,494       162,000        623,000
          -     (191,000)           -           -             -       (191,000)
  7,691,000            -            -           -             -      7,883,000
          -            -      825,000           -             -        825,000
          -   12,405,000            -           -             -     12,405,000
 ----------   ----------    ---------   ---------     ---------    -----------
 44,186,000   50,776,000        7,000  (1,311,570)   (2,407,000)    97,177,000
  5,113,000      447,000            -           -             -      5,757,000
 (1,010,000)           -            -           -             -     (1,010,000)
    190,000            -            -           -             -        190,000
          -     (468,000)           -           -             -       (468,000)
  2,063,000            -            -           -             -      2,119,000
    656,000            -            -           -             -        656,000
    101,000            -            -           -             -        103,000
    780,000            -            -      69,328        84,000        864,000
          -            -     (870,000)          -             -       (870,000)
          -   18,223,000            -           -             -     18,223,000
 ----------   ----------    ---------   ---------     ---------    -----------
 52,079,000   68,978,000     (863,000) (1,242,242)   (2,323,000)   122,741,000
  2,647,000   (4,752,000)           -           -             -     (1,774,000)
  3,553,000            -            -           -             -      3,626,000
  1,684,000            -            -           -             -      1,684,000
  1,359,000            -            -     145,912      (192,000)     1,167,000
          -            -    1,141,000           -             -      1,141,000
          -   27,512,000            -           -             -     27,512,000
 ----------   ----------    ---------   ---------     ---------    -----------
$61,322,000  $91,738,000    $ 278,000  (1,096,330)  $(2,515,000)  $156,097,000
 ==========   ==========    =========   =========     =========    ===========

Consolidated Statements of Cash Flows
Years ended March 31, 1997, 1996 and 1995

                                              1997         1996         1995
                                              ----         ----         ----
Cash flows
  from
  operating
  activities:  Net earnings               $27,512,000  $18,223,000  $12,405,000
                 Adjustments to reconcile
                   net earnings to net
                   cash provided by
                   operating activities:
                 Depreciation and
                   amortization            33,244,000   21,602,000   19,566,000
                 Loss on disposal or
                   impairment of assets     2,412,000       49,000      114,000
                 Provision for returns and
                   doubtful accounts        5,530,000      149,000    1,656,000
                 Deferred income taxes      5,776,000    3,434,000      319,000
                 Tax benefit of stock
                   options exercised        1,684,000      656,000      252,000
                 Other, net                         -            -      406,000
               Changes in operating
                 assets and
                 liabilities:
                 Accounts receivable      (21,972,000)  (4,092,000)  (8,271,000)
                 Other assets             (14,669,000)  (5,173,000)      60,000
                 Accounts payable and
                   other liabilities       (4,432,000)   4,459,000   10,440,000
                                           ----------   ----------   ----------
                   Net cash provided by
                   operating activities    35,085,000   39,307,000   36,947,000
                                           ----------   ----------   ----------
Cash flows
  from
  investing
  activities:  Disposition of assets        2,385,000      402,000    5,717,000
               Cash received in merger         21,000    1,624,000            -
               Development of software     (6,725,000)  (3,944,000)  (1,084,000)
               Capital expenditures       (59,784,000) (39,021,000) (24,417,000)
               Net cash paid in
                 acquisitions (notes 8
                 and 15)                            -   (5,914,000)  (7,290,000)
                                           ----------   ----------   ----------
               Net cash used in
                 investing activities     (64,103,000) (46,853,000) (27,074,000)
                                           ----------   ----------   ----------
Cash flows
  from
  financing
  activities:  Proceeds from current
                 and long-term debt        39,459,000   11,995,000            -
               Payments of current and
                 long-term debt           (15,982,000)  (4,897,000) (20,147,000)
               Sale of common stock         4,793,000    2,309,000   12,948,000
               DataQuick pre-merger
                 retirement of common
                 stock                              -   (1,010,000)           -
               DataQuick pre-merger
                 dividends                          -     (468,000)           -
                                           ----------   ----------   ----------
               Net cash provided by
                 (used in) financing
                 activities                28,270,000    7,929,000   (7,199,000)
                                           ----------   ----------   ----------
Effect of
  exchange
  rate
  changes
  on cash                                           -      (63,000)           -
                                           ----------   ----------   ----------
Net increase
  (decrease) in
  cash and cash
  equivalents                                (748,000)     320,000    2,674,000
Cash and cash
  equivalents at
  beginning of
  year                                      3,469,000    3,149,000      475,000
                                           ----------   ----------   ----------
Cash and cash
  equivalents at
  end of year                             $ 2,721,000  $ 3,469,000  $ 3,149,000
                                           ==========   ==========   ==========
Supplemental
  cash flow
  information: Non-cash investing and
                 financing activities:
                 Capital lease
                   obligations incurred   $         -  $         -  $   566,000
                 Convertible debt issued
                   in acquisition
                   (note 15)               25,000,000            -            -
                 Warrants issued in asset
                   acquisition (note 10)            -            -      536,000
               Cash paid during the year
                 for:
                 Interest                   3,210,000    2,214,000    2,475,000
                 Income taxes               9,360,000    8,660,000    6,137,000
                                           ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
March 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies

(a) Nature of Operations
The Company provides information management technology and other related services, primarily for marketing applications. Operating units of the Company provide list services, data warehouse services, data and information products, fulfillment services, computerized list, postal and database services, and outsourcing and facilities management services in both the United States (U.S.) and United Kingdom (U.K.).

(b) Consolidation Policy
The consolidated financial statements include the accounts of Acxiom Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to October 1, 1994 the Company carried its 50% interest in InfoBase Services ("InfoBase") on the equity method (see note 8).

(c) Revenue Recognition
Revenues from the production of direct marketing lists and CD-ROM products are recognized when shipped. Revenues from data processing and outsourcing and facilities management services are recognized when the services are performed. Costs incurred in connection with the conversion phase of outsourcing and facilities management contracts are deferred and amortized over the life of the contract. Included in other assets are unamortized conversion costs in the amount of $18,137,000 and $10,620,000 at March 31, 1997 and 1996, respectively.
Revenues from software licenses are recognized primarily when the software is installed or when the Company fulfills its obligations under the sales contract. The Company recognizes revenue from long-term contracts involving significant production, modification, or customization of software using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Revenues associated with the promotional fulfillment service are recognized based on usage of the service. Billed but unearned portions of revenues are reported as deferred revenues.

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

Trade accounts receivable are presented net of allowances for doubtful accounts and credits of $4,333,000 and $1,880,000 in 1997 and 1996, respectively.

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

(g) Excess of Cost Over Fair Value of Net Assets Acquired
The excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions (goodwill) is being amortized on a straight-line basis over 15 to 25 years from acquisition dates. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected, undiscounted net cash flows of the related business unit. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(h) Income Taxes
The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company's foreign subsidiaries file separate income tax returns in the U.K.

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

(j) Earnings Per Share
Earnings per share computations are based upon the weighted average number of shares outstanding as adjusted for stock splits (see note 6). The weighted average number of shares outstanding includes redeemable common shares and the dilutive effect of stock options and warrants and the convertible debt issued for the purchase of Direct Media/DMI, Inc. ("DMI"), all of which are considered common stock equivalents (see note 6). For purposes of calculating earnings per share, the interest expense on the convertible note is eliminated. The calculation of earnings per share for the periods presented is as follows:

                               1997               1996                1995
                               ----               ----                ----
Net earnings               $27,512,000        $18,223,000         $12,405,000
Interest expense               445,000                  -                   -
  (net of tax effect)
                            ----------         ----------          ----------
Adjusted net earnings      $27,957,000        $18,223,000         $12,405,000
                            ==========         ==========          ==========
Earnings per share                $.47               $.35                $.27
                            ==========         ==========          ==========
Weighted average
  shares outstanding        59,143,000         52,078,000          45,886,000
                            ==========         ==========          ==========

The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share" that is required to be adopted by the Company in fiscal 1998. Statement No. 128 will require the Company to report both basic earnings per share and diluted earnings per share. Early application of Statement No. 128 is not permitted; however, if the statement had been implemented in fiscal 1997, basic earnings per share would have been $.54 and diluted earnings per share would have been $.47.

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

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(n) Stock Option Plan
Prior to fiscal 1997, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2) Software and Research and Development Costs
The Company recorded amortization expense related to internally developed and purchased computer software of $5,370,000, $3,113,000 and $2,246,000 in 1997,
1996 and 1995, respectively. Additionally, research and development costs of $10,505,000, $6,440,000 and $7,020,000 were charged to operations during 1997,
1996 and 1995, respectively.

(3) Property and Equipment
Property and equipment are summarized as follows:

                                       1997                      1996
                                       ----                      ----
Land                                $2,238,000                $2,233,000
Buildings and improvements          56,825,000                50,778,000
Office furniture and equipment      13,484,000                11,097,000
Data processing equipment          126,739,000                89,116,000
                                   -----------               -----------
                                   199,286,000               153,224,000

Less accumulated depreciation
  and amortization                  83,115,000                64,123,000
                                   -----------               -----------
                                  $116,171,000              $ 89,101,000
                                   ===========               ===========

(4) Long-Term Debt
Long-term debt consists of the following:
                                                      1997             1996
6.92% Senior notes due March 30, 2007,
  payable in annual installments of
  $4,286,000 commencing March 30, 2001;
  2001; interest is payable semi-annually         $30,000,000       $         -
3.12% Convertible note, interest and
  principal due April 30, 1999;
  collateralized by letter of credit;
  convertible at maturity into two
  million shares of common stock (note 15)         25,000,000                 -
Unsecured revolving credit agreement               21,454,000        11,995,000
9.75% Senior notes, due May 1, 2000,
  payable in annual installments of
  $2,143,000 each May 1; interest is
  payable semiannually                              8,571,000        10,714,000
8.94% note payable due in monthly
  installments of principal and
  interest of $50,000 with remaining
  balance due June 30, 1997;
  collateralized by real estate                     4,031,000         4,264,000
  Other notes and capital lease
    obligations payable (notes 5 and 8)             1,987,000         3,778,000
                                                   ----------        ----------
    Total long-term debt                           91,043,000        30,751,000
Less current installments                           3,923,000         3,866,000
                                                   ----------        ----------
    Long-term debt, excluding
      current installments                        $87,120,000       $26,885,000
                                                   ==========        ==========

The unsecured revolving credit agreement provides for revolving loans and letters of credit in amounts of up to $75,000,000. The terms of the credit agreement provide for interest at the prime rate (or, at the Company's option, at other alternative market rates). At March 31, 1997, the effective rate was 7.9%. The agreement requires a commitment fee equal to 3_16 of 1% on the average unused portion of the loan. A letter of credit in the amount of $25,000,000 was issued in connection with the acquisition of DMI (see note 15), leaving $50,000,000 available for revolving loans. The credit agreement expires on July 30, 2001. The 8.94% note payable which is due June 30, 1997 continues to be classified as long-term debt because the Company intends to use available funding under the revolving credit agreement to refinance the note on a long-term basis. The Company also has another unsecured line of credit amounting to $1,500,000, of which none was outstanding at March 31, 1997. The other unsecured line expires in June 1997 and bears interest at the prime rate.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels and working capital, debt to equity and debt service coverage ratios. At March 31, 1997, the Company was in compliance with all such financial requirements. The aggregate maturities of long-term debt for the five years ending March 31, 2002 are as follows: 1998, $3,923,000; 1999, $2,844,000; 2000, $27,198,000; 2001, $6,429,000; and 2002,
$29,221,000.

(5) Leases
The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases and capital leases. Total property and accumulated amortization held under capital leases amount to $2,591,000 and $1,452,000, respectively, at March 31, 1997. Amortization of property held under capital leases is included in depreciation expense. Future minimum lease payments under noncancellable operating leases and capital leases as of March 31, 1997 are as follows:

                                                    Capital          Operating
                                                     leases            leases
Year ending March 31:
1998                                                $475,000         $3,995,000
1999                                                 355,000          3,805,000
2000                                                  56,000          3,148,000
2001                                                       -          2,168,000
2002                                                       -            963,000
Thereafter (through 2039)                                  -         $3,524,000
                                                   ---------          =========
Total capital lease payments                         886,000
Less amount representing interest                     77,000
                                                   ---------
Present value of minimum capital lease
  payments (note 4)                                  809,000
Less current installments of obligations under
  capital leases                                     420,000
                                                   ---------
Obligations under capital leases, excluding
  current installments                              $389,000
                                                   =========

Total rental expense each year on operating leases was as follows:

                                         1997           1996            1995
                                         ----           ----            ----
Gross rentals (note 8)                $6,704,000     $3,793,000      $2,169,000
Sublease rentals                               -         44,000          76,000
                                       ---------      ---------       ---------
                                      $6,704,000     $3,749,000      $2,093,000
                                       =========      =========       =========

(6) Stockholders' Equity
On May 29, 1996 the Board of Directors increased the authorized shares of the Company's $.10 par value common stock from 60,000,000 to 200,000,000. The Company also has 1,000,000 shares of authorized but unissued $1.00 par value preferred stock. The Board of Directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends and the shares could be issued in multiple series with different rights and preferences. The Company currently has no plans for the issuance of any shares of preferred stock.

On October 26, 1994 the Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, which was distributed January 10, 1995 to shareholders of record on December 27, 1994. On October 10, 1996, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend, which was distributed November 12, 1996 to shareholders of record on October 25, 1996. All share and per share data in the financial statements have been restated to give effect to the stock splits. Additionally, during the year ended March 31, 1995, the Company sold 2,000,000 shares of newly-issued common stock to Trans Union Corporation for approximately $12,000,000.

The Company has for its U.S. employees a Key Employee Stock Option Plan ("Plano) for which 15,200,000 shares of the Company's common stock have been reserved. The Company has for its U.K. employees a U.K. Share Option Scheme ("Scheme") for which 1,600,000 shares of the Company's common stock have been reserved. These plans generally provide that the option price will be at least the fair market value at the time of the grant, except that the option price of nonqualified options granted under the Plan is determined by the Board of Directors. Incentive options granted under the plans must be exercised within 10 years after the date of the option. The term of nonqualified options is determined by the Board of Directors. At March 31, 1997, 2,650,562 shares and 798,008 shares are available for future grants under the Plan and the Scheme, respectively.

Activity in stock options was as follows:
                                                                       Number
                                    Number of       Options price     of shares
                                     shares           per share      exercisable
                                    ---------        -----------      ---------
Outstanding at March 31, 1994       4,600,456       $ 1.38-11.75      1,028,844
  Granted                             788,864         5.38-15.75
  Exercised                          (185,550)        1.42- 6.25
  Terminated                         (275,074)        1.42-11.75
                                    ---------        -----------      ---------
Outstanding at March 31, 1995       4,928,696         1.38-15.75      1,715,966
  Granted                           1,560,556         8.98-24.81
  DataQuick acquisition (note 15)   1,616,740         1.49- 6.75
  Exercised                          (371,046)        1.42- 9.93
  Terminated                           (6,000)              1.42
                                    ---------        -----------      ---------
Outstanding at March 31, 1996       7,728,946         1.38-24.81      3,467,728
  Granted                             454,251        16.89-34.75
  Pro CD acquisition (note 15)        294,132          .04- 3.44
  Exercised                          (662,117)         .04-14.86
  Terminated                          (93,255)        1.59-24.81
                                    ---------        -----------      ---------
Outstanding at March 31, 1997       7,721,957       $  .09-34.75      3,652,744
                                    =========        ===========      =========

The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 was $8.61 and $4.14 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
1997 Expected dividend yield 0%, risk-free interest rate of 6.62%-6.83%, expected life of 10 years, and expected volatility of 34.85%; 1996 Expected dividend yield 0%, risk-free interest rate of 5.62%-6.69%, expected life of 10 years, and expected volatility of 28.53%.

The following is a summary of stock options outstanding as of March 31, 1997:

                       Options outstanding             Options exercisable
               ------------------------------------  -----------------------
                             Weighted
                              average     Weighted                 Weighted
   Range of                  remaining     average                  average
   exercise      Options    contractual   exercise     Options     exercise
    prices     outstanding     life       per share  exercisable   per share
    ------     -----------     ----       ---------  -----------   ---------

$ 0.09-$ 2.54   1,556,082   7.33 years     $ 2.10     1,313,012     $ 2.19
$ 2.56-$ 4.69   1,777,914   6.78 years     $ 3.78     1,078,957     $ 3.77
$ 5.38-$ 5.88     324,862   7.08 years     $ 5.48       270,433     $ 5.42
       $ 6.25   1,311,108   5.90 years     $ 6.25       601,758     $ 6.25
$ 6.74-$18.61   1,586,793   8.80 years     $14.01       289,086     $12.34
$24.50-$34.75   1,165,198   9.90 years     $26.16        99,498     $24.79
                ---------   ----------      -----     ---------      -----
                7,721,957   7.64 years     $ 9.37     3,652,744     $ 4.98

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1997                1996
                                             ----                ----
Net earnings          As reported        $27,512,000         $18,223,000
                      Pro forma          $26,624,000         $17,935,000
Earnings per share    As reported               $.47                $.35
                      Pro forma                 $.45                $.34

Pro forma net earnings reflect only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of nine years and compensation cost for options granted prior to April 1, 1995 is not considered.

The Company maintains an employee stock purchase plan which provides for the purchase of shares of common stock by its U.S. employees through payroll deductions which may not exceed 10% of employee compensation. The price of the stock purchased under the plan is 85% of the market price as of the date the stock is purchased for the employee by the Trustee of the plan. The Company maintains a similar plan for its U.K. employees. There were 110,332, 190,470 and 99,952 shares purchased under the plans during the years ended March 31, 1997, 1996 and 1995, respectively.

(7) Income Taxes
Total income tax expense was allocated as follows:
                                      1997             1996             1995
                                      ----             ----             ----
Income from operations            $16,526,000      $11,173,000       $7,670,000
Stockholders' equity, for
  compensation expense for
  tax purposes in excess
  of amounts recognized for
  financial reporting purposes     (1,684,000)        (656,000)        (252,000
                                   ----------       ----------        ---------
                                  $14,842,000      $10,517,000       $7,418,000
                                   ==========       ==========        =========

Income tax expense attributable to earnings from operations consists of:

                                      1997              1996            1995
                                      ----              ----            ----
Current expense:
  Federal                         $ 9,884,000       $ 6,720,000      $5,953,000
  Foreign                              83,000                 -               -
  State                               783,000         1,019,000       1,398,000
                                   ----------         ---------       ---------
                                   10,750,000         7,739,000       7,351,000
                                   ----------         ---------       ---------
Deferred expense (benefit):
  Federal                           3,898,000         2,706,000       1,027,000
  Foreign                             687,000           161,000        (408,000)
  State                             1,191,000           567,000        (300,000)
                                   ----------         ---------       ---------
                                    5,776,000         3,434,000         319,000
                                   ----------         ---------       ---------
    Total tax expense             $16,526,000       $11,173,000      $7,670,000
                                   ==========        ==========       =========

The actual income tax expense attributable to earnings from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                      1997              1996            1995
                                      ----              ----            ----
Computed expected tax expense     $15,413,000       $10,289,000      $7,026,000
Increase (reduction) in income
  taxes resulting from:
  State income taxes, net of
    Federal income tax benefit      1,283,000         1,031,000         714,000
  Research and experimentation
    credits                          (683,000)         (800,000)       (315,000)
  Other                               513,000           653,000         245,000
                                   ----------        ----------       ---------
                                  $16,526,000       $11,173,000      $7,670,000
                                   ==========        ==========       =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1997 and 1996 are presented below.
                                                       1997             1996
                                                       ----             ----
Deferred tax assets:
  Accrued expenses not currently deductible
    for tax purposes                               $ 1,407,000      $ 1,692,000
  Investment in InfoBase, principally due to
    differences in basis for tax and financial
    reporting purposes                                 327,000          330,000
  Net operating loss carryforwards                   1,208,000        1,088,000
  Other                                                903,000          929,000
  Valuation allowance                               (1,208,000)        (328,000)
                                                    ----------       ----------
    Total deferred tax assets                        2,637,000        3,711,000
                                                    ----------       ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                     (6,390,000)      (6,263,000)
  Intangible assets, principally due to
    differences in amortization                       (482,000)               -
  Capitalized software and other costs expensed
    as incurred for tax purposes                   (10,519,000)      (6,431,000)
  Installment sale gains for tax purposes             (259,000)        (254,000)
                                                    ----------       ----------
    Total deferred tax liabilities                 (17,650,000)     (12,948,000)
                                                    ----------       ----------
    Net deferred tax liability                    $(15,013,000)    $ (9,237,000)
                                                    ==========       ==========

The valuation allowance for deferred tax assets as of March 31, 1997 and March 31, 1996 was $1,208,000 and $328,000, respectively. The net change in the total valuation allowance for the years ended March 31, 1997 and 1996 was an increase of $880,000 and increase of $328,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's history of substantial profitability and taxable income and its utilization of tax planning strategies, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. Included in other current assets are deferred tax assets of $2,311,000 and $1,696,000 at March 31, 1997 and 1996, respectively.

(8) Related Party Transactions
The Company leases certain equipment from a business partially owned by an officer. Rent expense under these leases during the years ended March 31, 1997, 1996 and 1995 was approximately $797,000, $371,000 and $247,000, respectively.
Under the terms of the lease in effect at March 31, 1997 the Company will make monthly lease payments of $66,000 through December, 2000. The Company has agreed to pay the difference, if any, between the sales price of the equipment and 70 percent of the lessor's related loan balance (approximately $5,800,000 at March 31, 1997) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial five year term and the lessor sells the equipment as a result thereof.

Effective October 1, 1994, the Company purchased the remaining one-half interest in the InfoBase partnership owned by ADVO, Inc. The purchase price consisted of $9,000,000 in cash and service discounts over the next four years. If the service discounts do not aggregate at least $2,560,000 over the four-year period, the shortfall will be paid in cash. The balance of the liability at March 31, 1997 and 1996, which is included in long-term debt, is $1,178,000 and $1,958,000, respectively.

The Company has accounted for the purchase of the partnership interest using the purchase method of accounting. The aggregate investment in the InfoBase partnership has been allocated as follows:

Cash paid                                                           $ 9,000,000
Less cash purchased                                                   1,710,000
                                                                     ----------
Net cash expenditure                                                  7,290,000
Service discounts                                                     2,560,000
Investment in and advances to joint venture prior to purchase         3,715,000
                                                                     ----------
  Total investment                                                  $13,565,000
                                                                     ==========
Software                                                            $ 5,797,000
Excess of cost over fair value of net assets acquired                 7,049,000
Accounts receivable                                                   2,612,000
Property and equipment                                                  442,000
Deferred tax asset                                                      115,000
Other assets                                                              7,000
Accounts payable and other liabilities                               (2,457,000)
                                                                     ----------
  Total investment                                                  $13,565,000
                                                                     ==========

The amount of the purchase price allocated to software is being amortized over the estimated remaining economic life of the software products of 2 to 4 years. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over its estimated economic life of 15 years. The following consolidated pro forma financial information (which includes adjustments to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and InfoBase) shows the results of the Company's operations for the year ended March 31, 1995 as though the purchase of InfoBase had occurred at the beginning of the year:

Revenue                                           $205,178,000
Net earnings                                      $ 11,865,000
Earnings per share                                        $.26

The operations of InfoBase are included in the Company's consolidated results of operations beginning October 1, 1994. Prior to that date, the Company's 50% equity in the operations of the joint venture was included in other income (expense). Included in revenue in 1995 isa$1,562,000 from sales of services to InfoBase. InfoBase also reimbursed the Company for processing, programming, and facility costs amounting to $2,585,000. Commissions paid to InfoBase for list enhancement services totaled $4,395,000. Included in other expense fora1995 is the Company's 50% share of the loss of the partnership amounting to $259,000.

(9) Retirement Plans
The Company has a retirement savings plan which covers substantially all domestic employees. The Company also offers a supplemental non-qualified deferred compensation plan for certain management employees. The Company matches 50% of the employee's salary deferred contributions under both plans up to 6% in total annually and may contribute amounts to the plans from the Company's earnings at the discretion of the Board of Directors. Company contributions amounted to approximately $1,523,000, $835,000 and $653,000 in 1997, 1996 and
1995, respectively.

(10) Data Center Agreement
In connection with its data center management agreement ("Agreement") entered into in August 1992 with Trans Union Corporation ("Trans Union"), the Company acquired certain Trans Union data center assets and issued 1,920,000 shares of newly-issued redeemable common stock and a warrant to purchase additional shares of common stock. The difference between the assigned value of the redeemable common stock and the estimated redemption value per share was being accreted through charges to retained earnings. In connection with an extension of the Agreement in August 1994, Trans Union agreed to give up its right to cause the Company to repurchase the 1,920,000 shares of common stock then held by Trans Union. Accordingly, the carrying value of the redeemable common stock has been reclassified to stockholders' equity. The warrant, which expires on August 31, 2000, entitles Trans Union to acquire up to 4,000,000 additional shares of newly-issued common stock. The exercise price for the warrant stock is $2.81 per share through August 31, 1997 and increases $.25 per share in each of the three years subsequent to August 31, 1997. The first one million shares became exercisable as of the closing of the Agreement and the remaining three million shares became exercisable upon the extension of the Agreement. The value ($536,000) of the additional shares which became exercisable has been credited to additional paid-in capital. Trans Union is precluded from exercising the warrant to the extent that the shares acquired thereunder would cause its percentage ownership of the Company's common stock acquired pursuant to the Agreement to exceed 10% of the Company's then issued and outstanding common stock. Based on shares outstanding at March 31, 1997, Trans Union would be entitled to purchase approximately 3,604,000 total shares under the warrant. Also, in 1994, an agreement was executed between the Company and Trans Union's Marketing Services Division, whereby the Company provides all of the data processing services for that division. In December 1996, the term of both the Agreement and the marketing services agreement were extended through August 2005.

(11) Major Customers
In 1997, 1996 and 1995, the Company had two major customers who accounted for more than 10% of revenue. Allstate Insurance Company accounted for revenue of $67,696,000 (16.8%), $55,789,000 (20.7%) and $53,416,000 (26.4%) in 1997, 1996
and 1995, respectively, and Trans Union accounted for revenue of $56,580,000 (14.1%), $41,952,000 (15.5%) and $25,552,000 (12.6%) in 1997, 1996 and 1995,
respectively.

(12) Foreign Operations
The following table shows financial information by geographic area for the years 1997, 1996 and 1995.

                                  United States   United Kingdom   Consolidated
1997:
  Revenue                         $373,596,000     $28,420,000     $402,016,000
  Earnings before income taxes      42,365,000       1,673,000       44,038,000
  Net earnings                      26,466,000       1,046,000       27,512,000
  Total assets                     276,832,000      22,836,000      299,668,000
  Total tangible assets            246,262,000      15,109,000      261,371,000
  Total liabilities (including
    deferred credits)              135,039,000       8,532,000      143,571,000
  Total equity                     141,793,000      14,304,000      156,097,000
                                   ===========      ==========      ===========
1996:
  Revenue                          252,190,000      17,712,000      269,902,000
  Earnings (loss) before
    income taxes                    29,634,000        (238,000)      29,396,000
  Net earnings (loss)               18,622,000        (399,000)      18,223,000
  Total assets                     176,321,000      17,728,000      194,049,000
  Total tangible assets            169,971,000      10,096,000      180,067,000
  Total liabilities (including
    deferred credits)               65,172,000       6,136,000       71,308,000
  Total equity                     111,149,000      11,592,000      122,741,000
                                   ===========      ==========      ===========
1995:
  Revenue                          187,879,000      14,569,000      202,448,000
  Earnings (loss) before
    income taxes                    21,339,000      (1,264,000)      20,075,000
  Net earnings (loss)               13,261,000        (856,000)      12,405,000
  Total assets                     138,180,000       9,990,000      148,170,000
  Total tangible assets            131,367,000       7,165,000      138,532,000
  Total liabilities (including
    deferred credits)               46,989,000       4,004,000       50,993,000
  Total equity                      91,191,000       5,986,000       97,177,000
                                   ===========      ==========      ===========

(13) Contingencies
On October 10, 1996, the Company settled the arbitration matter between the Company and Highlights for Children, Inc. The settlement, the terms of which are confidential, was not material to the consolidated financial statements of the Company.

The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

(14) Dispositions
Effective March 31, 1994, the Company sold substantially all of the assets of its mailing services operating unit, Acxiom Mailing Services ("AMS"), in exchange for the assumption of $3,045,000 in liabilities, $4,500,000 in cash, a $4,127,000 mortgage note receivable and $1,000,000 of preferred stock issued by the buyer. The sale closed May 20, 1994 effective as of March 31, 1994. Additionally, the Company sold the buyer a non-exclusive, perpetual software license for $1,550,000, payable over five years, to use certain of the Company's database marketing and data processing software.

In June 1996, the buyer ceased operations. In the year ended March 31, 1997 the Company established valuation reserves for the full amount of the uncollected software license ($640,000), the preferred stock (valued at $1,000,000), trade accounts receivable of $491,000 and a partial reserve of $1,600,000 against the remaining mortgage note receivable, resulting in bad debt expense of $1,131,000 and other expense of $2,600,000 for the year ended March 31, 1997. The Company has also obtained title to the property and sold a portion of the property for proceeds of $949,000. The Company is negotiating the sale of the remaining property and believes any further loss associated with this event will not be material to the consolidated financial statements.

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

On August 25, 1995, the Company acquired all of the outstanding capital stock of DataQuick Information Systems (formerly an "S" Corporation) and DQ Investment Corporation (collectively referred to as "DataQuick"). The Company exchanged
1,969,678 shares of its common stock for all of the outstanding shares of capital stock of DataQuick. Additionally, the Company assumed all of the currently outstanding options granted under DataQuick's stock option plans, with the result that 1,616,740 shares of the Company's common stock are now subject to issuance upon exercise of such options (see note 6). The acquisition was in the form of a merger of two wholly-owned subsidiaries of the Company into each of DataQuick Information Systems and DQ Investment Corporation and is accounted for as a pooling-of-interests.

DataQuick, headquartered in San Diego, California, provides real property information to support a broad range of applications including marketing, appraisal, real estate, banking, mortgage and insurance. This information is distributed on-line and via CD-ROM, list services, and microfiche.

The stockholders' equity and operations of DataQuick were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of April 1, 1995, without restating prior years' financial statements to reflect the pooling-of-interests combination. DataQuick's net assets as of April 1, 1995 totaled $5,757,000. The statements of earnings for the years ended March 31, 1997 and 1996 include the results of DataQuick for the entire periods presented.

For the year ended December 31, 1994, DataQuick had revenues and earnings before income taxes of $20,251,000 and $891,000, respectively. Included in the statement of earnings for 1996 are revenues ofa$8,048,000 and earnings before income taxes of $79,000 for DataQuick for the period from April 1, 1995 to August 25, 1995.

On April 9, 1996, the Company exchanged 3,313,324 shares of its common stock for all of the outstanding common stock and common stock options of Pro CD, Inc., ("Pro CD"). Headquartered in Danvers, Massachusetts, Pro CD is a publisher of reference software on CD-ROM. The business combination was accounted for as a pooling-of-interests. The stockholders' equity and operations of Pro CD were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of April 1, 1996, without
restating    prior    years'    financial    statements    to    reflect    the
pooling-of-interests. For the year ended December 31, 1995, Pro CD had revenues and a net loss of approximately $21,675,000 and $970,000, respectively. At April 1, 1996 Pro CD's liabilities exceeded its assets by approximately $1,774,000.

Also in April 1996, the Company acquired the assets of DMI for $25 million and the assumption of certain liabilities of DMI. The $25 million purchase price is payable in three years, is collateralized by a letter of credit (see note 4), and may, at DMI's option, be paid in two million shares of Acxiom common stock in lieu of cash plus accrued interest. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management and consulting services to business-to-business and consumer list owners and mailers. At April 1, 1996 the liabilities assumed by the Company exceeded the fair value of the net assets acquired from DMI by $993,000. The resulting excess of purchase price over fair value of net assets acquired of $25,993,000 is being amortized over its estimated economic life of 20 years. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of DMI are included in the consolidated results of operations from the date of its acquisition.

The purchase price for DMI has been allocated as follows:

Trade accounts receivable                              $ 7,558,000
Property and equipment                                   2,010,000
Software                                                 3,500,000
Excess of cost over fair value of net assets acquired   25,993,000
Other assets                                               840,000
Short-term note payable to bank                        (11,594,000)
Accounts payable and other liabilities                  (3,020,000)
Long-term debt                                            (287,000)
                                                        ==========
                                                       $25,000,000

The following consolidated pro forma financial information (which includes adjustments to reflect the accounting bases recognized in recording the purchase and to eliminate the effects of transactions between the Company and DMI) shows the results of the Company's operations for the year ended March 31, 1996 as if the purchase of DMI had occurred at the beginning of the period:

Revenue                            $311,125,000
Net earnings                        $18,080,000
Earnings per share                         $.34

(16) Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, short-term borrowings, and trade payables-The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt-The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 1997 the estimated fair value of long-term debt approximates its carrying value.

(17) Selected  Quarterly  Financial Data  (Unaudited)
The table below sets forth selected financial information for each quarter of the last two years:


                          1st quarter  2nd quarter   3rd quarter   4th quarter

1997:
  Revenue                 $93,953,000  $97,547,000  $104,534,000  $105,982,000
  Income from operations    9,211,000   12,384,000    15,807,000    14,311,000
  Net earnings              4,245,000    6,263,000     8,863,000     8,141,000
  Earnings per share              .07          .11           .15           .14

1996:
  Revenue                 $59,182,000  $62,376,000   $71,315,000   $77,029,000
  Income from operations    5,517,000    7,342,000     9,532,000     9,267,000
  Net earnings              3,136,000    4,072,000     5,812,000     5,203,000
  Earnings per share              .06          .08           .11           .10

(This page corresponds with page 44 of the Company's Annual Report.)

Market Information

Per share data is restated to reflect a stock split during fiscal 1997.

Stock Prices

The Company's Common Stock is traded on the national Market System of Nasdaq under the symbol "ACXM." The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock.

Fiscal 1997                High          Low
Fourth Quarter           $24           $14 3/8
Third Quarter             25            18 5/8
Second Quarter            20 5/8        15 7/8
First Quarter             17 7/8        11 15/16

Fiscal 1996                High          Low
Fourth Quarter           $14           $11 1/4
Third Quarter             15 7/8        13
Second Quarter            14 1/8        11 3/8
First Quarter             12 5/8         8 1/8

During the period beginning April 1, 1997, and ending May 13, 1997, the high closing sales price per share for the Company's Common Stock as reported by Nasdaq was 16 3/8 and the low closing sales price per share was $11 1/8. On May 13, 1997, the closing price per share was $16 1/8.

Shareholders of Record

The approximate number of shareholders of record of the Company's Common Stock as of May 13, 1997, was 1,469.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to provide funds for its business operations and for the expansion of its business. Thus, it does not anticipate paying cash dividends in the foreseeable future.

EXHIBIT 21


                           SUBSIDIARIES OF THE COMPANY

                                U.S. SUBSIDIARIES

         Name                    Incorporated In         Doing Business As

Acxiom Asia, Ltd.                   Arkansas         Acxiom Asia, Ltd.

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

Acxiom Transportation
  Services, Inc.                    Arkansas         ATS; Conway Aviation, Inc.

BSA, Inc.*                          New Jersey       BSA

DQ Investment Corporation           California       AccuDat

DataQuick Information
  Systems, Inc.                     California       DataQuick Information
                                                       Systems, Inc.

Modern Mailers, Inc.*               Delaware         Acxiom Mailing Services

Pro CD, Inc.                        Delaware         Pro CD


                                U.K. SUBSIDIARIES

         Name                    Incorporated In         Doing Business As

Acxiom U.K., Ltd.                 United Kingdom     Acxiom U.K., Ltd.

Generator Datamarketing
  Limited                         United Kingdom     Generator Datamarketing
                                                       Limited

Marketlead Services, Ltd.         United Kingdom     N/A
  (Agency company of Acxiom
  U.K., Ltd.)

Southwark Computer Services,
  Ltd. (Agency company            United Kingdom     N/A
   of Acxiom U.K., Ltd.)

* Inactive

EXHIBIT 23


The Board of Directors
Acxiom Corporation

We consent to incorporation by reference in the registration statements (No. 33-17115, No. 33-37609, No. 33-37610, No. 33-42351, No. 33-72310, No. 33-72312,
No. 33-63423 and No. 333-03391 on Form S-8 and No. 33-63431 and No. 333-08011 on
Form S-3) of Acxiom Corporation of our report dated May 14, 1997, relating to the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997 which is incorporated by reference in the March 31, 1997 annual report on Form 10-K of Acxiom Corporation. We also consent to incorporation by reference in the above-mentioned registration statements of our report dated May 14, 1997 relating to the consolidated financial statement schedule, which report appears in the March 31, 1997 annual report on Form 10-K of Acxiom Corporation.

/s/  KPMG Peat Marwick LLP

Little Rock, Arkansas
June 23, 1997

EXHIBIT 24


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as the principal accounting officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Robert S. Bloom
------------------------
Robert S. Bloom

Date:    May 29, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for her and in her name, place and stead, in her capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set her hand this date.

Signature:


/s/ Ann H. Die
------------------------
Dr. Ann H. Die

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ William Dillard II
------------------------
William T. Dillard II

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Harry C. Gambill
------------------------
Harry C. Gambill

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal financial officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Rodger S. Kline
------------------------
Rodger S. Kline

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal executive officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Charles D. Morgan
------------------------
Charles D. Morgan

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Robert A. Pritzker
------------------------
Robert A. Pritzker

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Walter V. Smiley
------------------------
Walter V. Smiley

Date:    May 28, 1997

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ James T. Womble
------------------------
James T. Womble

Date:    May 28, 1997