Form 10-Q
period 1997-06-30
ACXIOM CORP
filed 1997-08-12
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997   OR


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

                                 Yes X        No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of July 23, 1997 was 51,947,770.

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

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,          March 31,
                                                     1997              1997
                                                  -----------       -----------
          Assets
Current assets:
  Cash and cash equivalents                     $     626,000         2,721,000
  Trade accounts receivable, net                   81,874,000        70,636,000
  Refundable income taxes                                ----         1,809,000
  Other current assets                             11,692,000         9,379,000
                                                  -----------       -----------
     Total current assets                          94,192,000        84,545,000
                                                  -----------       -----------
Property and equipment                            204,032,000       199,286,000
  Less - Accumulated depreciation and
    amortization                                   87,359,000        83,115,000
                                                  -----------       -----------
Property and equipment, net                       116,673,000       116,171,000
                                                  -----------       -----------
Software, net of accumulated amortization          19,453,000        18,627,000
Excess of cost over fair value of net assets
  acquired                                         37,941,000        38,297,000
Other assets                                       48,249,000        42,028,000
                                                  -----------       -----------
                                                $ 316,508,000       299,668,000
                                                  ===========       ===========
    Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable                             60,000           158,000
  Current installments of long-term debt            3,645,000         3,923,000
  Trade accounts payable                           12,669,000        15,323,000
  Accrued interest                                  1,599,000         1,128,000
  Accrued payroll and related expenses              5,696,000         7,519,000
  Accrued royalties                                 1,493,000         2,047,000
  Other accrued expenses                            5,613,000         5,492,000
  Advances from customers                             497,000           519,000
  Income taxes                                      1,186,000              ----
                                                  -----------       -----------
    Total current liabilities                      32,458,000        36,109,000
                                                  -----------       -----------
Long-term debt, excluding current installments     99,232,000        87,120,000

Deferred income taxes                              17,324,000        17,324,000

Deferred revenue                                    3,802,000         3,018,000

Stockholders' equity:
  Preferred stock                                        ----              ----
  Common stock                                      5,289,000         5,274,000
  Additional paid-in capital                       63,252,000        61,322,000
  Retained earnings                                97,051,000        91,738,000
  Foreign currency translation adjustment             571,000           278,000
  Treasury stock, at cost                          (2,471,000)       (2,515,000)
                                                  -----------       -----------
  Total stockholders' equity                      163,692,000       156,097,000
                                                  -----------       -----------
Commitments and contingencies                   $ 316,508,000       299,668,000
                                                  ===========       ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                 ------------------------------
                                                            June 30
                                                 ------------------------------
                                                    1997               1996
                                                 -----------        -----------

Revenue                                        $ 100,327,000         93,953,000
Operating costs and expenses:
  Salaries and benefits                           37,979,000         35,532,000
  Computer, communications and other equipment    14,929,000         12,821,000
  Data costs                                      20,688,000         18,781,000
  Other operating costs and expenses              16,516,000         17,608,000
                                                 -----------        -----------
    Total operating costs and expenses            90,112,000         84,742,000
                                                 -----------        -----------
Income from operations                            10,215,000          9,211,000
                                                 -----------        -----------
Other income (expense):
  Interest expense                                (1,534,000)          (818,000)
  Other, net                                        (180,000)        (1,492,000)
                                                 -----------        -----------
                                                  (1,714,000)        (2,310,000)
                                                 -----------        -----------

Earnings before income taxes                       8,501,000          6,901,000
Income taxes                                       3,188,000          2,656,000
                                                 -----------        -----------

Net earnings                                   $   5,313,000          4,245,000
                                                 ===========        ===========

Earnings per share                             $        0.09               0.07
                                                 ===========        ===========

Weighted average shares outstanding               59,193,000         58,506,000
                                                 ===========        ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                 ------------------------------
                                                            June 30
                                                 ------------------------------
                                                    1997               1996
                                                 -----------        -----------
Cash flows from operating activities:
  Net earnings                                 $   5,313,000          4,245,000
  Non-cash operating activities:
    Depreciation and amortization                  9,532,000          6,660,000
    Loss (Gain) on disposal or impairment
      of assets                                       (3,000)         1,000,000
    Provision for returns and doubtful accounts      317,000          1,256,000
    Changes in assets and liabilities:
      Accounts receivable                        (11,446,000)        (5,471,000)
      Other assets                                (4,318,000)           231,000
      Accounts payable and other liabilities      (2,553,000)        (1,316,000)
                                                 -----------        -----------
      Net cash provided (used) by operating
        activities                                (3,158,000)         6,605,000
                                                 -----------        -----------
Cash flows from investing activities:
  Sale of assets                                     372,000               ----
  Cash acquired in pooling acquisition                  ----             21,000
  Development of software                         (2,089,000)        (1,004,000)
  Capital expenditures                           (10,944,000)       (18,740,000)
                                                 -----------        -----------
  Net cash used by investing activities          (12,661,000)       (19,723,000)
                                                 -----------        -----------
Cash flows from financing activities:
  Proceeds from debt                              14,158,000         22,481,000
  Payments of debt                                (2,424,000)       (13,516,000)
  Sale of common stock                             1,989,000          1,220,000
                                                 -----------        -----------
    Net cash provided by financing activities     13,723,000         10,185,000
                                                 -----------        -----------
    Effect of exchange rate changes on cash            1,000               ----
                                                 -----------        -----------

    Net decrease in cash and short-term cash
      investments                                 (2,095,000)        (2,933,000)
  Cash and short-term cash investments at
    beginning of period                            2,721,000          3,469,000
                                                 -----------        -----------
  Cash and short-term cash investments at end
    of period                                  $     626,000            536,000
                                                 ===========        ===========
  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                 $   1,063,000            901,000
      Income taxes                                   193,000             73,000
                                                 ===========        ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 17 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of Registrant's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 1997.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Included in other assets are unamortized conversion costs in the amount of $20,259,000 and $18,137,000 at June 30, 1997 and March 31, 1997,
     respectively. These costs, incurred in connection with the conversion phase of outsourcing and facilities management contracts are deferred and amortized over the life of the contract.


2.   Long-term debt consists of the following:
                                                     June 30,        March 31,
                                                       1997            1997

     6.92% Senior notes due March 30, 2007,      $  30,000,000       30,000,000
     payable in annual installments of
     $4,286,000 commencing March 30, 2001;
     interest is payable semi-annually

     3.12% Convertible note, interest and           25,000,000       25,000,000
     principal due April 30, 1999;
     collateralized by letter of credit;
     convertible at maturity into two million shares of common stock

     Unsecured revolving credit agreement           35,612,000       21,454,000

     9.75% Senior notes due May 1, 2000,             6,429,000        8,571,000
     payable in annual installments of
     $2,143,000 each May 1; interest is
     payable semi-annually

     Note payable due in monthly installments        3,970,000        4,031,000
     of principal and interest of $50,000 with remaining balance due June 30, 2002;
     collateralized by real estate; floating
     interest rate

     Other notes and capital lease obligations       1,866,000        1,987,000
     payable                                       -----------      -----------

       Total long term debt                        102,877,000       91,043,000

     Less current installments                       3,645,000        3,923,000
                                                   -----------      -----------

     Long-term debt, excluding current           $  99,232,000       87,120,000
       installments                                ===========      ===========


The floating rate note payable was previously due June 30, 1997, but has been refinanced with the same lender. The interest rate is 2% above the Federal Reserve discount rate with a maximum of 8.75%.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. Earnings per share computations are based upon the weighted average number of shares outstanding, including the dilutive effect of stock options and warrants and the convertible debt issued for the purchase of Direct Media/DMI, Inc. ("DMI"), all of which are considered common stock equivalents. For purposes of calculating earnings per share, the interest expense on the convertible note is eliminated. The calculation of earnings per share for the periods presented is as follows:

                                               For the Three months Ended
                                             ------------------------------
                                             June 30, 1997    June 30, 1996
                                             -------------    -------------

     Net earnings                            $  5,313,000       4,245,000
     Interest expense (net of tax effect)         111,000         120,000
                                               ----------      ----------
     Adjusted net earnings                   $  5,424,000       4,365,000
                                               ==========      ==========

     Earnings per share                      $       0.09            0.07
                                               ==========      ==========

     Weighted average shares outstanding     $ 59,193,000      58,506,000
                                               ==========      ==========



4. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4,630,000 and $4,333,000 at June 30, 1997 and March 31, 1997, respectively.


5. On July 24, 1997, the Company entered into an agreement to sell certain assets of its Pro CD, Inc. ("Pro CD") subsidiary to CD-Rom Technologies, Inc. ("CTI"), a wholly-owned subsidiary of American Business Information, Inc., for cash. The sale includes all of the assets of Pro CD which are used in connection with its business of retail and direct marketing sales of reference products on CD-ROM/DVD, but excludes certain other assets of Pro CD used in connection with its corporate sales business. The sale is subject to completion of due diligence by CTI and receipt of any required governmental consent. An addendum to the agreement, to be agreed upon prior to closing, will itemize the assets to be sold and liabilities to be assumed. Subject to the above, the sale is expected to close during the quarter ended September 30, 1997. The sale is expected to result in a one-time gain on disposal.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenue was a record $100.3 million for the quarter ended June 30, 1997, a 7% increase over the same quarter a year ago. Adjusting for prior year pass-through revenues discussed below, the revenue increase over the prior year was 10%. Overall, the revenue growth was slightly lower than anticipated in what has traditionally been the Company's weakest quarter, which was partially caused by delays in projects in the Telecommunications, Financial Services and Insurance business units which management expects to be completed in future periods. The Company has also been awarded a significant amount of new business during the quarter which will impact the remainder of the fiscal year.

Services Division revenue of $35.6 million increased 16% over the first quarter in the prior year. The Services Division represents the Company's traditional processing revenues and includes the Insurance, Retail, High Tech, Publishing, Telecommunications, Utilities, and Citicorp business units. Strong performances by the Insurance and Citicorp units offset a decrease from last year by the Telecommunications business unit reflecting delays in projects.

Alliances Division revenue of $28.3 million reflects a 4% decrease from the prior year. However, adjusting for a reduction in pass-through revenues recorded on the Trans Union Corporation ("Trans Union") marketing services contract in the prior year, revenue actually increased by 8%. The Alliances Division includes the Company's outsourcing relationships and the Financial Services business units. Financial Services revenue is off $1.5 million from the prior year due to a data license which was sold in the previous year's first quarter and several Financial Services customers' reduced mailing volumes or delayed projects which impacted the first quarter. This segment continues to show volatility but the trends appear to be improving.

Data Products Division revenue of $28.8 million increased 5% over the prior year. The Data Products Division includes the Acxiom Data Group (InfoBase), DataQuick, Direct Media and Pro CD business units. DataQuick revenue increased 29% due to strong list sales, which was largely offset by an 18% decrease in Pro CD revenues. Pro CD continues to be impacted by slowing revenues from its retail channel. Although corporate sales are growing, they have not offset the drop in retail sales.

The International Division recorded revenue of $7.6 million, an 18% increase over the prior year. This is particularly positive because the last year's first quarter included significant database design fees for new customers.

Operating expenses for the quarter increased 6% compared to the same quarter a year ago. Salaries and benefits increased $2.4 million or 7% over the prior year's first quarter due to headcount increases on the increased volume and normal pay increases. Computer, communications and other equipment costs increased $2.1 million or 16% reflecting the impact of the prior year's capital expenditures and the Polk Company ("Polk") data center outsourcing contract, partially mitigated by the offset in computer costs associated with lower Trans Union pass-through revenues. Data costs increased $1.9 million or 10% principally due to the increase in data volumes under the Allstate data management agreement. Other operating expenses were lower by $1.1 million or 6% lower than the prior year's first quarter due to a bad debt write-off related to sale of the lettershop facility in the prior year, combined with lower cost of sales associated with lower retail sales for Pro CD.

Income from operations increased from 9.8% of revenue to 10.2% of revenue.

Interest expense was higher in the quarter due primarily to higher debt levels, combined with slightly higher interest rates. Other expense in the prior year included a $1 million write-off related to the sale of the Company's lettershop facility.

The Company's effective tax rate for the quarter was 37.5% compared to 38.5% for the year-earlier period. For the full fiscal year ended March 31, 1997, the effective rate was 37.5%. The Company expects the rate to remain in the 37-39% range for the current fiscal year.

Net income and earnings per share increased 25% and 29%, respectively, over the prior year's first quarter results.


Capital Resources and Liquidity

Working capital at June 30, 1997 was $61.7 million compared to $48.4 million at March 31, 1997. At June 30, 1997 the Company had available credit lines of $51.5 million, of which $35.6 million was outstanding. The long-term debt, which has a balance as of June 30, 1997 of $3,970,000, has been refinanced with the same lender and is now due June 30, 2002. This note had previously been due in full on June 30, 1997. The Company has also renewed its short-term unsecured credit agreement, in the amount of $1.5 million, which now expires July 31, 1998. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 38% on June 30, 1997, compared with 36% on March 31, 1997. The increase is due to the increase in the amount outstanding under the revolving credit agreement, as discussed below.

Net cash used by operating activities was $3.2 million for the quarter ended June 30, 1997, compared with cash provided by operating activities of $6.6 million in the previous year's first quarter. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 36% compared to the year-earlier period, but the resulting operating cash flow was offset by increases in accounts receivable and other assets. In the current year, $12.7 million was used by investing activities, including capital expenditures of $10.9 million. This represents a decrease from capital expenditures in the prior year period of $18.7 million. The prior year included significant capital expenditures for the Polk data center outsourcing contract. The Company continues to expect capital expenditures for the full year to be in the $40-50 million range. Financing activities of $13.7 million, primarily additional debt under the revolving credit agreement, provided the remainder of the Company's cash flow.

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

The Financial Accounting Standards Board has recently issued Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both of these statements will be adopted by the Company in fiscal 1999. Statement No. 130 requires that all components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements, and requires the reporting of total comprehensive income in that financial statement. Statement No. 131 requires public companies to report certain information about operating segments. The Company expects to report segment information using the four operating divisions into which it was organized effective April, 1997.

On July 24, 1997, the Company entered into an agreement to sell certain assets of its Pro CD, Inc. subsidiary to CD-Rom Technologies, Inc., a wholly owned subsidiary of American Business Information, Inc., for cash. The sale includes all of the assets of Pro CD which are used in connection with its business of retail and direct marketing sales of reference products on CD-ROM/DVD, but excludes certain other assets of Pro CD used in connection with its corporate sales business. The sale is subject to completion of due diligence by CTI and receipt of any required governmental consent. An addendum to the agreement, to be agreed upon prior to closing, will itemize the assets to be sold and liabilities to be assumed. Subject to the above, the sale is expected to close during the quarter ended September 30, 1997. The sale is expected to result in a one-time gain on disposal.

Certain statements in this Management's Discussion and Analysis may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities, and other similar forecasts and statements of expectation. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; year 2000 compliance issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K.

Form 10-Q


                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on July 30, 1997. At the meeting, the Shareholders approved the election of two directors. Voting results for each individual nominee were as follows:
         Dr. Ann Die, 42,268,614 votes for and 176,878 votes withheld; and Charles D. Morgan, 42,268,614 votes for and 176,878 votes withheld.


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



                                         Acxiom Corporation



Dated:  August 12, 1997
                                         By:    /s/ Robert S. Bloom
                                            ------------------------------------
                                            (Signature)
                                            Robert S. Bloom
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

Exhibit Number          Exhibit

27                      Financial Data Schedule