Form 10-Q
period 1997-09-30
ACXIOM CORP
filed 1997-11-10
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997   OR


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

                                  Yes X       No

    The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of October 31, 1997 was 52,135,110.

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
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 30,       March 31,
                                                     1997              1997
                                                  -----------       -----------
                 Assets
Current assets:
  Cash and cash equivalents                     $   5,832,000         2,721,000
  Trade accounts receivable, net                   72,562,000        70,636,000
  Refundable income taxes                                 ---         1,809,000
  Other current assets                             10,681,000         9,379,000
                                                  -----------       -----------
     Total current assets                          89,075,000        84,545,000
                                                  -----------       -----------
Property and equipment                            207,866,000       199,286,000
  Less - Accumulated depreciation and
    amortization                                   89,845,000        83,115,000
                                                  -----------       -----------
Property and equipment, net                       118,021,000       116,171,000
                                                  -----------       -----------
Software, net of accumulated amortization          18,778,000        18,627,000
Excess of cost over fair value of net assets
  acquired                                         37,298,000        38,297,000

Other assets                                       57,367,000        42,028,000
                                                  -----------       -----------
                                                $ 320,539,000       299,668,000
                                                  ===========       ===========
    Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable                                ---           158,000
  Current installments of long-term debt            3,814,000         3,923,000
  Trade accounts payable                           13,329,000        15,323,000
  Accrued interest                                  1,432,000         1,128,000
  Accrued payroll and related expenses              8,600,000         7,519,000
  Accrued royalties                                 1,310,000         2,047,000
  Other accrued expenses                           13,265,000         5,492,000
  Advances from customers                             454,000           519,000
  Income taxes                                      7,176,000               ---
                                                  -----------       -----------
    Total current liabilities                      49,380,000        36,109,000
                                                  -----------       -----------
Long-term debt, excluding current installments     75,857,000        87,120,000

Deferred income taxes                              17,324,000        17,324,000

Deferred revenue                                    4,395,000         3,018,000

Stockholders' equity:
  Preferred stock                                         ---               ---
  Common stock                                      5,315,000         5,274,000
  Additional paid-in capital                       65,272,000        61,322,000
  Retained earnings                               105,416,000        91,738,000
  Foreign currency translation adjustment              12,000           278,000
  Treasury stock, at cost                          (2,432,000)       (2,515,000)
                                                  -----------       -----------
  Total stockholders' equity                      173,583,000       156,097,000
                                                  -----------       -----------
Commitments and contingencies                   $ 320,539,000       299,668,000
                                                  ===========       ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  For the Three Months Ended

                                                         September 30

                                                   1997               1996
                                                -----------        -----------

Revenue                                       $ 109,966,000         97,547,000
Operating costs and expenses:
  Salaries and benefits                          40,518,000         35,038,000
  Computer, communications and other equipment   15,561,000         15,572,000
  Data costs                                     21,201,000         17,871,000
  Other operating costs and expenses             18,578,000         16,682,000
                                                -----------        -----------
    Total operating costs and expenses           95,858,000         85,163,000
                                                -----------        -----------
Income from operations                           14,108,000         12,384,000
                                                -----------        -----------
Other income (expense):
  Interest expense                               (1,470,000)          (906,000)
  Other, net                                        746,000         (1,294,000)
                                                -----------        -----------
                                                   (724,000)        (2,200,000)
                                                -----------        -----------

Earnings before income taxes                     13,384,000         10,184,000
Income taxes                                      5,019,000          3,921,000
                                                -----------        -----------

Net earnings                                  $   8,365,000          6,263,000
                                                ===========        ===========

Earnings per share                            $        0.14               0.11
                                                ===========        ===========

Weighted average shares outstanding              59,714,000         59,086,000
                                                ===========        ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  For the Six Months Ended
                                                        September 30
                                                   1997               1996
                                                -----------        -----------

Revenue                                       $ 210,293,000        191,500,000
Operating costs and expenses:
  Salaries and benefits                          78,497,000         70,570,000
  Computer, communications and other equipment   30,490,000         28,393,000
  Data costs                                     41,889,000         36,652,000
  Other operating costs and expenses             35,094,000         34,290,000
                                                -----------        -----------
    Total operating costs and expenses          185,970,000        169,905,000
                                                -----------        -----------
Income from operations                           24,323,000         21,595,000
                                                -----------        -----------

Other income (expense):
  Interest expense                               (3,004,000)        (1,724,000)
  Other, net                                        566,000         (2,786,000)
                                                -----------        -----------
                                                 (2,438,000)        (4,510,000)
                                                -----------        -----------
Earnings before income taxes                     21,885,000         17,085,000

Income taxes                                      8,207,000          6,577,000
                                                -----------        -----------

Net earnings                                  $  13,678,000         10,508,000
                                                ===========        ===========

Earnings per share                            $        0.23               0.18
                                                ===========        ===========

Weighted average shares outstanding              59,454,000         58,796,000
                                                ===========        ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Six Months Ended
                                                         September 30


                                                    1997               1996
                                                 ----------         ----------
Cash flows from operating activities:
  Net earnings                                 $ 13,678,000         10,508,000
  Non-cash operating activities:
    Depreciation and amortization                19,244,000         14,589,000
    Loss (Gain) on disposal or impairment
      of assets                                    (963,000)         2,100,000
    Provision for returns and doubtful accounts     520,000          1,561,000
    Changes in assets and liabilities:
      Accounts receivable                        (5,198,000)       (15,403,000)
      Other assets                              (10,297,000)           155,000
      Accounts payable and other liabilities     12,681,000           (865,000)
                                                 ----------         ----------
      Net cash provided by operating activities  29,665,000         12,645,000
                                                 ----------         ----------
Cash flows from investing activities:
  Sale of assets                                 15,682,000          1,151,000
  Cash acquired in pooling acquisition                  ---             21,000
  Development of software                        (5,479,000)        (2,960,000)
  Capital expenditures                          (24,504,000)       (33,349,000)
  Investments in joint ventures                  (4,853,000)               ---
                                                 ----------         ----------
  Net cash used by investing activities         (19,154,000)       (35,137,000)
                                                 ----------         ----------
Cash flows from financing activities:
  Proceeds from debt                             14,158,000         31,567,000
  Payments of debt                              (25,604,000)       (14,163,000)
  Sale of common stock                            4,074,000          2,441,000
                                                 ----------         ----------
    Net cash provided (used) by financing
      activities                                 (7,372,000)        19,845,000
                                                 ----------         ----------
    Effect of exchange rate changes on cash         (28,000)               ---
                                                 ----------         ----------

    Net increase (decrease) in cash and
      short-term cash investments                 3,111,000         (2,647,000)
  Cash and short-term cash investments at
    beginning of period                           2,721,000          3,469,000
                                                 ----------         ----------
  Cash and short-term cash investments at
    end of period                              $  5,832,000            822,000
                                                 ==========         ==========
  Supplemental cash flow  information:
    Cash paid (received) during the period for:
      Interest                                 $  2,700,000          1,351,000
      Income taxes                                 (778,000)           975,000
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

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Included in other assets are unamortized conversion costs in the amount of $22,150,000 and $18,137,000 at September 30, 1997 and March 31, 1997,
     respectively. These costs, incurred in connection with the conversion phase of outsourcing and facilities management contracts are deferred and amortized over the life of the contract.


2.   Long-term debt consists of the following:
                                                    September 30,    March 31,
                                                        1997           1997

     6.92% Senior notes due March 30, 2007,       $  30,000,000      30,000,000
     payable in annual installments of
     $4,286,000 commencing March 30, 2001;
     interest is payable semi-annually

     3.12% Convertible note, interest and            25,000,000      25,000,000
     principal due April 30, 1999;
     collateralized by letter of credit;
     convertible at maturity into two million shares of common stock

     Unsecured revolving credit agreement            12,676,000      21,454,000

     9.75% Senior notes due May 1, 2000,              6,429,000       8,571,000
     payable in annual installments of
     $2,143,000 each May 1; interest is
     payable semi-annually

     Note payable due in monthly installments         3,889,000       4,031,000
     of principal and interest of $50,000 with remaining balance due June 30, 2002;
     collateralized by real estate; floating
     interest rate

     Other notes and capital lease obligations        1,677,000       1,987,000
     payable                                         ----------      ----------

       Total long term debt                          79,671,000      91,043,000

     Less current installments                        3,814,000       3,923,000
                                                     ----------      ----------

     Long-term debt, excluding current            $  75,857,000      87,120,000
     installments                                    ==========      ==========

The floating rate note payable was previously due June 30, 1997, but has been refinanced with the same lender. The interest rate is 2% above the Federal Reserve discount rate with a maximum rate of 8.75%.

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

                                           For the six months ended September 30

                                                  1997                1996

     Net earnings                             $13,678,000          10,508,000
     Interest expense (net of tax effect)         222,000             222,000
                                               ----------          ----------
     Adjusted net earnings                    $13,900,000          10,730,000
                                               ==========          ==========

     Earnings per share                       $      0.23                0.18
                                               ==========          ==========

     Weighted average shares outstanding       59,454,000          58,796,000
                                               ==========          ==========



4. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4,197,000 and $4,333,000 at September 30, 1997 and March 31, 1997, respectively.

5. Effective August 22, 1997, the Company sold certain assets of its Pro CD, Inc. subsidiary ("Pro CD") to CD-ROM Technologies, Inc., a wholly-owned subsidiary of American Business Information, Inc. (collectively "ABI"). ABI acquired the retail and direct marketing operations of Pro CD, along with compiled telephone book data, for aggregate cash proceeds of $18,000,000, which includes consideration for a compiled telephone book data license. The Company also entered into a data license agreement with ABI under which the Company will pay ABI $8,000,000 over a two-year period, and a technology license agreement under which ABI will pay the Company $8,000,000 over a two-year period. In conjunction with the sale to ABI, the Company also recorded certain valuation and contingency reserves. Included in other income is the gain on disposal related to this transaction of $855,000.

6. During the quarter ended September 30, 1997, the Company sold two parcels of property which were formerly used by its Acxiom Mailing Services unit. Aggregate cash proceeds were $2,274,000, resulting in a net gain of $105,000 which is included in other income.

7. Subsequent to September 30, 1997, the Company acquired 100% ownership of MultiNational Concepts, Ltd. ("MultiNational") and Catalog Marketing Services, Ltd. (d/b/a Shop the World by Mail), entities under common control (collectively "STW"). Total consideration was $4,600,000 (net of cash acquired) and other cash consideration based on the future performance of STW. MultiNational, headquartered in Hoboken, New Jersey, is an international mailing list and database maintenance provider for consumer catalogers interested in developing foreign markets. Shop the World by Mail, headquartered in Sarasota, Florida, provides cooperative customer acquisition programs, and also produces an international catalog of catalogs whereby end-customers in over 60 countries can order catalogs from around the world.

     Also subsequent to September 30, 1997, the Company acquired Buckley Dement, L.P. and its affiliated company, KM Lists, Incorporated (collectively "Buckley Dement"). Buckley Dement, headquartered in Skokie, Illinois, provides list brokerage, list management, promotional mailing and fulfillment, and merchandise order processing to pharmaceutical, health care, and other commercial customers. Total consideration was approximately $14,400,000 (net of cash acquired) and other cash consideration based on the future performance of Buckley Dement.

     Both acquisitions will be accounted for as purchases and their operating results will be consolidated with the Company's results beginning October 1, 1997.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenue was a record $110.0 million for the quarter ended September 30, 1997, a 13% increase over the same quarter a year ago. For the six months ended September 30, 1997, consolidated revenue was $210.3 million, an increase of 10%.

Services Division revenue of $34.5 million increased 8% over the second quarter in the prior year. Business units with strong growth for the quarter include the High Tech, Publishing and Utilities business units, as well as the business units serving Allstate, Citicorp, and IBM. This growth was offset by weaker year-over-year performance by the Insurance and Telecommunications business units. Revenue from the telecommunications industry, particularly the regional bell operating companies, has not grown as much as the Company had previously expected as the impact of deregulation under the Telecommunications Act of 1996 has not yet materialized. The Company's growth expectations for this sector have been reduced from 25-30% to 10-15% for the fiscal year.

Alliances Division revenue of $34.0 million for the second quarter reflects a 15% increase from the prior year. However, adjusting for a reduction in pass-through revenues recorded on the Trans Union Corporation ("Trans Union") marketing services contract last year, revenue actually increased by 35%.
Financial services revenue more than doubled over the prior year reflecting strong results, together with the sale of a client server in connection with a data warehouse contract with a customer. Excluding the impact of the server sale, financial services revenue grew 31% over the prior year.

Data Products Division revenue of $33.7 million increased 17% over the prior year for the second quarter. DMI and DataQuick revenue increased 7% and 13%, respectively, while Acxiom Data Group (formerly known as InfoBase) revenue increased $4 million, including a license to ABI for the white pages phone file. The ABI transaction is more fully described in note 5 of the Notes to Consolidated Financial Statements. Pro CD revenue decreased $1.2 million from the prior year reflecting the sale of the retail side of the business to ABI.

The International Division recorded revenue of $7.8 million for the quarter, a 10% increase over the prior year, including strong growth in the Procter and Gamble account which more than offset data warehouse design and build fees recorded in the year-earlier quarter for Brittania Building Society. The International Division has a number of new business negotiations in progress currently which should accelerate revenue in the second half of the fiscal year. The preceding statement is a "forward-looking statement" for purposes of this Form 10-Q and is qualified by the cautionary language that appears under the heading "Forward-Looking Statements or Information."

For the six months ended September 30, 1997, divisional revenues increased as follows: Services Division, up 12%; Alliances Division, up 6% (21% after adjusting for Trans Union pass-through revenues); Data Products Division, up 11%; and International Division, up 14%.

The Company's operating expenses for the quarter increased 13% compared to the same quarter a year ago. For the six months ended September 30, 1997, operating expenses increased 9%. Salaries and benefits increased $5.5 million or 16% over the prior year's second quarter due to an increase in incentive pay provisions, together with a 9% increase due to headcount increases and normal raises. For the six months ended September 30, 1997, salaries and benefits increased 11%. Computer, communications and other equipment costs were flat compared to the second quarter in the prior year, due to the impact of the Trans Union marketing services pass-through expenses no longer being recorded, which essentially offset increased computer costs reflecting capital expenditures made to accommodate business growth over the past year. Computer, communications and other equipment costs increased 7% for the six months ended September 30, 1997. Data costs increased 19% for the quarter and 14% for the six months principally due to the increase in data volumes under the Allstate data management agreement. Other operating expenses grew $1.9 million or 11% for the quarter, reflecting cost of sales on the server sale noted above, which was partially offset by lower operating costs for Pro CD due to the sale of the retail business. Excluding those two items, other operating costs and expenses were up slightly. For the six months ended September 30, 1997, other operating costs and expenses were up only 2%, reflecting the reasons noted for the second quarter, combined with a bad debt write-off in the prior year.

Income from operations as a percentage of revenue increased slightly from 12.7% to 12.8% for the second quarter and from 11.3% to 11.6% for the six months.

Interest expense was higher in both the quarter and the six months due primarily to higher average debt levels, combined with slightly higher interest rates. Other income and expense reflects an $855,000 gain in the current quarter resulting from the sale of ProCD's retail business versus a $1.0 million charge in the prior year due to a write-off related to the sale of the Company's lettershop facility. For the six months, other income and expense reflects $566,000 income compared to expense of $2.8 million in the prior year principally for the same reasons.

The Company's effective tax rate for the quarter and six months was 37.5% compared to 38.5% for the year-earlier periods. For the full fiscal year ended March 31, 1997, the effective rate was 37.5%. The Company expects the rate to remain in the 37-39% range for the current fiscal year.

Net income and earnings per share increased 34% and 27%, respectively, over the prior year's second quarter and 30% and 28%, respectively, over the prior six months.

Capital Resources and Liquidity

Working capital at September 30, 1997 was $39.7 million compared to $48.4 million at March 31, 1997. At September 30, 1997, the Company had available credit lines of $64.0 million, of which $12.7 million was outstanding. The floating rate note payable which has a balance as of September 30, 1997 of $3,889,000 has been refinanced with the same lender and is now due June 30, 2002. This note had previously been due in full on June 30, 1997. The Company has been allowed by the holders of the $25 million convertible note to reduce the amount of the letter of credit which collateralizes the convertible note to $12.5 million, which increases the Company's available credit line under the revolving credit agreement from $50 million to $62.5 million. The Company has also renewed its short-term unsecured credit agreement, in the amount of $1.5 million, which now expires July 31, 1998. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 30% on September 30, 1997, compared with 36% on March 31, 1997. The decrease is due to the reduction in the amount outstanding under the revolving credit agreement, as well as other normal debt payments, and increases in stockholders' equity.

Cash provided by operating activities was $29.7 million for the six months ended September 30, 1997, compared with cash provided by operating activities of $12.6 million in the previous year's first six months. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 32% compared to the year-earlier period, while the resulting operating cash flow was increased by changes in accounts receivable and other assets and liabilities which had less of a negative effect on cash flow than in the prior year. In the current year, $19.2 million was used by investing activities, including capital expenditures of $24.5 million. This represents a decrease from the $33.3 million of capital expenditures in the prior-year period, which included significant capital expenditures for the Polk Company data center outsourcing contract. The Company continues to expect capital expenditures for the full year to be in the $40-50 million range. However, actual capital expenditures are somewhat dependent on acquisition activities as well as capital requirements for new business. The preceding statement is a "forward-looking statement" for purposes of this Form 10-Q and is qualified by the cautionary language that appears under the heading "Forward-Looking Statements or Information." Investing activities also included $15.7 million received from the sale of assets, primarily reflecting $13.0 million from the sale of assets of Pro CD which is more fully discussed in note 5 to the Notes to Consolidated Financial Statements. Investing activities also reflect the investment of $4.9 million by the Company in joint ventures, including an investment of approximately $4.0 million in Bigfoot International, Inc., an emerging company that provides services and tools for Internet E-mail users. Financing activities used $7.4 million, primarily reflecting net repayments of debt.

Subsequent to September 30, 1997, the Company acquired 100% ownership of MultiNational Concepts, Ltd. and Catalog Marketing Services, Ltd. (d/b/a Shop the World by Mail), entities under common control (collectively "STW"). Total consideration was $4.6 million (net of cash acquired) and other cash consideration based on the future performance of STW. Also subsequent to September 30, 1997, the Company acquired Buckley Dement, L.P. and its affiliated company, KM Lists, Incorporated (collectively "Buckley Dement"). Buckley Dement provides list brokerage, list management, promotional mailing and fulfillment, and merchandise order processing to pharmaceutical, health care, and other commercial customers. Total consideration was approximately $14,400,000 (net of cash acquired) and other cash consideration based on the future performance of Buckley Dement. For more information about the acquisitions see note 7 to the Notes to Consolidated Financial Statements. The acquisitions will be accounted for as purchases and their operating results will be consolidated with the Company's results beginning with the third quarter.

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

The Company, like most owners of computer software, is in the process of assessing and modifying, where needed, its computer applications to ensure they will function properly in the year 2000. The financial impact to the Company has not been and is not expected to be material to its financial position or results of operations in any given fiscal year.

The Financial Accounting Standards Board has issued statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both of these statements will be adopted by the Company in fiscal 1999. Statement No. 130 requires that all components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements, and requires the reporting of total comprehensive income in that financial statement. Statement No. 131 requires public companies to report certain information about operating segments. The Company expects to report segment information using the four operating divisions into which it was organized effective April, 1997.

Forward-Looking Statements or Information

Certain statements in this Management's Discussion and Analysis may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities, and other similar forecasts and statements of expectation. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; year 2000 compliance issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K filed June 30, 1997.

Form 10-Q


                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION

Item 5. Other Information

        On November 7, 1997, a divorce decree was finalized between Charles D. Morgan, Company Leader, and his former wife. Pursuant to a settlement agreement between the parties, Mr. Morgan has agreed to immediately transfer 1,825,000 shares of Acxiom common stock, $.10 par value, to his former wife. This transfer, when combined with a previous transfer of 500,000 shares in July, 1996, will result in a reduction of Mr. Morgan's beneficial ownership in the Company's common stock from approximately 12% to approximately 8%.

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



                                         Acxiom Corporation

Dated:  November 10, 1997

                                         By: /s/ Robert S. Bloom
                                            -----------------------------------
                                            (Signature)
                                            Robert S. Bloom
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

Exhibit Number          Exhibit

27                      Financial Data Schedule