Form 10-Q
period 1997-12-31
ACXIOM CORP
filed 1998-02-10
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997   OR


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

                               Yes X       No

    The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of January 30, 1998 was 52,260,283.

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
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  December 31,      March 31,
                                                     1997             1997
                                                  -----------      -----------
           Assets
Current assets:
  Cash and cash equivalents                     $   2,586,000        2,721,000
  Trade accounts receivable, net                   89,995,000       70,636,000
  Refundable income taxes                                 ---        1,809,000
  Other current assets                             11,515,000        9,379,000
                                                  -----------      -----------
     Total current assets                         104,096,000       84,545,000
                                                  -----------      -----------

Property and equipment                            221,118,000      199,286,000
  Less - Accumulated depreciation and
    amortization                                   94,055,000       83,115,000
                                                  -----------      -----------
Property and equipment, net                       127,063,000      116,171,000
                                                  -----------      -----------

Software, net of accumulated amortization          19,785,000       18,627,000

Excess of cost over fair value of net
  assets acquired                                  54,666,000       38,297,000

Other assets                                       63,761,000       42,028,000
                                                  -----------      -----------
                                                $ 369,371,000      299,668,000
                                                  ===========      ===========
      Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable                            587,000          158,000
  Current installments of long-term debt            4,318,000        3,923,000
  Trade accounts payable                           14,844,000       15,323,000
  Accrued interest                                  1,989,000        1,128,000
  Accrued payroll and related expenses              8,473,000        7,519,000
  Accrued royalties                                 2,185,000        2,047,000
  Other accrued expenses                           10,785,000        5,492,000
  Advances from customers                             660,000          519,000
  Income taxes                                      6,461,000              ---
                                                  -----------      -----------
    Total current liabilities                      50,302,000       36,109,000
                                                  -----------      -----------

Long-term debt, excluding current installments    110,273,000       87,120,000

Deferred income taxes                              17,324,000       17,324,000

Deferred revenue                                    5,095,000        3,018,000

Stockholders' equity:
  Preferred stock                                         ---              ---
  Common stock                                      5,316,000        5,274,000
  Additional paid-in capital                       66,198,000       61,322,000
  Retained earnings                               116,622,000       91,738,000
  Foreign currency translation adjustment             594,000          278,000
  Treasury stock, at cost                          (2,353,000)      (2,515,000)
                                                  -----------      -----------
  Total stockholders' equity                      186,377,000      156,097,000
                                                  -----------      -----------
Commitments and contingencies                  $  369,371,000      299,668,000
                                                  ===========      ===========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                  ----------------------------
                                                           December 31
                                                  ----------------------------
                                                     1997             1996
                                                  -----------      -----------

Revenue                                         $ 120,692,000      104,534,000
Operating costs and expenses:
  Salaries and benefits                            44,791,000       35,175,000
  Computer, communications and other equipment     15,910,000       16,585,000
  Data costs                                       21,358,000       17,920,000
  Other operating costs and expenses               19,084,000       19,047,000
                                                  -----------      -----------
    Total operating costs and expenses            101,143,000       88,727,000
                                                  -----------      -----------
Income from operations                             19,549,000       15,807,000
                                                  -----------      -----------
Other income (expense):
  Interest expense                                 (1,260,000)        (773,000)
  Other, net                                         (359,000)        (622,000)
                                                  -----------      -----------
                                                   (1,619,000)      (1,395,000)
                                                  -----------      -----------

Earnings before income taxes                       17,930,000       14,412,000
Income taxes                                        6,724,000        5,549,000
                                                  -----------      -----------

Net earnings                                    $  11,206,000        8,863,000
                                                  ===========      ===========

Earnings per share:
   Basic                                        $        0.21             0.17
                                                  ===========      ===========
   Diluted                                      $        0.19             0.15
                                                  ===========      ===========

 See accompanying condensed notes to consolidated financial statements.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                  ----------------------------
                                                          December 31
                                                  ----------------------------
                                                     1997             1996
                                                  -----------      -----------

Revenue                                         $ 330,985,000      296,034,000
Operating costs and expenses:
  Salaries and benefits                           123,288,000      105,745,000
  Computer, communications and other equipment     46,400,000       44,978,000
  Data costs                                       63,247,000       54,572,000
  Other operating costs and expenses               54,178,000       53,337,000
                                                  -----------      -----------
    Total operating costs and expenses            287,113,000      258,632,000
                                                  -----------      -----------
Income from operations                             43,872,000       37,402,000
                                                  -----------      -----------

Other income (expense):
  Interest expense                                 (4,264,000)      (2,497,000)
  Other, net                                          207,000       (3,408,000)
                                                  -----------      -----------
                                                   (4,057,000)      (5,905,000)
                                                  -----------      -----------

Earnings before income taxes                       39,815,000       31,497,000
Income taxes                                       14,931,000       12,126,000
                                                  -----------      -----------
Net earnings                                    $  24,884,000       19,371,000
                                                  ===========      ===========

Earnings per share:
  Basic                                         $        0.48             0.38
                                                  ===========       ==========
  Diluted                                       $        0.42             0.33
                                                  ===========       ==========

See accompanying condensed notes to consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                   ---------------------------
                                                           December 31
                                                   ---------------------------
                                                      1997             1996
                                                   ----------       ----------
Cash flows from operating activities:
  Net earnings                                  $  24,884,000       19,371,000
  Non-cash operating activities:
    Depreciation and amortization                  29,283,000       22,857,000
    Loss (Gain) on disposal or impairment
      of assets                                      (961,000)       2,326,000
    Provision for returns and doubtful
      accounts                                        696,000        1,873,000
    Changes in assets and liabilities:
      Accounts receivable                         (18,479,000)     (19,219,000)
      Other assets                                (14,443,000)      (4,297,000)
      Accounts payable and other liabilities        7,672,000        3,512,000
                                                   ----------       ----------
      Net cash provided by operating
        activities                                 28,652,000       26,423,000
                                                   ----------       ----------
Cash flows from investing activities:
  Sale of assets                                   15,682,000        2,407,000
  Cash acquired in pooling acquisition                    ---           21,000
  Development of software                          (7,574,000)      (5,016,000)
  Capital expenditures                            (41,139,000)     (44,161,000)
  Investments in joint ventures                    (4,942,000)             ---
  Net cash paid in acquisitions                   (18,791,000)             ---
                                                   ----------       ----------
  Net cash used by investing activities           (56,764,000)     (46,749,000)
                                                   ----------       ----------
Cash flows from financing activities:
  Proceeds from debt                               26,605,000       32,567,000
  Payments of debt                                 (3,716,000)     (17,125,000)
  Sale of common stock                              5,080,000        3,476,000
                                                   ----------       ----------
    Net cash provided by financing
      activities                                   27,969,000       18,918,000
                                                   ----------       ----------
    Effect of exchange rate changes on cash             8,000          (32,000)
                                                   ----------       ----------

    Net decrease in cash and short-term
      cash investments                              (135,000)       (1,440,000)
  Cash and short-term cash investments at
    beginning of period                            2,721,000         3,469,000
                                                  ----------        ----------
  Cash and short-term cash investments at
    end of period                               $  2,586,000         2,029,000
                                                  ==========        ==========
  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                  $  3,403,000         2,208,000
      Income taxes                                 6,661,000         2,026,000
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

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Included in other assets are unamortized conversion costs in the amount of $23,846,000 and $18,137,000 at December 31, 1997 and March 31, 1997,
     respectively. These costs are primarily incurred in connection with the conversion phase of outsourcing and facilities management contracts and are deferred and amortized over their useful lives, generally the life of the contract.

     Also included in other assets are noncurrent receivables from software license, data, and equipment sales in the amount of $21,440,000 and $12,477,000 at December 31, 1997 and March 31, 1997, respectively. Such receivables are generally collectible in monthly installments over one to eight years.

2.   Long-term debt consists of the following:
                                                 December 31,       March 31,
                                                    1997              1997

     Unsecured revolving credit agreement      $  47,659,000        21,454,000

     6.92% Senior notes due March 30, 2007,       30,000,000        30,000,000
       payable in annual installments of
       $4,286,000 commencing March 30, 2001;
       interest is payable semi-annually

     3.12% Convertible note, interest and         25,000,000        25,000,000
       principal due April 30, 1999;
       partially collateralized by letter
       of credit; convertible at maturity
       into two million shares of common
       stock

     9.75% Senior notes due May 1, 2000,           6,429,000         8,571,000
       payable in annual installments of
       $2,143,000 each May 1; interest is
       payable semi-annually

     Note payable due in monthly installments      3,805,000         4,031,000
       of principal and interest of $50,000
       with remaining balance due June 30,
       2002; collateralized by real estate;
       floating interest rate at 2% above the
       Federal Reserve discount rate with a
       maximum of 8.75%

     Other notes and capital lease obligations     1,698,000         1,987,000
       payable                                   -----------       -----------

               Total long term debt              114,591,000        91,043,000

     Less current installments                     4,318,000         3,923,000
                                                 -----------       -----------

     Long-term debt, excluding current
       installments                            $ 110,273,000        87,120,000
                                                 ===========       ===========

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the current quarter as required by the statement. Statement No. 128 requires the Company to report both basic earnings per share and diluted earnings per share for all periods presented. Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share:

                            For the quarter ended     For the nine months ended
                          --------------------------  --------------------------
                          December 31,  December 31,  December 31,  December 31,
                              1997          1996          1997          1996
                           ----------    ----------    ----------    ----------
     Basic earnings
     per share:
       Numerator
        (net earnings)   $ 11,206,000     8,863,000    24,884,000    19,371,000
                           ==========    ==========    ==========    ==========
       Denominator
        (weighted
        average shares
        outstanding)       52,162,000    51,290,000    51,959,000    51,042,000
                           ==========    ==========    ==========    ==========
       Earnings per
        share            $       0.21          0.17          0.48          0.38
                           ==========    ==========    ==========    ==========
     Diluted earnings
     per share:
       Numerator:
         Net earnings    $ 11,206,000     8,863,000    24,884,000    19,371,000
         Interest
          Expense on
          convertible
          debt (net of
          tax effect)         111,000       111,000       333,000       333,000
                           ----------    ----------    ----------    ----------
                         $ 11,317,000     8,974,000    25,217,000    19,704,000
                           ==========    ==========    ==========    ==========
        Denominator:
          Weighted
           average shares
           outstanding     52,162,000    51,290,000    51,959,000    51,042,000
          Effect of
           common stock
           options          2,685,000     3,055,000     2,630,000     2,976,000
          Effect of
           common stock
           warrant          3,017,000     3,096,000     3,002,000     2,993,000
          Convertible debt  2,000,000     2,000,000     2,000,000     2,000,000
                           ----------    ----------    ----------    ----------
                           59,864,000    59,441,000    59,591,000    59,011,000
                           ==========    ==========    ==========    ==========

     Earnings per share  $       0.19          0.15          0.42          0.33
                           ==========    ==========    ==========    ==========

4. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $3,937,000 and $4,333,000 at December 31, 1997 and March 31, 1997, respectively.

5. Effective August 22, 1997, the Company sold certain assets of its Pro CD, Inc. subsidiary ("Pro CD") to CD-ROM Technologies, Inc., a wholly-owned subsidiary of American Business Information, Inc. (collectively "ABI"). ABI acquired the retail and direct marketing operations of Pro CD, along with compiled telephone book data for aggregate cash proceeds of $18,000,000, which included consideration for a compiled telephone book data license. The Company also entered into a data license agreement with ABI under which the Company will pay ABI $8,000,000 over a two-year period, and a technology license agreement under which ABI will pay the Company $8,000,000 over a two-year period. In conjunction with the sale to ABI, the Company also recorded certain valuation and contingency reserves. Included in other income is the gain on disposal related to this transaction of $855,000.

6. During the quarter ended September 30, 1997, the Company sold two parcels of property which were formerly used by its Acxiom Mailing Services unit. Aggregate cash proceeds were $2,274,000 resulting in a net gain of $105,000 which is included in other income.

7. Effective October 1, 1997, the Company acquired 100% ownership of MultiNational Concepts, Ltd. ("MultiNational") and Catalog Marketing Services, Ltd. (d/b/a Shop the World by Mail), entities under common control (collectively "STW"). Total consideration was $4,641,000 (net of cash acquired) and other cash consideration based on the future performance of STW. MultiNational, headquartered in Hoboken, New Jersey, is an international mailing list and database maintenance provider for consumer catalogers interested in developing foreign markets. Shop the World by Mail, headquartered in Sarasota, Florida, provides cooperative customer acquisition programs, and also produces an international catalog of catalogs whereby end-customers in over 60 countries can order catalogs from around the world.

     Also during the quarter, the Company acquired Buckley Dement, L.P. and its affiliated company, KM Lists, Incorporated (collectively "Buckley Dement"). Buckley Dement, headquartered in Skokie, Illinois, provides list brokerage, list management, promotional mailing and fulfillment, and merchandise order processing to pharmaceutical, health care, and other commercial customers. Total consideration was $14,150,000 (net of cash acquired) and other cash consideration based on the future performance of Buckley Dement.

     Both acquisitions are accounted for as purchases and their operating results are included with the Company's results beginning October 1, 1997. The purchase price for the two acquisitions exceeded the fair value of net assets acquired by $12,597,000 and $5,205,000 for Buckley Dement and STW, respectively. The resulting excess of cost over net assets acquired for both acquisitions is being amortized over its estimated economic life of 20 years. The pro forma combined results of operations, assuming the acquisitions occurred at the beginning of the fiscal year, are not materially different than the historical results of operations reported.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Consolidated revenue was a record $120.7 million for the quarter ended December 31, 1997, a 15% increase over the same quarter a year ago. For the nine months ended December 31, 1997 consolidated revenue was $331.0 million, an increase of 12%. It is important to note that the revenue increases when adjusted for the pass-through revenue and ProCD retail revenue discussed below, are 24% and 20% for the quarter and year-to-date, respectively.

Services Division revenue of $38.3 million increased 17% over the third quarter in the prior year. Business units with increases for the quarter included the Insurance, High Tech, Publishing, and Utilities business units, along with the business units serving Allstate, Citicorp, and IBM. The Services Division also includes revenue in the current quarter from Buckley Dement. This growth was partially offset by decreases in the Retail and Telecommunications business units. Telecommunications remains sluggish primarily due to the continued inability of the regional Bell operating companies to effectively compete in the long distance phone market to this point.

Alliances Division revenue of $39.3 million for the third quarter reflects a 14% increase from the prior year. However, adjusting for a reduction in pass-through revenue recorded on the Trans Union Corporation ("Trans Union") marketing services contract last year, revenue actually increased by 24%. Financial services revenue increased 70% including revenue for two servers sold in connection with the delivery of two open data mart solutions. Trans Union revenue of $15.1 million increased 6% over the prior year. However, adjusting for the pass-through revenue recorded last year, the increase is 33% reflecting growth in the Trans Union data center contract plus revenue related to the marketing services agreement. All other Alliances Division business units were down approximately $2.5 million reflecting a software sale to R.L. Polk & Co. ("Polk") last year partially offset by incremental Guideposts revenues this year and other new business.

The Data Products Division revenue of $33.4 million increased 11% over the prior year for the third quarter. Adjusting for the Pro CD retail business sold in August, the increase was 30%. DMI and DataQuick revenue increased 19% and 37%, respectively, while Acxiom Data Group (formerly known as InfoBase) revenue increased 46%. Pro CD revenue decreased $3.8 million from the prior year reflecting the sale of the retail side of the business to ABI.

The International Division recorded revenue of $9.7 million for the quarter, a 37% increase over the prior year reflecting new contracts in the Retail and Consumer Goods business units.

For the nine months ended December 31, 1997, divisional revenues increased as follows: Services Division, up 14%; Alliances Division, up 8% (22% after adjusting for Trans Union pass-through revenues); Data Products Division, up 11% (24% after adjusting for the Pro CD retail business); and International Division, up 20%.

The Company's operating expenses for the quarter increased 14% compared to the same quarter a year ago. For the nine months ended December 31, 1997, operating expenses increased 11%. Salaries and benefits increased $9.6 million or 27% over the prior year's third quarter including a 6% increase due to acquisitions (primarily Buckley Dement). The remainder of the increase reflects additional hires, normal merit increases, and a substantially higher incentive accrual compared to the previous year. For the nine months ended December 31, 1997, salaries and benefits increased 17% for generally the same reasons as noted for the quarter. Computer, communications and other equipment costs decreased 4% from the third quarter in the prior year primarily due to the effect of the Trans Union pass-through expenses recorded in the prior year which essentially offset increased computer costs reflecting capital expenditures made to accommodate business growth over the past year. Computer, communications and other equipment costs increased 3% for the nine months ended December 31, 1997. Data costs increased 19% for the quarter and 16% for the nine months principally due to the increase in data volumes under the Allstate data management agreement and data costs resulting from strong Acxiom Data Group revenue. Other operating expenses were flat for the quarter reflecting the impact of the sale of the Pro CD retail unit offset by normal volume-related increases, increases related to acquisitions, and hardware costs related to the server sales noted above. For the nine months ended December 31, 1997, other operating costs and expenses were up only 2%, reflecting the reasons noted for the quarter, combined with a bad debt write-off in the prior year.

Income from operations as a percentage of revenue increased from 15.1% to 16.2% for the third quarter and from 12.6% to 13.3% for the nine months ended December 31, 1997.

Interest expense was higher in both the quarter and the nine months due primarily to higher average debt levels. The change in other income and expense for the third quarter reflects higher interest income on noncurrent receivables partially offset by higher goodwill amortization due to recent acquisitions. For the nine months, in addition to the interest income and goodwill amortization noted above, the current year includes gains of $1.0 million resulting from the sale of Pro CD's retail business and property formerly used by Acxiom Mailing Services versus a $2.1 million charge in the prior year due to a write-off related to the sale of the Acxiom Mailing Services facility.

The Company's effective tax rate for the quarter and nine months was 37.5% compared to 38.5% for the year-earlier periods. For the full fiscal year ended March 31, 1997, the effective rate was 37.5%. The Company expects the rate to remain in the 37-39% range for the current fiscal year.

Net income increased 26% and 28% for the quarter and nine months ended December 31, 1997, respectively.

The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the current quarter as required by the statement. See footnote 3 to the consolidated financial statements for the calculation and reconciliation of basic and diluted earnings per share. Basic earnings per share increased 24% and 26% for the quarter and nine months, respectively. Diluted earnings per share increased 19% and 27% for the quarter and nine months, respectively. In general, diluted earnings per share will be approximately the same as the earnings per share historically reported by the Company. Basic earnings per share will be a greater amount because it does not take into account dilution from stock options, convertible debt, and warrants which have been considered common stock equivalents and have previously been included by the Company in reported earnings per share.

Capital Resources and Liquidity

Working capital at December 31, 1997 was $53.8 million compared to $48.4 million at March 31, 1997. At December 31, 1997 the Company had available credit lines of $64.0 million of which $48.1 million was outstanding. The floating rate note payable which has a balance as of December 31, 1997 of $3,805,000 has been refinanced with the same lender and is now due June 30, 2002. This note had previously been due in full on June 30, 1997. The Company has been allowed by the holders of the $25 million convertible note to reduce the amount of the letter of credit which collateralizes the convertible note to $12.5 million, which increases the Company's available credit line under the revolving credit agreement from $50 million to $62.5 million. The Company has also renewed its short-term unsecured credit agreement, in the amount of $1.5 million, which now expires July 31, 1998. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 37% on December 31, 1997, compared with 36% on March 31, 1997.

Cash provided by operating activities was $28.7 million for the nine months ended December 31, 1997, an increase of 8% compared with cash provided by operating activities of $26.4 million in the previous year's first nine months. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 29% compared to the year-earlier period, while the resulting operating cash flow was offset by changes in accounts receivable and other assets and liabilities which had more of a negative effect on cash flow than in the prior year. In the current year, $56.8 million was used by investing activities, including capital expenditures of $41.1 million. This represents a decrease from the $44.2 million of capital expenditures in the prior-year period, which included significant capital expenditures for the Polk data center outsourcing contract. The Company expects capital expenditures for the full year to be approximately $50 million. However, actual capital expenditures are somewhat dependent on acquisition activities as well as capital requirements for new business. Investing activities also reflect the cash of $18.8 million paid for the purchases of STW and Buckley Dement. Note 7 to the consolidated financial statements discusses the acquisitions in more detail. Investing activities also included $15.7 million received from the sale of assets, primarily reflecting $13.0 million from the sale of assets of Pro CD, which is more fully discussed in note 5 to the consolidated financial statements. Investing activities also reflect the investment of $4.9 million by the Company in joint ventures, including an investment of approximately $4.0 million in Bigfoot International, Inc., an emerging company that provides services and tools for Internet E-mail users. Financing activities provided $28.0 million, primarily reflecting additional borrowings under the revolving line of credit.

While the Company does not have any material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells software, hardware, and data to customers under extended payment terms or notes receivable collectible over one to eight years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. Management believes that the combination of existing working capital, anticipated funds to be generated from future operations and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.

The Company, like most owners of computer software, is in the process of assessing and modifying, where needed, its computer applications to ensure they will function properly in the year 2000. The financial impact to the Company has not been and is not expected to be material to its financial position or results of operations in any given fiscal year. The Company is currently operating under an internal deadline to ensure all of its computer applications are "year 2000 ready" by December 31, 1998.

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

Certain statements in this Management's Discussion and Analysis may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities, and other similar forecasts and statements of expectation. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; year 2000 readiness issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K filed June 30, 1997.

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION


Item 5.    Other Information

           In February, 1998, the Company's Board of Directors adopted a shareholder rights plan that provided for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on February 9, 1998. The Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Participating Preferred Stock, par value $1.00 per share, of the Company at an initial exercise price of $100 per Right. If a person acquires 20% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right will entitle its holder to purchase stock of an acquiring company at a discount. Rights held by the 20% holder will become void. The Rights will expire on February 9, 2008, unless earlier redeemed by the Board at $0.01 per Right.



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


                                        Acxiom Corporation

Dated:  February 10, 1998

                                        By: /s/ Robert S. Bloom
                                           -------------------------------------
                                           (Signature)
                                           Robert S. Bloom
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

Exhibit Number                                      Exhibit

     27                                      Financial Data Schedule