Form 10-K
period 1998-03-31
ACXIOM CORP
filed 1998-06-23
CIK 733269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

     For the transition period from ---------- to ----------.

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

                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of June 17, 1998 as reported on the Nasdaq National Market, was approximately $875,422,220. (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 17, 1998 was 52,479,289.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998 ("Annual Report") are incorporated by reference into Parts I and II.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders ("1998 Proxy Statement") are incorporated by reference into Part III.

Forward-Looking Statements or Information

     Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed below under the heading "Additional Information Regarding Forward-Looking Statements" and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; Year 2000 software issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors.

                                     PART I

Item 1.  Business

General

     The Company is in the business of data delivery and information integration and management for customers in the United States and the United Kingdom, and, to a smaller extent, Canada, Europe and Malaysia. While in the past the Company's traditional business was focused upon the provision of data processing and related computer-based services mainly to direct marketing organizations, the Company's business has expanded in recent years beyond the direct marketing industry. For some of its major customers, the Company provides assistance in the form of information/database management, data center management and/or the provision of data, the primary purpose of which may be for activities other than direct marketing. For example, the Company's largest customer, Allstate Insurance Company, uses the Company's information management services and data for the purpose of underwriting insurance. The Company's second largest customer, Trans Union Corporation, one of the three major credit bureaus in the U.S., has among other things outsourced the operation of its data center to the Company.

     In the traditional direct marketing area, the Company is one of the leading providers of computer-based marketing information services and marketing data. The Company offers a broad range of services and data to direct marketers and to other businesses which utilize direct marketing techniques such as targeted direct mail, database marketing and data warehousing. The Company assists its customers with the marketing process, including project design, list brokering and management, list cleaning, list enhancement and list production, database creation and management, and fulfillment and consumer response analysis.

Corporate Information

     The Company was originally incorporated in 1969 as Demographics, Inc., an Arkansas corporation which later became known as Conway Communications Exchange, Inc. In connection with its initial public offering in 1983, the Company was reincorporated in Delaware as CCX Network, Inc. In 1988, the name Acxiom Corporation was adopted. The Company is headquartered in Conway, Arkansas, and has additional operations in twenty-four states, the District of Columbia, Canada, France, the Netherlands, the U.K., and Malaysia. The Company's Internet address is http://www.acxiom.com.

     Several acquisitions were completed by the Company during the past fiscal year. Effective October 1, 1997, the Company acquired the stock of MultiNational Concepts, Ltd. ("MultiNational"), and Catalog Marketing Services, Inc., d/b/a Shop the World by Mail ("Shop The World"). MultiNational is the largest leading international mailing list and database maintenance provider for consumer catalogers interested in developing foreign markets. Shop The World is the global industry leader in cooperative customer acquisition programs and represents the first cataloger to be added to Acxiom's portfolio of data maximization businesses. See the detailed description of both MultiNational's and Shop The World's businesses below under "The Company's Products and Services, Acxiom Data Products Division."

     Effective October 1, 1997, the Company purchased all of the general and limited partnership interests in Buckley Dement, L.P. ("Buckley Dement"), as well as the assets of its affiliated company, KM Lists, Incorporated ("KML"). Buckley Dement, the oldest direct marketing company in the U.S., provides list brokerage, list management, promotional mailing and fulfillment, and merchandise order processing to pharmaceutical, health care, and other commercial customers. Buckley Dement is the leading manager of eleven companies licensed by the American Medical Association ("AMA") to sell the AMA's proprietary list of physicians. See the detailed description of Buckley Dement's business below under "The Company's Products and Services, Acxiom Services Division and Acxiom International Division."

     The past year's acquisitions were preceded by two acquisitions in the prior year, when the Company purchased substantially all of the assets and assumed certain liabilities of Direct Media(TM)/DMI, Inc., and acquired all of the outstanding capital stock of Pro CD(R), Inc. The former, the largest list management/list brokerage operation in the world, provides list management, list brokerage and other list consulting services to business-to-business and consumer list owners and mailers. See "The Company's Products and Services, Acxiom Data Products Division" below. The latter provides reference data derived from telephone directories for the U.S. and Canada. See "The Company's Products and Services, Acxiom Data Products Division" below.

     In addition to the foregoing acquisitions, in July 1997, the Company completed an initial investment of approximately $4 million in Bigfoot International, Inc. ("Bigfoot"), an emerging company that provides services and tools for Internet E-mail users. The Company completed a second investment of $4 million in Bigfoot in June 1998. See the detailed description of Bigfoot's business below under "The Company's Products and Services, Acxiom Data Products Division."

     The Company's Board of Directors adopted a shareholder rights plan in February 1998. The plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on February 9, 1998. The Rights will be exercisable only if a person or group acquires twenty percent (20%) or more of the Company's common stock or announces a tender offer for twenty percent (20%) or more of the common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Participating Preferred Stock, par value $1.00 per share, of the Company at an initial exercise price of $100 per Right. If a person acquires twenty percent (20%) or more of the Company's outstanding common stock, each Right will entitle its holder to purchase common stock (or, in certain circumstances, Participating Preferred Stock) of the Company having a market value at that time of twice the Right's exercise price. Under certain conditions, each Right will entitle its holder to purchase stock of an acquiring company at a discount. Rights held by the twenty percent (20%) holder will become void. The Rights will expire on February 9, 2008, unless earlier redeemed by the Board at $0.01 per Right.

     The plan is intended to protect the Company and its stockholders against unfair or coercive takeover tactics and offers which may not provide adequate value to the stockholders. The plan was not adopted in response to an effort to acquire control of the Company and is similar to stockholder protective plans adopted by many other companies. The rights agreement does not in any way weaken the Company's financial strength or interfere with its business plans. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Company or its stockholders, and will not change the way in which the Company's shares are traded.

     On May 26, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), among the Company, ACX Acquisition Co., Inc., a wholly-owned subsidiary of the Company, and May & Speh, Inc. ("May & Speh"), a company based in Downers Grove, Illinois. Under the terms of the Merger Agreement, the Company will exchange 0.80 shares of the Company's common stock for each share of May & Speh common stock. It is expected that the merger will give the Company additional strengths in predictive modeling, software, data warehousing, and data center outsourcing. The combined entity will continue under the Acxiom name. The Merger Agreement, which has been approved by both companies' Boards of Directors, is subject to regulatory and shareholder approval. The Company anticipates that the merger will be consummated in August 1998.

     With the May & Speh merger, Chicago will become the Company's second largest location by adding over 650 May & Speh associates. In connection with this merger, on June 4, 1988, the Company filed a Current Report on Form 8-K, Commission File No. 0-13163.

Technology Applications

     In the past, the Company relied heavily in its traditional data processing business upon the use of mainframe hardware (older and less expensive versions) for batch processing, and utilized more current technology for on-line processing. Due to increased customer demand for access to information, the Company has begun using faster and more cost-effective ways to deliver its services through client/server and networking solutions. The Company has incorporated a number of new strategies into its processing environment: (1) Several of the Company's core application systems products have been re-engineered to run on open systems platforms or a parallel processing architecture, thereby allowing the Company to significantly reduce its processing cycle time and improve the scalability of its legacy list processing applications; (2) Dedicated stand-alone mainframes have been utilized as attached processors to the Company's computing enterprise, resulting in the ability to off-load high volume list processing work onto cost efficient data processing platforms; (3) The Company installed a Local Area Network ("LAN") system and implemented extensive use of personal computers ("PCs") as front-end client workstations, providing a graphical user interface ("GUI") front-end user access capability to all internal and customer applications, as well as the ability to institute a client/server architecture within the Company's existing computing enterprise. The Company has also set up a LAN dedicated for Internet E-Commerce purposes as well as a Wide Area Network ("WAN") for customer decision support system ("DSS") client connections; and (4) Relationships with several third party database and DSS software providers have been developed pursuant to which the Company is authorized to sublicense the DSS products of such providers as part of its overall customer solution. The third party database and DSS providers with whom the Company currently has alliances are International Business Machines, Inc.; Oracle Corporation; Red Brick Systems, Inc.; Microstrategy, Inc.; Arbor Software Corporation; Trajecta, Inc.; Business Objects, Inc.; Appsource Corporation; Exchange Applications, Inc.; and Informix Software, Inc.

     In addition, the Company has recently announced the development of new application technology that will deliver data to its customers via a revolutionary on-line data access and delivery system. This new technology, introduced as the Acxiom Data Network(SM), will allow the Company's customer data warehouses, independent software vendor applications, and solutions to be easily "content enabled" no matter how much or how little information is requested by the customer. A detailed description of the Acxiom Data Network can be found below under "The Company's Products and Services, Acxiom Data Products Division."

     The Company has also begun to use new application design tools and enhanced programming languages that allow applications to be developed using a component/object based architecture. This architecture permits applications to be highly customizable for specific customer requirements and reduces duplication of development efforts by providing the ability to re-use components across applications.

     To accommodate a balanced distribution of processes among the client/server technology, DSS and mainframes, the Company has incorporated an industry standard network environment using the "TCP/IP" protocol (Transmission Control Protocol/Internet Protocol), which is the standard currently used in most private networks.

     As the processes grow on the Company's server network, the requirement to move data across the network grows as well. To meet this requirement, the Company has adopted an infrastructure that will enable direct peer-to-peer communications between mainframe and server-based applications, along with increased bandwidth. This strategy is designed to provide much faster and more reliable application access than was available in the past. While management believes that this configuration will be adequate for the foreseeable future, the Company will continue to assess other technologies that can be implemented in a phased approach. Network stability, security and manageability are also being addressed to support this distributed environment. Management believes that this approach to networking enhances the Company's ability to deliver improved functionality within its network as well as connectivity to customer networks.

The Company's Products and Services

     The Company has four operating divisions which were established to maximize synergies between similar business units. The divisions are referred to as the Acxiom Data Products Division, the Acxiom Services Division, the Acxiom International Division, and the Acxiom Alliances Division. The products and services of each division are discussed below:

     Acxiom Data Products Division

     The focus of the Company's recent acquisitions has been to strengthen the Company's position as a leading provider of data. With the addition of real property data, marketing lists, and telephone reference data, the Company has made substantial progress towards this goal. When combined with the consumer household and business data already offered by the Company and the developing Acxiom Data Network, opportunities exist for a variety of applications for the Company's existing customers. The acquisitions, coupled with the Acxiom Data Network, have also created the potential for new markets, such as the middle market and small companies market ("Middle Tier Market"), Internet and consumer markets.

     The Data Products Division is headquartered in Conway, Arkansas and has additional locations in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Nevada, New Jersey, New York, Ohio, Oregon, South Carolina, Virginia, Washington, Canada, the United Kingdom, and the Netherlands. Approximately 1,325 associates work in this division. The products and services offered by the Data Products Division are as follows:

     InfoBase(TM) Products and Services

     InfoBase is a list enhancement service for companies engaged in direct marketing to consumers and businesses. The household data which comprises the IBConsumer(R) database includes data owned by the Company as well as data owned by data contributors who permit the Company to access their data for purposes such as list enhancement, list analysis, segmentation modeling, and merge/purge screening. The type of data made available includes consumer names, addresses and telephone numbers, as well as such demographic information as age, gender, approximate income brackets, occupation, marital status, the presence of other household members, and car and home ownership. The DataQuick(R) ListServices(TM) real property data may be combined with InfoBase demographic data for use by target marketers for such purposes as determining types and sizes of homes, the year a home was built, and length of current ownership. Management believes that the IBConsumer database is the most complete database of its kind in the United States, covering over 95% of all U.S. households. A computerized listing ("Telephone White Pages," or the "EDGE File") of all U.S. telephone book white page information is also available as part of the InfoBase services. In addition to its IBConsumer database, the Company offers a business database, IBBusiness(R), to companies engaged in direct marketing to businesses. Providing information on over 13 million businesses, the type of data made available includes business address information (including full mailing address), contact information (including telephone number and executive name), Standard Industrial Classification codes, and business characteristics (e.g., company size).

     Acxiom/Direct Media(TM) Products and Services

     The Acxiom/Direct Media services include list management, list brokerage, package insert marketing, Internet marketing, Web site brokerage and management, and analytical and modeling services to business-to-business and consumer list owners and mailers. The Company's sales staff dedicated to selling the Direct Media services is the largest in the industry and has substantial experience in the market segments served by the Company in this arena. As a list manager, the Company controls over 1200 lists in the U.S. and 175 lists in the U.K. As a list broker, the Company offers a variety of services, including private prospecting databases from which a mailer may choose the lists that best fit its specific needs to build its own database. Cooperative databases are offered as a more economical alternative to the private databases. Included among the cooperative databases is SmartBase(TM), comprised of the mailing lists of hundreds of the country's best consumer merchandise vendors. By specifying the demographic characteristics of its targeted market (instead of requesting particular lists), a user may generate a mailing list using SmartBase. Management estimates that approximately 12% of all third class mail in the U.S. is processed through the Company. For 20 years prior to the acquisition, Direct Media/DMI, Inc. had been one of the Company's primary customers. The acquisition has enabled the Company to offer its customers expanded capabilities and services which should result in a significant competitive advantage in the marketplace. By combining Direct Media/DMI, Inc.'s marketing expertise with the Company's software systems, more efficient mailing programs are now possible for the Company's customers.

     Two of the Company's recent acquisitions, MultiNational and Shop the World, have been incorporated into the Data Products Division, and their services have been united with the Direct Media services. As the largest leading international mailing list and database maintenance provider for consumer catalogers interested in developing foreign markets, the acquisition of MultiNational gave the Company access to over 70 global catalog customers with approximately 2.7 million foreign names. The acquisition of Shop the World, the global industry leader in cooperative customer acquisition programs, gave the Company further access to international customers. In particular, Shop the World produces an international "catalog of catalogs" whereby end-customers in over 60 countries can order catalogs from around the world.

     DataQuick(R) Products and Services

     The DataQuick real property data products are offered in conjunction with list targeting, list fulfillment, and file enhancement. Data is gathered from a number of sources including county assessors, county recorders and the U.S. Census Bureau. The Company currently has 17 on-line databases containing information on over 70 million properties affecting over 140 million consumers across the country. Through alliances with several regional real property data providers in other parts of the U.S., the Company offers additional databases containing real property information on other major Metropolitan Statistical Areas ("MSAs") throughout the country. Several CD-ROM titles are offered, including Countywide Property Data (currently available for seven western states), Assessors Parcel Maps (actual plat maps for the seven states), and CD-ShareData(TM) (a product for lenders which can be used to measure market potential and analyze product performance). Specifically for the title insurance industry, the Company offers TitleShare(R), a product designed to assist in market share analysis and long-term planning; TOPS (Title Operations Property System), a product which provides property profiles; and GOTOPS, an Internet access product exclusively available to the title insurance industry which provides property reports with custom comparable sales, nearby homeowners, neighborhood information, U.S demographic census data, schools and maps, all for a defined area. Other lists focus on new homeowners who have moved within the last six months, and real estate investors. Another file provides market values, the available and lendable equity, loan-to-value ratio, and purchase and loan amounts. For the general public, the Company offers DQ Express where customized reports drawn from all of the DataQuick information databases can be obtained. In all, the Company has over 40 DataQuick real property databases, products and services. The information is distributed on a variety of media: On-line, Internet, CD-ROM, magnetic tape, floppy disk, Bulletin Board Service (electronic transmission), microfiche, and hard copy reports or mailing labels. The
DataQuick data has a broad range of applications and a variety of markets, including appraisal, real estate, banking, mortgage, investments, credit/collection, marketing, insurance, home improvements, home products marketing, and research. Management believes that the combination of the DataQuick products and services with the Company's other data products and marketing capabilities gives it a competitive advantage in the marketplace.

     Data By Acxiom Products and Services

     The Company's telephone reference products, "InfoBase Telephone Directories," consist of over 110 million business and residential listings throughout the U.S. and Canada. The Company's customers can license the data in their choice of quantity, media and/or format, or combine it with the Company's search, interface and network access technologies. Among the telephone reference products are InfoBase Telephone Directories FS (a database containing every published listing from every directory in the U.S. and designed to run on most network configurations), InfoBase Telephone Directories QuickSearch (an advanced client/server application that produces fast lookups using minimal network resources), InfoBase Telephone Directories Intranet (a client/server solution that enables customers to host the entire InfoBase directory database on an Intranet site for access with the most popular Web browsers), and InfoBase Telephone Directories Developer Tools (enables customers to create custom applications for integrating InfoBase Telephone Directories with the customer's existing programs). All products are available with either U.S. or Canadian listings, as well as the combined listings of both countries.

     Effective August 22, 1997, the Company sold the retail and direct marketing operations of its telephone reference products, as well as the rights to the "Pro CD" and "Select Phone" brand names, to CD-Rom Technologies, Inc., a wholly-owned subsidiary of American Business Information, Inc. (collectively known as "ABI"). The Company retained the corporate sales operations, now known as "Data By Acxiom." The departmental and enterprise-wide data solutions of Data By Acxiom have been re-branded as "InfoBase Telephone Directories" and will continue to be enhanced, sold and supported by the Company. The Company provides telephone data derived from telephone directories for the U.S. and Canada, mapping data, and other related reference products and services. The products contained in the InfoBase Telephone Directories are distributed as CD-ROM, on-line and batch products. Through this family of products, Data By Acxiom provides electronic telephone, name and address data for approximately 112 million residential and business listings as published in the U.S. and Canadian telephone directories, searchable by name, street, city, county, state, ZIP Code, telephone number, SIC code, geographic location, and Metropolitan Statistical Area ("MSA").

     Interactive Information Services Products and Services

     Through its Interactive Information Services, the Company provides customers with secure, on-line access to the demographic, real estate and telephone data described above. This information is available 24 hours a day, seven days a week, except for regularly scheduled weekly maintenance periods. Many traditional services of the Company are offered as well, including Addressability(R), an address standardization and geographic coding system that corrects and standardizes the city, state and ZIP Code components of an address, and which assigns the carrier route, ZIP+4, delivery point and other postal codes. Also offered is Geo-Coding On-Line, which is used to enhance a mailer's addresses with geo-demographic information. Other elements which may be overlayed are latitude, longitude, Census Tract Code, Census Block Code, and MSA Code.

     During the past fiscal year, the Company purchased an equity interest in Bigfoot as part of a strategic alliance. The Company had contracted to purchase a promissory note from Bigfoot for an additional investment of $4,000,000, convertible into Bigfoot common stock ("Purchase Note"). This purchase was completed in June 1998. The additional commitment by the Company was subject to performance by Bigfoot of certain financial and operating covenants. Due to the conversion of the Purchase Note, the Company now has an option to acquire up to fifty-one percent (51%) of the outstanding stock of Bigfoot. The first offering from the Company and Bigfoot is a service called E-Mail Campaign Management(SM) ("ECM") (formerly known as Acxiom Preferred Mail). ECM enables marketers to establish one-on-one, interactive relationships with their customers via e-mail in a consumer controlled fashion. ECM provides Internet-based consumers with a new standard of privacy, control and choice when participating in the electronic marketplace. For the direct marketer, it provides one-to-one marketing, "real-time" response to promotions, communications and transactions.

     Most significantly, the Company recently announced the development of the Acxiom Data Network, an innovative on-line data access and delivery system. The Acxiom Data Network will provide authorized businesses, utilizing the same database software subscribers use on a daily basis, secured network access to selected data products offered by the Company. The Acxiom Data Network will extend a customer's data management capabilities by matching consumers and businesses from a customer's databases to consumers and businesses in the Company's databases. The Company will provide software that complies to the most widely used open standards. This software will be installed on subscribers' computers and will communicate to software on the Company's servers over the Internet or a private network. Delivery of the data in such a manner, as opposed to delivery through CD-ROMs, floppy discs and/or tapes, is expected to reduce the Company's average turnaround time of seven to ten days down to minutes.

     The Company also believes that the matching process and software will join to give the Acxiom Data Network information linking capability that no other company is currently providing. By allowing customers to link their lists to the Company's InfoBase data, subscribers to the Acxiom Data Network will have access to demographic information, geo-demographic information, and personal interest information. It is anticipated that the Acxiom Data Network will provide an unprecedented supply of accurate data in a real-time environment to allow marketing professionals to make informed decisions quickly, thereby helping them acquire new customers and enhance relationships with existing customers. As a result, the Company will be able to offer new products to existing customers and will also be able to deliver its traditional products, as well as new products, to mid-sized and small businesses on an affordable basis. The Acxiom Data Network is expected to be operational in fiscal 1999.

     It is the  Company's  intention  to  initially  introduce  the Acxiom  Data
Network exclusively to Fortune 1000 companies. Over time, the Acxiom Data Network will be offered to qualifying mid-sized and small businesses. In addition, there are other planned innovations for the Acxiom Data Network, such as the ability to integrate data directly into call centers, interactive Web pages, point-of-sale applications and sales force automation software. Additionally, "push notification" may be made available. This technology will automatically alert subscribers when customer data has changed, keeping their data as current as possible.

     Acxiom Services Division and Acxiom International Division

     The services provided by the Acxiom Services Division and the Acxiom International Division have historically formed the core of the Company's business and continue to be key to its operations. The revenue units comprising the Acxiom Services Division are Citicorp, IBM, Retail, Insurance,
Pharmaceuticals, Publishing, Telecommunications, Utilities, and High Tech Information Services. Approximately 810 associates are employed within this division, which is headquartered in Conway, Arkansas, with additional locations in California, Colorado, Georgia, Illinois, Kansas, Minnesota, New York, Texas and Washington, D.C.

     The International Division, with headquarters in London, England, employs approximately 600 associates. The International Division consists of five revenue units, three of which are client industry focused and two having a product specialization (i.e., Internet services and data sales). The International Division operations are supported by the International Services Group and the International Business Leadership Team. Business operations outside of the U.K. include the Malaysian branch and a newly acquired French information technology business located in Paris.

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

     The International Division is continuing its expansion into continental Europe, as well as Malaysia. Efforts are currently underway to expand the International Division's services to customers in the Netherlands, France, and Germany. Recent small acquisitions have established the Company's presence in the Netherlands and in France, and the Company has an office in Malaysia. Management believes that the market for the Company's services in these locations is largely untapped. Some of the considerations which must be considered are the existence of strict data protection laws in some countries, which would require the Company to make adjustments in the way in which it collects and disseminates data. Several European countries require an "opt-in" process whereby prior consent by an individual consumer is necessary in order for certain data about the consumer to be sold. Additionally, the Company's proprietary software would have to be adapted to fit the address requirements, languages and character sets of other countries. The strength of any local competing businesses would have to be evaluated, and cultural differences would have to be taken into account.

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

     The Company's primary vehicle for rapid delivery of these services in the U.S. is its data communications network through which direct marketing customers receive authorized access to lists and databases housed at the Company's Conway data center. Management believes that the Company has one of the largest capacities for database management, mailing list processing, and networking in the industry. Through its communication network, lists may be interrogated and regrouped with marketing information selected by a customer, including geographic, demographic, psychographic and previous consumer response data, so as to create the desired universe of names. A customer can then create, select, merge and enhance the lists available to it for even more precise market segmentation, thus enabling each mailing program to be tailored for a carefully targeted sales audience.

     The Company also offers several front-end desktop DSS products, including the third party DSS software described above (see "Technology Applications") and the Company's proprietary Acxiom MarketGuide(TM) and Rapidus products, as well as the new Acxiom Data Network. Such products are designed to permit users with even minimal training to extract information from large databases via desktop computers. The Company has also established a unified software development team composed of both U.S. and U.K. associates. These associates will focus on the development of key generic software products for use by the Company's customers. Part of this initiative is aimed at linking Company tools and/or data with third party tools and/or data to provide a full function system to database marketers for data analysis, promotion design, database build, campaign fulfillment, management, and tracking. This team is also involved in developing a PC-based software tool designed to provide support to marketers for campaign administration, response profiling and database scoring.

     In addition to the traditional marketing services provided by the Services Division, the Company, through its subsidiary, Acxiom RM-Tools, Inc. ("Acxiom RM-T"), is managing the outside purchasing and internal processing of the consumer data Allstate Insurance Company ("Allstate") uses for the underwriting of its lines of automobile insurance. The information management agreement initially entered into in 1992 is currently being renegotiated for an extended term. The functions now being performed for Allstate were previously handled through Allstate's various regional offices. The savings which result from Acxiom RM-T's management of this data are shared equally by the two parties. Under the agreement, Acxiom RM-T provides software systems and database management for Allstate to use in connection with new automobile insurance policies across the United States. Included among the data which Acxiom RM-T furnishes to Allstate is motor vehicle registration information, automatic claims history, driver information, financial stability information, vehicle verifications, property telephone inspections, property replacement costs and property claims history. The agreement with Allstate reflects the Company's strategy to obtain long-term, large-volume contracts which generate predictable revenue. During the past fiscal year, Allstate accounted for approximately $74.7 million of total revenues.

     The Company is pursuing contracts with other insurance companies whereby the Company would provide information management services to assist with the insurers' risk management, underwriting, claims and marketing functions. During the past fiscal year, the Application Verification Service ("AVS") was introduced as the vehicle for delivering these services. AVS can also be used to assist other industries to verify information required on an employment, credit, and/or membership application. Together with Fair, Isaac and Company, Incorporated ("Fair Isaac"), a leading developer of scoring technology for the insurance and credit industries, the Company also offers risk management information services to the insurance industry. The Company and Fair Isaac have completed development of InfoScore(TM), a demographic marketing scorecard for the personal lines insurance industry segment that is used to rank applicants by risk level.

     In addition to the data processing services offered by the Company in the U.K., the Company also provides comprehensive promotional materials handling and response services to its U.K. customers. Based upon its knowledge of the industry, management believes that it is one of the largest firms of its kind in the U.K. Among the services provided are promotional fulfillment, competition handling, in-bound telemarketing and response handling, lead monitoring, contract packing and mailing, coupon redemption, and optical character recognition support. Through the use of computerized tracking and monitoring systems, the Company is able to provide customers with current reports on the progress of their marketing campaigns and can furnish customers with information useful for promotion analysis and subsequent database campaigns. In response to the growing demand for telephone-based response services in the U.K., the Company has invested significantly in the latest Computer Telephony Integration ("CTI") systems in the last twelve months and plans provide for this investment to continue. The Company is currently one of the top 10 companies in the U.K. providing large scale telephone services. CTI systems-related services will continue to be an area of business development for the Company as it bridges the two primary areas of expertise that the Company provides in the U.K. -- large scale, complex information technology database systems and response services capability. The Company's proprietary software product Tracx(TM) also provides support for points redemption processing for loyalty programs.

     The Company recently added a Pharmaceuticals business unit based upon the acquisition of Buckley Dement, which provides list brokerage, list management, promotional mailing and fulfillment, and merchandise order processing to pharmaceutical, health care, and other commercial customers. The Company regards the pharmaceutical industry as an emerging growth opportunity and has formed the Pharmaceuticals business unit to focus on providing database marketing services to major pharmaceutical companies in the U.S.

     Acxiom Alliances Division

     The Alliances Division encompasses strategic relationships which the Company has with its outsourcing and finance industry customers (all finance industry customers are served by this division, with the exception of Citibank, N.A., which is served by the Acxiom Services Division). The Company provides outsourcing services whereby it manages a customer's data center and/or provides information systems functions, both on-site at the customer's location and from the Company's Conway, Arkansas data center. The services currently provided by the Company to such customers include data center management; information management; hardware installation and support; account management systems; installation, support and enhancement of software; customized software programming; and licensing of the Company's proprietary and/or third party software. For its finance industry customers, the Company provides more traditional direct marketing services as described above under the "Acxiom Services Division and Acxiom International Division" discussion.

     The revenue units within the Alliances Division are Trans Union, Polk, ADP, Strategic Alliances (Guideposts, Sears and M/A/R/C), and five business units within the Financial Services Group. Headquartered in Conway, Arkansas, the Alliances Division has additional operations in Colorado, Illinois, Kansas, Michigan, New York, and Ohio. Approximately 725 associates are in this division. A description of the Company's key relationships within the Alliances Division follows.

     Under a thirteen-year data center management agreement effective since 1992 with Trans Union Corporation ("Trans Union"), one of the three largest credit bureaus in the U.S., the Company, through its subsidiary Acxiom CDC, Inc., manages Trans Union's data processing center in Chicago, Illinois. In 1994 a long-term agreement was executed between the Company and Trans Union's Marketing Services Division. Under the Marketing Services Agreement, the Company provides all of the data processing services, as well as application enhancements, for Trans Union's Marketing Services Division. The term of that agreement expires in 2005. Management anticipates aggregate revenues in excess of $350 million over the remaining life of both contracts.

     In 1995, the Company entered into data center management agreements with Automatic Data Processing ("ADP"), and The Polk Company ("Polk"), one of the largest data compilation companies in the United States. Pursuant to the agreements, both companies outsourced certain of their data center functions to the Company. These functions have been transferred to the Company's Conway, Arkansas data center. The terms of the agreements are five (5) years and ten
(10) years, respectively. Annual revenues from the ADP agreement are expected to be approximately $3.7 million, while annual revenues from the Polk agreement are expected to be approximately $24 million.

     Pursuant to an agreement with Guideposts, Inc., a church corporation ("Guideposts"), one of the largest magazine publishers in the U.S., the Company manages Guideposts' data processing personnel, computer technology and operations. The agreement, which originally began in 1989, was extended in July 1997 for an additional ten year term. Under related agreements, the Company has agreed to provide software development services to Guideposts, and has sold all of the rights to the GS/2000 R97 subscription fulfillment software to Guideposts. Under the original 1989 agreement, the Company acquired an exclusive license to develop, and to ultimately purchase, Guideposts' proprietary subscription fulfillment software ("GS/2000(R)"). GS/2000 R97 is a

Guideposts-specific version of the GS/2000 software. The Company stopped marketing other customized versions of GS/2000 in 1995, after having installed the customized software at three publishing companies and at one membership and continuity organization.

     The Alliances Division also has agreements with several major financial institutions. The Division's Financial Services Group provides various services, including traditional data processing and direct marketing services, database build and management services, and list enhancement services. (See the discussion above under "Acxiom Services Division and Acxiom International Division" for a compete description of these traditional direct marketing services.) The Division continues to expand its coverage of the largest financial institutions within the U.S. through extensive sales and marketing efforts.

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

Intellectual Property

     The Company generally relies upon its trade secret protection and non-disclosure safeguards to protect its proprietary information and technologies. In the case of the Acxiom Data Network, the Company has taken the additional precaution of filing for patent protection for certain of the processes contained therein. The Company enters into license or other agreements with its customers in the ordinary course of business which contain terms and conditions prohibiting unauthorized reproduction or use of the Company's and, where applicable, its vendor's products and/or services. As a general rule, the Company also enters into confidentiality agreements with its associates, contractors, customers, potential customers, suppliers and vendors who have access to sensitive information. In addition, the Company limits access to, and distribution of, its proprietary information. While there can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary rights or independent third party development of substantially similar products and technology, the Company believes that legal protection of its proprietary information is less significant than the knowledge and experience of the Company's management and personnel, and their ability to develop, enhance and market existing and new products and services.

Competition

     Acxiom Data Products Division - Competition

     There are at least five other companies that offer products which compete with the Company's InfoBase product, including some of the companies who contribute their data to InfoBase. Management believes that the Company can effectively compete due to the leadership position which it has established in the industry thus far and due to its technical capabilities.

     The Company has approximately 50 smaller competitors in the business-to-business and consumer list brokerage/list management industry which compete with the Company's Direct Media services. Since the Company's operations in this area are the largest of their type in the U.S., with over 15% of the market share, management is of the opinion that the Company can effectively compete in the U.S. marketplace. With regard to international operations in this area, the Company has approximately 25 competitors. Management believes that such competitors' operations are not as extensive as its own and that, therefore, the Company is well-positioned to compete in the U.K. and abroad. Management believes that by combining its marketing expertise with its software systems, more efficient mailing programs are possible for the Company's customers than are available from competitors.

     The Company has two major competitors in connection with the distribution of its DataQuick property data to the real estate, finance and insurance industries. However, management believes that the expansion of data coverage from regional to national, combined with timeliness and reliability of its data, will place it in a competitive position within this industry. Management also believes that the combination of the DataQuick information and services with the Company's other data products and marketing capabilities gives it a competitive advantage in the marketplace.

     The Company previously had two primary competitors in the business of providing CD-ROM telephone listings and mapping data to consumers and small office/home office businesses. During the prior fiscal year, one of the two competitors acquired the other, thus creating only one major competitor, ABI, to the Company. During the past year, the Company sold the retail and direct marketing operations of the Company's subsidiary, Pro CD, Inc., to ABI. For additional discussion, see Note 14 of the Notes to Consolidated Financial Statements in the Company's Annual Report on p. 37, which information is incorporated herein by reference. The Company will, however, continue its efforts to sell its telephone reference products directly to large corporations, which represents a fast-growing and highly profitable market.

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

     Acxiom Services Division and Acxiom International Division - Competition

     The Company experiences competition from at least six other service bureaus (which list currently includes May & Speh) in the U.S. direct marketing industry and ten in the U.K. direct marketing industry with respect to certain targeted marketing services, including merge/purge, list enhancement, and database and data warehouse services. While some direct competitors are divisions of larger corporations having greater financial, research and development, and/or marketing resources than the Company, management believes that the Company's unique application software, its ability to build open solutions, its experience building and managing some of the largest databases within the industry, its knowledge of the various industries it serves, its business partner relationships, and the skills and experience of its associates enable it to effectively compete. Technological developments are expected to continue at a rapid pace in the field of direct marketing database management and market data collection, analysis and distribution, and management intends to utilize the best tools available to it to build fully integrated solutions that meet each customer's unique requirements. It is management's belief that most of its competitors do not provide their customers with such solution flexibility.

     There are many diverse businesses which offer DSS software and/or services. However, based upon the broad spectrum of software and services in the marketplace, the Company's recent alliances with various DSS software providers (see "Technology Applications" above), and the Company's unique data management services, management believes that the effects of competition are minimal. In addition, management believes that by using the TCP/IP protocol (discussed above under "Technology Applications"), the Company's products will be significantly less difficult to implement at customer sites. Management further believes that through continued investment in research and development (e.g., the Acxiom Data Network), the Company will be able to maintain or improve its present position in the marketplace. See "Research and Development," below.

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

Customers

     The Company's customers include financial institutions, insurance companies, consumer credit organizations, utility companies, seminar companies, communications companies, pharmaceutical companies, catalogers, retailers, television shopping networks, publishers, consumer goods manufacturers, membership and continuity associations, real estate and appraisal firms, title companies, advertising agencies, charities, and governmental entities. Other customers include list users (direct mailers and telemarketers), list owners (customers who generate and own their lists), and list managers and brokers (agents who manage lists and provide direct marketing consulting services). The Company's customers also include corporate purchasers of the telephone reference products. Although most of the Company's customers are in the U.S. and the U.K., the Company has a small number of customers in Canada, the Netherlands, France and Malaysia. Many are companies which specialize in the direct marketing industry, as well as the marketing departments of large corporations who have turned to targeted marketing techniques to sell their goods and services. The Company also provides data, data processing and information management services to companies that are not in the direct marketing business. The Company's practice has been to extend payment terms to its customers for periods of up to 60 days and, accordingly, the Company uses operating capital to finance its accounts receivable. In fiscal 1998, the following customers accounted for 10% or more of the Company's total revenue: Allstate Insurance Company (16.1%) and Trans Union Corporation (11.8%).

Additional Information Regarding Forward-Looking Statements

     This Report on Form 10-K and the Company's Annual Report to Shareholders include, and future SEC filings by the Company and future oral and written statements by the Company and its management may include, certain forward-looking statements. Such statements may include, among other things, statements regarding the Company's financial position, results of operations, market position, product development, software replacement and/or remediation efforts, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such statements are not statements of historical fact. Rather, they are based on the Company's estimates, assumptions, projections and current expectations, and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based upon the occurrence of future events, the receipt of new information, or otherwise. Some of the more significant factors that could cause the Company's actual results and other matters to differ materially from the results, projections and expectations expressed in the forward-looking statements are set forth below. There may be additional factors which could also affect actual results.

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

     Recently, the Collections of Information Antipiracy Act ("CIAA") was passed by the U.S. House of Representatives and is now pending before the U.S. Senate. The intent of this proposed legislation is to protect collections of information from unauthorized copying and use in the marketplace. However, as passed by the U.S. House of Representatives, a portion of this bill may have a material adverse effect upon the Company as it will prevent the Company, as well as some of the Company's competitors, from compiling marketing databases from various sources (e.g., telephone directories). Consistent with the U.S. Supreme Court's decision in Feist Publications v. Rural Telephone Service Co., Inc., 499 U.S. 340 (1991), publishers of telephone directories have traditionally been deemed not to be entitled to copyright protection. In its current form, the CIAA would confer a new intellectual property right upon such publishers and, as a result, prohibit the Company from its traditional compilation endeavors. Management will continue to actively monitor this proposed legislation and intends to participate in efforts to contest passage of the CIAA in its current form.

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

     The Company also participates in other industry-specific associations focused on privacy issues such as the Magazine Publishers Association and the Advertising and Mail Marketing Association. In addition, the Company became a member of the Individual Reference Services Group ("IRSG") in December 1997. The IRSG is composed of approximately 15 leading companies in the information business that have agreed to impose upon themselves meaningful, self-regulatory standards with respect to non-public information, which standards were developed in consultation with the Federal Trade Commission. These guidelines, which the Company has pledged to follow, commit the Company to acquire data used for its reference products and services only from reputable sources, to restrict distribution of non-public information in its reference products and services through safeguards appropriately calibrated to the type of use made of the information and to educate the public concerning these guidelines. The Company will be subject to an annual audit to monitor its compliance with these guidelines.

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

     The owners of the marketing lists maintained by the Company could decide to remove their lists from the Company's possession, and if a substantial number of lists were removed, a material adverse impact upon the Company's operations could result. However, management believes that any such actions are unlikely in that the value of the lists is enhanced through manipulation by the Company's software and through combination with other lists. Further, management believes that the Company's acquisition of Direct Media/DMI, Inc. further solidified the Company's relationship with many list owners. Historically, only a few list owners utilizing the Company's services have removed their lists.

     Effects of Short-Term Contracts

     While approximately 54% of the Company's total revenue is currently derived from long-term (over three years) customer contracts, the remainder is not. With respect to that portion of the business which is not under long-term contract, revenues are less predictable, and the Company must consequently engage in continual sales efforts to maintain its revenue stability and future growth. Management has emphasized the importance of securing as much revenue as possible under long-term contracts, having increased the percentage from 9% to 54% over the past six years.

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

     Year 2000 Issue

     The "Year 2000 Issue" is the result of computer programs being written using two digits, rather than four, to define an applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data, or engage in normal business activities. The Company, like most owners of computer software, has assessed and is in the process of modifying, where needed, its computer applications to ensure they will function properly in the year 2000 and beyond. The Company has been replacing or renovating the systems and applications where necessary, using both internal staff and external consultants. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to a failure by such a third party to adequately address its own Year 2000 Issue.

     The Company is currently operating under an internal deadline to ensure all of its computer applications are "year 2000 ready" by December 31, 1998. The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. But the systems of vendors on which the Company's systems rely may not be converted in a timely fashion, or a vendor may fail to convert its software or may implement a conversion that is incompatible with the Company's systems, which would have a material adverse impact on the Company.

     The cost of the project is estimated to be between $3 million and $5.5 million. These costs are based on management's best estimates, which are derived utilizing numerous assumptions of future events. Still, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those plans. However, the financial impact to the Company has not been, and is not expected to be, material to its financial position or results of operations in any given fiscal year.

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

     Acquisitions

     The Company's growth strategy currently includes growth through acquisitions. While management believes that the Company has been reasonably successful implementing this strategy during the past three years, there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into the Company's operations.

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

     Litigation

     Revenues could be materially adversely affected if the Company became involved in litigation in which the Company was unsuccessful in its cause of action or defense of a cause of action, or if the Company's insurance carrier were to deny coverage with respect to a legal proceeding. In addition, adverse publicity surrounding litigation could materially affect the Company.

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

Employees

     The Company employs approximately 3,600 employees ("associates") worldwide. With the exception of approximately 45 associates who are engaged in lettershop and fulfillment activities at the Company's Skokie, Illinois facility, none of the Company's associates are represented by a labor union or are the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

Item 2.  Properties

     The following table sets forth the location, ownership and general use of the principal properties of the Company.

     Location                        Held                      Use

Acxiom Corporation:
  Conway, Arkansas           Five facilities held      Principal executive
                             in fee; one facility      offices; customer
                             secures a $3,719,000      service facilities and
                             encumbrance               computer equipment space

  Little Rock, Arkansas      Lease                     Customer service
                                                       facilities; office space

Acxiom CDC, Inc.:
  Chicago, Illinois          Lease                     Office and computer
                                                       equipment space

Acxiom/Direct Media, Inc.:
  Greenwich, Connecticut     Lease                     Office space; customer
                                                       service facility

Acxiom Great Lakes Data
Center, Inc.:
  Southfield, Michigan       Lease                     Office and computer
                                                       equipment space

Acxiom SDC, Inc.
(d/b/a Buckley Dement,
an Acxiom Company):
  Skokie, Illinois           Lease                     Office and computer
                                                       equipment space;
                                                       warehouse and letter shop
                                                       space

Acxiom Limited (formerly
known as Acxiom U.K., Ltd.):
  (a)  London, England       Lease                     Office space; customer
                                                       service facility

  (b)  Sunderland, England   Held in fee               Office space; computer
                                                       equipment and warehouse
                                                       space
DataQuick Information
Systems (d/b/a Acxiom/Data
Products Group):
  San Diego, California      Lease                     Office space; customer
                                                       service facility

     The Company's headquarters are presently located in Conway, Arkansas. The Conway facilities also consist of office buildings and a data processing center. During fiscal year 1999, construction is expected to be completed on the Company's new headquarters in Little Rock, Arkansas. The Company also expects to complete the construction of a new customer service facility in Little Rock, Arkansas prior to the end of fiscal year 1999.

     Pursuant to its data center management agreement with Trans Union discussed above under Item 1, the Company leases office and computer equipment space at Trans Union's corporate headquarters in Chicago, Illinois.

     Pursuant to its data center management agreement with Polk discussed above under Item 1, the Company leases office and computer equipment space in Southfield, Michigan. In addition, the Company leases office space in Cincinnati, Ohio and Denver, Colorado in connection with the services the Company provides to Polk.

     As a result of the Company's acquisition of DataQuick Information Systems, the Company leases two facilities in San Diego, California. It also leases sales office space in Arizona, California, Nevada, Oregon, Utah and Washington.

     Due to the acquisition of Direct Media/DMI, Inc., the Company leases primary office and customer service space in Greenwich, Connecticut. In addition, the Company leases sales office space in California, Florida, Illinois, New Jersey, New York, Ohio, South Carolina, Canada, England, and the Netherlands.

     With the acquisition of Buckley Dement, the Company leases primary office and warehouse space in Skokie, Illinois. In addition, with respect to Buckley Dement and its affiliated company, KML, the Company leases sales office space in California, Georgia and New Jersey.

     In addition to the foregoing, pursuant to the Guideposts data processing agreement, Guideposts provides office and computer equipment space for the Company's use at Guideposts' corporate headquarters in Carmel, New York.

     The Company  also leases sales  offices in  California,  Illinois,  Kansas,
Massachusetts,   New  Jersey,  New  York,  North  Carolina,   Texas,   Virginia,
Washington, D.C. and Wisconsin.

     The Company's International Division's corporate and customer service operations in London, England are presently housed in two principal buildings, both of which are leased. The Company also leases a facility in Sunderland, England where data processing and fulfillment services operations are housed. The International Division also leases office space in Malaysia and France.

     During the most recent fiscal year, the Company sold a warehouse facility in Warminster, Pennsylvania, which it had previously used in connection with the operation of its mailing services division. The Company also completed the sale of a warehouse facility in Philadelphia.

     In general, the offices, customer service and data processing facilities of the Company are in good condition. Management believes that its facilities are suitable and adequate to meet the current needs of the Company. As such, management believes that, except for the Little Rock, Arkansas expansion noted above, no substantial additional properties will be required during fiscal 1999. A portion of the real property owned by the Company is pledged to secure notes payable.

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

Charles D. Morgan (a)     Chairman of the Board              55           1972
                          and President (Company Leader)

Rodger S. Kline (b)       Chief Operating Officer,           55           1975
Treasurer and Director

James T. Womble (c)       Division Leader and Director       55           1975

C. Alex Dietz (d)         Division Leader                    55           1979

Paul L. Zaffaroni (e)     Division Leader                    51           1990

Jerry C.D. Ellis (f)      Division Leader                    48           1991

Robert S. Bloom (g)       Chief Financial Officer            42           1992

------------------------------------

(a) Mr. Morgan joined the Company in 1972. He has been Chairman of the Board of Board of Directors since 1975, and serves as the Company's president
     (Company Leader). He was employed by IBM Corporation ("IBM") prior to joining the Company. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

(b) Mr. Kline joined the Company in 1973. He has been a director since 1975, and serves as the Company's chief operating officer and treasurer. Prior to joining the Company, Mr. Kline was employed by IBM. Mr. Kline holds a degree in electrical engineering from the University of Arkansas.

(c) Mr. Womble joined the Company in 1974. He has been a director since 1975, 1975, and serves as one of the Company's four division leaders. Prior to joining the Company, Mr. Womble was employed by IBM. Mr. Womble holds a degree in civil engineering from the University of Arkansas.

(d) Mr. Dietz joined the Company in 1970 and served as a vice president until 1975. Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to the Company in 1979, Mr. Dietz served as senior level officer of the Company and is presently one of the Company's four division leaders. Mr. Dietz holds a degree in electrical engineering from Tulane University.

(e) Mr. Zaffaroni joined the Company in 1990. He serves as one of the Company's four division leaders. Prior to joining the Company, he was employed by IBM for 21 years, most recently serving as regional sales manager. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

(f) Mr. Ellis joined the Company in 1991 as managing director of the Company's Company's U.K. operations. He serves as one of the Company's four division leaders. Prior to 1991, Mr. Ellis was employed for 22 years with IBM, serving most recently as assistant to the CEO of IBM's U.K. operations. Prior to that, Mr. Ellis served as branch manager of the IBM U.K. Public Sector division.

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

Item 6.  Selected Financial Data

     The information required by this Item appears in the Company's Annual Report at p. 16, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item appears in the Company's Annual Report at pp. 18-23, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by this Item appear in the Company's Annual Report at pp. 24-37, which information is incorporated herein by reference. The Financial Statement Schedule which constitutes the Supplementary Data required by this Item is attached hereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Acxiom Directors" in the Company's 1998 Proxy Statement and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this Item appears under the heading "Executive Compensation" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item appears under the heading "Security Ownership of Certain Beneficial Owners and Management of Acxiom" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Transactions

     The information required by this Item appears under the heading "Certain Transactions" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

     The following documents are filed as a part of this Report:

          1.   Financial Statements.

               The following consolidated financial statements of the registrant and its subsidiaries included on pages 24 through 37 of the Company's Annual Report and the Independent Auditors' Report on page 38 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                                           Page

Consolidated Balance Sheets as of March 31, 1998 and 1997                   24

Consolidated Statements of Earnings for the years ended
March 31, 1998, 1997 and 1996                                               25

Consolidated Statements of  Stockholders' Equity for the
years ended March 31, 1998, 1997 and 1996                                  26-27

Consolidated Statements of Cash Flows for the years ended
March 31, 1998, 1997 and 1996                                               28

Notes to the Consolidated Financial Statements                             29-37

Independent Auditors' Report                                                38

          2.   Financial Statement Schedule.

               The following additional information for the years 1998, 1997 and 1996 is submitted herewith and appears on the two pages immediately preceding the signature page of this Report on Form 10-K.

Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1998, 1997 and 1996

               All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

          3.   Exhibits and Executive Compensation Plans.

               The following exhibits are filed with this Report or are incorporated by reference to previously filed material.

Exhibit No.

3(a)     Amended and Restated  Certificate of Incorporation (previously filed as
         Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4 Rights Agreement dated January 28, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 1998, Commission File No.
         0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to
         Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File No. 0-13163, and incorporated herein by reference)

10(c) Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

10(d)    Acxiom  Corporation  Deferred  Compensation  Plan (previously  filed as
         Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(f)    Acxiom  Corporation  U.K.  Share  Option  Scheme  (previously  filed as
         Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(g)    Leadership Compensation Plan

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

     4.   Reports on Form 8-K.

     A report was filed on February 10, 1998, which reported the Company's adoption of a shareholder rights plan.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Acxiom Corporation

Under date of May 8, 1998, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998, which are included in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Little Rock, Arkansas
May 8, 1998

                                                                    Schedule II

                       ACXIOM CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years ended March 31, 1998, 1997 and 1996

                                 (In thousands)

                         Additions
             Balance at  charged to     Other    Bad debts    Bad      Balance
             beginning   costs and    additions   written    debts     at end
             of period   expenses      (note)       off    recovered  of period

1998:
  Allowance
  for
  doubtful
  accounts,
  returns
  and
  credits     $ 4,333      3,090        224        4,744      397       3,300
                =====      =====        ===        =====      ===       =====

1997:
  Allowance
  for
  doubtful
  accounts,
  returns
  and
  credits     $ 1,880      4,399      4,800        7,044      298       4,333
                =====      =====      =====        =====      ===       =====

1996:
  Allowance
  for
  doubtful
  accounts,
  returns
  and
  credits     $ 2,143        150        131          726      182       1,880
                =====        ===        ===          ===      ===       =====

Note - Other additions in 1998 represent the valuation accounts acquired in the Multinational and STW acquisitions. Other additions in 1997 represent the valuation accounts acquired in the Pro CD and DMI acquisitions. Other additions in 1996 represent the valuation accounts acquired in the Generator and DataQuick acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

                                         ACXIOM CORPORATION


Date:  June 23, 1998                     By: /s/ Catherine L. Hughes
                                            ------------------------------------
                                            Catherine L. Hughes
                                            Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

Robert S. Bloom*                Chief Financial Officer           June 23, 1998
---------------------------     (Principal accounting officer)
   Robert S. Bloom

Dr. Ann H. Die*                 Director                          June 23, 1998
---------------------------
   Dr. Ann H. Die

William T. Dillard II*          Director                          June 23, 1998
---------------------------
    William T. Dillard II

Harry C. Gambill*               Director                          June 23, 1998
    Harry C. Gambill

Rodger S. Kline*                Chief Operating Officer,          June 23, 1998
---------------------------     Treasurer and Director
    Rodger S. Kline             (Principal financial officer)

Charles D. Morgan*              Chairman of the Board and         June 23, 1998
--------------------            President (Company Leader)
    Charles D. Morgan           (Principal executive officer)

Robert A. Pritzker*             Director                          June 23, 1998
    Robert A. Pritzker

Walter V. Smiley*               Director                          June 23, 1998
    Walter V. Smiley

James T. Womble*                Division Leader and Director      June 23, 1998
--------------------
    James T. Womble


*By:  /s/ Catherine L. Hughes
    -----------------------------------
     Catherine L. Hughes
     Attorney-in-Fact

                                 EXHIBIT INDEX

                              Exhibits to Form 10-K

Exhibit
  No.                                   Exhibit

3(a)     Amended and Restated  Certificate of Incorporation (previously filed as
         Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4 Rights Agreement dated January 28, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of the Company, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 1998, Commission File No.
         0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between the Company and Trans Union Corporation (previously filed as Exhibit A to
         Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File No. 0-13163, and incorporated herein by reference)

10(c) Agreement for Professional Services dated November 23, 1992 between the Company and Allstate Insurance Company (previously filed as Exhibit 28 to Amendment No. 1 to the Company's Current Report on Form 8-K dated December 9, 1992, Commission File No. 0-13613, and incorporated herein by reference)

10(d)    Acxiom  Corporation  Deferred  Compensation  Plan (previously  filed as
         Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(f)    Acxiom  Corporation  U.K.  Share  Option  Scheme  (previously  filed as
         Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(g)    Leadership Compensation Plan

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

EXHIBIT 10(g)

                   GENERAL DESCRIPTION OF THE LEADERSHIP TEAM
                                COMPENSATION PLAN

OBJECTIVE

-    The objective of the Leadership  Team  compensation  plan is to implement a
     pay  plan  which  will   reflect  the  leader's   responsibility,   provide
     compensation that is both equitable and competitive, and which will:

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

PLAN PROVISIONS

Eligibility of Participants

- For purposes of the Leadership Team Compensation plan, eligible associates will include Division leaders, Group leaders, Business Unit leaders, Sales leaders, Business Development leaders, Industry Application Development leaders, Finance and Accounting leaders Organizational Development leaders, and Corporate Office leaders.

COMPONENTS AND PLAN STRUCTURE

-    The components of the Leadership Team Compensation Plan are as follows:

     -    Base salary (not at risk)
     -    Base salary (at risk)
     -    Long-term incentive (stock options)
     -    Retention/Recruiting Bonus (Special Situations Only)

- Exhibit 1 of this document reflects the above components for the 5 levels of the Leadership Team Compensation Plan. In addition, it reflects the Business Development / Sales Leadership plan.

-    Each level of the plan has the following:

     -    Base salary ranges (lower and upper)

     - Plan structure (reflecting percentage guideline ranges for each plan component to total compensation as well as number of years for which options are granted under the long-term incentive component of the plan)

- Each leader is slotted into one of the five levels based on their experience, scope of responsibility and past performance. The individual to whom the leader reports is responsible for managing their respective slotting. Division leaders must approve all level 3 slottings. Additionally, Division leaders must approve all slottings of individuals on the Business Development / Sales Leadership compensation plan. The Company leader must approve all slottings of levels 4 and 5.

- Leaders slotted in the Business Development / Sales Leadership plan must be a senior level business development / sales leader responsible for:

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

BASE SALARY (NOT AT RISK)

- Guidelines have been established to award Base salary increases for salaries that are "within range," "in excess of range" and "below range."

-    The percentage increase guidelines are revised/validated annually.

- Base salaries for Business Development/Sales leaders will be established and managed using the Level 2 salary ranges.

BASE SALARY (AT RISK)

General

- The base salary at risk (referred to as at risk throughout the remainder of this document) amount for the full fiscal year is determined by the company leadership as shown below and is based on the eligible associate's base salary as of May. No adjustment is made to at risk amounts during the plan year unless the leader moves from one plan level to another or is assigned a different job which warrants a change. In the event there is a change in the at-risk, it will be prorated based on the date of the change.

            Leader                             Approval of At Risk

            CLT and Group Leaders              Company Leader
            All Other Leaders                  Division Leaders

- Eligible associates must be employed on the date of the actual payment to receive payment for the quarterly and/or year-end at risk. The at risk for eligible associates who joined the Leadership Team after the beginning of the quarter will be pro-rated based on hire date. Additionally, the year-end at risk amount will be prorated in the same manner.

At risk targets

- At risk will be based on the change in EVA attained with an EPS gate. (With the exception of the commission/specific objective component of the Business Development/Sales Leadership plans. See page 5 - Commission/ specific objective at risk targets.)

EVA Incentive Principles

-    Target Incentive
          Competitive total compensation opportunity

-    Expected EVA Improvement
          Performance standard to achieve the company "target EVA" (and to meet the market's expectation of EVA improvement required to support the price of the Company's stock.)

-    Sharing of EVA Improvement Above/Below Expected
          Associates and shareholders share risks and rewards

-    Incentive Bank
         Cumulative performance and incentive linked

Target Incentives and Expected EVA Improvement

-    Achievement of Expected EVA Improvement results in Target Incentive Pool

Sharing of Incremental EVA Results

-    Sharing of incremental EVA (above/below "Expected") is constant
-    50% of every $1 of EVA above expected is added to incentive pool.
- 50% of every $1 of EVA below expected is subtracted from incentive pool (EVA improvement can be below zero.)
-    Associates/leaders share in all risks and rewards (no caps or floors)

Incentive Bank Principles

-    Incentive Pool for current year "deposited" into incentive bank
-    Bank balance distributed:
- 100% up to "target" incentive - (Note - it is the intent of the plan to distribute 33% of the bank balance above the achieved target incentive under normal circumstances. However, the actual % distribution is determined by the Compensation Committee of the Company based on analyzing the achieved results for the year. The Committee may adjust this percentage based on special circumstances and may elect to not distribute any of this remaining bank balance and to carry all of it forward into the next year.)
-    Up to 33% above "target" incentive
-    Remaining bank balance reserved against future performance
-    "Negative" bank balance "repaid" before future incentives are paid

Incentive Funding (EPS Gates)

-    Incentive attainment determined based on EVA achievement

-    Incentive funding subject to pro rata reduction if EPS Gate is not achieved

- Bank "deposits" equal to Incentive Attained Times Funding Factor. (Funding factor equals Incentives funded divided by Incentives Attained.)

-    Existing bank balances also subject to forfeiture to satisfy EPS Gate.

     Common fate at risk target breakdown

                                      Group Leaders    Revenue       Shared
              Corporate    Division       OD/FA         Unit        Services
               Office      Leaders      Leaders**      Leaders    Unit Leaders
--------------------------------------------------------------------------------
Common          100%         60%           50%           25%           75%
Fate          Co. EVA      Co. EVA       Co. EVA       Co. EVA       Co. EVA
--------------------------------------------------------------------------------
Unit             0%          40%           25%           75%*          25%
Performance                Div EVA      Div. EVA                    Bus. Plan

                                           25%        (25% Div
                                        Group EVA       EVA)*

                                                      (25% Group
                                                        EVA)*

                                                      (25% Unit
                                                        EVA)*

* These are the default percentages unless the corporate office approves a different documented plan. Differences should be submitted to the corporate office by the Division leader by July 11 and by October 31 for mid-year revisions.

**  Organizational   Development  and   Finance/Accounting   Leaders'  at   risk
percentages will be 50% Company EVA and 50% Division EVA.

     Note:  All at risk  payments are subject to EPS gate (with the exception of
     the    commissions/specific    objective    portion    of   the    Business
     Development/Sales Leadership plan)

Commission/specific objective at risk targets

-    These targets apply only to Business Development/Sales Leadership plan.

- The commission/specific objective portion of at risk under this plan is based on revenue and/or EVA percentage of quota attainment for the territories assigned to the business development/sales leader. It is the responsibility of the individual's Division and/or Group Leader to establish these targets.

- The commission/specific objective portion will be funded by the Unit, Group or Division and is not subject to the EPS gate as is the common fate portion of at risk. Budgets and EVA targets will not be adjusted for additional commission expense due to these plans.

-    All commissions are calculated on a YTD, cumulative basis.

- The plan provisions and quota assigned may be changed at any time by the Division Leader.

- The Division Leader may choose not to accept additional business when resources are not available to process the work. It is the sales leader's responsibility to make certain that the work will be accepted before customer commitments are made.

Divisions and Units (Except Data Products Division):

- The Division, Group and unit EVA is the controllable EVA for a Division and revenue Group/Unit which includes the direct revenue and expenses for the unit(s) less appropriate charges for data center consumption, application software and facilities as determined by the ABM system. Also included will be a charge for the cost of capital including accounts receivable, data center equipment, workstation/LAN and facilities. The target for your Group/Unit EVA will be negotiated with your Division Leader.

Data Products Division - Groups/Units:

- Product Line EVA targets and attainment must be certified by the corporate office.

Shared Services Units:

- The business plan target component for Shared Services is to maintain your expenses at or below your current fiscal year budget.

EPS Gate Target

-    The EPS target for fiscal 1999 is $.75 per share.

- All common fate at risk payments are subject to first achieving Acxiom's EPS targets.

Over Achievement

- Above the funding at targeted EVA, 50% of all Incremental EVA will be added to Incentive Funding with no gate calculation. Above target funds will be added to the respective incentive banks and up to 1/3 will be paid at the end of the fiscal year and the remainder will be banked for future payment (subject to the sustained business performance of Acxiom Corporation).

- The over achievement EVA will be funded at the corporate level and distributed to the Divisions, Groups and Units that over achieved their respective EVA targets.

Method of payment:

- It is Acxiom's intention to pay at risk in cash. However, from time to time the Company Leadership Team (CLT), may elect to pay at risk in stock options if conditions of the business justify it. In the event this decision is made, the CLT will make every effort to notify the Leadership Team members within 5 business days of the decision being finalized. If at risk is paid in stock options in lieu of cash, the Black-Scholes model will be used to calculate the option value and number of options.

-    Payments will be made quarterly based on attainment of financial objectives
     up  to  your  target   incentive  and  subject  to  the  EPS  funding  gate
     calculation, as follows:

     First Quarter - 1/8th of total opportunity
     Second Quarter - 1/8th of total opportunity
     Third Quarter - 1/8th of total opportunity
     Fourth Quarter - 5/8th of total opportunity (1/8 for the 4th Quarter & 1/2 for the Annual Target)

- All over achievement incentive calculations will be deferred until the year end.

-    All payments will be made within 60 days of the end of the quarter.

-    All EVA and EPS gate calculations will be done on a year-to-date basis.

- For the first, second and third quarters, the objectives are equal to the Year-to-date financial targets as of the end of each respective quarter and are subject to the EPS gate calculation. The total Company EVA and EPS quarterly gate targets for FY '99 will be finalized after Business Planning has been completed.

LONG-TERM INCENTIVE

- For purposes of determination of the long-term incentive (LTI), eligible associates must be employed and be a member of the Leadership Team on the date the Board of Directors reviews the LTI grants for that year (May Board of Directors meeting). There is no provision for prorating partial years. These options fall under the Acxiom stock option plan and will be subject to all standard provisions.

- The long-term incentive will be in the form of stock options and other performance vehicles as necessary. The current year vehicle will be stock options.

-    Stock options will be awarded under three categories:

          Category A - Fair market value at date of grant
          Category B - 50% above fair market value
          Category C - 100% above fair market value

- Using the Black-Scholes stock options pricing model, the mix of options to be awarded as an approximate percentage of the total long-term incentive are:

          Category A - 50% of total long-term incentive
          Category B - 25% of total long-term incentive
          Category C - 25% of total long-term incentive

- Under the long-term incentive plan, participants will be awarded a grant of stock options on a cycle corresponding to the level of compensation plan to which the leader has been assigned. Multi-year grants are awarded for levels 3 through 5.

- In the event a leader is assigned a level with multi-year grants, they will be awarded the number of years of options necessary to put them on the same cycle as all other leaders on that level.

- Stock options awarded will vest equally on each of the nine anniversary dates following the date of grant. Stock options may not be exercisable later than fifteen years after their date of grant.

- Stock options may also be granted at the October Board Meeting. The October options include new Leadership Team members as well as adjustments for those moving from one level to another.

- It is the current intent of the Board of Directors to continue this plan (or a similar plan) in future years. The Board of Directors reserves the right to modify or cancel this plan in future years for any reason at its sole discretion.

RETENTION/RECRUITING BONUS

Retention Bonus:

A Retention Bonus for key Senior Leaders who we are at risk of losing is being added to the plan this year. Each Retention Bonus Plan for a Senior Leader must by approved by Charles Morgan and Rodger Kline.

Retention Bonus Plan Provisions:

     In addition to standard At Risk plan
     Up to 25% of base salary  (determined by Division Leader,  Rodger Kline and
          Charles Morgan)
     To be paid at same time as at risk  payments
     Not subject to Corporate gate
     Based on achieving predetermined, documented, individual objectives Distribution amounts to be determined by Division Leader

Recruiting Bonus:

In order to recruit key leaders, it may be necessary to pay a one-time recruiting bonus.

     In addition to standard At Risk plan
     Up to 25% of base salary  (determined by Division Leader,  Rodger Kline and
         Charles  Morgan)
     To be paid upon hiring
     Not subject to Corporate gate


PLAN MODIFICATIONS

Any modification to the standard plan described in this document must be approved in advance by Rodger Kline.


                        EVA                                   EVA
                     (in 000's)    EPS                     (in 000's)    EPS
                     -----------------                     -----------------
     First Quarter      ($)       $.11    Third Quarter        $        $.24

     Second Quarter      $        $.18    Fourth Quarter       $        $.22
                                                               -        ----

                                              TOTALS           $        $.75
                                                               =        ====

EXHIBIT 13

(This page and the following seven (7) pages correspond to pages 16-23 of the Company's Annual Report.)

Selected Financial Data

Years Ended March 31,             1998      1997      1996      1995      1994
------------------------------   -------   -------   -------   -------   -------
Earnings Statement Data:
  Revenue                      $ 465,065   402,016   269,902   202,448   151,669
  Net Earnings                 $  35,597    27,512    18,223    12,405     8,397
  Basic earnings per share     $     .68       .54       .39       .29       .20
  Diluted earnings per share   $     .60       .47       .35       .27       .19
==============================   =======   =======   =======   =======   =======

March 31,                         1998      1997      1996      1995       1994
------------------------------   -------   -------   -------   -------   -------
Balance Sheet Data:
  Current assets               $ 114,552    87,472    54,014    43,517    35,857
  Current liabilities          $  68,300    39,127    31,159    24,964    12,895
  Total assets                 $ 394,310   299,668   194,049   148,170   123,378
  Long-term debt, excluding
    current installments       $  99,917    87,120    26,885    18,219    34,992
  Redeemable common stock      $       -         -         -         -     7,692
  Stockholders' equity         $ 200,128   156,097   122,741    97,177    61,896
==============================   =======   =======   =======   =======   =======

(In thousands, except per share data. Per share data are restated to reflect 2-for-1 stock splits in fiscal 1997 and 1995.)

The following table is submitted in lieu of the required graphs:

YEAR                              1994      1995      1996      1997      1998
------------------------          -----     -----     -----     -----     -----
Revenue (Dollars in Millions)    $151.7    $202.4    $269.9    $402.0    $465.1
Diluted Earnings Per Share
  (In Dollars)                    $0.19     $0.27     $0.35     $0.47     $0.60
Stock Price (In Dollars) at
  March 31                        $5.19     $8.38    $11.94    $14.38    $25.63
Pretax Margin (In Percent)         8.9%      9.9%     10.9%     11.0%     12.1%
Return on Equity (In Percent)     13.2%     15.3%     16.5%     20.3%     20.4%
Earnings Before Interest,
  Taxes, Depreciation and
  Amortization ("EBITDA")
  (Dollars in Millions)           $35.6     $42.0     $52.9     $81.2    $103.2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
In fiscal 1998, the Company recorded the highest annual revenues, earnings, and earnings per share in its history.
     The following table shows the Company's revenue by division for each of the years in the three-year period ended March 31, 1998 (dollars in millions):

                                                            1997 to   1996 to
                            1998       1997       1996       1998      1997
                            -----      -----      -----      ----      ----
Services Division          $152.5     $129.5     $105.2      +18%      +23%
Alliances Division          146.7      129.0       89.0      +14       +45
Data Products Division      132.3      115.3       58.0      +15       +99
International Division       33.6       28.2       17.7      +19       +59
                            -----      -----      -----      ----      ----
                           $465.1     $402.0     $269.9      +16%      +49%

     Consolidated revenue was a record $465.1 million in 1998, up 16% from 1997. Adjusting for Trans Union pass-through revenue recorded last year and the Pro CD retail business which was sold in 1998, the increase for 1998 was 22%. For 1997, revenue grew 49%, reflecting 29% due to internal growth and 20% resulting from the Pro CD and DMI acquisitions which were completed at the beginning of 1997.
     Services Division revenue increased 18% for 1998, after increasing 23% in 1997. Business units with double-digit revenue increases from 1997 to 1998 included Retail, High Tech, Publishing, and Utilities, along with the business units serving Allstate, Citicorp, and IBM. The Services Division results also include revenue from the Buckley Dement acquisition for the second half of the year. These increases were partially offset by a decrease in the Telecommunications business unit revenue from the prior year resulting from the continued inability of the regional Bell operating companies to effectively compete in the long distance phone market. The revenue increase for the Services Division in fiscal 1997 is primarily due to growth in the Publishing, High Tech, and Retail business units, along with the business unit serving Allstate.
     Alliances Division revenue increased 14% from 1997 to 1998, following an increase of 45% from 1996 to 1997. However, after adjusting for a reduction in pass-through revenue recorded on the Trans Union marketing services agreement in 1997 of approximately $11 million, revenue actually increased by 24% in 1998. Financial services revenue jumped by 58% in 1998 reflecting the Company's success in delivering open data mart solutions to credit card marketers. Included in this revenue is the revenue for equipment and software sold in connection with these solutions. Trans Union revenue decreased when compared to 1997, but again adjusting for the pass-through revenue recorded last year, Trans Union revenue actually increased 19%, reflecting growth in the data center contract and revenue related to the marketing services agreement. Growth in other Alliances Division business units was offset by lower revenue from the Polk business unit due to a software sale in 1997. The revenue increase for the Alliances Division in 1997 reflects growth in credit card processing revenues of 31% and incremental revenues from the outsourcing contract with Polk, which was still ramping up in 1996.
     Data Products Division revenue increased 15% in 1998 after almost doubling in 1997. Pro CD revenue decreased by $6.6 million in 1998 reflecting the sale of the retail and direct marketing side of the business to American Business Information, Inc. ("ABI") in August 1997 which offset growth in the corporate side of the business. Gains were also reported by other Data Products business units including Acxiom Data Group (InfoBase), up 50%, DataQuick, up 21%, and DMI, up 14%. The increase in revenue in 1997 is due primarily to the DMI and Pro CD acquisitions which were completed at the beginning of fiscal 1997.
     The International Division recorded revenue increases of 19% and 59% for 1998 and 1997, respectively. The increases in 1998 and 1997 were attributable to an increase in the level of fulfillment activity and increases in database services.

     The following table shows the Company's revenue distribution by customer industry for each of the years in the three-year period ended March 31, 1998 (dollars in millions):

                                                            1997 to   1996 to
                            1998       1997       1996       1998      1997
                            -----      -----      -----      ----      ----
Direct Marketing           $155.5     $136.9     $ 72.1      +14%      +90%
Financial Services          113.8       80.4       72.0      +42       +12
Insurance                    92.0       81.2       67.1      +13       +21
Information &
  Communication Services     77.3       81.1       42.1      - 5       +93
Media/Publishing             26.5       22.4       16.6      +18       +35
                            -----      -----      -----      ----      ----
                           $465.1     $402.0     $269.9      +16%      +49%

The 1998 growth was led by the financial services sector as a result of strength in credit card-related revenue. Direct marketing and information & communication services growth was mitigated by the Trans Union pass-through revenue and the sale of the Pro CD retail and direct marketing business noted earlier. The 1997 growth was impacted favorably by the acquisitions of DMI and Pro CD at the beginning of the year.
     The following table presents operating expenses for each of the years in the three-year period ended March 31, 1998 (dollars in millions):

                                                            1997 to   1996 to
                            1998       1997       1996       1998      1997
                            -----      -----      -----      ----      ----
Salaries and benefits      $173.9     $145.0     $ 98.1      +20%      +48%
Computer, communications
  and other equipment        60.9       58.6       41.0      + 4       +43
Data costs                   86.5       76.3       63.4      +13       +20
Other operating costs
  and expenses               84.3       72.8       36.7      +16       +98
                            -----      -----      -----      ----      ----
                           $405.6     $352.7     $239.2      +15%      +47%

Salaries and benefits increased from 1997 to 1998 by 20% principally due to increased headcount to support the growth of the business and merit increases, combined with increases in incentive compensation and the impact of acquisitions during the year. Salaries and benefits increased from 1996 to 1997 by 48% due primarily to the acquisitions of DMI and Pro CD. After adjusting for the acquisitions, the resulting 20% growth primarily reflects increased headcount to support the growth of the business.
     Computer, communications and other equipment costs rose 4% from 1997 to 1998. The increase reflects depreciation on capital expenditures made to accommodate business growth, mostly offset by the effect of the Trans Union pass-through expenses recorded in the prior year. Computer, communications and other equipment costs increased 43% in 1997. After adjusting for the acquisitions of Pro CD and DMI and the pass-through expenses, computer costs increased 15% due primarily to additional depreciation and other equipment costs related to increases in data center equipment to support the growth of the business, including the Polk outsourcing contract.
     Data costs grew 13% in 1998 and 20% in 1997. In both years, the primary reason for the increase was the growth in revenues under the Allstate contract.

     Other operating costs and expenses increased 16% in 1998. The increase is primarily attributable to acquisitions, the server sales by the Alliances Division noted above, an increase in bad debt expense, and volume-related increases, reduced by the impact of the sale of the Pro CD retail and direct marketing business. For 1997, other operating costs and expenses increased 98%. After adjusting for the impact of the DMI and Pro CD acquisitions and the ramp-up of the Polk contract, the increase was 24% reflecting increased costs necessary to support increased revenues.
     Software and research and development spending was $23.3 million in 1998 compared to $17.2 million in 1997 and 10.4 million in 1996.
     Income from operations in 1998 was a record $59.4 million, an increase of 21% over 1997. Income from operations in 1997 reflected an increase of 61% over 1996. The operating margin in 1998 was 12.8%, compared to 12.3% in 1997 and 11.4% in 1996.
     Interest expense increased by over $2 million in both 1998 and 1997 due primarily to increased average debt levels each year.
     Other, net for 1998 includes $1.0 million in gains on the disposals of the Pro CD retail and direct marketing business compared with a $2.6 million charge in 1997 due to a write-off related to the sale of an Acxiom Mailing Services facility. Other, net in 1998 also includes interest income on noncurrent receivables of $1.9 million compared with interest income of $0.5 million in 1997.
     The Company's effective tax rate was 37.0%, 37.5%, and 38.0% for 1998, 1997, and 1996, respectively. In each year, the effective rate exceeded the U.S. statutory rate primarily because of state income taxes, partially offset by research and experimentation tax credits.
     Net earnings were a record $35.6 million in 1998, an increase of 29% from 1997, after increasing 51% from 1996 to 1997. Basic earnings per share increased 26% to $0.68 in 1998 after increasing 38% in 1997. Diluted earnings per share were $0.60, up 28% from 1997, after increasing 34% in 1997.

Capitol Resources and Liquidity
Working capital at March 31, 1998 totaled $46.3 million compared to $48.3 million a year previously. At March 31, 1998, the Company had available credit lines of $119.9 million of which $36.4 million was outstanding. The Company has renewed and expanded the revolving credit agreement which now allows for revolving loans and letters of credit of up to $125 million. The Company has been allowed by the holders of the $25 million convertible note payable to reduce the amount of the letter of credit which collateralizes the convertible note to $6.6 million, which increases the Company's available credit line under the revolving credit agreement to $118.4 million. The Company also has a short-term unsecured credit agreement in the amount of $1.5 million. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 33% at March 31, 1998 compared to 36% at March 31, 1997. Total stockholders' equity increased 28% to $200.1 million at March 31, 1998.
     Cash provided by operating activities was $64.2 million for 1998 compared to $35.1 million in 1997 and $39.3 million in 1996. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 27% in 1998 after increasing 54% in 1997. The resulting operating cash flow was reduced by $24.7 million in 1998 and $41.1 million in 1997 due to the net change in operating assets and liabilities. The change primarily reflects higher current and noncurrent receivables, offset in 1998 by higher accounts payable and accrued liabilities resulting from the growth of the business and advances from customers.
     Investing activities used $78.7 million in 1998, $64.1 million in 1997, and $46.9 million in 1996. Investing activities in 1998 included $55.8 million in capital expenditures, compared to $59.8 million in 1997 and $39.0 million in 1996. Capital expenditures are principally due to purchases of data center equipment to support the Company's outsourcing agreements with Polk and Trans Union, as well as the purchase of additional data center equipment in the Company's core data centers. Over the last few years, the Company has been expanding its data centers to provide for incremental capacity and has been re-engineering a number of key proprietary processes to run on client servers using low-cost parallel processors. In 1996, the Company also completed an expansion of its Conway data center and a new 100,000 square-foot customer service building on its main campus in Conway, Arkansas, at a cost of approximately $12 million, funded through current operations and existing credit lines.

     Investing activities during 1998 also include $13.3 million in software development costs, compared to $6.7 million in 1997 and $3.9 million in 1996. In general, the increase is due to software development undertaken to support large customer contracts in the Alliances Division. Investing activities also reflect the cash of $18.8 million paid for the purchases of STW and Buckley Dement, partially offset by $15.3 million received from the sale of assets, including $13.0 million from the sale of the retail and direct marketing assets of Pro CD. Notes 13 and 14 to the consolidated financial statements discuss the acquisitions and dispositions in more detail. Investing activities also reflect the investment of $6.1 million by the Company in joint ventures, including an investment of approximately $4 million in Bigfoot International, Inc., an emerging company that provides services and tools for internet e-mail users.
     Financing activities in 1998 provided $17.5 million, including sales of common stock through the Company's stock option and employee stock purchase plans, and additional borrowings under the revolving line of credit. Financing activities in 1997 include the issuance of $30 million in senior notes, the issuance of a $25 million convertible note in connection with the purchase acquisition of DMI, and increases under the revolving credit facility. Financing activities in 1997 also reflect the payment of short-term bank debt assumed when the Company acquired DMI. Financing activities in 1996 include the effects of cash dividends and common stock transactions made by DataQuick prior to its acquisition in August, 1995.
     During fiscal 1999, construction is expected to be completed on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. These two buildings are being built pursuant to 50/50 joint ventures between the Company and local real estate investors. The total cost of the headquarters and customer service projects is expected to be approximately $6.4 million and $9.1 million, respectively. The Company expects other capital expenditures of $55-$65 million in fiscal 1999.
     While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells software, hardware, and data to customers under extended payment terms or notes receivable collectible over one to eight years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. Management believes that the combination of existing working capital, anticipated funds to be generated from future operations, and the Company's available credit lines is sufficient to meet the Company's current operating needs as well as to fund the anticipated levels of expenditures. If additional funds are required, the Company would use existing credit lines to generate cash, followed by either additional borrowings to be secured by the Company's assets or the issuance of additional equity securities in either public or private offerings. Management believes that the Company has significant unused capacity to raise capital which could be used to support future growth.
     The Company, like many owners of computer software, has assessed and is in the process of modifying, where needed, its computer applications to ensure they will function properly in the year 2000 and beyond. The financial impact to the Company has not been and is not expected to be material to its financial position or results of operations in any given year. The Company is currently operating under an internal goal to ensure all of its computer applications are "year 2000 ready" by December 31, 1998.

Seasonality and Inflation
Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale and other operational efficiencies. The Company has established a pricing policy for long-term contracts which provides for the effects of expected increases resulting from inflation.
     The Company's operations have not proved to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters. In order to minimize the impact of these fluctuations, the Company continues to move toward long-term strategic partnerships with more predictable revenues. Revenues under long-term contract (defined as three years or longer) were 54%, 50%, and 52% of consolidated revenues for 1998, 1997, and 1996, respectively.

Acquisitions
In fiscal 1997, the Company completed two acquisitions, which became effective in April 1996. The acquisition of Pro CD, Inc. was accounted for as a pooling-of-interests and the acquisition of Direct Media/DMI, Inc. was accounted for as a purchase. In 1998, the Company completed two additional acquisitions, which were effective October 1, 1997. The acquisitions of MultiNational Concepts, Ltd. and Catalog Marketing Services, Inc., entities which were under common control, and Buckley Dement, L.P. and its affiliated company, KM Lists, Incorporated were both accounted for as purchases. See footnote 13 to the consolidated financial statements for more information regarding these acquisitions. The Company has also made several smaller acquisitions, which are not material either individually or in the aggregate.

Other Information
In 1998, 1997, and 1996, the Company had two customers that accounted for more than 10% of revenue. Allstate accounted for 16.1%, 16.8%, and 20.7% in 1998, 1997, and 1996, respectively, and Trans Union accounted for 11.8%, 14.1%, and 15.5% in 1998, 1997, and 1996, respectively. The Trans Union data center management agreement and marketing services agreement have been extended and now expire in 2005. A long-term extension of the Allstate agreement, which was originally signed for a five-year term expiring in September, 1997 and has been extended until September 1998 is currently being negotiated. The Company does not have any reason to believe that either of these customers will not continue to do business with the Company.
     Acxiom U.K., the Company's United Kingdom business, provides services to the United Kingdom market which are similar to the traditional direct marketing industry services the Company provides in the United States. In addition, Acxiom U.K. also provides promotional materials handling and response services to its U.K. customers. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions which cause exchange rate impact. The U.K. operation generally funds its own operations and capital expenditures, although the Company occasionally advances funds from the U.S. to the U.K. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the financial statements into U.S. dollars are accumulated in a separate component of stockholders' equity. There are no restrictions on transfers of funds from the U.K.
     Efforts are continuing to expand the services of Acxiom U.K. to customers in Europe and the Asia Pacific region. Management believes that the market for the Company's services in such locations is largely untapped. To date the Company has had no significant revenues or operations outside of the United States and the United Kingdom.
     As noted in footnote 11 to the consolidated financial statements, the Company's United Kingdom operations earned profits of $1.5 million in fiscal 1998 and $1 million in fiscal 1997, and are expected to continue to show profits in the future. The U.K. operations reflected in the footnote include the International Division, with 1998 pretax earnings of $3 million, up 77% from 1997, offset by losses in the U.K. and Netherlands operations of DMI which are included in the Data Products Division. The U.K. operations sustained losses of $399,000 in 1996.
     Effective March 31, 1994, the Company sold substantially all of the assets of its former Acxiom Mailing Services operation to MorCom, Inc. In June 1996, MorCom ceased operations. During 1997, the Company established valuation reserves for the remaining receivables under the sale agreement. The Company also obtained title to and sold a portion of the property related to the mortgage note, receiving proceeds of $949,000. During 1998, the Company sold the two remaining parcels of property which had been used by the Acxiom Mailing Services unit. The aggregate proceeds were $2.3 million resulting in a gain on disposal of $105,000 which is included in other income.
     Effective August 22, 1997, the Company sold certain assets of its Pro CD subsidiary to ABI. ABI acquired the retail and direct marketing operations of Pro CD, along with compiled telephone book data for aggregate cash proceeds of $18 million. In conjunction with the sale to ABI, the Company also recorded certain valuation and contingency reserves. Included in other income is the gain on disposal related to this transaction of $855,000.
     The Financial Accounting Standards Board has issued Statements No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Employers' disclosures about Pensions and Other Postretirement Benefits." Each of these statements is required to be adopted by the Company in fiscal 1999. Statement No. 130 will require the Company to report comprehensive income, as defined in the statement, in a financial statement that is displayed with the same prominence as other financial statements. Management does not expect any significant impact to the financial statements from this additional disclosure requirement. Statement No. 131 will require the Company to report additional information about business segments than what has historically been reported. The statement will require the Company to report additional information about these business segments and to reconcile the segment information to the consolidated financial statements. Management intends to present this segment information using the operating divisions into which it is currently organized. Other than these additional disclosure requirements, the Company does not expect any significant impact to the financial statements. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Management does not expect any material impact from the adoption of this statement.

     The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 97-2 is effective for fiscal year 1999 and provides guidance on recognizing revenue on software transactions. In software transactions that include multiple elements, SOP 97-2 requires the fee to be allocated to the various elements based on vendor-specific objective evidence of the fair values of the elements, and provides guidance on how to arrive at vendor-specific objective evidence. SOP 98-4 defers until fiscal 2000 the effective date of the provisions of SOP 97-2 that limit what constitutes vendor-specific objective evidence. All other provisions of SOP 97-2 are effective for fiscal year 1999. The Company intends to follow the revenue recognition requirements of SOP 97-2 that are currently effective and anticipates that AcSEC will issue additional guidance on what constitutes vendor-specific objective evidence within the next year. The Company does not expect that the effect of implementing this SOP will be material.
     AcSEC has also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 is effective for fiscal year 2000 and requires that the cost of start-up activities be expensed when incurred. The Company does not expect that the effect of implementing this SOP will be material.

Outlook
Certain statements in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10K and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; year 2000 software issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K.
     The Company believes that existing customer industries (direct marketing, financial services, insurance, information and communication services, and media/publishing) all continue to offer good growth potential. In general, there is an increased emphasis on one-to-one marketing in businesses which the Company believes will increase demand for the Company's data content and services both in the U.S. and worldwide. The Company continues to explore uses of its data and services beyond marketing applications and has had some success in developing applications in the insurance underwriting area. At the same time, the Company is also focusing on industries such as retail, pharmaceuticals, telecommunications, high tech, entertainment, packaged goods, and utilities as strong growth opportunities. In addition, the Company also believes there is strong growth potential beyond the Fortune 1000 companies that it has traditionally served into medium-sized businesses and divisions of large corporations, as well as the small office/home office marketplace. As a result of improved delivery systems via the Acxiom Data Network(SM) ("ADN"), announced in February 1998, these markets are expected to become cost efficient for the Company to deliver portions of its products and services. The ADN will link the customer's data to the Company's enhancement database via the internet from the customer's desktop. It is anticipated that the ADN will expand the marketplace for the Company's data products to customers smaller than the Fortune 1000. The Company also believes that the ADN should dramatically cut costs in maintaining and updating data warehouses for current customers. In addition, the Company has developed relationships with third party database and decision support system providers to promote alternate channels of distribution for the Company's products and services.
     The Company believes that operating margins will continue to improve primarily as a result of implementing the ADN, leveraging the Company's data content resources, improving internal processes, and increasing the profitability of the Company's international operations.
     The Company currently expects its effective tax rate to be 37-39% for 1999. This estimate is based on current tax law and current estimates of earnings, and is subject to change.

(This page and the following thirteen (13) pages correspond to pages 24-37 of the Company's Annual Report.)

Consolidated Balance Sheets
March 31, 1998 and 1997

(Dollars in thousands)                                 1998              1997
                                                       ----              ----

Assets

  Current assets:
    Cash and cash equivalents                        $  5,675          $  2,721
    Trade accounts receivable, net                     86,360            70,636
    Refundable income taxes                                 -             1,809
    Other current assets (note 7)                      22,517            12,306
                                                      -------           -------
      Total current assets                            114,552            87,472
    Property and equipment, net of accumulated
      depreciation and amortization (notes 3 and 4)   130,554           116,171
    Software, net of accumulated amortization of
      $11,472 in 1998 and $11,330 in 1997 (note 2)     24,143            18,627
    Excess of cost over fair value of net assets
      acquired, net of accumulated amortization of
      $7,753 in 1998 and $4,924 in 1997 (note 13)      54,002            38,297
    Other assets                                       71,059            39,101
                                                      -------           -------
                                                     $394,310          $299,668
                                                      =======           =======
Liabilities and Stockholders' Equity
  Current liabilities:
    Current installments of long-term debt (note 4)     3,979             4,081
    Trade accounts payable                             18,448            15,323
    Accrued expenses:
      Payroll                                          14,950             7,519
      Other                                            17,492             8,667
    Deferred revenue                                   11,197             3,537
    Income taxes                                        2,234                 -
                                                      -------           -------
      Total current liabilities                        68,300            39,127
  Long-term debt, excluding current installments
    (note 4)                                           99,917            87,120
  Deferred income taxes (note 7)                       25,965            17,324
  Stockholders' equity (notes 4, 6, 7 and 13):
    Common stock                                        5,321             5,274
    Additional paid-in capital                         68,977            61,322
    Retained earnings                                 127,335            91,738
    Foreign currency translation adjustment               676               278
    Treasury stock, at cost                            (2,181)           (2,515)
                                                      -------           -------
      Total stockholders' equity                      200,128           156,097
  Commitments and contingencies (notes 4, 5, 8, 9
    and 12)
                                                      -------           -------
                                                     $394,310          $299,668
                                                      =======           =======
See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
Years ended March 31, 1998, 1997 and 1996

(Dollars in thousands, except per share
amounts)                                           1998       1997       1996
                                                  -------    -------    -------
Revenue (note 10)                                $465,065   $402,016   $269,902
Operating costs and expenses (notes 2, 5, 8
  and 9):
  Salaries and benefits                           173,925    145,038     98,075
  Computer, communications and other equipment     60,858     58,552     40,972
  Data costs                                       86,483     76,282     63,442
  Other operating costs and expenses               84,354     72,817     36,696
                                                  -------    -------    -------
    Total operating costs and expenses            405,620    352,689    239,185
                                                  -------    -------    -------
      Income from operations                       59,445     49,327     30,717
                                                  -------    -------    -------
Other income (expense):
  Interest expense                                 (5,956)    (3,903)    (1,863)
  Other, net (note 14)                              3,014     (1,386)       542
                                                  -------    -------    -------
                                                   (2,942)    (5,289)    (1,321)
                                                  -------    -------    -------
Earnings before income taxes                       56,503     44,038     29,396
Income taxes (note 7)                              20,906     16,526     11,173
                                                  -------    -------    -------
  Net earnings                                   $ 35,597   $ 27,512   $ 18,223
                                                  =======    =======    =======
Earnings per share:
  Basic                                              $.68       $.54       $.39
                                                  =======    =======    =======
  Diluted                                            $.60       $.47       $.35
                                                  =======    =======    =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years ended March 31, 1998, 1997 and 1996


                                                            Common stock
                                                    ----------------------------
                                                     Number of
(Dollars in thousands)                                shares            Amount
                                                    ----------          ------
Balances at March 31, 1995                          46,152,582          $4,615
  DataQuick merger (note 13)                         1,969,678             197
  Retirement of DataQuick common stock prior to
    merger                                                   -               -
  Sale of DataQuick common stock prior to merger             -               -
  DataQuick dividends prior to merger                        -               -
  Sale of common stock                                 562,794              56
  Tax benefit of stock options exercised (note 7)            -               -
  Employee stock awards and shares issued to
    employee benefit plans, net of treasury shares
    repurchased                                         13,356               2
  Translation adjustment                                     -               -
  Net earnings                                               -               -
                                                    ----------          ------
Balances at March 31, 1996                          48,698,410           4,870
  Pro CD merger (note 13)                            3,313,324             331
  Sale of common stock                                 724,164              73
  Tax benefit of stock options exercised (note 7)            -               -
  Employee stock awards and shares issued to
    employee benefit plans, net of treasury shares
    repurchased                                              -               -
  Translation adjustment                                     -               -
  Net earnings                                               -               -
                                                     ----------         ------
Balances at March 31, 1997                           52,735,898          5,274
  Sale of common stock                                  411,411             41
  Tax benefit of stock options exercised (note 7)             -              -
  Employee stock awards and shares issued to
    employee benefit plans, net of treasury shares
    repurchased                                          57,529              6
  Translation adjustment                                      -              -
  Net earnings                                                -              -
                                                     ----------         ------
Balances at March 31, 1998                           53,204,838         $5,321
                                                     ----------         ------
See accompanying notes to consolidated financial statements.

Years ended March 31, 1998, 1997 and 1996

                            Foreign         Treasury stock
 Additional                 currency    -----------------------      Total
  paid-in      Retained    translation  Number of                 stockholders'
  capital      earnings    adjustment     shares        Amount   equity (note 6)
   ------       -------      -----      ---------       -----        -------

  $44,186      $ 50,776       $  7     (1,311,570)    $(2,407)      $ 97,177
    5,113           447          -              -           -          5,757
   (1,010)            -          -              -           -         (1,010)
      190             -          -              -           -            190
        -          (468)         -              -           -           (468)
    2,063             -          -              -           -          2,119
      656             -          -              -           -            656


      881             -          -         69,328          84            967
        -             -       (870)             -           -           (870)
        -        18,223          -              -           -         18,223
   ------       -------      -----      ---------       -----        -------
   52,079        68,978       (863)    (1,242,242)     (2,323)       122,741
    2,647        (4,752)         -              -           -         (1,774)
    3,553             -          -              -           -          3,626
    1,684             -          -              -           -          1,684


    1,359             -          -        145,912        (192)         1,167
        -             -      1,141              -           -          1,141
        -        27,512         -               -           -         27,512
   ------       -------      -----      ---------       -----        -------
   61,322        91,738        278     (1,096,330)     (2,515)       156,097
    3,640             -          -              -           -          3,681
    1,467             -          -              -           -          1,467


    2,548             -          -        259,410         334          2,888
        -             -        398              -           -            398
        -        35,597          -              -           -         35,597
   ------       -------      -----      ---------       -----        -------
  $68,977      $127,335       $676       (836,920)    $(2,181)      $200,128
   ======       =======      =====      =========       =====        =======

Consolidated Statements of Cash Flows
Years ended March 31, 1998, 1997 and 1996

(Dollars in thousands)                            1998        1997        1996
                                                  ----        ----        ----

Cash flows from operating activities:
Net earnings                                    $35,597     $27,512     $18,223
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                40,746      33,244      21,602
    Loss (gain) on disposal or impairment of
      assets                                       (960)      2,412          49
    Provision for returns and doubtful accounts   3,090       5,530         149
    Deferred income taxes                         8,917       5,776       3,434
    Tax benefit of stock options exercised        1,467       1,684         656
  Changes in operating assets and liabilities:
    Accounts receivable                         (17,090)    (21,972)     (4,092)
    Other assets                                (29,029)    (14,669)     (5,173)
    Accounts payable and other liabilities       21,455      (4,432)      4,459
                                                 ------      ------      ------
      Net cash provided by operating activities  64,193      35,085      39,307
                                                 ------      ------      ------
Cash flows from investing activities:
  Disposition of assets                          15,310       2,385         402
  Cash received in merger                             -          21       1,624
  Development of software                       (13,319)     (6,725)     (3,944)
  Capital expenditures                          (55,834)    (59,784)    (39,021)
  Investments in joint ventures                  (6,072)          -           -
  Net cash paid in acquisitions (note 13)       (18,791)          -      (5,914)
                                                 ------      ------      ------
    Net cash used in investing activities       (78,706)    (64,103)    (46,853)
                                                 ------      ------      ------
Cash flows from financing activities:
  Proceeds from debt                             14,991      39,459      11,995
  Payments of debt                               (4,095)    (15,982)     (4,897)
  Sale of common stock                            6,569       4,793       2,309
  DataQuick pre-merger retirement of common
    stock                                             -           -      (1,010)
  DataQuick pre-merger dividends                      -           -        (468)
                                                 ------      ------      ------
    Net cash provided by financing activities    17,465      28,270       7,929
                                                 ------      ------      ------
Effect of exchange rate changes on cash               2           -         (63)
                                                 ------      ------      ------
Net increase (decrease) in cash and cash
  equivalents                                     2,954        (748)        320
Cash and cash equivalents at beginning of year    2,721       3,469       3,149
                                                 ------      ------      ------
Cash and cash equivalents at end of year        $ 5,675     $ 2,721     $ 3,469
                                                 ======      ======      ======
Supplemental cash flow information:
  Convertible debt issued in acquisition
    (note 13)                                   $     -     $25,000     $     -
  Cash paid during the year for:
    Interest                                      5,232       3,210       2,214
    Income taxes                                  6,477       9,360       8,660
                                                 ======      ======      ======

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
March 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

(a) Nature of Operations
The Company provides information management technology and other related services, primarily for marketing applications. Operating units of the Company provide list services, data warehouse services, data and information products, fulfillment services, computerized list, postal and database services, and outsourcing and facilities management services primarily in the United States (U.S.) and United Kingdom (U.K.), along with limited activities in Canada, Netherlands and Asia.

(b) Consolidation Policy
The consolidated financial statements include the accounts of Acxiom Corporation and its subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method.

(c) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(d) Accounts Receivable
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. All of the Company's receivables are from a large number of customers. Accordingly, the Company's credit risk is affected by general economic conditions. Although the Company has several large individual customers, concentrations of credit risk are limited because of the diversity of the Company's customers.
     Trade accounts receivable are presented net of allowances for doubtful accounts and credits of $3.3 million and $4.3 million in 1998 and 1997, respectively.

(e) Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 5-30 years; office furniture and equipment, 3-10 years; and data processing equipment, 2-10 years.
     Property held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included with long-term debt. Property and equipment taken out of service and held for sale is recorded at net realizable value and depreciation is ceased.

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

(g) Excess of Cost Over Fair Value of Net Assets Acquired
The excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions ("goodwill") is being amortized on a straight-line basis over 15 to 25 years from acquisition dates. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from the projected, undiscounted net cash flows of the related business unit. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(h) Revenue Recognition
Revenues from the production and delivery of direct marketing lists and enhancement data are recognized when shipped. Revenues from data warehouses and outsourcing and facilities management services are recognized when the services are performed. Costs incurred in connection with the conversion phase of outsourcing and facilities management contracts are deferred and amortized over the life of the contract. Revenues from software licenses are recognized primarily when the software is installed or when the Company fulfills its obligations under the sales contract.

The Company recognizes revenue from long-term contracts using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Billed but unearned portions of revenues are reported as deferred revenues.
     Included in other assets are unamortized conversion costs in the amount of $25.0 million and $18.1 million as of March 31, 1998 and 1997, respectively. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $20.3 million and $9.6 million as of March 31, 1998 and 1997, respectively. The current portion of such receivables is included in other current assets in the amount of $9.5 million and $2.9 million as of March 31, 1998 and 1997, respectively.

(i) Income Taxes
The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company's foreign subsidiaries file separate income tax returns in the countries in which their operations are based.
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Foreign Currency Translation
The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange, and the statements of earnings are translated at the weighted average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity.

(k) Earnings Per Share
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" during the year ended March 31, 1998. Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share amounts):

                                            1998         1997         1996
                                            ----         ----         ----
Basic earnings per share:
  Numerator (net earnings)                $35,597      $27,512      $18,223
                                           ======       ======       ======
  Denominator (weighted average
    shares outstanding)                    52,044       51,172       47,057
                                           ======       ======       ======
  Earnings per share                         $.68         $.54         $.39
                                           ======       ======       ======
Diluted earnings per share:
  Numerator:
    Net earnings                          $35,597      $27,512      $18,223
    Interest expense on convertible
      debt (net of tax effect)                445          445            -
                                           ------       ------       ------
                                          $36,042      $27,957      $18,223
                                           ======       ======       ======
Denominator:
  Weighted average shares outstanding      52,044       51,172       47,057
  Effect of common stock options            2,628        2,967        2,726
  Effect of common stock warrant            3,015        3,004        2,295
  Convertible debt                          2,000        2,000            -
                                           ------       ------       ------
                                           59,687       59,143       52,078
                                           ======       ======       ======
Earnings per share                           $.60         $.47         $.35
                                           ======       ======       ======

Options to purchase shares of common stock that were outstanding during 1998, 1997 and 1996 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.

                                     1998              1997             1996
                                     ----              ----             ----
Number of shares under option       252,536         1,485,569        1,798,828
Range of exercise prices         $26.06-$35.92    $18.61-$35.00    $12.25-$24.81

(l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m) Cash and Cash Equivalents
The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents.

(n) Reclassifications
To conform to the 1998 presentation, certain accounts for 1997 and 1996 have been reclassified. The reclassifications had no effect on net earnings.

(2) Software and Research and Development Costs
The Company recorded amortization expense related to internally developed computer software of $5.0 million, $5.4 million and $3.1 million in 1998, 1997 and 1996, respectively. Additionally, research and development costs of $10.0 million, $10.5 million and $6.4 million were charged to operations during 1998, 1997 and 1996, respectively.

(3) Property and Equipment
Property and equipment is summarized as follows (dollars in thousands):

                                                         1998           1997
                                                         ----           ----
Land                                                   $  2,309       $  2,238
Buildings and improvements                               57,747         56,825
Office furniture and equipment                           18,265         13,484
Data processing equipment                               156,149        126,739
                                                        -------        -------
                                                        234,470        199,286
Less accumulated depreciation and amortization          103,916         83,115
                                                        -------        -------
                                                       $130,554       $116,171
                                                        =======        =======
(4) Long-Term Debt
Long-term debt consists of the following (dollars in thousands):

                                                         1998           1997
                                                         ----           ----
Unsecured  revolving  credit  agreement                $ 36,445        $21,454
6.92% Senior notes due March 30, 2007, payable in
  annual installments of $4,286 commencing March
  30, 2001; interest is payable semi-annually            30,000         30,000
3.12% Convertible note, interest and principal
  due April 30, 1999; partially collateralized
  by letter of credit; convertible at maturity
  into two million shares of common stock (note 13)      25,000         25,000
9.75% Senior notes, due May 1, 2000, payable in
  annual installments of $2,143 each May 1;
  interest is payable semi-annually                       6,429          8,571
Other                                                     6,022          6,176
                                                        -------         ------
    Total long-term debt                                103,896         91,201
Less current installments                                 3,979          4,081
                                                        -------         ------
    Long-term debt, excluding current installments     $ 99,917        $87,120
                                                        =======         ======

The unsecured revolving credit agreement, which expires January 31, 2003 provides for revolving loans and letters of credit in amounts of up to $125 million. The terms of the credit agreement provide for interest at the prime rate (or, at other alternative market rates at the Company's option). At March 31, 1998, the effective rate was 7.175%. The agreement requires a commitment fee equal to 3/16 of 1% on the average unused portion of the loan. A letter of credit in the amount of $6.6 million is outstanding in connection with an acquisition (see note 13), leaving $118.4 million available for revolving loans. The Company also has another unsecured line of credit amounting to $1.5 million of which none was outstanding at March 31, 1998 or 1997. The other unsecured line expires July 30, 1998 and bears interest at the prime rate less 1/2 of 1%.
     Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels and working capital, debt-to-equity and debt service coverage ratios. At March 31, 1998, the Company was in compliance with all such financial requirements. The aggregate maturities of long-term debt for the five years ending March 31, 2003 are as follows: 1999, $4.0 million; 2000, $28.0 million; 2001, $7.1 million; 2002, $4.8 million; and
2003, $43.0 million.

(5) Leases
The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases for the five years ending March 31, 2003 are as follows: 1999, $4.6 million; 2000, $4.1 million; 2001,
$3.4 million; 2002, $1.9 million; and 2003, $1.8 million.
     Total rental expense on operating leases was $5.9 million, $6.7 million and $3.7 million for the years ended March 31, 1998, 1997 and 1996, respectively.

(6) Stockholders' Equity
The Company has authorized 200 million shares of $.10 par value common stock and 1 million shares of authorized but unissued $1.00 par value preferred stock. The Board of Directors of the Company may designate the relative rights and preferences  of  the  preferred  stock  when  and if  issued.  Such  rights  and preferences could include liquidation preferences, redemption rights, voting rights and dividends and the shares could be issued in multiple series with different rights and preferences. The Company currently has no plans for the issuance of any shares of preferred stock.
     In connection with its data center management agreement ("Agreement") entered into in August 1992 with Trans Union Corporation ("Trans Union"), the Company issued a warrant, which expires on August 31, 2000 and entitles Trans Union to acquire up to 4 million additional shares of newly-issued common stock. The exercise price for the warrant stock is $3.06 per share through August 31, 1998 and increases $.25 per share in each of the two years subsequent to August 31, 1998. Trans Union is precluded from exercising the warrant to the extent that the shares acquired thereunder would cause its percentage ownership of the Company's common stock acquired pursuant to the Agreement to exceed 10% of the Company's then issued and outstanding common stock. Based on shares outstanding at March 31, 1998, Trans Union would be entitled to purchase approximately 3.7 million total shares under the warrant.
     The Company has for its U.S. employees a Key Employee Stock Option Plan ("Plan") for which 15.2 million shares of the Company's common stock have been reserved. The Company has for its U.K. employees a U.K. Share Option Scheme ("Scheme") for which 1.6 million shares of the Company's common stock have been reserved. These plans provide that the option price, as determined by the Board of Directors, will be at least the fair market value at the time of the grant. The term of nonqualified options is also determined by the Board of Directors. Incentive options granted under the plans must be exercised within 10 years after the date of the option. At March 31, 1998, 2,161,461 shares and 824,163 shares are available for future grants under the Plan and the Scheme, respectively.
     Activity in stock options was as follows:

                                                       Weighted        Number
                                    Number of       average price     of shares
                                     shares           per share      exercisable
                                    ---------           -----         ---------
Outstanding at March 31, 1995       4,928,696          $ 4.68         1,715,966
  Granted                           1,560,556           19.12
  DataQuick acquisition (note 13)   1,616,740            2.93
  Exercised                          (371,046)           2.49
  Terminated                           (6,000)           1.42
                                    ---------           -----         ---------
Outstanding at March 31, 1996       7,728,946            7.88         3,467,728
  Granted                             454,251           25.02
  Pro CD acquisition (note 13)        294,132            1.76
  Exercised                          (662,117)           2.36
  Terminated                          (93,255)           7.29
                                    ---------           -----         ---------
Outstanding at March 31, 1997       7,721,957            9.34         3,652,744
  Granted                             579,336           16.48
  Exercised                          (412,951)           4.87
  Terminated                         (116,390)          13.61
                                    ---------           -----         ---------
Outstanding at March 31, 1998       7,771,952          $10.05         4,432,667
                                    =========           =====         =========

The per share weighted-average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $9.91, $8.61 and $4.14, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: Dividend yield of 0% for 1998, 1997 and 1996; risk-free interest rate of 6.79% in 1998, 6.71% in 1997 and 6.16% in 1996; expected option life of 10 years for 1998, 1997 and 1996; and expected volatility of 38.69% in 1998, 34.85% in 1997 and 28.53% in 1996.

     Following is a summary of stock options outstanding as of March 31, 1998:

                       Options outstanding             Options exercisable
               ------------------------------------  -----------------------
                             Weighted
                              average     Weighted                 Weighted
   Range of                  remaining     average                  average
   exercise      Options    contractual   exercise     Options     exercise
    prices     outstanding     life       per share  exercisable   per share
-------------   ---------   -----------     -----     ---------      -----
$ 1.38-$ 2.54   1,413,970    6.72 years    $ 2.13     1,270,298     $ 2.17
$ 2.56-$ 4.69   1,673,111    5.86 years    $ 3.78     1,146,878     $ 3.75
$ 5.38-$ 6.25   1,500,635    5.12 years    $ 6.11       891,683     $ 6.04
$ 7.43-$15.70   1,473,862    9.28 years    $13.20       779,027     $14.05
$15.75-$24.81   1,440,498    8.68 years    $22.22       318,186     $22.27
$25.34-$35.92     269,876   12.82 years    $31.00        26,595     $30.96
                ---------   -----------     -----     ---------      -----
                7,771,952    7.28 years    $10.05     4,432,667     $ 7.06
                =========   ===========     =====     =========      =====

The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock based compensation plans. Accordingly, no compensation cost has been recognized by the Company in the accompanying consolidated statements of earnings for any of the fixed stock options granted. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings would have been reduced to the following pro forma amounts for the years ended March 31 (dollars in thousands, except per share amounts):

                                                  1998        1997        1996
                                                  ----        ----        ----
Net earnings                  As reported       $35,597     $27,512     $18,223
                                Pro forma        31,707      26,953      18,041
Basic earnings per share      As reported           .68         .54         .39
                                Pro forma           .61         .53         .38
Diluted earnings per share    As reported           .60         .47         .35
                                Pro forma           .53         .46         .35

Pro forma net earnings reflect only options granted after fiscal 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 9 years and compensation cost for options granted prior to April 1, 1995 is not considered.
     The Company maintains an employee stock purchase plan which provides for the purchase of shares of common stock at 85% of the market price. There were 125,151, 110,332 and 190,470 shares purchased under the plans during the years ended March 31, 1998, 1997 and 1996, respectively.

(7) Income Taxes
Total income tax expense was allocated as follows (dollars in thousands):

                                                1998        1997        1996
                                                ----        ----        ----
Income from operations                        $20,906     $16,526     $11,173
Stockholders' equity, for compensation
  expense for tax purposes in excess of
  amounts recognized for financial
  reporting purposes                           (1,467)     (1,684)       (656)
                                               ------      ------      ------
                                              $19,439     $14,842     $10,517
                                               ======      ======      ======

Income tax expense attributable to earnings from operations consists of (dollars in thousands):

                                                1998        1997        1996
                                                ----        ----        ----
Current expense:
  Federal                                     $ 9,736     $ 9,884     $ 6,720
  Foreign                                       1,206          83           -
  State                                         1,047         783       1,019
                                               ------      ------      ------
                                               11,989      10,750       7,739
                                               ------      ------      ------
Deferred expense:
  Federal                                       7,169       3,898       2,706
  Foreign                                          23         687         161
  State                                         1,725       1,191         567
                                               ------      ------      ------
                                                8,917       5,776       3,434
                                               ------      ------      ------
    Total tax expense                         $20,906     $16,526     $11,173
                                               ======      ======      ======

The actual income tax expense attributable to earnings from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

                                                1998       1997         1996
                                                ----       ----         ----
Computed expected tax expense                 $19,776    $15,413      $10,289
Increase (reduction) in income taxes
  resulting from:
  State income taxes, net of Federal income
    tax benefit                                 1,802      1,283        1,031
  Research and experimentation credits           (715)      (683)        (800)
  Other                                            43        513          653
                                               ------     ------       ------
                                              $20,906    $16,526      $11,173
                                               ======     ======       ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1998 and 1997 are presented below (dollars in thousands).
                                                      1998           1997
                                                      ----           ----
Deferred tax assets:
  Accrued expenses not currently deductible
    for tax purposes                               $  1,616       $  1,407
  Investments, principally due to differences
    in basis for tax and financial reporting
    purposes                                            676            327
  Net operating loss carryforwards                        -          1,208
  Other                                                 417            903
  Valuation allowance                                     -         (1,208)
                                                     ------         ------
    Total deferred tax assets                         2,709          2,637
                                                     ------         ------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                      (6,536)        (6,390)
  Intangible assets, principally due to
    differences in amortization                      (2,029)          (482)
  Capitalized software and other costs
    expensed as incurred for tax purposes           (16,231)       (10,519)
  Installment sale gains for tax purposes            (1,843)          (259)
                                                     ------         ------
    Total deferred tax liabilities                  (26,639)       (17,650)
                                                     ------         ------
    Net deferred tax liability                     $(23,930)      $(15,013)
                                                     ======         ======

The valuation allowance for deferred tax assets as of March 31, 1997 was $1.2 million. The net change in the total valuation allowance for the years ended March 31, 1998 and 1997 was a decrease of $1.2 million and an increase of $880,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's history of substantial profitability and taxable income and its utilization of tax planning strategies, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of any valuation allowances. Included in other current assets are deferred tax assets of $2.0 million and $2.3 million at March 31, 1998 and 1997, respectively.

(8) Related Party Transactions
The Company leases certain equipment from a business partially owned by an officer. Rent expense under these leases was approximately $797,000 during the years ended March 31, 1998 and 1997, respectively, and $371,000 during the year ended March 31, 1996. Under the terms of the lease in effect at March 31, 1998 the Company will make monthly lease payments of $66,000 through December, 2001. The Company has agreed to pay the difference, if any, between the sales price of the equipment and 70 percent of the lessor's related loan balance (approximately $5.4 million at March 31, 1998) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial five year term and the lessor sells the equipment as a result thereof.

(9) Retirement Plans
The Company has a retirement savings plan which covers substantially all domestic employees. The Company also offers a supplemental non-qualified deferred compensation plan for certain management employees. The Company matches 50% of the employee's salary deferred contributions under both plans up to 6% annually and may contribute additional amounts to the plans from the Company's earnings at the discretion of the Board of Directors. Company contributions amounted to approximately $1.9 million, $1.5 million and $.8 million in 1998, 1997 and 1996, respectively.

(10) Major Customers
In 1998, 1997 and 1996, the Company had two major customers who accounted for more than 10% of revenue. Allstate Insurance Company accounted for revenue of $74.7 million (16.1%), $67.7 million (16.8%), and $55.8 million (20.7%) in 1998,
1997 and 1996, respectively, and Trans Union accounted for revenue of $54.9 million (11.8%), $56.6 million (14.1%) and $42.0 million (15.5%) in 1998, 1997 and 1996, respectively.

(11) Foreign Operations
The following table shows financial information by geographic area for the years 1998, 1997 and 1996 (dollars in thousands).
                                              United     United    Consolidated
                                              States     Kingdom
1998:
  Revenue                                    $430,419    $34,646     $465,065
  Earnings before income taxes                 54,061      2,442       56,503
  Net earnings                                 34,059      1,538       35,597
  Total assets                                364,854     29,456      394,310
  Total tangible assets                       318,560     21,748      340,308
  Total liabilities                           182,667     11,515      194,182
  Total equity                                182,187     17,941      200,128
                                              =======     ======      =======
1997:
  Revenue                                    $373,596    $28,420     $402,016
  Earnings before income taxes                 42,365      1,673       44,038
  Net earnings                                 26,466      1,046       27,512
  Total assets                                276,832     22,836      299,668
  Total tangible assets                       246,262     15,109      261,371
  Total liabilities                           135,039      8,532      143,571
  Total equity                                141,793     14,304      156,097
                                              =======     ======      =======
1996:
  Revenue                                    $252,190    $17,712     $269,902
  Earnings(loss) before income taxes           29,634       (238)      29,396
  Net earnings                                 18,622       (399)      18,223
  Total assets                                176,321     17,728      194,049
  Total tangible assets                       169,971     10,096      180,067
  Total liabilities                            65,172      6,136       71,308
  Total equity                                111,149     11,592      122,741
                                              =======     ======      =======

(12) Contingencies
The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

(13) Acquisitions
On August 25, 1995, the Company acquired all of the outstanding capital stock of DataQuick Information Systems (formerly an "S" Corporation) and DQ Investment Corporation (collectively, "DataQuick"). The Company exchanged 1,969,678 shares of its common stock for all of the outstanding shares of capital stock of DataQuick. Additionally, the Company assumed all of the currently outstanding options granted under DataQuick's stock option plans, with the result that 1,616,740 shares of the Company's common stock became subject to issuance upon exercise of such options (see note 6). The acquisition was accounted for as a pooling-of-interests.
     DataQuick, headquartered in San Diego, California, provides real property information to support a broad range of applications including marketing, appraisal, real estate, banking, mortgage and insurance. This information is distributed on-line and via CD-ROM, list services, and microfiche.

     The stockholders' equity and operations of DataQuick were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of April 1, 1995, without restating prior years' financial statements to reflect the pooling-of-interests combination. DataQuick's net assets as of April 1, 1995 totaled $5.8 million. The statements of earnings for the years ended March 31, 1998, 1997 and 1996 include the results of DataQuick for the entire periods presented. Included in the statement of earnings for 1996 are revenues of $8.0 million and earnings before income taxes of $79,000 for DataQuick for the period from April 1, 1995 to August 25, 1995.
     On April 9, 1996, the Company issued 3,313,324 shares of its common stock for all of the outstanding common stock and common stock options of Pro CD, Inc., ("Pro CD"). Headquartered in Danvers, Massachusetts, Pro CD is a publisher of reference software on CD-ROM. The business combination was accounted for as a pooling-of-interests. The stockholders' equity and operations of Pro CD were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of April 1, 1996, without restating prior years' financial statements to reflect the pooling-of-interests. At April 1, 1996 Pro CD's liabilities exceeded its assets by $1.8 million.
     Also in April, 1996, the Company acquired the assets of Direct Media/DMI, Inc. ("DMI") for $25 million and the assumption of certain liabilities of DMI. The $25 million purchase price is payable in three years, is partially collateralized by a letter of credit (see note 4), and may, at DMI's option, be paid in two million shares of Acxiom common stock in lieu of cash plus accrued interest. Headquartered in Greenwich, Connecticut, DMI provides list brokerage, management and consulting services to business-to-business and consumer list owners and mailers. At April 1, 1996 the liabilities assumed by the Company exceeded the fair value of the net assets acquired from DMI by approximately $1.0 million. The resulting excess of purchase price over fair value of net assets acquired is being amortized over its estimated economic life of 20 years. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of DMI are included in the consolidated results of operations from the date of its acquisition.
     The purchase price for DMI has been allocated as follows (dollars in thousands):

Trade accounts receivable                                       $ 7,558
Property and equipment                                            2,010
Software                                                          3,500
Excess of cost over fair value of net assets acquired            25,993
Other assets 840
Short-term note payable to bank                                 (11,594)
Accounts payable and other liabilities                           (3,020)
Long-term debt                                                     (287)
                                                                 ------
                                                                $25,000
                                                                 ======

Effective October 1, 1997, the Company acquired 100% ownership of MultiNational Concepts, Ltd. ("MultiNational") and Catalog Marketing Services, Inc. (d/b/a Shop the World by Mail), entities under common control (collectively "STW"). Total consideration was $4.6 million (net of cash acquired) and other cash consideration based on the future performance of STW. MultiNational, headquartered in Hoboken, New Jersey, is an international mailing list and database maintenance provider for consumer catalogers interested in developing foreign markets. Shop the World by Mail, headquartered in Sarasota, Florida, provides cooperative customer acquisition programs, and also produces an international catalog of catalogs whereby end-customers in over 60 countries can order catalogs from around the world.
     Also effective October 1, 1997, the Company acquired Buckley Dement, L.P. and its affiliated company, KM Lists, Incorporated (collectively "Buckley Dement"). Buckley Dement, headquartered in Skokie, Illinois, provides list brokerage, list management, promotional mailing and fulfillment, and merchandise order processing to pharmaceutical, health care, and other commercial customers. Total consideration was $14.2 million (net of cash acquired) and other cash consideration based on the future performance of Buckley Dement.

     Both the Buckley Dement and STW acquisitions are accounted for as purchases and their operating results are included with the Company's results beginning October 1, 199ZThe purchase price for the two acquisitions exceeded the fair value of net assets acquired by $12.6 million and $5.2 million for Buckley Dement and STW, respectively. The resulting excess of cost over net assets acquired is being amortized over its estimated economic life of 20 years. The pro forma combined results of operations, assuming the acquisitions occurred at the beginning of the fiscal year, are not materially different than the historical results of operations reported.

(14) Dispositions
Effective August 22, 1997, the Company sold certain assets of its Pro CD subsidiary to a wholly-owned subsidiary of American Business Information, Inc. ("ABI"). ABI acquired the retail and direct marketing operations of Pro CD, along with compiled telephone book data for aggregate cash proceeds of $18.0 million, which included consideration for a compiled telephone book data license. The Company also entered into a data license agreement with ABI under which the Company will pay ABI $8.0 million over a two-year period, and a technology and data license agreement under which ABI will pay the Company $8.0 million over a two-year period. In conjunction with the sale to ABI, the Company also recorded certain valuation and contingency reserves. Included in other income is the gain on disposal related to this transaction of $855,000.

(15) Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
     Cash and cash equivalents, trade receivables, short-term borrowings, and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.
     Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 1998 the estimated fair value of long-term debt approximates its carrying value.

(16) Selected Quarterly Financial
The table below sets forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

                          1st quarter  2nd quarter   3rd quarter   4th quarter
1998:
  Revenue                         $100,327    $109,966    $120,692    $134,080
  Income from operations             9,634      13,508      18,688      17,615
  Net earnings                       5,313       8,365      11,206      10,713
  Basic earnings per share             .11         .16         .21         .20
  Diluted earnings per share           .09         .14         .19         .18

1997:
  Revenue                         $ 93,953    $ 97,547    $104,534    $105,982
  Income from operations             8,618      11,754      15,238      13,717
  Net earnings                       4,245       6,263       8,863       8,141
  Basic earnings per share             .09         .12         .17         .16
  Diluted earnings per share           .07         .11         .15         .14

(This page corresponds with page 40 of the Company's Annual Report.)

Market Information

Per share data is restated to reflect a stock split during fiscal 1997.

Stock Prices
The Company's Common Stock is traded on the national Market System of Nasdaq under the symbol "ACXM." The following table sets forth for the periods indicated the high and low closing sale prices of the Common Stock.

Fiscal 1998                     High           Low
  Fourth Quarter              $25 3/4        $18 3/4
  Third Quarter                19 1/4         14 1/8
  Second Quarter               21 1/8         17 1/8
  First Quarter                20 5/8         11 1/8

Fiscal 1997                     High           Low
  Fourth Quarter              $24            $14 3/8
  Third Quarter                25             18 5/8
  Second Quarter               20 5/8         15 7/8
  First Quarter                17 7/8         11 15/16

During the period beginning April 1, 1998, and ending May 13, 1998, the high closing sales price per share for the Company's Common Stock as reported by Nasdaq was $255/8 and the low closing sales price per share was $221/2.
On May 13, 1998, the closing price per share was $243/8.

Shareholders of Record
The approximate number of shareholders of record of the Company's Common Stock as of May 13, 1998, was 1,617.

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

Acxiom/Direct Media, Inc.           Arkansas          Acxiom/Direct Media, Inc.

Acxiom Great Lakes Data Center,
  Inc.                              Arkansas          Acxiom Great Lakes Data
                                                        Center, Inc.

Acxiom Leasing Corporation          Arkansas          Acxiom Leasing Corporation

Acxiom RM-Tools, Inc.               Arkansas          Acxiom RM-Tools, Inc.

Acxiom RTC, Inc.                    Delaware          Acxiom RTC, Inc.

Acxiom SDC, Inc.                    Arkansas          Buckley Dement, an Acxiom
                                                        Company

Acxiom Transportation Services,
  Inc.                              Arkansas          ATS; Conway Aviation, Inc.

BSA, Inc.                          New Jersey         MultiNational Concepts,
                                                        Ltd;
                                                      KM Lists Incorporated

Catalog Marketing Services, Inc.    Florida           Shop the World by Mail

DQ Investment Corporation*         California         AccuDat

DataQuick Information Systems      California         Acxiom/DataQuick Products
                                                        Group

Modern Mailers, Inc.*               Delaware          Acxiom Mailing Services

Pro CD, Inc.                        Delaware          Data By Acxiom

                           INTERNATIONAL SUBSIDIARIES

         Name                    Incorporated In         Doing Business As

Acxiom Limited                   United Kingdom       Acxiom Limited

Generator Datamarketing
  Limited                        United Kingdom       Generator Datamarketing
                                                        Limited

Marketlead Services, Ltd.        United Kingdom       N/A
  (Agency company of Acxiom
  Limited)

Southwark Computer Services,
  Ltd. (Agency company of        United Kingdom       N/A
  Acxiom Limited)

Normadress                           France           Normadress

* Inactive

EXHIBIT 23

The Board of Directors
Acxiom Corporation

We consent to incorporation by reference in the registration statements (No. 33-17115, No. 33-37609, No. 33-37610, No. 33-42351, No. 33-72310, No. 33-72312,
No. 33-63423 and No. 333-03391 on Form S-8) of Acxiom Corporation of our report dated May 8, 1998, relating to the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998 which is incorporated by reference in the March 31, 1998 annual report on Form 10-K of Acxiom Corporation. We also consent to incorporation by reference in the above-mentioned registration statements of our report dated May 8, 1998 relating to the consolidated financial statement schedule, which report appears in the March 31, 1998 annual report on Form 10-K of Acxiom Corporation.

/s/  KPMG Peat Marwick LLP

Little Rock, Arkansas
June 19, 1998

EXHIBIT 24

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as the principal accounting officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Robert S. Bloom
----------------------------------
Robert S. Bloom

Date:  June 2, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for her and in her name, place and stead, in her capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set her hand this date.

Signature:


/s/ Ann H. Die
----------------------------------
Dr. Ann H. Die

Date:  May 20, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ William Dillard II
----------------------------------
William T. Dillard II

Date:  May 18, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Harry C. Gambill
----------------------------------
Harry C. Gambill

Date:  May 20, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal financial officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Rodger S. Kline
----------------------------------
Rodger S. Kline

Date:  May 20, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and principal executive officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Charles D. Morgan
----------------------------------
Charles D. Morgan

Date:  May 20, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Robert A. Pritzker
----------------------------------
Robert A. Pritzker

Date:  June 5, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agent, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ Walter V. Smiley
----------------------------------
Walter V. Smiley

Date:  May 20, 1998

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and officer of Acxiom Corporation, a Delaware corporation (the "Company"), does hereby constitute and appoint Catherine L. Hughes and/or Robert S. Bloom as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in his capacity as a director and officer of the Company, to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, together with any amendments thereto, and to file the same, together with any exhibits and all other documents related thereto, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, full power and authority to do and perform each and any act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, duly ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue of the power herein granted.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand this date.

Signature:


/s/ James T. Womble
----------------------------------
James T. Womble

Date:  May 20, 1998