Form 10-K/A
period 1998-03-31
ACXIOM CORP
filed 1998-07-29
CIK 733269

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 1)

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

     P.O. BOX 2000, 301 INDUSTRIAL BOULEVARD, CONWAY, ARKANSAS 72033-2000
               (Address of principal executive offices         (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No___

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

      This Amendment No. 1 amends and supplements the Annual Report for the fiscal year ended March 31, 1998 on Form 10-K, filed with the Securities and Exchange Commission (the "Commission") on June 23, 1998 (the "Form 10-K"), of Acxiom Corporation, a Delaware corporation (the "Company"). Capitalized terms used herein shall have the definitions set forth in the Form 10-K unless otherwise provided herein.

      Part III of the Form 10-K is hereby amended and supplemented by deleting it in its entirety and replacing it with the following:

                                  PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

            The following table provides information as of March 31, 1998 with respect to each of the Company's directors, director nominees, and executive officers.

                      DIRECTORS AND DIRECTOR NOMINEES


                                                                     Served as
                                                                    Officer or
                                                                    Director of
                                                                    the Company
        Name            Age                Position                    since

   NOMINEES FOR TERMS EXPIRING AT THE 2001 ANNUAL MEETING OF SHAREHOLDERS

Rodger S. Kline...... 55      Director, Operations Leader                1975
Robert A. Pritzker... 71      Director                                   1994
James T. Womble...... 55      Director, Division Leader                  1975

            TERMS EXPIRING AT THE 2000 ANNUAL MEETING OF SHAREHOLDERS

Dr. Ann H. Die....... 53      Director                                   1993
Charles D. Morgan.... 55      Chairman of the Board and Company          1975
                              Leader

            TERMS EXPIRING AT THE 1999 ANNUAL MEETING OF SHAREHOLDERS

William T. Dillard II 53      Director                                   1988
Harry C. Gambill..... 52      Director                                   1993
Walter V. Smiley .... 60      Director                                   1983

                          OTHER EXECUTIVE OFFICERS

C. Alex Dietz........ 55      Division Leader                            1979
Paul L. Zaffaroni.... 51      Division Leader                            1990
Jerry C. D. Ellis.... 48      Division Leader                            1991
Robert S. Bloom...... 42      Financial Leader                           1992

            Rodger S. Kline, 55, joined the Company in 1973. He has been a director since 1975, and serves as the Company's Treasurer and Chief Operating Officer (Operations Leader). Prior to joining the Company, Mr. Kline was employed by IBM Corporation. Mr. Kline holds an electrical engineering degree from the University of Arkansas.

            Robert A. Pritzker, 71, was appointed to fill a newly created position on the Board of Directors in 1994 and was elected as a director in 1996. Since before 1992, Mr. Pritzker has been a director and the Chairman of Trans Union Corporation, a company engaged in the business of providing consumer credit reporting services ("TransUnion"), a director and the President of each of Union Tank Car Company, a company principally engaged in the leasing of railway tank cars and other railcars, and Marmon Holdings, Inc., a holding company of diversified manufacturing and services businesses. Mr. Pritzker is also a director of Hyatt Corporation, a company which owns and operates domestic and international hotels, and a director of Southern Peru Copper Corporation, a company which mines, smelts, refines and markets copper. Mr. Pritzker holds an industrial engineering degree from the Illinois Institute of Technology. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions."

            James T. Womble, 55, joined the Company in 1974. He has been a director since 1975, and serves as one of the Company's four division leaders. Prior to joining the Company, Mr. Womble was employed by IBM Corporation. Mr. Womble holds a degree in civil engineering from the University of Arkansas.

            Dr. Ann H. Die, 53, was elected as a director in 1993. She has served as President of Hendrix College in Conway, Arkansas since 1992. She is a member of the Board of Directors of the National Merit Scholarship Corporation, the Pritzker Foundation for Independent Higher Education, and the American Council on Education. She is Past Chair of the Board of Directors of the National Association of Independent Colleges and Universities. Prior to coming to Hendrix, she served as Dean of the H. Sophie Newcomb Memorial College and Associate Provost at Tulane University. Dr. Die graduated summa cum laude from Lamar University, earned a master's degree from the University of Houston and a Ph.D. in Counseling Psychology from Texas A&M University.

            Charles D. Morgan, 55, joined the Company in 1972. He has been Chairman of the Board of Directors since 1975, and serves as Company Leader. He was employed by IBM Corporation prior to joining the Company. Mr. Morgan is also a director of Fairfield Communities, Inc. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

            William T. Dillard II, 53, was elected as a director in 1988. He has served since 1968 as a member of the Board of Directors and since 1977 as President and Chief Operating Officer of Dillard's, Inc. of Little Rock, Arkansas, a regional chain of traditional department stores with 270 retail outlets in 27 states in the Southeast, Southwest and Midwest areas of the United States. In addition to Dillard's, Inc., Mr. Dillard is also a director of Barnes & Noble, Inc. and Simon Debartolo Group, Inc. He holds a master's degree in business administration from Harvard University and a bachelor's degree in the same field from the University of Arkansas.

            Harry C. Gambill, 52, was appointed to fill a vacancy on the Board of Directors in 1992 and was elected as a director in 1993. He is a director and has held the positions of Chief Executive Officer and President of Trans Union since April 1992. Mr. Gambill joined Trans Union in 1985 as Vice President/General Manager of the Chicago Division. In 1987 he was named Central Region Vice President. In 1990, he was named President of Transaction, and assumed the added title of President of TransMark in 1991. Mr. Gambill is also a director of Associated Credit Bureaus and the International Credit Association. He holds degrees in business administration and economics from Arkansas State University. See "Security Ownership of "Certain Owners and Management" and Certain Transactions."

            Walter V. Smiley, 60, was elected as a director in 1983. He served from 1968 until 1989 as Chairman of the Board of Directors and from 1968 until 1985 as Chief Executive Officer of Systematics, Inc., the predecessor of ALLTEL Information Services, Inc., an Arkansas based company which provides data processing services to financial institutions throughout the United States and abroad. Mr. Smiley currently owns and is President of Smiley Investment Corporation, a consulting and venture capital firm. Mr. Smiley is also a director of Southern Development Banc Corp. and Computer Language Research. He holds a master's degree in business administration and a bachelor's degree in industrial management from the University of Arkansas. Mr. Smiley resigned as a Director of the Company effective as of June 1, 1998; Mr. Smiley has not yet been replaced.

            C. Alex Dietz, 55, joined the Company in 1970 and served as a vice president until 1975. Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to the Company in 1979, Mr. Dietz served as senior level officer of the Company and is presently one of the Company's four division leaders. Mr. Dietz holds a degree in electrical engineering from Tulane University.

            Paul L. Zaffaroni, 51, joined the Company in 1990. He serves as one of the Company's four division leaders. Prior to joining the Company, he was employed by IBM Corporation for 21 years, most recently serving as regional sales manager. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

            Jerry C. D. Ellis, 48, joined the Company in 1991 as managing director of the Company's U.K. operations. He serves as one of the Company's four division leaders. Prior to 1991, Mr. Ellis was employed for 22 years with IBM Corporation, serving most recently as assistant to the CEO of IBM's U.K. operations. Prior to that, Mr. Ellis served as branch manager of the IBM U.K. Public Sector division.

            Robert S. Bloom, 42, joined the Company in 1992 as chief financial officer. Prior to joining the Company, he was employed for six years with Wilson Sporting Goods Co. as chief financial officer of its international division. Prior to his employment with Wilson, Mr. Bloom was employed by Arthur Andersen & Co. for nine years, serving most recently as manager. Mr. Bloom, a Certified Public Accountant, holds a degree in accounting from the University of Illinois.

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

            The Board of Directors holds quarterly meetings to review significant developments affecting the Company and to act on matters requiring approval of the Board of Directors. The Board of Directors currently has three standing committees to assist it in the discharge of its responsibilities: an Audit Committee, a Compensation Committee and an Executive Committee. The Audit Committee, composed of outside directors Dr. Ann H. Die, William T. Dillard II, Harry C. Gambill, Robert A. Pritzker and Walter V. Smiley, reviews the reports of the auditors and has the authority to investigate the financial and business affairs of the Company. Messrs. Dillard and Smiley also serve on the Compensation Committee, which administers certain of the Company's employee benefit plans and approves the compensation paid to the Company's senior leaders. The Executive Committee is responsible for implementing the policy decisions of the Board. Current members of the Executive Committee are Messrs. Kline, Morgan and Womble.

            During the past fiscal year, the Board of Directors met four times, the Audit Committee met one time and the Compensation Committee met two times. Action pursuant to unanimous written consent in lieu of a meeting was taken one time by the Board of Directors, two times by the Compensation Committee and eleven times by the Executive Committee. All of the incumbent directors attended at least three-fourths of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year except for Mr. Gambill.

            Walter V. Smiley, who served on the Audit Committee and the Compensation Committee for the fiscal year ended March 31, 1998 resigned as a director of the Company effective as of June 1, 1998, Mr. Smiley has not yet been replaced.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Such persons are required by Commission rules and regulations to furnish the Company with copies of all Section 16(a) forms they file.

            Additionally, Commission rules and regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other forms were required for those persons during and with respect to the fiscal year ended March 31, 1998, the Company believes that during the past fiscal year, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) beneficial owners were met.

ITEM 11.    EXECUTIVE COMPENSATION

            Cash and Other Compensation. The following table sets forth, for the fiscal years indicated, the cash and other compensation provided by the Company and its subsidiaries to the Company Leader and each of the four most highly compensated members of the Company's leadership team (the "named individuals") in all capacities in which they served.

                         SUMMARY COMPENSATION TABLE

                                                              LONG TERM
                             ANNUAL COMPENSATION         COMPENSATION AWARDS
Name and                             Other Annual                   All Other
Principal                    Salary  Compensation     Options/     Compensation
Position               Year   ($)       ($)(1)         SARs(#)        ($)(2)

Charles D. Morgan,     1998  375,000    267,857           0           14,813
 Chairman of the       1997  325,000     63,476         33,545         8,239
 Board and Company     1996  304,167     84,021        101,163         7,327
 Leader

Rodger S. Kline        1998  250,000    178,571           0            9,869
  Operations Leader    1997  213,000     41,601         21,985         2,817
                       1996  196,833     54,221         66,301         4,801

James T. Womble        1998  202,000    126,250           0            7,829
  Division Leader      1997  183,500     35,340         18,900         5,329
                       1996  172,833     47,808         57,118         4,698

Paul L. Zaffaroni      1998  193,000    120,625           0            7,564
  Division Leader      1997  172,300     33,652         17,784         2,563
                       1996  161,633     36,772         53,632         3,822

C. Alex Dietz          1998  191,000    119,375           0            7,328
  Division Leader      1997  168,300     32,871         17,371         4,986
                       1996  158,467     43,831         52,387         4,562

--------------------------

(1) This amount represents the named individuals' at-risk pay for each fiscal year. See discussion of At-Risk Base Pay below under "Report of Compensation Committee."

(2) This amount represents the Company's contribution on behalf of each named executive officer to the Company's 401(k) and SERP Plans.

            Stock Option Exercises and Holdings. The following table sets forth information concerning stock options exercised during the last fiscal year and stock options held as of the end of the last fiscal year by the named individuals.

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FY-END OPTION/SAR VALUES


                                     NUMBER OF SECURITIES
                                          UNDERLYING                        VALUE OF
                                         UNEXERCISED                  UNEXERCISED IN-THE-
                                       OPTIONS/SARS AT                 MONEY OPTIONS/SARS
                                            FY-END                          AT FY-END
                                     --------------------             --------------------
                    Shares
                   Acquired
                      on      Value
       Name        Exercise  Realized  EXERCISABLE   UNEXERCISABE    EXERCISABLE   UNEXERCISABLE
                      (#)      ($)         (#)                          ($)
------------------ --------- -------   -----------   ------------    -----------   -------------
Charles D. Morgan          0       0   297,654        310,929        4,994,892     3,803,473
RODGER S. KLINE            0       0   231,349        205,510        4,137,276     2,528,097
James T. Womble            0       0   174,215        181,633        2,946,118     2,271,617
Paul L. Zaffaroni      5,000  76,250   295,597        179,539        5,882,284     2,353,187
C. Alex Dietz              0       0   227,643        172,626        4,326,648     2,242,842

            Compensation of Directors. In January 1998, each outside director received 1,000 shares of unregistered common stock, $.10 par value, of the Company ("Common Stock") as an annual retainer fee. In addition, each outside director receives a $1,500 fee for each meeting he or she attends. Inside directors do not receive any additional compensation for their service as directors.

            Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee are William T. Dillard II and Walter
V. Smiley. No compensation committee interlocks exist with respect to the Board of Directors' Compensation Committee, nor do any present or past officers of the Company serve on the Compensation Committee. Walter V. Smiley, who served on the Compensation Committee for the fiscal year ended March 31, 1998 resigned as a director of the Company effective as of June
1, 1998, Mr. Smiley has not yet been replaced.

            Report of Compensation Committee. Decisions on compensation of the Company's leadership are made by the Compensation Committee of the Board of Directors. The members of the Compensation Committee are non-employee and outside directors pursuant to Commission rules and applicable Treasury regulations. Set forth below is a report submitted by William T. Dillard II and Walter V. Smiley, in their capacity as the Board of Directors' Compensation Committee, addressing the compensation policies for the Company's leadership team, for the individuals named in the tables above, and for Mr. Morgan.

            Compensation Policies. Compensation for the Company's leadership is based upon beliefs and guiding principles designed to align leadership compensation with business strategy, the Company's values and management initiatives. The plan is designed to:

   o Align the leaders' interests with the shareholders' and investors' interests.
   o    Motivate the leaders to achieve the highest level of performance.
   o Retain key leaders by linking executive compensation to the Company's performance.
   o Attract the best candidates through competitive, growth-oriented plans.

            The resulting compensation strategy is targeted to provide an overall level of compensation opportunity that is competitive within the markets in which the Company competes, as well as within a broader group of companies of comparable size and complexity. Actual compensation levels may eventually be greater than or less than the average competitive market levels, based upon the achievement of the Company, as well as upon individual performance. The Compensation Committee uses its discretion to set the parameters of the leadership compensation plan when, in its judgment, external, internal and/or individual circumstances warrant it. Increased orientation of leadership compensation policies toward long-term performance has been accompanied by increased utilization of objective performance criteria. See "Executive Compensation--Report of Compensation Committee--Components of Compensation."

            The Compensation Committee also endorses the position that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning management's and shareholders' interests and the enhancement of shareholder value. Thus, the Compensation Committee has also increasingly utilized these elements in the Company's compensation program for its leadership team.

            Components of Compensation. Compensation paid to the Company's leaders in fiscal 1998, the separate elements of which are discussed below, consisted of the following: not-at-risk base pay, at-risk base pay, and long-term incentive ("LTI") compensation granted under the Company's stock option plans. The Compensation Committee's increasing emphasis on tying pay to long-term performance criteria is reflected in a recent change to the Company's leadership compensation plan effective for fiscal 1998. The plan contains five possible compensation levels with overlapping ranges for base salaries, which provides flexibility in establishing appropriate compensation packages for the Company's leadership. The plan provides for increasingly large percentages of total compensation being weighted towards at-risk pay and, to an even greater degree, toward LTI compensation. The higher the compensation level, the greater the overall percentage of at-risk and LTI. Under the plan, the compensation for the Company's senior leaders, who participate in the top two levels of the plan, is as follows: not-at-risk base pay (35-40%); at-risk base pay (25%); and LTI compensation (35-40%). Under the previous plan, the maximum percentage of total compensation assignable to LTI was 35%.

           (i) Not-At-Risk Base Pay. Base pay levels are largely determined through market comparisons. Actual salaries are based on individual performance contributions within a salary range that has been established through job evaluation and the use of market surveys for comparable companies and positions. Base salaries for the Company's senior leadership were targeted in fiscal 1998 to represent 35-40% of total compensation, which includes the annual at-risk base pay and LTI compensation. For other corporate, group and business unit level leaders, base salaries were targeted at 40-70% of total compensation.

           (ii) At-Risk Base Pay. The at-risk base pay for all of the Company's leaders is funded after the Company achieves its earnings per share target. Attainment of targeted at-risk base pay is largely determined by using the EVA(R) (Economic Value Added) model. (EVA is a registered trademark of Stern Stewart & Co.) In fiscal 1998, at-risk base pay was targeted to represent 25% of total compensation for the senior leadership team and 15-25% for other corporate, group and business unit leaders. For fiscal 1998, the Company's diluted earnings per share goal was $.59 per share, which was exceeded by $.01.

           (iii) Long-Term Incentive Compensation. The Committee's LTI compensation plan is composed of awards of stock options designed to align long-term interests between the Company's leadership team and its shareholders and to assist in the retention of key people. During fiscal 1998, the long-term incentives were targeted to represent 35-40% of total compensation for senior leadership and 15-35% for other corporate, group and business unit leaders. Previously, in 1996, senior leadership members were awarded the equivalent of three years' worth of non-statutory stock options to induce them to adopt the long-term view of shareholders. One-fourth of the options awarded were priced at the then current market value, one-fourth were priced at a 50% premium over the then current market value, and the remaining one-half were priced at a 100% premium over the then current market value. The full value of the options cannot be realized until the price of Common Stock more than doubles from the fair market value on the date of grant. Senior leadership members will not be eligible for new grants of LTI options until 1999. The 1996 stock options vest incrementally over a nine-year period.

           The terms of all non-statutory LTI options granted on or after January 29, 1997 are 15 years (instead of ten, which was the standard term for both incentive and non-statutory options prior to January 29, 1997), and the exercise prices for all options granted on or after January 29, 1997 are: one-half at the fair market value on the date of grant, one-fourth at a 50% premium over market, and one-fourth at a 100% premium over market. Options will continue to vest incrementally over nine years from the date of grant.

           (iv) Supplemental Executive Retirement Plan. All members of the Company's leadership team are eligible to participate in the Supplemental Executive Retirement Plan ("SERP"), which was adopted in fiscal 1996, by contributing up to 15% of their pretax income into the plan. The Company matches at a rate of $.50 on the dollar up to the first 6% of the leadership team members' combined contributions under both the SERP and the Company's 401K Retirement Plan. The Company's match is paid in Common Stock. On May 20, 1998, the Board of Directors approved an amendment to the SERP which will allow participants to contribute up to 100% of their pretax income into the plan.

           (v) Other Compensation Plans. The Company maintains certain broad-based employee benefit plans in which leadership team members are permitted to participate on the same terms as non-leadership team associates who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans.

            Mr. Morgan's Compensation. In fiscal 1998, the Company's revenue and earnings increased 16% and 29% respectively, a record year in both revenue and earnings for the Company. Additionally, the return on shareholders' equity for fiscal 1998 was 20.4%, in line with the Company's goal of achieving a 20% return. The Company's stock price increased 78% over the prior year, compared to a 52% increase in the NASDAQ National Market - U.S. Index and a 75% increase in the NASDAQ Stock Market - Computer and Data Processing Index over the same period. In the prior year, the Company's revenue and earnings increased 49% and 51% respectively, return on shareholders' equity increased from 16.5% to 20.3%, and the stock price rose 20%, compared to an 11% increase in the NASDAQ National Market - U.S. Index and a 10% increase in the NASDAQ National Market - Computer and Data Processing Index over the same period.

            Because of the Company's performance and Mr. Morgan's performance in fiscal 1997, Mr. Morgan's fiscal 1998 base pay was increased by 15% over fiscal 1997. His base pay for fiscal 1999 was increased 29% over fiscal 1998. This increase was due in part to the success of the Company in fiscal 1998, and in part as the first of four proposed annual increases designed to make the salaries of Mr. Morgan (and other Company leaders) competitive with comparable market compensation (i.e., within the 75th percentile of competitive companies) by the end of the four-year adjustment period.

            In fiscal 1998, the Company's earnings per share results and the Company's EVA attained were the primary criteria for determining the at-risk base pay earned by Mr. Morgan. All of Mr. Morgan's at-risk payments were made in cash. See "Executive Compensation--Cash and Other Compensation" for discussion of Other Annual Compensation for Mr. Morgan.

            In 1996, Mr. Morgan received non-statutory stock options under the Company's LTI plan described above which consisted of a three-year grant of non-statutory stock options, with exercise prices as follows: one-fourth at the then current market price, one-fourth at a 50% premium over market, and the remaining one-half at a 100% premium over market. The purpose of the 1996 grant was to further encourage Mr. Morgan's long-term performance while aligning his interests with those of the Company's other shareholders with regard to the performance of Common Stock. Mr. Morgan will not be eligible for another LTI grant until 1999.

            Omnibus Budget Reconciliation Act of 1993. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") generally prevents public corporations from deducting as a business expense that portion of the compensation paid to the named individuals in the above Summary Compensation Table that exceeds $1,000,000. However, this deduction limit does not apply to "performance-based compensation" paid pursuant to plans approved by shareholders. The Board of Directors has modified its compensation plans so as to comply with OBRA and thereby retain the deductibility of executive compensation, and it is the Company's intention to continue to monitor its compensation plans to comply with OBRA in the future.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT

             The following table sets forth certain information as to the shares of Common Stock beneficially owned as of May 11, 1998, by (a) each person who, as far as the Company has been able to ascertain, beneficially owned more than five percent of the Common Stock, (b) each director, (c) each of the five most highly compensated executive officers of the Company, and (d) all directors and executive officers of the Company as a group.


                                                NUMBER OF
                                                SHARES OF          PERCENT OF
                                               COMMON STOCK       COMMON STOCK
NAME OF BENEFICIAL OWNER OR IDENTITY              OWNED           OUTSTANDING
OF GROUP                                       BENEFICIALLY
------------------------------------------   ----------------   ---------------
William Blair & Company...................     5,310,950(1)          10.1%
222 West Adams Street
Chicago, IL 60606
Charles D. Morgan.........................     4,112,419(2)           7.8%
P.O. Box 2000
Conway, AR 72033-2000
Trans Union Corporation...................     4,002,000(3)           7.6%
555 West Adams Street
Chicago, IL 60661
The Pritzker Foundation...................     3,921,000(4)           7.5%
200 W. Madison Street
Suite 3800
Chicago, IL 60606
Brown Capital Management, Inc.............     3,800,000(5)           7.2%
809 Cathedral Street
Baltimore, MD  21201
T. Rowe Price Associates, Inc.............     3,644,220(1)           6.9%
P.O. Box 89000
Baltimore, MD 21289
Dr. Ann H. Die............................        10,655               *
C. Alex Dietz.............................      434,488(6)             *
William T. Dillard II.....................        19,000               *
Harry C. Gambill..........................         0(7)                *
Rodger S. Kline...........................     1,870,598(8)           3.6%
Robert A Pritzker.........................       3,000(9)              *
Walter V. Smiley..........................       124,000               *
James T. Womble...........................    1,544,877(10)           2.9%
Paul Zaffaroni............................     308,466(11)             *
All directors, nominees and executive
officers,                                     8,583,086(12)          16.4%
   as a group (12 persons)................


*  Denotes less than 1%.

(1) Based on information contained in a Form 13G filed with the Commission on February 17, 1994.

(2) Includes 297,654 shares subject to currently exercisable options, of which 270,246 are in the money.

(3) Includes 4,000,000 shares of Common Stock subject to warrant (the "Warrant") held by Trans Union and 2,000 shares of Common Stock transferred to Trans Union by Harry C. Gambill, Chief Executive Officer and President of Trans Union. Under the terms of the Warrant, Trans Union has the right to purchase up to 4,000,000 shares of Common Stock, at exercise prices ranging from $2.8125 to $3.5625 per share; however, the total number of actual shares of Common Stock acquired by Trans Union (excluding the shares of Common Stock acquired from Mr. Gambill and shares of Common Stock acquired by Trans Union on the open market) may not exceed 10% of the Company's then issued and outstanding Common Stock. Including the shares of Common Stock which may presently be acquired by Trans Union under the Warrant, but excluding the shares of Common Stock transferred to Trans Union from Mr. Gambill, Trans Union beneficially owns approximately 4,000,000 shares of Common Stock, which would be 7.6% of the Company's then issued and outstanding Common Stock following issuance of the Warrant shares. See "Certain Transactions."

(4) Includes 1,921,000 shares of Common Stock acquired by the Pritzker Foundation, an Illinois not for profit corporation, from Trans Union, and 2,000,000 shares of Common Stock acquired by the Pritzker Foundation from Marmon Industrial Corporation, the owner of all of Trans Union's common stock. Each of the acquisitions was made by the Pritzker Foundation on May 30, 1997.

(5) Based on information provided by a representative of Brown Capital Management, Inc.

(6) Includes 1,990 shares of Common Stock held by Mr. Dietz's wife and 257,123 shares of Common Stock subject to currently exercisable options (29,480 of which are held by Mrs. Dietz), of which 241,847 are in the money.

(7) See footnote (3) above regarding shares of the Common Stock beneficially owned by Trans Union. Mr. Gambill, who is an officer and director of Trans Union, disclaims beneficial ownership of such shares of Common Stock.

(8) Includes 231,349 shares subject to currently exercisable options, of which 213,386 are in the money.

(9) See footnote (3) above regarding shares of Common Stock beneficially owned by Trans Union. Mr. Pritzker, who is an officer and director of Trans Union, disclaims beneficial ownership of such shares of Common Stock. The 3,000 shares of Common Stock were issued to Mr. Pritzker as an annual retainer for serving on the Board of Directors. See "Executive Compensation--Compensation of Directors." Of these, 1,000 shares of Common Stock are owned by Mr. Pritzker's wife; however, Mr. Pritzker is deemed to beneficially own such shares of Common Stock.

(10) Includes 174,215 shares of Common Stock subject to currently exercisable options, of which 158,740 are in the money.

(11) Includes 295,597 shares of Common Stock subject to currently exercisable options, of which 281,067 are in the money.

(12) Includes 1,393,409 shares of Common Stock subject to currently exercisable options, of which 1,291,795 are in the money.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On January 5, 1996, the Company leased an aircraft from MorAir, Inc., a corporation controlled by Charles D. Morgan, the Company's Chairman and Company Leader, for $66,385 per month, plus maintenance and insurance. The term of this aircraft lease expires January 4, 2001. The terms of the lease have been found by the Board of Directors to be as good or better than those which could have been obtained from an unrelated third party.

            In March 1998, the Company began using the temporary staffing services of the national staffing firm, Norrell Staffing Services, Inc. ("Norrell"), for its strategic staffing and contingency workforce needs. Susie P. Morgan, wife of Charles D. Morgan, Chairman of the Board and Company Leader of the Company, owns the Little Rock, Arkansas franchise (the "Franchise") of Norrell. It is anticipated that the total annual fees to be received by the Franchise from Norrell, based on payments to be made by the Company to Norrell, will be approximately $150,000. The majority of such fees will be used to offset the expenses of the Franchise.

            In accordance with the Data Center Management Agreement dated July 27, 1992 (the "DCM Agreement") between the Company and Trans Union, which became effective on August 31, 1992, the Company (through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services. The term of the DCM Agreement, as amended, expires in 2005.

            In connection with the DCM Agreement, on August 31, 1992, the Company issued 1,920,000 shares of Common Stock to Trans Union (the
"Initial Shares of Common Stock"), subject to certain "put" and "call" provisions. Pursuant to a subsequent amendment, Trans Union relinquished its right to cause the Company to repurchase the Initial Shares of Common Stock, and the Company relinquished its right to call the shares of Common Stock. On August 31, 1992, the Company also issued a warrant (the "Warrant") to Trans Union to purchase up to 4,000,000 additional shares of Common
Stock prior to August 31, 2000, at exercise prices ranging from $2.9125 per share to $3.5625 per share. In addition, effective October 26, 1994, the Company and Trans Union's parent company, Marmon Industrial Corporation ("MIC"), entered into a stock purchase agreement pursuant to which the Company agreed to sell, and MIC agreed to buy, 2,000,000 shares of Common Stock from the Company (the "Additional Shares of Common Stock") for $5.98 per share. The purchase price of the Additional Shares of Common Stock was established on August 31, 1994 pursuant to a letter agreement between the Company and Trans Union. On May 30, 1997, Trans Union transferred the Initial Shares of Common Stock (together with an additional 1,000 shares of Common Stock it had previously acquired from Mr. Gambill) to the Pritzker Foundation, an Illinois not for profit corporation. Also on that date, MIC transferred the Additional Shares of Common Stock to the Pritzker Foundation. As a result of such transfers, the Pritzker Foundation owns an aggregate of 3,921,000 shares of Common Stock, or approximately 7.5% of the Company's issued and outstanding shares of Common Stock.

            Upon acquisition of the 4,000,000 shares of Common Stock which could currently be purchased under the Warrant, Trans Union would beneficially own approximately 7.6% of the Company's issued and outstanding shares of Common Stock. The amount of stock which may be purchased by Trans Union under the Warrant is limited so that the total shares of Common Stock acquired under the Warrant and the DCM Agreement may not exceed 10% of the Company's then issued and outstanding Common Stock. Based upon the number of shares of Common Stock currently issued and outstanding, Trans Union would be able to purchase approximately 3,700,000 shares of Common Stock under the Warrant. Trans Union retains the right, however, to acquire additional shares of Common Stock on the open market, which do not count towards the 10% limit under the Warrant. In addition, pursuant to the DCM Agreement, Trans Union has preemptive rights whereby it may, under certain circumstances, purchase shares of Common Stock in the event the Company issues additional shares of Common Stock. Such preemptive rights provide Trans Union with the ability to maintain its percentage ownership of Common Stock acquired pursuant to the DCM Agreement. Trans Union does not have any preemptive rights with respect to the issuance by the Company of shares of Common Stock pursuant to the May & Speh merger.

            Pursuant to a letter agreement dated July 27, 1992, which was executed in connection with the DCM Agreement, the Company agreed to use its best efforts to cause one person designated by Trans Union to be elected to the Board of Directors. Trans Union designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the Board in November 1992 and was elected at the 1993 Annual Meeting of Shareholders to serve a three-year term. He was elected to serve a second three-year term at the 1996 Annual Meeting. Pursuant to a second letter agreement dated August 31, 1994, which was executed in connection with an amendment to the DCM Agreement, which continued the term through 2002, the Company agreed to amend the letter agreement dated July 27, 1992 and use its best efforts to cause two persons designated by Trans Union to be elected to the Board of Directors. In addition to Mr. Gambill, Trans Union designated Robert A. Pritzker, an executive officer of MIC, who was appointed to fill a newly created position on the Board of Directors on October 26, 1994. Mr. Pritzker was elected to serve a three-year term at the 1995 Annual Meeting of Shareholders and has been nominated for re-election to the Board of Directors at the 1998 Annual Meeting of Shareholders. These undertakings by the Company are in effect until the later of the tenth anniversary of August 31, 1992 or the termination of the DCM Agreement, the term of which has been extended to 2005.



                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ACXIOM CORPORATION


Date: July 29, 1998                       By: /s/ Catherine L. Hughes
                                                --------------------------
                                                  Catherine L. Hughes
                                                  Secretary

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

   Signature                         Title                           Date

 /s/ Robert S. Bloom*          Chief Financial Officer            July 29, 1998
     Robert S. Bloom           (Principal accounting officer)

  /s/ Dr. Ann H. Die*          Director
      Dr. Ann H. Die                                              July 29, 1998

  /s/ William T. Dillard II*   Director
      William T. Dillard II                                       July 29, 1998

  /s/ Harry C. Gambill*        Director
      Harry C. Gambill                                            July 29, 1998

  /s/ Rodger S. Kline*         Chief Operating Officer,           July 29, 1998
      Rodger S. Kline          Treasurer and Director
                               (Principal financial officer)

  /s/ Charles D. Morgan*       Chairman of the Board an           July 29, 1998
      Charles D. Morgan        President (Company Leader)
                               (Principal executive officer)

  /s/ Robert A. Pritzker*      Director
      Robert A. Pritzker                                          July 29, 1998

  /s/ Walter V. Smiley*        Director
      Walter V. Smiley                                            July 29, 1998

  /s/ James T. Womble*         Division Leader and Director       July 29, 1998
      James T. Womble

*By: /s/ Catherine L. Hughes
         Catherine L. Hughes
         Attorney-in-Fact