Form 10-K/A
period 1998-03-31
ACXIOM CORP
filed 1998-08-04
CIK 733269

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 2)

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



 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    Yes    X      No _____

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


      This Amendment No. 2 amends and supplements the Annual Report for the fiscal year ended March 31, 1998 on Form 10-K, filed with the Securities and Exchange Commission (the "Commission") on June 23, 1998 of Acxiom Corporation, a Delaware corporation (the "Company"), as amended by Amendment No. 1 thereto, filed with the Commission on July 29, 1998 (the "Form 10-K").

      The Form 10-K is hereby amended and supplemented by replacing the Independent Auditors' Report attached thereto with the following, which has been marked to show changes:



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


 Little Rock, Arkansas
 May 8, 1998



                                 SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACXIOM CORPORATION


 Date: August 4, 1998              By:   /s/ Catherine L. Hughes
                                         ___________________________
                                         Catherine L. Hughes
                                         Secretary


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

 Signature                       Title                         Date


  /s/ Robert S. Bloom*         Chief Financial Officer       August 4, 1998
  ______________________       (Principal accounting
    Robert S. Bloom            officer)


  /s/ Dr. Ann H. Die*          Director                      August 4, 1998
  ______________________
    Dr. Ann H. Die


  /s/ William T. Dillard II*   Director                      August 4, 1998
  ___________________________
     William T. Dillard II


  /s/ Harry C. Gambill*        Director                      August 4, 1998
  ___________________________
     Harry C. Gambill


  /s/ Rodger S. Kline*         Chief Operating Officer,      August 4, 1998
  __________________________   Treasurer and Director
     Rodger S. Kline           (Principal financial
                               officer)


  /s/ Charles D. Morgan*       Chairman of the Board and     August 4, 1998
  _________________________    President (Company Leader)
     Charles D. Morgan         (Principal executive
                               officer)


  /s/ Robert A. Pritzker*      Director                      August 4, 1998
  _________________________
     Robert A. Pritzker


  /s/ Walter V. Smiley*        Director                      August 4, 1998
  _________________________
     Walter V. Smiley


  /s/ James T. Womble*         Division Leader and           August 4, 1998
  __________________________   Director
     James T. Womble


 *By:  /s/ Catherine L. Hughes
       ________________________
          Catherine L. Hughes
          Attorney-in-Fact