Form 10-Q
period 1998-06-30
ACXIOM CORP
filed 1998-08-14
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998   OR


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

                                    Yes X       No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 10, 1998 was 52,548,698.

Form 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Company for which report is filed:

ACXIOM CORPORATION

The condensed consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant's management, however, all adjustments necessary for a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature.

                                    Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                             June 30,         March 31,
                                              1998              1998
                                             -------           -------
        Assets
Current assets:
  Cash and cash equivalents                $   8,533             5,675
  Trade accounts receivable, net              97,369            86,360
  Other current assets                        26,900            22,517
                                             -------           -------
     Total current assets                    132,802           114,552
                                             -------           -------
Property and equipment                       244,633           234,470
  Less - Accumulated depreciation
    and amortization                         110,312           103,916
                                             -------           -------
Property and equipment, net                  134,321           130,554
                                             -------           -------
Software, net of accumulated
 amortization                                 27,597            24,143
Excess of cost over fair value of
 net assets acquired                          56,677            54,002
Other assets                                  82,358            71,059
                                             -------           -------
                                           $ 433,755           394,310
                                             =======           =======
      Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt       3,550             3,979
  Trade accounts payable                      19,659            18,448
  Accrued payroll and related expenses         9,921            14,950
  Other accrued expenses                      15,410            17,492
  Deferred revenue                             8,780            11,197
  Income taxes                                 3,995             2,234
                                             -------           -------
    Total current liabilities                 61,315            68,300
                                             -------           -------
Long-term debt, excluding current
  installments                               137,161            99,917
Deferred income taxes                         25,965            25,965
Stockholders' equity:
  Common stock                                 5,328             5,321
  Additional paid-in capital                  70,713            68,977
  Retained earnings                          134,626           127,335
  Foreign currency translation adjustment        750               676
  Treasury stock, at cost                     (2,103)           (2,181)
                                             -------           -------
  Total stockholders' equity                 209,314           200,128
                                             -------           -------
Commitments and contingencies                433,755           394,310
                                             =======           =======
See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                             For the Three Months Ended
                                             --------------------------
                                                       June 30
                                             --------------------------
                                              1998                1997
                                             -------            -------

Revenue                                     $128,608            100,327
Operating costs and expenses:
  Salaries and benefits                       50,911             37,979
  Computer, communications and other
    equipment                                 17,355             14,929
  Data costs                                  25,260             20,688
  Other operating costs and expenses          22,245             17,097
                                             -------            -------
    Total operating costs and expenses       115,771             90,693
                                             -------            -------
Income from operations                        12,837              9,634
                                             -------            -------
Other income (expense):                       (2,210)            (1,534)
  Interest expense                               945                401
  Other, net                                 -------            -------
                                              (1,265)            (1,133)
                                             -------            -------


Earnings before income taxes                  11,572              8,501
Income taxes                                   4,281              3,188
                                             -------            -------

Net earnings                                $  7,291              5,313
                                             =======            =======
Earnings per share:

     Basic                                  $   0.14               0.10
                                              ======            =======
     Diluted                                $   0.09               0.12
                                              ======            =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                 For the Three Months Ended
                                                 --------------------------
                                                           June 30
                                                 --------------------------
                                                   1998               1997
                                                  ======             ======
Cash flows from operating activities:
  Net earnings                               $     7,291              5,313
  Non-cash operating activities:
    Depreciation and amortization                 12,802              9,532
    Gain on disposal of assets                       (21)                (3)
    Provision for returns and doubtful
    accounts                                       1,462                317
    Changes in operating assets and
     liabilities:
    Accounts receivable                          (12,500)           (11,446)
      Other assets                                (8,911)            (4,318)

      Accounts payable and other
       liabilities                                (6,397)            (2,553)
                                                  ------             ------
      Net cash used by operating activities       (6,274)            (3,158)
                                                  ------             ------
 Cash flows from investing activities:
  Disposition of assets                               35                372
    Development of software                       (5,025)            (2,089)
    Capital expenditures                         (12,446)           (10,944)
    Investments in joint ventures                 (8,034)                 -
    Net cash paid in acquisitions                 (3,378)                 -
                                                  ------             ------
      Net cash used by investing activities      (28,848)           (12,661)
                                                  ------             ------
   Cash flows from financing activities:
    Proceeds from debt                            39,302             14,158
    Payments of debt                              (3,137)            (2,424)
    Sale of common stock                           1,821              1,989
                                                  ------             ------
      Net cash provided by financing
       activities                                 37,986             13,723
                                                  ------             ------
      Effect of exchange rate changes
       on cash                                        (6)                 1
                                                  ------             ------

      Net increase (decrease) in cash and
       cash equivalents                            2,858             (2,095)
  Cash and cash equivalents at beginning
       of period                                   5,675              2,721
                                                  ------             ------
  Cash and cash equivalents at end of period $     8,533                626
                                                  ======             ======

 Supplemental cash flow information:
   Cash paid during the period for:
      Interest                               $     1,661              1,063
      Income taxes                                 2,520                193
                                                  ======             ======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 16 of the Notes to
      Consolidated Financial Statements filed as a part of Item 14 of Registrant's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on June 23, 1998, as amended by Amendment No. 1 thereto, filed with the SEC on July 29, 1998, and by Amendment No. 2 thereto, filed with the SEC on August 4, 1998.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Included in other assets are unamortized conversion costs in the amount of $25.7 million and $25.0 million at June 30, 1998 and March 31, 1998, respectively. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $17.9 million and $20.3 million at June 30, 1998 and March 31, 1998, respectively. The current portion of such receivables is included in other current assets in the amount of $10.2 million and $9.5 million as of June 30, 1998 and March 31, 1998, respectively.

2. Long-term debt consists of the following (dollars in thousands):

                                                     June 30,       March 31,
                                                      1998            1998

   Unsecured revolving credit agreement          $    75,747          36,445

   6.92% Senior notes due March 30, 2007,             30,000          30,000
     payable in annual installments of $4,286 commencing March 30, 2001; interest is payable semi-annually

   3.12% Convertible note, interest and               25,000          25,000
     principal due April 30, 1999; partially
     collateralized by letter of credit;
     convertible at maturity into two million shares of common stock

   9.75% Senior notes, due May 1, 2000,                4,286           6,429
     payable in annual installments of
     $2,143 each May 1; interest is payable
     semi-annually

   Other                                               5,678           6,022
                                                     -------         -------
               Total long-term debt                  140,711         103,896

   Less current installments                           3,550           3,979
                                                     -------         -------
   Long-term debt, excluding current
    installments                                 $   137,161          99,917
                                                     =======         =======

The convertible note, although due within the next year, continues to be classified as long-term debt because the Company intends to use available funding under the revolving credit agreement to refinance the note on a long-term basis in the event the holders of the note elect to receive cash at maturity. Currently, the Company expects the holders to convert the note into common stock, which would not require the Company to pay any cash at maturity.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures between the Company and local real estate investors. In each case, the Company is guaranteeing portions of the construction loans for the buildings. The aggregate amount of the guarantees at June 30, 1998 was $1.3 million.

3. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," during the year ended March 31, 1998. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share amounts):

                                               For the Quarter Ended
                                         ----------------------------------
                                         June 30, 1998        June 30, 1997
                                         -------------        -------------

Basic earnings per share:
  Numerator (net earnings)             $      7,291                5,313
                                             ======               ======
  Denominator (weighted average
   shares outstanding)                       52,430               51,709
                                             ======               ======

  Earnings per share                   $        .14                  .10
                                             ======               ======

  Diluted earnings per share:
   Numerator:
    Net earnings                       $      7,291                5,313
    Interest expense on
    convertible debt (net
     of tax effect)                             111                  111
                                             ------               ------
                                       $      7,402                5,424
                                             ======               ======
  Denominator:
   Weighted average shares outstanding       52,430               51,709
   Effect of common stock options             2,908                2,510
   Effect of common stock warrant             3,210                2,974
   Convertible debt                           2,000                2,000
                                             ------               ------
                                             60,548               59,193
                                             ======               ======

   Earnings per share                 $         .12                  .09
                                             ======               ======

Options to purchase shares of common stock that were outstanding during the period but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below:

                                             For the Quarter Ended
                                      ------------------------------------
                                      June 30, 1998          June 30, 1997
                                      -------------          -------------

Number of shares under option
 (in thousands)                                1,278                 1,868

Range of exercise prices            $   23.55-$48.48       $  15.69-$31.40
                                        ============          ============

4. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4.0 million and $3.3 million at June 30, 1998 and March 31, 1998, respectively.

5. Effective April 1, 1998, the Company purchased the outstanding stock of NormAdress, a French company located in Paris. NormAdress provides database and direct marketing services to its customers. The purchase price was 20 million French Francs (approximately $3.4 million) in cash and other additional cash consideration of which approximately $900,000 is guaranteed and the remainder is based on the future performance of NormAdress. The acquisition was accounted for as a purchase, and accordingly, the results of operations of NormAdress are included in the consolidated statements of earnings as of the purchase date. The purchase price exceeded the fair value of net assets acquired by approximately $3.7 million. The resulting excess of cost over net assets acquired is being amortized using the straight-line method over its estimated economic life of 20 years.

     The pro forma combined results of operations, assuming the acquisition occurred at the beginning of fiscal 1997, are not materially different than the historical results of operations reported. NormAdress had revenue of $3.6 million and earnings before income taxes of $0.6 million for the year ended December 31, 1997.

6. On May 26, 1998, the Company entered into a merger agreement with May & Speh, Inc. The merger, which has been approved by the board of directors of both companies, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Consummation of the transaction is subject to regulatory approval and stockholder approval by both companies. No effect has been given to the merger in the consolidated financial statements.

7. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of April 1, 1998. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income as of June 30, 1998 and March 31, 1998 was $0.8 million and $0.7 million, respectively. The adoption of this statement had no impact on net earnings or stockholders' equity. Comprehensive income was $7.4 million and $5.6 million for the quarters ended June 30, 1998 and 1997, respectively.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Consolidated revenue was a record $128.6 million for the quarter ended June 30, 1998, a 28% increase over the same quarter a year ago. Each of the four operating divisions grew in excess of 20%. These results do not include the results of May & Speh, Inc., since the merger which was announced May 27, 1998 is still awaiting regulatory and shareholder approval.

The following table shows the Company's revenue by division for the quarters ended June 30, 1998 and 1997 (dollars in millions):

                                        1998      1997      % Increase
                                        -----     -----     ----------
     Services Division                 $ 45.8    $ 35.7        +28%
     Alliances Division                  37.9      28.3        +34
     Data Products Division              35.5      29.0        +22
     International Division               9.4       7.3        +29
                                        -----     -----        ---
                                       $128.6    $100.3        +28%
                                        =====     =====        ===

Services Division revenue of $45.8 million reflects a 28% increase over the prior year despite only 8% growth in Allstate Insurance Company ("Allstate") revenue and lower revenue than last year from Citibank. However, this was more than offset by strong results from the High Tech, Publishing, Insurance, Retail, Telecommunications, and Utilities business units. The Services Division also benefited from revenue of $3.7 million in the current year's quarter from the acquisition of Buckley Dement, which was purchased effective October 1, 1997.

Alliances Division revenue of $37.9 million increased 34% over the same quarter a year ago. The Financial Services group continued its outstanding growth rate by more than doubling last year's revenue. Trans Union, Polk, and ADP also reported double-digit revenue gains. Guideposts reported lower revenue as a result of a software license in the first quarter of the previous year.

The Data Products Division revenue grew 22% compared to last year. DMI grew 21% reflecting growth in both the brokerage business and SmartBase. Acxiom Data Group (InfoBase) revenue grew 35% and DataQuick increased 48%. The quarterly results for the prior year included $1.8 million of Pro CD retail revenue. This business was sold in August of last year.

The International Division revenue of $9.4 million grew 29% reflecting 50% growth in data processing services, partly mitigated by flat revenue from fulfillment services.

The Company's operating expenses increased 28% compared to the same quarter a year ago. Salaries and benefits grew $12.9 million or 34% which was faster than the 28% revenue growth as a result of higher incentive accruals in the current quarter. Before incentive accruals, salaries and benefits grew at approximately the same rate as revenue, resulting from acquisitions and increased headcount. Computer, communications and other equipment costs rose $2.4 million or 16% higher than the first quarter in the prior year. Data costs grew $4.6 million or 22% reflecting the growth in data revenue, primarily from Acxiom Data Group, and to a lesser extent, Allstate. Other operating costs and expenses grew $5.1 million or 30% resulting from the higher sales volume and the impact of acquisitions made in the prior year on travel, supplies, facilities, outside services, goodwill amortization, and administrative costs. These increases were partially mitigated by decreases due to the disposal of the Pro CD retail business.

Income from operations for the quarter ended June 30, 1998 was $12.8 million, compared to $9.6 million for the same quarter a year ago, an increase of 33%. The operating margin improved from 9.6% to 10.0%.

Interest expense increased by $0.7 million compared to the previous year's first quarter as a result of higher average debt levels, which was created primarily by higher accounts receivable levels and increased capital and investment spending. Other income and expense for both the current period and the year-earlier period consists primarily of interest income from long-term receivables related to customer contracts.

The Company's effective tax rate was 37.0% for the current quarter, compared with 37.5% for the prior year's quarter. The rate for the full year ended March 31, 1998 was 37.0%. The Company expects the rate for fiscal 1999 to remain in the 37-39% range. This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Net earnings were a record $7.3 million for the quarter, an increase of 37% from the previous year. Basic and diluted earnings per share increased 40% and 33%, respectively.

Capital Resources and Liquidity

Working capital at June 30, 1998 totaled $71.5 million compared to $46.3 million at March 31, 1998. At June 30, 1998, the Company had available credit lines of $119.9 million of which $75.7 million was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 40% at June 30, 1998 compared to 33% at March 31, 1998. The increase in the ratio is due to the additional borrowings under the line of credit, discussed below.

Cash used by operating activities was $6.3 million for the quarter ended June 30, 1998 compared to $3.2 million in the same period in the previous year. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by 26% compared to a year ago. The resulting operating cash flow was reduced by $27.8 million in the current quarter and $18.3 million in the previous year due to the net change in operating assets and liabilities, including increases in accounts receivable for each year. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities.

Investing activities used $28.8 million in the quarter ended June 30, 1998 compared to $12.7 million in the year-earlier quarter. Investing activities in the current period included $12.4 million in capital expenditures, compared to $10.9 million in the previous year, and $5.0 million in software development, compared to $2.1 million in the previous year. Investing activities also included $3.4 million paid in the acquisition of NormAdress, which is discussed more fully in note 5 to the consolidated financial statements, and $8.0 million invested in joint ventures, including $4.0 million of additional investment in Bigfoot International, Inc., an emerging company that provides services and tools for internet e-mail users, and $3.1 million invested in Ceres Integrated Solutions, a provider of software and analytical services to large retailers.

Financing activities in the current period provided $38.0 million, consisting primarily of additional borrowings under the revolving line of credit.

Construction has begun on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. Both of these buildings are scheduled to be completed and occupied before the end of fiscal 1999. Each building is being built pursuant to a 50/50 joint venture between the Company and local real estate investors. The total cost of the headquarters and customer service projects is expected to be $6.4 million and $9.6 million, respectively. The Company expects other capital expenditures to total approximately $55-65 million in fiscal 1999.

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

Other Information

On May 26, 1998, the Company entered into a merger agreement with May & Speh, Inc. May & Speh, headquartered in Downers Grove, Illinois, provides computer-based information management services with a focus on direct marketing and information technology outsourcing services. The merger, which has been approved by the board of directors of both companies, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Consummation of the transaction is subject to regulatory approval and stockholder approval by both companies. No effect has been given to the merger in the consolidated financial statements.

The Company has had a long-term contractual relationship with Allstate. The initial contract had a five-year term expiring in September, 1997 and was extended until September, 1998. The Company is currently in negotiations with Allstate to further extend the relationship.

Certain statements in this quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Representative examples of such factors are discussed in more detail in the Company's Annual Report on Form 10-K and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of the Company's business; the removal of data sources and/or marketing lists from the Company; the ability of the Company to retain customers who are not under long-term contracts with the Company; technology challenges; year 2000 software issues; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K.

Form 10-Q

                               ACXIOM CORPORATION
                          PART II - OTHER INFORMATION

Item 5 - Other Information.

Shareholder Proposals

Proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received at the Company's principal executive offices no later than February 19, 1999, which is deemed to be a reasonable period of time prior to the Company's printing and mailing of its proxy materials, in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

Pursuant to new amendments to Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, as amended, if a shareholder intends to present a proposal at the 1999 annual meeting of shareholders without requesting the Company to include such proposal in the Company's proxy materials, but does not notify the Company of such proposal on or prior to May 1, 1999, which is deemed to be a reasonable period of time prior to the Company's mailing of its proxy materials, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  A report was filed on June 4, 1998, which reported the proposed merger with May & Speh, Inc.

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Acxiom Corporation


Dated:  August 14, 1998
                                            By:  /s/ Robert S. Bloom
                                               ---------------------
                                               (Signature)
                                               Robert S. Bloom
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q


Exhibit Number                                         Exhibit

    27                                         Financial Data Schedule