Form 10-Q
period 1998-09-30
ACXIOM CORP
filed 1998-11-16
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998 OR


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

                            Yes X          No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 5, 1998 was 77,620,167.

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
                                   (Unaudited)
                             (Dollars in thousands)

                                               September 30,    March 31,
                                                   1998           1998
                                                 -------         -------
          Assets
Current assets:
  Cash and cash equivalents                     $ 11,163         127,304
  Trade accounts receivable, net                 157,198         118,281
  Refundable income taxes                         19,431              98
  Other current assets                            43,003          42,785
                                                 -------         -------
     Total current assets                        230,795         288,468
                                                 -------         -------
Property and equipment                           333,943         301,393
  Less - Accumulated depreciation and
  amortization                                   151,365         115,709
                                                 -------         -------
Property and equipment, net                      182,578         185,684
                                                 -------         -------
Software, net of accumulated amortization         40,541          37,017
Excess of cost over fair value of net assets
 acquired                                         92,959          73,851
Other asset                                      108,122          76,819
                                                 -------         -------
                                                $654,995         661,839
                                                 =======         =======

           Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt           9,066           9,500
  Trade accounts payable                          25,331          21,946
  Accrued payroll and related expenses            17,216          17,612
  Accrued merger and integration costs            58,936               -
  Other accrued expenses                          16,021          20,867
  Deferred revenue                                 5,521          11,197
                                                 -------         -------
    Total current liabilities                    132,091          81,122
                                                 -------         -------
Long-term debt, excluding current installments   218,594         244,257
Deferred income taxes                             34,056          34,055
Stockholders' equity:
  Common stock                                     7,822           7,405
  Additional paid-in capital                     136,380         121,129
  Retained earnings                              127,354         177,158
  Foreign currency translation adjustment          1,357             676
  Unearned ESOP compensation                        (594)         (1,782)
  Treasury stock, at cost                         (2,065)         (2,181)
                                                 -------         -------
  Total stockholders' equity                     270,254         302,405
                                                 -------         -------
Commitments and contingencies
                                                $654,995         661,839
                                                 =======         =======
See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                 For the Three Months Ended
                                                 --------------------------
                                                        September 30
                                                 --------------------------
                                                   1998               1997
                                                 -------           -------

Revenue                                         $174,358           135,876
Operating costs and expenses:
  Salaries and benefits                           68,998            48,864
  Computer, communications and other
   equipment                                      27,933            22,009
  Data costs                                      27,073            21,589
  Other operating costs and expenses              24,676            23,266
  Special charges                                109,372                 -
                                                 -------           -------
    Total operating costs and expenses           258,052           115,728
                                                 -------           -------
Income (loss) from operations                    (83,694)           20,148
                                                 -------           -------
Other income (expense):
  Interest expense                                (4,323)           (2,166)
  Other, net                                       2,367             1,600
                                                 -------           -------
                                                  (1,956)             (566)
                                                 -------           -------

Earnings (loss) before income taxes              (85,650)           19,582
Income taxes                                     (24,490)            7,375
                                                 -------           -------
                                               $ (61,160)           12,207
                                                 =======           =======
Earnings (loss) per share:

     Basic                                     $   (0.82)             0.17
                                                 =======           =======
     Diluted                                   $   (0.82)             0.15
                                                 =======           =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   For the Six Months Ended
                                                   ------------------------
                                                         September 30
                                                   ------------------------
                                                     1998             1997
                                                   =======          =======

Revenue                                          $ 333,168          259,828
Operating costs and expenses:
  Salaries and benefits                            130,186           95,577
  Computer, communications and other
    equipment                                       52,549           42,628
  Data costs                                        52,562           42,584
  Other operating costs and expenses                52,482           43,976
  Special charges                                  109,372                -
                                                   -------          -------
    Total operating costs and expenses             397,151          224,765
                                                   -------          -------
Income (loss) from operations                      (63,983)          35,063
                                                   -------          -------
Other income (expense):
 Interest expense                                   (8,399)          (4,429)
 Other, net                                          4,857            2,429
                                                   -------          -------
                                                    (3,542)          (2,000)
                                                   -------          -------

Earnings (loss) before income taxes                (67,525)          33,063
Income taxes                                       (17,721)          12,456
                                                   -------          -------

Net earnings (loss)                              $ (49,804)          20,607
                                                   =======          =======

Earnings (loss) per share:

     Basic                                       $   (0.67)            0.29
                                                   =======          =======
     Diluted                                     $   (0.67)            0.26
                                                   =======          =======
See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                   For the Six Months Ended
                                                   ------------------------
                                                         September 30
                                                   ------------------------
                                                     1998             1997
                                                   -------          -------
Cash flows from operating activities:
  Net earnings (loss)                            $ (49,804)          20,607
  Non-cash operating activities:
  Depreciation and amortization                     30,058           21,781
    Gain on disposal of assets                         (13)            (963)
    Provision for returns and doubtful accounts      1,549              520
    Deferred income taxes                               (1)           4,727
    ESOP principal payments                          1,188            1,188
    Non-cash component of special charges          108,117                -
    Changes in operating assets and liabilities:
      Accounts receivable                          (37,937)         (14,093)
      Other assets                                 (39,920)         (18,244)
      Accounts payable and other liabilities       (14,600)          16,584
                                                   -------          -------
      Net cash provided (used) by operating
       activities                                   (1,363)          32,107
                                                   -------          -------
   Cash flows from investing activities:
    Disposition of assets                              135           27,898
    Development of software                        (18,843)          (9,176)
    Capital expenditures                           (47,187)         (41,164)
    Purchases of marketable securities                   -           (5,777)
    Sales of marketable securities                   7,761           10,398
    Investments in joint ventures                   (8,145)          (4,853)
    Net cash paid in acquisitions                  (22,296)          (1,841)
                                                   -------          -------
      Net cash used by investing activities        (88,575)         (24,515)
                                                   -------          -------
   Cash flows from financing activities:
    Proceeds from debt                              40,186           14,158
    Payments of debt                               (82,205)         (28,961)
    Sale of common stock                            15,784            5,265
                                                   -------          -------
      Net cash used by financing activities        (26,235)          (9,538)
                                                   -------          -------
      Effect of exchange rate changes on cash           32              (28)
                                                   -------          -------
      Net decrease in cash and cash equivalents   (116,141)          (1,974)
  Cash and cash equivalents at beginning of
   period                                          127,304            9,695
                                                   -------          -------
  Cash and cash equivalents at end of period     $  11,163            7,721
                                                   =======          =======
  Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                   $   8,210            4,125
      Income taxes                                   3,502            2,772
                                                   =======          =======
See accompanying notes to condensed consolidated financial statements.

                                    Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain  note   information   has  been  omitted   because  it  has  not  change
significantly from that reflected in Notes 1 through 16 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of Registrant's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on June 23, 1998, as amended by Amendment No. 1 thereto, filed with the SEC on July 29, 1998, and by Amendment No. 2 thereto, filed with the SEC on August 4, 1998.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On September 17, 1998, the Company acquired all of the outstanding capital stock of May & Speh, Inc. ("May & Speh") by exchanging .80 shares of the
     Company's stock for each share of May & Speh stock. Accordingly, the Company exchanged 20,858,923 shares of its common stock for all of the outstanding shares of capital stock of May & Speh. Additionally, the Company assumed all of the currently outstanding options granted under May & Speh's stock option plans, with the result that 4,289,202 shares of the Company's common stock became subject to issuance upon exercise of such options. The Company also assumed May & Speh's convertible subordinated debt, which is now convertible into 5,783,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. Included in the statement of operations for the period ended September 30, 1998 are revenues of $66.6 million and earnings before income taxes of $15.1 million for May & Speh for the period from April 1, 1998 to September 17, 1998. For the six months ended September 30, 1997, May & Speh had revenue of $49.5 million and earnings before income taxes of $11.2 million.

     In the quarter ended September 30, 1998, the Company recorded special charges totaling $109.4 million related to merger and integration charges associated with the May & Speh merger and the write down of other impaired assets. The charge consisted of approximately $10.7 million of transaction costs to be paid to investment bankers, accountants, and attorneys; $6.8 million in associate-related reserves, principally employment contract termination costs and severance costs; $40.5 million in contract termination costs; $11.5 million for the write down of software; $29.3 million for the write down of property and equipment; $7.8 million for the write down of goodwill and other assets; and $2.8 million in other write downs and accruals. Approximately $100.8 million of the charge was for duplicative assets or costs directly attributable to the May & Speh merger. The remaining $8.6 million related to other impaired assets which were impaired during the quarter, primarily $5.7 million related to goodwill and shut-down costs associated with the closing of certain business locations in New Jersey, Malaysia, and the Netherlands, which occurred during the quarter.

     The following table shows the balances which were accrued as of September 30, 1998 (dollars in thousands):

                 Transaction costs                           $9,163
                 Associate-related reserves                   6,783
                 Contract termination costs                  40,500
                 Other accruals                               2,490
                                                             ------
                                                            $58,936
                                                             ======

     The Company expects that most of the transaction costs and associate-related reserves will be paid in cash during the next three to six months. The contract termination costs will be paid out over the next 18 months. The other accruals will be paid out over periods ranging up to five years.

     The Company is still negotiating with certain software vendors to consolidate systems software contracts and as a result may incur up to an additional $10 million in termination costs. Such negotiations are expected to be finalized in the next fiscal quarter and the impact will be recorded at that time.

     Effective April 1, 1998, the Company purchased the outstanding stock of NormAdress, a French company located in Paris. NormAdress provides database and direct marketing services to its customers. The purchase price was 20 million French Francs (approximately $3.4 million) in cash and other additional cash consideration of which approximately $900,000 is guaranteed and the remainder is based on the future performance of NormAdress. The acquisition was accounted for as a purchase and, accordingly, the results of operations of NormAdress are included in the condensed consolidated statements of operations as of the purchase date. The purchase price exceeded the fair value of net assets acquired by approximately $4.1 million. The resulting excess of cost over net assets acquired is being amortized using the straight-line method over its estimated economic life of 20 years. The pro forma combined results of operations, assuming the acquisition occurred at the beginning of the periods presented, are not materially different from the historical results of operations reported.

     Effective May 1, 1998, May & Speh acquired substantially all of the assets of SIGMA Marketing Group, Inc. ("Sigma"), a full-service database marketing company headquartered in Rochester, New York. Under the terms of the agreement, May & Speh paid $15 million at closing for substantially all of Sigma's assets, and will pay the former owners up to an additional $6 million, the substantial portion of which is contingent on certain operating objectives being met. Sigma's former owners were also issued warrants to acquire 276,800 shares of the Company's common stock at a price of $17.50 per share in connection with the transaction.

     Sigma's results of operations are included in the Company's consolidated results of operations beginning May 1, 1998. This acquisition was accounted for as a purchase. The pro forma effect of the acquisition is not material to the Company's results of operations for the periods reported.

     On October 1, 1998, the Company announced the execution of a letter of intent to acquire Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its affiliated companies in a stock-for-stock merger. The merger is expected to be completed prior to the Company's fiscal year end, subject to the completion of the Company's due diligence review and subject to the absence of any material adverse changes in Computer Graphics' business prior to closing. Computer Graphics, a privately held enterprise headquartered in Phoenix, Arizona, is a computer service bureau principally serving financial services direct marketers.

2. Included in other assets are unamortized conversion costs in the amount of $29.3 million and $30.9 million at September 30, 1998 and March 31, 1998, respectively. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $16.2 million and $20.3 million at September 30, 1998 and March 31, 1998, respectively. The current portion of such receivables is included in other current assets in the amount of $10.5 million and $9.5 million as of September 30, 1998 and March 31, 1998, respectively.

3. Long-term debt consists of the following (dollars in thousands):

                                                     September 30,     March 31,
                                                         1998            1998

     5.25% convertible subordinated notes              $ 115,000        115,000
     due 2003;convertible at the option of
     the holder into shares of common stock at a conversion price of $19.89 per share;
     redeemable at the option of the Company at any time after April 3, 2001

     Unsecured revolving credit agreement                      -         36,445

     6.92% Senior notes due March 30, 2007, payable        30,000        30,000
     in annual installments of $4,286 commencing
     March 30, 2001; interest is payable semi-annually

     3.12% Convertible note, interest and principal        25,000        25,000
     due April 30, 1999; partially collateralized by letter of credit; convertible at maturity into two million shares of common stock

     Capital leases on land, buildings and equipment       21,908        22,507
     payable in monthly payments of $357 of principal and interest; remaining terms of from five to twenty years; interest rates at approximately 8%

     8.5% unsecured term loan; quarterly principal          8,600         9,000
     payments of $200 plus interest with the balance due in 2005

     9.75% Senior notes, due May 1, 2000, payable in        4,286         6,429
     annual installments of $2,143 each May 1;
     interest is payable semi-annually

     Other capital leases, debt and long-term              22,866         9,376
     liabilities                                          -------       -------

                Total long-term debt                      227,660       253,757

                Less current installments                   9,066         9,500
                                                          -------       -------
                Long-term debt, excluding
                 current installments                   $ 218,594       244,257
                                                          =======       =======

The 3.12% convertible note, although due within the next year, continues to be classified as long-term debt because the Company intends to use available funding under the revolving credit agreement to refinance the note on a long-term basis in the event the holder of the note elects to receive cash at maturity. Currently, the Company expects the holder to convert the note into common stock, which would not require the Company to pay any cash at maturity.

The holder of the 8.5% term loan, which was made to May & Speh, has the right to demand payment due to a change in control. The lender has not exercised that right, and the Company presently intends to renegotiate the loan on a long-term basis. If the lender does demand repayment, the Company will pay off the loan with available funds from the unsecured revolving credit agreement. Therefore, the Company continues to classify the term loan as long-term.

Also as a result of the merger with May & Speh, the Company was required to offer to repurchase the 5.25% convertible subordinated notes at face value. The Company does not expect the holders to accept the offer, as the face value of the notes is less than the value of the shares into which they are convertible. Accordingly, these notes continue to be classified as long-term.

At September 30, 1998, due to the merger with May & Speh and the special charges booked during the quarter, the Company was in violation of certain restrictive covenants under the unsecured revolving credit agreement and the 9.75% senior notes. The violations of the revolving credit agreement have been waived by the lender. The violations under the senior notes are expected to be waived also, although the Company has not yet received the waiver. In the event the waiver is not received, the Company could pay off the loan with available funds under the revolving credit agreement, and as a result this loan is still classified as long-term.

In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures between the Company and local real estate developers. In each case, the Company is guaranteeing portions of the construction loans for the buildings. The aggregate amount of the guarantees at September 30, 1998 was $4.2 million. The total cost of the two building projects is expected to be approximately $19.5 million.

4. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," during the year ended March 31, 1998. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (dollars in thousands, except per share amounts):

                            For the Quarter Ended     For the Six Months Ended
                            ---------------------     ------------------------
                            September   September       September   September
                               30          30              30          30
                            ---------   ---------       ---------   ---------
                              1998         1997           1998         1997
                             ------       ------         ------       ------
Basic earnings (loss)
 per share:
  Numerator - net
   earnings (loss)        $(61,160)        12,207      (49,804)        20,607
                            ======         ======       ======         ======

Denominator (weighted
 average shares
 outstanding)               74,713         72,096       73,998         71,914
                            ======         ======       ======         ======

Earnings (loss)
 per share                $   (.82)           .17         (.67)           .29
                            ======          =====       ======         ======

Diluted earnings (loss)
  per share:
 Numerator:
  Net earnings (loss)      $(61,160)        12,207      (49,804)       20,607
  Interest expense on
   convertible debt (net
   of tax effect)                 -            111            -           222
                             ------         ------       ------        ------
                           $(61,160)        12,318      (49,804)       20,829
                             ======         ======       ======        ======
Denominator:
  Weighted average shares
   out-standing              74,713         72,096       73,998        71,914

 Effect of common stock
  option and warrants             -          6,785            -         6,556

 Convertible debt                 -          2,000            -         2,000
                             ------         ------       ------        ------
                             74,713         80,881       73,998        80,470
                             ======         ======       ======        ======

Earnings (loss) per share  $   (.82)           .15         (.67)          .26
                             ======         ======       ======        ======

All potentially dilutive securities were excluded from the above calculations for the quarter and six months ended September 30, 1998 because they were antidilutive in accordance with Statement No. 128. Common stock options and warrants which were excluded were 6,743,000 and 6,939,000 for the quarter and six months, respectively. Potentially dilutive shares related to the convertible debt which were excluded were 7,783,000 for both the quarter and six months. Also, interest expense on the convertible debt (net of income tax effect) excluded in computing diluted earnings (loss) per share was $1,057,000 and $2,125,000 for the quarter and six months, respectively.

Options to purchase shares of common stock that were outstanding during the quarter and six months ended September 30, 1997 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below:

                             For the Quarter Ended      For the Six Months Ended
                             ---------------------      ------------------------
                              September 30, 1997           September 30, 1997
                             ---------------------      ------------------------

Number of shares under               1,287                       1,663
option (in thousands)

Range                          $19.84 - $34.75              $15.70 - $34.75
                                ==============               ==============

5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4.1 million and $3.6 million at September 30, 1998 and March 31, 1998, respectively.

6. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of April 1, 1998. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income, which consists solely of foreign currency translation adjustment, as of September 30, 1998 and March 31, 1998 was $1.4 million and $0.7 million, respectively. The adoption of this statement had no impact on operations or stockholders' equity. Comprehensive loss was $60.6 million for the quarter ended September 30, 1998 and comprehensive income was $11.6 million for the quarter ended September 30, 1997. Comprehensive loss was $49.1 million for the six months ended September 30, 1998 and comprehensive income was $20.3 million for the six months ended September 30, 1997.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 26, 1998, the Company entered into a merger agreement with May & Speh, Inc. ("May & Speh"). May & Speh, headquartered in Downers Grove, Illinois, provides computer-based information management services with a focus on direct marketing and information technology outsourcing services. The merger, which was completed September 17, 1998, has been accounted for as a pooling-of-interests. Accordingly, the condensed consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. See note 1 to the condensed consolidated financial statements for a more detailed discussion of the merger transaction.

Results of Operations

Consolidated revenue was a record $174.4 million for the quarter ended September 30, 1998, a 28% increase over the same quarter a year ago. Each of the Company's operating divisions showed strong growth over the previous year. For the six months ended September 30, 1998, revenue was $333.2 million, an increase of 28% over revenue of $259.8 million for the same period a year ago.

The following table shows the Company's revenue by division for the quarters ended September 30, 1998 and 1997 (dollars in millions):

                               1998              1997       % Increase
                               ----              ----       ----------
    Services                 $ 46.9            $ 34.5          +36%
    Alliances                  43.4              34.0          +28
    Data Products              37.8              33.7          +12
    May & Speh                 36.4              25.9          +41
    International               9.9               7.8          +27
                              -----             -----          ---
                             $174.4            $135.9          +28%
                              =====             =====          ===

Services Division revenue of $46.9 million reflects a 36% increase over the prior year despite only 7% growth in the contract with Allstate Insurance Company ("Allstate"). However, this was more than offset by strong results from the Citibank, High Tech, Publishing, Insurance, Retail, Telecommunications, and Utilities business units. The Services Division also benefited from revenue of $3.8 million in the current year's quarter related to the acquisition of Buckley Dement, which was purchased effective October 1, 1997.

Alliances Division revenue of $43.4 million increased 28% over the same quarter a year ago. The Financial Services group continued to post strong gains, increasing 28% over the same period a year ago. The Strategic Alliances business unit was up 76% over the prior year primarily due to a server sale included in the quarter. The Trans Union, Polk, and ADP business units also reported revenue gains of 30%, 24%, and 7%, respectively.

Data Products Division revenue grew 12% compared to last year. Included in the prior year results was the impact of the Pro CD retail business for part of the quarter plus the impact of the consumer file license sold to infoUSA, Inc. (formerly American Business Information, Inc.) as part of the sale of the Pro CD retail business in August of last year. Excluding the effect of these two items from the year-earlier results, the Data Products Division posted a 30% gain over the same quarter last year. DMI grew 23%, DataQuick grew 22% and the Acxiom Data Group (InfoBase)including results from the Acxiom Data Network(SM) reflected 49% growth after adjusting for the Pro CD items noted above.

The May & Speh Division reported $36.4 million revenue for the quarter reflecting a 41% increase over the same quarter a year ago. May & Speh's direct marketing services increased 17% while their outsourcing services grew 81%, including the impact of the recently signed outsourcing contract with Waste Management, Inc.

The   International   Division  revenue  of  $9.9  million  grew  27%  over  the year-earlier period reflecting 58% growth in data warehouse and list processing services, partly mitigated by slightly lower revenue from fulfillment services.

For the six months ended September 30, 1998, Services Division revenue was up 32% versus the prior year, Alliances Division was up 31%, Data Products Division was up 17%, May & Speh was up 35%, and the International Division was up 28%.

The Company's operating expenses for the quarter included $109.4 million for special charges, which are merger and integration charges associated with the May & Speh merger and the write down of other impaired assets. The charges consisted of approximately $10.7 million of transaction costs, $6.8 million in associate-related reserves, $40.5 million in contract termination costs, $11.5 million for the write down of software, $29.3 million for the write down of property and equipment, $7.8 million for the write down of goodwill and other assets, and $2.8 million in other accruals. See note 1 to the condensed consolidated financial statements for further information about the special charges.

Salaries and benefits for the quarter grew $20.1 million or 41% over the prior year's second quarter, primarily as a result of increased headcount to support growth, including the hiring of approximately 75 new associates under the new Waste Management outsourcing contract. The remainder of the increase is due to higher incentive accruals and the effect of the Sigma and Buckley Dement acquisitions. For the six months ended September 30, 1998, salaries and benefits increased 36%. Computer, communications and other equipment costs rose $5.9 million or 27% higher than the second quarter in the prior year, reflecting higher software costs and the impact of capital expenditures. For the six months, computer, communications and other equipment costs were up 23%. Data costs grew $5.4 million or 25% over the prior year reflecting the growth in data revenue, combined with the impact of migrating to fixed cost data provider contracts, higher compilation costs at DataQuick due to the high level of refinancing, and costs associated with incremental sources of data. For the six month period, data costs increased 23%. Other operating costs and expenses grew $1.4 million or 6% from the year-earlier period. Increases in these costs were offset by costs associated with a server sale in the year-earlier period. For the six months ended September 30, 1998 the increase in other operating costs and expenses was 19%.

Due to the special charges, the Company recorded a loss from operations for the quarter of $83.7 million, compared to income from operations of $20.1 million in the second quarter of the prior year. Excluding the impact of the special charges, income from operations would have been $25.7 million for the quarter, an increase of 27% over the same period a year ago. For the six months, the Company recorded a loss from operations of $64.0 million compared to income from operations of $35.1 million for the prior year. Again excluding the impact of the special charges, income from operations would have been $45.4 million, an increase of 29% over the same period a year ago.

Interest expense increased by $2.2 million compared to the previous year's second quarter as a result of higher average debt levels. Approximately $1.5 million of the increase is due to the issuance of the 5.25% convertible debt, which was issued by May & Speh in March 1998. For the six months, interest expense was up $4.0 million, and again most of the increase was due to the convertible debt. Other income and expense for both the quarter and six months consists primarily of interest income from long-term receivables related to customer contracts and investment income earned by May & Speh on cash balances and marketable securities prior to the merger.

The Company's effective tax rate, before special charges, was 37.4% for both the quarter and the six month period, compared to 37.7% for both time periods in the prior year. Portions of the special charges may not be deductible for tax purposes and therefore the tax benefit recorded on the special charges was only 30.5%. Combining both the normal tax accrual with the estimated tax benefit of the special charges results in a 28.6% tax rate for the second quarter and a 26.2% rate for the six months ended September 30, 1998. The Company continues to expect the normal rate for fiscal 1999 to remain in the 37-39% range. This estimate is based on current tax law and current estimates of earnings, and is subject to change.

The Company recorded a net loss of $61.2 million for the quarter and $49.8 million for the six months, compared to net earnings of $12.2 million for the quarter and $20.6 million for the six months in the previous year. Loss per share on both a basic and diluted basis were $.82 and $.67 for both the quarter and six months, respectively. Excluding the impact of the special charges, earnings per share would have been $.20 basic and $.18 diluted for the quarter and $.35 basic and $.32 diluted for the six month period.

Capital Resources and Liquidity

Working capital at September 30, 1998 totaled $98.7 million compared to $207.3 million at March 31, 1998. The balance at March 31, 1998 included $109.8 million in cash and cash equivalents at May & Speh as a result of the issuance of the $115 million convertible debt. Since the merger, the Company has used available cash to pay down debt. At September 30, 1998, the Company had available credit
lines  of  $119.9  million  of  which  none  was   outstanding.   The

Company's   debt-to-capital  ratio  (capital  defined  as  long-term  debt  plus stockholders' equity) was 45% at September 30, 1998. Included in the debt component of this calculation is $140 million of convertible debt, which if excluded from the debt for the purposes of this calculation would reflect a 23% debt-to-capital ratio.

Cash used by operating activities was $1.4 million for the six months ended September 30, 1998 compared to cash provided by operating activities of $32.1 million in the same period in the previous year. Earnings before interest, taxes, depreciation, and amortization ("EBITDA"), excluding the non-cash impact of the special charges recorded in the second quarter, increased by 33% compared to a year ago. The resulting operating cash flow was reduced by $92.5 million in the current year and $15.8 million in the previous year due to the net change in operating assets and liabilities, including increases in accounts receivable for each year. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities.

Investing activities used $88.6 million in the six months ended September 30, 1998 compared to $24.5 million in the year-earlier period. Investing activities in the current period included $47.2 million in capital expenditures, compared to $41.2 million in the previous year, and $18.8 million in software development, compared to $9.2 million in the previous year. Investing activities also included $22.3 million paid in the acquisitions of NormAdress and Sigma, and additional earn-out payments made for acquisitions recorded in previous years. The acquisitions of NormAdress and Sigma are discussed more fully in note 1 to the condensed consolidated financial statements. Investing activities also included $8.1 million invested in joint ventures, including $4.0 million of additional investment in Bigfoot International, Inc., an emerging technology company that provides services and tools for internet e-mail users, and $3.2 million invested in Ceres Integrated Solutions, a provider of software and analytical services to large retailers. Investing activities in the current year also include the proceeds of sales of marketable securities, which were owned by May and Speh prior to the merger with the Company.

Financing activities in the current period used $26.2 million, consisting primarily of the net repayment of debt under the revolving line of credit.
Financing activities also included $15.8 million in sales of stock, including $12.2 million received from Trans Union Corporation ("Trans Union") for the purchase of 4 million shares of stock under a warrant which was issued to Trans Union in 1992 in conjunction with the data center management agreement between Trans Union and the Company.

Construction has begun on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. Both of these buildings are scheduled to be completed and occupied before the end of fiscal 1999. Each building is being built pursuant to a 50/50 joint venture between the Company and local real estate developers. The total cost of the headquarters and customer service projects is expected to be approximately $7.5 million and $12.0 million, respectively. The Company expects other capital expenditures to total approximately $85-90 million in fiscal 1999.

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

Year 2000

Many computer systems ("IT Systems') and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. This could manifest in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process or transmit data, or engage in normal business activities. As a result, the Company is engaged in an extensive project to remediate or replace its date-sensitive IT systems and non-IT systems.

The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The information presented is based on the Company's best estimates, which were derived utilizing a number of assumptions of future events, including the continued availability of internal and external resources, third party modifications, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to correctly modify the systems would not have a material adverse effect on the Company.

Since 1996 the Company has been engaged in an enterprise-wide effort ("the Project") to address the risks associated with the Year 2000 problem, both internal and external. Under the Project, the Company has established a project office comprised of representatives from each of the operating divisions of the Company. A Company readiness champion and project leader are responsible for the readiness process which includes deliverables such as plans, reviews, and appropriate sign offs by the appropriate business unit leaders and the Company's Year 2000 leadership. The Project also includes the dissemination of internal communications and status reports on a regular basis to senior leadership.

The Company believes that it has identified and evaluated its internal Year 2000 issues and that sufficient resources are being devoted to renovating IT and non-IT systems that are not already "Year 2000 ready." The Company is operating on an internal deadline of December 31, 1998, and expects any residual activity to conclude before March 31, 1999. This will allow the Company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during the remainder of 1999.

The Project involves four phases: (1) planning; (2) remediation; (3) testing; and (4) certification. The planning phase involves developing a detailed inventory of applications and systems, identifying the scope of necessary remediation to each application or system, and establishing a conversion schedule. During the remediation phase, source codes are actually converted, date fields are expanded or windowed, and the remediated system is tested to ensure it is functionally the same as the existing production version. In the testing phase, test data is prepared and the application is tested using a variety of Year 2000 scenarios. The certification phase validates that a system can run successfully in a Year 2000 environment and appropriate internal sign offs have been obtained.

The following chart indicates the estimated state of completion, as well as the planned date of completion of each phase of the project. It is important to note that each project must complete the previous phase before moving to the next phase.

                      Current          Planned              Planned
                      October          December             December
                       1998              1998                 1999
                      -------          --------             --------
   Planning             90%              100%                 100%
   Remediation          70%               90%                 100%
   Testing              60%               80%                 100%
   Certification        20%               75%                 100%

With regard to the Company's operational platforms (hardware, operating systems and vendor software) in the Company's primary data center located at the headquarters location, mainframes are currently 95% Year 2000 ready and servers are 89% Year 2000 ready.

The financial impact of the Year 2000 Project to the Company has not been, and is not expected to be, material to its financial position or results of operations in any given fiscal year. The costs to date associated with the Year 2000 effort primarily represent a reallocation of existing Company resources. Because of the range of possible issues and the large number of variables involved (including the Year 2000 readiness of any entities acquired by the Company), it is impossible to accurately quantify the potential cost of problems if the Company's remediation efforts or the efforts of those with whom it does business are not successful. Such costs and any failure of such remediation efforts could result in a loss of business, damage to the Company's reputation, and legal liability.

The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 issues can be mitigated. But the systems of vendors on which the Company's systems rely may not be converted in a timely fashion, or a vendor or customer may fail to convert its software or may implement a conversion that is incompatible with the Company's systems, which could have a material adverse impact on the Company.

In order to assess the readiness status of the Company's vendors, the Company has contacted each vendor, via written and/or telephone inquiries, regarding its Year 2000 status and has set up an internal database of this information. The Company is in the process of obtaining written commitments from each vendor that the products supplied to the Company are or will be (by a date certain) Year 2000 ready. As of October 31, 1998, the Company had received responses to 78% of its inquiries. The Company is also relying on representations made or contained in its vendors' web sites. The Company has also identified and is communicating with customers to determine if such customers have an effective plan in place to address their Year 2000 issues, and to determine the extent of the Company's vulnerability to the failure of such customers to remediate their own Year 2000 issues.

The Company believes that the most likely risks of serious Year 2000 business disruptions are external in nature, such as disruptions in telecommunications, electric, or transportation services. In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers and computer hardware and software suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company. Of all the external risks, the Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended and/or extensive communications failure.

In an effort to reduce the risks associated with the Year 2000 problem, the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative power supplies and communication lines. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

Notwithstanding any contingency plan of the Company, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the

Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party vendors and customers. The Company believes that the continued implementation of the Project will reduce the possibility of significant interruptions to the Company's normal business operations.

Other Information

The Company has had a long-term contractual relationship with Allstate. The initial contract had a five-year term beginning in September, 1992. The contract is automatically renewed for one-year periods if no cancellation notice is given six months prior to an anniversary date, after the five-year term. The contract currently extends until September, 1999. The Company is currently in negotiations with Allstate to further extend the relationship and provide for an additional five-year contract with a five-year renewal option.

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

Form 10-Q


                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on September 17, 1998. At the meeting, the shareholders approved the election of three directors. Voting results for each individual nominee were as follows: Rodger S. Kline, 41,391,659 votes for and 2,625,625 votes withheld; Robert A. Pritzker, 43,051,159 votes for and 966,125 votes withheld; and James T. Womble, 41,388,836 votes for and 2,628,448 votes withheld. The shareholders also approved the issuance of up to 31,100,000 shares of common stock pursuant to the Amended and Restated Merger Agreement dated as of May 26, 1998, by and among Acxiom
         Corporation, ACX Acquisition Co., Inc. and May & Speh, Inc. Voting results for the merger proposal were as follows: 38,288,590 votes for, 118,338 votes withheld, and 76,676 votes abstaining from the vote.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27     Financial Data Schedule

         (b)  Reports on Forms 8-K.

              A report was filed on September 18, 1998, which reported the shareholders' approval of the merger with May & Speh, Inc.

Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Acxiom Corporation




Dated:  November 16, 1998
                                         By:  /s/ Robert S. Bloom
                                            ------------------------------------
                                             (Signature)
                                             Robert S. Bloom
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q


            Exhibit Number                              Exhibit

                  27                             Financial Data Schedule