Form 10-Q
period 1998-12-31
ACXIOM CORP
filed 1999-02-16
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998   OR


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

                               Yes X        No

     The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of February 8, 1999 was 78,128,478.

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
                                   (Unaudited)
                             (Dollars in thousands)

                                                  December 31,        March 31,
                                                      1998              1998
                                                  ------------      ------------
           Assets
Current assets:
  Cash and cash equivalents                        $   3,208           115,510
  Marketable securities                                    -            11,794
  Trade accounts receivable, net                     179,553           118,281
  Refundable income taxes                             13,619             7,670
  Other current assets                                46,171            34,615
                                                     -------           -------
     Total current assets                            242,551           287,870
                                                     -------           -------
Property and equipment                               319,535           301,393
  Less - Accumulated depreciation and                116,841           115,709
    amortization                                     -------           -------
Property and equipment, net                          202,694           185,684
                                                     -------           -------
Software, net of accumulated amortization             41,866            38,673
Excess of cost over fair value of net
  assets acquired                                     91,528            73,851
Other assets                                         165,689            87,072
                                                     -------           -------
                                                   $ 744,328           673,150
                                                     =======           =======
    Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt              13,350            10,466
  Trade accounts payable                              27,990            21,946
  Accrued payroll and related expenses                 9,075            18,293
  Accrued merger and integration costs                34,881                 -
  Other accrued expenses                              20,753            20,846
  Deferred revenue                                     4,373            11,197
                                                     -------           -------
    Total current liabilities                        110,422            82,748
                                                     -------           -------
Long-term debt, excluding current installments       312,582           254,240
Deferred income taxes                                 34,966            34,968
Stockholders' equity:
  Common stock                                         7,861             7,405
  Additional paid-in capital                         139,701           121,130
  Retained earnings                                  139,901           175,946
  Foreign currency translation adjustment                901               676
  Unearned ESOP compensation                               -            (1,782)
  Treasury stock, at cost                             (2,006)           (2,181)
                                                     -------           -------
  Total stockholders' equity                         286,358           301,194
                                                     -------           -------
Commitments and contingencies                      $ 744,328           673,150
                                                     =======           =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   For the Three Months Ended

                                                          December 31

                                                   1998                 1997
                                                  -------              -------

Revenue                                         $ 187,912              147,042
Operating costs and expenses:
  Salaries and benefits                            64,784               54,332
  Computer, communications and other equipment     29,352               22,173
  Data costs                                       25,124               21,741
  Other operating costs and expenses               33,688               23,929
  Special charges                                   9,375                4,700
                                                  -------              -------
    Total operating costs and expenses            162,323              126,875
                                                  -------              -------
Income from operations                             25,589               20,167
                                                  -------              -------
Other income (expense):
  Interest expense                                 (4,518)              (2,016)
  Other, net                                          860                  834
                                                  -------              -------
                                                   (3,658)              (1,182)
                                                  -------              -------

Earnings before income taxes                       21,931               18,985
Income taxes                                        8,172                7,124
                                                  -------              -------
Net earnings                                    $  13,759               11,861
                                                  =======              =======
Earnings per share:

     Basic                                      $    0.18                 0.16
                                                     ====                 ====
     Diluted                                    $    0.17                 0.15
                                                     ====                 ====

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                  For the Nine Months Ended

                                                         December 31

                                                   1998               1997
                                                  -------            -------

Revenue                                         $ 521,080            406,870
Operating costs and expenses:
  Salaries and benefits                           194,970            149,909
  Computer, communications and other equipment     81,901             64,801
  Data costs                                       77,686             64,325
  Other operating costs and expenses               86,170             67,905
  Special charges                                 118,747              4,700
                                                  -------            -------
    Total operating costs and expenses            559,474            351,640
                                                  -------            -------
Income (loss) from operations                     (38,394)            55,230
                                                  -------            -------
Other income (expense):
  Interest expense                                (12,917)            (6,445)
  Other, net                                        5,717              3,263
                                                  -------            -------
                                                   (7,200)            (3,182)
                                                  -------            -------
Earnings (loss) before income taxes               (45,594)            52,048
Income taxes                                       (9,549)            19,580
                                                  -------            -------
Net earnings (loss)                             $ (36,045)            32,468
                                                  =======            =======
Earnings (loss) per share:

     Basic                                      $   (0.48)              0.45
                                                  =======            =======
     Diluted                                    $   (0.48)              0.41
                                                  =======            =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Dollars in thousands)
                                                   For the Nine Months Ended

                                                          December 31


                                                   1998                1997
                                                  -------             -------
Cash flows from operating activities:
  Net earnings (loss)                           $ (36,045)             32,468
  Non-cash operating activities:
    Depreciation and amortization                  45,696              33,599
    Gain on disposal of assets                        (23)               (961)
    Provision for returns and doubtful accounts     2,153                 696
    Deferred income taxes                               -               4,727
    ESOP principal payments                         1,782               1,782
    Non-cash component of special charges          92,062                   -
    Changes in operating assets and liabilities:
      Accounts receivable                         (61,130)            (28,752)
      Other assets                                (22,936)            (26,615)
      Accounts payable and other liabilities      (16,942)             10,642
                                                  -------             -------
      Net cash provided (used) by operating
        activities                                  4,617              27,586
                                                  -------             -------
  Cash flows from investing activities:
    Disposition of assets                             693              27,898
    Development of software                       (20,379)            (11,271)
    Capital expenditures                          (87,290)            (59,797)
    Purchases of marketable securities                  -              (5,777
    Sales of marketable securities                 11,794              17,918
    Investments in joint ventures                 (10,607)             (4,942)
    Net cash paid in acquisitions                 (22,296)            (20,632)
                                                  -------             -------
      Net cash used by investing activities      (128,085)            (56,603)
                                                  -------             -------
  Cash flows from financing activities:
    Proceeds from debt                             90,758              26,605
    Payments of debt                              (98,799)             (8,412)
    Sale of common stock                           19,202               6,731
                                                  -------             -------
      Net cash provided by financing activities    11,161              24,924
                                                  -------             -------
      Effect of exchange rate changes on cash           5                   8
                                                  -------             -------
      Net decrease in cash and cash equivalents  (112,302)             (4,085)
  Cash and cash equivalents at beginning of
    period                                        115,510               9,695
                                                  -------             -------
  Cash and cash equivalents at end of period    $   3,208               5,610
                                                  =======             =======
  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                  $  12,312               4,828
      Income taxes                                  4,732              10,211
                                                  =======             =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 16 of the Notes to Consolidated Financial Statements filed as a part of the Registrant's restated consolidated financial statements as a result of the Registrant's merger with May & Speh, Inc., as filed with the Securities and Exchange Commission on a Form 8-K dated February 8, 1999.

                      ACXIOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. On September 17, 1998, the Company acquired all of the outstanding capital stock of May & Speh, Inc. ("May & Speh") by exchanging .80 shares of the
     Company's stock for each share of May & Speh stock. Accordingly, the Company exchanged 20,858,923 shares of its common stock for all of the outstanding shares of capital stock of May & Speh. Additionally, the Company assumed all of the currently outstanding options granted under May & Speh's stock option plans, with the result that 4,289,202 shares of the Company's common stock became subject to issuance upon exercise of such options. The Company also assumed May & Speh's convertible subordinated debt, which is now convertible into 5,783,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. Included in the statement of operations for the nine months ended December 31, 1998 are revenues of $66.6 million and earnings before income taxes of $15.1 million for May & Speh for the period from April 1, 1998 to September 17, 1998. For the nine months ended December 31, 1997, May & Speh had revenue of $75.9 million and earnings before income taxes of $12.2 million.

     In the quarter ended September 30, 1998, the Company recorded special charges totaling $109.4 million related to merger and integration charges associated with the May & Speh merger and the write down of other impaired assets. During the quarter ended December 31, 1998, the Company recorded additional merger and integration charges of $9.4 million, for a total special charge during the nine-month period of $118.7 million. The charges consisted of approximately $10.7 million of transaction costs to be paid to investment bankers, accountants, and attorneys; $8.1 million in associate-related reserves, principally employment contract termination costs and severance costs; $48.5 million in contract termination costs; $11.5 million for the write down of software; $29.3 million for the write down of property and equipment; $7.8 million for the write down of goodwill and other assets; and $2.8 million in other write downs and accruals. Approximately $110.1 million of the charge was for duplicative assets or costs directly attributable to the May & Speh merger. The remaining $8.6 million related to other impaired assets which were impaired during the second quarter, primarily $5.7 million related to goodwill and shut-down costs associated with the closing of certain business locations in New Jersey, Malaysia, and the Netherlands, which occurred during the second quarter.

     The following table shows the balances which were accrued as of September 30, 1998 and the changes in those balances during the quarter ended December 31, 1998 (dollars in thousands):

                               September 30   Additions   Payments   December 31
                               ------------   ---------   --------   -----------
                                   1998                                 1998
                                   ----                                 ----

     Transaction costs           $ 9,163            -       8,938         225
     Associate-related reserves    6,783        1,375       2,912       5,246
     Contract termination costs   40,500        8,000      21,500      27,000
     Other accruals                2,490            -          80       2,410
                                  ------        -----      ------      ------
                                 $58,936        9,375      33,430      34,881
                                  ======        =====      ======      ======


     The Company expects that the remaining transaction costs will be paid in cash during the next three to six months. The associate-related reserves will be paid over the next three to nine months. The contract termination costs will be paid out over the next 15 months. The other accruals will be paid out over periods ranging up to five years.

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

     Effective May 1, 1998, May & Speh acquired substantially all of the assets of SIGMA Marketing Group, Inc. ("Sigma"), a full-service database marketing company headquartered in Rochester, New York. Under the terms of the agreement, May & Speh paid $15 million at closing for substantially all of Sigma's assets, and will pay the former owners up to an additional $6 million, the substantial portion of which is contingent on certain operating objectives being met. Sigma's former owners were also issued warrants to acquire 276,800 shares of the Company's common stock at a price of $17.50 per share in connection with the transaction. Sigma's results of operations are included in the Company's consolidated results of operations beginning May 1, 1998. This acquisition was accounted for as a purchase. The excess of cost over net assets acquired of $20.2 million is being amortized using the straight-line method over 40 years. The pro forma effect of the acquisition is not material to the Company's results of operations for the periods reported.

     On December 31, 1998, the Company entered into a definitive agreement to acquire Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its affiliated companies in a stock-for-stock merger. The merger is expected to be completed prior to the Company's fiscal year end, subject to the absence of any material adverse changes in Computer Graphics' business prior to closing and subject to the approval of the shareholders of
     Computer Graphics. Computer Graphics, a privately held enterprise headquartered in Phoenix, Arizona, is a computer service bureau principally serving financial services direct marketers. This merger is expected to be accounted for as a pooling-of-interests.

2. Included in other assets are unamortized outsourcing capital expenditure costs in the amount of $27.6 million and $25.0 million at December 31, 1998 and March 31, 1998, respectively. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $17.5 million and $20.3 million at December 31, 1998 and March 31, 1998, respectively. The current portion of such receivables is included in other current assets in the amount of $11.5 million and $9.5 million as of December 31, 1998 and March 31, 1998, respectively. Other assets also included $71.3 million and $10.3 million in enterprise systems software licenses at December 31, 1998 and March 31, 1998, respectively. Such licenses are amortized over the estimated useful life of the license.

3.   Long-term debt consists of the following (dollars in thousands):

                                                    December 31,     March 31,
                                                        1998           1998

     5.25% Convertible subordinated notes             $115,000        115,000
     due 2003; convertible at the option of
     the holder into shares of common stock
     at a conversion price of $19.89 per
     share; redeemable at the option of the
     Company at any time after April 3, 2001

     Unsecured revolving credit agreement               50,572         36,445

     6.92% Senior notes due March 30, 2007,             30,000         30,000
     payable in annual installments of $4,286 commencing March 30, 2001; interest is payable semi-annually

     3.12% Convertible note, interest and               25,000         25,000
     principal due April 30, 1999; convertible at maturity into two million shares of common stock

     Capital leases on land, buildings and              21,706         22,818
     equipment payable in monthly payments
     of $357 of principal and interest;
     remaining terms of from five to twenty
     years; interest rates at approximately 8%

     8.5% Unsecured term loan; quarterly                 9,200          9,800
     principal payments of $200 plus interest with the balance due in 2003

     9.75% Senior notes, due May 1, 2000,                4,286          6,429
     payable in annual installments of $2,143 each May 1; interest is payable semi-annually

     Enterprise software license liabilities            64,343         10,949
     payable over terms of from five to seven years

     Other capital leases, debt and long-term            5,825          8,265
     liabilities                                       -------        -------

           Total long-term debt                        325,932        264,706

        Less current installments                       13,350         10,466
                                                       -------        -------

     Long-term debt, excluding current                $312,582        254,240
     installments                                      =======        =======

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

     Also as a result of the merger with May & Speh, the Company was required to offer to repurchase the 5.25% convertible subordinated notes at face value. To date, no holders have accepted the offer. The Company does not expect the holders to accept the offer, as the face value of the notes is less than the value of the shares into which they are convertible. Accordingly, these notes continue to be classified as long-term.

     At December 31, 1998, due to the merger with May & Speh and the special charges booked during the year, the Company was in violation of certain restrictive covenants under the unsecured revolving credit agreement and the 9.75% senior notes. The violations of each of these agreements has been waived by the respective lenders.

     In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the construction loans for the buildings. The aggregate amount of the guarantees at December 31, 1998 was $6.0 million. The total cost of the two building projects is expected to be approximately $19.5 million.

4. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (dollars in thousands, except per share amounts):

                               For the Quarter Ended   For the Nine Months Ended
                               ---------------------   -------------------------
                               December     December     December     December
                                  31           31           31           31
                               --------     --------     --------     --------
                                 1998         1997         1998         1997

     Basic earnings (loss)
      per share:
       Numerator - net
        earnings (loss)        $13,759       11,861      (36,045)      32,468
                                ======       ======       ======       ======

     Denominator (weighted
      average shares
      outstanding)              77,692       72,300       75,230       72,042
                                ======       ======       ======       ======

     Earnings (loss) per
      share                    $   .18          .16         (.48)         .45
                                   ===          ===          ===          ===


     Diluted earnings (loss)
      per share:
       Numerator:
         Net earnings (loss)   $13,759       11,861      (36,045)      32,468
         Interest expense on
           convertible debt
           (net of tax effect)   1,083          111            -          334
                                ------       ------       ------       ------
                               $14,842       11,972      (36,045)      32,802
                                ======       ======       ======       ======

     Denominator:
       Weighted average shares
         out-standing           77,692       72,300       75,230       72,042
       Effect of common stock
         options and warrants    4,451        6,740            -        6,618
       Convertible debt          7,783        2,000            -        2,000
                                ------       ------       ------       ------
                                89,926       81,040       75,230       80,660
                                ======       ======       ======       ======

     Earnings (loss) per share    $.17          .15         (.48)         .41
                                   ===          ===          ===          ===

     All potentially dilutive securities were excluded from the above calculations for the nine months ended December 31, 1998 because they were antidilutive in accordance with Statement of Financial Accounting Standards No. 128. The effects of common stock options and warrants which were excluded were 6,110,000. Potentially dilutive shares related to the convertible debt which were excluded were 7,783,000. Also, interest expense on the convertible debt (net of income tax effect) excluded in computing diluted earnings (loss) per share for the nine months was $3,208,000.

     Options to purchase shares of common stock that were outstanding during the other periods reported, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, are shown below:

                                                                  For the Nine
                                 For the Quarter Ended            Months Ended
                             -----------------------------        ------------
                             December 31       December 31         December 31
                             -----------       -----------         -----------
                                1998              1997                1997
                                ----              ----                ----

     Number of shares
       under option (in
       thousands)              1,378             1,824               1,716

     Range of exercise
       prices             $24.81 - $54.00   $17.03 - $35.92     $15.70 - $35.92
                           ==============    ==============      ==============

5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $4.8 million and $3.6 million at December 31, 1998 and March 31, 1998, respectively.

6. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of April 1, 1998. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income, which consists solely of foreign currency translation adjustment, as of December 31, 1998 and March 31, 1998, was $0.9 million and $0.7 million, respectively. The adoption of this statement had no impact on operations or stockholders' equity. Comprehensive income was $13.3 million for the quarter ended December 31, 1998 and was $12.4 million for the quarter ended December 31, 1997. Comprehensive loss was $35.8 million for the nine months ended December 31, 1998 and comprehensive income was $32.8 million for the nine months ended December 31, 1997.

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

Results of Operations

Consolidated revenue was a record $187.9 million for the quarter ended December 31, 1998, a 28% increase over the same quarter a year ago. For the nine months ended December 31, 1998, revenue was $521.1 million, an increase of 28% over revenue of $406.9 million for the same period a year ago.

The following table shows the Company's revenue by operating division for the quarters ended December 31, 1998 and 1997 (dollars in millions):

                                           1998         1997      % Change
                                           ----         ----      --------
         Services                         $51.5        $38.1        +35%
         Alliances                         49.7         39.3        +26
         Data Products (direct view)       33.1         33.5        - 1
         May & Speh                        43.0         26.4        +63
         International                     10.6          9.7        + 9
                                          -----        -----        ---
                                         $187.9       $147.0        +28%
                                          =====        =====        ===

         Data Products (product view)     $45.7        $40.2        +14%
                                           ====         ====        ===

Services Division revenue of $51.5 million for the quarter reflects a 35% increase over the prior year. Revenue related to the Allstate Insurance Company ("Allstate") contract grew 14%. Other Services Division business units reporting good growth included retail, up 54%; Citicorp, up 44%; pharmaceutical, up 49%; publishing, up 11%; the technology business unit, which more than doubled; and the telecommunications business unit, which nearly quadrupled. These increases were partially offset, however, by the insurance business unit which was flat compared to the prior year and utilities, which reported lower revenues than the prior year.

Alliances Division revenue of $49.7 million increased 26% over the same quarter a year ago. The Financial Services group continued to show strong results, with revenue up 43% over the prior year. Also, revenue from the Trans Union
Corporation ("Trans Union") business units grew 20% and the other Alliances Division business units grew 13%, including the Polk business unit which grew 23% combined with flat revenue from the strategic alliances business unit.

Data Products Division revenue of $33.1 million was essentially flat compared to last year. Within the Data Products Division, the Acxiom Data Group (InfoBase) grew 40% while Direct Media reported a modest 3% gain over the prior year and DataQuick fell 13%. Direct Media, which operates in a more mature industry, was also comparing against strong results in the year ago quarter. DataQuick results in the prior year benefited from a license of their data to the Polk Company. It should also be noted that the discussion above presents the Data Products Division on a direct view, that is, their results from direct sales channels. Not included are data sales made to customers of the Services and Alliances Divisions whose data sales are reported in those divisions. Combining these sales with the direct sales channels (or the "product view") reflects the primary way the Data Products Division is measured internally. On the product view, the Data Products Division reported revenues of $45.7 million reflecting a 14% increase over the prior year.

The May & Speh Division reported $43.0 million revenue for the quarter reflecting a 63% increase over the same quarter a year ago. May & Speh's outsourcing business more than doubled while direct marketing services grew 17% over the prior year. The increase in outsourcing includes the impact of the recently signed outsourcing contract with Waste Management, Inc.

The International Division revenue of $10.6 million grew 9% over the year-earlier period reflecting 41% growth in data warehouse and list processing services, partly offset by a 31% decline in fulfillment services. The decline in fulfillment services is primarily due to a significant project in the prior year that did not recur in the current year.

For the nine months ended December 31, 1998, Services Division revenue was up 33% versus the prior year, Alliances Division was up 29%, Data Products Division was up 11%, May & Speh was up 44%, and the International Division was up 21%. In general, the discussion above related to the third quarter is also relevant to the increases for the nine months.

Salaries and benefits for the quarter grew $10.5 million or 19% over the prior year's third quarter, primarily as a result of normal merit increases and increased headcount to support growth, including the hiring of approximately 75 new associates under the new Waste Management, Inc. outsourcing contract. For the nine months ended December 31, 1998, salaries and benefits increased 30%, which also reflects merit increases and increased headcount, but also includes increases of $4.5 million due to acquisitions, primarily Buckley Dement and Sigma. Computer, communications and other equipment costs rose $7.2 million or 32% higher than the third quarter in the prior year, reflecting higher software costs and the impact of capital expenditures. For the nine months, computer, communications and other equipment costs were up 26% for the same reasons. Data costs grew $3.4 million or 16% over the prior year reflecting the growth in data revenue. This growth, combined with the impact of migrating to fixed cost data provider contracts, higher compilation costs at DataQuick due to the high level of refinancings, and costs associated with incremental sources of data, caused data costs for the nine months to increase

21%. Other operating costs and expenses grew $9.8 million or 41% from the year-earlier quarter, reflecting higher costs due to the higher revenue along with increases in advertising, goodwill amortization, consulting, and facilities costs. For the nine months ended December 31, 1998 the increase in other operating costs and expenses was 27%, which is in line with the increase in revenue.

The Company's operating expenses for the quarter included an additional $9.4 million for special charges, which are merger and integration charges associated with the May & Speh merger and the write down of other impaired assets. Together with the special charges recorded in the second quarter, the total special charges for the nine-month period totaled $118.7 million. The charges consisted of approximately $10.7 million of transaction costs, $8.1 million in associate-related reserves, $48.5 million in contract termination costs, $11.5 million for the write down of software, $29.3 million for the write down of property and equipment, $7.8 million for the write down of goodwill and other assets, and $2.8 million in other accruals. See note 1 to the condensed consolidated financial statements for further information about the special charges. In the third quarter last year, May & Speh recorded a $4.7 million special charge primarily for severance costs.

Income from operations for the quarter was $25.6 million, an increase of 27% from the comparable period a year ago. Excluding the impact of the special charges, income from operations would have been $35.0 million for the current quarter, compared to $24.9 million in the prior year, an increase of 41%. For the nine months ended December 31, 1998, the Company recorded a loss from operations of $38.4 million compared to income from operations of $55.2 million in the prior year. Again excluding the impact of the special charges, operating income would have been $80.4 million for the nine months, an increase of 34% compared to the previous year's total of $59.9 million.

Interest expense increased by $2.5 million compared to the previous year's third quarter as a result of higher average debt levels. Approximately $1.5 million of the increase is due to the issuance of the 5.25% convertible debt, which was issued by May & Speh in March 1998. For the nine months, interest expense was up $6.5 million for the same reasons. Other income and expense for both the quarter and nine months consists primarily of interest income from long-term receivables related to customer contracts and investment income earned by May & Speh on cash balances and marketable securities prior to the merger.

The Company's effective tax rate, before special charges, was 37.2% for the quarter and 37.3% for the nine-month period, compared to 37.4% and 37.6% for the respective periods in the prior year. Portions of the special charges may not be deductible for tax purposes and therefore the tax benefit recorded on the special charges was only 31.0%. Combining both the normal tax accrual with the estimated tax benefit of the special charges results in a 37.3% tax rate for the third quarter and a 20.9% rate for the nine months ended December 31, 1998. The Company continues to expect the normal rate for fiscal 1999 to remain in the 37-39% range. This estimate is based on current tax law and current estimates of earnings, and is subject to change.

The Company recorded net earnings of $13.8 million for the quarter and a net loss of $36.0 million for the nine months, compared to net earnings of $11.9 million for the quarter and $32.5 million for the nine months in the previous year. Earnings per share for the quarter on a basic and diluted basis were $.18 and $.17, respectively. For the nine months, loss per share on both a basic and diluted basis was $.48. Excluding the impact of the special charges, earnings per share would have been $.25 basic and $.23 diluted for the quarter and $.61 basic and $.55 diluted for the nine-month period.

Capital Resources and Liquidity

Working capital at December 31, 1998 totaled $132.1 million compared to $205.1 million at March 31, 1998. The balance at March 31, 1998 included $98.0 million in cash and cash equivalents at May & Speh as a result of the issuance of the $115 million convertible debt. Since the merger, the Company has used available cash to pay down debt. At December 31, 1998, the Company had available credit lines of $126.5 million of which $50.6 million was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 52% at December 31, 1998, compared to 46% at March 31, 1998. Included in the debt component of this calculation is $140 million of convertible debt which, if considered equity for the purposes of this calculation, would reflect a 29% debt-to-capital ratio at December 31, 1998.

Cash provided by operating activities was $4.6 million for the nine months ended December 31, 1998 compared to cash provided by operating activities of $27.6 million in the same period in the previous year. Earnings before interest, taxes, depreciation, and amortization ("EBITDA"), excluding the impact of the special charges recorded in the current year, increased by 36% compared to a year ago. The resulting operating cash flow was reduced by $101.0 million in the current year and $44.7 million in the previous year due to the net change in operating assets and liabilities, including significant increases in accounts receivable for each year. The Company is taking steps to emphasize collections of accounts receivable, to mitigate any additional cash flow effects of future increases. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities.

Investing activities used $128.1 million in the nine months ended December 31, 1998 compared to $56.6 million in the year-earlier period. Investing activities in the current period included $87.3 million in capital expenditures, compared to $59.8 million in the previous year, and $20.4 million in software development, compared to $11.3 million in the previous year. The Company expects additional capital expenditures to total approximately $20 to $25 million in the fourth quarter. Investing activities also included $22.3 million paid in the acquisitions of NormAdress, Sigma, and additional earn-out payments made for acquisitions recorded in previous years. The acquisitions of NormAdress and Sigma are discussed more fully in note 1 to the condensed consolidated financial statements. Investing activities also included $10.6 million invested in joint ventures, including $4.0 million of additional investment in Bigfoot International, Inc., an emerging technology company that provides services and tools for internet e-mail users, and $3.3 million invested in Ceres Integrated Solutions, a provider of software and analytical services to large retailers. Investing activities in the current year also include the proceeds of sales of marketable securities, which were owned by May & Speh prior to the merger with the Company.

Financing activities in the current period provided $11.2 million. Financing activities included $19.2 million in sales of stock, including $12.2 million received from Trans Union for the purchase of 4 million shares of stock under a warrant which was issued to Trans Union in 1992 in conjunction with the data center management agreement between Trans Union and the Company. The remaining financing activities consisted of net repayments of debt.

Construction is continuing on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. Both of these buildings are scheduled to be completed and occupied before the end of fiscal 1999. Each building is being built pursuant to a 50/50 joint venture between the Company and local real estate developers. The total cost of the headquarters and customer service projects is expected to be approximately $7.5 million and $12.0 million, respectively.

On January 4, 1999 the Company announced the acquisition of three database marketing units from Deluxe Corporation. The purchase price was $18 million in cash with an additional $5.6 million to be paid April 1, 1999. The units are expected to add over $20 million in annual revenue and to have little impact on earnings in the current fiscal year.

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


Year 2000

Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. This could manifest in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process or transmit data, or engage in normal business activities. As a result, the Company remains engaged in an extensive project to remediate or replace its date-sensitive IT systems and non-IT systems.

The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The information presented is based on the Company's best estimates, which were derived utilizing a number of assumptions of future events, including the continued availability of internal and external resources, third party modifications, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Although the Company believes it is able to make the necessary modifications in advance, there can be no guarantee that failure to correctly modify the systems would not have a material adverse effect on the Company.

Since 1996 the Company has been engaged in an enterprise-wide effort ("the Project") to address the risks associated with the Year 2000 problem, both internal and external. Under the Project, the Company has established a project office comprised of representatives from each of the operating divisions of the Company. A Company readiness champion and project leader are responsible for the readiness process which includes deliverables such as plans, reviews, and appropriate sign-offs by the appropriate business unit leaders and the Company's Year 2000 leadership. The Project also includes the dissemination of internal communications and status reports on a regular basis to senior leadership.

The Company believes that it has identified and evaluated its internal Year 2000 issues and that sufficient resources are being devoted to renovating IT systems and non-IT systems that are not already "Year 2000 ready." The Company set an internal deadline of December 31, 1998 to achieve Year 2000 readiness status, with any residual activity to conclude before March 31, 1999. This timetable was developed to allow the Company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. Overall, the Company substantially met this internal deadline, with remaining exceptions to be completed by March, 31, 1999. Such exceptions include recent mergers and acquisitions, as well as customer and vendor driven dependencies.

The Project involves four phases: (1) planning; (2) remediation; (3) testing; and (4) certification. The planning phase involves developing a detailed inventory of applications and systems, identifying the scope of necessary remediation to each application or system, and establishing a conversion schedule. During the remediation phase, source codes are actually converted, date fields are expanded or windowed, and the remediated system is tested to ensure it is functionally the same as the existing production version. In the testing phase, test data is prepared and the application is tested using a variety of Year 2000 scenarios. The certification phase validates that a system can run successfully in a Year 2000 environment and appropriate internal sign-offs have been obtained.

The following chart indicates the estimated state of completion, as well as the planned date of completion of each phase of the project. It is important to note that each project must complete the previous phase before moving to the next phase.

                            Current          Planned           Planned
                            January          December          December
                             1999              1998              1999
                             ----              ----              ----
         Planning             99%              100%              100%
         Remediation          93%               90%              100%
         Testing              82%               80%              100%
         Certification        79%               75%              100%

With regard to the Company's operational platforms (hardware, operating systems and vendor software) in the Company's primary data center located at the headquarters location, mainframes and servers are both currently 95%Year 2000 ready.

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

In order to assess the readiness status of the Company's vendors, the Company has contacted each vendor, via written and/or telephone inquiries, regarding its Year 2000 status and has set up an internal database of this information. The Company is in the process of obtaining written commitments from each vendor that the products supplied to the Company are or will be (by a date certain) Year 2000 ready. As of February 1, 1999, the Company had received responses to 83% of its inquiries. The Company is also relying on representations made or contained in its vendors' web sites. In addition, the Company has identified and is communicating with customers to determine if such customers have an effective plan in place to address their Year 2000 issues, and to determine the extent of the Company's vulnerability to the failure of such customers to remediate their own Year 2000 issues.

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

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27     Financial Data Schedule

         (b)  Reports on Forms 8-K.

              A report was filed on February 8, 1999, which reported the Registrant's restated consolidated financial statements as a result of the Registrant's merger with May & Speh, Inc.

Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Acxiom Corporation


Dated:  February 16, 1999
                                            By:   /s/ Robert S. Bloom
                                               ---------------------------------
                                               (Signature)
                                               Robert S. Bloom
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q


             Exhibit Number                              Exhibit

                   27                             Financial Data Schedule