Form 10-Q/A
period 1998-12-31
ACXIOM CORP
filed 1999-05-17
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A

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

     The transaction costs are fees which were incurred as a direct result of the merger transaction. The associate-related reserves include 1) payments to be made under a previously existing employment agreement with one terminated May & Speh executive in the amount of $3.5 million, 2) payments to be made under previously existing employment agreements with seven May & Speh executives who are remaining with Acxiom, but are entitled to payments totaling $3.6 million due to the termination of their employment agreements, and 3) involuntary termination benefits aggregating $1.0 million to seven May & Speh and Acxiom employees whose positions have been or will be eliminated. One of the seven positions, for which $0.7 million was accrued, was not related to the May & Speh merger, but related to an Acxiom associate whose position was eliminated as a result of the closure of Acxiom's New Jersey business location, which occurred during the second quarter. As of December 31, 1998, one of the seven associates has been terminated.

     The contract termination costs are costs which have been incurred to terminate duplicative software contracts. The amounts recorded represent cash payments which Acxiom has made or will make to the software vendors to terminate existing May & Speh agreements.

     For all other write downs and costs, Acxiom performed an analysis as required under Statement of Financial Accounting Standards No. 121 to determine whether and to what extent any assets were impaired as a result of the merger. The analysis included estimating expected future cash flows from each of the assets which were expected to be held and used by Acxiom. These expected cash flows were compared to the carrying amount of each asset to determine whether an impairment existed. If an impairment was indicated, the asset was written down to its fair value. Quoted market prices were used to estimate fair value when market prices were available. In cases where quoted prices were not available, Acxiom estimated fair value using internal valuation sources. In the case of assets to be disposed of, Acxiom compared the carrying value of the asset to its estimated fair value, and if an impairment was indicated, wrote the asset down to its estimated fair value.

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

3.   Long-term debt consists of the following (dollars in thousands):

                                                    December 31,     March 31,
                                                        1998           1998

     5.25% Convertible subordinated notes             $115,000        115,000
     due 2003; convertible at the option of
     the holder into shares of common stock
     at a conversion price of $19.89 per
     share; redeemable at the option of the
     Company at any time after April 3, 2001

     Unsecured revolving credit agreement               50,572         36,445

     6.92% Senior notes due March 30, 2007,             30,000         30,000
     payable in annual installments of $4,286 commencing March 30, 2001; interest is payable semi-annually

     3.12% Convertible note, interest and               25,000         25,000
     principal due April 30, 1999; convertible at maturity into two million shares of common stock

     Capital leases on land, buildings and              21,706         22,818
     equipment payable in monthly payments
     of $357 of principal and interest;
     remaining terms of from five to twenty
     years; interest rates at approximately 8%

     8.5% Unsecured term loan; quarterly                 9,200          9,800
     principal payments of $200 plus interest with the balance due in 2003

     9.75% Senior notes, due May 1, 2000,                4,286          6,429
     payable in annual installments of $2,143 each May 1; interest is payable semi-annually

     Enterprise software license liabilities            64,343         10,949
     payable over terms of from five to seven years; effective interest rates at approximately 6%

     Other capital leases, debt and long-term            5,825          8,265
     liabilities                                       -------        -------

           Total long-term debt                        325,932        264,706

        Less current installments                       13,350         10,466
                                                       -------        -------

     Long-term debt, excluding current                $312,582        254,240
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

     At December 31, 1998, due to the merger with May & Speh and the special charges booked during the year, the Company was in violation of certain restrictive covenants under the unsecured revolving credit agreement and the 9.75% senior notes. The violations of each of these agreements has been waived by the respective lenders. The violations occurred as a result of the net loss reported by the Company for the quarter ended September 30, 1998. Since these calculations are performed using the latest four quarters' income statements and cash flows, the violation has been waived through the June 30, 1999 quarter. After this date the violations will have been cured since the bulk of the special charges will no longer be included in the 12-month period of the applicable calculations.

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



                                            Acxiom Corporation


Dated:  May 17, 1999
                                            By:   /s/ Robert S. Bloom
                                               ---------------------------------
                                               (Signature)
                                               Robert S. Bloom
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q


             Exhibit Number                              Exhibit

                   27                             Financial Data Schedule