Form 10-K405
period 1999-03-31
ACXIOM CORP
filed 1999-06-21
CIK 733269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1999

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 0-13163

                             ACXIOM(R) CORPORATION
            (Exact name of registrant as specified in its charter)



                   DELAWARE                                 71-0581897
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

      1 INFORMATION WAY, P.O. BOX 8180, LITTLE ROCK, ARKANSAS  72203-8180
             (Address of principal executive offices)         (Zip Code)

                                (501) 342-1000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.10 Par Value
                         ----------------------------
                               (Title of Class)

                        Preferred Stock Purchase Rights
                        -------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X      No _____
                                                 -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of June 7, 1999 as reported on the Nasdaq National Market, was approximately $2,152,430,000. (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 7, 1999 was 82,995,032.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Acxiom Corporation's Annual Report to Shareholders for the fiscal year ended March 31, 1999 ("Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders ("1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements or Information
-----------------------------------------

     Certain statements in this filing and in other filings by Acxiom with the Securities and Exchange Commission, and in other documents such as press releases, presentations by Acxiom or its management and oral statements, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Acxiom to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors are discussed below under the heading "Additional Information Regarding Forward-Looking Statements@ and include, among other things, the possible adoption of legislation or industry regulation concerning certain aspects of Acxiom's business; the removal of data sources and/or marketing lists from Acxiom; the ability of Acxiom to retain customers who are not under long-term contracts with Acxiom; technology challenges; Year 2000 issues; the risk of damage to Acxiom's data centers or interruptions in Acxiom's telecommunications links; acquisition integration; the effects of postal rate increases; and other market factors.

                                    PART I

Item 1.  Business
------   --------

                                    SUMMARY

We are a global leader in providing comprehensive information management solutions using customer, consumer and business data. Our products and services enable our clients to use information to improve business decision-making and effectively manage existing and prospective customer relationships. We believe that we offer our clients the most technologically advanced, accurate and timely solutions available. Our solutions are customized to the specific needs of our clients and the industries in which they operate.

  We target organizations that view data as a strategic competitive advantage and an integral component of business decision-making. Historically, our client base has primarily been Fortune 1000 companies in the financial services, insurance, information services, publishing, retail and telecommunications industries. Current clients include AT&T, ADP, Advance Publications, Allstate, Bank of America, Citibank, General Electric, GTE, IBM, Prudential, Sears, Trans Union, and Wal-Mart. More recently, our industry focus has expanded to include the pharmaceuticals/healthcare, e-commerce, Internet, utilities, automotive, technology, packaged goods and media/entertainment industries. Representative clients in these new industries include 3Com, DaimlerChrysler, Procter & Gamble, Searle, Bristol-Myers Squibb, Novell and Netscape.

  Our primary development initiative over the past two years has been the Acxiom Data Network(SM) and its related linking technology. The Acxiom Data Network is a web-enabled technology that allows us to cost effectively provide our clients with real-time desktop access to actionable information over the Internet and via private networks. We expect that the ease of use and low cost delivery of the Acxiom Data Network will allow us to extend our scope of services in the existing markets we serve and expand our client base to include the middle market and small office/home office companies seeking customer relationship management solutions.

  We have increased revenue from $479 million in fiscal year 1997 to $730 million in fiscal year 1999, representing a compound annual growth rate of 23.4%. Over the same time period our diluted earnings per share has increased from $0.49 to $0.78 (excluding special charges), representing a compound annual growth rate of 26.2%. Also during this time period, our operating profit margin (excluding special charges) has improved from 13.8% in

1997 to 15.8% in 1999. In fiscal year 1999, approximately 53% of total revenue was under long-term contracts with initial terms of three years or longer.


Information Services Industry

  We believe the following trends and dynamics in the information services industry will provide us growth opportunities:

  .  Increasing recognition of data as a competitive resource

  .  Increasing amount of raw data to manage

  .  Growth of the Internet and e-commerce

  .  Evolution of one-to-one marketing

  .  Growth in technology partnering


Competitive Strengths

  We intend to reinforce our position as a leading provider of information management solutions by capitalizing on our competitive strengths which include:


  .  Ability to build and manage large-scale databases

  .  Accurate and comprehensive data content

  . Industry-leading customer relationship management technology: the Acxiom Data Network

  .  Comprehensive information management services

  .  Ability to attract and retain talent


Growth Strategy

  Using our competitive strengths, we are pursuing the following strategic initiaves:

  .  Leverage the Acxiom Data Network

  .  Further penetrate existing and new client industries

  .  Expand data content

  .  Capture cross-selling opportunities

  .  Pursue international opportunities

  .  Seek acquisitions and alliances that complement or expand our business


                                 RISK FACTORS

  The risks described below could materially and adversely affect our business, financial condition and results of future operations. These risks are not the only ones we face. Our business operations could also be impaired by additional risks and uncertainties that are not presently known to us, or that we currently consider immaterial.

  Legislation relating to consumer privacy may affect our ability to collect and use data

  There could be a material adverse impact on our direct marketing and data sales business due to the enactment of legislation or industry regulations arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection and use of information that is currently legally available, in which case our cost of collecting some kinds of data might be increased materially. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients' requirements.


  Data suppliers might withdraw data from us, leading to our inability to provide products and services

  We could suffer a material adverse effect if owners of the data we use were to withdraw the data from us. Data providers could withdraw their data from us if there is a competitive reason to do so or if legislation is passed restricting the use of the data. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted which could result in decreased revenues, net income and earnings per share.

  Failure to attract and retain qualified technical personnel could adversely affect our business

  Competition for qualified technical and other personnel is intense, and we periodically are required to pay premium wages to attract and retain personnel. There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other personnel necessary to conduct our operations successfully, particularly if the planned growth occurs.


  Short-term contracts affect predictability of our revenues

  While approximately 53% of our total revenue is currently derived from long-term client contracts (defined as contracts with initial terms of three years or longer), the remainder is not. With respect to that portion of our business which is not under long-term contract, revenues are less predictable, and we must consequently engage in continual sales efforts to maintain revenue stability and future growth.

  We must continue to improve and gain market acceptance of our technology to remain competitive and grow.

  Maintaining technological competitiveness in our data products, processing functionality, software systems and services is key to our continued success. Our ability to continually improve our current processes and to develop and introduce new products and services, such as the Acxiom Data Network, is essential in order to maintain our competitive position and meet the increasingly sophisticated requirements of our clients. If we fail to do so, we could lose clients to current or future competitors which could result in decreased revenues, net income and earnings per share. In addition, failure to gain market acceptance of our new products and services, such as the Acxiom Data Network, could adversely affect our growth.


  Year 2000 problems could affect our ability to deliver products and services

  Many computer systems and instruments were designed to only recognize the last two digits of the calendar year. With the arrival of the Year 2000, these systems may encounter operating problems due to their inability to correctly distinguish years after 1999. We believe that with modifications to existing software and conversions to new software the Year 2000 issue can be mitigated. However, the systems of vendors on whom we rely may not be converted in a timely fashion or a vendor or customer may fail to convert its systems to be Year 2000-ready which could materially adversely impact our ability to deliver products and services to our clients.

  Loss of data center capacity or interruption of telecommunication links could adversely affect our business

  Our ability to protect our data centers against damage from fire, power loss, telecommunications failure or other disasters is critical to our future. The on-line services we provide are dependent on links to telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients' requirements, which could result in decreased revenues, income, and earnings per share.

  Failure to favorably negotiate or effectively integrate acquisitions could adversely affect our business

  Our growth strategy currently includes growth through acquisitions. While we believe we have been reasonably successful in implementing this strategy during the past three years, there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. Our failure to identify appropriate acquisition candidates, to negotiate favorable terms for future acquisitions, or to integrate them in our operations could result in decreased revenues, net income and earnings per share.

  Postal rate increases could lead to reduced volume of business

  The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. Any future increases will, in our opinion, force direct mailers to mail fewer pieces and to target their prospects more carefully. This sort of response by direct mailers could affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.


                              RECENT DEVELOPMENTS

  On May 28, 1999, Acxiom acquired Computer Graphics of Arizona, Inc. and all of its affiliated companies in a stock-for-stock merger. The acquired companies provide computer-based information management services with a focus on direct marketing as well as other related data-based products. The transaction was accounted for as a pooling-of-interests. On June 21, 1999, Acxiom will file a Current Report on Form 8-K to provide supplemental consolidated financial statements as a result of this transaction.

                               ACXIOM'S BUSINESS

Overview

  We are a global leader in providing comprehensive information management solutions using customer, consumer and business data. Our products and services enable our clients to use information to improve business decision-making and effectively manage existing and prospective customer relationships. We believe that we offer our clients the most technologically advanced, accurate and timely solutions available. Our solutions are customized to the specific needs of our clients and the industries in which they operate.

Information Services Industry

  In today's technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. As a result, an information services industry has evolved that provides a broad range of products and services. Within this industry, the services and products we provide include data warehousing, database management, real-time information delivery, customer relationship management, data content, and data center and network management. Our products and services enable our clients to use information to improve business decision-making and manage customer relationships. This information can be used to answer our clients' important business questions such as:


  .  What are the profiles of our existing customers?

  .  Who are our prospective customers?

  .  Who are our most profitable customers?

  .  What do our customers want and when
     do they want it?

  .  How do we service our customers?

  .  How should we price our products and services?

  .  What distribution channels should we use?

  .  What new products should we develop?

  We believe the trends and dynamics that will provide us growth opportunities include the following:

  Increasing recognition of data as a competitive resource.   Since the 1970's,
businesses have gathered and maintained increasing amounts of customer, product, financial, sales and marketing data in an electronic format in order to better manage their operations. Generally, businesses maintained this data in a number of discrete and often incompatible systems, and therefore, the data was not readily accessible. More recently, advances in information technology have allowed this data to be accessed and processed more cost effectively into useful strategic information and shared more efficiently within an organization. This has caused many companies to invest in managing and maintaining their own internal data and integrating their data with external data sources to improve business decision-making.

  The growing importance of using data for business decision-making is illustrated by increased corporate expenditures allocated to building data warehouses, which are central repositories for data that resides within businesses. International Data Corporation projects that the data warehouse market will grow from $13.8 billion to $29.2 billion in 2002. Companies using data as a competitive resource traditionally consisted of Fortune 1000 companies in the financial services, insurance, publishing, information service and retail industries. This group is expanding to include companies in the telecommunications, pharmaceuticals/ healthcare, e-commerce, Internet, utilities, packaged goods, automotive, technology and media/entertainment industries. Advances in technology and reductions in hardware and software costs have also helped expand the universe of users to include middle market and small office/home office companies across multiple industries.

  Increasing amount of raw data to manage.   The combination of demographic
shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels have made the information management process increasingly complex. Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, on-line services and the Internet. The multiplicity of these marketing channels has created more data and compounded the growth and complexity of managing data. Advances in computer and software technology have also unlocked vast amounts of customer data which historically was inaccessible, thereby further increasing the amount of existing data to manage and analyze. Today, it is common for a business to keep several thousand to tens of thousands of characters of information about each customer. This compares to a few hundred characters of information kept ten years ago. As these data resources expand and become more complex, it also becomes increasingly difficult to maintain the quality and integrity of the data.

  Growth of the Internet and e-commerce.   The emergence of the Internet is
dramatically changing how consumers and businesses are purchasing products and services. International Data Corporation estimates that transactions over the Internet will increase from approximately $32 billion worldwide in 1998 to $426 billion worldwide in 2002. As a result of this change, traditional marketing techniques are being challenged. Businesses are being forced to reengineer how they market to and interact with their customers. This paradigm shift is creating an entirely new set of marketing complexities and opportunities, which will require businesses to better understand and utilize customer and market data. Businesses are seeking access to highly sophisticated technology resources in order to manage this new data rich environment and to capitalize on the tremendous growth opportunities associated with this new medium.

  Evolution of one-to-one marketing.   Advances in information technology
combined with the ever increasing amounts of raw data and the changing household and population profiles in the United States have spurred the transition from traditional mass media to targeted one-to-one marketing. One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message. The Internet has rapidly emerged as an ideal one-to-one marketing channel. It allows marketing messages to be customized to specific consumers and allows marketers to make immediate modifications to their messages based on consumer behavior and response. The Internet can also accomplish these objectives far more cost effectively than existing marketing mediums.

  Growth in technology partnering.   Companies are increasingly looking outside
of their own organizations for help in managing the complexities of their information needs. The reasons for doing so include:

  .  allowing a company to focus on their fundamental business operations

  .  avoiding the difficulty of hiring and retaining scarce technical personnel

  .  benefiting from the cost efficiencies of outsourcing

  . avoiding the organizational and infrastructure costs of building in-house capability

  .  benefiting more from the latest technologies


Competitive Strengths

  We believe we possess the following competitive strengths which allow us to benefit from these industry trends and offer solutions to the information needs of our clients:

  Ability to build and manage large-scale databases.   We have extensive
experience in developing and managing large-scale databases for some of the world's largest companies including: AT&T, Allstate, Citibank, General Electric, IBM, Procter & Gamble, and Wal-Mart. Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information. We house over 50 terabytes of disk storage. A terabyte is approximately one trillion bytes, and is the scale often used when measuring computer storage.

  Accurate and comprehensive data content.   We believe that we have the most
comprehensive and accurate collection of United States consumer, business, property and telephone data available from a single source. Our consumer database contains approximately 17 billion data elements, which we believe covers approximately 95% of all households in the United States. Our business database covers approximately 15 million United States businesses. Our real estate database, which includes most major United States metropolitan areas, covers approximately 70 million properties in 41 states. We believe we have the most comprehensive repository of accurate telephone number information for business and consumer telephone numbers in the United States and Canada. We believe we process more mailing lists than any other company in the United States. Our clients use this data to manage existing customer relationships and to target prospective customers.

  Industry-leading customer relationship management technology: the Acxiom Data
Network.   We believe the Acxiom Data Network is emerging as the leading e-
business solution for companies seeking to better manage their customer relationships. Customer relationship management involves studying, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or customer point of contact in real time is critical to the customer relationship management process. The Acxiom Data Network is a web-enabled solution that provides our clients with real-time desktop access to our data via the Internet and also allows them to integrate their existing databases together in ways that have previously been difficult or impossible. Our new linking technology, for which a patent is pending, is a data integration tool that permits up-to-the-minute updating of consumer and business information with our data, thereby creating a new level of data accuracy within the industry.

  Comprehensive information management services.   We offer our clients
comprehensive, integrated information management solutions tailored to their specific needs. We believe our total solution approach is a competitive strength because it allows our clients to use a sole service provider for all of their information management needs.

  We provide a complete solution that starts with consulting, integrates data content, applies data management technology and delivers customer relationship management applications to the desktop. Our open system client/server environment allows our clients to use a variety of tools, and provides the greatest flexibility in analyzing data relationships. This open system environment also optimizes our clients' requirements for volume, speed, scalability and functional performance.

  Ability to attract and retain talent.   We believe our progressive culture
allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce. Our culture is based on concepts such as leadership, associate development, and continuous improvement. Our business culture rewards customer satisfaction, associate satisfaction and profitability. In addition to our culture, our extensive geographic presence, with over 45 locations in the United States and Europe, including Atlanta, Chicago, London, New York, Phoenix, and San Diego, has enhanced our ability to attract talented associates. We were recently ranked 19th on Fortune magazine's listing of the 100 best companies to work for in America.


Growth Strategy

  Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

  Leverage the Acxiom Data Network.   Our primary development initiative over
the past two years has been the Acxiom Data Network and its related linking technology. The Acxiom Data Network and its related linking technology are proprietary systems that enable us to provide our clients with what we believe to be the industry's most accurate customer, consumer and business information in a real-time manner over the Internet or via private network. The Acxiom Data Network can serve any size business enterprise that desires to manage existing and prospective customer relationships. Our technology to deliver this capability over the Internet was the first offered in the marketplace. Our goal is to establish this technology as the most widely accepted standard for managing and delivering customer, consumer and business data. We expect to market the Acxiom Data Network to Fortune 1000 clients through our existing sales organization. The middle market or small office/home office market will be targeted primarily through our channel partners, who include leading e-commerce and industry specialized software solution providers. We expect to generate revenues from the Acxiom Data Network in two primary ways:

  . Our clients can use the Acxiom Data Network as a cost effective channel for accessing our data products. The ease of use and low cost delivery of the Acxiom Data Network will allow us to extend our scope of services in our existing markets and expand our client base to include the large pool of middle market and small office/home office companies seeking customer relationship management solutions. The middle and the small office/home office markets have not historically been cost effective markets for us.

  . Our clients can also access the Acxiom Data Network and license our linking technology as a tool to improve the customer data residing on their internal systems on an ongoing basis.

  Further penetrate existing and new client industries.   Our clients expect
information management solutions tailored to the needs of their industry. We have developed specific knowledge for the industries we serve, including the financial services, insurance, information services, publishing, retail, pharmaceuticals/healthcare and telecommunications industries. We expect to continue to expand our presence in these industries as well as to penetrate new industries as their information management needs increase. The telecommunications and utilities industries are examples of industries where information about existing and prospective customers is becoming increasingly important as they move into a deregulated environment. Other industries which we believe are undergoing change that will increase the need for data and information management services include the e-commerce, Internet, automotive, technology, packaged goods and media/entertainment sectors.

  Expand data content.   We continue to invest substantial resources to maintain
the quality and increase the scope of our databases. We enhance our databases by adding new data through multiple sources and increasing the accuracy of the data through our use of our new linking technology. Expanding our data content offerings enables us to grow existing client relationships, capture new clients and enter new industries. Data content also represents an attractive business model for us because we can repackage it into multiple formats or sell it through various distribution channels, including the Acxiom Data Network, at a marginal incremental cost.

  Capture cross-selling opportunities.   Our established client base is
primarily composed of Fortune 1000 companies. These clients use a single product or service or a combination of multiple products and services. Our consultative approach, comprehensive set of services and products and long-standing client relationships combined with the increasing information needs of our clients provide us with a significant opportunity to offer our existing client base new and enhanced services and products.

  Pursue international opportunities.   We first entered the international
marketplace with an acquisition in the United Kingdom in 1986. During the past year, we made additional acquisitions in Spain and France to further develop a European presence. We believe that businesses in Europe are in the early stages of using information to drive their strategic decision-making. We have also recently entered into a strategic alliance through which we will offer our services in Australia and New Zealand. We believe that our existing international presence, combined with the emerging market demand for our information services, represents a large growth opportunity for us.

  Seek acquisitions and alliances.   We will continue to seek acquisition and
alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services or market presence in a new industry. Since April 1998, we have completed several acquisitions, including our merger with May & Speh. These acquisitions have significantly extended our range of products and services, increased our client base, and expanded our industry coverage. We currently have a number of strategic alliances and actively seek new alliances with channel partners, software developers and data content providers that will strengthen our position in the marketplace.

Lines of Business

  We have three primary lines of business: Services, Data Products, and Information Technology Management.


Services

  Our Services segment provides solutions which integrate and manage customer, consumer, and business data using our information management skills and technology. We use our core competencies of data integration, data management and data delivery to build customized solutions for our clients. Our primary services include the following:


     Service
                                    Description


 . Marketing strategy consulting

                          . Develops strategies to effectively use and transform data into actionable information


                          . Selects data elements that are relevant for a particular client's goals and industry

                          . Lays foundation for data warehouse/database development and marketing campaigns


 . Data integration
                          . Standardizes, converts, cleanses and validates data to ensure accuracy and remove duplicative and unnecessary data


                          . Creates accurate and comprehensive standardized customer profile from disparate data sources

                          .  Augments client's data with our proprietary data


 . Data warehouse/database management and delivery

                          .  Designs, models and builds data warehouse/database

                          . Provides data warehouse/database maintenance and updates

                          . Delivers information through a variety of channels including the Internet via the Acxiom Data Network


 . Customer relationship management applications

                          . Provides market planning, analytical and statistical modeling, campaign management, channel implementation, and tracking and reporting applications

                          . Enables client to manage and monitor customer relationships


 .    List processing

                          . Provides processing tools to increase accuracy, deliverability and efficiency of marketing lists

                          .  Cleanses and integrates mailing list data

                          . Addresses and pre-sorts mailing to maximum postal discounts and minimize handling costs

Data Products

     Our data products include both business and consumer data. We believe our products are the industry's most comprehensive and accurate data product offerings that are sold on a stand-alone basis as well as integrated with our customized service offerings.

     Our primary products include the following:


                              InfoBase/TM/--Consumer


      Product                                  Description

InfoBase Enhancement      .  Multi-sourced consumer database containing
                             approximately 95% of all U.S. households

                          . Provides relevant demographic, real estate, telephone, socio-economic and lifestyle data for individuals, households and geographic areas

                          . Collects data from multiple data services using approximately 1.5 billion source records

Analytical Products

--------------------------------------------------------------------------------
                              InfoBase--Consumer
--------------------------------------------------------------------------------
            Product                                 Description
-------------------------------    ---------------------------------------------
Analytical products                .    Employs advanced segmentation and
                                        modeling techniques to analyze customer
                                        attributes and behavior

InfoBase List                      .    Multi-sourced consumer list designed to
                                        help target prospects

                                   .    Delivers accurate and comprehensive
                                        lists based on multiple data categories

InfoBase Telesource/TM/            .    Provides over 130 million telephone
                                        numbers in the U.S.

--------------------------------------------------------------------------------
                              InfoBase--Business
--------------------------------------------------------------------------------

InfoBase Enhancement               .    Multi-sourced business database
                                        containing data on approximately
                                        15 million businesses

                                   .    Provides data on location, contacts,
                                        line of business, size, ownership,
                                        property, stability and market potential

Analytical Products                .    Provides three standard levels of
                                        product analysis: data profile analysis,
                                        CHAID (Chi-squared Automatic Interaction
                                        Detector) and regression analysis

InfoBase Business List             .    Comprehensive business lists tailored
                                        to meet specific marketing requirements

                                   .    Uses InfoBase business database to
                                        deliver accurate and comprehensive
                                        lists, based on multiple data categories

InfoBase Telesource                .    Provides data on over 12 million
                                        business telephone lines in the U.S.

--------------------------------------------------------------------------------
                                   DataQuick/R/
--------------------------------------------------------------------------------
            Product                                 Description
-------------------------------    ---------------------------------------------
Real Estate Information            .    Provides detailed information on over 70
                                        million properties in the U.S.

                                   .    Information includes: ownership,
                                        address, sale and loan data, home and
                                        property characteristics, household
                                        demographics and trend data by
                                        neighborhood

--------------------------------------------------------------------------------
                                List Brokerage
--------------------------------------------------------------------------------

List brokerage and management      .    Offers clients access to customer lists
                                        from consumer products and services
                                        firms
--------------------------------------------------------------------------------

     Our clients use our data products for a range of management decision-making functions including: identification, verification and segmentation of customers and prospects for direct marketing purposes; campaign management; Internet marketing; point-of-sale marketing; sales force automation; risk management; fraud prevention; and other information driven applications.

     We utilize multiple data sources to compile our consumer database, including telephone directories, motor vehicle registrations, drivers licenses, voter registrations, product registration, questionnaires, warranty cards, county real estate property records, purchase transactions, mail-order transactions and postal service information. Our business database is likewise obtained from multiple sources and covers practically every business throughout the United States. Business data is verified by telephone at least once a year or by matching against other sources of the data. Business data sources include: yellow and white pages; annual reports and other SEC information; federal, state and municipal government data; business magazines, newsletters, and newspapers; business registries; the Internet; professional directories; outbound telemarketers; and postal service information. Our real estate database is obtained from county recorders' and assessors' files. We update and maintain our databases frequently in order to provide current information to our clients. Each data source is compiled by us or one of our data partners.

Information Technology Management

     Our Information Technology Management segment provides solutions to our clients' information processing needs. Our significant infrastructure and scale enable us to provide these services on a cost effective basis. Our primary services and support functions are available 24 hours a day, seven days a week and include the following:

--------------------------------------------------------------------------------
           Service                                  Description
 --------------------------       --------------------------------------------
 Data Center Management           .    Manages data center and transaction
                                       processing on behalf of clients either
                                       on-site at client locations or at our
                                       facilities

                                  .    Services include data center operation,
                                       hardware installation and support,
                                       account management systems, software
                                       installation support, customized software programming and licensing of software

 Network and Client/Server        .    Services include technical support,
 Management                            help-desk access and support, back-up
                                       recovery, disaster recovery services,
                                       operating support and telecommunications
                                       support
--------------------------------------------------------------------------------

Acxiom Data Network

     The Acxiom Data Network is an on-line access and delivery system that provides authorized clients secure network access to selected data content and information. It enables our clients to have real-time access from their desktops to our consumer and business data products as well as proprietary client data content from databases that we build and manage for our clients.

     The Acxiom Data Network allows us and our clients to integrate data directly into customer relationship applications such as:

     .    detailed customer analysis

     .    Internet marketing and interactive web pages

     .    call centers

     .    direct mail initiatives

     .    campaign management software

     .    point-of-sale applications

     .    sales force automation software

     Delivery of information over the Internet or via private network, as opposed to traditional delivery through CD-ROM, floppy discs, tape cartridges and tapes, significantly reduces the turnaround time from days to minutes or seconds and reduces the operating costs associated with extended processing and turnaround.

     Acxiom's proprietary linking technology was created to provide a new level of data accuracy. By applying our technology, we are able to properly cleanse data and eliminate redundancies, constantly update to reflect real-time changes, and combine our data with our clients' data.

     This affordable access to data content will enable us to more efficiently serve our traditional Fortune 1000 client base and it will also enable us to expand our potential client base to include what we believe to be over 20 million U.S. middle market and small office/home office businesses. We are working with channel partners who are leading e-commerce and industry specialized software solution providers to expand the market presence of the Acxiom Data Network. The use of channel partners opens new markets to us, stimulates product development, and creates new revenue generating capabilities.


Acxiom Data Network Partner Program

     We have designed a four-tiered channel partner program to enhance our marketing of the Acxiom Data Network and our data products. This program offers our partners revenue sharing levels that vary with the amount of their sales. The tiers include:

     Strategic Partners: Partners who integrate the Acxiom Data Network into their applications and lead with Acxiom data as an integral part of their solution. Strategic partners receive maximum integration, technical and marketing support from us.

     Channel Partners:   Partners who offer prepackaged software solutions and
intend to either fully integrate the Acxiom Data Network into their applications, create an import/export filter for Acxiom data, or have a link to the Acxiom Data Network web site.

     Solutions Partners:   Partners who build custom applications on a project-
by-project basis, integrating various products, tools and technologies including the Acxiom Data Network to provide a customized solution to their customer. Solutions partners usually include system integrators, application developers, and consultants.

     Data Marketing Partners: Partners who resell or re-market our data and list products to their customers. This tier typically includes service bureaus, consultants, brokers and agents. Data marketing partners are required to sign a marketing agreement with us. Sales and marketing support varies based on the sales opportunities and revenue levels achieved by the data marketing partner.

Clients

     Our clients are primarily in the financial services, insurance, information services, publishing, retail and telecommunications industries. Our ten largest clients represented approximately 41% of our revenues in fiscal 1999. Our largest client, Allstate, represented approximately 11.3% of our revenues over the same period.

     We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts (defined as contracts with initial terms of at least three years in length). In fiscal 1999, approximately 53% of our revenue was derived from long-term contracts.

     Representative clients by the industries we serve include:

                                                              Information
                                                              -----------
          Financial Services                Insurance         Services
          ------------------                ---------         --------

          Bank of America                   Allstate          ADP

          Citibank                          Physicians Mutual IBM

          Discover Financial Services       Prudential        Polk

          First USA Bank                                      Trans Union

          General Electric




          Publishing                        Retail            Telecommunications
          ----------                        ------            ------------------

          Advance Publications              Neiman Marcus     AT&T

                                            Sears             GTE

          Guideposts                        Wal-Mart          Vodafone

          Meredith

     More recently, our industry focus has expanded to include the pharmaceuticals/healthcare, e-commerce, Internet, utilities, automotive, technology, packaged goods and media/entertainment industries. Representative clients in these new industries include 3Com, DaimlerChrysler, Procter & Gamble, Searle, Bristol-Myers Squibb, Novell and Netscape.

Sales and Marketing

     We have two separate sales forces. One is dedicated to our Services and Information Technology Management lines of business and the other is focused on our representatives to concentrate on particular services, technologies and client demands.

     Our Services and Information Technology Management sales force is de-centralized and organized by industry. Our largest clients have their own dedicated sales personnel. Sales to these and other large accounts typically involve business unit leaders, group leaders and other members of our senior management. Most major contracts are negotiated with the highest levels of our clients' organizations and therefore necessitate the involvement of our senior executives.

     Our Data Products segment sells products rather than services and thus requires a larger sales force. This sales force is organized into four groups. The data sales team sells primarily InfoBase products. The DataQuick sales team sells property data content and on-line access to those products. The list brokerage sales team sells list rental and list management products. The channels sales team focuses on creating sales through business partners and other alternate channels of distribution.

Pricing for Products and Services

     We have standard list pricing guidelines for many services such as list processing, national change of address processing, merge/purge processing and other standard processing. Data warehousing/database management services tend to be more custom-designed and are priced individually to each client. We have built extensive pricing guidelines and case studies for pricing based on our experience in building large-scale data warehouses and databases.

     Pricing for data warehouses and databases normally includes separate fees for design, initial build, on-going updates, queries and outputs. We also price separately for consulting and statistical analysis services.

     We publish standard list prices for many of our data products. These products are priced with volume discounts. Licenses for our entire consumer or business database for one or more years are priced individually.

     Information Technology Management services are priced based on the cost of managing and operating the data center, network and client/server systems.


Strategic Alliances

     In addition to our traditional sales force activity, we maintain and pursue strategic alliances to further the development and distribution of our best products and services. We partner with firms that can help us service our clients. Current strategic alliances include Bigfoot (e-mail marketing), Trans Union (information services), Exchange Applications (customer relationship management applications software), Ceres (campaign management), and PBL (media/entertainment) in Australia.

     Our strategic alliances are structured in several ways. Because each of our partners is unique, it is necessary to create a structure specifically suited to our needs and the needs of our business partners. Examples of various alliance structures in which we participate include:


     .    joint ventures

     .    channel partner relationships

     .    minority interests in small, early-stage companies

     .    joint marketing alliances

     .    agreements to pay commissions for business directed to us

     .    agreements to pay finders fees for new clients directed to us


Competition

     The information services industry in which we operate is highly competitive, with no single dominant competitor. Within the industry, there are database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms and teleservices companies. Many firms offer a limited number of services within a particular geographic area, and several participants tend to be national or international and offer a broad array of information services. However, we do not know of a competitor that offers our complete line of products and services.

     In the Services market, we compete primarily with in-house information technology departments of current clients as well as firms that provide data warehousing and database services, mailing list processing, and consulting services. Competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price. Competitors in the data warehousing and database services and mailing list processing sectors include Harte-Hanks, Metromail and Experian (subsidiaries of Great Universal Stores), Dynamark, (a subsidiary of Fair Isaac), Epsilon and KnowledgeBase Marketing (a subsidiary of Young & Rubicam).

     In the Data Products market, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs and, to a lesser extent, on the pricing of information products and services. Our principal competitors in this market are Abacus Direct, Donnelley Marketing (a pending acquisition by infoUSA), Metromail, R. L. Polk and infoUSA. We also compete with hundreds of smaller firms that provide list brokerage and list management services.

     In the Information Technology Management services market, competition is based on the quality and reliability of services, technical expertise, processing capabilities, processing environment and price. Our primary competitors include Affiliated Computer Services, Lockheed Martin, PKS Information Services and the in-house information technology departments of current clients and those of potential clients. In addition, but on a less frequent basis, we compete with IBM, Electronic Data Systems, Computer Sciences Corporation, Perot Systems and MCI/Systemhouse, a subsidiary of MCI Worldcom.

Privacy

     We have always taken an active approach with respect to consumer privacy rights. The growth of e-commerce and companies wanting consumer information means that we must work even harder to guarantee that our policies offer individuals the protection to which they are entitled.

     Consequently, we are promoting adherance to a common set of strict privacy guidelines for the direct marketing, e-commerce, and data industries as a whole. Industrywide compliance helps address U.S. privacy concerns and the rigorous demands of the European Union to ensure the continued free flow of information.

     Our own Fair Information Practices Policy outlines the variety of measures we currently take to protect consumers' privacy rights. Our multi-level security systems, for example, are designed to ensure that only authorized clients can access our data. We go to great lengths to educate clients and associates regarding consumer right-to-privacy issues, guidelines, and laws. Our policy also explains the simple steps that consumers may take to have their names removed from our InfoBase line of marketing products and to learn what non-public information we maintain about them.

Employees
---------

     Acxiom employs approximately 5,260 employees (associates) worldwide. With the exception of approximately 45 associates who are engaged in lettershop and fulfillment activities at Acxiom's Skokie, Illinois facility, none of Acxiom's associates are represented by a labor union or are the subject of a collective bargaining agreement. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

Item 2.  Properties
-------  ----------

     The following table sets forth the location, ownership and general use of the principal properties of Acxiom.

          Location                                        Held                                Use
          --------                                        ----                                ---
Acxiom Corporation:
Conway, Arkansas                              Five facilities held in             Customer service facilities and
                                              fee; one facility secures           computer equipment space
                                              a $3,392,000 encumbrance

Little Rock, Arkansas                         Lease                               Principal executive offices; customer
                                                                                  service facilities; and office space

Acxiom CDC, Inc.:
Chicago, Illinois                             Lease                               Office and computer equipment space

Acxiom/Direct Media, Inc.:
Greenwich, Connecticut                        Lease                               Office space; customer service facility

Acxiom Great Lakes Data Center, Inc.:
Southfield, Michigan                          Lease                               Office and computer equipment space

Acxiom Limited:
 (a)    London, England                       Lease                               Office space; customer service facility

 (b)    Sunderland, England                   Held in fee                         Office space; computer equipment and
                                                                                  warehouse space
Acxiom / May & Speh, Inc.
 (a)    Downer's Grove, Illinois              Lease                               Office space; customer service
                                                                                  facility

 (b)    Chicago, Illinois                     Lease                               Office and warehouse space

Acxiom Australia Pty Ltd:
Sydney, Australia                             Lease                               Office space

Acxiom SDC, Inc. (d/b/a Buckley
Dement, an Acxiom Company):
Skokie, Illinois                              Lease                               Office and computer equipment space;
                                                                                  warehouse and letter shop space
Computer Graphics of Arizona, Inc.:
Phoenix, Arizona                              Held in fee                         Office and customer service space

DataQuick Information Systems

(d/b/a Acxiom/Data Products Group):
San Diego, California                  Lease     Office space; customer service
                                                 facility

     Acxiom's headquarters recently relocated from Conway, Arkansas to Little Rock, Arkansas. Acxiom also completed the construction of a new customer service facility in Little Rock, Arkansas prior to the end of the first quarter of fiscal year 2000. The Conway facilities consist of office buildings and a data processing center. During fiscal year 2000, construction is expected to begin on two new customer service facilities in Conway and Little Rock, respectively.

     Acxiom leases office space in Cincinnati, Ohio and Denver, Colorado in connection with the services Acxiom provides to Polk. In addition, pursuant to the Guideposts data processing agreement, Guideposts provides office and computer equipment space for Acxiom's use at Guideposts' corporate headquarters in Carmel, New York.

     In connection with the May & Speh acquisition, Acxiom acquired Strategic Decision Services and SIGMA Marketing, Inc. and, as such, leases office space in Atlanta, Georgia and Rochester, New York, respectively.

     As a result of the acquisition of three business units of Deluxe Corporation, Acxiom leases customer service and office space in Bloomington, Minnesota and Memphis, Tennessee.

     With the acquisition of Horizon Systems, Inc., Acxiom leases office space in Stamford, Connecticut. In addition, following the acquisition of Computer Graphics of Arizona, Acxiom owns a building consisting of office space and customer services facilities, as well as adjacent property in Phoenix, Arizona.

     Acxiom also leases sales office space in Arizona, California, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Missouri, Mississippi, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington, Washington, D.C., Wisconsin, Canada, and the United Kingdom.

     Acxiom's International Division's corporate and customer service operations in London, England are presently housed in two principal buildings, both of which are leased. Acxiom also owns a facility in Sunderland, England where data processing and fulfillment services operations are housed. In fiscal year 2000, Acxiom expects to move into a larger facility in Sunderland, which will be
leased to Acxiom, and the present facility will be sold.   The International
Division also leases office space in France and Spain.

     In general, the offices, customer service and data processing facilities of Acxiom are in good condition. Management believes that its facilities are suitable and adequate to meet the current needs of Acxiom. As such, management believes that, except for the Conway and Little Rock, Arkansas expansions noted above, no substantial additional properties will be required during fiscal year 2000. A portion of the real property owned by Acxiom is pledged to secure notes payable.

Item 3.  Legal Proceedings
-------  -----------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     Not applicable.

                         EXECUTIVE OFFICERS OF ACXIOM

     Each of Acxiom's executive officers, including position held, age, and year of initial appointment as an executive officer and business experience for the past five years, is listed below:

                                                                         Year
Name                          Position Held                      Age   Elected
----                          -------------                      ---   -------

Charles D. Morgan (a)         Chairman of the Board               56     1972
                              and President (Company Leader)

Rodger S. Kline (b)           Chief Operating Officer,            56     1975
                              Treasurer and Director

James T. Womble (c)           Division Leader and Director        56     1975

C. Alex Dietz (d)             Division Leader                     56     1979

Paul L. Zaffaroni (e)         Division Leader                     52     1990

L. Lee Hodges (f)             Division Leader                     52     1998

Jerry C.D. Ellis (g)          Division Leader                     49     1991

Jerry C. Jones (h)            Business Development                43     1999
                              and Legal Leader

Robert S. Bloom (i)           Chief Financial Officer             43     1992

_________________________

(a) Mr. Morgan joined Acxiom in 1972. He has been Chairman of the Board of Directors since 1975, and serves as Acxiom's president (Company Leader). He is also a director of Fairfield Communities, Inc. and the Direct Marketing Association. In addition, he serves as Chairman of the Board of Trustees of Hendrix College. He was employed by IBM Corporation ("IBM") prior to joining Acxiom. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

(b) Mr. Kline joined Acxiom in 1973. He has been a director since 1975, and serves as Acxiom's chief operating officer and treasurer. Prior to joining Acxiom, Mr. Kline was employed by IBM. Mr. Kline holds a degree in electrical engineering from the University of Arkansas.

(c) Mr. Womble joined Acxiom in 1974. He has been a director since 1975, and serves as one of Acxiom's division leaders. Mr. Womble is also a director of Sedona Corporation. Prior to joining Acxiom, Mr. Womble was employed by IBM. Mr. Womble holds a degree in civil engineering from the University of Arkansas.

(d) Mr. Dietz joined Acxiom in 1970 and served as a vice president until 1975. Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to Acxiom in 1979, Mr. Dietz served as senior level officer of Acxiom and is presently one of Acxiom's division leaders. Mr. Dietz holds a degree in electrical engineering from Tulane University.

(e) Mr. Zaffaroni joined Acxiom in 1990. He serves as one of Acxiom's division leaders. Prior to joining Acxiom, he was employed by IBM for 21 years, most recently serving as regional sales manager. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

(f) Mr. Hodges joined Acxiom in 1998. He serves as one of Acxiom's division leaders. Prior to joining Acxiom, he was employed for 6 years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as a senior vice president. Prior to that time, Mr. Hodges served in a number of engineering, sales, marketing and executive positions with IBM for 24 years. Mr. Hodges holds a degree in industrial engineering from The Pennsylvania State University.

(g) Mr. Ellis joined Acxiom in 1991 as managing director of Acxiom's U.K. operations. He serves as one of Acxiom's division leaders. Prior to 1991, Mr. Ellis was employed for 22 years with IBM, serving most recently as assistant to the CEO of IBM's U.K. operations. Prior to that, Mr. Ellis served as branch manager of the IBM U.K. Public Sector division.

(h) Mr. Jones joined Acxiom in 1999. Prior to joining Acxiom, he was employed for nineteen years as an attorney in private practice with the Rose Law Firm, representing a broad range of business interests. Mr. Jones holds a degree in public administration from the University of Arkansas and a law degree from the University of Arkansas School of Law.

(i) Mr. Bloom joined Acxiom in 1992 as chief financial officer. Prior to joining Acxiom, he was employed for six years with Wilson Sporting Goods Co. as chief financial officer of its international division. Prior to his employment with Wilson, Mr. Bloom was employed by Arthur Andersen & Co. for nine years, serving most recently as manager. Mr. Bloom, a Certified Public Accountant, holds a degree in accounting from the University of Illinois.

     There are no family relationships among any of Acxiom's executive officers and/or directors.


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
          Matters
          -------

     The information required by this Item appears in Acxiom's Annual Report at
p. 48, which information is incorporated herein by reference.

Item 6.   Selected Financial Data
-------   -----------------------

     The information required by this Item appears in Acxiom's Annual Report at
p. 20, which information is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

     The information required by this Item appears in Acxiom's Annual Report at pp. 21-27, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

     Acxiom's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in fiscal 2000 than in 1999, there would be no material adverse impact on Acxiom's results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as all of Acxiom's remaining long-term debt obligations have fixed rates. At March 31, 1999, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

     Although Acxiom conducts business in foreign countries, principally the United Kingdom, foreign currency translation gains and losses are not material to Acxiom's consolidated financial position, results of operations or cash flows. Accordingly, Acxiom is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on Acxiom's future costs or on future cash flows it would receive from its foreign investment. To date, Acxiom has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

     The Financial Statements required by this Item appear in Acxiom's Annual Report at pp. 28-45, which information is incorporated herein by reference. The Financial Statement Schedule which constitutes the Supplementary Data required by this Item is attached hereto.

Item 9.   Changes In and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers of Acxiom" at the end of Part I of this Report. The remaining information required by this Item appears under the caption "Election of Acxiom Directors" in Acxiom's 1999 Proxy Statement and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Acxiom's 1999 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

     The information required by this Item appears under the heading "Executive Compensation" in Acxiom's 1999 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The information required by this Item appears under the heading "Security Ownership of Certain Beneficial Owners and Management of Acxiom" in Acxiom's 1999 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Transactions
--------  --------------------------------------

     The information required by this Item appears under the heading "Certain Transactions" in Acxiom's 1999 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------   --------------------------------------------------------------

     The following documents are filed as a part of this Report:

           1.  Financial Statements.
               --------------------

               The following consolidated financial statements of the registrant and its subsidiaries included on pages 28 through 45 of Acxiom's Annual Report and the Independent Auditors' Report on page 46 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                                 Page
                                                                 ----
Consolidated Balance Sheets as of March 31, 1999 and 1998        28

Consolidated Statements of Operations for the years ended
March 31, 1999, 1998 and 1997                                    29

Consolidated Statements of  Stockholders' Equity for the
years ended March 31, 1999, 1998 and 1997                        30-31

Consolidated Statements of Cash Flows for the years ended
March 31, 1999, 1998 and 1997                                    32

Notes to the Consolidated Financial Statements                   33-45

Independent Auditors' Report                                     46

           2.  Financial Statement Schedule.
               ----------------------------

               The following additional information for the years 1999, 1998 and 1997 is submitted herewith and appears on the two pages immediately preceding the signature page of this Report on Form 10-K.

     Independent Auditors' Report

     Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1999, 1998 and 1997

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

           3.  Exhibits and Executive Compensation Plans.
               ------------------------------------------

               The following exhibits are filed with this Report or are incorporated by reference to previously filed material.

Exhibit No.
-----------

3(a)   Amended and Restated Certificate of Incorporation (previously filed as
       Exhibit 3(i) to Acxiom's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4 Rights Agreement dated January 28, 1998 between Acxiom and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of Acxiom, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom's Current Report on Form 8-K dated February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between Acxiom and Trans Union Corporation (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File No. 0-13163, and incorporated herein by reference)

10(c) Data Management Outsourcing Agreement dated April 1, 1999 between Acxiom and Allstate Insurance Company

10(d)   Acxiom Corporation Deferred Compensation Plan (previously filed as
        Exhibit 10(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(f) Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(g)   Leadership Compensation Plan

10(h) Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-13163, and incorporated herein by reference)

10(i) Asset Purchase Agreement dated April 1, 1996 between Acxiom and Direct Media/DMI, Inc. (previously filed as Exhibit 2 to Acxiom's Current Report on Form 8-K dated April 30, 1996, Commission File No. 0-13613, and incorporated herein by reference)

13      Portions of Acxiom's Annual Report

21      Subsidiaries of Acxiom

23      Consents of KPMG LLP and PricewaterhouseCoopers LLP

24 Powers of Attorney for Robert S. Bloom, Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, Rodger S. Kline, Thomas F. (Mack) McLarty, III, Charles D. Morgan, Robert A. Pritzker, and James T. Womble

27      Financial Data Schedule

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

_______________________________

*  To date, only one grant has been made, in 1990.

       4.  Reports on Form 8-K.
           -------------------

       A report will be filed on June 21, 1999, which reported Acxiom's restated consolidated financial statements as a result of Acxiom's merger with Computer Graphics.

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Stockholders of May & Speh, Inc.


In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity of May & Speh, Inc. (not presented separately herein) present fairly, in all material respects, its results of operations and its cash flows for the year ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Chicago, Illinois
November 1, 1996

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors
Acxiom Corporation

Under date of May 28, 1999, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999, which are included in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG LLP


Little Rock, Arkansas
May 28, 1999

                                                                     Schedule II
                                                                     -----------


                      ACXIOM CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended March 31, 1999, 1998 and 1997

                                (In thousands)

                                                Additions
                                   Balance at  charged to      Other        Bad           Bad        Balance
                                   beginning    costs and   additions      debts         debts      at end of
                                   of period    expenses      (note)    written off    recovered      period
                                   ---------    --------      ------    -----------    ---------      ------
1999:
  Allowance for doubtful
    accounts, returns
    and credits                     $ 3,630      2,223         710         2,026          715         5,252
                                    =======      =====       =====         =====        =====         =====

1998:
  Allowance for doubtful
    accounts, returns
    and credits                     $ 4,692      3,094         224         4,777          397         3,630
                                    =======      =====       =====         =====        =====         =====

1997:
  Allowance for doubtful
    accounts, returns
    and credits                     $ 2,230      4,462       4,800         7,044          238         4,686
                                    =======      =====       =====         =====        =====         =====

Note - Other additions represent the valuation accounts acquired in connection with business combinations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

                                             ACXIOM CORPORATION


Date:  June 18, 1999                         By:  /s/ Catherine L. Hughes
                                                -------------------------
                                                Catherine L. Hughes
                                                Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature
---------

Robert S. Bloom*                Chief Financial Officer           June 18, 1999
----------------
 Robert S. Bloom                (Principal accounting officer)

Dr. Ann H. Die*                 Director                          June 18, 1999
---------------
 Dr. Ann H. Die

William T. Dillard II*          Director                          June 18, 1999
----------------------
 William T. Dillard II

Harry C. Gambill*               Director                          June 18, 1999
-----------------
 Harry C. Gambill

Rodger S. Kline*                Chief Operating Officer,          June 18, 1999
----------------
 Rodger S. Kline                Treasurer and Director
                                (Principal financial officer)

Thomas F. McLarty, III*         Director                          June 18, 1999
-----------------------
 Thomas F. McLarty, III

Charles D. Morgan*              Chairman of the Board and         June 18, 1999
------------------
 Charles D. Morgan              President (Company Leader)
                                (Principal executive officer)

Robert A. Pritzker*             Director                          June 18, 1999
-------------------
  Robert A. Pritzker

James T. Womble*                Division Leader and Director      June 18, 1999
----------------
  James T. Womble


*By:   /s/ Catherine L. Hughes
    --------------------------
    Catherine L. Hughes
    Attorney-in-Fact

                                 EXHIBIT INDEX

                             Exhibits to Form 10-K

Exhibit                             Exhibit
  No.

3(a)      Amended and Restated Certificate of Incorporation (previously filed as
          Exhibit 3(i) to Acxiom's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4 Rights Agreement dated January 28, 1998 between Acxiom and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of Acxiom, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom's Current Report on Form 8-K dated February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between Acxiom and Trans Union Corporation (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File No. 0-13163, and incorporated herein by reference)

10(c) Data Management Outsourcing Agreement dated April 1, 1999 between Acxiom and Allstate Insurance Company

10(d)     Acxiom Corporation Deferred Compensation Plan (previously filed as
          Exhibit 10(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e) Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(f)     Acxiom Corporation U.K. Share Option Scheme (previously filed as
          Exhibit 10(f) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(g)     Leadership Compensation Plan

10(h) Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-13163, and incorporated herein by reference)

10(i) Asset Purchase Agreement dated April 1, 1996 between Acxiom and Direct Media/DMI, Inc. (previously filed as Exhibit 2 to Acxiom's Current Report on Form 8-K dated April 30, 1996, Commission File No. 0-13613, and incorporated herein by reference)

13   Portions of Acxiom's Annual Report

21   Subsidiaries of Acxiom

23   Consents of KPMG LLP and PricewaterhouseCoopers LLP

24 Powers of Attorney for Robert S. Bloom, Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, Rodger S. Kline, Thomas F. (Mack) McLarty, III, Charles D. Morgan, Robert A. Pritzker, and James T. Womble

27   Financial Data Schedule