Form 10-Q
period 1999-06-30
ACXIOM CORP
filed 1999-08-16
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 1999     OR


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

                             Yes X              No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 9, 1999 was 84,812,412.

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
                                   (Unaudited)
                             (Dollars in thousands)

                                                June 30,          March 31,
                                                  1999              1999
                                                -------           -------
                               Assets
Current assets:
  Cash and cash equivalents                   $     393            12,604
  Trade accounts receivable, net                215,944           184,799
  Refundable income taxes                         4,578            12,651
  Deferred income taxes                          30,643            30,643
  Other current assets                           79,980            61,302
                                                -------           -------
     Total current assets                       331,538           301,999
                                                -------           -------
Property and equipment                          374,380           341,841
  Less - Accumulated depreciation
    and amortization                            127,063           115,460
                                                -------           -------
Property and equipment, net                     247,317           226,381
                                                -------           -------
Software, net of accumulated amortization        48,859            37,400
Excess of cost over fair value of net
  assets acquired                               134,666           122,483
Other assets                                    193,078           201,537
                                                -------           -------
                                              $ 955,458           889,800
                                                =======           =======

                Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt         21,325            23,355
  Trade accounts payable                         44,804            60,216
  Accrued merger and integration costs           32,598            33,181
  Accrued payroll and related expenses            9,591            18,224
  Other accrued expenses                          9,424            25,744
  Deferred revenue                                6,216             7,195
                                                -------           -------
    Total current liabilities                   123,958           167,915
                                                -------           -------
Long-term debt, excluding current installments  377,900           325,223
Deferred income taxes                            38,889            38,889
Stockholders' equity:
  Common stock                                    8,390             8,106
  Additional paid-in capital                    227,206           186,011
  Retained earnings                             182,762           167,013
  Accumulated other comprehensive income (loss)    (459)             (324)
  Treasury stock, at cost                        (3,188)           (3,033)
                                                -------           -------
  Total stockholders' equity                    414,711           357,773
                                                -------           -------
Commitments and contingencies                 $ 955,458           889,800
                                                =======           =======

See accompanying notes to condensed consolidated financial statements.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   For the Three Months Ended

                                                             June 30

                                                    1999                 1998
                                                   -------              -------
Revenue                                          $ 211,506              164,512
Operating costs and expenses:
  Salaries and benefits                             83,709               63,717
  Computer, communications and other equipment      34,174               24,956
  Data costs                                        25,116               26,407
  Other operating costs and expenses                38,261               29,111
                                                   -------              -------
    Total operating costs and expenses             181,260              144,191
                                                   -------              -------
Income from operations                              30,246               20,321
                                                   -------              -------
Other income (expense):
  Interest expense                                  (5,819)              (4,076)
  Other, net                                           769                2,514
                                                   -------              -------
                                                    (5,050)              (1,562)
                                                   -------              -------

Earnings before income taxes                        25,196               18,759
Income taxes                                         9,447                7,022
                                                   -------              -------
Net earnings                                     $  15,749               11,737
                                                   =======              =======
Earnings per share:

     Basic                                       $     .19            $     .16
                                                   =======              =======
     Diluted                                     $     .18            $     .14
                                                   =======              =======

See accompanying notes to condensed consolidated financial statements.

                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                    For the Three Months Ended

                                                             June 30

                                                     1999                 1998
                                                    ------               ------
Cash flows from operating activities:
  Net earnings                                    $ 15,749               11,737
  Non-cash operating activities:
    Depreciation and amortization                   18,266               14,954
    Loss (gain) on disposal of assets                   34                  (21)
    Provision for returns and doubtful accounts        288                1,462
    ESOP compensation                                    -                  794
    Changes in operating assets and liabilities:
      Accounts receivable                          (29,822)             (12,828)
      Other assets                                   9,669              (14,690)
      Accounts payable and other liabilities       (38,713)              (2,725)
      Merger and integration costs                    (583)                   -
                                                    ------               ------
      Net cash used by operating activities        (25,112)              (1,317)
                                                    ------               ------
   Cash flows from investing activities:
    Disposition of assets                              783                   35
    Development of software                        (12,777)             (11,728)
    Capital expenditures                           (35,645)             (17,441)
    Sales of marketable securities                       -                2,757
    Investments in joint ventures                   (1,130)              (8,034)
    Net cash paid in acquisitions                  (15,330)             (20,513)
                                                    ------               ------
      Net cash used by investing activities        (64,099)             (54,924)
                                                    ------               ------
   Cash flows from financing activities:
    Proceeds from debt                              75,149               39,372
    Payments of debt                                (7,234)              (4,387)
    Sale of common stock                             9,143                1,947
                                                    ------               ------
      Net cash provided by financing activities     77,058               36,932
                                                    ------               ------
      Effect of exchange rate changes on cash          (58)                  (6)
                                                    ------               ------

      Net decrease in cash and cash equivalents    (12,211)              19,315
  Cash and cash equivalents at beginning of period  12,604              117,652
                                                    ------              -------
  Cash and cash equivalents at end of period      $    393               98,337
                                                    ======               ======
Supplemental cash flow information:
  Cash paid during the period for:
      Interest                                    $ 12,405                3,527
      Income taxes                                   1,382                2,812
                                                    ======               ======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Supplemental Consolidated Financial Statements filed as a part of the Registrant's restated consolidated financial statements as a result of the Registrant's merger with Computer Graphics of Arizona, Inc. and all of its affiliated companies, as filed with the Securities and Exchange Commission on a Form 8-K dated June 21, 1999.

                       ACXIOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. During the year ended March 31, 1999, the Company recorded special charges totaling $118.7 million related to merger and integration charges associated with the May & Speh merger and the write down of other impaired assets.

     The following table shows the balances which were accrued as of March 31,1999 and the changes in those balances during the quarter ended June 30, 1999 (dollars in thousands):

                                         March 31,                      June 30,
                                           1999          Payments         1999
                                           ----          --------         ----

       Associate-related reserves      $  4,354            455            3,899
       Contract termination costs        27,000              -           27,000
       Other accruals                     1,827            128            1,699
                                         ------            ---           ------
                                       $ 33,181            583           32,598
                                         ======            ===           ======

     The associate-related reserves and contract termination costs will be paid during the current fiscal year. The other accruals will be paid out over periods ranging up to five years.

     On May 28,1999, the Company completed the acquisition of Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its affiliated companies in a stock-for-stock merger. The Company issued 1,871,343 shares of its common stock in exchange for all the outstanding common stock of Computer Graphics. Computer Graphics, a privately held enterprise headquartered in Phoenix, Arizona, is a computer service bureau principally serving financial services direct marketers. This acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Computer Graphics.

     Effective April 1, 1999, the Company acquired the assets of Horizon Systems, Inc. ("Horizon") for $16.5 million in cash and common stock and the assumption of certain liabilities of Horizon, and other cash and stock consideration based on the future performance of Horizon. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Horizon are included in the consolidated results of operations from the date of the acquisition. The excess of the purchase price over the net assets acquired of $14.1 million is being amortized over 20 years.

2. Included in other assets are unamortized outsourcing capital expenditure costs in the amount of $30.1 million and $28.4 million at June 30, 1999 and March 31, 1999, respectively. These costs are amortized over the life of the outsourcing contract. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $17.4 million and $24.9 million at June 30, 1999 and March 31, 1999, respectively. The current portion of such receivables is included in other current assets in the amount of $24.7 million and $24.6 million as of June

     30, 1999 and March 31, 1999, respectively. Other assets also included $105.3 million and $103.5 million in capitalized software license agreements at June 30, 1999 and March 31, 1999, respectively. These licenses are enterprise-wide agreements for systems software from several vendors with terms of from five to seven years. The agreements provide for substantial Company growth which reflects considerable discounts from standard list prices. The offsetting liabilities for the present value of the future payments are included in long-term debt. Also included in other assets are investments in joint ventures in the amount of $20.8 million and $16.9 million at June 30, 1999 and March 31, 1999 respectively.

3.   Long-term debt consists of the following (dollars in thousands):

                                                        June 30,       March 31,
                                                          1999           1999

     5.25% Convertible subordinated notes due 2003;    $ 115,000       115,000
     convertible at the option of the holder into shares of common stock at a conversion price of $19.89 per share; redeemable at the option of the Company at any time after April 3, 2001

     Unsecured revolving credit agreement                130,532        55,384

     6.92% Senior notes due March 30, 2007, payable       30,000        30,000
     in annual installments of $4,286 commencing
     March 30, 2001; interest is payable semi-annually

     3.12% Convertible note, interest and principal            -        25,000
     due April 30, 1999; convertible at maturity into two million shares of common stock

     Capital leases on land, buildings and equipment      20,381        20,587
     payable in monthly payments of $357 of principal and interest; remaining terms of from five to twenty years; interest rates at approximately 8%

     Software license liabilities payable over terms      82,380        76,748
     of from five to seven years; effective interest rates at approximately 6%

     8.5% Unsecured term loan; quarterly principal         8,800         9,000
     payments of $200 plus interest with the balance due in 2003

     9.75% Senior notes, due May 1, 2000, payable in       2,143         4,286
     annual installments of $2,143 each May 1; interest is payable semi-annually

     Other capital leases, debt and long-term              9,989        12,573
     liabilities                                         -------       -------

             Total long-term debt                        399,225       348,578

         Less current installments                        21,325        23,355
                                                         -------       -------
         Long-term debt, excluding current             $ 377,900       325,223
         installments                                    =======       =======

     In April 1999, the holder of the 3.12% convertible note elected to receive the two million shares of the Company's common stock. Accordingly, the balance of the debt and related accrued interest of $2.1 million has been reclassified into equity.

     At June 30, 1999, due to the merger with May & Speh and the special charges booked during the previous year, the Company was in violation of certain restrictive covenants under the unsecured revolving credit agreement and the 9.75% senior notes. The violations of each of these agreements has been waived by the respective lenders. The violations occurred as a result of the net loss reported by the Company for the quarter ended September 30, 1998. Since these calculations are performed using the latest four quarters' statements of operations and cash flows, the violation was waived through the June 30, 1999 quarter. After this date, the violations are not expected to recur since the bulk of the special charges will no longer be included in the twelve month period of the applicable calculations.

     In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the construction loans for the buildings. The aggregate amount of the guarantees at June 30, 1999 was approximately $10 million. The total cost of the two building projects is expected to be approximately $19.5 million.

     In May of 1999, the Company arranged a $25 million temporary increase in the revolving credit facility, which increased the total available facility to $150 million. This temporary increase expired July 31, 1999, but has been extended until October 15, 1999.

4. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                      For the Quarter Ended

                                                 June 30,              June 30,
                                                   1999                  1998

       Basic earnings per share:
         Numerator - net earnings                $15,749                11,737
                                                  ======                ======

         Denominator
           Weighted average shares outstanding    82,787                75,155
                                                  ======                ======

         Earnings per share                         $.19                   .16
                                                    ====                   ===

       Diluted earnings per share:
         Numerator:
           Net earnings                          $15,749                11,737
           Interest expense on convertible
             debt (net of tax effect)                943                 1,057
                                                     ---                 -----
                                                 $16,692                12,794
                                                  ======                ======
         Denominator
           Weighted average shares outstanding    82,787                75,155
           Effect of common stock options
             and warrants                          4,129                 7,135
           Convertible debt                        5,783                 7,782
                                                   -----                 -----
                                                  92,699                90,072
                                                  ======                ======

       Earnings per share                           $.18                   .14
                                                     ===                   ===

     Options to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, are shown below:

                                               For the Quarter Ended

                                         June 30,                 June 30,
                                           1999                     1998
       Number of shares under
       option (in thousands)               1,366                    1,278
       Range of exercise prices       $26.08 - 52.05            $23.55 - 48.48
                                      ==============            ==============


5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $5.2 million and $5.6 million at June 30, 1999 and March 31, 1999, respectively.

6. The following tables present information by business segment (dollars in thousands):

                                                       For the Quarter Ended

                                                     June 30,          June 30,
                                                       1999              1998

       Services                                      $130,092           97,165
       Data Products                                   47,945           43,788
       Information Technology (I. T.) Management       45,338           31,471
       Intercompany eliminations                      (11,869)          (7,912)
                                                      -------          -------
                Total revenue                        $211,506          164,512
                                                      =======          =======

       Services                                        26,101           17,738
       Data Products                                    1,386            4,692
       Information Technology (I. T.) Management       11,297            5,566
       Intercompany eliminations                       (5,936)          (3,981)
       Corporate and other                             (2,602)          (3,694)
                                                      -------          -------
       Income from operations                        $ 30,246           20,321
                                                      =======          =======

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 28, 1999, the Company completed the acquisition of Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its affiliated companies in a stock-for-stock merger. The acquisition was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Computer Graphics.


Results of Operations

For the quarter ended June 30, 1999, consolidated revenue was a record $211.5 million, up 29% from the same quarter a year ago.

The following table shows the Company's revenue by business segment for the quarters ended June 30. 1999 and 1998
(dollars in millions):

                                    June 30,        June 30,             %
                                     1999            1998             Change

Services                            $130.1          $ 97.1             +34%
Data Products                         48.0            43.8             + 9
I. T. Management                      45.3            31.5             +44
Intercompany eliminations            (11.9)           (7.9)            +50
                                     -----           -----             ---
                                    $211.5          $164.5             +29%
                                     =====           =====             ===

Services segment revenues grew 34% when compared to the first quarter in the prior year. Allstate, the Company's largest customer generated revenues of $19.7 million, a 5% decrease from the prior year, principally due to the revised pricing under the recently signed five-year contract under which pricing has been "unbundled" which resulted in lower pricing for the traditional services performed by the Company in support of the underwriting area. The Company has been designated the preferred data provider under the new contract and expects that additional revenue from Allstate will ramp up over the next few quarters. The Financial Services division reported strong results with revenues of $65.7 million increasing 58% over the prior year principally due to continued success in implementing large scale data warehouse solutions for credit card marketers. Other business units with strong year-over-year revenue increases included Retail, Technology, Pharmaceutical, Media, and Sigma Marketing.

Revenues for the Data Products segment of $48.0 million grew 9% over the previous year. Strong year-over-year growth of the InfoBase products of 25%, with particular strength from enhancement and telephone products was mitigated by flat revenue from the Direct Media and DataQuick groups. The Direct Media results reflect some of the distractions in the quarter from the Company's announcement of a possible combination with American List Counsel together with flat revenues from the SmartBase operation following the Abacus alliance announcement. Traditional DataQuick product lines are suffering from cannibalization from Internet products and the late release of Property Pro CD. Also, prior year file license revenues were higher than the current quarter.

Revenues from I. T. Management grew a strong 44% over the same period a year ago. Revenue increases included revenues from the recently migrated Montgomery Wards data center, revenue from Waste Management which did not begin until August 1998 and a 21% increase in revenues from the Trans Union data center relating to an upgrade of processors.

Salaries and benefits grew 31% for the quarter. The increase was partially offset by accrual adjustments related to changes in certain employee benefit plans. Excluding the effect of these adjustments, the increase in salaries and benefits would have been 35%, which generally reflects headcount and merit increases to support the revenue increase. The headcount increases were partially driven by acquisitions and new outsourcing contracts signed since the comparable period in the prior year. Computer, communications and other equipment costs increased 37%, reflecting costs associated with the increased revenue volume, especially the strong growth in the I. T. Management segment. The acquisitions noted above also contributed to the increase. Data costs decreased 5% due primarily to the lower volume of Allstate revenue referred to above. Other operating costs and expenses increased 31%, primarily as a result of higher volume-related expenses including costs related to advertising, travel, and supplies, along with higher costs of client/server platforms sold in connection with data warehouse implementations. Acquisitions also impacted this category, including incremental amortization of goodwill.

Income from operations was $30.2 million, an increase of 49% over the prior year, with operating margins improving from 12.4% to 14.3%.

Interest expense increased by $1.7 million in the current quarter compared to the same quarter a year ago, as a result of higher debt levels. Other income decreased $1.7 million from the previous year due to lower interest income from invested cash related to the $115 million May & Speh convertible debt offering which was completed in March of 1998. The Company's effective tax rate for the quarter was 37.5% compared to 37.4% in the previous year. Net income and diluted earnings per share increased 34% and 29%, respectively.


Capital Resources and Liquidity

Working capital at June 30, 1999 totaled $207.6 million compared to $134.1 million at March 31, 1999. At June 30, 1999, the Company had available credit lines of $151.5 million of which $132.0 million was outstanding. The available credit lines included a temporary increase in the Company's $125.0 million revolving credit facility to $150.0 million until July 31, 1999. The temporary increase in the line was repaid with proceeds from an offering of 1.5 million shares of the Company's stock which was completed July 28, 1999. The temporary increase in the revolving credit facility was subsequently renewed, and now expires October 15, 1999. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 48% at both June 30, 1999 and March 31, 1999. Included in long-term debt at March 31, 1999 were two convertible debt facilities totaling $140 million, of which $25 million was converted to equity in April, 1999. Since the market price of the Company's common stock is in excess of the conversion price under the remaining convertible debt, management expects this debt to be converted as well. Assuming that the remaining $115 million does convert to equity, the Company's debt-to-capital ratio would be reduced to 33%. From March 31, 1999 to June 30, 1999, total stockholders equity increased 16% to $414.7 million.

Cash used by operating activities was $25.1 million for the quarter ended June 30, 1999 compared with $1.3 million used by operating activities for the same period in the prior year. Over the past three fiscal first quarters the Company has reported a negative cash flow from operations as the first quarter of the fiscal year seasonally generates lower income and consequently less cash flow. Earnings before interest, taxes, depreciation, and amortization ("EBITDA"), increased by 30% compared to a year ago. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities. The resulting operating cash flow was reduced, however, by the change in operating assets and liabilities, particularly accounts receivable and accounts payable and other liabilities. The increase in accounts receivable is due to an increase in the days sales outstanding from 80 days at March 31, 1999 to 89 days at June 30, 1999. The days sales outstanding calculation reflects the impact of adjusting revenue and receivables for long-term receivables included in other assets and pass-through amounts receivable associated with the outsourcing contracts and VAT taxes in the United Kingdom. These adjustments are made to properly reflect receivables and revenues on a comparable basis. The Company has set a target of 60 to 65 days sales outstanding and expects to make significant progress towards that goal this fiscal year. The Company has designated 10% of its leadership bonus plans toward making an improvement in days sales outstanding this fiscal year. It is also important to note that there has been no substantial deterioration in the aging since March 31, 1999, with 18% of trade receivables over 60 days at June 30, 1999, compared with 16% at March 31, 1999. Management does not believe the increase in the days sales outstanding represents a collectibility problem, but rather is due to the shift in the Company's business toward longer-term contracts and projects, with the result that a larger amount of the Company's accounts receivable are unbilled at any point in time. The decrease in accounts payable and other liabilities relates primarily to the timing of payments at March 31, 1999 and June 30, 1999.

Investing activities used $64.1 million in the first quarter of 1999, compared to $54.9 million in the prior year. Investing activities included $35.6 million in capital expenditures, compared to $17.4 million in the prior year. Capital expenditures are principally due to purchases of data center equipment to support the Company's outsourcing agreements, as well as the purchase of additional data center equipment in the Company's core data centers. Investing activities also include cash paid for acquisitions, including the purchase of Horizon Systems, Inc. in April 1999.

Financing activities provided $77.1 million for the quarter ended June 30, 1999, compared to $36.9 million a year previously. Most of the amount provided through financing activities represents borrowing under the revolving credit agreement. Financing activities also include sales of common stock under existing option and warrant agreements and payments on debt.

During fiscal 1999, construction was substantially completed on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. These two buildings were built pursuant to 50/50 joint ventures between the Company and local real estate investors. The Company has now occupied both of these two buildings. During the current fiscal year, the

Company has begun construction on a new customer service facility in Conway, Arkansas and expects to begin construction on another customer service facility in Little Rock. The Conway project is expected to be completed in the spring of 2000 and to cost approximately $12.0 million. The Little Rock building is expected to cost approximately $28.0 million and construction is expected to last from January 2000 to September 2001. Financing plans for these two buildings are not yet complete, although the City of Little Rock has committed to issue revenue bonds for the Little Rock project.

While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells software, hardware, and data to customers under extended payment terms or notes receivable collectible over one to eight years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. The Company has also been, and will likely continue to be, actively pursuing acquisitions. As a result, management expects that it will be necessary to raise additional capital during the next fiscal year. Management believes that capital could be raised by negotiating an increase in the current revolving credit agreement, by incurring other debt on either a secured or unsecured basis, or by the issuance of additional equity securities in either public or private offerings. Management also believes that the Company has significant unused capacity to raise capital which could be used to support future growth. In May of 1999, the Company arranged a $25 million increase in the current revolving credit facility. This temporary increase expired July 31, 1999, but has subsequently been extended through October 15, 1999. The Company also completed a secondary offering of common stock July 28, 1999 under which 1.5 million shares of stock were sold, generating $38.8 million. The Company has granted an option to the underwriters under which they may purchase an additional 800,000 shares at a price of $25.85 per share. The Company is also actively pursuing additional capital sources, including financing arrangements for the new buildings noted above, equipment leasing, and a possible temporary or permanent increase in the revolving credit line.


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

Since 1996 the Company has been engaged in an enterprise-wide effort ("the Project") to address the risks associated with the Year 2000 problem, both internal and external. Under the Project, the Company has established a project office comprised of representatives from each of the operating divisions of the Company. A Company readiness champion and project leader are responsible for the readiness process, which includes deliverables such as plans, reviews, and appropriate sign-offs by the appropriate business unit leaders and the Company's Year 2000 leadership. The Project also includes the dissemination of internal communications and status reports on a regular basis to senior leadership.

The Company believes that it has identified and evaluated its internal Year 2000 issues and that sufficient resources have been devoted to renovating IT and non-IT systems that were not already "Year 2000 ready." The Company set an internal deadline of December 31, 1998 to achieve Year 2000 readiness status, with any residual activity to conclude before March 31, 1999. Overall, this objective was achieved as outlined in the Project and any exceptions are being managed. The original timeline was developed to allow the Company to focus on recent mergers and acquisitions as well as customer-driven dependencies. While the core Project substantially ended on March 31, 1999, a transition strategy was implemented moving the Company from a project mode to a standards-based maintenance mode. On going activities based on the transition strategy include reviewing or enhancing contingency plans, continuing vendor product analysis and evaluation, establishing the Year 2000 readiness of acquisitions, and maintaining the readiness standing of existing operations through purchasing and quality processes.

The Project involved four phases: (1) planning; (2) remediation; (3) testing; and (4) certification. The planning phase involved developing a detailed inventory of applications and systems, identifying the scope of necessary remediation to each application or system, and establishing a conversion schedule. During the remediation phase, source codes were actually converted, date fields were expanded or windowed, and the remediated system was tested to ensure it is functionally the same as the existing production version. In the testing phase, test data was prepared and the application was tested using a variety of Year 2000 scenarios. The certification phase validated that a system could run successfully in a Year 2000 environment and appropriate internal sign-offs were obtained.

The following chart indicates the estimated state of completion from each phase of the Project. It is important to note that each phase of the Project was required to be completed before moving to the next phase.

                              Current        Planned           Planned
                              August         December          December
                               1999            1998              1999
                               ----            ----              ----
         Planning              100%            100%              100%
         Remediation            99%             90%              100%
         Testing                96%             80%              100%
         Certification          95%             75%              100%

As previously indicated, any exceptions from the Project have been clearly identified and are being managed. The source of the Company's remaining exceptions is due primarily to customer driven dependencies and recent acquisitions. The majority of these exceptions are targeted for conclusion on or before September 30, 1999.

The financial impact of the Project to the Company has not been, and is not expected to be, material to its financial position or results of operations in any given fiscal year. The costs to date associated with the Year 2000 effort primarily represent a reallocation of existing Company resources. Because of the range of possible issues and the large number of variables involved (including the Year 2000 readiness of any entities acquired by the Company), it is impossible to accurately quantify the potential cost of problems if the Company's remediation efforts or the efforts of those with whom it does business are not successful. Such costs and any failure of such remediation efforts could result in a loss of business, damage to the Company's reputation, and legal liability.

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

In order to assess the readiness status of the Company's vendors, the Company contacted each vendor, via written and/or telephone inquiries, regarding its Year 2000 status and set up an internal database of this information. The Company obtained, when possible, written commitments from each vendor that the products supplied to the Company are or will be (by a date certain) Year 2000 ready. As of June 30, 1999, the Company had received responses to 89% of its inquiries. The Company is also relying on representations made or contained in its vendors' web sites. The responses received were analyzed and where necessary, testing was undertaken. Year 2000 ready versions of vendor products were obtained, as available, and moved onto production platforms. The Company has also identified and is communicating with customers to determine if customers have an effective plan in place to address their Year 2000 issues, and to determine the extent of the Company's vulnerability to the failure of customers to remediate their own Year 2000 issues.

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

In an effort to reduce the risks associated with the Year 2000 problem, the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative power supplies and communication lines. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented throughout 1999. To supplement existing disaster recovery and contingency planning efforts, the Company has developed a Year 2000 response strategy to specifically address the Year 2000 rollover event. Components of this strategy include establishing sound, on-site back-up and recovery approaches, establishing triage procedures and response teams, establishing expedited communications with key vendors, maintaining the processing capabilities for mission critical systems, implementing a freeze or controlled reduction in production system changes from December 1, 1999 to January 31, 2000, and exercising production systems on January 1, 2000 to promote production systems availability and usability.

Despite the best efforts of the Company, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Any failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party vendors and customers. The Company believes that the continued implementation of the Project will reduce the possibility of significant interruptions to the Company's normal business operations.


Outlook

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

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27     Financial Data Schedule

         (b)  Reports on Forms 8-K.

              A report was filed on June 21, 1999, as amended by a Form 8-KA filed on June 25, 1999, which reported the Registrant's restated consolidated financial statements as a result of the Registrant's merger with Computer Graphics of Arizona, Inc. and all of its affiliated companies.

              A  report  was  filed   on  July  23,  1999,  which  reported  the
              Registrant's first quarter's financial results.

Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              Acxiom Corporation




Dated:  August 13, 1999
                                         By:      /s/ Robert S. Bloom
                                            ------------------------------------
                                                  (Signature)
                                                  Robert S. Bloom
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q


         Exhibit Number                              Exhibit
               27                             Financial Data Schedule