Form 10-Q
period 1999-09-30
ACXIOM CORP
filed 1999-11-12
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1999     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----- to -----

Commission file number 0-13163

                               Acxiom Corporation
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                                71-0581897
          (State or Other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)                Identification No.)

        P.O. Box 8180, 1 Information Way,
              Little Rock, Arkansas                            72203
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

                             Yes X              No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 5, 1999 was 85,926,582.

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
                                   (Unaudited)
                             (Dollars in thousands)

                                                 September 30,       March 31,
                                                     1999              1999
                                                    -------           -------
                   Assets
Current assets:
  Cash and cash equivalents                       $  13,315            12,604
  Trade accounts receivable, net                    210,362           184,799
  Refundable income taxes                                 -            12,651
  Deferred income taxes                              30,643            30,643
  Other current assets                               73,438            61,302
                                                    -------           -------
     Total current assets                           327,758           301,999
                                                    -------           -------
Property and equipment                              347,307           341,841
  Less - Accumulated depreciation and
    amortization                                    112,016           115,460
                                                    -------           -------
Property and equipment, net                         235,291           226,381
                                                    -------           -------
Software, net of accumulated amortization            47,681            37,400
Excess of cost over fair value of net
  assets acquired                                   144,501           122,483
Other assets                                        237,958           201,537
                                                    -------           -------
                                                  $ 993,189           889,800
                                                    =======           =======

        Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt             20,467            23,355
  Trade accounts payable                             61,269            60,216
  Accrued merger and integration costs               17,759            33,181
  Accrued payroll and related expenses               13,942            18,224
  Other accrued expenses                             18,692            25,744
  Deferred revenue                                    6,187             7,195
  Income taxes                                        8,851                 -
                                                    -------           -------
    Total current liabilities                       147,167           167,915
                                                    -------           -------
Long-term debt, excluding current installments      310,421           325,223
Deferred income taxes                                38,889            38,889
Stockholders' equity:
  Common stock                                        8,633             8,106
  Additional paid-in capital                        286,870           186,011
  Retained earnings                                 204,062           167,013
  Accumulated other comprehensive income (loss)         403              (324)
  Treasury stock, at cost                            (3,256)           (3,033)
                                                    -------           -------
  Total stockholders' equity                        496,712           357,773
                                                    -------           -------
Commitments and contingencies                     $ 993,189           889,800
                                                    =======           =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    For the Three Months Ended

                                                          September 30

                                                     1999              1998
                                                    -------           -------

Revenue                                           $ 246,840           180,030
Operating costs and expenses:
  Salaries and benefits                              91,840            71,348
  Computer, communications and other equipment       38,570            28,232
  Data costs                                         29,532            28,028
  Other operating costs and expenses                 47,015            25,757
  Special charges                                         -           109,372
                                                    -------           -------
    Total operating costs and expenses              206,957           262,737
                                                    -------           -------
Income (loss) from operations                        39,883           (82,707)
                                                    -------           -------
Other income (expense):
  Interest expense                                   (6,534)           (4,323)
  Other, net                                            731             2,400
                                                    -------           -------
                                                     (5,803)           (1,923)
                                                    -------           -------


Earnings (loss) before income taxes                  34,080           (84,630)
Income taxes                                         12,780           (24,082)
                                                    -------           -------

Net earnings (loss)                               $  21,300           (60,548)
                                                    =======           =======

Earnings (loss) per share:

     Basic                                        $    0.25             (0.79)
                                                    =======           =======
     Diluted
                                                  $    0.24             (0.79)
                                                    =======           =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    For the Six Months Ended

                                                          September 30

                                                     1999              1998
                                                    -------           -------

Revenue                                           $ 458,346           344,542
Operating costs and expenses:
  Salaries and benefits                             175,549           135,065
  Computer, communications and other equipment       72,744            53,188
  Data costs                                         54,648            54,435
  Other operating costs and expenses                 85,276            54,868
  Special charges                                         -           109,372
                                                    -------           -------
    Total operating costs and expenses              388,217           406,928
                                                    -------           -------
Income (loss) from operations                        70,129           (62,386)
                                                    -------           -------
Other income (expense):
  Interest expense                                  (12,353)           (8,399)
  Other, net                                          1,500             4,914

                                                    -------           -------
                                                    (10,853)           (3,485)
                                                    -------           -------


Earnings (loss) before income taxes                  59,276           (65,871)
Income taxes                                         22,227           (17,060)
                                                    -------           -------

Net earnings (loss)                               $  37,049           (48,811)
                                                    =======           =======
Earnings (loss) per share:

     Basic                                        $    0.44             (0.64)
                                                    =======           =======
     Diluted                                      $    0.42             (0.64)
                                                    =======           =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)
                                                    For the Six Months Ended

                                                          September 30


                                                     1999             1998
                                                    ------           -------
Cash flows from operating activities:
  Net earnings (loss)                             $ 37,049           (48,811)
  Non-cash operating activities:
    Depreciation and amortization                   40,849            30,058
    Loss (gain) on disposal of assets                  265               (13)
    Provision for returns and doubtful accounts        528             1,549
    ESOP compensation                                    -             1,388
    Special charges                                      -           109,372
    Changes in operating assets and liabilities:
      Accounts receivable                          (23,188)          (37,419)
      Other assets                                 (18,100)          (35,483)
        Accounts payable and other liabilities     (13,332)          (14,887)
      Merger and integration costs                 (15,422)           (1,255)
                                                    ------           -------
      Net cash provided by operating activities      8,649             4,499
                                                    ------           -------
   Cash flows from investing activities:
    Disposition of assets                            1,211               135
    Development of software                        (20,736)          (16,908)
    Capital expenditures                           (64,701)          (47,323)
    Proceeds from sale and leaseback transaction    32,513                 -
    Sales of marketable securities                       -             7,761
    Investments in joint ventures                   (1,401)           (8,145)
    Net cash paid in acquisitions                  (15,581)          (22,296)
                                                    ------           -------
      Net cash used by investing activities        (68,695)          (86,776)
                                                    ------           -------
   Cash flows from financing activities:
    Proceeds from debt                              76,076            40,186
    Payments of debt                               (77,939)          (81,544)
    Sale of common stock                            62,636            15,784
                                                    ------           -------
      Net cash used by financing activities         60,773           (25,574)
                                                    ------           -------
      Effect of exchange rate changes on cash          (16)               31
                                                    ------           -------

      Net increase (decrease) in cash and
        cash equivalents                               711          (107,820)
  Cash and cash equivalents at beginning of
    period                                          12,604           117,652
                                                    ------           -------
  Cash and cash equivalents at end of period      $ 13,315             9,832
                                                    ======           =======
  Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                    $ 16,454             8,210
      Income taxes                                     717             4,164
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

     The following table shows the balances which were accrued as of March 31,1999 and the changes in those balances during the six months ended September 30, 1999 (dollars in thousands):

                                    March 31,                      September 30,
                                      1999          Payments            1999
                                      ----          --------            ----

       Associate-related reserves  $  4,354           1,531             2,823
       Contract termination costs    27,000          13,500            13,500
       Other accruals                 1,827             391             1,436
                                     ------          ------            ------
                                   $ 33,181          15,422            17,759
                                     ======          ======            ======

     The bulk of the associate-related reserves and contract termination costs will be paid during the current fiscal year. The other accruals will be paid out over periods ranging up to five years.

     On May 28, 1999, the Company completed the acquisition of Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its affiliated companies in a stock-for-stock merger. The Company issued 1,871,343 shares of its common stock in exchange for all the outstanding common stock of Computer Graphics. Computer Graphics, a privately held enterprise headquartered in Phoenix, Arizona, is a computer service bureau principally serving financial services direct marketers. This acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Computer Graphics. Included in the statement of operations for the six months ended September 30, 1999 are revenues of $5.3 million and earnings before income taxes of $1.7 million for Computer Graphics for the period from April 1, 1999 to May 28, 1999. For the six months ended September 30, 1998 Computer Graphics had revenues of $11.4 million and earnings before income taxes of $1.7 million.

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

     Effective August 1, 1999 the Company acquired all of the issued and outstanding common stock of Access Communication Systems, Inc. ("Access") for 300,000 shares of the Company's common stock, valued at $6.3 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Access are included in the consolidated results of operations from the date of acquisition. The excess of the purchase price over the net assets acquired of $8.6 million is being amortized over 20 years.

2. Included in other assets are unamortized deferred expenses and outsourcing capital expenditure costs in the amount of $36.7 million and $28.4 million at September 30, 1999 and March 31, 1999, respectively. These costs are amortized over the life of the related contract. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $41.3 million and $24.9 million at September 30, 1999 and March 31, 1999, respectively. The current portion of such receivables is included in other current assets in the amount of $30.1 million and $24.6 million as of September 30, 1999 and March 31, 1999, respectively. Other assets also included $125.4 million and $103.5 million in capitalized software license agreements at September 30, 1999 and March 31, 1999, respectively. These licenses are enterprise-wide agreements for systems software from several vendors with terms of from five to seven years. The agreements provide for substantial Company growth and as a result, reflect considerable discounts from standard list prices. The licenses are being amortized over their estimated useful lives. The offsetting liabilities for the present value of the future payments are included in long-term debt. Also included in other assets are investments in joint ventures in the amount of $18.4 million and $16.9 million at September 30, 1999 and March 31, 1999 respectively.

3. Long-term debt consists of the following (dollars in thousands):



                                                    September 30,     March 31,
                                                        1999            1999

     5.25% Convertible subordinated notes due 2003;   $115,000         115,000
     convertible at the option of the holder into shares of common stock at a conversion price of $19.89 per share; redeemable at the option of the Company at any time after April 3, 2001

     Unsecured revolving credit agreement               71,314          55,384

     6.92% Senior notes due March 30, 2007, payable     30,000          30,000
     in annual installments of $4,286 commencing
     March 30, 2001; interest is payable semi-annually

     3.12% Convertible note, interest and principal          -          25,000
     due April 30, 1999; convertible at maturity into two million shares of common stock

     Capital leases on land, buildings and equipment    19,195          20,587
     payable in monthly payments of $357 of principal and interest; remaining terms of from five to twenty years; interest rates at approximately 8%

     Software license liabilities payable over terms    77,598          76,748
     of from five to seven years; effective interest rates at approximately 6%

     8.5% Unsecured term loan; quarterly principal       8,800           9,000
     payments of $200 plus interest with the balance due in 2003

     9.75% Senior notes, due May 1, 2000, payable in     2,143           4,286
     annual installments of $2,143 each May 1;
     interest is payable semi-annually

     Other capital leases, debt and long-term
     liabilities                                         6,838          12,573
                                                       -------         -------

             Total long-term debt                      330,888         348,578


         Less current installments                      20,467          23,355
                                                       -------         -------

         Long-term debt, excluding current
           installments                               $310,421         325,223
                                                       =======         =======

     In April 1999, the holder of the 3.12% convertible note elected to receive the two million shares of the Company's common stock. Accordingly, the balance of the debt and related accrued interest of $2.1 million has been reclassified into equity.

     In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. The aggregate amount of the guarantees at September 30, 1999 was approximately $4.4 million.

4. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                            For the               For the
                                         Quarter Ended        Six Months Ended

                                         September 30,          September 30,
                                        1999       1998        1999       1998

Basic earnings (loss) per share:
   Numerator - net earnings (loss)   $ 21,300    (60,548)     37,049    (48,811)
                                       ======     ======      ======     ======
   Denominator
      Weighted average shares
      outstanding                      84,741     76,584      83,764     75,869
                                       ======     ======      ======     ======
   Earnings (loss) per share:        $   0.25      (0.79)       0.44      (0.64)
                                       ======     ======      ======     ======
Diluted earnings (loss) per share:
   Numerator:
      Net earnings (loss)            $ 21,300    (60,548)     37,049     48,811

      Interest expense on
      convertible debt
      (net of tax effect)                 943          -       1,886          -
                                       ------     ------      ------     ------
                                     $ 22,243    (60,548)     38,935    (48,811)
                                       ======     ======      ======     ======
   Denominator
      Weighted average shares
       outstanding                     84,741     76,584      83,764     75,869

      Effect of common stock
      options and warrants              3,569          -       3,849          -

      Convertible debt                  5,783          -       5,783          -
                                       ------     ------      ------     ------
                                       94,093     76,584      93,396     75,869
                                       ======     ======      ======     ======
   Earnings (loss) per share         $   0.24      (0.79)       0.42      (0.64)
                                       ======     ======      ======     ======


     Options to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, are shown below:

                                         For the                   For the
                                      Quarter Ended            Six Months Ended

                                      September 30,              September 30,
                                          1999                       1999
       Number of shares under
       option (in thousands)              4,059                      2,713

       Range of exercise prices      $23.55 - 54.00             $23.55 - 54.00
                                      =============              =============

     All potentially dilutive securities were excluded from the diluted earnings per share calculations for the quarter and six months ended September 30, 1998 because they were antidilutive. The effect of common stock options and warrants which were excluded was 6,743,000 and 6,939,000 for the quarter and six months, respectively. Potentially dilutive shares related to convertible debt which were excluded were 7,783,000 for both the quarter and six months. Interest expense on the convertible debt (net of tax effect) excluded in computing diluted earnings (loss) per share was $1,057,000 and $2,125,000 for the quarter and six months, respectively.

5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $5.3 million and $5.6 million at September 30, 1999 and March 31, 1999, respectively.

6. The following tables present information by business segment (dollars in thousands):

                               For the Quarter Ended    For the Six Months Ended

                                   September 30,             September 30,
                                --------------------      --------------------
                                 1999         1998         1999         1998
                                -------      -------      -------      -------
Services                      $ 162,666      105,303      292,758      202,468

Data Products                    59,953       48,020      107,899       91,807

Information Technology (I. T.)
   Management                    43,650       36,604       89,989       68,076

Intercompany eliminations       (19,429)      (9,897)     (31,300)     (17,809)
                                -------      -------      -------      -------
      Total revenue           $ 246,840      180,030      458,346      344,542
                                =======      =======      =======      =======
Services                         32,645       20,734       58,751       38,472

Data Products                     6,622        6,802        8,039       11,494

Information Technology (I. T.)
   Management                    10,999        7,948       22,261       13,515

Intercompany eliminations        (9,715)      (4,847)     (15,651)      (8,829)

Corporate and other                (668)    (113,344)      (3,271)    (117,038)
                                -------      -------      -------      -------
Income from operations        $  39,883      (82,707)      70,129      (62,386)
                                =======      =======      =======      =======

7. On July 28, 1999 the Company completed a secondary offering of 1,500,000 shares of its common stock. In addition, four shareholders of the Company sold 4,011,076 shares of common stock. In connection with the offering, the Company granted an over-allotment option to the underwriters to purchase up to an additional 800,000 shares. The underwriters exercised the option on August 17, 1999 for 500,000 shares, bringing the total shares sold by the Company to 2,000,000. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $51.3 million.

8. On September 30, 1999 the Company entered into a synthetic lease arrangement under which a lessor committed to purchase and lease to the Company up to $100 million of equipment under a master lease agreement. The initial funding was approximately $32.5 million paid directly to the Company for the sale and leaseback of existing equipment, purchased generally over the previous 18 months, and an additional $3.7 million for new equipment which was paid directly to vendors. The Company presently intends to lease only new equipment in the future. There was no gain or loss on the sale and leaseback transaction. The leases, which have minimum terms of 24 months for the sale and leaseback on the used equipment portion and 36 months for the new equipment portion, are being accounted for as operating leases.

9. The accumulated balance of other comprehensive income (loss), which consists solely of foreign currency translation adjustment was $0.4 million and ($0.3 million) as of September 30, 1999 and March 31, 1999, respectively. Comprehensive income was $22.2 million and $37.8 million for the quarter and six months ended September 30, 1999, respectively. Comprehensive loss was $59.9 million and $48.1 million for the quarter and six months ended September 30, 1998, respectively.

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


Results of Operations

For the quarter ended September 30, 1999, consolidated revenue was $246.8 million, up 37% from the same quarter a year ago. For the six months ended September 30, 1999, revenue was $458.3 million, an increase of 33% over the same period in the prior year.

The following table shows the Company's revenue by business segment for the quarters ended September 30, 1999 and 1998 (dollars in millions):

                            September 30,       September 30,            %
                                1999                1998              Change
                                -----               -----             ------

Services                      $ 162.7             $ 105.3              +54%
Data Products                    59.9                48.0              +25
I. T. Management                 43.6                36.6              +19
Intercompany eliminations       (19.4)               (9.9)             +96
                                -----               -----              ---

                              $ 246.8             $ 180.0              +37%
                                =====               =====              ===

Services segment revenue grew 54% for the quarter when compared to the same quarter in the prior year. Led by the Financial Services Division, which doubled over the prior year, the Services segment also reported strong growth from the media, telecommunications, pharmaceutical and Sigma business units. The International Division also reported strong growth with revenue increasing 38% over the prior year. The Services segment continues to benefit from companies implementing customer relationship management (CRM) strategies. The Allstate business unit revenue, which is now less than 10% of the Company's total revenue, decreased 8% from the prior year due to lower volumes and reduced pricing under the new contract.

The Data Products segment second quarter revenue increased by 25% over the prior year. A strong performance from the Infobase and DataQuick units which grew a combined 45% was partially offset by flat revenues from the Direct Media unit.

Revenues from I. T. Management for the quarter increased 19% over the prior year. Revenue from new contracts including Montgomery Wards, City of Chicago, Atlanta Gas and Light and approximately 15 smaller customers was partially offset by Waste Management ending their contract during the quarter and consequently reporting lower year-over-year revenue.

For the six months ended September 30, 1999, Services segment revenue was up 45%, Data Products was up 18%, and I. T. Management increased 32%. The discussion above related to the second quarter is also generally applicable to understanding the revenue increases for the six month period.

Salaries and benefits grew 29% for the quarter. This increase primarily reflects headcount and merit increases associated with the growth of the business combined with acquisitions not included in the prior year. A benefit from an accrual adjustment related to an employee benefit plan of $1.3 million was largely offset by a severance charge of approximately $1.0 million related to terminations during the quarter. For the six months ended September 30, 1999, salaries and benefits increased 30%, which also generally reflects both headcount and normal salary increases resulting from the growth in the business. Headcount increases are partially driven by acquisitions and new outsourcing contracts signed since the comparable period in the prior year. Excluding the accrual adjustment and severance charge noted above, as well as additional accrual adjustment in the first quarter, the increase for the six months would have been 32%.

Computer, communications and other equipment costs for the quarter increased 37%, reflecting increased capital expenditures and software costs associated with the increased revenue volume. For the six months ended September 30, 1999, computer, communications and other equipment costs were also up 37%.

Data costs increased 5% for the quarter due to the impact of fixed royalty arrangements with outside data vendors combined with lower data costs associated with the reduced volumes under the Allstate contract. For the six months, data costs increased less than 1%.

Other operating costs and expenses increased 83% for the quarter principally due to large sales of server equipment during the quarter. These server sales are part of our data warehouse solution being delivered to our customers. Excluding the impact of these sales, other operating expenses for the quarter would have been 28% greater than in the prior year. This adjusted increase was generally caused by the higher volume in revenue along with higher goodwill amortization from acquisitions occurring since the same period in the prior year. For the six months, other operating costs and expenses increased 55%, principally for the same reasons noted above.

Income from operations for the quarter was $39.9 million, compared to an operating loss in the prior year of $82.7 million. The prior year included special charges of $109.4 million which were merger and integration charges associated with the May & Speh merger and the write down of other impaired assets. Excluding the special charges, operating margin increased from 14.8% to 16.2% for the quarter. For the six months ended September 30, 1999, income from operations was $70.1 million, compared to a loss from operations in the prior year of $62.4 million. Again excluding the special charges, operating margin increased from 12.6% to 15.3% for the six months.

Interest expense increased by $2.2 million in the current quarter compared to the same quarter a year ago, as a result of higher debt levels. The increase for the six months was $4.0 million for the same reason. Other income decreased $1.7 million from the previous year due to lower interest income from invested cash related to the $115 million May & Speh convertible debt offering which was completed in March of 1998. For the six-month period, the decrease was $3.4 million. The Company's effective tax rate for both the quarter and six months was 37.5%. The effective tax rate in the prior year was impacted by the special charges, which were not fully deductible for tax purposes. The Company recorded net earnings of $21.3 million for the quarter and $37.0 million for the six months, compared to net loss of $60.5 million for the quarter and $48.8 million for the six months in the previous year. Earnings per share for the quarter on a basic and diluted basis were $.25 and $.24, respectively. For the six months, earnings per share on a basic and diluted basis were $.44 and $.42, respectively.

Capital Resources and Liquidity

Working capital at September 30, 1999 totaled $180.6 million compared to $134.1 million at March 31, 1999. At September 30, 1999, the Company had available credit lines of $151.5 million of which $72.8 million was outstanding. The available credit lines included a temporary increase in the Company's $125.0 million revolving credit facility to $150.0 million until October 15, 1999. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 38% at September 30, 1999 compared to 48% at March 31, 1999. Included in long-term debt at March 31, 1999 were two convertible debt facilities totaling $140 million, of which $25 million was converted to equity in April, 1999. The conversion price of the remaining $115 million convertible debt is $19.89 per share. The market price of the Company's common stock has been in excess of this conversion price for most of the current fiscal year, although since September 30 it has dropped below the conversion price. If the price of the Company's common stock increases to above the conversion price, management expects this debt to be converted as well. Assuming that the remaining $115 million converts to equity, the Company's debt-to-capital ratio would be reduced to 24% at September 30, 1999. From March 31, 1999 to September 30, 1999, total stockholders equity increased 39% to $496.7 million.

Cash provided by operating activities was $8.6 million for the six months ended September 30, 1999, compared with $4.5 million for the same period in the prior year. Excluding special charges, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), increased by 37% compared to a year ago. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities. The resulting operating cash flow in both the current and prior year was reduced by the change in operating assets and liabilities. Days sales outstanding was 80 days at both September 30, 1999 and March 31, 1999. The days sales outstanding calculation reflects the impact of adjusting revenue and receivables for long-term receivables included in other assets and pass-through amounts receivable associated with the outsourcing contracts and VAT taxes in the United Kingdom. These adjustments are made to properly reflect receivables and revenues on a comparable basis. The Company has set a target of 72 days sales outstanding for March 31, 2000. The Company has designated 10% of its leadership bonus plans toward achieving this goal.

Investing activities used $68.7 million in the six months ended September 30, 1999 compared to $86.8 million in the prior year. Investing activities included $64.7 million in capital expenditures, compared to $47.3 million in the prior year. Capital expenditures are principally due to purchases of data center equipment to support the Company's outsourcing agreements, as well as the purchase of additional data center equipment in the Company's core data centers. Capital expenditures were partially offset by the sale and leaseback of equipment under a synthetic leasing arrangement. The Company has obtained a commitment from a financial institution for up to $100 million in equipment purchases under this leasing facility. At September 30, 1999, the Company obtained funding for $36.2 million of assets. Of this amount, $32.5 million was paid to the Company for previously purchased assets and the remainder was paid directly to vendors for asset purchases which were in process. Investing activities also include cash paid for acquisitions, including the purchase of Horizon Systems, Inc. in April 1999.

Financing activities provided $60.8 million for the six months ended September 30, 1999, compared to the use of $25.6 million in the previous year. Most of the amount provided through debt proceeds represents borrowing under the revolving credit agreement. Financing activities also include the proceeds of approximately $51.3 million related to the sale of two million shares of stock in a secondary public offering, as well as sales of common stock under existing option and warrant agreements.

During fiscal 1999, construction was substantially completed on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. These two buildings were built pursuant to 50/50 joint ventures between the Company and local real estate investors. The Company has now occupied both of these buildings. During the current fiscal year, the Company has begun construction on a new customer service facility in Conway, Arkansas and expects to begin construction on another customer service facility in Little Rock. The Conway project is expected to be completed in the spring of 2000 and to cost approximately $12.0 million. The Little Rock building is expected to cost approximately $30.0 to $35.0 million and construction is expected to last from January 2000 to September 2001. Subsequent to September 30, 1999, the Company has secured construction and permanent financing for the Conway project through a local bank. The City of Little Rock has committed to issue revenue bonds for the Little Rock project.

While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells hardware to customers under extended payment terms or notes receivable collectible generally over three years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. The Company also continues to evaluate acquisitions which may require up-front payments of cash. As a result, management expects that it will be necessary to raise additional capital. The

Company is actively pursuing additional capital sources, including financing arrangements for the new buildings noted above, additional equipment leasing, and a possible permanent increase in the revolving credit line. In May of 1999, the Company arranged a $25 million increase in the current revolving credit facility. This temporary increase expired July 31, 1999, but was subsequently extended through October 15, 1999. The Company also completed a secondary offering of common stock July 28, 1999 under which 1.5 million shares of stock were sold. The Company granted an option to the underwriters under which they could purchase an additional 800,000 shares at a price of $25.85 per share. The underwriters exercised the option for 500,000 shares on August 17, 1999. The total net proceeds from these stock sales for the quarter after deducting underwriting discounts and offering expenses were approximately $51.3 million.


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

The Company believes that it has identified and evaluated its internal Year 2000 issues and that sufficient resources have been devoted to renovating IT and non-IT systems that were not already "Year 2000 ready." The Company set an internal deadline of December 31, 1998 to achieve Year 2000 readiness status, with any residual activity to conclude before March 31, 1999. Overall, this objective was achieved as outlined in the Project and any exceptions are being managed. The original timeline was developed to allow the Company to focus on recent mergers and acquisitions as well as customer-driven dependencies. While the core Project substantially ended on March 31, 1999, a transition strategy was implemented moving the Company from a project mode to a standards-based maintenance mode. On-going activities based on the transition strategy include reviewing or enhancing contingency plans, continuing vendor product analysis and evaluation, establishing the Year 2000 readiness of acquisitions, and maintaining the readiness standing of existing operations through purchasing procedures and quality control processes.

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

                              Current        Planned          Planned
                             September       December         December
                               1999            1998             1999
                               ----            ----             ----
         Planning              100%            100%             100%
         Remediation            99%             90%             100%
         Testing                99%             80%             100%
         Certification          99%             75%             100%

As previously indicated, any exceptions from the Project have been clearly identified and are being managed. The source of the Company's remaining exceptions is due primarily to customer driven dependencies and recent acquisitions. The majority of these exceptions are targeted for conclusion during November 1999, and the remainder are not material to the Company's business.

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

In order to assess the readiness status of the Company's vendors, the Company contacted each vendor, via written and/or telephone inquiries, regarding its Year 2000 status and set up an internal database of this information. The Company obtained, when possible, written commitments from each vendor that the products supplied to the Company are or will be (by a date certain) Year 2000 ready. The Company received responses to 89% of its inquiries. The Company is also relying on representations made or contained in its vendors' web sites. The responses received were analyzed and where necessary, testing was undertaken. Year 2000 ready versions of vendor products were obtained, as available, and moved onto production platforms. The Company has also identified and continues to communicate with customers to determine if customers have an effective plan in place to address their Year 2000 issues, and to determine the extent of the Company's vulnerability to the failure of customers to remediate their own Year 2000 issues.

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


Outlook

In a press release dated October 26, 1999, the Company, in a forward-looking statement, disclosed plans to increase investment in technology to support the Acxiom Data Network and AbiliTec products. The nature of the investments over the next 2 to 2 1/2 years includes costs associated with reengineering development, providing the production and testing environment, globalization, incremental data content, sales incentives, marketing support, advertising and branding. Management expects this required additional investment to be offset by opportunities and savings in other areas for the current fiscal year. However, as we ramp up this investment, next year's earnings per share growth may be impacted and could be in the 15 - 20% range as a result of these investments. As the more efficient AbiliTec delivered products become a predominant part of our total revenue, we anticipate the results of our investment will produce margins well above current levels.

As a result of several recent events, the extent and timing of this increased investment has become more mission critical for the Acxiom Data Network and AbiliTec products to become accepted as the industry standards for data management and delivery. These recent events include:

* The results of the first 100-day project (ended September 1, 1999) for the Acxiom Data Network and AbiliTec were successful and led to the establishment of a second 100-day project. The first 100-day project was principally developmental in nature to render the technology production-ready for large scale applications.

* As we initiated the second 100-day project, whose primary purpose is to implement the technology into our processing, we realized that the potential for this technology to provide a quantum leap for customer data integration in CRM applications within Acxiom and externally to support e-commerce and enterprise-wide CRM applications was much larger than previously recognized. We also realized that we needed to devote substantial additional resources so that we would be able to service our current business while at the same time implementing new technologies.

* The number of new business wins during the quarter in which the Acxiom Data Network and AbiliTec technology was a key part of the selling process were significant. Additionally, the new business pipeline includes a number of other opportunities which also have the Acxiom Data Network and AbiliTec as a significant element. Also the impending passage of legislation in the U.S. financial services industry, which will allow banks, insurance, and brokerage firms to merge, demonstrated that there could be significant new opportunities for us in that industry.

*    We also began to  understand  more fully that when the AbiliTec  technology
     was  implemented   internally  that  we  would  become  substantially  more
     efficient.

* The significant momentum of Customer Relationship Management (CRM) and e-commerce initiatives has heightened the opportunities for Acxiom. Recent independent studies have underscored this realization.

* A number of our multinational customers have requested us to rapidly build up our global capabilities to support solutions across the world in the same manner we deliver these solutions in the U. S.

As a result, the Company has decided to accelerate investment in Acxiom Data Network and AbiliTec to optimize the opportunity and to ensure that the technology becomes the industry standard for data integration.

Certain statements in this quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements include: statements concerning the Company's need for additional capital and the ability to raise additional capital; statements concerning the Company's ability to remediate date sensitive IT-systems and non-IT systems in conjunction with the arrival of the year 2000 and the impact of those efforts, and their success or failure, on the Company's future results of operation; statements concerning the coming year's earnings per share growth; statements concerning the positive impact of the Company's investment in Acxiom Data Network and AbiliTec products on the Company's future revenues and margins; statements concerning the impact of implementation of Acxiom Data Network and AbiliTec technology in CRM applications, and those concerning the momentum of CRM application and e-commerce initiatives; statements concerning the impact of impending passage of legislation in the U.S. banking industry; statements concerning efficiency gains related to the implementation of AbiliTec; and statements concerning potential growth of international markets. Other factors may cause actual results to differ materially from those in the forward-looking statements. Representative factors include: the complexity and uncertainty regarding the development of new high technology products, such as the Acxiom Data Network and AbiliTec, and the loss of market share through competition or the acceptance of these or other products on a less rapid basis than expected; the introduction of competent products or technologies by other companies; changes in the business information industries and markets; the company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the company's ability to complete the implementation of its Year 2000 plans and its customers ability to complete their Year 2000 plans on a timely basis; a reduction in demand for the company's products and services resulting from its customers' Year 2000 issues; the continued ability to attract and retain qualified technical associates and the possible loss of associates to other organizations; the ability to motivate its sales force; the ability to achieve cost reductions; changes in the regulatory environment affecting the company's business, including but not limited to legislation relating to the company's ability to collect and use data; data suppliers might withdraw data from the company, leading to the company's inability to provide certain products and services; short-term contracts affect the predictability of the company's revenues; the potential loss of data center capacity or interruption of telecommunication links; postal rate increases that could lead to reduced volume of business; Acxiom's customers may cancel or modify their agreements with the company; and other market factors. Other factors are detailed from time to time in the company's periodic reports and registration statements. The company undertakes no obligation to publicly release any revision to any forward looking statement to reflect any future events or circumstances. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K.

Form 10-Q

                               ACXIOM CORPORATION
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

          On September 20, 1999 the Company and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of Arkansas. The action alleges that the defendants violated
          Section 11 of the Securities Act of 1933 in connection with the July 23, 1999 public offering of 5,421,000 shares of the common stock of the Company. In addition, the action seeks to assert liability against the Company Leader pursuant to Section 15 of the Securities Act of 1933. The action seeks to have a class certified of all purchasers of the stock sold in the public offering. Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations. The cases are in their infancy and no substantive filings have been made subsequent to the initial complaints. The Company believes the allegations are without merit and the defendants intend to vigorously contest the cases, and at the appropriate time, seek their dismissal.

          There are various other litigation matters that arise in the normal course of the business of the Company. None of which, however, are believed to be material in their nature or scope.

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on August 4, 1999. At the meeting, the shareholders approved the election of three directors. Voting results for each individual nominee were as follows:
         William T. Dillard II, 64,244,896 votes for and 446,719 votes withheld; Harry C. Gambill, 64,234,374 votes for and 457,241 votes withheld, and Thomas F. (Mack) McLarty, III, 64,167,642 votes for and 523,973 votes withheld. These three elected directors will serve with the other five Board members: Dr. Ann H. Die and Charles D. Morgan, whose terms will expire at the 2000 Annual Meeting, and Rodger S. Kline, Robert A. Pritzker and James T. Womble, whose terms expire at the 2001 Annual Meeting.

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



                                           Acxiom Corporation




Dated:  November 12, 1999
                                           By:      /s/ Robert S. Bloom
                                              ----------------------------------
                                              (Signature)
                                              Robert S. Bloom
                                              Chief Financial Officer
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q


                  Exhibit Number                            Exhibit

                        27                          Financial Data Schedule