Form 10-Q
period 1999-12-31
ACXIOM CORP
filed 2000-02-10
CIK 733269

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999 OR


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

                             Yes X        No

     The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of February 2, 2000 was 86,595,765.

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
                                  (Unaudited)
                            (Dollars in thousands)

                                                                               December 31,        March 31,
                                                                                   1999              1999
                                                                               ------------      ------------
                                Assets
                                ------
Current assets:
  Cash and cash equivalents                                                    $     17,929            12,604
  Trade accounts receivable, net                                                    214,557           184,799
  Refundable income taxes                                                                 -            12,651
  Deferred income taxes                                                              30,643            30,643
  Other current assets                                                               82,592            61,302
                                                                               ------------      ------------
     Total current assets                                                           345,721           301,999
                                                                               ------------      ------------
Property and equipment                                                              361,835           341,841
  Less - Accumulated depreciation and amortization                                  123,384           115,460
                                                                               ------------      ------------
Property and equipment, net                                                         238,451           226,381
                                                                               ------------      ------------
Software, net of accumulated amortization                                            48,311            37,400
Excess of cost over fair value of net assets acquired                               161,032           122,483
Other assets                                                                        241,013           201,537
                                                                               ------------      ------------
                                                                               $  1,034,528           889,800
                                                                               ============      ============
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
  Current installments of long-term debt                                             19,071            23,355
  Trade accounts payable                                                             32,886            60,216
  Accrued merger and integration costs                                               16,648            33,181
  Accrued payroll and related expenses                                               16,854            18,224
  Other accrued expenses                                                             27,316            25,744
  Deferred revenue                                                                   10,967             7,195
  Income taxes                                                                       37,649                 -
                                                                               ------------      ------------
    Total current liabilities                                                       161,391           167,915
                                                                               ------------      ------------
Long-term debt, excluding current installments                                      308,375           325,223
Deferred income taxes                                                                38,889            38,889
Stockholders' equity
  Common stock                                                                        8,656             8,106
  Additional paid-in capital                                                        290,058           186,011
  Retained earnings                                                                 230,540           167,013
  Accumulated other comprehensive income (loss)                                        (306)             (324)
  Treasury stock, at cost                                                            (3,075)           (3,033)
                                                                               ------------      ------------
  Total stockholders' equity                                                        525,873           357,773
                                                                               ------------      ------------
Commitments and contingencies
                                                                               $  1,034,528           889,800
                                                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

FORM 10-Q

                      ACXIOM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                               For the Three Months Ended

                                                                                         December 31

                                                                                  1999                 1998
                                                                              ------------         ------------
Revenue                                                                       $    244,303              193,910
Operating costs and expenses:
  Salaries and benefits                                                             95,490               67,588
  Computer, communications and other equipment                                      36,400               29,779
  Data costs                                                                        25,825               26,142
  Other operating costs and expenses                                                40,199               35,068
  Special charges                                                                        -                9,375
                                                                              ------------         ------------
    Total operating costs and expenses                                             197,914              167,952
                                                                              ------------         ------------
Income from operations                                                              46,389               25,958
                                                                              ------------         ------------
Other income (expense):
  Interest expense                                                                  (5,624)              (4,518)
  Other, net                                                                         1,598                  957
                                                                              ------------         ------------
                                                                                    (4,026)              (3,561)
                                                                              ------------         ------------

Earnings before income taxes                                                        42,363               22,397
Income taxes                                                                        15,885                8,359
                                                                              ------------         ------------
Net earnings                                                                  $     26,478               14,038
                                                                              ------------         ------------
Earnings per share:

     Basic                                                                    $        .31                  .18
                                                                              ------------         ------------
     Diluted                                                                  $        .29                  .16
                                                                              ------------         ------------

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                      ACXIOM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                                  For the Nine Months Ended

                                                                                         December 31
                                                                                 1999                  1998
                                                                              ------------         ------------
Revenue                                                                       $    702,649              538,452
Operating costs and expenses:
  Salaries and benefits                                                            271,040              202,653
  Computer, communications and other equipment                                     109,143               82,967
  Data costs                                                                        80,473               80,577
  Other operating costs and expenses                                               125,475               89,936
  Special charges                                                                        -              118,747
                                                                              ------------         ------------
    Total operating costs and expenses                                             586,131              574,880
                                                                              ------------         ------------
Income (loss) from operations                                                      116,518              (36,428)
                                                                              ------------         ------------
Other income (expense):
  Interest expense                                                                 (17,977)             (12,917)
  Other, net                                                                         3,098                5,871
                                                                              ------------         ------------
                                                                                   (14,879)              (7,046)
                                                                              ------------         ------------

Earnings (loss) before income taxes                                                101,639              (43,474)
Income taxes                                                                        38,112               (8,701)
                                                                              ------------         ------------
Net earnings (loss)                                                           $     63,527              (34,773)
                                                                              ============         ============

Earnings (loss) per share:

     Basic                                                                    $        .75                 (.45)
                                                                              ============         ============
     Diluted                                                                  $        .71                 (.45)
                                                                              ============         ============

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                      ACXIOM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                For the Nine Months Ended

                                                                                       December 31

                                                                                  1999                1998
                                                                               ----------          ----------
Cash flows from operating activities:
  Net earnings (loss)                                                          $   63,527             (34,773)
  Non-cash operating activities:
    Depreciation and amortization                                                  62,281              45,696
    Loss (gain) on disposal of assets                                                 311                 (23)
    Provision for returns and doubtful accounts                                       685               2,153
    ESOP compensation                                                                  -                2,055
    Special charges                                                                    -              118,747
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (22,195)             (60,848)
      Other assets                                                               (28,646)             (24,741)
      Accounts payable and other liabilities                                      (5,012)             (17,323)
      Merger and integration costs                                               (16,533)             (26,685)
                                                                               ---------           ----------
      Net cash provided by operating activities                                   54,418                4,258
                                                                               ---------           ----------
   Cash flows from investing activities:
    Disposition of assets                                                          1,424                  693
    Development of software                                                      (25,465)             (20,379)
    Capital expenditures                                                         (88,084)             (87,435)
    Proceeds from sale and leaseback transaction                                  34,763                    -
    Sales of marketable securities                                                     -               11,794
    Investments in joint ventures                                                 (4,246)             (10,607)
    Net cash paid in acquisitions                                                (32,897)             (22,296)
                                                                               ---------           ----------
      Net cash used by investing activities                                     (114,505)            (128,230)
                                                                               ---------           ----------
   Cash flows from financing activities:
    Proceeds from debt                                                           190,882               90,758
    Payments of debt                                                            (191,447)             (97,951)
    Sale of common stock                                                          66,028               19,202
                                                                               ---------           ----------
      Net cash provided by financing activities                                   65,463               12,009
                                                                               ---------           ----------
      Effect of exchange rate changes on cash                                        (51)                   5
                                                                               ---------           ----------

      Net increase (decrease) in cash and cash equivalents                         5,325             (111,958)
  Cash and cash equivalents at beginning of period                                12,604              117,652
                                                                              ----------           ----------
  Cash and cash equivalents at end of period                                  $   17,929                5,694
                                                                              ----------           ----------

  Supplemental cash flow information:
    Cash paid (received) during the period for:
      Interest                                                                $   21,987               12,312
      Income taxes                                                               (12,190)               5,580
                                                                              ----------           ----------

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

     The following table shows the balances which were accrued as of March 31,1999 and the changes in those balances during the nine months ended December 31, 1999 (dollars in thousands):

                                               March 31,                   December 31,
                                                 1999       Payments          1999
                                                 ----       --------          ----
     Associate-related reserves                $  4,354        1,957            2,397
     Contract termination costs                  27,000       13,500           13,500
     Other accruals                               1,827        1,076              751
                                               --------     --------       ----------
                                               $ 33,181       16,533           16,648
                                               ========     ========       ==========


     The bulk of the associate-related reserves and contract termination costs will be paid during the current fiscal year. The other accruals will be paid out over periods ranging up to five years.

     On May 28, 1999, the Company completed the acquisition of Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its affiliated companies in a stock-for-stock merger. The Company issued 1,871,343 shares of its common stock in exchange for all the outstanding common stock of Computer Graphics. Computer Graphics, a privately held enterprise headquartered in Phoenix, Arizona, is a computer service bureau principally serving financial services direct marketers. This acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Computer Graphics. Included in the statement of operations for the nine months ended December 31, 1999 are revenues of $5.3 million and earnings before income taxes of $1.7 million for Computer Graphics for the period from April 1, 1999 to May 28, 1999. For the nine months ended December 31, 1998 Computer Graphics had revenues of $17.4 million and earnings before income taxes of $2.1 million.

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

     Effective December 15, 1999 the Company acquired the net assets of Litton Enterprise Solutions ("LES") for cash of $17.3 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of LES are included in the consolidated results from the date of acquisition. The excess of the purchase price over the net assets acquired of $18.9 million is being amortized over 20 years.

     The pro forma effect of the above purchase acquisitions is not material to the Company's consolidated results of operations for the periods reported.

2. Included in other assets are unamortized deferred expenses and outsourcing capital expenditure costs in the amount of $47.3 million and $28.4 million at December 31, 1999 and March 31, 1999, respectively. These costs are amortized over the life of the related contract. Noncurrent receivables from software license, data, and equipment sales are also included in other assets in the amount of $39.4 million and $24.9 million at December 31, 1999 and March 31, 1999, respectively. The current portion of such receivables is included in other current assets in the amount of $41.2 million and $24.6 million as of December 31, 1999 and March 31, 1999, respectively. Other assets also included $118.5 million and $103.5 million in capitalized software license agreements at December 31, 1999 and March 31, 1999, respectively. These licenses are enterprise-wide agreements for systems software from several vendors with terms of from five to seven years. The licenses are being amortized over their estimated useful lives. The offsetting liabilities for the present value of the future payments are included in long-term debt. Also included in other assets are investments in unconsolidated joint ventures in the amount of $21.8 million and $16.9 million at December 31, 1999 and March 31, 1999 respectively.

3.   Long-term debt consists of the following (dollars in thousands):

                                                                         December 31,       March 31,
                                                                             1999             1999
                                                                         ------------     ------------
     5.25% Convertible subordinated notes due 2003; convertible            $  115,000          115,000
     at the option of the holder into shares of common stock at a conversion price of $19.89 per share; redeemable at the
     option of the Company at any time after April 3, 2001

     Unsecured revolving credit agreement                                      75,690           55,384

     6.92% Senior notes due March 30, 2007, payable in annual                  30,000           30,000
     installments of $4,286 commencing March 30, 2001; interest is payable semi-annually

     3.12% Convertible note, interest and principal due April 30,                   -           25,000
     1999; convertible at maturity into two million shares of
     common stock

     Capital leases on land, buildings and equipment payable in                18,630           20,587
     monthly payments of $357 of principal and interest; remaining terms of from five to twenty years; interest rates at
     approximately 8%

     Software license liabilities payable over terms of from five              69,631           76,748
     to seven years; effective interest rates at approximately 6%

     8.5% Unsecured term loan; quarterly principal payments of $200             8,600            9,000
     plus interest with the balance due in 2003

     9.75% Senior notes, due May 1, 2000, payable in annual                     2,143            4,286
     installments of $2,143 each May 1; interest is
     payable semi-annually

     Other capital leases, debt and long-term liabilities                       7,752           12,573
                                                                           ----------       ----------

             Total long-term debt                                             327,446          348,578

         Less current installments                                             19,071           23,355
                                                                           ----------       ----------

         Long-term debt, excluding current installments                    $  308,375          325,223
                                                                           ==========       ==========

     In April 1999, the holder of the 3.12% convertible note exchanged the note for two million shares of the Company's common stock. Accordingly, the balance of the debt and related accrued interest of $2.1 million has been reclassified into equity.

     In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. The aggregate amount of the guarantees at December 31, 1999 was approximately $4.6 million.

     On December 29, 1999 the Company completed a new unsecured revolving credit agreement with a group of commercial banks and completely repaid the balance due under the prior revolving credit agreement. The new agreement expires December 29, 2002 unless extended in accordance with the terms of the agreement. The new agreement provides for revolving loans and letters of credit in amounts of up to $275 million and provides for interest at various market rates at the Company's option, included the prime rate, a LIBOR-based rate and a rate based on the federal funds rate. The agreement requires a commitment fee of 0.3% on the average unused portion of the loan commitment.

4. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                              For the Quarter Ended             For the Nine Months Ended
                                              ---------------------             -------------------------

                                                   December 31,                      December 31,
                                                   ------------                      ------------
                                                1999           1998               1999           1998
                                                ----           ----               ----           ----
Basic earnings (loss) per share:
   Numerator - net earnings (loss)           $   26,478         14,038              63,527        (34,773)
                                             ==========     ==========          ==========     ==========

   Denominator:
      Weighted average shares
      Outstanding                                85,895         79,563              84,474         77,100
                                             ==========     ==========          ==========     ==========

   Earnings (loss) per share:                $      .31            .18                 .75           (.45)
                                             ==========     ==========          ==========     ==========


Diluted earnings (loss) per share:
   Numerator:
      Net earnings (loss)                    $   26,478         14,038              63,527        (34,773)

      Interest expense on
      convertible debt
      (net of tax effect)                           943          1,083               2,829             --
                                             ----------     ----------          ----------     ----------

                                             $   27,421         15,121              66,356        (34,773)
                                             ==========     ==========          ==========     ==========
   Denominator:
      Weighted average shares
       Outstanding                               85,895         79,563              84,474         77,100

      Effect of common stock
      options and warrants                        2,942          4,451               3,547             --

      Convertible debt                            5,783          7,783               5,783             --
                                             ----------     ----------          ----------     ----------

                                                 94,620         91,797              93,804         77,100
                                             ==========     ==========          ==========     ==========

   Earnings (loss) per share                 $      .29            .16                 .71           (.45)
                                             ==========     ==========          ==========     ==========

     Options to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, are shown below:

                                                    For the Quarter Ended          For the Nine Months Ended
                                                    ---------------------          -------------------------

                                               December 31,        December 31,           December 31,
                                                  1999                1998                   1999
                                                  ----                ----                   ----
     Number of shares under
     option (in thousands)                        6,122               1,378                  3,849

     Range of exercise prices                 $17.93 - 54.00      $24.81 - 54.00         $17.93 - 54.00
                                              ==============      ==============         ==============

     All potentially dilutive securities were excluded from the diluted earnings per share calculations for the nine months ended December 31, 1998 because they were antidilutive. The number of shares under stock options and warrants excluded from the earnings per share computation was 6,110,000. Potentially dilutive shares related to convertible debt which were excluded were 7,783,000. Interest expense on the convertible debt (net of tax effect) excluded in computing diluted earnings (loss) per share was $3,208,000.

5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.7 million and $5.6 million at December 31, 1999 and March 31, 1999, respectively.

6. The following tables present information by business segment (dollars in thousands):

                                               For the Quarter Ended                    For the Nine Months Ended
                                               ---------------------                    -------------------------

                                                   December 31,                                December 31,
                                                   ------------                                ------------
                                             1999                 1998                 1999                   1998
                                             ----                 ----                 ----                   ----
Services                                  $ 156,115               115,069              448,873                317,537

Data Products                                60,684                45,784              168,583                137,591

Information Technology
         (I.T.) Management                   50,127                45,642              139,116                113,718

Intercompany eliminations                   (22,623)              (12,585)             (53,923)               (30,394)
                                          ---------               -------              -------                -------

       Total revenue                      $ 244,303               193,910              702,649                538,452
                                          =========               =======              =======                =======

Services                                     36,869                23,809               95,620                 62,281

Data Products                                10,191                 2,865               18,230                 14,359

Information Technology
         (I. T.) Management                  12,425                12,901               34,686                 26,415

Intercompany eliminations                   (11,315)               (6,311)             (26,966)               (15,140)

Corporate and other                          (1,781)               (7,306)              (5,052)              (124,343)
                                          ---------               -------              -------                -------
      Income (loss)
           from operations                $  46,389                25,958              116,518                (36,428)
                                          =========               =======              =======                =======

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

8. On September 30, 1999 the Company entered into a synthetic lease arrangement under which a lessor committed to purchase and lease to the Company up to $100 million of equipment under a master lease agreement. The initial funding was approximately $32.5 million paid directly to the Company for the sale and leaseback of existing equipment, purchased generally over the previous 18 months, and an additional $3.7 million for new equipment which was paid directly to vendors. In the third quarter, the Company funded an additional $6.7 million under the arrangement, bringing the total amount drawn under the synthetic lease to $42.9 million. There was no gain or loss on the sale and leaseback transaction. The leases, which have minimum terms of 24 months for the sale and leaseback on the used equipment portion and 36 months for the new equipment portion, are being accounted for as operating leases.

 9. The accumulated balance of other comprehensive loss, which consists solely of foreign currency translation adjustment, was $0.3 million as of both December 31, 1999 and March 31, 1999. Comprehensive income was $25.8 million and $63.5 million for the quarter and nine months ended December 31, 1999, respectively. Comprehensive income was $13.6 million for the quarter ended December 31, 1998 and comprehensive loss was $35.0 million for the nine months ended December 31, 1998.

10. In December 1999 the Company entered into an equity forward purchase agreement with a commercial bank under which the Company will purchase 3.1 million shares of its common stock at an average total cost of approximately $20.81 per share for a total notional amount of $64.5 million. The cost of the equity forward will be accounted for as a component of stockholders' equity. If the market value of the stock exceeds $20.81 per share, the Company has the option of settling the contract by receiving cash or stock worth the excess of the market value over $20.81. If the market value of the stock is less than $20.81 per share, the Company has the option of settling the contract by paying the amount by which the market value is less than $20.81 per share. The Company can also settle the contract by paying the full notional amount and taking delivery of the stock. The shares remain issued and outstanding until the forward purchase contract is settled. The Company has the option to settle the contract at any time prior to March 31, 2002, when the contract is required to be settled.

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

Results of Operations
---------------------

For the quarter ended December 31, 1999, consolidated revenue was $244.3 million, up 26% from the same quarter a year ago. For the nine months ended December 31, 1999, revenue was $702.6 million, an increase of 30% over the same period in the prior year.

The following table shows the Company's revenue by business segment for the quarters ended December 31, 1999 and 1998 (dollars in millions):

                               December 31,         December 31,         %
                                  1999                 1998              Change
                                  ----                 ----              ------

Services                        $ 156.1             $ 115.1               +36%
Data Products                      60.7                45.8               +33
I. T. Management                   50.1                45.6               +10
Intercompany eliminations         (22.6)              (12.6)              +80
                                -------             -------               ---

                                $ 244.3             $ 193.9               +26%
                                =======             =======               ===

Services segment revenue grew 36% for the quarter when compared to the same quarter in the prior year. This growth was spread among vertical industries and came despite a decline in revenue from the Allstate business unit of 9% from the prior year as a result of lower volumes and decreased margins. The Financial Services Division reported an increase of 38% from the third quarter in the prior year. Other increases included retail which more than doubled over the prior year, telecommunications which was up 21%, media up 36%, pharmaceutical up 20%, and the Sigma business unit up 50%. The International Division increased 34% over the prior year.

The Data Products segment third quarter revenue increased by 33% over the prior year. Direct Media grew only 3% over the year-earlier period, while InfoBase and DataQuick grew a combined 50%.

Revenues from I. T. Management for the quarter increased 10% over the prior year. This growth was heavily impacted as a result of the discontinuation of the Waste Management contract during the second quarter. Excluding the impact of Waste Management, revenue increased over 80% compared to the prior year. During the quarter, the Company signed an outsourcing contract with a major financial services customer with a term of 10 years and an aggregate revenue over the contract term of $250 million.

For the nine months ended December 31, 1999, Services segment revenue was up 41%, Data Products was up 23%, and I. T. Management increased 22%. The discussion above related to the third quarter is also generally applicable to understanding the revenue increases for the nine month period.

Salaries and benefits grew 41% for the quarter. This increase primarily reflects a 17% increase in headcount associated with the growth of the business, normal merit increases, increased benefit costs, the impact of acquisitions and higher incentive accruals over the prior year. Salaries and benefits before incentive compensation increased 32% over the prior year. For the nine months ended December 31, 1999, salaries and benefits increased 34%, which also generally reflects both headcount and normal salary increases resulting from the growth in the business. Headcount increases are partially driven by acquisitions and new outsourcing contracts signed since the comparable period in the prior year.

Computer, communications and other equipment costs for the quarter increased 22%, reflecting increased depreciation and software costs associated with the increased revenue volume, primarily in the I. T. Management business. For the nine months ended December 31, 1999, computer, communications and other equipment costs were up 32%.

Data costs decreased 1% for the quarter, reflecting lower Allstate volumes combined with the impact of fixed cost contracts from other data providers. For the nine months, data costs decreased less than 1%.

Other operating costs and expenses increased 15% for the quarter principally due to higher facility costs and goodwill amortization, along with higher cost of sales related to sales of client/server equipment during the quarter. These server sales are sometimes part of our data warehouse solution being delivered to our customers. For the nine months, other operating costs and expenses increased 40%, principally for the same reasons noted above.

Income from operations for the quarter was $46.4 million, compared to $26.0 million in the prior year. The prior year included special charges of $9.4 million which were merger and integration charges associated with the May & Speh merger and the write down of other impaired assets. Excluding the special charges, operating margin increased from 18.2% to 19.0% for the quarter. For the nine months ended December 31, 1999, income from operations was $116.5 million, compared to a loss from operations in the prior year of $36.4 million. Again excluding the special charges in the prior year of $118.7 million, operating margin increased from 15.3% to 16.6% for the nine months.

Interest expense increased by $1.1 million in the current quarter compared to the same quarter a year ago, as a result of higher debt levels. The increase for the nine months was $5.1 million for the same reason. Other income increased $0.6 million from the previous year due to equity in the earnings of investments. For the nine month period, other income decreased by $2.8 million due to reduced interest income from invested cash related to the $115 million May & Speh convertible debt offering which was completed in March of 1998. The Company's effective tax rate for both the quarter and nine months was 37.5%. The effective tax rate in the prior year was impacted by the special charges, which were not fully deductible for tax purposes. The Company recorded net earnings of $26.5 million for the quarter and $63.5 million for the nine months, compared to net earnings of $14.0 million for the quarter and a net loss of $34.8 million for the nine months in the previous year. Earnings per share for the quarter on a basic and diluted basis were $.31 and $.29, respectively. For the nine months, earnings per share on a basic and diluted basis were $.75 and $.71, respectively.


Capital Resources and Liquidity
-------------------------------

Working capital at December 31, 1999 totaled $184.3 million compared to $134.1 million at March 31, 1999. At December 31, 1999, the Company had available credit lines of $276.5 million of which $77.2 million was outstanding. On December 29, 1999 the Company completed a new unsecured revolving credit agreement with a group of commercial banks and completely repaid the balance due under the prior revolving credit agreement. The new agreement expires December 29, 2002 unless extended in accordance with its terms and provides for revolving loans and letters of credit in amounts of up to $275 million and provides for interest at various alternative market rates at the Company's option, including the prime rate, a LIBOR-based rate and a rate based on the Federal Funds rate. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 37% at December 31, 1999 compared to 48% at March 31, 1999. Included in long-term debt at March 31, 1999 were two convertible debt facilities totaling $140 million, of which $25 million was converted to equity in April, 1999. The conversion price of the remaining $115 million convertible debt is $19.89 per share. The market price of the Company's common stock has been in excess of this conversion price for most of the current fiscal year, although it was below the conversion price during much of the third quarter. If the price of the Company's common stock stays above the conversion price, management expects this debt to be converted to equity as well. Assuming that the remaining $115 million converts to equity, the Company's debt-to-capital ratio would be reduced to 23% at December 31, 1999. From March 31, 1999 to December 31, 1999, total stockholders' equity increased 47% to $525.9 million.

Cash provided by operating activities was $54.4 million for the nine months ended December 31, 1999, compared with $4.3 million for the same period in the prior year. Included in cash provided by operating activities were merger and integration costs for the nine months ended December 31, 1999 and 1998 of $16.5 million and $26.7 million, respectively. Excluding the impact of these costs, cash provided by operating activities more than doubled, increasing from $30.9 million to $71.0 million. Also, excluding special charges, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), increased by 36% compared to a year ago. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities. The resulting operating cash flow in both the current and prior year was reduced by the change in operating assets and liabilities. Days sales outstanding was 78 days at December 31, 1999 compared to 80 days at March 31, 1999. The days sales outstanding calculation reflects the impact of adjusting revenue and receivables for long-term receivables included in other assets and pass-through amounts receivable associated with some outsourcing contracts and value added taxes in the United Kingdom. These adjustments are made to properly reflect receivables and revenues on a comparable basis. The Company has set a target of 72 days sales outstanding for March 31, 2000. The Company has designated 10% of its leadership bonus plans toward achieving this goal.

Investing activities used $114.5 million in the nine months ended December 31, 1999 compared to $128.2 million in the prior year. Investing activities included $88.1 million in capital expenditures, compared to $87.4 million in the prior year. Capital expenditures are principally purchases of data center equipment to support the Company's outsourcing agreements, as well as the purchase of additional data center equipment in the Company's core data centers and construction of new facilities discussed below. Capital expenditures were partially offset by the sale and leaseback of equipment under a synthetic leasing arrangement entered into in September 1999. The Company has obtained a commitment from a financial institution for up to $100 million in equipment leases under this leasing facility. At September 30, 1999, the Company obtained funding for $36.2 million of assets. Of this amount, $32.5 million was paid to the Company for previously purchased assets and the remainder was paid directly to vendors for asset purchases which were in process. In the third quarter, the Company funded an additional $6.7 million under the arrangement, bringing the total drawn under the synthetic lease to $42.9 million. Investing activities also included development of software of $25.5 million in the current year, compared to $20.4 million in the prior year. The current year includes the capitalized portion of investments being made in Acxiom Data Network and Abilitec technology of approximately $11.3 million, discussed below under the "Outlook" section. Investing activities also include cash paid for acquisitions, including the purchase of Horizon Systems, Inc. in April 1999, the purchase of Access Communication Systems, Inc., in August 1999, and the purchase of Litton Enterprise Solutions, Inc., in December 1999.

Free cash flow (defined as cash provided by operating activities less cash used by investing activities) went from a negative $124.0 million for the nine months ended December 31, 1998 to a negative $60.1 million for the nine months ended December 31, 1999. Free cash flow for the nine months ended December 31, 1999 included $16.5 million of merger and integration costs and $37.1 million for joint venture investments and acquisitions which, if excluded, would result in a free cash flow of a negative $6.4 million. For the quarter ended December 31, 1999, excluding these same items, free cash flow was $21.2 million.

Financing activities provided $65.5 million for the nine months ended December 31, 1999, compared to $12.0 million in the previous year. Most of the amount provided through debt proceeds represents borrowing under the revolving credit agreements. Financing activities also include the proceeds of approximately $51.3 million related to the sale of two million shares of stock in a secondary public offering, as well as sales of common stock under existing option and warrant agreements.

During fiscal 1999, construction was substantially completed on the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas. These two buildings were built pursuant to 50/50 joint ventures between the Company and local real estate investors. The Company has now occupied both of these buildings. During the current fiscal year, the Company has begun construction on a new customer service facility in Conway, Arkansas and expects to begin construction on another customer service facility in Little Rock. The Conway project is expected to be completed in the spring of 2000 and to cost approximately $12.0 million. The Little Rock building is expected to cost approximately $30.0 to $35.0 million and construction is expected to last from April 2000 to September 2001. The Company has secured construction and permanent financing for the Conway project through a local bank. The City of Little Rock has committed to issue revenue bonds for the Little Rock project.

While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells hardware and software to customers under extended payment terms or notes receivable collectible generally over three years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. The Company also evaluates acquisitions from time to time which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary, the Company would first use available borrowing capacity under its new revolving credit agreement, followed by the issuance of other debt or equity securities. The Company completed a secondary offering of common stock July 28, 1999 under which 1.5 million shares of stock were sold. The Company granted an option to the underwriters under which they could purchase an additional 800,000 shares at a price of $25.85 per share. The underwriters exercised the option for 500,000 shares on August 17, 1999. The total net proceeds from these stock sales after deducting underwriting discounts and offering expenses were approximately $51.3 million.

In December 1999 the Company entered into an equity forward purchase agreement with a financial institution under which the Company will purchase 3.1 million shares of its common stock at an average total cost of approximately $20.81 per share. In accordance with the terms of the contract, the shares remain issued and outstanding until the forward purchase contract is settled. The agreement may be settled in cash or in net shares of common stock. The Company has the option to settle the contract at any time prior to March 31, 2002, when the contract is required to be settled. The Company's intention is to settle the contract by paying for and taking delivery of the 3.1 million shares, but the arrangement allows the contract to be settled by paying cash, if the price upon settlement is below the contract price, or by receiving cash if the market price upon settlement is above the contract price.


Year 2000
---------

Many computer systems ("IT Systems') and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. This could manifest in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process or transmit data, or engage in normal business activities. As a result, the Company has previously engaged in an extensive project to remediate or replace its date-sensitive IT systems and non-IT systems.

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

From 1996 through 1999, the Company was engaged in an enterprise-wide effort ("the Project") to address the risks associated with the Year 2000 problem, both internal and external. Under the Project, the Company established a project office comprised of representatives from each of the operating divisions of the Company. A Company readiness champion and project leader were responsible for the readiness process, which included deliverables such as plans, reviews, and appropriate sign-offs by the appropriate business unit leaders and the Company's Year 2000 leadership. The Project also included the dissemination of internal communications and status reports on a regular basis to senior leadership.

The Company set an internal deadline of December 31, 1998 to achieve Year 2000 readiness status, with any residual activity to conclude before March 31, 1999. Overall, this objective was achieved as outlined in the Project and exceptions were managed closely throughout 1999. The original timeline was developed to allow the Company to focus on mergers and acquisitions as well as customer-driven dependencies. While the core Project substantially ended on March 31, 1999, a transition strategy was implemented moving the Company from a project mode to a standards-based maintenance mode. On-going activities based on the transition strategy included reviewing or enhancing contingency plans, continuing vendor product analysis and evaluation, establishing the Year 2000 readiness of acquisitions, and maintaining the readiness standing of existing operations through purchasing and quality processes.

The Project involved four phases: (1) planning; (2) remediation; (3) testing; and (4) certification. The planning phase involved developing a detailed inventory of applications and systems, identifying the scope of necessary remediation to each application or system, and establishing a conversion schedule. During the remediation phase, source codes were actually converted, date fields were expanded or windowed, and the remediated system was tested to ensure it was functionally the same as the existing production version. In the testing phase, test data was prepared and the application was tested using a variety of Year 2000 scenarios. The certification phase validated that a system could run successfully in a Year 2000 environment and appropriate internal sign-offs were obtained.

The following chart indicates the estimated state of completion from each phase of the Project. It is important to note that each phase of the Project was required to be completed before moving to the next phase.

                           Current          Planned         Planned
                           December         December        December
                             1999            1998            1999
                             ----            ----            ----
Planning                     100%            100%            100%
Remediation                  100%             90%            100%
Testing                      100%             80%            100%
Certification                100%             75%            100%

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

The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 issues have been mitigated. But a vendor or customer may have failed to convert its software or may have implemented a conversion that is incompatible with the Company's systems, which could have a material adverse impact on the Company.

In order to assess the readiness status of the Company's vendors, the Company contacted each vendor, via written and/or telephone inquiries, regarding its Year 2000 status and set up an internal database of this information. The Company obtained, when possible, written commitments from each vendor that the products supplied to the Company are or will be (by a date certain) Year 2000 ready. As of March 31, 1999, the Company had received responses to 89% of its inquiries. The Company also relied on representations made or contained in its vendors' web sites. The responses received were analyzed and where necessary, testing was undertaken. Year 2000 ready versions of vendor products were obtained, as available, and moved onto production platforms. The Company has also identified and communicated with customers to determine if customers had an effective plan in place to address their Year 2000 issues, and to determine the extent of the Company's vulnerability to the failure of customers to remediate their own Year 2000 issues.

During the Year 2000 rollover event, from midnight December 30, 1999, through midnight January 2, 2000, the Company staffed a Response Command Center around the clock in Conway, Arkansas and monitored Year 2000 issues in all Company locations worldwide. Additionally, all Company data centers and account teams were on alert status throughout this period. On Saturday, January 1, 2000, the Company exercised critical production systems and equipment to identify if they were operating correctly. Like most well prepared companies, the Company did not experience any significant Year 2000 related issues during the rollover period or thereafter.

The Company believes that the most likely risks of serious Year 2000 business disruptions continue to be external in nature, such as disruptions in telecommunications, electric, or transportation services. In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers and computer hardware and software suppliers. Although the Company has assessed the readiness of these third parties and prepared contingency plans, there can be no guarantee that the failure of these third parties to modify their systems would not have a material adverse effect on the Company. Of all the external risks, the Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended and/or extensive communications failure.

In an effort to mitigate any remaining risks associated with the Year 2000 problem, efforts to maintain and enhance our state of readiness will continue beyond January 1, 2000. Some of the follow on activities include ensuring that existing operations remain Year 2000 Ready, continuing vendor product analysis and evaluation, establishing the Year 2000 readiness of acquisitions, and reviewing or enhancing contingency plans. The Company will continue to maintain awareness and address the Year 2000 problem from both a leadership and operational perspective throughout this year.

Despite the best efforts of the Company, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Any failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party vendors and customers. The Company believes that the implementation of the Project and ongoing Year 2000 activities will reduce the possibility of significant interruptions to the Company's normal business operations.


Outlook
-------

The Acxiom Data Network and AbiliTec technology are becoming an increasingly important part of the solutions our customers are buying, significantly impacting most of our new business and helping us grow more strongly during this quarter. We believe that these products will be a key to our future growth.

AbiliTec is a technology that we believe will revolutionize the way companies use and manage information about their customers. AbiliTec will provide our customers substantial value by enabling them to have a single view of their customer relationships. AbiliTec offers four major benefits to companies intent on optimizing Customer Relationship Management (CRM) initiatives by:


     .    Customer data integration across multiple customer files
     .    Understanding of customers in real time
     .    Enhancement and correction of customer internal data with external data
     .    Greater speed and accuracy
The CRM market is expected to reach $16.8 billion by 2003 with a compound annual growth rate of 49 percent over the next five years according to Boston-based AMR Research, Inc.

AbiliTec unifies customer and prospect data bases from virtually any source and allows this data to work in new ways for a broad range of applications, including Enterprise Resource Planning (ERP), Customer Relationship Management
(CRM), business-to-business, data warehousing, e-commerce, e-tailing, customer, consumer and business data content and more. We believe AbiliTec represents the next generation of customer data integration capabilities, and has given us more than a two-year lead over any competitor in customer data integration.

During the third quarter, the Company announced the successful validation of the AbiliTec technology as a result of the completion of a recent 100-day internal project. That project resulted in substantial improvements in the speed and accuracy of combining (or appending) data and substantially improved the accurate matching of valid names and addresses. The technology has been further validated by recent licensing of the AbiliTec technology including a recent announcement by Land's End. AbiliTec will be used in conjunction with Land's End's existing in-house systems for enhancing the accuracy of its customer addresses to reduce duplicate mailings and to create efficiencies that provide immediate return on their investment.

We believe that increasing customer acceptance of AbiliTec will result in its adoption as the industry standard for integrating consumer and business information into e-commerce applications along with enterprise application for Fortune 1000 type companies. We also believe there is a substantial Acxiom Data Network and AbiliTec opportunity to service the Fortune 1000 type companies as well as the small office/home office market by leveraging our channel partner relationships. We expect AbiliTec to become "the powerful engine room" driving CRM applications within a few years.

As a result of the events outlined above, we will significantly increase our investment in the technology in order to maximize this opportunity. Based on our current expectations for the remainder of our fiscal year, we believe that opportunities and savings in other areas should offset the increased investment. However, as we ramp up this investment, next fiscal year's earnings per share growth may be impacted and could be in the 15 - 20% range as a result of these investments which include incremental spending in marketing and branding, global development, education, training and implementation. We expect the investment period to be approximately 2 to 2 1/2 years. As the more efficient AbiliTec delivered products become a predominant part of our total revenue, we anticipate the results of our investment will produce margins well above current levels. Further, we also currently expect revenues to grow in excess of 25% during the investment period.

Certain statements in this quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements include: statements concerning the Company's need for additional capital and the ability to raise additional capital; statements concerning the Company's ability to remediate date sensitive IT-systems and non-IT systems in conjunction with the arrival of the year 2000 and the impact of those efforts, and their success or failure, on the Company's future results of operations; statements concerning future earnings per share growth; statements concerning the length and future impact of the Company's investment in Acxiom Data Network and AbiliTec products on the Company's future revenue and margins; statements concerning the benefits of AbiliTec for our customers; statements concerning any competitive lead; statements concerning the impact of implementation of Acxiom Data Network and AbiliTec technology in CRM applications; statements concerning the momentum of CRM application and e-commerce initiatives; statements concerning the future growth and size of the CRM market; statements concerning AbiliTec becoming an industry standard; statements concerning the impact of impending passage of legislation in the U.S. banking industry; statements concerning efficiency gains related to the implementation of AbiliTec; and statements concerning potential growth of international markets. Other factors may cause actual results to differ materially from those in the forward-looking statements. Representative factors include: the complexity and uncertainty regarding the development of new high technology products, such as the Acxiom Data Network and AbiliTec, and the loss of market share through competition or the acceptance of these or other products on a less rapid basis than expected; the introduction of competent products or technologies by other companies; changes in the business information industries and markets; the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the Company's ability to complete the implementation of its Year 2000 plans and its customers ability to complete their Year 2000 plans on a timely basis; a reduction in demand for the Company's products and services resulting from its customers' Year 2000 issues; the continued ability to attract and retain qualified technical associates and the possible loss of associates to other organizations; the ability to motivate its sales force; the ability to achieve cost reductions; changes in the regulatory environment affecting the Company's business, including but not limited to legislation relating to the Company's ability to collect and use data; data suppliers might withdraw data from the Company, leading to the Company's inability to provide certain products and services; short-term contracts affect the predictability of the Company's revenues; the potential loss of data center capacity or interruption of telecommunication links; postal rate increases that could lead to reduced volume of business; Acxiom's customers may cancel or modify their agreements with the Company; and other market factors. Other factors are detailed from time to time in the Company's periodic reports and registration statements. The Company undertakes no obligation to publicly release any revision to any forward looking statement to reflect any future events or circumstances. See "Additional Information Regarding Forward-looking Statements" in the Company's Annual Report on Form 10-K.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              10 Purchase and Sale Agreement, Blocks 14 and 15, Pope's Addition to the City of Little Rock by and between Stephens Group, Inc. and Acxiom Corporation dated October 15, 1999 and its amendment thereto dated November 15, 1999.
              27  Financial Data Schedule

         (b)  Reports on Forms 8-K.

              A report was filed on December 1, 1999, which reported restated consolidated financial statements in connection with the May 1999 acquisition of Computer Graphics of Arizona, Inc. and included the restated consolidated financial statements as an exhibit.

Form 10-Q


                      ACXIOM CORPORATION AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Acxiom Corporation



Dated:  February 10, 2000
                                   By:  /s/ Robert S. Bloom
                                      ---------------------------------------
                                        (Signature)
                                        Robert S. Bloom
                                        Chief Financial Officer
                                        (Chief Accounting Officer)