Form 10-K
period 2000-03-31
ACXIOM CORP
filed 2000-06-26
CIK 733269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934

        For the fiscal year ended March 31, 2000

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
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of June 20, 2000 as reported on the Nasdaq National

Market, was approximately $2,433,946,068. (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 20, 2000 was 88,135,363.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Acxiom Corporation's Annual Report to Shareholders for the fiscal year ended March 31, 2000 ("Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders ("2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.


                                     PART I

Item 1.  Business

                                     SUMMARY

We are a leader in customer data integration in support of customer relationship management. We offer innovative database marketing services, advanced data integration and delivery technologies, and premier data content. Acxiom enables businesses to develop and deepen customer relationships by achieving a single view of customers across the enterprise. Founded in 1969, Acxiom is based in Little Rock, Arkansas, with operations throughout the United States and in the United Kingdom, France, Spain and Australia.

Our products and services enable our clients to use information to improve their business decision-making and effectively manage existing and prospective customer relationships. We believe that we offer our clients the most technologically advanced, accurate and timely solutions available. Our solutions are customized to the specific needs of our clients and the industries in which they operate.

We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process. Historically, our client base has primarily been Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. More recently, our industry focus has expanded to include the pharmaceuticals/healthcare, e-commerce, Internet, utilities, automotive, high technology, packaged goods and media/entertainment industries. Our top 25 clients include:

ADP Financial Information     Bank of America           Household International,
  Services, Inc.              Chase Manhattan Bank        Inc.
Advance Publications, Inc.    Citigroup                 IBM Corporation
Allstate Insurance Company    Conseco, Inc.             The Polk Company
American Express Travel       Deluxe Corporation        Procter & Gamble
  Related Services Company,   Federated Department      Rodale, Inc.
  Inc.                          Stores, Inc.            Sears, Roebuck and Co.
American National Can         First USA Bank            Trans Union LLC
Associates First Capital      General Electric          Vodafone Airtouch Plc
AT&T Corporation                Capital Corporation     Wal-Mart Stores, Inc.
                              Guideposts

Our primary development initiatives over the past three years have been AbiliTecsm, our patented customer data integration technology, and the Acxiom Data Network(SM), our proprietary delivery vehicle for AbiliTec and our InfoBase(TM) data products. We believe that AbiliTec is the fastest, most accurate customer data integration technology available in the global marketplace today. The Acxiom Data Network is a web-enabled technology that allows us to cost effectively provide our clients with real-time desktop access to actionable information over the Internet and via private networks. We expect that the ease of use and low cost delivery of the Acxiom Data Network will allow us to extend our scope of services in the existing markets we serve and, through channel distribution partners, to expand our client base to include the middle market and small office/home office companies seeking customer relationship management solutions. For a more detailed discussion of AbiliTec and the Acxiom Data Network, see the section below under "Acxiom's Business / Competitive Strengths / AbiliTec and the Acxiom Data Network: Industry-leading customer data integration and customer relationship management technologies."

We have increased revenue from $754.1 million in fiscal year 1999 to $964.5 million in fiscal year 2000, representing an increase of 28%. Over the same time period, our diluted earnings per share has increased from $0.78 (excluding special charges) to $1.00, also a 28% increase. Also during this time period, our operating profit margin has improved from 15.6% in fiscal 1999 (excluding special charges) to 17% in fiscal 2000. In fiscal 2000, approximately 62% of our total revenue was under long-term contracts with initial terms of three years or longer, up from 53% in the prior year. In addition, we reduced the number of days sales outstanding from 80 days at the end of fiscal 1999 to 67 days at the end of fiscal 2000, which was significantly better than our 72-day target.

Information Services Industry

We believe the following trends and dynamics in the information services industry will continue to provide us with growth opportunities:

     Increasing recognition of data as a competitive resource

     Increasing amount of raw data to manage

     Growth of the Internet and e-commerce

     Increasing importance of customer relationship management and customer data integration to major corporations

     Evolution of one-to-one marketing

     Growth in technology partnering


Competitive Strengths

We intend to  reinforce  our  position as a leading  provider  of customer  data
integration  and  information   management  solutions  by  capitalizing  on  our
competitive strengths, which include:

     Industry-leading   customer  data  integration  and  customer  relationship
     management technology: AbiliTec and the Acxiom Data Network

     Ability to build and manage large-scale databases

     Accurate and comprehensive data content

     Comprehensive information management services

     Ability to attract and retain talent

Growth Strategy

Using our competitive strengths, we are continuing to pursue the following strategic initiatives:

     Leverage AbiliTec and the Acxiom Data Network

     Further penetrate existing and new client industries

     Expand data content

     Capture cross-selling opportunities

     Pursue international opportunities

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

We must  continue  to improve  and gain  market  acceptance  of our  technology,
particularly   AbiliTec  and  the  Acxiom  Data  Network,  in  order  to  remain competitive and grow.

The complexity and uncertainty regarding the development of new high technologies affects our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of new technologies like AbiliTec and the Acxiom Data Network. We are also affected by:

     the potential lengthening of sales cycles due to the nature of AbiliTec being an enterprise-wide solution;

     the introduction of competent, competitive products or technologies by other companies;

     changes in the consumer and/or business information industries and markets;

     the company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

     the impact of changing legislative, regulatory and consumer environments in the geography where AbiliTec will be deployed.

Maintaining technological competitiveness in our data products, processing functionality, software systems and services is key to our continued success. Our ability to continually improve our current processes and to develop and introduce new products and services is essential in order to maintain our competitive position and meet the increasingly sophisticated requirements of our clients. If we fail to do so, we could lose clients to current or future competitors which could result in decreased revenues, net income and earnings per share. In addition, there could be a change in the general economic climate which would result in a reduction in demand for our products and services.

Changes in legislative, regulatory, or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data.

There could be a material adverse impact on our direct marketing, data sales, and AbiliTec business due to the enactment of legislation or industry regulations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data might be increased materially. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients' requirements.


Data suppliers might withdraw data from us, leading to our inability to provide products and services.

Much of the data that we use is either purchased or licensed from third parties. We compile the remainder of the data that we use from public record sources. We could suffer a material adverse effect if owners of the data we use were to withdraw the data from us. Data providers could withdraw their data from us if there is a competitive reason to do so or if legislation is passed restricting the use of the data. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted which could result in decreased revenues, net income and earnings per share.


Failure to attract and retain qualified personnel could adversely affect our business.

In the current marketplace, competition for qualified technical, sales and other personnel is intense, and we periodically are required to pay premium wages to attract and retain personnel. There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other personnel necessary to conduct our operations successfully, particularly if the planned growth occurs.


Short-term contracts affect the predictability of our revenues.

While approximately 62% of our total revenue is currently derived from long-term client contracts (defined as contracts with initial terms of three years or longer), the remainder is not. With respect to that portion of our business which is not under long-term contract, revenues are less predictable, and we must engage in continual sales efforts to maintain revenue stability and future growth.


Our operations outside the U.S. subject us to risks normally associated with international operations.

We conduct business outside of the United States. During the last fiscal year, we received approximately 6% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. These factors include regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements. In order to successfully expand non-U.S. revenues in future periods, we must continue to strengthen our foreign operations, hire additional personnel and continue to identify and execute beneficial strategic alliances. To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited, and our operating results could be materially adversely affected. Although foreign currency translation gains and losses are not currently material to our consolidated financial position, results of operations or cash flows, an increase in our foreign revenues could subject us to foreign currency translation risks in the future. Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs of and difficulties in managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.

Loss of data center capacity or interruption of telecommunication links could adversely affect our business.

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


Failure to favorably negotiate or effectively integrate acquisitions could adversely affect our business.

From time to time, our growth strategy has included growth through acquisitions. While we believe we have been relatively successful in implementing this strategy during previous years, there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. Our failure to identify appropriate acquisition candidates, to negotiate favorable terms for future acquisitions, or to successfully integrate them into our existing operations could result in decreased revenues, net income and earnings per share.


Postal rate increases could lead to reduced volume of business.

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. Any future increases will, in our opinion, force direct mailers to mail fewer pieces and to target their prospects more carefully. This sort of response by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.


                               RECENT DEVELOPMENTS

Effective April 25, 2000, we sold a part of our DataQuick business group, which is based in San Diego, California, for $55.5 million. We retained the real property data sourcing and compiling portion of DataQuick. Of the total sale price, we received $30 million on the sale date, and will receive the remainder on October 25, 2000. We will report the gain on the sale of these assets in the first quarter of fiscal 2001.


                                ACXIOM'S BUSINESS

Overview

We are a leader in customer data integration in support of customer relationship management. We offer innovative database marketing services, advanced data integration and delivery technologies, and premier data content. Acxiom enables businesses to develop and deepen customer relationships by achieving a single view of customers across the enterprise. Founded in 1969, Acxiom is based in Little Rock, Arkansas, with operations throughout the United States and in the United Kingdom, France, Spain and Australia.

Our products and services enable our clients to use information to improve their business decision-making and effectively manage existing and prospective customer relationships. We believe that we offer our clients the most technologically advanced, accurate and timely solutions available. Our solutions are customized to the specific needs of our clients and the industries in which they operate.

Information Services Industry

In today's technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. As a result, an information services industry has evolved that provides a broad range of products and services. Within this industry, our products and services are centered on customer data integration and customer relationship management. To this end, we provide data warehousing, database management, real-time information delivery, data content, and data center and network management. Our products and services enable our clients to use information to improve business decision-making and manage customer relationships. This information can be used to answer our clients' important business questions such as:

     What are the profiles of our existing customers?

     Who are our prospective customers?

     Who are our most profitable customers?

     What do our customers want and when do they want it?

     How do we service our customers?

     How should we price our products and services?

     What distribution channels should we use?

     What new products should we develop?

We believe the trends and dynamics that will provide us growth opportunities include the following:

Increasing recognition of data as a competitive resource. Since the 1970's, businesses have gathered and maintained increasing amounts of customer, product, financial, sales and marketing data in an electronic format in order to better manage their operations. Generally, businesses have maintained this data in a number of discrete and often incompatible systems, and therefore, the data has not been readily accessible. More recently, advances in information technology have allowed this data to be accessed and processed more cost effectively into useful strategic information and shared more efficiently within an organization. This has caused many companies to invest in managing and maintaining their own internal data and integrating their data with external data sources to improve business decision-making.

In a report  published  in  October,  1999 by the Meta Group  Inc.,  a Stamford,
Connecticut information technology consulting firm, Meta predicted that the nation's largest companies will need to spend up to $250 million each over the next three years on programs to help them attract and retain customers. Corporations are continuing to increase the amount of expenditures allocated to building data warehouses, which are central repositories for the data that resides within businesses. International Data Corporation projects that the data warehouse market will grow from $10.9 billion in 1999 to $27.6 billion in 2003. Companies using data as a competitive resource have traditionally consisted of Fortune 1000 companies in the financial services, insurance, publishing, information service and retail industries. This group is expanding to include companies in the telecommunications, pharmaceuticals/healthcare, e-commerce, Internet, utilities, packaged goods, automotive, technology and media/entertainment industries. Advances in technology and reductions in hardware and software costs have also helped expand the universe of users to include middle market and small office/home office companies across multiple industries.

Increasing amount of raw data to manage. The combination of demographic shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels have made the information management process increasingly complex. Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, on-line services and the Internet. The multiplicity of these marketing channels has created more data and compounded the growth and complexity of managing data. Advances in computer and software technology have also unlocked vast amounts of customer data which historically was inaccessible, further increasing the amount of existing data to manage and analyze. Today, it is common for a business to keep several thousand to tens of thousands of characters of information about each customer. This compares to a few hundred characters of information kept ten to twelve years ago. As these data resources expand and become more complex, it also becomes increasingly difficult to maintain the quality and integrity of the data.

Growth of the Internet and e-commerce. The emergence of the Internet is dramatically changing how consumers and businesses are purchasing products and services. International Data Corporation estimates that transactions over the Internet will increase from approximately $80.5 billion worldwide in 1999 to $726.1 billion worldwide in 2003. As a result of this change, traditional marketing techniques are being challenged. Businesses are being forced to change how they market to and interact with their customers. This shift is creating an entirely new set of marketing complexities and opportunities, which will require businesses to better understand and utilize customer and market data. Businesses are seeking access to highly sophisticated technology resources in order to manage this new data rich environment and to capitalize on the tremendous growth opportunities associated with this new medium.

Increasing importance of customer relationship management and customer data integration to major corporations. Customer relationship management has recently emerged as one of the most important issues facing global companies. In conjunction with the Internet and e-business, customer relationship management is fundamentally changing the way companies organize and conduct their businesses. Whole new markets are being created around the technologies and services that underlie customer relationship management. The International Data Corporation predicts that the total worldwide customer relationship management services market will reach $109.4 billion by 2003, compared with $36.6 billion in 1999. Within the customer relationship management field, there is a growing recognition of the necessity of being able to quickly and efficiently integrate customer data in order for customer relationship management to work effectively.

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

     allowing a company to focus on its fundamental business operations avoiding the difficulty of hiring and retaining scarce technical personnel taking advantage of world-class expertise in particular specialty areas benefiting from the cost efficiencies of outsourcing

     avoiding the organizational and infrastructure costs of building in-house capability benefiting more from the latest technologies

Competitive Strengths

We believe we possess the following competitive strengths which allow us to benefit from these industry trends and offer solutions to the information needs of our clients:

AbiliTec and the Acxiom Data Network: Industry-leading customer data integration and customer relationship management technologies.

     AbiliTec. We believe that AbiliTec and the Acxiom Data Network are emerging as the leading solution for companies seeking to better integrate their customer data and manage their customer relationships. Customer relationship management involves studying, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or customer point of contact in real time is critical to the customer relationship management process.

As the basic infrastructure for integrated customer relationship management solutions, AbiliTec allows the linking of disparate databases across a client's business and makes possible personalized, real-time customer relationship management at every customer touch-point. It allows our clients to accomplish goals that were not possible before. We believe that AbiliTec's unprecedented accuracy and speed should quickly establish it as the industry standard for customer data integration, both as an internal processing tool and as the enabler of the single customer view that drives true, one-to-one marketing.

AbiliTec is a data integration tool that permits up-to-the-minute updating of consumer and business information with our data, thereby creating a new level of data accuracy within the industry. By applying this unique, patented technology, we are able to properly cleanse data and eliminate redundancies, constantly update the data to reflect real-time changes, and combine our data with our clients' data.

We will continue with the strategy announced last year to pursue and invest in the implementation of AbiliTec globally during the next 18 to 24 months. Our goal is to continue to grow our revenue at our recent historical rates while aggressively investing in AbiliTec in order to maintain our first-to-market advantage with this unique technology. During the last year, we completed the successful validation of the AbiliTec technology, noting substantial improvements in the speed and accuracy of combining or appending data and in the accurate matching of valid names and addresses. We are currently putting in place the processes and production infrastructure to process massive amounts of data, and we are continuing to improve the technology and taking the first steps necessary for AbiliTec to become a global offering. In addition, we are holding training sessions across the company designed to better equip our associates with the knowledge and support they need to sell the AbiliTec technologies as enterprise-wide solutions.

Some of the advantages already realized by the implementation of AbiliTec are:

     We have estimated that a major retailing client can save $30 million a year in postal costs alone due to a 5.2% improvement in the identification of duplicates and unmailable addresses by applying AbiliTec links to its 60 million-record data warehouse.

     A major database of e-mail addresses that once took 17 hours to update can be updated with AbiliTec in 1.5 hours, a 91% improvement that gives Internet marketers the crucial information they need much more quickly.

     Using traditional processing methods, only 3.3% of name-and-address records contained in a major financial services company's database were flagged for suppression. With AbiliTec, 9.8% of the files were identified for suppression, or almost a three-fold improvement.

     Real estate data gathered from recorders' and assessors' offices across the country, with AbiliTec links applied, can be ready for marketers' use within three hours versus 24 hours with traditional processing methods, an 88% improvement.

     As our business has grown over the years, more and more demand has been placed on our mainframe computers. The speed of AbiliTec lessens that load. For example, processing a leading national retailer's 250 million-record data warehouse with AbiliTec saves 500 hours or almost 21 non-stop 24-hour days of mainframe usage per month.

The financial benefits for our clients generated by faster processing times are multi-faceted. Our clients will gain advantages from AbiliTec by:

     Greatly improving the speed in which campaigns are brought to market in order to seize on opportunities more quickly than their competitors can.

     Leveraging shorter turnaround times to increase the frequency of data warehouse updates. With AbiliTec, some Acxiom clients have moved from monthly to weekly updates, others from weekly to nightly, and some have plans to utilize the technology in an on-line transaction process (OLTP) mode to update their data continuously, as new information becomes available.

     Basing marketing and other business decisions on more accurate data. In the world of customer or prospect data warehouses, fresher information equals more accurate information.

We also believe that AbiliTec will enable our clients to better serve the consumer privacy preferences of their customers. Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it will make it much easier for businesses to allow their customers to access, correct and selectively opt-out their information, provide better safeguards around their customers' information, and facilitate the addition of information such as preference in time and manner of contact.

     The Acxiom Data Network.

The Acxiom Data Network is an on-line access and web-enabled delivery system that provides authorized clients with real-time desktop access to our AbiliTec technology and our data via the Internet. It also enables our clients to have real-time access from their desktops to our consumer and business data products, as well as proprietary client data content from databases that we build and manage for our clients. In addition, it allows clients to integrate their existing databases together in ways that have previously been difficult or impossible.

The Acxiom Data Network allows us and our clients to integrate data directly into customer relationship applications such as:

     customer analysis

     interactive web pages

     call centers

     direct mail initiatives

     campaign management

     point-of-sale

     customer service automation

     sales force automation

Delivery of information over the Internet or via private network, as opposed to traditional delivery through CD-ROM, floppy discs, tape cartridges and tapes, significantly reduces the turnaround time from days to minutes or seconds and reduces the operating costs associated with extended processing and turnaround.

This affordable access to data content will enable us to more efficiently serve our traditional Fortune 1000 client base and it will also enable us to expand our potential client base to include what we believe to be over 20 million U.S. middle market and small office/home office businesses. We are working with channel partners, who are leading e-commerce and industry specialized software solution providers, to expand the market presence of the Acxiom Data Network.
The use of channel partners opens new markets to us, stimulates product development, and creates new revenue generating capabilities.

Ability to build and manage large-scale databases.

We have extensive experience in developing and managing large-scale databases for some of the world's largest companies including: AT&T, Allstate, Citibank, General Electric, IBM, and Wal-Mart. Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information. We house over 300 terabytes of disk storage. A terabyte is approximately one trillion bytes, and is the scale often used when measuring computer storage.

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

We believe that we have the most comprehensive and accurate collection of United States consumer, business, property and telephone marketing data available from a single supplier. Our InfoBase consumer database contains approximately 17 billion data elements, which we believe covers over 95% of all households in the United States. Our InfoBase business database covers approximately 15 million United States businesses. Our real estate database, which includes most major United States metropolitan areas, covers approximately 70 million properties in 41 states. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for business and consumer telephone numbers in the United States and Canada. We believe we process more mailing lists than any other company in the United States. Our clients use this data to manage existing customer relationships and to target prospective customers.

Comprehensive information management services.

We offer our clients comprehensive, integrated information management solutions tailored to their specific needs. We believe our total solution approach is a competitive strength because it allows our clients to use a sole service provider for all of their information management needs. Our IT solutions cover the computing requirements of our clients, ranging from full mainframe information processing centers to desktop applications. We currently operate several large mainframe and midrange data centers, manage numerous networks, and host Internet applications. We offer information management services in the following areas:

     mainframe computing operations

     client server management

     network management

     web hosting and content change management

     help desks
     high-speed electronic printing

     print and mailing outsourcing

     bill presentation services

Ability to attract and retain talent.

We believe our progressive culture allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce. Our culture is based on concepts such as leadership, associate development, and continuous improvement. Our business culture rewards customer satisfaction, associate satisfaction and profitability. In addition to our culture, our extensive geographic presence, with over 50 locations in the United States, Europe, and Australia, including Atlanta, Chicago, London, Los Angeles, New York, Phoenix, and Sydney, has enhanced our ability to attract talented associates. In both 1998 and 1999, we were included on Fortune magazine's listing of the 100 best companies to work for in America. In 2000, we were named in ComputerWorld magazine as one of the top 100 information technology companies to work for, and Business Week ranked us in its list of the top 200 IT companies in the U.S.


Growth Strategy

Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

Leverage AbiliTec and the Acxiom Data Network.

Our primary development initiative over the past three years has been AbiliTec and the Acxiom Data Network. These are proprietary technologies that enable us to provide our clients with what we believe to be the industry's most effective means to integrate their customer information and then enhance it with our consumer and business information in a real-time manner over the Internet or via private network. The Abilitec and Acxiom Data Network technologies are available to a broad range of business enterprises that desire to manage existing and prospective customer relationships. Our technology to deliver this capability over the Internet via the Acxiom Data Network was the first offered in the marketplace in 1998. Our goal is to establish these technologies as the widely accepted standard for integrating, managing and enhancing consumer and business data, providing a single, accurate and comprehensive view of the customer in real time across the enterprise. We are marketing AbiliTec and the Acxiom Data Network through our existing sales organization and through alliances with our channel partners, who include leading e-commerce and industry specialized software solution providers such as Oracle and Hewlett Packard. We expect to generate revenues from AbiliTec and the Acxiom Data Network in two primary ways:

     Our clients can license the AbiliTec technology and access the Acxiom Data Network as tools to integrate the customer data residing on their internal systems on an ongoing basis and then enhance that information with our InfoBase data product offerings.

     Our clients can use the Acxiom Data Network as a cost effective channel for accessing our data products. The ease of use and low cost delivery of the Acxiom Data Network will allow us to extend our scope of services in our existing markets and expand our client base to include the large pool of smaller companies seeking customer relationship management solutions. These markets have not historically been cost effective markets for us.

In addition to the benefits we expect to provide for our clients, we anticipate that the full deployment of AbiliTec will also result in significant computer and personnel cost saving to us internally.

Further penetrate existing and new client industries.

Our clients expect information management solutions tailored to the needs of their industry. We have developed specific knowledge for the industries we serve, including the financial services, insurance, information services, direct marketing, publishing, retail, pharmaceuticals/healthcare, technology and telecommunications industries. We expect to continue to expand our presence in these industries as well as to penetrate new industries as their information management needs increase. The telecommunications and utilities industries are examples of industries where information about existing and prospective customers is becoming increasingly important as they move into a deregulated environment. Other industries which we believe are undergoing change that will increase the need for data and information management services include the e-commerce, Internet, automotive, packaged goods and media/entertainment sectors.

Expand data content.

We continue to invest substantial resources to maintain the quality and increase the scope of our databases. We enhance our databases by adding new data through multiple sources and increasing the accuracy of the data through the use of AbiliTec. Expanding our data content offerings enables us to grow existing client relationships, capture new clients and enter new industries. Data content also represents an attractive business model for us because we can repackage it into multiple formats or sell it through various distribution channels, including the Acxiom Data Network, at a minimal incremental cost.

Capture cross-selling opportunities.

Our established client base is primarily composed of Fortune 1000 companies. These clients use a single product or service or a combination of multiple products and services. Our consultative approach, comprehensive set of services and products and long-standing client relationships, combined with the increasing information needs of our clients, provide us with a significant opportunity to offer our existing client base new and enhanced services and products.

Pursue international opportunities.

We first entered the international marketplace with an acquisition in the United Kingdom in 1986, and have made additional acquisitions in Spain and France to further develop a European presence. Most recently, we have entered into a strategic alliance with a German media and information services company, AZ Bertelsmann Direct. Bertelsmann has a database of 35 million names in Germany alone, and does extensive work in Austria and Switzerland, as well as in Spain. Together with Bertelsmann, we intend to deliver international marketing data and information management solutions to multinational clients operating in the major European markets. The alliance will combine the geographic market strengths of Bertelsmann operations in Germany and Austria with Acxiom operations in the United Kingdom. The alliance also will leverage the complementary market services of each company, notably the international data content assets of Bertelsmann and the international customer data integration, customer relationship management, and data access and delivery solutions offered by Acxiom. The alliance will be an important step towards introducing AbiliTec as the industry standard for customer data integration across Europe. We believe that the introduction of AbiliTec to the European market will be accelerated and enhanced by Bertelsmann's exceptional access to high quality data content.

The Bertelsmann alliance is complementary to the Levante Global(TM) CRM Solutions alliance that was entered into during the last year with OgilvyOne, a leading worldwide marketing agency owned by WPP Group. The Levante alliance combines OgilvyOne's strategic and consultative skills with AbiliTec and other Acxiom technology to help companies deploy international database marketing programs. Also during the past year, we entered into a strategic alliance with PBL, a large publisher and broadcasting company in Sydney, Australia, through which we are offering our services in Australia and New Zealand.

Effective April 1, 2000, we changed our internal operations so as to integrate what was formerly a separate international revenue division into the domestic revenue divisions, so that each operating division now has an international component. Our intention is to transform Acxiom from a company with international offices into a global company capable of providing solutions to our customers in any part of the world. This represents a fundamental change not only in terms of organizational structure, but in all of our processes. It is affecting how we communicate, how we sell, how we market, and how we team. We have been configuring our European operations centers to support larger, more complex software systems, and plans to market AbiliTec globally are underway. We have formed a global solutions resource team which has the mission of helping our sales force expand our global customer base. In addition to exploring new business opportunities, this team consults with sales and account leaders in building relationships with our largest international customers.

We believe that our existing international presence,  combined with the emerging
market  demand  for  our  information   services,   represents  a  large  growth
opportunity for us.

Seek acquisitions and alliances.

We will continue to seek acquisition and alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services or market presence in a new industry. Previous acquisitions have significantly extended our range of products and services, increased our client base, and expanded our industry coverage. We currently have a number of strategic alliances and actively seek new alliances with channel partners, software developers and data content providers that will strengthen our position in the marketplace and help us better serve our customers.

Lines of Business

We  have  three  primary  lines  of  business:   Services,  Data  Products,  and
Information Technology Management.

Services

Our Services segment provides solutions which integrate and manage customer, consumer, and business data using our information management skills and technology. With the development and implementation of AbiliTec and the Acxiom Data Network, we are poised to transition our traditional processing and data delivery methods to the faster, more efficient methods described above. See the discussion of AbiliTec and the Acxiom Data Network under "Competitive Strengths" above. We use our core competencies of data integration, data management and data delivery to build customized solutions for our clients. Our primary services include the following:

              Service                               Description

     Marketing database and    Develops strategies to effectively use and
     data warehouse design     transform data into actionable information
     consulting
                               Selects data elements that are relevant for a particular client's goals and industry

                               Lays foundation for data warehouse/database development and marketing campaigns

     Data integration          Standardizes, converts, cleanses and validates
                               data to ensure accuracy and remove duplicative and unnecessary data

                               Creates accurate and comprehensive standardized customer profile from disparate data sources

                               Augments client's data with our proprietary data

     Data warehouse/database   Designs, models and builds data warehouse/
     management and delivery   database

                               Provides data warehouse/database maintenance and updates

                               Delivers information through a variety of channels including the Internet via the Acxiom Data Network

     Customer relationship     Provides market planning, analytical and
     applications              statistical modeling, campaign management,
     management                channel implementation, and tracking and
                               reporting applications

                               Enables client to manage and monitor customer relationships

      List processing          Provides processing tools to increase accuracy,
                               deliverability and efficiency of marketing lists

                               Addresses and pre-sorts mailing to maximize postal discounts and minimize handling costs

                               Cleanses and integrates mailing list data

Data Products

Our InfoBase data products include both business and consumer data. We believe InfoBase represents the industry's most comprehensive and accurate marketing data product offerings that are sold on a stand-alone basis as well as integrated with our customized service offerings.

Our primary products include the following:

           Product                          Description

InfoBase Enhancement       InfoBase Enhancement is the leading consumer data
(Consumer)                 enhancement product containing demographic and
                           lifestyle information on the majority of U.S.
                           households, and providing instant access to the first and largest multi-source database in the U.S.

                           InfoBase Enhancement can process customer data through multiple delivery options including traditional or "batch" processing for large volumes of data or online processing using the Acxiom Data Network for smaller volumes for instant processing of individual records.

InfoBase List (Consumer)   InfoBase List is a comprehensive multi-sourced,
                           consumer list designed to help target prospects more effectively and efficiently. InfoBase
                           List consists of base name and address records combined with InfoBase's industry-leading consumer data including key demographics, home ownership characteristics, purchase behavior and lifestyle data.

                           No other compiled list in the business offers better value on the key areas of comparison--coverage, selectivity, deliverability, accuracy, freshness and customer service.

                           Acxiom Data Network gives you on-demand, instant access to Acxiom's superior InfoBase Consumer Lists. Through Acxiom Data Network, you obtain InfoBase-enhanced snapshots of your existing records or host prospects for customer acquisition and retention efforts, quickly and inexpensively.

InfoBase Business          InfoBase Business Enhancement gives you access to
Enhancement                information on over 13 million businesses.  Combine
                           information from this extensive, multi-sourced database with your own customer records to pinpoint good customers, the best prospects, and the market segments with the highest profit potential.

InfoBase Business List     InfoBase Business List is a powerful tool for
                           business-to-business marketing that combines Acxiom's industry-leading record for superior data quality with access to over 13 million unique businesses nationwide and their key employees. No other business list can beat InfoBase Business List's accuracy and deliverability.

InfoBase TeleSource        InfoBase TeleSource is the most comprehensive,
                           multi-sourced telephone data product in the United
                           States. Averaging a 94% match rate on phone appends or reverse phone appends, it allows you to reach a greater number of qualified customers and prospects. In fact, InfoBase TeleSource's national database contains more than 160 million consumer names, telephone numbers and addresses. This includes
                           35 million not available from any other source and 12 million business listings.

InfoBase eMail             A database that matches e-mail addresses to
Enhancement                corresponding postal names and addresses. Its purpos
                           is to enhance existing customer files with accurate, deliverable e-mail addresses, including reverse phone append.

InfoBase Analytics:        The DPA provides a comprehensive profile of customers
Data Profile Analysis      using InfoBase data.  DPA is provided as a printed
(DPA)                      document, but is also available in PC-compatible
                           formats.

InfoBase Analytics:        Scoring applied to the InfoBase List file, putting
Scored List Rental         into action models previously developed by the
                           customer or InfoBase Analytics.

InfoBase Analytics:        Custom scoring applied to a customer's self-prepared
Scored Customer Files      mail file, putting into action models previously
                           developed by the customer or by InfoBase Analytics.

InfoBase Analytics:        Propensity scores or segmentation codes (e.g.,
Modeled Data               income, net worth, internet users, etc.) modeled data
                           elements are utilized by other InfoBase products
                           (lists, enhancement, profiler). Modeled data elements are created by InfoBase Analytics or by outside sources.


Our clients use our data products for a range of decision-making and customer relationship management functions including: identification, verification and segmentation of customers and prospects for direct marketing purposes; campaign management; Internet marketing; point-of-sale marketing; sales force automation; customer service automation; risk management; fraud prevention; and other information driven applications.

The data that we use is either purchased or licensed from third parties, or it is obtained from public record. We utilize multiple data sources to compile our consumer database, including telephone directories, motor vehicle registrations, drivers licenses, voter registrations, product registration, questionnaires, warranty cards, county real estate property records, purchase transactions, mail-order transactions and postal service information. Our business database is likewise obtained from multiple sources and covers practically every business throughout the United States. Business data is verified by telephone at least once a year or by matching against other sources of the data. Business data sources include: yellow and white pages; annual reports and other SEC information; federal, state and municipal government data; business magazines, newsletters, and newspapers; business registries; the Internet; professional directories; outbound telemarketers; and postal service information. Our real estate database is obtained from county recorders' and assessors' files. We update and maintain our databases frequently in order to provide current information to our clients.

Information Technology Management

Information Technology (IT) outsourcing enables our customers to focus on their core business while Acxiom manages their technology needs. We provide IT services and solutions for large systems, mid-range processors, and networks.

Our IT outsourcing services give our customers a secure, high-performance network and computing environment, supported by experienced IT professionals. The benefits include:

     computing and network capacity driven by customer demand

     highly scalable computing and network environments

     24 x 7 system availability

     improved service levels

     ability to implement new technologies

     access to skilled personnel

     significant reduction in operating costs while freeing up capital

--------------------------------------------------------------------------------
          Overview                                      Services
------------------------------------       -------------------------------------

Our IT solutions cover the                 We offer technology services in
computing needs ofour clients              the following areas:
ranging, from full mainframe                  mainframe computing operations
information processing centers                client server management
to desktop applications. Acxiom               network management
currently operates several large              web hosting and content change
mainframe and midrange data centers,             management
manages numerous networks, and hosts          help desks
Internet applications.                        high-speed electronic printing
                                              print and mailing outsourcing
                                              bill presentation services
Clients

Our clients are primarily in the financial services, insurance, information services, publishing, retail and telecommunications industries. Our ten largest clients represented approximately 39% of our revenues in fiscal 2000. No one client accounted for more than 10% of our revenue during the past fiscal year.

We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts (defined as contracts with initial terms of at least three years in length). In fiscal 2000, 62% of our revenue was derived from long-term contracts.

     Representative clients by the industries we serve include:

Financial Services           Insurance                  Information Services

American Express             Allstate                   ADP
Associates First Capital     Physicians Mutual          CCC Information Services
Bank One                     Prudential                 IBM
Bank of America                                         Polk
Chase Manhattan Bank                                    Trans Union
Citigroup
Conseco
Deluxe
Discover Financial Services
First USA Bank
GE Capital Corp
Household
Wachovia

Publishing                   Retail                          Telecommunications

Advance Publications         Federated Department Stores     AT&T
Guideposts                   Lands' End                      Sprint
Meredith                     Neiman Marcus                   Vodafone Airtouch
Rodale                       Sears
                             Wal-Mart
                             Wards

More recently, our industry focus has expanded to include the pharmaceuticals/healthcare, e-commerce, Internet, utilities, automotive, technology, packaged goods and media/entertainment industries. Representative clients in these new industries include Abbot Laboratories, America On-Line, DaimlerChrysler, Discovery.Com, Inc., National Geographic, Novell, Parke-Davis, Procter & Gamble, Searle, TAP Pharmaceuticals and 3Com.

In addition, our Information Technology Management outsourcing customers include a wide array of clients, such as AGL Resources, American National Can, AmericanTours International, Borden Foods, the City of Chicago, DeVry Institutes, Jack in the Box Restaurants, NuWorld Marketing, Outboard Marine, National Steel and Shipbuilding, Ralston Purina, and Sonoco.

Sales and Marketing

We have separate sales forces dedicated to our Services, Data Products and Information Technology Management lines of business. We maintain separate sales forces to allow our sales representatives to concentrate on particular services, technologies and client demands. However, we expect to increasingly leverage our many and growing relationships to sell the full range of Acxiom solutions from the entire corporation.

Both the Services and Information Technology Management sales forces are decentralized and organized by industry. Our largest clients have their own dedicated sales personnel. Sales to these and other large accounts typically involve business unit leaders, group leaders and other members of our senior management. Most major contracts are negotiated with the highest levels of our clients' organizations and therefore necessitate the involvement of our senior executives.

Our Data Products segment sells products rather than services and thus requires a larger sales force. This sales force is organized into two groups. The direct data sales team sells InfoBase data products directly to clients. The channels sales team focuses on creating sales through business partners and other alternate channels of distribution.

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

Pricing for data warehouses and databases normally includes separate fees for design, initial build, ongoing updates, queries and outputs. We also price separately for consulting and statistical analysis services.

We publish standard list prices for many of our data products. These products are priced with volume discounts. Licenses for our entire consumer or business database for one or more years are priced individually.

AbiliTec is priced as intellectual property and the right to use it is licensed to our clients under one to three year license agreements. The pricing includes separate fees for the annual license and for individual transactions. Both components allow for volume discounts.

Information Technology Management services are priced based on the cost of managing and operating the data center, network and client/server systems.

Strategic Alliances

In addition to our traditional sales force activity, we maintain and pursue strategic alliances to further the development and distribution of our best products and services. We partner with firms that can help us service our clients. Current strategic alliances formed to facilitate the adoption of our AbiliTec technology include Abacus, AZ Bertelsmann, Dun and Bradstreet, E.piphany, Hewlett-Packard, OgilvyOne, Oracle, and USADATA.com, among others. We also have alliances with Bigfoot (e-mail marketing), Trans Union (information services), Xchange, Inc. (customer relationship management applications software), and PBL (marketing services in Australia and New Zealand).

Our strategic alliances are structured in several ways. Because each of our partners is unique, it is necessary to create a structure specifically suited to our needs and the needs of our business partners. Examples of various alliance structures in which we participate include:

     joint ventures

     channel partner relationships

     minority interests in small, early-stage companies

     joint marketing alliances

     agreements to pay commissions for business directed to us

     agreements to pay finders fees for new clients directed to us


Competition

The information services industry in which we operate is highly competitive, with no single dominant competitor. Within the industry, there are data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms and teleservices companies. Many firms offer a limited number of services within a particular geographic area, and several participants tend to be national or international and offer a broad array of information services. However, we do not know of a competitor that offers our complete line of products and services.

In the Services market, we compete primarily with in-house information technology departments of current clients, as well as firms that provide data warehousing and database services, mailing list processing, and consulting services. Competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price. Competitors in the data warehousing and database services and mailing list processing sectors include Harte-Hanks, Metromail and Experian (both subsidiaries of Great Universal Stores), Dynamark (a subsidiary of Fair Isaac), Epsilon, and KnowledgeBase Marketing (a subsidiary of Young & Rubicam).

In the Data Products market, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs and, to a lesser extent, on the pricing of information products and services. Our principal competitors in this market are Abacus Direct, Experian, R. L. Polk and infoUSA. We also compete with hundreds of smaller firms that provide list brokerage and list management services.

In the Information Technology Management services market, competition is based on the quality and reliability of services, technical expertise, processing capabilities, processing environment and price. Our primary competitors include Affiliated Computer Services; Lockheed Martin; PKS Information Services;
Structure, Systems Management Specialists and the in-house information technology departments of current clients and those of potential clients. In addition, but on a less frequent basis, we compete with IBM, Electronic Data Systems, Computer Sciences Corporation, Perot Systems, and Worldcom IDC.

Privacy

We have always taken an active approach with respect to consumer privacy rights. The growth of e-commerce and companies wanting consumer information means that we must work even harder to guarantee that our policies offer individuals the protection to which they are entitled.

Consequently, we actively promote adherence to a common set of strict privacy guidelines for the direct marketing, e-commerce, and data industries as a whole. Industry wide compliance helps address U.S. privacy concerns and the rigorous safe-harbor requirements of the European Union to ensure the continued free flow of information.

Our own Fair Information Practices Policy outlines the variety of measures we currently take to protect consumers' privacy rights. A copy of this policy is posted on our website at www.acxiom.com. Our multi-level security systems, for example, are designed to ensure that only authorized clients can access our data. We go to great lengths to educate clients and associates regarding consumer right-to-privacy issues, guidelines, and laws. Our policy also explains the simple steps that consumers may take to have their names removed from our InfoBase line of marketing products and to learn what non-public information we maintain about them in our reference products.

Companies are assessing their consumer privacy policies and beginning to recognize that newly developed customer data integration technology can help them honor individual privacy rights and address consumers' concerns. We believe that technologies such as AbiliTec will enable businesses to move beyond mere privacy "protection" and toward aggressive consumer advocacy. Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it should make it much easier for businesses to allow their customers to access, correct and selectively opt-out their information, provide better safeguards around their customers' information, and facilitate the addition of information such as preference in time and manner of contact.

Privacy legislation has been introduced in the Congress and in most of the fifty states, and we anticipate that additional legislation will be introduced in the future. We are supportive of legislation which codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer's personal information is used for marketing purposes. With regard to certain types of sensitive personal information (such as medical data), we support choice on an opt-in basis for third-party use.

Employees

Acxiom employs approximately 5,600 employees (associates) worldwide. With the exception of approximately 45 associates who are engaged in lettershop and fulfillment activities at Acxiom's Skokie, Illinois facility, none of Acxiom's associates are represented by a labor union or are the subject of a collective bargaining agreement. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

Forward-Looking Statements

Certain statements in this report and in other filings by Acxiom with the Securities and Exchange Commission, and in other documents such as press releases, presentations by Acxiom or its management and oral statements may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding Acxiom's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Acxiom to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements.

The forward-looking statements contained in this report and in Acxiom's Annual Report to Stockholders, portions of which are incorporated by reference into this report, include: statements on Acxiom's future results of operations; statements concerning future revenue and earnings per share growth; statements concerning the length and future impact of our investment in AbiliTec products and Acxiom Data Network on our client base, future revenue and margins; statements concerning the benefits of AbiliTec and Acxiom Data Network for our customers; statements concerning any competitive lead; statements concerning the impact of implementation of AbiliTec and Acxiom Data Network technology in customer relationship management applications; statements concerning the momentum of CRM applications and e-commerce initiatives; statements concerning the future growth and size of the CRM market; statements regarding our ability to penetrate existing and new client industries; statements concerning AbiliTec becoming an industry standard; statements concerning efficiency gains related to the implementation of AbiliTec; and statements concerning potential growth of international markets.

The following are important factors that could cause actual results to differ materially from these forward-looking statements: With regard to all statements concerning AbiliTec and the Acxiom Data Network: the complexity and uncertainty regarding the development of new high technologies; the loss of market share through competition or the acceptance of these or other company offerings on a less rapid basis than expected; changes in the length of sales cycles due to the nature of AbiliTec being an enterprise-wide solution; the introduction of competent, competitive products or technologies by other companies; changes in the consumer and/or business information industries and markets; our ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and the impact of changing legislative, regulatory and consumer environments in the geography where AbiliTec will be deployed.

With regard to the statements that generally relate to our business: all of the above factors; the possibility that economic or other conditions might lead to a reduction in demand for our products and services; our continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations; the ability to properly motivate our sales force and other associates; our ability to achieve cost reductions; changes in the legislative, regulatory and consumer environments affecting our business including but not limited to legislation, regulations and customs relating to our ability to collect, manage, aggregate and use data; the fact that data suppliers might withdraw data from us, leading to our inability to provide certain products and services; the effect of short-term contracts on the predictability of our revenues; the potential loss of data center capacity or interruption of telecommunication links; postal rate increases that could lead to reduced volumes of business; and customers that may cancel or modify their agreements with us.

With specific reference to all statements that relate to the providing of products or services outside our primary base of operations in the United
States: all of the above factors and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

These and other risk factors are more specifically described in this report under the caption "Risk Factors" above. We believe that we have the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above and described under "Risk Factors," all of which are inherently difficult to forecast. We undertake no obligation to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.


Item 2.  Properties

     The following table sets forth the location, ownership and general use of the principal properties of Acxiom.

       Location                   Held                             Use

Acxiom Corporation:

  (a) Phoenix, Arizona             Held in fee      Customer service facilities;
                                                    data center; office space

  (b) Conway, Arkansas             Six facilities   Customer service facilities;
                                   held in fee;     data  center; office space
                                   one facility
                                   secures a
                                   $2,874,000
                                   encumbrance
                                   and another
                                   secures a
                                   $6,775,000
                                   encumbrance

  (c) Little Rock, Arkansas           Lease         Principal executive offices;
                                                    customer service facilities;
                                                    office space

  (d) Denver, Colorado                Lease         Customer service facilities

  (e) Stamford, Connecticut           Lease         Office space

  (f) Southfield, Michigan            Lease         Office space; data center

  (g) Bloomington, Minnesota          Lease         Customer service facilities;
                                                    office space

  (h) Carmel, New York                Lease         Office space; data center

  (i) Cincinnati, Ohio                Lease         Customer service facilities

  (j) Memphis, Tennessee              Lease         Customer service facilities;
                                                    office space

Acxiom CDC, Inc.:

  (a) Chicago, Illinois               Lease         Office space; data center

Acxiom Limited:

  (a) London, England                 Lease         Customer service facilities;
                                                    office space

  (b) Sunderland, England          Held in fee      Office space; data center;
                                                    warehouse space; data
                                                    processing and fulfillment
                                                    service center

  (c) Cedex, France                   Lease         Office space

  (d) Barcelona, Spain                Lease         Office space

Acxiom / May & Speh, Inc.:

  (a) Chatsworth, California          Lease         Office space; data center;
                                                    customer service facilities;
                                                    print facilities

  (b) Woodland Hills, California      Lease         Office space; data center;
                                                    service facilities; print
                                                    facilities

  (c) Atlanta, Georgia                Lease         Office space

  (d  Chicago, Illinois               Lease         Office space; warehouse
                                                    facility

  (e) Downer's Grove, Illinois        Lease         Office space; data center;
                                                    customer service facilities

  (f) Melville, New York              Lease         Office space; print
facilities

  (g) Rochester, New York             Lease         Office
space

Acxiom Australia Pty Ltd:

  (a) Sydney, Australia               Lease        Office space

Acxiom SDC, Inc. (d/b/a
Buckley
Dement, an Acxiom Company):

  (a) Skokie, Illinois                Lease        Office space; data center;
                                                   customer service facilities;
                                                   warehouse facility;
                                                   lettershop

     Acxiom also leases additional sales office space in Arizona, California, Georgia, Illinois, Kansas, Massachusetts, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Texas, Virginia, Washington, Washington, D.C., Canada, and the United Kingdom.

     Acxiom's headquarters is in Little Rock, Arkansas, located in a building completed during the last fiscal year. We also completed construction of a new customer service facility in Little Rock, Arkansas last year, and during the first quarter of fiscal year 2001 we completed construction of a new customer service facility in Conway, Arkansas. The Conway facilities consist of office buildings and a data processing center. During fiscal year 2001, construction is expected to begin on new customer service facilities in Little Rock and in Phoenix.

     In general, our offices, customer service and data processing facilities are in good condition. Management believes that our facilities are suitable and adequate to meet our current needs. Management believes that, except for the planned expansions noted above, no substantial additional properties will be required during fiscal year 2001.

Item 3.  Legal Proceedings

On September 20, 1999 Acxiom and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of Arkansas. The action alleges that the defendants violated Section 11 of the Securities Act of 1933 in connection with the July 23, 1999 public offering of 5,421,000 shares of our common stock. In addition, the action seeks to assert liability against Company Leader Charles Morgan pursuant to Section 15 of the Securities Act of 1933. The action seeks to have a class certified of all purchasers of the stock sold in the public offering. Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations. The plaintiffs have now filed a consolidated complaint. The cases are still in the initial phase of litigation, with the defendants having filed their initial response to the lawsuit. We believe the allegations are without merit and the defendants intend to vigorously contest the cases, and at the appropriate time, seek their dismissal.

There are various other litigation matters that arise in the normal course of our business. We don't believe any of these, however, are material in their nature or scope.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                          EXECUTIVE OFFICERS OF ACXIOM

     Each of Acxiom's executive officers, including position held, age, and year of initial appointment as an executive officer and business experience for the past five years, is listed below:

Name                       Position Held                    Age     Year Elected

Charles D. Morgan<F1>    Chairman of the Board              57          1972
                         and President (Company Leader)

Rodger S. Kline<F2>      Chief Operating Officer,           57          1975
                         Treasurer and Director

James T. Womble<F3>      Division Leader and Director       57          1975

C. Alex Dietz<F4>        Division Leader                    57          1979

Paul L. Zaffaroni<F5>    Division Leader                    53          1990

L. Lee Hodges<F6>        Division Leader                    53          1998

Jerry C. Jones<F7>       Business Development               44          1999
                         and Legal Leader

Robert S. Bloom<F8>      Chief Financial Officer            44          1992
-------------------------

<F1> Mr.  Morgan  joined  Acxiom in 1972.  He has been  Chairman of the Board of
     Directors since 1975, and serves as Acxiom's President (Company Leader). He is also a director and Chairman of the Board-elect of the Direct Marketing Association. In addition, he serves as Chairman of the Board of Hendrix College. He was employed by IBM Corporation prior to joining Acxiom. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

<F2> Mr. Kline joined Acxiom in 1973 and serves as Acxiom's  Treasurer and Chief
     Operating Officer (Operations Leader). Prior to joining Acxiom, Mr. Kline was employed by IBM Corporation. He holds an electrical engineering degree from the University of Arkansas.

<F3> Mr.  Womble  joined  Acxiom  in 1974 and  serves  as one of  Acxiom's  four
     Division Leaders. Mr. Womble is also a director of Sedona Corporation. Prior to joining Acxiom, he was employed by IBM Corporation. He holds a degree in civil engineering from the University of Arkansas.

<F4> Mr. Dietz joined Acxiom in 1970 and served as a Vice President  until 1975.
     Between 1975 and 1979 he was an officer of a commercial bank responsible for data processing matters. Following his return to Acxiom in 1979, Mr. Dietz served as a senior-level officer of Acxiom and is presently one of Acxiom's Division Leaders. Mr. Dietz holds a degree in electrical engineering from Tulane University.

<F5> Mr. Zaffaroni joined Acxiom in 1990. He serves as one of Acxiom's  Division
     Leaders. Prior to joining Acxiom, he was employed by IBM for 21 years, most recently serving as regional sales manager. Mr. Zaffaroni holds a degree in marketing from Youngstown State University.

<F6> Mr. Hodges  joined  Acxiom in 1998.  He serves as one of Acxiom's  Division
     Leaders. Prior to joining Acxiom, he was employed for 6 years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as a senior vice president. Prior to that time, Mr. Hodges served in a number of engineering, sales, marketing and executive positions with IBM for 24 years. Mr. Hodges holds a degree in industrial engineering from Pennsylvania State University.

<F7> Mr. Jones joined Acxiom in 1999.  Prior to joining Acxiom,  he was employed for nineteen years as an attorney in private practice with the Rose Law Firm, representing a broad range of business interests. Mr. Jones holds a degree in public administration from the University of Arkansas and a law degree from the University of Arkansas School of Law.

<F8> Mr.  Bloom  joined  Acxiom  in 1992 as Chief  Financial  Officer.  Prior to
     joining Acxiom, he was employed for six years with Wilson Sporting Goods Co. as chief financial officer of its international division. Prior to his employment with Wilson, Mr. Bloom was employed by Arthur Andersen & Co. for nine years, serving most recently as manager. Mr. Bloom, a Certified Public Accountant, holds a degree in accounting from the University of Illinois.

     There are no family relationships among any of Acxiom's executive officers and/or directors.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters

The information required by this Item appears in Acxiom's Annual Report at p. 52, which information is incorporated herein by reference.

Item 6.   Selected Financial Data

The information required by this Item appears in Acxiom's Annual Report at p. 18, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in Acxiom's Annual Report at pp. 19-28, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in fiscal 2001 than in 2000, there would be no material adverse impact on Acxiom's results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt obligations have fixed rates. At March 31, 2000, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

As discussed in note 8 to the consolidated financial statements, Acxiom is a party to two equity forward purchase agreements under which it will purchase 3.1 million and 0.2 million shares of its common stock at average total costs of approximately $20.81 and $26.51 per share, respectively, for a total notional purchase price of $69.4 million. The value of the equity forward contracts at March 31, 2000 was $38.6 million, based on the market value of Acxiom common stock of $33.25 at March 31, 2000. The value of the equity forward contracts will vary based on the market price of the common stock. For each $1.00 increase or decrease in the stock price, the value of the equity forward contracts will increase or decrease by approximately $3.3 million.

Item 8.   Financial Statements and Supplementary Data

     The Financial Statements required by this Item appear in Acxiom's Annual Report at pp. 29-49, which information is incorporated herein by reference. The Financial Statement Schedule which constitutes the Supplementary Data required by this Item is attached hereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers of Acxiom" at the end of Part I of this Report. The remaining information required by this Item appears under the captions "Proposals You May Vote On," "Information About the Board of Directors," and "Section 16(a) Reporting Delinquencies" in Acxiom's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information  required by this Item appears under the heading "Executive
Compensation"   in  Acxiom's  2000  Proxy   Statement,   which   information  is
incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item appears under the heading "Stock Ownership" in Acxiom's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Transactions

     The  information  required by this Item appears under the heading  "Certain
Transactions"   in  Acxiom's  2000  Proxy   Statement,   which   information  is
incorporated herein by reference.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Financial Statements.

         The following consolidated financial statements of the registrant and its subsidiaries included on pages 29 through 49 of Acxiom's Annual Report and the Independent Auditors' Report on page 50 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                                         Page

Consolidated Balance Sheets as of March 31, 2000 and 1999                29

Consolidated Statements of Operations for the years ended
March 31, 2000, 1999 and 1998                                            30

Consolidated Statements of Cash Flows for the years ended
March 31, 2000, 1999 and 1998                                            31

Consolidated Statements of  Stockholders' Equity for the
years ended March 31, 2000, 1999 and 1998                                32-33

Notes to Consolidated Financial Statements                               34-49

Independent Auditors' Report                                             50

2.   Financial Statement Schedule.

         The following additional information for the years 2000, 1999 and 1998 is submitted herewith and appears on the two pages immediately preceding the signature page of this Report on Form 10-K.

     Independent Auditors' Report

     Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2000, 1999 and 1998

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits and Executive Compensation Plans.

         The following exhibits are filed with this Report or are incorporated by reference to previously filed material.

Exhibit No.

3(a)     Amended and Restated Certificate of Incorporation  (previously filed as
         Exhibit 3(i) to Acxiom's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4(a) Rights Agreement dated January 28, 1998 between Acxiom and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of Acxiom, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom's Current Report on Form 8-K dated February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference)

4(b) Form of Indenture with Form of Note attached as Exhibit "A" for the 5.25% Convertible Subordinated Notes due 2003 of Acxiom May & Speh, Inc. (f/k/a May & Speh, Inc.) (previously filed as Exhibit 4.1 to the Form S-3 Registration Statement of May & Speh, Inc., filed on February 19, 1998, Commission File No.
         333-46547, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between Acxiom and Trans Union Corporation (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File No. 0-13163, and incorporated herein by reference)

10(c) Data Management Outsourcing Agreement dated April 1, 1999 between Acxiom and Allstate Insurance Company (previously filed as Exhibit 10(c) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, Commission file No. 0-13163, and incorporated herein by reference)

10(d)    Acxiom  Corporation  Deferred  Compensation  Plan (previously  filed as
         Exhibit 10(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e)    Amended and Restated Key Associate Stock Option Plan of Acxiom
         Corporation

10(f)    2000 Associate Stock Option Plan of Acxiom Corporation

10(g)    Acxiom  Corporation  U.K.  Share  Option  Scheme  (previously  filed as
         Exhibit 10(f) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(h)    Leadership Compensation Plan

10(i) Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No.
         0-13163, and incorporated herein by reference)

10(j) Credit Agreement, dated as of December 29, 1999, among Acxiom Corporation and Chase Bank of Texas, National Association, individually and as co-administrative agent for certain other Lenders (the "Credit Agreement")

10(k) Increased Commitment Supplement to Credit Agreement, dated as of February 22, 2000

10(l) Increased Commitment Supplement to Credit Agreement, dated as of June 15, 2000

13       Portions of Acxiom's Annual Report

21       Subsidiaries of Acxiom

23       Consent of KPMG LLP

24 Powers of Attorney for Robert S. Bloom, Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, Rodger S. Kline, Thomas F. (Mack) McLarty, III, Charles D. Morgan, Stephen M. Patterson and James T. Womble

27       Financial Data Schedule

         Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this
Report:

          2000 Associate Stock Option Plan of Acxiom Corporation
          Amended and Restated Key Associate Stock Option Plan of Acxiom
               Corporation
          Acxiom Corporation U.K. Share Option Scheme
          Leadership Compensation Plan
          Acxiom Non-Qualified Deferred Compensation Plan
----------------


     (b) Reports on Form 8-K.

     None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Acxiom Corporation:

Under date of May 2, 2000, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000, which are included in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG LLP

/s/ KPMG LLP


Dallas, Texas
May 2, 2000

                                                                    Schedule II

                       ACXIOM CORPORATION AND SUBSIDIARIES

                  Schedule of Valuation and Qualifying Accounts

                    Years ended March 31, 2000, 1999 and 1998

                                 (In thousands)


                              Additions                 Bad              Balance
                  Balance at  charged to    Other      debts      Bad     at end
                  beginning   costs and   additions   written    debts      of
                  of period   expenses     (note)       off    recovered  period

2000:
  Allowance for
  doubtful
  accounts,
  returns and
  credits        $ 5,619      2,313        1,010       3,910      320      5,352
                   =====      =====        =====       =====      ===      =====

1999:
  Allowance for
  doubtful
  accounts,
  returns and
  credits        $ 3,847      2,373         710        2,026      715      5,619
                   =====      =====         ===        =====      ===      =====

1998:
  Allowance for
  doubtful
  accounts,
  returns and
  credits        $ 4,898      3,105         224       4,777       397      3,847
                   =====      =====         ===       =====       ===      =====


Note - Other additions represent the valuation accounts acquired in connection with business combinations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

                                           ACXIOM CORPORATION

Date:  June 26, 2000                       By: /s/ Catherine L. Hughes
                                              ------------------------
                                              Catherine L. Hughes
                                              Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

Robert S. Bloom*           Chief Financial Officer                June 26, 2000
----------------           (Principal accounting officer)
Robert S. Bloom

Dr. Ann H. Die*            Director                               June 26, 2000
---------------
Dr. Ann H. Die

William T. Dillard II*     Director                               June 26, 2000
----------------------
William T. Dillard II

Harry C. Gambill*          Director                               June 26, 2000
Harry C. Gambill

Rodger S. Kline*           Chief Operating Officer,               June 26, 2000
----------------           Treasurer and Director
Rodger S. Kline            (Principal financial officer)

Thomas F. McLarty, III*    Director                               June 26, 2000
-----------------------
Thomas F. McLarty, III

Charles D. Morgan*         Chairman of the Board and              June 26, 2000
------------------         President (Company Leader)
Charles D. Morgan          (Principal executive officer)


Stephen M. Patterson*      Director                               June 26, 2000
--------------------
Stephen M. Patterson

James T. Womble*           Division Leader and Director           June 26, 2000
----------------
James T. Womble


*By: /s/ Catherine L. Hughes
    ------------------------
    Catherine L. Hughes
    Attorney-in-Fact

                                  EXHIBIT INDEX
                              Exhibits to Form 10-K

Exhibit                               Exhibit
   No.

3(a)     Amended and Restated Certificate of Incorporation  (previously filed as
         Exhibit 3(i) to Acxiom's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b) Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4(a) Rights Agreement dated January 28, 1998 between Acxiom and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of Acxiom, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom's Current Report on Form 8-K dated February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference)

4(b) Form of Indenture with Form of Note attached as Exhibit "A" for the 5.25% Convertible Subordinated Notes due 2003 of Acxiom May & Speh, Inc. (f/k/a May & Speh, Inc.) (previously filed as Exhibit 4.1 to the Form S-3 Registration Statement of May & Speh, Inc., filed on February 19, 1998, Commission File No.
         333-46547, and incorporated herein by reference)

10(a) Data Center Management Agreement dated July 27, 1992 between Acxiom and Trans Union Corporation (previously filed as Exhibit A to Schedule 13-D of Trans Union Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b) Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31, 1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File No. 0-13163, and incorporated herein by reference)

10(c) Data Management Outsourcing Agreement dated April 1, 1999 between Acxiom and Allstate Insurance Company (previously filed as Exhibit 10(c) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, Commission file No. 0-13163, and incorporated herein by reference)

10(d)    Acxiom  Corporation  Deferred  Compensation  Plan (previously  filed as
         Exhibit 10(b) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(e)    Amended and Restated Key Associate Stock Option Plan of Acxiom
         Corporation

10(f)    2000 Associate Stock Option Plan of Acxiom Corporation

10(g)    Acxiom  Corporation  U.K.  Share  Option  Scheme  (previously  filed as
         Exhibit 10(f) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(h)    Leadership Compensation Plan

10(i) Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No.
         0-13163, and incorporated herein by reference)

10(j) Credit Agreement, dated as of December 29, 1999, among Acxiom Corporation and Chase Bank of Texas, National Association, individually and as co-administrative agent for certain other Lenders (the "Credit Agreement")

10(k) Increased Commitment Supplement to Credit Agreement, dated as of February 22, 2000

10(l) Increased Commitment Supplement to Credit Agreement, dated as of June 15, 2000

13       Portions of Acxiom's Annual Report

21       Subsidiaries of Acxiom

23       Consent of KPMG LLP

24 Powers of Attorney for Robert S. Bloom, Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, Rodger S. Kline, Thomas F. (Mack) McLarty, III, Charles D. Morgan, Stephen M. Patterson and James T. Womble

27       Financial Data Schedule