Form 10-Q
period 2000-06-30
ACXIOM CORP
filed 2000-08-11
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000 OR


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

                                  Yes X        No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 7, 2000 was 88,229,129.

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

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
                                                     June 30,       March 31,
                                                       2000           2000
                                                      -------        -------
           Assets
Current assets:
  Cash and cash equivalents                         $   5,003         23,924
  Trade accounts receivable, net                      195,378        198,818
  Deferred income taxes                                18,432         18,432
  Other current assets                                123,392         98,872
                                                    ---------      ---------
     Total current assets                             342,205        340,046
                                                    ---------      ---------
Property and equipment                                395,665        381,942
  Less - Accumulated depreciation and amortization    157,349        132,266
                                                    ---------      ---------
Property and equipment, net                           238,316        249,676
                                                    ---------      ---------
Software, net of accumulated amortization              55,214         58,964
Excess of cost over fair value of net assets
  acquired, net                                       161,827        145,082
Other assets                                          325,620        311,528
                                                    ---------      ---------
                                                  $ 1,123,182      1,105,296
                                                    =========      =========
     Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt               23,122         23,156
  Trade accounts payable                               30,109         54,016
  Accrued merger and integration costs                  1,111         15,106
  Accrued payroll and related expenses                 15,965         26,483
  Other accrued expenses                               42,240         31,779
  Deferred revenue                                      6,842         19,995
  Income taxes                                         23,302          9,473
                                                    ---------      ---------
    Total current liabilities                         142,691        180,008
                                                    ---------      ---------
Long-term debt, excluding current installments        322,767        289,234
Deferred income taxes                                  48,324         48,324
Stockholders' equity:
  Common stock                                          8,846          8,831
  Additional paid-in capital                          323,914        325,729
  Retained earnings                                   281,799        257,376
  Accumulated other comprehensive loss                 (2,422)        (1,448)
  Treasury stock, at cost                              (2,737)        (2,758)
                                                    ---------      ---------
  Total stockholders' equity                          609,400        587,730
                                                    ---------      ---------
Commitments and contingencies                     $ 1,123,182      1,105,296
                                                    =========      =========

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    For the Three Months Ended
                                                             June 30

                                                       2000           1999
                                                      -------        -------

Revenue                                             $ 245,557        211,506
Operating costs and expenses:
  Salaries and benefits                                91,248         83,709
  Computer, communications and other equipment         42,074         34,174
  Data costs                                           25,675         25,116
  Other operating costs and expenses                   53,338         38,261
  Gains, losses and nonrecurring items                 (3,064)             -
                                                      -------        -------
    Total operating costs and expenses                209,271        181,260
                                                      -------        -------
Income from operations                                 36,286         30,246
                                                      -------        -------
Other income (expense):
  Interest expense                                     (5,469)        (5,819)
  Other, net                                            8,895            769
  Other, net                                          -------        -------
                                                        3,426         (5,050)
                                                      -------        -------

Earnings before income taxes                           39,712         25,196
Income taxes                                           15,289          9,447
                                                      -------        -------
Net earnings                                        $  24,423         15,749
                                                      =======        =======
Earnings per share:

     Basic                                          $     .28            .19
                                                      =======        =======
     Diluted
                                                    $     .26            .18
                                                      =======        =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)
                                                     For the Three Months Ended

                                                              June 30

                                                       2000           1999
                                                      -------        -------
Cash flows from operating activities:
  Net earnings                                      $  24,423         15,749
  Non-cash operating activities:
    Depreciation and amortization                      28,521         18,266
    Loss (gain) on disposal or impairment of assets   (16,828)            34
    Provision for returns and doubtful accounts           610            288
    Changes in operating assets and liabilities:
      Accounts receivable                                 (78)       (29,822)
      Other assets                                    (26,622)         9,669
      Accounts payable and other liabilities          (35,909)       (38,713)
      Merger and integration costs                    (13,995)          (583)
                                                      -------        -------
      Net cash used by operating activities           (39,878)       (25,112)
                                                      -------        -------
   Cash flows from investing activities:
    Disposition of assets                              34,121            783
    Development of software                           (10,224)       (12,777)
    Capital expenditures                              (15,898)       (35,645)
    Investments in joint ventures                      (4,315)        (1,130)
    Net cash paid in acquisitions                     (14,133)       (15,330)
                                                      -------        -------
      Net cash used by investing activities           (10,449)       (64,099)
                                                      -------        -------
   Cash flows from financing activities:
    Proceeds from debt                                 36,402         75,149
    Payments of debt                                   (3,101)        (7,234)
    Sale of common stock                                4,340          9,143
    Acquisition of treasury stock                      (6,119)             -
                                                      -------        -------
      Net cash provided by financing activities        31,522         77,058
                                                      -------        -------
      Effect of exchange rate changes on cash            (116)           (58)
                                                      -------        -------

      Net decrease in cash and cash equivalents       (18,921)       (12,211)
  Cash and cash equivalents at beginning of period     23,924         12,604
                                                      -------        -------
  Cash and cash equivalents at end of period        $   5,003            393
                                                      =======        =======
  Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                      $   4,767         12,405
      Income taxes                                      1,513          1,382
                                                      =======        =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 26, 2000.

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

     The following table shows the remaining balances which were accrued as of March 31, 2000 and the changes in those balances during the three months ended June 30, 2000 (dollars in thousands):

                                        March 31,        Less         June 30,
                                          2000         Payments         2000
                                         ------        --------         -----

       Associate-related reserves      $  1,052            318            734
       Contract termination costs        13,500         13,500              -
       Other accruals                       554            177            377
                                         ------         ------          -----
                                       $ 15,106         13,995          1,111
                                         ======         ======          =====

     The remaining associate-related reserves and other accruals will be paid out over remaining periods ranging up to four years.

     Effective May 15, 2000 the Company acquired certain assets and assumed certain liabilities of MCRB Service Bureau, Inc. for cash of $5.8 million. MCRB provides information technology outsourcing services. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of MCRB are included in the consolidated results from the date of acquisition. The excess of purchase price over the fair value of net assets acquired of $11.8 million is being amortized over 20 years. The pro forma effect of the acquisition is not material to the Company's consolidated results for the periods reported.

     Effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited Liability Company ("LLC") to certain management of its Acxiom/Direct Media, Inc. business unit ("DMI"). The LLC was formed by the contribution of net assets used in the DMI operations. As consideration, the Company received a 6% note in the approximate amount of $22.5 million payable over 7 years. The Company also retained a 49% interest in the LLC. During the quarter ended June 30, 2000, the Company agreed to sell its remaining 49% interest in the LLC and certain other assets to DMI management for an additional note of $1.0 million. The Company also committed to complete the development of a computer system for the LLC. As a result of this sale agreement, the Company has written down its investment in the assets of DMI by $20.0 million. This amount is included in gains, losses and nonrecurring items. The sale is a divestiture for legal and tax purposes, but not for accounting purposes under applicable accounting rules because the collection of the sales price is primarily dependent on the buyer's ability to repay the note through operations of the business. Accordingly, any losses of the LLC will continue to be included in the Company's financial statements until such time as a sufficient portion of the note balance has been collected, at which time the Company will account for the transaction as a sale. The note receivable is included in other assets.

     Effective April 25, 2000, the Company sold a portion of its DataQuick business group, which is based in San Diego, California, to MacDonald Dettwiler & Associates, Ltd., a publicly-traded Canadian information products company, for $55.5 million. The Company retained the real property data sourcing and compiling portion of DataQuick. Of the total sale price, $30.0 million was received in cash as of the effective date and the remainder is payable on October 25, 2000. The gain on sale of these assets, which is included in gains, losses and nonrecurring items, was $39.7 million. The receivable for the remaining $25.5 million is included in other current assets.

     Effective April 10, 2000, the Company sold its investment in Ceres, Inc. to NCR Corporation. The Company received cash, a note, and NCR stock totaling $14.8 million, and recorded investment income of $6.2 million on the disposal, which is included in other income.

     Effective April 1, 2000, the Company sold its CIMS business unit for preferred stock and options in Sedona Corp., a publicly-traded company. The preferred stock and options received had an aggregate fair value of $3.1 million. The Company recorded a loss on the disposal of $3.2 million, which is included in gains, losses and nonrecurring items.

     In addition to the DataQuick gain, DMI write-down and CIMS loss noted above, gains, losses and nonrecurring items also includes the write-off of $7.2 million of certain campaign management software which management decided to discontinue support of during the quarter as a result of the Company's strategy to utilize external application software tools rather than building such tools internally. The Company performed an analysis to determine whether and to what extent these assets had been impaired. These assets were completely written off as their fair value was estimated to be zero.

     During the quarter ended June 30, 2000, the compensation committee of the Company committed to pay in cash $6.3 million of "over-attainment" incentive which was related to results of operations in prior years. Under the normal policy of the Company's compensation plan, such over-attainment would have been distributed in the form of stock options with an exercise price equal to the market price at date of grant. Therefore, under applicable accounting rules, there would have been no compensation expense. The one-time decision to pay this amount in cash is an accruable event, and resulted in a charge that has been recorded in gains, losses and nonrecurring items. In accordance with the Company's existing over-attainment plan, the amount accrued will be paid over the next three fiscal years beginning in May 2001, assuming continued performance.

2. Other assets consist of the following (dollars in thousands):

                                                         June 30,      March 31,
                                                           2000          2000

    Purchased software licenses                          $120,724       123,846
    Deferred contract costs                                69,977        63,173
    Notes receivable from software and data licenses
      and sales of equipment, net of current portion       65,742        55,804
    Assets transferred under contractual arrangement       23,575        34,291
    Investments in joint ventures and other companies      35,773        22,890
    Other                                                   9,829        11,524
                                                          -------       -------
                                                         $325,620       311,528
                                                          =======       =======

     The decrease in assets transferred under contractual arrangement is due to the DMI write-down noted above. The increase in joint ventures and other companies includes an additional $4.0 million investment in an Australian joint venture, as well as the NCR and Sedona stock noted above.

     Other current assets includes the current portion of the notes receivable from software and data licenses and equipment sales of $40.1 million and $42.4 million as of June 30, 2000 and March 31, 2000, respectively. Other current assets also includes prepaid expenses, nontrade receivables and other miscellaneous assets of $83.3 million and $56.5 million as of June 30, 2000 and March 31, 2000, respectively. The June 30, 2000 balance includes the remaining receivable from MacDonald Dettwiler of $25.5 million.

3. Long-term debt consists of the following
   (dollars in thousands):

                                                          June 30,   March 31,
                                                            2000       2000

     5.25% Convertible subordinated notes due             $115,000    115,000
     2003; convertible at the option of the holder into shares of common stock at a conversion price of $19.89 per share; redeemable at the option of the Company at any time on or after April 3, 2001

     Software license liabilities payable over terms        67,054     67,545
     of from five to seven years; effective interest rates at approximately 6%

     Unsecured revolving credit agreement                   95,197     61,500

     6.92% Senior notes due March 30, 2007, payable         30,000     30,000
     in annual installments of $4,286 commencing
     March 30, 2001; interest is payable semiannually

     Capital leases on land, buildings and equipment        17,864     18,051
     payable in monthly payments of $357 of principal and interest; remaining terms of from five to twenty years; interest rates at approximately 8%

     8.5% Unsecured term loan; quarterly principal           8,000      8,200
     payments of $200 plus interest with the balance due in 2003

     Other capital leases, debt and long-term liabilities   12,774     12,094
                                                           -------    -------

             Total long-term debt                          345,889    312,390



         Less current installments                          23,122     23,156
                                                           -------    -------

         Long-term debt, excluding current installments   $322,767    289,234
                                                           =======    =======


     In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. The aggregate amount of the guarantees at June 30, 2000 was approximately $4.5 million.

4.   Below  is  the  calculation  and   reconciliation   of  the  numerator  and
     denominator of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                        For the Quarter Ended

                                                               June 30,
                                                               --------
                                                          2000          1999
                                                         ------        ------
      Basic earnings per share:
          Numerator - net earnings                     $ 24,423        15,749
                                                         ======        ======
          Denominator:
              Weighted-average shares
                  outstanding                            87,968        82,787
                                                         ======        ======

          Earnings per share                           $    .28           .19
                                                         ======        ======

     Diluted earnings per share:
         Numerator:
              Net earnings                             $ 24,423        15,749
               Interest expense on
                 convertible debt
                 (net of tax effect)                        928           943
                                                         ------        ------
                                                       $ 25,351        16,692
                                                         ======        ======
          Denominator:
               Weighted-average shares
                  outstanding                            87,968        82,787
               Effect of common stock
                  options and warrants                    3,737         4,129
               Convertible debt                           5,783         5,783
                                                         ------        ------
                                                         97,488        92,699
                                                         ======        ======

          Earnings per share                           $    .26           .18
                                                         ======        ======

     Options to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, are shown below:

                                                  For the Quarter Ended

                                                         June 30
                                                         -------
                                               2000                   1999
                                               ----                   ----
       Number of shares under
       option (in thousands)                   1,273                  1,366

       Range of exercise prices           $26.08 - 54.00         $26.08 - 52.05
                                           =============          =============

     As of June 30, 2000 the Company has entered into two equity forward purchase agreements to purchase 3.3 million shares of stock. The effects of settling these equity forward contracts are not reflected in the computation of diluted earnings per share, because the effect is anti-dilutive since the market price of the Company's common stock is greater than the prices under the equity forward agreements.

5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $5.4 million at both June 30, 2000 and March 31, 2000.

6. The following tables present information by business segment (dollars in thousands):

                                            For the Quarter Ended
                                                   June 30
                                                   -------
                                       2000                        1999
                                      -------                     -------

Services                            $ 176,394                     146,161
Data Products                          25,582                      32,056
Information Technology
         (I. T.) Management            57,469                      45,338
Intercompany eliminations             (13,888)                    (12,049)
                                      -------                    --------

       Total revenue                $ 245,557                     211,506
                                      =======                     =======

Services                               35,367                      23,546
Data Products                          (6,103)                      2,642
Information Technology
         (I. T.) Management            10,969                       9,961
Intercompany eliminations              (8,414)                     (5,936)
Corporate and other                     4,467                          33
                                      -------                     -------

      Income from operations        $  36,286                      30,246
                                      =======                     =======

     The Company has reorganized its segments for the current year. The primary change was to reclassify the business units associated with Direct Media from the Data Products segment to the Services Segment. Also, the International Division, which was exclusively in the Services segment, has been reorganized with the appropriate revenues and expenses being allocated to Services, Data Products and Information Technology Management. The prior year segment information has been restated to conform to the current year presentation.

7. The accumulated balance of other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation on marketable securities, was $2.4 million and $1.4 million as of June 30, 2000 and March 31, 2000, respectively. Comprehensive income was $23.4 million and $25.8 million for the quarter ended June 30, 2000 and 1999, respectively.

Form 10-Q

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

For the quarter ended June 30, 2000, consolidated revenue was $245.6 million, up 16% from the same quarter a year ago. Excluding the impact of the dispositions of DMI and DataQuick, revenue increased 26% compared to the prior year's first quarter. Further adjusting for the impact of the Waste Management outsourcing contract terminated in July of the prior year, revenue grew 31%.

The following table shows the Company's revenue by business segment for the quarters ended June 30, 2000 and 1999 (dollars in millions):


                                            June 30,      June 30,     % Change
                                              2000          1999

      Services                               $176.4        $146.2         +21%
      Data Products                            25.6          32.1         -20
      I. T. Management                         57.5          45.3         +27
      Intercompany eliminations               (13.9)        (12.1)        +15
                                              -----         -----          --

                                             $245.6        $211.5         +16%
                                              =====         =====          ==

Services segment revenue of $176.4 million grew 21% over the prior year. Despite Allstate revenue declining 8%, the financial services division grew 40%.
Allstate revenue continues to be impacted by lower volume of underwriting by Allstate compared to the prior year. Excluding the impact of Allstate, the Services segment would have grown 25% over the first quarter in the prior year. The Services segment has been further impacted by the DMI disposition. DMI had previously been recorded in the Data Products segment, but since the Company has retained the data processing (services) for the DMI business, these results have been reclassified to the Services segment. If the combined impact of Allstate and DMI were removed, the Services segment would have increased 36% compared to the prior year. Aside from the strong increase in financial services, the retail group also contributed to the increase in year-over-year performance of the Services segment.

Data Products segment revenue of $25.6 million decreased 20% from the prior year. Excluding DataQuick, which was disposed of during the quarter, the segment revenue would have been 1% higher than the revenue for the previous year. The major factor contributing to the lack of growth in Data Products was the lack of large InfoBase data licenses in the current year's first quarter. Revenue in the second quarter is expected to return to a more normal growth rate due to the sale of data licenses in addition to expected AbiliTec revenue.

Information Technology ("I. T.") Management segment revenue of $57.5 million reflects a 27% increase over the prior year. Excluding the impact of the Waste Management contract, which terminated last year, I. T. Management revenue increased 54% over the year-earlier period. This strong increase reflects new outsourcing contracts with Deluxe, AGL Resources, and the City of Chicago coupled with the impact from customers of the LES acquisition in December 1999 including Borden's, Hilton Hotels, and Brooks Brothers.

The following table presents operating expenses for the quarters ended June 30, 2000 and 1999 2000 (dollars in millions):


                                           June 30,     June 30,      % Change
                                             2000         1999

Salaries and benefits                      $ 91.3       $ 83.7          +  9%
Computer, communications and
     other equipment                         42.1         34.2          + 23
Data costs                                   25.7         25.1          +  2
Other operating costs and
    expenses                                 53.3         38.3          + 39
Gains, losses and nonrecurring
    items                                    (3.1)           -            NA
                                            -----        -----            --

                                          $ 209.3       $181.3          + 15%
                                            =====        =====            ==



Salaries and benefits for the quarter increased 9% from the prior year's first quarter. The increase reflects headcount and average salary growth, offset by reductions in units which were disposed of, as noted above. Excluding the impact of the dispositions would have resulted in salaries and benefits growing 25% compared to a year ago, which is roughly in line with the 26% increase in revenue on the same basis.

Computer, communications and other equipment costs increased 23% over the prior year. Adjusting for the impact of the dispositions noted earlier would result in computer, communications and other equipment costs increasing 28% over the prior year. This growth is principally due to the increased level of hardware and software expenditures made over the last year to support the growth of the business, particularly in the I. T. Management segment.

Data costs grew 2% over the prior year. Increases in data costs have been substantially mitigated by a reduction in the cost of data associated with lower revenue under the Allstate data management contract. As noted above, Allstate revenue decreased 8% from the same quarter a year ago.

Other operating costs and expenses increased by 39% compared to a year ago. Adjusting for the impact of the dispositions, other operating costs and expenses grew 51%. This increase reflects the impact from growth in the business on office and operating expenses, supplies, travel, temporary staffing, and administrative costs. In addition, increases in advertising and marketing costs of $3.0 million to support the roll-out of AbiliTec and higher cost of sales of $8.4 million for server equipment sold in data warehousing solutions contributed to the increase.

Gains, losses and nonrecurring items of $3.1 million for the current quarter reflect the $39.7 million gain on the sale of the DataQuick operation in April, the $3.2 million loss on the sale of the CIMS business unit, a $20.0 million write-down of the remaining 49% interest in the DMI operation, a $7.2 million write-down of campaign management software, and a $6.3 million accrual established to fund over-attainment incentives.

The Company's operations for the quarter ended June 30, 2000 were heavily impacted by investment in the new AbiliTec product. This investment of $18.6 million included capitalized software development of $7.5 million along with marketing, education, and other non capitalizable expenses of $11.1 million.

Income from operations for the quarter of $36.3 million represents an increase of 20% over the prior year. Excluding the net gain noted above, operating income of $33.2 million increased 10% compared to a year ago. Operating margins on this basis decreased from 14.3% for the prior year's first quarter to 13.5% this year.

Interest expense for the quarter of $5.5 million decreased from $5.8 million last year reflecting slightly lower average debt levels this year. Other, net increased from $0.8 million in last year's first quarter to $8.9 million income this year largely due to a $6.2 million gain on the sale of the Company's investment in Ceres. Other, net also includes investment income, principally on the exchange of the Company's investment in Customer Analytics for stock in Exchange Applications, Inc., a publicly-traded company, and interest income from notes receivable.

Earnings before income taxes of $39.7 million for the quarter increased 58% over the same quarter a year ago. Excluding the $3.1 million included in gains, losses and nonrecurring items and the Ceres gain included in other, net, adjusted pretax income of $30.4 million reflects a 21% increase compared to a year ago.

The Company's effective tax rate was 38.5% in the current quarter compared to 37.5% in the prior year. The Company currently expects its effective tax rate to remain in the 38-39% range for fiscal 2001. This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Basic earnings per share were $0.28 compared to $0.19 a year ago. Diluted earnings per share were $0.26 compared to $0.18 a year ago. Excluding the gains, losses and nonrecurring items of $3.1 million noted above, as well as the Ceres gain of $6.2 million, diluted earnings per share would have been $0.20 for the quarter.


Capital Resources and Liquidity

Working capital at June 30, 2000 totaled $199.5 million compared to $160.0 million at March 31, 2000. At June 30, 2000, the Company had available credit lines of $296.5 million of which $96.7 million was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 35% at June 30, 2000 compared to 33% at March 31, 2000. Included in long-term debt at both June 30, 2000 and March 31, 2000 is a convertible note in the amount of $115.0 million. The conversion price for the convertible debt is $19.89 per share. If the price of the Company's common stock stays above the conversion price, management expects this debt to be converted to equity. Assuming the convertible debt had converted to equity, the Company's debt-to-capital ratio would have been reduced to 22% at June 30, 2000. Total stockholders' equity increased 4% to $609.4 million at June 30, 2000.

Cash used by operating activities was $39.9 million for the quarter ended June 30, 2000 compared to $25.1 million for the same quarter in the prior year. Earnings before interest expense, taxes, depreciation, and amortization ("EBITDA"), increased 50%. EBITDA excluding the gains on disposal of assets increased by 31% compared to the previous year. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities. Operating cash flow was reduced by $76.6 million in the current quarter, and $59.4 million in the prior year due to the net change in operating assets and liabilities.

The increase in other assets of $26.6 million in the current quarter is primarily due to increases in notes receivable, prepaid expenses, and deferred costs. The decrease in accounts payable and other liabilities of $35.9 million in the current quarter is largely due to the timing of payments of accounts payable and accrued expenses. The change in operating assets and liabilities also includes payment of $14.0 million in merger and integration costs related to the Company's merger with May & Speh. The bulk of these costs have now been paid, with only $1.1 million still remaining to be paid out. Accounts receivable days sales outstanding ("DSO") has improved from 67 days at March 31, 2000 to 66 days at June 30, 2000. Excluding receivables from DataQuick, which was sold in April, DSO at March 31 would have been 71 days, resulting in a five day improvement on a comparable basis.

Investing activities used $10.5 million for the quarter ended June 30, 2000, compared to $64.1 million a year previously. Investing activities in the current year included $34.1 million in cash proceeds from the disposition of assets, primarily the $30.0 million from the sale of the DataQuick operation to MacDonald Dettwiler & Associates, Ltd., a Canadian public company. The remaining $25.5 million receivable from this sale is scheduled to be collected in October, 2000. The remainder of the proceeds from the disposition of assets relates to cash received from the disposal of the Ceres investment. Investing activities in the current year also include capitalized software development costs of $10.2 million and capital expenditures of $15.9 million. Capital expenditures are down compared to the previous year, due to much of the Company's hardware needs being funded through a synthetic lease which was entered into in the prior year. The Company leases these assets rather than purchasing them. The Company funded $10.2 million in equipment under the synthetic lease facility during the quarter and has $24.3 million remaining under the original $100 million commitment. The effect of the synthetic lease is to reduce operating cash flow, since payments under the lease are a cash expense, while depreciation is not.

Investing activities during the current year also include investments in joint ventures of $4.3 million, which is principally due to an additional advance of $4.0 million to the Company's joint venture in Australia to fund an acquisition. Net cash paid in acquisitions in the current year of $14.1 million includes the acquisition of MCRB, Inc. in April for $5.8 million. The remainder of the cash paid in acquisitions relates to earn-out payments made during the current year for acquisitions initially recorded in prior years. Note 1 to the consolidated financial statements discusses the acquisitions and dispositions in more detail.

Financing activities in the current year provided $31.5 million, most of which relates to debt proceeds from the Company's revolving credit arrangement. The Company also has purchased $6.1 million of common stock in the open market and may continue to purchase stock in the open market from time to time.

During the quarter ended June 30, 2000, the Company occupied a new customer service facility in Conway, Arkansas, and anticipates beginning construction in fiscal 2001 on another customer service facility in Little Rock, as well as a new customer service and data center facility in Phoenix. The Little Rock building is expected to cost approximately $30.0 to $35.0 million and construction is expected to last from approximately September 2000 to June 2002. The Phoenix project is expected to cost approximately $25.0 million, including land, and construction is expected to last from approximately September 2000 to August 2001. The City of Little Rock has committed to issue revenue bonds for the Little Rock project. The Company is working to finalize off balance sheet financing which will cover both the Little Rock and Phoenix projects.

While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells software and hardware to customers under extended payment terms or notes receivable collectible generally over three years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. The Company also evaluates acquisitions from time to time which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of other debt or equity securities.

In fiscal 2000, the Company entered into two equity forward purchase agreements with a commercial bank under which the Company will purchase 3.1 million and 0.2 million shares of its common stock at an average total cost of $20.81 and $26.51 per share, respectively, for a total notional amount of $69.4 million. In accordance with the terms of the forward contracts, the shares remain issued and outstanding until the forward purchase contracts are settled. The agreements may be settled in cash, shares of common stock, or in net shares of common stock. The Company has the option to settle the contracts at any time prior to March 31, 2002,and has accounted for these forward contracts as permanent equity. The fair value of the equity forward contracts as of June 30, 2000 was $18.8 million, based on a stock price of $27.25. An increase or decrease in the stock price of $1.00 per share increases or decreases the market value by approximately $3.3 million. The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has recently reached a consensus in EITF 00-7 that requires such contracts entered into after March 15, 2000 to be recorded as assets and liabilities, with adjustments to the market value of the common stock to be recorded on the income statement, in situations in which the counterparty can force the contracts to be settled in cash. The effective date of the new consensus was delayed until December 31, 2000 to allow such contracts to be amended. The EITF has subsequently reached tentative conclusions in EITF 00-19 that also require asset and liability treatment in certain circumstances, including when an agency agreement is in place. This tentative conclusion, which is expected to be finalized in September 2000, is expected to extend the effective date until June 30, 2001 to bring existing contracts into compliance with the consensus. The Company is working with the financial institution to amend the forward agreements to remove those provisions, prior to the effective date of the new consensus. Alternatively, the Company could settle the agreements prior to the effective date. If the Company does not settle the agreements or amend the contracts in compliance with these EITF conclusions, the Company would be required to record the current market value of the shares purchased as an asset and record the notional amount as a liability, and the difference would be recorded through the income statement.


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

From 1996 through 1999, the Company was engaged in an enterprise-wide effort ("the Project") to address the risks associated with the Year 2000 problem, both internal and external. While the core Project substantially ended on March 31, 1999, a transition strategy was implemented moving the Company from a project mode to a standards-based maintenance mode. The Company also monitored Year 2000 issues during the Year 2000 rollover event, from midnight December 30, 1999, through midnight January 2, 2000, and exercised critical production systems and equipment on Saturday January 1, 2000 to identify if they were operating correctly. Like most well prepared companies, the Company did not experience any significant Year 2000 related issues during the rollover period or thereafter.

The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 issues have been mitigated. But a vendor or customer may have failed to convert its software or may have implemented a conversion that is incompatible with the Company's systems, which could have a material adverse impact on the Company.

In an effort to mitigate any remaining risks associated with the Year 2000 problem, efforts to maintain and enhance our state of readiness will continue throughout the year 2000. Some of the follow-on activities include ensuring that existing operations remain Year 2000 ready, continuing vendor product analysis and evaluation, establishing the Year 2000 readiness of acquisitions, and reviewing or enhancing contingency plans. The Company will continue to maintain awareness and address the Year 2000 problem from both a leadership and operational perspective throughout this year.

Despite the best efforts of the Company, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Any failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. While there remains some general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party vendors and customers, the Company does not believe at this time that the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


New Accounting Pronouncement

On December 3, 1999 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and affects a broad range of industries. Subsequently, the SEC has issued Staff Accounting Bulletins No. 101A and 101B which defer the effective date of SAB
101. The accounting and disclosure requirements of SAB 101 will now be effective for Acxiom in the last quarter of fiscal 2001. The Company is currently evaluating the effects of SAB 101 on its methods of recognizing revenue and has not yet quantified the impact, if any, the application of SAB 101 will have on the Company's results of operations or financial position.


Outlook

The overall worldwide Customer Relationship Management (CRM) market, according to industry consultant IDC, is expected to grow from $57 billion in 2000 to $127 billion by 2004. Effective CRM efforts are putting new focus on the need to aggregate customer information across the enterprise at real-time speed. Acxiom's AbiliTec technology provides the customer data integration that can accurately and quickly aggregate all records about an individual. Customer data integration (or CDI) is the foundational data management process for every use of customer information. Without a reliable, up-to-the-second view of the customer's total relationship with the enterprise, even the best crafted customer-centric strategy can fail.

The recently introduced AbiliTec technology is being well received in the marketplace as major companies are including AbiliTec in their strategic initiatives for enterprise-wide CRM solutions. In addition to AbiliTec licenses, we expect this to result in significant demand for a broad array of our products and services.

Acxiom's core strategy is to:
o    Dominate the customer data integration space with AbiliTec
o Create additional value through database services, content and outsourcing services
o Partner with software providers, consultants, system integrators and others that can complete a company's CRM solution

Early signs of the successful introduction of the AbiliTec technology include the recent licensing by Lands' End, Conseco and Fortune 25 customer, Sears. Acxiom is also deploying the technology in much of the Company's internal data processing which is yielding significant savings in people and computer resources. Also, Acxiom has created multiple alliances to facilitate the adoption of AbiliTec technology in the United States and many other significant markets. The alliances are with numerous companies including Oracle, AZ Bertelsmann, Abacus, Dun and Bradstreet, E.piphany, Ogilvy One, Siebel, Hewlett Packard, Lockheed Martin, and USADATA.com.

As a result of the events outlined above, we will significantly increase our investment in the technology in order to maximize this opportunity. As we go forward with this investment, earnings per share growth for the next 15 to 21 months may be impacted and could be in the 15 - 20% range as a result of these investments which include incremental spending in marketing and branding, global development, education, training and implementation. We expect the investment period to be approximately 2 to 2 1/2 years. As the more efficient AbiliTec delivered products become a predominant part of our total revenue, we anticipate the results of our investment will produce margins well above current levels. Further, we also currently expect annual revenues to grow in excess of 25% during the investment period.

Certain statements in this quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements include: statements concerning the Company's need for additional capital and the ability to raise additional capital; statements concerning the Company's ability to remediate date sensitive IT-systems and non-IT systems in conjunction with the arrival of the year 2000 and the impact of those efforts, and their success or failure, on the Company's future results of operations; statements concerning future earnings per share growth; statements concerning the length and future impact of the Company's investment in Acxiom Data Network and AbiliTec products on the Company's future revenue and margins; statements concerning the benefits of AbiliTec for our customers; statements concerning any competitive lead; statements concerning the impact of implementation of Acxiom Data Network and AbiliTec technology in CRM applications; statements concerning the momentum of CRM application and e-commerce initiatives; statements concerning the future growth and size of the CRM market; statements concerning AbiliTec becoming an industry standard;
statements concerning efficiency gains related to the implementation of AbiliTec; and statements concerning potential growth of international markets. The following factors may cause actual results to differ materially from those in the forward-looking statements. With regard to all statements concerning
AbiliTec: the complexity and uncertainty regarding the development of new high technologies; the loss of market share through competition or the acceptance of these or other Company offerings on a less rapid basis than expected; changes in the length of sales cycles due to the nature of AbiliTec being an enterprise-wide solution; the introduction of competent, competitive products or technologies by other companies; changes in the consumer and/or business information industries and markets; the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the impact of changing legislative, regulatory and consumer environments in the geography that AbiliTec will be deployed. With regard to the statements that generally relate to the business of the Company: all of the above factors; the possibility that economic or other conditions might lead to a reduction in demand for the Company's products and services; the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations; the ability to properly motivate the sales force and other associates of the Company; the ability to achieve cost reductions; changes in the legislative, regulatory and consumer environments affecting the Company's business including but not limited to legislation, regulations and customs relating to the Company's ability to collect, manage, aggregate and use data; data suppliers might withdraw data from the Company, leading to the Company's inability to provide certain products and services; short-term contracts affect the predictability of the Company's revenues; the potential loss of data center capacity or interruption of telecommunication links; postal rate increases that could lead to reduced volumes of business; customers that may cancel or modify their agreements with the Company. With specific reference to all statements that relate to the providing of products or services outside the Company's primary base of operations in the United States: all of the above factors and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. Other factors are detailed from time to time in the Company's periodic reports and registration statements. Acxiom believes that it has the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. The Company undertakes no obligation to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

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

         There are various other litigation matters that arise in the normal course of the business of the Company. None of these, however, are believed to be material in their nature or scope.


Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               27   Financial Data Schedule

         (b)   Reports on Forms 8-K.

               None.

Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Acxiom Corporation




Dated:  August 11, 2000
                                               By:  /s/ Caroline Rook
                                                  ------------------------------
                                                    (Signature)
                                                    Caroline Rook
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)