Form 10-Q
period 2000-09-30
ACXIOM CORP
filed 2000-11-14
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                                 Yes X         No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 7, 2000 was 88,993,102.

Form 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Company for which report is filed:

ACXIOM CORPORATION

The interim condensed consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant's management, however, all adjustments necessary for a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                              September 30,         March 31,
                                                  2000                2000
                                              ------------        ------------
            Assets
Current assets:
  Cash and cash equivalents                  $    9,271              23,924
  Trade accounts receivable, net                216,213             198,818
  Deferred income taxes                          18,432              18,432
  Other current assets                          141,263              98,872
                                              ---------           ---------
     Total current assets                       385,179             340,046
                                              ---------           ---------
Property and equipment                          411,335             381,942
  Less - Accumulated depreciation
    and amortization                            162,131             132,266
                                              ---------           ---------
Property and equipment, net                     249,204             249,676
                                              ---------           ---------
Software, net of accumulated amortization        60,351              58,964
Excess of cost over fair value of net
  assets acquired, net                          158,541             145,082
Other assets                                    368,945             311,528
                                              ---------           ---------
                                            $ 1,222,220           1,105,296
                                              ---------           ---------
     Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt         24,968              23,156
  Trade accounts payable                         55,227              54,016
  Accrued merger and integration costs              740              15,106
  Accrued payroll and related expenses           22,673              26,483
  Other accrued expenses                         35,042              31,779
  Deferred revenue                                4,229              19,995
  Income taxes                                   22,332               9,473
                                              ---------           ---------
    Total current liabilities                   165,211             180,008
                                              ---------           ---------
Long-term debt, excluding current
  installments                                  359,243             289,234
Deferred income taxes                            61,486              48,324
Stockholders' equity:
  Common stock                                    8,859               8,831
  Additional paid-in capital                    325,185             325,729
  Retained earnings                             310,052             257,376
  Accumulated other comprehensive loss           (5,204)             (1,448)
  Treasury stock, at cost                        (2,612)             (2,758)
                                              ---------           ---------
  Total stockholders' equity                    636,280             587,730
                                              ---------           ---------
Commitments and contingencies               $ 1,222,220           1,105,296
                                              ---------           ---------

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                For the Three Months Ended
                                                       September 30
                                                  2000               1999
                                                 -------            -------

Revenue                                        $ 276,061            246,840
Operating costs and expenses:
  Salaries and benefits                           94,922             91,840
  Computer, communications and other equipment    49,805             38,570
  Data costs                                      28,418             29,532
  Other operating costs and expenses              50,680             47,015
                                                 -------            -------
    Total operating costs and expenses           223,825            206,957
                                                 -------            -------
Income from operations                            52,236             39,883
                                                 -------            -------
Other income (expense):
  Interest expense                                (6,040)            (6,534)

  Other, net                                        (256)               731
                                                 -------            -------
                                                  (6,296)            (5,803)
                                                 -------            -------

Earnings before income taxes                      45,940             34,080
Income taxes                                      17,687             12,780
                                                 -------            -------
Net earnings                                   $  28,253             21,300
                                                 =======            =======
Earnings per share:

     Basic                                     $     .32                .25
                                                 =======            =======
     Diluted                                   $     .30                .24
                                                 =======            =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                 For the Six Months Ended
                                                       September 30

                                                  2000              1999
                                                 -------           -------

Revenue                                        $ 521,618           458,346
Operating costs and expenses:
  Salaries and benefits                          186,170           175,549
  Computer, communications and other equipment    91,879            72,744
  Data costs                                      54,093            54,648
  Other operating costs and expenses             104,018            85,276
  Gains, losses and nonrecurring items            (3,064)                -
                                                 -------           -------
    Total operating costs and expenses           433,096           388,217
                                                 -------           -------
Income from operations                            88,522            70,129
                                                 -------           -------
Other income (expense):

  Interest expense                               (11,509)          (12,353)
  Other, net                                       8,639             1,500
                                                 -------           -------
                                                  (2,870)          (10,853)
                                                 -------           -------

Earnings before income taxes                      85,652            59,276
Income taxes                                      32,976            22,227
                                                 -------           -------

Net earnings                                   $  52,676            37,049
                                                 =======           =======

Earnings per share:

     Basic                                     $     .60               .44
                                                 =======           =======
     Diluted                                   $     .56               .42
                                                 =======           =======


See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                       ACXIOM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                  For the Six Months Ended
                                                        September 30

                                                   2000               1999
                                                  ------             ------
Cash flows from operating activities:

  Net earnings                                 $  52,676             37,049
  Non-cash operating activities:
    Depreciation and amortization                 54,712             40,849
    Loss (gain) on disposal or impairment
      of assets                                  (16,812)               265
    Provision for returns and doubtful accounts    1,499                528
    Changes in operating assets and liabilities:
      Accounts receivable                        (22,073)           (23,188)
      Other assets                               (74,082)           (18,100)
      Accounts payable and other liabilities      (1,701)           (13,332)
      Merger and integration costs               (14,366)           (15,422)
                                                  ------             ------
      Net cash provided (used) by operating
        activities                               (20,147)             8,649
                                                  ------             ------
   Cash flows from investing activities:
    Disposition of assets                         34,485              1,211
    Development of software                      (18,738)           (20,736)
    Capital expenditures                         (44,007)           (64,701)
    Proceeds from sale and leaseback transaction       -             32,513
    Investments in joint ventures                (18,707)            (1,401)
    Net cash paid in acquisitions                (14,133)           (15,581)
                                                  ------             ------
      Net cash used by investing activities      (61,100)           (68,695)
                                                  ------             ------
   Cash flows from financing activities:
    Proceeds from debt                            78,958             76,076
    Payments of debt                             (11,840)           (77,939)
    Sale of common stock                           9,975             62,636
    Acquisition of treasury stock                (10,345)                 -
                                                  ------             ------
      Net cash provided by financing activities   66,748             60,773
                                                  ------             ------
      Effect of exchange rate changes on cash       (154)               (16)
                                                  ------             ------

      Net decrease in cash and cash equivalents  (14,653)               711
  Cash and cash equivalents at beginning of
    period                                        23,924             12,604
                                                  ------             ------
  Cash and cash equivalents at end of period    $  9,271             13,315
                                                  ======             ======

  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                  $ 14,634             16,454
      Income taxes                                 7,034                717
                                                  ======             ======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 26, 2000.

                       ACXIOM CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. During the year ended March 31, 1999, the Company recorded special charges totaling $118.7 million related to merger and integration charges associated with the May & Speh merger and the write down of other impaired assets.

     The following table shows the remaining balances which were accrued as of March 31, 2000 and the changes in those balances during the six months ended September 30, 2000 (dollars in thousands):

                                      March 31,       Less       September 30,
                                        2000        Payments         2000
                                       ------        ------          ----

     Associate-related reserves       $ 1,052           575           477
     Contract termination costs        13,500        13,500             -
     Other accruals                       554           291           263
                                       ------        ------           ---
                                      $15,106        14,366           740
                                       ======        ======           ===


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

     Effective April 25, 2000, the Company sold a portion of its DataQuick business group, which is based in San Diego, California, to MacDonald Dettwiler & Associates, Ltd., a publicly-traded Canadian information products company, for $55.5 million. The Company retained the real property data sourcing and compiling portion of DataQuick. Of the total sale price, $30.0 million was received in cash as of the effective date. The gain on sale of these assets, which is included in gains, losses and nonrecurring items, was $39.7 million. The receivable for the remaining $25.5 million is included in other current assets, and was collected subsequent to September 30, 2000.

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

     In addition to the DataQuick gain, DMI write-down and CIMS loss noted above, gains, losses and nonrecurring items also includes the write-off during the quarter ended June 30, 2000 of $7.2 million of certain campaign management software which management decided to discontinue support of during the quarter as a result of the Company's strategy to utilize external application software tools rather than building such tools internally. The Company performed an analysis to determine whether and to what extent these assets had been impaired. These assets were completely written off as their fair value was estimated to be zero.

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

2.   Other assets consist of the following (dollars in thousands):

                                               September 30,     March 31,
                                                   2000            2000
                                                 -------          -------

     Purchased software licenses                $125,171          123,846
     Deferred contract costs                      70,314           63,173
     Notes receivable from software
       and data licenses and sales of
       equipment, net of current portion          91,345           55,804
     Assets transferred under contractual
       arrangement                                23,575           34,291
     Investments in joint ventures and
       other companies                            47,642           22,890
     Other                                        10,898           11,524
                                                 -------          -------
                                                $368,945          311,528
                                                 =======          =======

     The increase in notes receivable is primarily due to sales of AbiliTec software. AbiliTec software is sold under licenses which generally have terms of from one to three years. The Company records the license revenue as a note receivable, which is collected over the license term. Revenue for maintenance and service transactions is recognized as it is earned and billed over the license term. The current portion of such notes are included in other current assets. The decrease in assets transferred under contractual arrangement is due to the DMI write-down noted above. The increase in joint ventures and other companies includes an additional $5.4 million investment in an Australian joint venture, $6.0 million invested in USADATA.com, Inc., and $5.0 million invested in HealthCarePro Connect, LLC, a joint venture with the American Medical Association, as well as the consideration received in NCR and Sedona stock noted above.

     Other current assets includes the current portion of the notes receivable from software and data licenses and equipment sales of $60.3 million and $42.4 million as of September 30, 2000 and March 31, 2000, respectively. Other current assets also includes prepaid expenses, nontrade receivables and other miscellaneous assets of $81.0 million and $56.5 million as of September 30, 2000 and March 31, 2000, respectively. The September 30, 2000 balance includes the remaining receivable from MacDonald Dettwiler of $25.5 million, which was collected in October, 2000.

3.   Long-term debt consists of the following (dollars in thousands):

                                                   September 30,     March 31,
                                                       2000            2000
                                                      -------         -------

     5.25% Convertible subordinated notes due        $115,000         115,000
     2003; convertible at the option of the
     holder into shares of common stock at a
     conversion price of $19.89 per share;
     redeemable at the option of the Company
     at any time on or after April 3, 2001

     Software license liabilities payable over         63,377          67,545
     terms of from five to seven years; effective interest rates at approximately 6%

     Unsecured revolving credit agreement             136,974          61,500

     6.92% Senior notes due March 30, 2007,            30,000          30,000
     payable in annual installments of $4,286 commencing March 30, 2001; interest is payable semiannually

     Capital leases on land, buildings and             17,798          18,051
     equipment payable in monthly payments of $357 of principal and interest; remaining terms of from five to twenty years;
     interest rates at approximately 8%

     8.5% Unsecured term loan; quarterly                7,800           8,200
     principal payments of $200 plus interest with the balance due in 2003

     Other capital leases, debt and long-term          13,262          12,094
     liabilities                                      -------         -------

             Total long-term debt                     384,211         312,390



         Less current installments                     24,968          23,156
                                                      -------         -------

         Long-term debt, excluding current           $359,243         289,234
         installments                                 =======         =======


     In connection with the construction of the Company's new headquarters building and a new customer service facility in Little Rock, Arkansas, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. The aggregate amount of the guarantees at September 30, 2000 was approximately $4.5 million.

4. Below is a calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                For the Quarter Ended   For the Six Months Ended
                                     September 30,            September 30,
                                   2000        1999        2000         1999
                                  ------      ------      ------       ------

Basic earnings per share:
  Numerator - net earnings      $ 28,253      21,300       52,676      37,049
                                  ======      ======       ======      ======

  Denominator:
    Weighted average shares
      outstanding                 88,221      84,741       88,095      83,764
                                  ======      ======       ======      ======

  Earnings per share            $    .32         .25          .60         .32
                                  ======      ======       ======      ======

Diluted earnings per share:
  Numerator:
    Net earnings                $ 28,253      21,300       52,676      37,049
    Interest expense on
      convertible debt
     (net of tax effect)             928         943        1,857       1,886
                                  ------      ------       ------      ------

                                $ 29,181      22,243       54,533      38,935
                                  ======      ======       ======      ======
  Denominator:
    Weighted average shares
      outstanding                 88,221      84,741       88,095      83,764

    Effect of common stock
      options and warrants         3,388       3,569        3,562       3,849


    Convertible debt               5,783       5,783        5,783       5,783
                                  ------      ------       ------      ------

                                  97,392      94,093       97,440      93,396
                                  ======      ======       ======      ======

    Earnings per share          $    .30         .24          .56         .42
                                  ======      ======       ======      ======

     Options to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, are shown below:

                      For the Quarter Ended         For the Six Months Ended
                          September 30,                   September 30,
                      2000            1999            2000            1999
                      ----            ----            ----            ----
     Number of
     shares under
     option (in
     thousands)       2,872           4,059           2,073           2,713

     Range of
     exercise
     prices      $17.93 - 54.00  $23.55 - 54.00  $17.93 - 54.00  $23.55 - 54.00
                  =============   =============   =============   =============

     As of September 30, 2000 the Company has entered into equity forward purchase agreements to purchase 3.7 million shares of stock. The effects of settling these equity forward contracts are not reflected in the computation of diluted earnings per share, because the effect is anti-dilutive since the market price of the Company's common stock is greater than the prices under the equity forward agreements.

5. Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.0 million at September 30, 2000 and $5.4 million at March 31, 2000.

6. The following tables present information by business segment (dollars in thousands):

                                For the Quarter Ended  For the Six Months Ended
                                     September 30,          September 30,
                                    2000       1999        2000        1999
                                    ----       ----        ----        ----

     Services                     $202,289    183,281     378,683     329,443
     Data Products                  76,607     39,736     102,189      71,792
     Information Technology
       (I. T.) Management           55,111     43,650     112,581      88,988
     Intercompany eliminations     (57,946)   (19,827)    (71,835)    (31,877)
                                   -------    -------     -------     -------
        Total revenue             $276,061    246,840     521,618     458,346
                                   =======    =======     =======     =======

     Services                       58,757     34,951      94,197      58,503
     Data Products                  36,910      2,853      30,808       5,495
     Information Technology
       (I. T.) Management            1,826     10,058      12,722      20,019
     Intercompany eliminations     (43,771)    (9,715)    (52,185)    (15,651)
     Corporate and other            (1,486)     1,736       2,980       1,763
                                   -------    -------     -------     -------
        Income from operations     $52,236     39,883      88,522      70,129
                                   =======    =======     =======     =======

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

7. The accumulated balance of other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation on marketable securities, was $5.2 million and $1.4 million as of September 30, 2000 and March 31, 2000, respectively. Comprehensive income was $25.5 million and $22.2 million for the quarters ended September 30, 2000 and 1999, respectively, and was $48.9 million and $37.8 million for the six months ended September 30, 2000 and 1999, respectively.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended September 30, 2000, consolidated revenue was $276.1 million, reflecting a 12% increase over the second quarter in the previous year. Excluding operations disposed of subsequent to the year-earlier quarter, including DMI and DataQuick, consolidated revenue increased 28%. Further adjusting each quarter's revenue for sales of server equipment, which decreased from $17.3 million to $14.0 million, revenue increased 32% compared to the prior year. The increase in revenue was fueled by sales of AbiliTec software, which contributed over $40.0 million in revenue for the quarter.

For the six months ended September 30, 2000, consolidated revenue was $521.6 million, up 14% from the same period a year ago. Excluding the impact of the dispositions referred to above, revenue increased 28% compared to the prior year.

The following table shows the Company's revenue by business segment for the quarters ended September 30, 2000 and 1999 (dollars in millions):


                                                September 30,              %
                                            2000            1999        Change
                                           -----           ----
     Services                             $202.3          $183.3          +10%
     Data Products                          76.6            39.7          +93
     I. T. Management                       55.1            43.6          +26
     Intercompany eliminations             (57.9)          (19.8)        +192
                                           -----           -----         ----

                                          $276.1          $246.8          +12%
                                           =====           =====         ====


Services segment revenue of $202.3 million grew 10% over the prior year. Excluding operations disposed of and the impact of server sales referred to above, the Services segment grew 32%. The growth in the Services segment reflects a strong contribution from AbiliTec revenue. For the six months ended September 30, 2000 the Services segment recorded revenue of $378.7 million, an increase of 15%. Again excluding dispositions since the prior year, the Services segment grew 28% over the prior year period.

Data Products segment revenue of $76.6 million almost doubled the revenue from the prior year, reflecting the significant impact from AbiliTec software sales. Excluding the impact from dispositions, the segment revenue would have increased 140% over the prior year. Data Products segment revenue before the impact of AbiliTec increased nearly 20% after allowing for dispositions. For the six month period, Data Products segment revenue grew 42% to $102.2 million.

Information Technology ("I. T.") Management segment revenue of $55.1 million reflects a 26% increase over the prior year. The I. T. Management segment closed six new or expanded mainframe and mid-range data center outsourcing and web hosting contracts during the quarter. For the six month period, I. T. Management revenue grew 27% to $112.6 million.

Certain revenues, including most AbiliTec software and data product revenue, are reported both as revenue in the segment which owns the customer relationship (generally the Services segment) as well as the Data Products segment which owns the product development, maintenance, sales support, etc. These duplicate revenues are eliminated in consolidation. The intercompany elimination increased 192% for the quarter, due to the impact of significant AbiliTec software revenue.

The following table presents operating expenses for the quarters ended September 30, 2000 and 1999 (dollars in millions):


                                      September 30,              %
                                  2000            1999        Change
                                  ----            ----
Salaries and benefits            $94.9           $91.9         + 3%
Computer, communications and
     other equipment              49.8            38.6         +29
Data costs                        28.4            29.5         - 4
Other operating costs and
    expenses                      50.7            47.0         + 8
                                  ----            ----         ---

                                $223.8          $207.0         + 8%
                                 =====           =====         ===


Salaries and benefits for the quarter increased 3% from the prior year's second quarter. Excluding operations disposed of, salaries and benefits increased 20% reflecting additional headcount to support the growth of the business, merit increases and a larger incentive accrual. For the six months ended September 30, 2000, the increase in salaries and benefits was 6%, or 23% after adjusting for the disposals referred to above.

Computer, communications and other equipment costs increased 29% over the second quarter in the prior year. Adjusting for the impact of the dispositions noted earlier would result in computer, communications and other equipment costs increasing 42% over the prior year. This growth is principally due to the increased level of hardware and software expenditures made over the last year to support the growth of the business, particularly in the I. T. Management segment, as well as additional expense associated with building the AbiliTec infrastructure. For the six months, computer, communications and other equipment costs increased 26%, or 35% after adjusting for the disposals.

Data costs for the quarter decreased 4% from the prior year, and were substantially unchanged from the prior year after adjusting for disposals. For the six months, data costs decreased 1%. Increases in data costs have been substantially mitigated by a reduction in the cost of data associated with lower revenue under the Allstate data management contract. Allstate revenue increased 4% for the second quarter but has decreased 2% for the six months.

Other operating costs and expenses for the second quarter increased by 8% compared to a year ago. Adjusting for the impact of the dispositions, other operating costs and expenses grew 17%. This increase reflects the impact from growth in the business on office and operating expenses, travel, temporary staffing, and administrative costs. In addition, increases in advertising and marketing costs of $1.3 million were incurred to support the roll-out of AbiliTec. All of the above increases were offset by lower cost of sales for server equipment sold in data warehousing solutions. For the six months ended September 30, 2000, other operating expenses increased 22%, or 33% after adjusting for the dispositions. Expenses for the six months have also been impacted by the same factors noted above, most notably by the advertising and marketing expenditures related to AbiliTec.

The six month period includes a net gain associated with gains, losses and nonrecurring items of $3.1 million recorded in the first quarter reflecting the $39.7 million gain on the sale of the DataQuick operation in April, the $3.2 million loss on the sale of the CIMS business unit, a $20.0 million write-down of the remaining 49% interest in the DMI operation, a $7.2 million write-down of campaign management software, and a $6.3 million accrual established to fund over-attainment incentives.

The Company's operations for both the quarter and the six months ended September 30, 2000 were heavily impacted by investment in the AbiliTec software. This investment has totaled approximately $36.5 million for the six months, including $14.5 million of capitalized software development, with the remaining $22.0 million being expensed. As of September 30, 2000 net capitalized software related to AbiliTec totaled $23.8 million.

Income from operations for the quarter of $52.2 million represents an increase of 31% over the prior year. For the six month period, income from operations increased 26% to $88.5 million. Excluding the net gain in the first quarter noted above, operating income for the six months of $85.5 million increased 22% compared to the same period a year ago. Operating margin for the quarter increased from 16.2% to 18.9%.

Interest expense for the quarter of $6.0 million decreased from $6.5 million last year reflecting slightly lower average debt levels this year. Other, net decreased from $0.7 million income in last year's second quarter to $0.3 million expense this year due to the recording of losses on the Company's joint ventures during the current fiscal year which offset interest income from notes receivable. For the six months, interest expense decreased from $12.4 million to $11.5 million, for the same reason as noted above for the quarter. Other net for the six months increased from $1.5 million income to $8.6 million income largely due to a $6.2 million gain on the sale of the Company's investment in Ceres. Other, net also includes investment income, principally on the exchange of the Company's investment in Customer Analytics for stock in Exchange Applications, Inc., a publicly-traded company, equity in losses of joint ventures, and interest income from notes receivable.

Earnings before income taxes of $45.9 million for the quarter increased 35% over the same quarter a year ago. For the six months, earnings before income taxes grew 44% to $85.7 million. The Company's effective tax rate was 38.5% in the current quarter and six months compared to 37.5% in the prior year. The Company currently expects its effective tax rate to remain at 38.5% for fiscal 2001. This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Basic earnings per share for the quarter were $0.32 compared to $0.25 a year ago. Diluted earnings per share for the quarter were $0.30 compared to $0.24 a year ago. For the six month period, basic earnings per share were $0.60 compared to $0.44 a year ago. Diluted earnings per share were $0.56 for the six months compared to $0.42 a year ago.

Capital Resources and Liquidity

Working capital at September 30, 2000 totaled $220.0 million compared to $160.0 million at March 31, 2000. At September 30, 2000, the Company had available credit lines of $296.5 million of which $138.5 million was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 36% at September 30, 2000 compared to 33% at March 31, 2000. Included in long-term debt at both September 30, 2000 and March 31, 2000 is a convertible note in the amount of $115.0 million. The conversion price for the convertible debt is $19.89 per share and the debt is callable by the Company, beginning April 3, 2001. If the price of the Company's common stock stays above the conversion price, management expects this debt to be converted to equity. Assuming the convertible debt had converted to equity, the Company's debt-to-capital ratio would have been reduced to 25% at September 30, 2000. Total stockholders' equity has increased 8% to $636.3 million at September 30, 2000 from $587.7 million at March 31, 2000.

Cash used by operating activities was $20.1 million for the six months ended September 30, 2000 compared to $8.6 million provided by operating activities for the same period in the prior year. Earnings before interest expense, taxes, depreciation, and amortization ("EBITDA"), increased 35% to $151.9 million for the six month period. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities.

Operating cash flow was reduced by $112.2 million in the current year, and $70.0 million in the prior year due to the net change in operating assets and liabilities. The increase in other assets of $74.1 million in the current year includes an increase in both current and non-current notes receivable of $53.4 million, primarily due to sales of AbiliTec software recorded during the second quarter. The change in operating assets and liabilities also includes payment of $14.4 million in merger and integration costs related to the Company's merger with May & Speh. The bulk of these costs have now been paid, with only $0.7 million still remaining to be paid out. Accounts receivable days sales outstanding ("DSO") were 82 days at September 30, 2000, compared to 67 days at March 31, 2000. The Company adjusts accounts receivable and revenues to place them on a comparable basis, including removing notes receivable from revenues in the calculation since notes receivable are not included in accounts receivable.

Investing activities used $61.1 million for the six months ended September 30, 2000, compared to $68.7 million a year previously. Investing activities in the current year included $34.5 million in cash proceeds from the disposition of assets, primarily the $30.0 million from the sale of the DataQuick operation to MacDonald Dettwiler & Associates, Ltd., a Canadian public company. The remaining $25.5 million receivable from this sale was collected subsequent to September 30, 2000. The bulk of the remainder of the proceeds from the disposition of assets relates to cash received from the disposal of the Ceres investment. Investing activities in the current year also include capitalized software development costs of $18.7 million and capital expenditures of $44.0 million. Capital expenditures decreased compared to the previous year, due to much of the Company's hardware needs being funded through a synthetic leasing facility which was entered into in the prior year. The Company funded $18.2 million in equipment under the synthetic lease facility during the six months ended September 20, 2000 and has $16.2 million remaining under the original $100 million commitment. The Company has also secured an additional commitment of $40.0 million in synthetic leases for furniture and fixtures and has funded purchases of approximately $10.9 million during the six months. The effect of the synthetic lease reduces operating cash flow, since payments under the lease are a cash expense, while depreciation is not.

Investing activities during the current year also include investments in joint ventures of $18.7 million, which includes an additional advance of $5.4 million to the Company's joint venture in Australia to fund acquisitions, a $5.0 million investment in HealthCarePro Connect, LLC, a joint venture with the American Medical Association, and a $6.0 million investment in USADATA.com, Inc. Net cash paid in acquisitions in the current year of $14.1 million includes the acquisition of MCRB, Inc. in April for $5.8 million. The remainder of the cash paid in acquisitions relates to earn-out payments made during the current year for acquisitions initially recorded in prior years. Note 1 to the consolidated financial statements discusses the acquisitions and dispositions in more detail.

Financing activities in the current year provided $66.7 million, most of which relates to debt proceeds from the Company's revolving credit arrangement. The Company also has purchased $10.3 million of common stock in the open market and may continue to purchase stock in the open market from time to time.

During the first quarter ended June 30, 2000, the Company occupied a new customer service facility in Conway, Arkansas, and subsequent to September 30, 2000 has begun construction on another customer service facility in Little Rock, as well as a new customer service and data center facility in Phoenix. The Little Rock building is expected to cost approximately $30.0 to $35.0 million including interest during construction and construction is expected to last until November 2002. The Phoenix project is expected to cost approximately $25.0 million, including land and construction interest, and construction is expected to last until January 2002. The City of Little Rock has issued revenue bonds for the Little Rock project. The Company is financing both the Phoenix and Little Rock projects using an off balance sheet synthetic lease arrangement. Upon completion, the impact of these two leasing arrangements will reduce operating cash flow by approximately $5.0 million per year over the three-year minimum term of the lease. The Company has also announced its intention to build another facility in central Arkansas, although plans and financing arrangements for that facility are incomplete.

While the Company does not have any other material contractual commitments for capital expenditures, additional investments in facilities and computer equipment continue to be necessary to support the growth of the business. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. In some cases, the Company also sells software and hardware to customers under extended payment terms or notes receivable collectible generally over three years. These arrangements also require up-front expenditures of cash, which are repaid over the life of the agreement. The Company also evaluates acquisitions from time to time, which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of other debt or equity securities. The Company is currently negotiating an accounts receivable securitization facility which may either supplement or partially replace its existing revolving credit facility, and is also negotiating an additional synthetic leasing commitment for computer equipment.

As of September 30, 2000 the Company has entered into three equity forward purchase agreements with a commercial bank under which the Company will purchase
3.1 million, 0.2 million, and 0.5 million shares of its common stock at an average total cost of $20.81, $26.51, and $23.37 per share, respectively, for a total notional amount of $80.0 million. In accordance with the terms of the forward contracts, the shares remain issued and outstanding until the forward purchase contracts are settled. The agreements may be settled in cash, shares of common stock, or in net shares of common stock. The Company has the option to settle the contracts at any time prior to December 26, 2003, and has accounted for these forward contracts as permanent equity. The fair value of the equity forward contracts as of September 30, 2000 was $37.2 million, based on a stock price of $31.75. An increase or decrease in the stock price of $1.00 per share increases or decreases the market value by approximately $3.7 million. The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has recently reached a consensus in EITF 00-7 that requires such contracts entered into after March 15, 2000 to be recorded as assets and liabilities, with adjustments to the market value of the common stock to be recorded on the income statement, in situations in which the counter party can force the contracts to be settled in cash. The effective date of the new consensus was delayed until December 31, 2000 to allow such contracts to be amended. The EITF has subsequently reached conclusions in EITF 00-19 that also require asset and liability treatment in certain circumstances, including when an agency agreement is in place. In order to qualify for permanent equity treatment, the forward contract must permit settlement in unregistered shares, contain an explicit cap on the number of shares to be delivered under a net share settlement, must not require the posting of collateral, and must not provide the commercial bank with any right that would rank higher than those of a common shareholder. Additionally the forwards must not require cash "true-ups" under the net share method and must not contain any economic penalties that would compel the Company to net cash settle. The Company has amended the forward agreements to comply with the permanent equity provisions of EITF 00-7 and EITF 00-19.

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

New Accounting Pronouncement

On December 3, 1999 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and affects a broad range of industries. Subsequently, the SEC has issued Staff Accounting Bulletins No. 101A and 101B which deferred the effective date of SAB
101. The accounting and disclosure requirements of SAB 101 will now be effective for Acxiom in the last quarter of fiscal 2001. The Company is currently evaluating the effects of SAB 101 on its methods of recognizing revenue and has not yet quantified the impact, if any, the application of SAB 101 will have on the Company's results of operations or financial position.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard, however it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Outlook

The opportunities for AbiliTec continue to grow as companies aggressively implement customer relationship management (CRM) strategies. These CRM efforts are putting focus on the need to aggregate customer information across the enterprise, sometimes on a real-time basis. Acxiom's AbiliTec software provides the customer data integration that can accurately and quickly aggregate all records about an individual. Customer data integration (or CDI) is the foundational data management process for every use of customer information. During the quarter, a number of companies adopted AbiliTec as their software to deliver customer data integration.

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially. These statements do not include the potential impact of any mergers, acquisitions or other business combinations or divestitures that may be completed after September 30, 2000. As a result of the events outlined above, we believe the opportunities for AbiliTec will enhance our outlook for the balance of fiscal 2001 as follows:

o The Company expects revenue growth for the remainder of the fiscal year to be at least 25% above fiscal 2000 after adjusting for divested operations and any unusual level of sales of computer equipment (client servers) associated with delivering data warehouse solutions.

o The Company expects that AbiliTec revenues for this fiscal year could be $90 million-$125 million.

o    The  tax  rate  for  fiscal  2001  is  expected  to  be  38.5%.

o    Capital
     expenditures  are  expected  to be $90  million to $100  million for fiscal
     2001.

o Capitalized development of software costs are expected to be $30 million to $35 million for fiscal 2001.

o Depreciation and amortization costs are expected to be $100 million to $110 million for fiscal 2001.

Additional applications for AbiliTec also continue to arise, most notably the ability to assist companies in implementing their consumer privacy policy strategies. The recent passage of the Gramm-Leach-Bliley legislation, which has significant ramifications for the financial services industry, represents a significant opportunity for AbiliTec.

Also, Acxiom's channel partner strategy continues to gain momentum as software providers, consultants, system integrators and others realize the power of AbiliTec to enhance the selling of their products and their services.

As a result of the events outlined above, we believe that the opportunities for AbiliTec will enhance our outlook for the balance of fiscal 2001 such that our earnings per share growth could be 20% or higher over the previous year excluding the net gain on dispositions reported in the first quarter of fiscal 2001. For fiscal 2002, we believe that revenue and earnings per share should grow 25% or more over fiscal 2001.

In connection with the recent adoption of the new SEC rules on corporate disclosure, Acxiom is changing its procedures for publishing and updating its Outlook forward-looking statements and risk factors statements. Following the publication of Outlook in its quarterly earnings release, Acxiom will continue its current practice of having corporate representatives meet privately during the quarter with investors, the media, investment analysts and others. At these meetings Acxiom may reiterate the Outlook publicly available on its web site (www.acxiom.com). Prior to the start of the Quiet Period (described below), the public can continue to rely on the Outlook on the web site as still being Acxiom's current expectations on matters covered, unless Acxiom publishes a notice stating otherwise.

Toward the end of each fiscal quarter, Acxiom will have a "Quiet Period" when it no longer publishes or updates Outlook and Acxiom representatives will not comment concerning Outlook or Acxiom's financial results or expectations. The Quiet Period will extend until the day when Acxiom's next quarterly earnings release is published. For the third quarter, the Quiet Period will be December 23, 2000 through January 23, 2001.

Certain statements in this quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, regulatory matters, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements include: statements concerning the Company's need for additional capital and the ability to raise additional capital; statements concerning the Company's ability to remediate date sensitive IT-systems and non-IT systems in conjunction with the arrival of the year 2000 and the impact of those efforts, and their success or failure, on the Company's future results of operations; statements concerning future earnings per share growth; statements concerning the length and future impact of the Company's investment in Acxiom Data Network and AbiliTec products on the Company's future revenue and margins; statements concerning the benefits of AbiliTec for our customers; statements concerning any competitive lead; statements concerning the impact of implementation of Acxiom Data Network and AbiliTec technology in CRM applications; statements concerning the momentum of CRM application and e-commerce initiatives; statements concerning the future growth and size of the CRM market; statements concerning AbiliTec becoming an industry standard;
statements concerning efficiency gains related to the implementation of AbiliTec; statements that AbiliTec will be a revolutionary customer data integration technology that will successfully support the creation of a real-time, single, accurate, comprehensive and enhanced view of a customer across a business' enterprise; statements that major companies will continue to include AbiliTec in their strategic enterprise-wide CRM planning; that this quarter may be a good indicator of future results; statements that Acxiom will continue to be able to sign long-term, multi-million dollar contracts with blue-chip companies; statements that sales of AbiliTec will accelerate and accelerate the sales momentum; statements that AbiliTec will continue to achieve customer acceptance in the marketplace and result in additional business; statements that AbiliTec will be perceived and realized as a software capable of allowing its users to better serve consumer privacy and preference interests; statements that the company will be able to continue to develop relationships with other companies that will be able to successfully incorporate AbiliTec into their products and services in a manner that will yield benefits to Acxiom; statements that Acxiom will meet the introduction timetables for AbiliTec in markets outside of the United States; statements that Acxiom will be able to reach contractual terms with customers who have decided to adopt the Company's solutions and products, and statements concerning future revenue growth; expectations for future AbiliTec revenues; future earnings expectations; expected tax rates; days sales outstanding expectations; capital expenditure expectations; future software development cost; future depreciation and amortization costs; whether additional applications for AbiliTec will continue to arise; whether the channel partner strategy continues to gain momentum; and statements concerning potential growth of international markets. The following factors may cause actual results to differ materially from those in the forward-looking statements. With regard to all statements concerning AbiliTec: the complexity and uncertainty regarding the development of new high technologies; the loss of market share through competition or the acceptance of these or other Company offerings on a less rapid basis than expected; changes in the length of sales cycles due to the nature of AbiliTec being an enterprise-wide solution; the introduction of competent, competitive products or technologies by other companies; changes in the consumer and/or business information industries and markets; the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the impact of changing legislative, regulatory and consumer environments in the geography that AbiliTec will be deployed. With regard to the statements that generally relate to the business of the Company: all of the above factors; the possibility that economic or other conditions might lead to a reduction in demand for the Company's products and services; the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations; the ability to properly motivate the sales force and other associates of the Company; the ability to achieve cost reductions; changes in the litigation, legislative, regulatory and consumer environments affecting the Company's business including but not limited to legislation, regulations and customs relating to the Company's ability to collect, manage, aggregate and use data; data suppliers might withdraw data from the Company, leading to the Company's inability to provide certain products and services; short-term contracts affect the predictability of the Company's revenues; the potential loss of data center capacity or interruption of telecommunication links; postal rate increases that could lead to reduced volumes of business; customers that may cancel or modify their agreements with the Company. With specific reference to all statements that relate to the providing of products or services outside the Company's primary base of operations in the United States: all of the above factors and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. Other factors are detailed from time to time in the Company's periodic reports and registration statements. Acxiom believes that it has the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. The Company undertakes no obligation to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in fiscal 2001 than in 2000, there would be no material adverse impact on Acxiom's results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt obligations have fixed rates. At both September 30, 2000 and March 31, 2000, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

As of March 31, 2000, Acxiom was a party to two equity forward purchase agreements under which it will purchase 3.1 million and 0.2 million shares of its common stock at average total costs of approximately $20.81 and $26.51 per share, respectively, for a total notional purchase price of $69.4 million. The value of the equity forward contracts at March 31, 2000 was $38.6 million, based on the market value of Acxiom common stock of $33.25 at March 31, 2000. As of September 30, 2000, the Company had entered into another equity forward contract for 0.5 million shares at $23.37 per share for an additional notional amount of $10.6 million. The value of the three equity forward contracts at September 30, 2000 was $37.2 million, based on a share price of $31.75. The value of the equity forward contracts will vary based on the market price of the common stock. For each $1.00 increase or decrease in the stock price, the value of the equity forward contracts will increase or decrease by approximately $3.7 million.

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

Item 4. The Annual Meeting of Shareholders of the Company was held on August 9, 2000. At the meeting, the shareholders voted on and approved two proposals:

     1) The election of two directors. Voting results for each individual nominee were as follows: Dr. Ann H. Die, 60,945,437 votes for and 15,532,183 votes withheld; Charles D. Morgan, 72,193,330 votes for and 4,284,290 votes withheld. These two elected directors will serve with the other six Board members: Rodger S. Kline, Stephen M. Patterson and James T. Womble, whose terms expire at the 2001 Annual Meeting, and William T. Dillard II, Harry C. Gambill and Thomas F. (Mack) McLarty, III, whose terms will expire at the 2002 Annual Meeting.

     2) The adoption of a new stock option plan. Voting results for this proposal were: 46,119,946 votes for; 15,138,869 votes against; 449,477 votes abstained; and 14,769,328 non-votes.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Forms 8-K.

          A report was filed on July 26, 2000, which reported the Company's change in certifying accountants.

Form 10-Q


                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Acxiom Corporation




Dated:  November 14, 2000
                                           By:  /s/ Caroline Rook
                                              ----------------------------------
                                              (Signature)
                                              Caroline Rook
                                              Chief Financial Officer
                                              (Chief Accounting Officer)