Form 10-Q
period 2000-12-31
ACXIOM CORP
filed 2001-02-13
CIK 733269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

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

                                    Yes X No

         The  number  of shares of  Common  Stock,  $ 0.10 par value per  share, outstanding as of February 2, 2001 was 89,220,933.

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

Form 10-Q
                                    ACXIOM CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                          (Dollars in thousands)

                                                           December 31,            March 31,
                                                               2000                  2000
                                                           ------------          ------------
                     Assets
Current assets:
  Cash and cash equivalents                                $   15,240                 23,924
  Trade accounts receivable, net                              230,802                198,818
  Deferred income taxes                                        18,432                 18,432
  Other current assets                                        122,110                 98,872
                                                              -------                -------
     Total current assets                                     386,584                340,046
                                                              -------                -------
Property and equipment                                        415,319                381,942
  Less - Accumulated depreciation and amortization            172,588                132,266
                                                              -------                -------
Property and equipment, net                                   242,731                249,676
                                                              -------                -------
Software, net of accumulated amortization                      63,885                 58,964
Excess of cost over fair value of net assets acquired, net    175,868                145,082
Purchased software licenses, net of accumulated amortization  136,792                123,846
Notes receivable, net of current portion                      116,733                 55,804
Other                                                         183,980                131,878
                                                              -------                -------
                                                           $1,306,573              1,105,296
                                                            =========              =========

                Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                       36,111                 23,156
  Trade accounts payable                                       43,935                 54,016
  Accrued merger and integration costs                            356                 15,106
  Accrued payroll and related expenses                         21,693                 26,483
  Other accrued expenses                                       42,264                 31,779
  Deferred revenue                                              7,637                 19,995
  Income taxes                                                 30,848                  9,473
                                                              -------                -------
    Total current liabilities                                 182,844                180,008
                                                              -------                -------

Long-term debt, excluding current installments                369,886                289,234
Deferred income taxes                                          70,520                 48,324
Stockholders' equity:
  Common stock                                                  9,009                  8,831
  Additional paid-in capital                                  335,929                325,729
  Retained earnings                                           342,842                257,376
  Accumulated other comprehensive loss                         (1,970)                (1,448)
  Treasury stock, at cost                                      (2,487)                (2,758)
                                                              -------                -------
  Total stockholders' equity                                  683,323                587,730
                                                              -------                -------

Commitments and contingencies                             $ 1,306,573              1,105,296
                                                            =========              =========

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                                     ACXIOM CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                              (Dollars in thousands, except per share amounts)

                                                                For the Three Months Ended

                                                                        December 31

                                                                 2000                  1999
                                                             ------------          ------------

Revenue                                                      $  279,501               244,303
Operating costs and expenses:
  Salaries and benefits                                          89,647                95,490
  Computer, communications and other equipment                   48,056                36,400
  Data costs                                                     28,650                25,825
  Other operating costs and expenses                             54,843                40,199
                                                                -------               -------
    Total operating costs and expenses                          221,196               197,914
                                                                -------               -------
Income from operations
                                                                 58,305                46,389
                                                                -------               -------
Other income (expense):
  Interest expense                                               (6,943)               (5,624)
  Other, net                                                      1,954                 1,598
                                                                -------               -------
                                                                 (4,989)               (4,026)
                                                                -------               -------

Earnings before income taxes                                     53,316                42,363
Income taxes                                                     20,526                15,885
                                                                -------               -------

Net earnings                                                  $  32,790                26,478
                                                                =======               =======

Earnings per share:

     Basic                                                    $     .37                   .31
                                                                =======               =======
     Diluted                                                  $     .34                   .29
                                                                =======               =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                                     ACXIOM CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                               (Dollars in thousands, except per share amounts)

                                                                    For the Nine Months Ended

                                                                          December 31

                                                                    2000              1999
                                                                ------------      ------------

Revenue                                                     $      801,120           702,649
Operating costs and expenses:
  Salaries and benefits                                            275,817           271,040
  Computer, communications and other equipment                     139,935           109,143
  Data costs                                                        82,743            80,473
  Other operating costs and expenses                               158,860           125,475
  Gains, losses and nonrecurring items                              (3,064)                -
                                                                   -------           -------
    Total operating costs and expenses                             654,291           586,131
                                                                   -------           -------
Income from operations                                             146,829           116,518
                                                                   -------           -------
Other income (expense):
  Interest expense                                                 (18,452)          (17,977)
  Other, net                                                        10,592             3,098
                                                                   -------           -------
                                                                    (7,860)          (14,879)
                                                                   -------           -------

Earnings before income taxes                                       138,969           101,639

Income taxes                                                        53,503            38,112
                                                                   -------           -------

Net earnings                                                 $      85,466            63,527
                                                                   =======           =======
 Earnings per share:
     Basic                                                   $         .97               .75
                                                                   =======           =======
     Diluted                                                 $         .90               .71
                                                                   =======           =======

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                                    ACXIOM CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

(Dollars in thousands)
                                                                  For the Nine Months Ended

                                                                        December 31

                                                                 2000                  1999
                                                              ----------            ----------
Cash flows from operating activities:
  Net earnings                                               $  85,466                63,527
  Non-cash operating activities:
    Depreciation and amortization                               85,976                62,281
    Loss (gain) on disposal or impairment of assets            (16,812)                  311
    Provision for returns and doubtful accounts                  1,995                   685
    Changes in operating assets and liabilities:
      Accounts receivable                                      (36,187)              (22,195)
      Other assets                                            (123,696)              (28,646)
      Accounts payable and other liabilities                     3,663                (5,012)
      Merger and integration costs                             (14,750)              (16,533)
                                                               -------               -------
      Net cash provided (used) by operating activities         (14,345)               54,418
                                                               -------               -------
   Cash flows from investing activities:

    Disposition of assets                                       59,997                 1,424
    Development of software                                    (28,694)              (25,465)
    Capital expenditures                                       (79,559)              (88,084)
    Proceeds from sale and leaseback transaction                     -                34,763
    Investments in joint ventures                              (20,285)               (4,246)
    Net cash paid in acquisitions                              (16,030)              (32,897)
                                                               -------               -------
      Net cash used by investing activities                    (84,571)             (114,505)
                                                               -------               -------
   Cash flows from financing activities:

    Proceeds from debt                                          99,403               190,882
    Payments of debt                                           (19,724)             (191,447)
    Sale of common stock                                        22,859                66,028
    Acquisition of treasury stock                              (12,210)                    -
                                                               -------               -------
      Net cash provided by financing activities                 90,328                65,463
                                                               -------               -------
      Effect of exchange rate changes on cash                      (96)                  (51)
                                                               -------               -------
      Net increase (decrease) in cash and cash equivalents      (8,684)                5,325
  Cash and cash equivalents at beginning of period              23,924                12,604
                                                               -------               -------
  Cash and cash equivalents at end of period                 $  15,240                17,929
                                                               =======               =======

  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                               $  25,647                21,987
      Income taxes                                               9,998               (12,190)
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

     The following  table shows the remaining  balances which were accrued as of
     March 31,  2000 and the  changes in those  balances  during the nine months ended December 31, 2000 (dollars in thousands):

                                                          March 31,           Less           December 31,
                                                             2000           Payments             2000
                                                             ----           --------             ----

     Associate-related reserves                           $  1,052               876             176
     Contract termination costs                             13,500            13,500               -
     Other accruals                                            554               374             180
                                                            ------            ------           -----                                                          $ 15,106            14,750    -
                                                          $ 15,106            14,750             356
                                                            ======            ======           =====

     The remaining  associate-related  reserves and other  accruals will be paid out over remaining periods ranging up to four years.

     Effective December 28, 2000 the Company acquired certain assets and assumed certain liabilities of Data Dimension Information  Services,  Inc. ("DDIS")
     for $5.4  million,  of which  $1.8  million  was  paid at  closing  and the remaining $3.6 million was paid in January 2001. DDIS provides  information technology  outsourcing  to a variety  of  customers  including  mainframe, client/server,  and application  service provider hosting.  The acquisition has been  accounted  for as a purchase  and,  accordingly,  the  results of operations of DDIS are included in the  consolidated  results from the date of  acquisition.  The excess of  purchase  price over the fair value of net assets acquired of $9.7 million is being  amortized over 20 years.  The pro
     forma  effect  of  the   acquisition  is  not  material  to  the  Company's
     consolidated results for the periods reported.

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

     $22.5  million  payable  over 7 years.  The  Company  also  retained  a 49%
     interest in the LLC.  During the quarter  ended June 30, 2000,  the Company agreed to sell its  remaining  49%  interest in the LLC and  certain  other assets  to DMI  management  for an  additional  note of $1.0  million.  The
     Company also committed to complete the development of a computer system for the LLC. As a result of this sale  agreement,  the Company has written down its  investment  in the  assets  of DMI by $20.0  million.  This  amount is included in gains, losses and nonrecurring items. The sale is a divestiture for  legal  and  tax  purposes,  but  not  for  accounting  purposes  under applicable  accounting  rules because the  collection of the sales price is primarily  dependent  on the  buyer's  ability  to repay  the note  through operations  of the  business.  Accordingly,  any  losses  of the  LLC  will continue to be included in the Company's  financial  statements  until such time as a  sufficient  portion of the note balance has been  collected,  at which time the Company will account for the transaction as a sale. To date, the LLC has  not  recorded  any  significant  gains  or  losses.  The  note receivable is included in other assets. Subsequent to December 31, 2000 the
     Company  received the first scheduled  payment on the note in the amount of
     $4.2 million.

     Effective  April 25,  2000,  the  Company  sold a portion of its  DataQuick business  group,  which is based in San  Diego,  California,  to  MacDonald
     Dettwiler  &  Associates,  Ltd.,  a  publicly-traded  Canadian  information products company, for $55.5 million. The Company retained the real property data sourcing and compiling portion of DataQuick.  Of the total sale price,
     $30.0  million  was  received  in cash  as of the  effective  date  and the remainder was collected in October 2000.  The gain on sale of these assets, which is  included  in gains,  losses  and  nonrecurring  items,  was $39.7
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

     During the quarter ended June 30, 2000, the  compensation  committee of the
     Company  committed  to  pay  in  cash  $6.3  million  of  "over-attainment"
     incentive which was related to results of operations in prior years.  Under the normal policy of the Company's compensation plan, such over-attainment, if not funded through current year earnings, would have been distributed in the form of stock options with an exercise  price equal to the market price at date of grant. Therefore, under applicable accounting rules, there would have been no compensation expense. The one-time decision to pay this amount in cash is an  accruable  event,  and  resulted  in a charge  that has been recorded in gains,  losses and  nonrecurring  items. In accordance with the
     Company's  existing  over-attainment  plan, the amount accrued will be paid over the next three fiscal years beginning in May 2001,  assuming continued
     performance.

2.   Purchased  software licenses include long-term  software licenses which are amortized  over their useful  lives,  including  both prepaid  software and capitalized future software obligations for which the liability is included in long-term debt.

     Notes  receivable  are  from the  sales  of  software,  data  licenses  and equipment, net of the current portion of such receivables.  The increase in notes receivable is primarily due to sales of AbiliTec  software.  AbiliTec software is sold under licenses  which  generally have terms of from one to three years.  The Company records the license revenue as a note receivable, which is  collected  over the license  term.  Revenue for  maintenance  and service  transactions  is  recognized  as it is earned and billed  over the license  term.  The  current  portion of such notes are  included  in other current assets.

     Other assets consist of the following (dollars in thousands):

                                                                               December 31,      March 31,
                                                                                   2000             2000
                                                                                   ----             ----

      Deferred contract costs                                                  $  88,568          63,173
      Assets transferred under contractual arrangement                            23,958          34,291
      Investments in joint ventures and other companies                           52,150          22,890
      Other                                                                       19,304          11,524
                                                                                 -------         -------
                                                                                $183,980         131,878
                                                                                 =======         =======

     Deferred  contract  costs  include  up-front  costs  incurred on  long-term contracts,  primarily outsourcing  contracts,  which are amortized over the life of the  contract.  The  increase  reflects  new  outsourcing  contract activity. The decrease in assets transferred under contractual  arrangement is due to the DMI  write-down  noted above.  The increase in joint ventures and other companies  includes an additional  $5.4 million  investment in an
     Australian joint venture, $6.0 million invested in USADATA.com,  Inc., $5.0 million  invested in HealthCarePro  Connect,  LLC, a joint venture with the
     American Medical  Association,  and $1.1 million invested in Landscape Co.,
     Ltd., a Japanese data company, as well as the consideration received in NCR and Sedona stock noted above.

     Other current assets consist of the following (dollars in thousands):

                                                                        December 31,         March 31,
                                                                            2000               2000
                                                                            ----               ----

     Current portion of notes receivable                                $  68,064             42,402
     Prepaid expenses, non trade receivables and other                     54,046             56,470
                                                                          -------             ------
                                                                        $ 122,110             98,872
                                                                          =======             ======

     Deferred  revenue  represents  cash received  from  customers in advance of services  being  rendered.  The  decrease  reflects  the  timing  of  these discretionary customer cash payments net of the services being performed.

3.       Long-term debt consists of the following (dollars in thousands):

                                                                                     December 31,            March 31,
                                                                                         2000                  2000
                                                                                         ----                  ----

     5.25% Convertible subordinated notes due 2003; convertible at the                 $115,000                115,000
     option of the holder into shares of common stock at a conversion price of $19.89 per share; redeemable at the option of the Company at any time on or after April 3, 2001

     Software license liabilities payable over terms of from                             57,264                 67,545
     five to seven years; effective interest rates at
     approximately 6%

     Unsecured revolving credit agreement                                               155,262                 61,500

     6.92% Senior notes due March 30, 2007, payable                                      30,000                 30,000
     in annual installments of $4,286 commencing
     March 30, 2001; interest is payable semiannually

     Capital leases on land, buildings and equipment payable in monthly                  17,841                 18,051
     payments of $357 of principal and interest; remaining terms of from five to twenty years; interest rates at approximately 8%

     8.5% Unsecured term loan; quarterly principal payments of $200                       7,600                  8,200
     plus interest with the balance due in 2003

     Other capital leases, debt and liabilities                                          23,030                 12,094
                                                                                        -------                -------

             Total long-term debt                                                       405,997                312,390

         Less current installments                                                       36,111                 23,156
                                                                                        -------                -------

         Long-term debt, excluding current installments                                $369,886                289,234
                                                                                       ========                =======

In connection with the construction of the Company's new  headquarters  building and a new customer  service facility in Little Rock,  Arkansas,  the Company has entered into 50/50 joint  ventures  with local real estate  developers.  In each case, the Company is guaranteeing  portions of the loans for the buildings.  The aggregate amount of the guarantees at December 31, 2000 was  approximately  $4.5 million.

In October 2000 the Company recorded an additional liability for its acquisition of Access Communication Systems, Inc. ("Access") which was initially recorded in fiscal 2000. Under the acquisition  agreement,  the Company is required to issue approximately  276,000 additional shares of stock to the former owners of Access contingent upon meeting  certain  operating  performance  measurements of Access which are now considered probable of occurring. The value of the stock, which is approximately  $9.2  million,  has been  charged to the excess of cost over fair value  of  net  assets  acquired  and  the  liability  is  included  in  current installments of long-term debt. Once the stock is issued, this liability will be transferred to common stock and additional paid-in capital.

4.   Below is a calculation and  reconciliation of the numerator and denominator of basic and diluted  earnings per share (dollars in thousands,  except per share amounts):

                                                         For the Quarter Ended              For the Nine Months Ended
                                                              December 31,                          December 31,
                                                        2000                1999              2000               1999
                                                        ----                ----              ----               ----

Basic earnings per share:
    Numerator - net earnings                          $ 32,790             26,478           85,466              63,527
                                                      ========             ======           ======              ======

    Denominator:
         Weighted average shares outstanding
                                                        88,833             85,895           88,341              84,474
                                                        ======             ======           ======              ======

    Earnings per share                                 $   .37                .31              .97                 .75
                                                          ====                ===              ===               = ===

Diluted earnings per share:
    Numerator:
         Net earnings                                 $ 32,790             26,478           85,466              63,527
         Interest expense on convertible
         debt (net of tax effect)
                                                           928                943            2,785               2,829
                                                           ---                ---            -----               -----

                                                      $ 33,718             27,421           88,251              66,356
                                                      ========             ======           ======              ======
     Denominator:
         Weighted average shares
           outstanding                                  88,833             85,895           88,341              84,474

             Effect of common stock
             options and warrants                        4,742              2,942            3,955               3,547

         Convertible debt                                5,783              5,783            5,783               5,783
                                                         -----              -----            -----               -----
                                                        99,358             94,620           98,079              93,804
                                                        ======             ======           ======              ======

      Earnings per share                                $  .34                .29              .90                 .71
                                                           ===                ===              ===                 ===

     Options to purchase shares of common stock that were outstanding during the periods  reported,  but were not  included  in the  computation  of diluted earnings per share because the option  exercise  price was greater than the average market price of the common shares, are shown below:

                                                   For the Quarter Ended                     For the Nine Months Ended
                                                       December 31,                                December 31,
                                                 2000                 1999                  2000                     1999
                                                 ----                 ----                  ----                     ----
    Number of shares  under  option (in
    thousands)                                   784                  6,122                 1,643                   3,849

    Range of exercise prices                $38.98 -62.06        $17.93 - 54.00        $17.93 - 62.06         $17.93 - 54.00
                                            =============        ==============        ==============         ==============

     As of  December  31, 2000 the  Company  has  entered  into  equity  forward purchase  agreements to purchase 3.7 million shares of the Company's common stock.  The effects of settling  these  equity  forward  contracts  are not reflected in the  computation  of diluted  earnings per share,  because the effect is  anti-dilutive  since the market  price of the  Company's  common stock  is  greater  than the  purchase  prices  under  the  equity  forward agreements.

5.   Trade  accounts  receivable  are presented  net of allowances  for doubtful accounts,  returns,  and credits of $5.6  million at December  31, 2000 and
     $5.4 million at March 31, 2000.

6.   The following tables present information by business segment (dollars in thousands):

                                                                 For the Quarter                 For the Nine Months
                                                                      Ended                             Ended
                                                                   December 31,                      December 31,
                                                             2000               1999             2000            1999
                                                             ----               ----             ----            ----

Services                                                   $202,156           173,415           580,840         502,958
Data Products                                                63,872            43,554           166,062         115,246
Information Technology (I. T.) Management                    61,471            50,127           174,051         139,116
Intercompany eliminations                                   (47,998)          (22,793)         (119,833)        (54,671)
                                                             ------            ------           -------         -------
         Total revenue                                     $279,501           244,303           801,120         702,649
                                                           ========           =======           =======         =======

Services                                                     59,730            36,698           155,283          94,975
Data Products                                                22,000             8,270            50,675          12,353
Information Technology (I. T.) Management                    10,193            11,569            22,496          30,673
Intercompany eliminations                                   (37,118)          (11,315)          (89,303)        (26,966)
Corporate and other                                           3,500             1,167             7,678           5,483
                                                           -------            -------           -------         -------
             Income from operations                        $58,305             46,389           146,829         116,518
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

7.   The  accumulated  balance of other  comprehensive  loss,  which consists of foreign  currency  translation  adjustments and unrealized  depreciation on marketable securities, was $2.0 million and $1.4 million as of December 31,
     2000 and March  31,  2000,  respectively.  Comprehensive  income  was $36.0 million and $25.8  million for the  quarters  ended  December  31, 2000 and
     1999,  respectively,  and was $84.9  million and $63.5 million for the nine months ended December 31, 2000 and 1999, respectively.

8.   Montgomery Ward, LLC, a subsidiary of General Electric Capital  Corporation and  a  significant  customer  of  the  Information  Technology  Management segment,  filed for  bankruptcy  December  28,  2000 and is  proceeding  to liquidate its assets. The bankruptcy is in its early stages and the Company has not yet been able to make a  determination  as to  whether a  write-off will  be  required.  If a  write-off  is  required,  it is  expected  to be primarily non-cash, and could potentially be as much as $25 to $30 million.
     Included in the high end of the range are Ward-related accounts receivable,
     deferred  contract  costs,  property  and  equipment,   software  licenses,
     employee   compensation   arrangements   and   commitments  on  contractual
     arrangements.   This  high-end   range  assumes  few  of  these  items  are
     recoverable,  negotiable, or re-deployable. The Company expects to continue operating  the Ward's data center during the  liquidation  process which is expected to last through at least the first quarter of fiscal 2002.

Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

For the  quarter  ended  December  31,  2000,  consolidated  revenue  was $279.5 million,  reflecting a 14% increase over the third quarter in the previous year.
Excluding  operations  disposed  of  subsequent  to  the  year-earlier  quarter, including DMI and DataQuick, consolidated revenue increased 27%. The increase in revenue was fueled by sales of AbiliTec  software,  which contributed over $26.0 million in revenue for the quarter due to completion of 12 new contracts  during the quarter.

For the nine months ended  December 31,  2000,  consolidated  revenue was $801.1 million,  up 14% from the same  period a year ago.  Excluding  the impact of the dispositions  referred to above,  revenue  increased  29%  compared to the prior year.

The  following  table shows the  Company's  revenue by business  segment for the quarters ended December 31, 2000 and 1999 (dollars in millions):

                                                                                            % Change
                                                        December 31,               %        Excluding
                                                    2000           1999         Change     Dispositions
                                                    ----           ----         ------     ------------

      Services                                    $202.1          $173.4          +17%           +30%
      Data Products                                 63.9            43.6          +47            +74
      I. T. Management                              61.5            50.1          +23            +23
      Intercompany eliminations                    (48.0)          (22.8)        +111           +111
                                                   ------          ------        ----           ----

                                                  $279.5          $244.3          +14%           +27%
                                                   =====           =====         ====           ====

Services  segment  revenue  of  $202.1  million  grew 17% over the  prior  year.
Excluding  operations  disposed of the Services  segment grew 30%. The growth in the Services segment  reflects a strong  contribution  from financial  services, technology,  media, and health care. Also,  Allstate revenue  increased 20% over the  previous  year.  For the nine months  ended  December 31, 2000 the Services segment recorded revenue of $580.8 million,  an increase of 15%. Again excluding dispositions  since the prior year, the Services segment grew 30% over the prior year period.

Data  Products  segment  revenue of $63.9  million  increased 47% over the prior year.  Excluding the impact from  dispositions,  the segment  revenue would have increased 74% over the prior year. This increase reflects the impact of AbiliTec revenue  coupled with a strong  contribution  from  InfoBase.  InfoBase  revenue increased  34% over the prior year.  For the nine month  period,  Data  Products
segment   revenue  grew  44%  to  $166.1   million.   Excluding  the  effect  of
dispositions, the increase for the nine months was 80%.

Information  Technology  ("I. T.")  Management  segment revenue of $61.5 million reflects a 23% increase over the prior year.  For the nine month  period,  I. T.
Management revenue grew 25% to $174.1 million.

Certain revenues,  including most AbiliTec software and data product revenue are reported  both as revenue in the segment  which owns the  customer  relationship
(generally the Services segment) as well as the Data Products segment which owns the product  development,  maintenance,  sales  support,  etc.  These  duplicate revenues are eliminated in consolidation. The intercompany elimination increased
111% for the quarter and 119% for the nine month period,  reflecting  the impact of significant AbiliTec software revenue.

The following table presents  operating expenses for the quarters ended December
31, 2000 and 1999 (dollars in millions):

                                                      December 31,      % Change
                                                  2000           1999
                                                  ----           ----
Salaries and benefits                            $89.6          $95.5      - 6%
Computer, communications and
     other equipment                              48.1           36.4      +32
Data costs                                        28.7           25.8      +11
Other operating costs and
    expenses                                      54.8           40.2      +36
                                                  ----           ----      ---

                                                $221.2         $197.9      +12%
                                                 =====          =====      ===

Salaries and benefits for the quarter  decreased 6% from the third  quarter last year.  Excluding  operations  disposed of,  salaries  and benefits  increased 8%
reflecting additional headcount to support the growth of the business and normal merit  increases.  For the nine months ended  December 31, 2000, the increase in salaries and benefits was 2%, or 19% after adjusting for the disposals  referred to above.

Computer,  communications and other equipment costs increased 32% over the third quarter in the prior year.  Adjusting for the impact of the  dispositions  noted
earlier  would  result in computer,  communications  and other  equipment  costs increasing  45% over the  prior  year.  This  growth is  principally  due to the increased level of hardware and software expenditures made over the last year to support  the  growth  of the  business,  particularly  in the I.  T.  Management segment,  as well as additional  expense  associated  with building the AbiliTec
infrastructure.   For  the  nine  months,  computer,  communications  and  other equipment costs increased 28%, or 39% after adjusting for the disposals.

Data costs for the  quarter  increased  11% from the prior year,  and  excluding dispositions  increased  14%,  primarily  reflecting the 20% increase in revenue associated with the Allstate  contract  referred to above.  For the nine months, data costs increased 3%, or 5% after adjusting for the dispositions.

Other  operating  costs and  expenses  for the third  quarter  increased  by 36%
compared  to a year ago.  Adjusting  for the impact of the  dispositions,  other operating  costs and expenses grew 51%.  This increase  reflects the impact from growth in the  business  on office and  operating  expenses,  travel,  temporary staffing,  advertising  and  marketing  expenses,  and higher  costs of sales on server  sales.  For the nine months ended  December 31,  2000,  other  operating expenses  increased 27%, or 40% after adjusting for the  dispositions.  Expenses for the nine months have also been impacted by the same factors noted above.

The nine month  period  includes a net gain  associated  with gains,  losses and nonrecurring  items of $3.1 million recorded in the first quarter reflecting the
$39.7  million gain on the sale of the  DataQuick  operation in April,  the $3.2 million loss on the sale of the CIMS business  unit, a $20.0 million  write-down of the remaining 49% interest in the DMI operation, a $7.2 million write-down of campaign  management  software,  and a $6.3 million accrual  established to fund over-attainment incentives.

The Company's operations for both the quarter and the nine months ended December
31, 2000 were heavily  impacted by  investment  in the AbiliTec  software.  This investment  has  totaled  approximately  $58.4  million  for  the  nine  months, including $20.0 million of capitalized software development,  with the remaining
$38.4 million being expensed.  As of December 31, 2000, net capitalized software related to AbiliTec totaled $24.7 million.

Income from  operations for the quarter of $58.3 million  represents an increase of 26% over the prior year.  For the nine month period,  income from  operations also  increased  26% to  $146.8  million.  Excluding  the net gain in the  first quarter  noted  above,  operating  income for the nine months of $143.8  million increased 23% compared to the same period a year ago.  Operating  margin for the quarter increased from 19.0% to 20.9%.

Interest  expense for the quarter of $6.9  million  increased  from $5.6 million last year reflecting  slightly higher average debt levels this year.  Other, net increased slightly due to higher interest income on long-term  receivables.  For the nine months, interest expense increased from $18.0 million to $18.5 million, for the same  reason as noted  above for the  quarter.  Other,  net for the nine months  increased  from $3.1  million  to $10.6  million  largely  due to a $6.2 million gain on the sale of the Company's  investment in Ceres.  Other, net also includes  investment  income,  principally  on the  exchange  of  the  Company's investment  in Customer  Analytics for stock in Exchange  Applications,  Inc., a publicly-traded company, equity in losses of joint ventures, and interest income from notes receivable.

Earnings before income taxes of $53.3 million for the quarter increased 26% over the same quarter a year ago. For the nine months,  earnings  before income taxes grew 37% to $139.0  million.  The Company's  effective tax rate was 38.5% in the current quarter and nine months compared to 37.5% in the prior year. The Company currently  expects its  effective  tax rate to remain at 38.5% for fiscal  2001.
This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Basic  earnings  per share for the quarter  were $0.37  compared to $0.31 a year ago.  Diluted  earnings per share for the quarter were $0.34 compared to $0.29 a year ago.  For the nine  month  period,  basic  earnings  per share  were  $0.97 compared to $0.75 a year ago. Diluted earnings per share were $0.90 for the nine months compared to $0.71 a year ago.

Capital Resources and Liquidity

Working  capital at December 31, 2000 totaled $203.7 million  compared to $160.0 million at March 31,  2000.  At December  31,  2000,  the Company had  available credit lines of $296.5  million of which  $156.8  million was  outstanding.  The
Company's   debt-to-capital  ratio  (capital  defined  as  long-term  debt  plus stockholders'  equity) was 35% at December 31, 2000 compared to 33% at March 31,
2000. Included in long-term debt at both December 31, 2000 and March 31, 2000 is a convertible note in the amount of $115.0 million. The conversion price for the convertible  debt is $19.89 per share and the debt is callable  by the  Company, beginning April 3, 2001. If the price of the Company's  common stock stays above the conversion  price,  management  expects this debt to be converted to equity.
Assuming  the   convertible   debt  had  converted  to  equity,   the  Company's
debt-to-capital ratio would have been reduced to 24% at December 31, 2000. Total stockholders'  equity has increased  16% to $683.3  million at December 31, 2000 from $587.7 million at March 31, 2000.

Cash used by operating  activities  was $14.3  million for the nine months ended
December 31, 2000 compared to $54.4 million provided by operating activities for the same period in the prior year.  Earnings  before  interest  expense,  taxes, depreciation,  and amortization ("EBITDA"),  increased 34% to $243.4 million for the nine month  period.  EBITDA is not intended to represent  cash flows for the period,  is not presented as an alternative to operating  income as an indicator of  operating  performance,  may not be  comparable  to other  similarly  titled measures of other  companies,  and should not be considered in isolation or as a substitute  for measures of  performance  prepared in accordance  with generally accepted  accounting  principles.  However,  EBITDA is a relevant measure of the
Company's  operations  and cash  flows  and is used  internally  as a  surrogate measure of cash provided by operating activities.

Operating  cash flow was reduced by $171.0  million in the  current  year versus
$72.4  million in the prior year due to the net change in  operating  assets and liabilities.  The net change in operating  assets and liabilities in the current year includes an increase in accounts  receivable of $36.2 million,  an increase in other assets of $123.7 million,  payments of merger and integration  costs of
$14.8 million, and an increase in accounts payable and other liabilities of $3.7 million.  The  increase in other  assets of $123.7  million in the current  year includes an increase in both current and non-current  notes  receivable of $86.6 million,  primarily due to sales of AbiliTec software recorded during the second and third quarters. The change in operating assets and liabilities also includes payment  of $14.8  million  in  merger  and  integration  costs  related  to the
Company's  merger  with May & Speh.  The  majority  of these costs have now been paid, with only $0.4 million still remaining to be paid out. Accounts receivable days sales outstanding ("DSO") were 79 days at December 31, 2000, compared to 78 days at December 31, 1999. The Company adjusts accounts  receivable and revenues to place them on a comparable  basis,  including  removing notes receivable from revenues in the calculation  since notes receivable are not included in accounts receivable.  The Company  believes that the  calculation of DSO excluding  notes receivable  provides a more actionable  financial metric as the notes receivable are due in the future and are not collectible at present.

Investing  activities  used $84.6 million for the nine months ended December 31,
2000,  compared  to $114.5  million  for the same  period a year ago.  Investing activities in the current year included  $60.0 million in cash proceeds from the disposition  of  assets,  primarily  the  $55.5  million  from  the  sale of the

DataQuick operation to MacDonald Dettwiler & Associates, Ltd., a Canadian public company.  Most of the remaining  proceeds from the disposition of assets relates to cash received from the disposal of the Ceres investment. Investing activities in the current year also include capitalized software development costs of $28.7
million  and  capital  expenditures  of  $79.6  million.   Capital  expenditures
decreased  compared to the previous year, due to much of the Company's  hardware needs being funded through a synthetic  leasing  facility which was entered into in the prior  year.  The  Company  has  obtained  a total of $140.0  million  in commitments  to fund synthetic  leases of both computer  equipment and furniture and  fixtures.  During the nine months  ended  December 31, 2000 the Company has funded a total of $49.6 million under these commitments as well as an additional
$11.2  million  in  an  airplane  lease.  The  remaining  unused  lease  funding commitment totals approximately $24.9 million. The effect of the synthetic lease has been to reduce  operating  cash flow by  approximately  $22.2 million in the current  year,  since  payments  under  the  lease  are a  cash  expense,  while depreciation is not.

Investing  activities during the current year also include  investments in joint ventures of $20.3 million,  which includes an additional advance of $5.4 million to the Company's joint venture in Australia to fund acquisitions, a $5.0 million investment  in  HealthCareProConnect,  LLC, a joint  venture  with the  American
Medical  Association,  a $6.0 million  investment in  USADATA.com,  Inc., and an investment of $1.1 million in Landscape Co., Ltd., a Japanese data company.  Net cash paid in  acquisitions  in the current  year of $16.0  million  includes the acquisition  of MCRB,  Inc. in April for $5.8  million and the $1.8 million cash paid for the acquisition of DDIS, an information technology outsourcing company.
The remainder of the cash paid in acquisitions relates to earn-out payments made during the current year for acquisitions initially recorded in prior years. Note
1 to the  consolidated  financial  statements  discusses  the  acquisitions  and dispositions in more detail.

Financing  activities in the current year provided $90.3 million,  most of which relates to debt proceeds from the Company's  revolving credit  arrangement.  The
Company  also has paid $12.2  million for the  purchase of common  stock and may continue to purchase stock in the open market from time to time.

During the quarter ended December 31, 2000 the Company has begun construction on a customer  service  facility in Little Rock,  and is in the  planning  stage of another  customer  service and data center facility in Phoenix.  The Little Rock building is  expected to cost  approximately  $30.0 to $35.0  million  including interest during  construction with  construction  expected to last until January
2003.  The  Phoenix  project is expected to cost  approximately  $25.0  million, including land and construction  interest,  with  construction  expected to last until  January  2002.  The City of Little Rock has issued  revenue bonds for the
Little Rock project.  The Company is financing  both the Phoenix and Little Rock
projects  using  an  off  balance  sheet  synthetic  lease   arrangement.   Upon
completion,  the combined impact of these two leasing  arrangements  will reduce operating cash flow by  approximately  $5.0 million per year over the three-year minimum term of the lease. The Company has also announced its intention to build another facility in Little Rock,  although plans and financing  arrangements for that facility are incomplete.

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
Depending on the size of the acquisition it may be necessary to raise additional capital.  If  additional  capital  becomes  necessary,  the  Company  could  use available  borrowing  capacity under its revolving  credit  agreement,  or issue additional debt or equity  securities.  The Company is currently  negotiating an accounts  receivable  securitization  facility  which may either  supplement  or
partially  replace  its  existing   revolving  credit  facility,   and  is  also
negotiating an additional synthetic leasing commitment for computer equipment.

As of  December  31, 2000 the Company  has  entered  into three  equity  forward purchase agreements with a commercial bank under which the Company will purchase
3.1  million,  0.2  million,  and 0.5 million  shares of its common  stock at an average total cost of $20.81, $26.51, and $23.37 per share, respectively,  for a total  notional  amount of $80.0  million.  In accordance  with the terms of the forward  contracts,  the shares remain issued and outstanding  until the forward purchase contracts are settled. The agreements may be settled in cash, shares of common stock,  or in net shares of common  stock.  The Company has accounted for these  forward  contracts  as  permanent  equity.  The fair  value of the equity forward  contracts as of December 31, 2000 was $60.2  million,  based on a stock price of $38.94.  An  increase or decrease in the stock price of $1.00 per share increases  or decreases  the market value by  approximately  $3.7  million.  The
Emerging Issues Task Force ("EITF") of the Financial  Accounting Standards Board
has  recently  reached a consensus  in EITF 00-7 that  requires  such  contracts entered into after March 15, 2000 to be recorded as assets and liabilities, with adjustments to the market value of the common stock to be recorded on the income statement,  in  situations in which the counter party can force the contracts to be settled in cash.  The  effective  date of the new consensus was delayed until
December  31,  2000  to  allow  such  contracts  to be  amended.  The  EITF  has subsequently  reached  conclusions  in EITF  00-19 that also  require  asset and liability treatment in certain circumstances, including when an agency agreement is in place.  In order to qualify for permanent  equity  treatment,  the forward contract must permit settlement in unregistered shares,  contain an explicit cap on the number of shares to be delivered under a net share  settlement,  must not require the posting of collateral, and must not provide the commercial bank with
any  right  that  would  rank  higher  than  those  of  a  common   shareholder.
Additionally  the forwards must not require cash "true-ups"  under the net share method and must not contain any economic penalties that would compel the Company to net cash  settle.  The Company has amended the forward  agreements  to comply with the permanent equity provisions of EITF 00-7 and EITF 00-19.

Montgomery Ward, LLC, a subsidiary of General Electric Capital Corporation and a significant customer of the Information Technology Management segment, filed for bankruptcy  December 28, 2000 and is  proceeding  to liquidate  its assets.  The bankruptcy  is in its early stages and the Company has not yet been able to make a  determination  as to whether a write-off will be required.  If a write-off is required,  it is expected to be primarily non-cash,  and could potentially be as much  as  $25  to $30  million.  Included  in the  high  end  of the  range  are
Ward-related   accounts  receivable,   deferred  contract  costs,  property  and
equipment,  software licenses, employee compensation arrangement and commitments on contractual arrangements.  This high-end range assumes few of these items are recoverable,  negotiable,  or  re-deployable.  The  Company  expects to continue operating  the Ward's  data  center  during  the  liquidation  process  which is expected to last through at least the first quarter of fiscal 2002.

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

In September 2000, the Financial  Accounting  Standards  Board issued  Financial
Accounting Standard ("FAS") No. 140,  "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities" which replaces FAS No. 125,
"Accounting for Transfers and Servicing of Financial Assets and  Extinguishments
of   Liabilities".   This  standard  revises  the  methods  for  accounting  for securitizations  and other  transfers  of  financial  assets and  collateral  as outlined  in FAS No. 125,  and  requires  certain  additional  disclosures.  For transfers and servicing of financial assets and  extinguishments of liabilities, this  standard  will be  effective  for the  Company's  June 30, 2001  financial statements.  However, for disclosures regarding  securitizations and collateral, as well as the accounting for  recognition and  reclassification  of collateral, this standard is currently  effective.  The Company is currently  evaluating the impact of the adoption of this standard, however it does not expect the adoption of this standard to have a material effect on its financial  position or results of operations.

Outlook

The opportunities for AbiliTec continue to grow as companies  implement customer relationship management (CRM) strategies. These CRM efforts are putting focus on the need to aggregate customer information across the enterprise, sometimes on a
real-time  basis.   Acxiom's   AbiliTec  software  provides  the  customer  data
integration  that can  accurately  and quickly  aggregate  all records  about an individual or business.  Customer data  integration (or CDI) is the foundational data management process for every use of customer  information.  During the last two  quarters,  a number of  companies  adopted  AbiliTec  as their  software to deliver customer data integration.

The following statements are based on current expectations. These statements are forward looking,  and actual results may differ materially.  These statements do not include the potential impact of any mergers,  acquisitions or other business combinations  or  divestitures  that may be completed  after  December 31, 2000.
These  statements  also do not  include  any impact of any  required  write-offs related to Montgomery Ward, discussed above.

As outlined  above,  AbiliTec is  providing  significant  opportunities  for the fourth  quarter of fiscal 2001 and for  Acxiom's  2002 fiscal year which  begins
April 1, 2001. Therefore,  we have updated our Outlook for the balance of fiscal
2001 and for fiscal 2002 as follows:

o    The Company maintains its expectation that revenue growth for the remainder of the fiscal year will be at least 25% above  fiscal 2000 after  adjusting for  divested  operations  and any  unusual  levels  of sales  of  computer equipment  (client  servers)  associated  with  delivering  data  warehouse solutions.
o    The Company  maintains  its  expectation  that  AbiliTec  revenues for this fiscal year could be $90 million to $125 million.
o    The tax rate for fiscal 2001 is expected to be 38.5%.
o    Capital  expenditures  are  expected to be $100 million to $120 million for fiscal 2001.
o    Capitalized development of software costs are expected to be $30 million to
     $40 million for fiscal 2001.
o    Depreciation and amortization costs are expected to be $110 million to $120 million for fiscal 2001.

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

As a result of the events outlined above, we believe that the  opportunities for
AbiliTec have enhanced our outlook for the balance of fiscal 2001 and for fiscal
2002. We are maintaining the expectation  discussed last quarter that our fiscal
2001  year-over-year  earnings  per share  growth  could be 20% or  higher  from continuing  operations.  For fiscal  2002,  we believe that revenue and earnings from continuing operations should grow 25% or more.

In  connection  with the  recent  adoption  of the new SEC  rules  on  corporate disclosure,  Acxiom is changing its  procedures  for publishing and updating its
Outlook,  forward-looking statements and risk factors statements.  Following the publication  of the  Outlook in its  quarterly  earnings  release,  Acxiom  will continue its current practice of having corporate representatives meet privately during the quarter with investors, the media, investment analysts and others. At these meetings  Acxiom may reiterate the Outlook  publicly  available on its web site (www.acxiom.com).

Toward the end of each fiscal quarter, Acxiom will have a "Quiet Period" when it no longer publishes or updates the Outlook and Acxiom  representatives  will not comment  concerning the Outlook or Acxiom's  financial  results or expectations.
The Quiet Period will extend until the day when Acxiom's  next earnings  release is published.  For the fourth  quarter,  the Quiet Period will be March 19, 2001 through May 15, 2001.

Certain  statements in this  quarterly  report may  constitute  "forward-looking statements" within the meaning of the Private  Securities  Litigation Reform Act of 1995.  These  statements,  which are not  statements of historical  fact, may contain estimates,  assumptions,  projections and/or expectations  regarding the
Company's financial position,  results of operations,  market position,  product
development,   regulatory  matters,   growth  opportunities  and  growth  rates,
acquisition  and  divestiture  opportunities,  and other  similar  forecasts and statements of expectation.  Words such as "expects,"  "anticipates,"  "intends,"
"plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar  expressions,  are intended to identify these  forward-looking statements.  Such  forward-looking  statements  are  not  guarantees  of  future performance.  They involve  known and unknown  risks,  uncertainties,  and other factors which may cause the actual  results,  performance or achievements of the
Company to be  materially  different  from any future  results,  performance  or achievements  expressed  or  implied  by such  forward-looking  statements.  The forward-looking statements include: statements concerning the Company's need for additional  capital  and the  ability to raise  additional  capital;  statements concerning  future earnings per share growth;  statements  concerning the length and future  impact of the  Company's  investment  in AbiliTec  on the  Company's future revenue and margins;  statements  concerning the benefits of AbiliTec for our customers; statements concerning any competitive lead; statements concerning the  impact  of  implementation  of  AbiliTec  technology  in CRM  applications;
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
statements  that sales of AbiliTec  will  accelerate  and  accelerate  the sales momentum;  statements that AbiliTec will continue to achieve customer acceptance in the marketplace and result in additional  business;  statements that AbiliTec will be perceived  and  realized as a software  capable of allowing its users to better serve consumer  privacy and  preference  interests;  statements  that the company will be able to continue to develop  relationships  with other companies that will be able to successfully  incorporate  AbiliTec into their products and services in a manner that will yield benefits to Acxiom;  statements that Acxiom will meet the  introduction  timetables  for AbiliTec in markets  outside of the
United States;  statements that Acxiom will be able to reach  contractual  terms with  customers who have decided to adopt the Company's  solutions and products, and  statements  concerning  future  revenue  growth;  expectations  for  future
AbiliTec revenues; future earnings expectations;  expected tax rates; days sales outstanding  expectations;  capital  expenditure  expectations;  future software development cost; future depreciation and amortization costs; whether there will be any  write-offs  connected with the  bankruptcy of Montgomery  Ward;  whether additional applications for AbiliTec will continue to arise; whether the channel partner strategy continues to gain momentum; and statements concerning potential growth of international  markets. The following factors may cause actual results to differ materially from those in the forward-looking  statements.  With regard to all statements concerning AbiliTec:  the complexity and uncertainty regarding the  development  of  new  software  and  high  technologies;  the  difficulties associated  with  developing  new  AbiliTec  products;  the loss of market share through  competition or the acceptance of these or other Company  offerings on a less rapid basis than expected; changes in the length of sales cycles due to the nature of  AbiliTec  being an  enterprise-wide  solution;  the  introduction  of competent,  competitive products or technologies by other companies;  changes in the consumer and/or business  information  industries and markets; the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially  reasonable terms; the impact of changing  legislative, accounting,  regulatory and consumer  environments  in the  geographies in which
AbiliTec will be deployed.  With regard to the statements that generally  relate to the business of the Company:  all of the above factors;  the possibility that economic  or other  conditions  might  lead to a  reduction  in  demand  for the
Company's  products and  services;  the  possibility  that the current  economic slowdown may persist; the possibility that significant  customers may experience extreme severe economic difficulty;  the continued ability to attract and retain
qualified  technical  and  leadership   associates  and  the  possible  loss  of
associates to other  organizations;  the ability to properly  motivate the sales force  and  other  associates  of the  Company;  the  ability  to  achieve  cost
reductions  and  avoid   unanticipated   costs;   changes  in  the   litigation,
legislative,  accounting,  regulatory  and consumer  environments  affecting the

Company's  business  including but not limited to  legislation,  regulations and customs relating to the Company's ability to collect,  manage, aggregate and use data;  data  suppliers  might  withdraw  data from the  Company,  leading to the
Company's  inability  to  provide  certain  products  and  services;  short-term contracts affect the  predictability  of the Company's  revenues;  the potential loss of data center capacity or interruption of telecommunication  links; postal rate  increases that could lead to reduced  volumes of business;  customers that may  cancel  or  modify  their  agreements  with  the  Company;  the  successful integration  of any acquired  businesses  and other  competitive  factors.  With specific reference to all statements that relate to the providing of products or services outside the Company's  primary base of operations in the United States:
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
Acxiom has no material  future  earnings or cash flow  expenses  from changes in interest rates related to its other long-term debt  obligations as substantially all of Acxiom's  remaining  long-term debt obligations have fixed rates. At both
December  31, 2000 and March 31,  2000,  the fair value of  Acxiom's  fixed rate long-term obligations approximated carrying value.

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

As of  March  31,  2000,  Acxiom  was a party  to two  equity  forward  purchase agreements  under which it will  purchase 3.1 million and 0.2 million  shares of its common stock at average total costs of  approximately  $20.81 and $26.51 per share,  respectively,  for a total notional purchase price of $69.4 million. The value of the equity forward contracts at March 31, 2000 was $38.6 million, based on the market value of Acxiom  common  stock of $33.25 at March 31, 2000.  As of
December 31, 2000, the Company had entered into another equity forward  contract for 0.5 million shares at $23.37 per share for an additional  notional amount of
$10.6 million.  The value of the three equity forward  contracts at December 31,
2000 was  $60.2  million,  based on a share  price of  $38.94.  The value of the equity  forward  contracts  will vary  based on the  market  price of the common stock.  For each $1.00 increase or decrease in the stock price, the value of the equity  forward  contracts  will  increase  or decrease  by  approximately  $3.7
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

                None

         (b)  Reports on Forms 8-K.

                None

Form 10-Q

                       ACXIOM CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                             Acxiom Corporation

Dated:  February 13, 2001                    By:  /s/ Caroline Rook
                                                -------------------------------
                                                (Signature)
                                                Caroline Rook
                                                Chief Financial Officer
                                                (Chief Accounting Officer)