Form 10-K
period 2001-03-31
ACXIOM CORP
filed 2001-06-27
CIK 733269

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

                                                     FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2001
                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                                               Commission file number 0-13163

                                                     ACXIOM® CORPORATION
                                   (Exact name of registrant as specified in its charter)

                              DELAWARE                                          71-0581897
        (State or other jurisdiction of incorporation                (I.R.S. Employer Identification No.)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of June 20, 2001 as reported on the
Nasdaq National Market, was approximately $1,258,697,273.  (For purposes of determination of the above stated
amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 20, 2001 was 90,029,251.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom Corporation's Annual Report to Shareholders for the fiscal year ended March 31, 2001 ("Annual
Report") are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Proxy Statement for the 2001Annual Meeting of Shareholders ("2001 Proxy Statement") are
incorporated by reference into Part III of this Form 10-K.

                                                      PART I

Item 1.  Business

Acxiom Corporation, a global leader in Customer Data Integration and customer recognition infrastructure, enables businesses to develop and deepen customer relationships by creating a single, accurate view of their customers across the enterprise.  Acxiom achieves this by providing Customer Data Integration software, database management services, and premier customer data content through its AbiliTec™, Solvitur® and InfoBase® products, while also offering a broad range of information technology outsourcing services. Founded in 1969, Acxiom (Nasdaq: ACXM) is based in Little Rock, Arkansas, with locations throughout the United States and with operations in the United
Kingdom, France, Spain and Australia.

Some recent highlights include:

o        Our AbiliTec software was established as the leading Customer Data Integration software solution in the industry, with revenues exceeding $100 million and over 387 billion AbiliTec Links having been applied to date.

o        Subsequent to the end of the last fiscal year, we established a new company division whose sole purpose is to work with leading software companies, systems integrators and consultants to integrate AbiliTec,
         Infobase and other Acxiom technologies as critical components into third party Customer Relationship
         Management solutions. To date, we have signed agreements with approximately 65 companies.  Our partners include such companies as Compaq, Computer Associates, IBM Corporation, Lockheed Martin, Oracle,
         Peoplesoft, PricewaterhouseCoopers, Protagona Worldwide, Siebel Systems, USADATA and Xchange, Inc.

o        We recently launched a new program called OPTICXsm that answers two fundamental questions for our prospective clients: (1) is the client's database good enough to support all marketing and business operations, and (2) how much money could be saved and made using Acxiom's database and Customer Data
         Integration technologies.   Through  OPTICXsm Acxiom tests its solutions and technologies on a client's databases to remove any questions the client may have about deciding to use our products and services.
         Not only does this program demonstrate the power of Axiom's Customer Data Integration solutions, but it also shows that new ways of selling and marketing are called for in the current economic environment.

o        We were named for the third time in four years by Fortune magazine as one of the top 100 companies to work for in America.

o        We improved our brand recognition by 93% among prospective clients, according to independent studies conducted by the Opinion Research Corporation headquartered in Princeton, NJ.

o        We divested several business operations, including Direct Media, CIMS, and a portion of DataQuick, which were not engaged in activities that are central to our core business of offering services and software related to Customer Data Integration and customer recognition.

o        We acquired two small information technology outsourcing firms in California and are in the process of consolidating our three west coast data centers.  We also made investments in several other entities, including HealthCareProConnect, LLC, a joint venture with the American Medical Association; USADATA.com,
         Inc., Acxiom Australia, our joint venture with Publishing and Broadcasting Limited; and Landscape Co.,
         Ltd, a Japanese data company.

                                                      SUMMARY

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. We believe that we offer our clients the most technologically advanced, accurate and timely solutions available. Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.

We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process. Historically, our client base has primarily been Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. More recently, our industry focus has expanded to include the pharmaceuticals/healthcare, e-commerce,
Internet, utilities, automotive, high technology, packaged goods and media/entertainment industries. Some of our major clients include:

Allstate Insurance Company               eFunds                                 The Polk Company
American Express Travel Related          Federated Department Stores, Inc.      Procter & Gamble
     Services Company, Inc.              General Electric Capital Corporation   Rodale Inc.
AT&T Corporation                         Guideposts                             Sears, Roebuck and Co.
Bank of America                          IBM Corporation                        Trans Union LLC
Bank One Financial                       J.P. Morgan Chase & Co.                Vodafone Limited
Citigroup                                MBNA America Bank N.A.                 Wal-Mart Stores, Inc.
Conseco, Inc.                            Physicians Mutual Insurance Co.

Our primary development initiatives over the past several years have been AbiliTec (our patented Customer Data
Integration software) and our related real-time customer recognition software and infrastructure which is the proprietary delivery vehicle for AbiliTec and our InfoBase data products. We believe that AbiliTec is the fastest, most accurate Customer Data Integration technology available in the global marketplace today.  Our web-enabled technology allows us to cost effectively provide our clients with real-time desktop access to actionable information over the Internet and via private networks. For a more detailed discussion of AbiliTec and the real-time customer recognition software and infrastructure, see the section below under "Acxiom's Business /
Competitive Strengths."

Information Services Industry

We believe the following trends and dynamics in the information services industry will continue to provide us with growth opportunities:

o        Increasing recognition of data as a competitive resource

o        Increasing amount of raw data to manage

o        Growth of the Internet and e-commerce

o        Increasing importance of Customer Data Integration and Customer Relationship Management to major corporations

o        Evolution of one-to-one marketing

o        Growth in technology partnering

Competitive Strengths

We intend to reinforce our position as a leading provider of Customer Data Integration and information management solutions by capitalizing on our competitive strengths, which include:

o        Industry-leading Customer Data Integration and Customer Relationship Management technology - AbiliTec and the related real-time customer recognition software and infrastructure

o        Ability to build and manage large-scale databases

o        Accurate and comprehensive data content

o        Comprehensive information management services

o        Ability to attract and retain talent

Growth Strategy

Using our competitive strengths, we are continuing to pursue the following strategic initiatives:

o        Leverage AbiliTec and our related real-time customer recognition software and infrastructure

o        Further penetrate existing and new client industries

o        Expand data content

o        Capture cross-selling opportunities

o        Pursue international opportunities

o        Seek acquisitions and alliances that complement or expand our business

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

We must continue to improve and gain market acceptance of our technology, particularly AbiliTec and related technology, in order to remain competitive and grow.

The complexity and uncertainty regarding the development of new high technologies affects our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of innovative products like AbiliTec and its related technology.  We are also affected by:

o        longer sales cycles due to the nature of AbiliTec being an enterprise-wide solution;

o        the introduction of competent, competitive products or technologies by other companies;

o        changes in the consumer and/or business information industries and markets;

o        the ability to protect our proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

o        the impact of changing legislative, judicial, accounting, regulatory, cultural  and consumer environments in the geographies where AbiliTec will be deployed.

Maintaining technological competitiveness in our data products, processing functionality, software systems and services is key to our continued success. Our ability to continually improve our current processes and to develop and introduce new products and services is essential in order to maintain our competitive position and meet the increasingly sophisticated requirements of our clients. If we fail to do so, we could lose clients to current or future competitors, which could result in decreased revenues, net income and earnings per share.

The current general economic downturn could continue to result in a reduced demand for our products and services.

As a result of the current economic climate, we have experienced a reduction in the demand for our products and services as our clients have looked for ways to reduce their expenses.  If we are unable to successfully control our own expenses, given that a significant portion of our costs are fixed, we could suffer lower net income and earnings per share.

Changes in legislative, judicial, regulatory, cultural or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data.

There could be a material adverse impact on our direct marketing, data sales, and AbiliTec business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data might materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients' requirements.

Data suppliers might withdraw data from us, leading to our inability to provide products and services.

Much of the data that we use is either purchased or licensed from third parties.  We compile the remainder of the data that we use from public record sources.  We could suffer a material adverse effect if owners of the data we use were to withdraw the data from us. Data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of the data, or if judicial risk is created. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

Failure to attract and retain qualified personnel could adversely affect our business.

Competition for qualified technical, sales and other personnel is often intense, and we periodically are required to pay premium wages to attract and retain personnel. There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other personnel necessary to conduct our operations successfully, particularly if the planned growth occurs.

Short-term contracts affect the predictability of our revenues.

While approximately 70% of our total revenue is currently derived from long-term client contracts (defined as contracts with initial terms of three years or longer), the remainder is not. With respect to that portion of our business which is not under long-term contract, revenues are less predictable, and we must engage in continual sales efforts to maintain revenue stability and future growth.

Our operations outside the U.S. subject us to risks normally associated with international operations.

We conduct business outside of the United States. During the last fiscal year, we received approximately 5% of our revenues from business outside the United States.  As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S.  Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control.  These factors include legislative, judicial, accounting, regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements.  In order to successfully expand non-U.S. revenues in future periods, we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances. To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited, and our operating results could be materially adversely affected.  Although foreign currency translation gains and losses are not currently material to our consolidated financial position, results of operations or cash flows, an increase in our foreign revenues could subject us to foreign currency translation risks in the future.  Additional risks inherent in our non-U.S.
business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.

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

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. In January 2001, first class rates were increased by 1.8%, enhanced carrier route rates were increased by 4.5%, and third class rates were increased by 8.8%.  Another rate increase is scheduled for July 2001.  These increases will, in our opinion, be likely to force direct mailers to mail fewer pieces and to target their prospects more carefully. This sort of response by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.

                                                 ACXIOM'S BUSINESS

Overview

We are a global leader in Customer Data Integration and customer recognition infrastructure, enabling businesses to develop and deepen customer relationships by creating a single, accurate view of their customers across the enterprise.  We achieve this by providing Customer Data Integration software, database management services, and premier customer data content through our AbiliTec, Solvitur and Infobase products, while  also offering a broad range of information technology outsourcing services. Founded in 1969, Acxiom (Nasdaq: ACXM) is based in Little
Rock, Arkansas, with locations throughout the United States and with operations in the United Kingdom, France,
Spain and Australia.

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. We believe that we offer our clients the most technologically advanced, accurate and timely solutions available. Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.

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

o        What are the profiles of our existing customers?

o        Who are our prospective customers?

o        Who are our most profitable customers?

o        What do our customers want and when do they want it?

o        How do we service our customers?

o        How should we price our products and services?

o        What distribution channels should we use?

o        What new products should we develop?

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

Companies using data as a competitive resource have traditionally consisted of Fortune 1000 companies in the financial services, insurance, publishing, information services and retail industries. This group is expanding to include companies in the telecommunications, pharmaceuticals/healthcare, e-commerce, Internet, utilities, packaged goods, automotive, technology and media/entertainment industries. Advances in technology and reductions in hardware and software costs have also helped expand the universe of users to include middle market and small office/home office companies across multiple industries.

Increasing importance of Customer Relationship Management and Customer Data Integration to major corporations.
Customer Relationship Management (CRM) has recently emerged as one of the most important issues facing global companies.  In conjunction with the Internet and e-business, CRM is fundamentally changing the way companies organize and conduct their businesses. Whole new markets are being created around the technologies and services that underlie CRM.  Within the CRM field, there is a growing recognition of the necessity of being able to quickly and efficiently integrate customer data in order for CRM to work effectively.

According to International Data Corporation, a worldwide market research, analysis and consulting firm, the opportunity for overall CRM services, which encompass services for both packaged and custom-built CRM applications, is expected to grow from $33.4 billion in 1999 to $125.7 billion by 2004.  IDC expects the overall data warehousing market to grow at a compound annual growth rate of 28% through 2004. The CRM-centric data warehousing segment is expected to have an even higher growth rate of 37%, growing from $4.2 billion in 1999 to
$20.1 billion by 2004.

Integrated customer data is required for successful execution of CRM-centric data warehousing solutions. IDC's research shows that the Customer Data Integration process consumes up to 70% of the effort in any data warehousing solution.  IDC estimates that the Customer Data Integration market will grow at a 29% compound annual growth rate over the next five years and views it as a pivotal enabling factor of all the interoperating transactional and analytic applications within a closed-loop CRM system.  The ability to successfully complete the closed-loop CRM system depends in large part on Customer Data Integration and hinges on a unified view of the customer.

IDC predicts that the worldwide Customer Data Integration revenue for the years 1999-2004 will have a compound annual growth rate of 29% and will be:

     1999 -  $3,693,000,000

     2000 -  $4,757,000,000

     2001 -  $6,240,000,000

     2002 -  $8,020,000,000

     2003 - $10,257,000,000

     2004 - $13, 201,000,000

Forrester Research, Inc. a leading independent research firm specializing in the future of technology change and its impact on businesses, consumers and society, predicts that the total business-to-consumer sales transacted via the Internet will grow from $45 billion in 2000 to $269 billion in 2005.  The growth in e-business has become a significant factor in the CRM market. Early adopters of e-business strategies have quickly understood the need to develop greater customer intimacy leading to the growing uptake and implementation of e-CRM solutions. We believe that the opportunity of new channels for customer interaction and the consequent cost and revenue implications will contribute to the continued growth of the CRM market.

Increasing amount of raw data to manage.   The combination of demographic shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels have made the information management process increasingly complex. Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, on-line services and the
Internet. The multiplicity of these marketing channels has created more data and compounded the growth and complexity of managing data. Advances in computer and software technology have also unlocked vast amounts of customer data which historically was inaccessible, further increasing the amount of existing data to manage and analyze. Today, it is common for a business to keep several thousand to tens of thousands of characters of information about each customer. This compares to only a few hundred characters of information kept in the late
1980's. As these data resources expand and become more complex, it also becomes increasingly difficult to maintain the quality and integrity of the data.

Growth of the Internet and e-commerce.   The emergence of the Internet is dramatically changing how consumers and businesses are purchasing products and services. IDC estimates that transactions over the Internet will increase from approximately $80.5 billion worldwide in 1999 to $726.1 billion worldwide in 2003. As a result of this change, traditional marketing techniques are being challenged. Businesses are being forced to change how they market to and interact with their customers. This shift is creating an entirely new set of marketing complexities and opportunities, which will require businesses to better understand and utilize customer and market data.
Businesses are seeking access to highly sophisticated technology resources in order to manage this new, data-rich environment and to capitalize on the tremendous growth opportunities associated with this new medium.

Evolution of one-to-one marketing.   Advances in information technology, combined with the ever increasing amounts of raw data and the changing household and population profiles in the United States, have spurred the transition from traditional mass media to targeted one-to-one marketing. One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message. The
Internet has rapidly emerged as an ideal one-to-one marketing channel. It allows marketing messages to be customized to specific consumers and allows marketers to make immediate modifications to their messages based on consumer behavior and response. The Internet can also accomplish these objectives far more cost effectively than existing marketing mediums.

Growth in technology partnering.   Companies are increasingly looking outside of their own organizations for help in managing the complexities of their information needs. The reasons for doing so include:

o        allowing a company to focus on its fundamental business operations

o        avoiding the difficulty of hiring and retaining scarce technical personnel

o        taking advantage of world-class expertise in particular specialty areas

o        benefiting from the cost efficiencies of outsourcing

o        avoiding the organizational and infrastructure costs of building in-house capability

o        benefiting more from the latest technologies

Competitive Strengths

We believe we possess the following competitive strengths which allow us to benefit from the industry trends described above and offer solutions to the information needs of our clients:

AbiliTec -  Industry-leading Customer Data Integration and Customer Relationship Management software

We believe that AbiliTec, together with the related real-time customer recognition software and infrastructure, is the leading solution for companies seeking to better integrate their customer data and manage their customer relationships. CRM involves analyzing, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or customer point of contact in real time is critical to the CRM process.

As the basic infrastructure for integrated CRM solutions, AbiliTec allows the linking of disparate databases across a client's business and makes possible personalized, real-time CRM at every customer touch-point.  We believe that AbiliTec's  unprecedented accuracy and speed have contributed to its establishment as the industry standard for Customer Data Integration, both as an internal processing tool and as the enabler of the single customer view that drives true, one-to-one marketing.

Our AbiliTec software permits up-to-the-minute updating of consumer and business information with our data, thereby creating a new level of data accuracy within the industry. By applying this unique, patented technology, we are able to properly cleanse data and eliminate redundancies, constantly update the data to reflect real-time changes, and combine our data with our clients' data.

We have continued with our previously announced strategy of investing in the implementation of AbiliTec globally.  Our goal is to continue to grow our revenue at our historical rates while continuing to aggressively invest in AbiliTec in order to maintain our first-to-market advantage with this unique software and related technology.  We have completed the successful validation of AbiliTec, noting substantial improvements in the speed and accuracy of combining or appending data and in the accurate matching of valid names and addresses.  We have put in place the processes and production infrastructure necessary to process massive amounts of data, and we are continuously improving the technology.  We have taken the first steps necessary for AbiliTec to become a global offering.  AbiliTec is currently available for licensing in Australia and the United Kingdom. We expect it to be available for general licensing in Germany during the summer of 2001 and in Canada later in the year.  In addition, we continue to hold training sessions across the company designed to better equip our associates with the knowledge and support they need to sell the AbiliTec technologies as enterprise-wide solutions.

The advantages that we expected to achieve from AbiliTec have been realized in the areas of database accuracy, completeness, duplicate eliminations, etc.  The application of AbiliTec Links  (Acxiom's consistent representation of an individual, business, or address which allows duplicate customer records to be easily consolidated, regardless of data inconsistencies) has dramatically increased. The following statistics show the extent of our current application of AbiliTec:

o        Approximately 262 billion AbiliTec Links were applied over the past fiscal year.

o        Over 387 billion AbiliTec Links have been applied to date.

o        An average of 20 million AbiliTec Links per hour in production were applied in the U.S.

o        The average number of duplicate customers recognized by applying the AbiliTec Links for our clients'
         databases was 6.92%.

o        The average number of additional customers recognized was 2.20%.

o        The average number of undeliverable records that can be made deliverable through AbiliTec Enabled
         Products is 38.16%.

Some of the advantages previously realized by the implementation of AbiliTec are:

o        We have estimated that a major retailing client can save $30 million a year in postal costs alone due to a 5.2% improvement in the identification of duplicates and unmailable addresses by applying AbiliTec Links to its 60 million-record data warehouse.

o        A major database of e-mail addresses that once took 17 hours to update can be updated with AbiliTec in
         1.5 hours, a 91% improvement that gives Internet marketers the crucial information they need much more quickly.

o        Using traditional processing methods, only 3.3% of name-and-address records contained in a major financial services company's database were flagged for suppression.  With AbiliTec, 9.8% of the files were identified for suppression, or almost a three-fold improvement.

o        Real estate data gathered from recorders' and assessors' offices across the country, with AbiliTec Links applied, can be ready for marketers' use within three hours versus 24 hours with traditional processing methods, an 88% improvement.

o        As our business has grown over the years, more and more demand has been placed on our mainframe computers. The speed of AbiliTec lessens that load.  For example, processing a leading national retailer's
         250 million-record data warehouse with AbiliTec saves 500 hours, or almost 21 non-stop 24-hour days of mainframe usage per month.

The financial benefits for our clients generated by faster processing times are multi-faceted.  Our clients gain advantages from AbiliTec by:

o        Greatly improving the speed in which campaigns are brought to market in order to seize on opportunities more quickly.

o        Leveraging shorter turnaround times to increase the frequency of data warehouse updates.  With AbiliTec, some Acxiom clients have moved from monthly to weekly updates, others from weekly to nightly, and some plan to utilize the technology in an on-line transaction process (OLTP) mode to update their data continuously, as new information becomes available.

o        Basing marketing and other business decisions on more accurate data.  In the world of customer or prospect data warehouses, fresher information equals more accurate information.

We also believe that AbiliTec enables our clients to better serve the consumer privacy preferences of their customers.  Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to allow their customers to access, correct and selectively opt-out their information, provide better safeguards around their customers' information, and facilitate the addition of information such as preference in time and manner of contact.

Real-Time Customer Recognition Software and Infrastructure

Beginning with the Acxiom Data Network(sm), Acxiom has expanded its real-time multi-channel Customer Data
Integration and customer recognition capabilities with products such as Solvitur4(sm).  This suite of software and infrastructure capabilities allows our clients, in real time, to integrate their existing databases together in ways that have previously been difficult or impossible.  The Acxiom Data Network is an on-line access and web-enabled delivery system that provides authorized clients with real-time desktop access to our AbiliTec technology and InfoBase data via the Internet.  It also enables clients to have real-time access from their desktops to our consumer and business data products, as well as proprietary client data content from databases that we build and manage for our clients.

Our Customer Data Integration and customer recognition technologies allow our clients and us to integrate data directly into CRM applications such as:

o        customer analysis

o        interactive web pages

o        call centers

o        direct mail initiatives

o        campaign management

o        point-of-sale

o        customer service automation

o        sales force automation

Delivery of information over the Internet or via private network, as opposed to traditional delivery through
CD-ROM, floppy discs, tape cartridges or tapes, significantly reduces the turnaround time from days to minutes or seconds and reduces the operating costs associated with extended processing and turnaround.

Solvitur4

For clients with multiple product lines, disparate customer databases, or more than one sales or service channel,
Solvitur4 is a Customer Data Integration solution that enables companies to recognize and have a unified view of their customers and prospects across the enterprise in real time.  In the case of most companies, customer data has typically been inconsistently collected, slowly batch processed, gradually integrated and eventually accessible at some, but not all, customer touch points. We believe that AbiliTec and Solvitur4 provide an accurate and fast Customer Data Integration capability, effectively solving many of the typical CRM problems.

With Solvitur4 and AbiliTec in place, our clients can:

o        Instantly integrate both internal and external customer data across the entire enterprise, gaining a single, unified view of their customers and discovering who their best customers truly are.

o        Eliminate isolated silos of customer information that inevitably build up over time. In the past, the information contained in these "islands" of data typically has been both difficult to access and not readily available to other areas within a company.

o        Understand their customers' product and service expectations significantly better by viewing them in the context of their purchases and expressed preferences.

o        Engage, for the first time, in truly integrated and coordinated multi-channel marketing as a result of real-time Customer Data Integration.

In addition, Solvitur4 enables our clients to implement AbiliTec and to perform real-time Customer Data
Integration with little or no change to their existing information delivery systems because Solvitur4 is
"non-invasive," i.e., its processes work alongside our clients' existing applications and databases.  This results in significant savings in time, money and internal discord.

Ability to build and manage large-scale databases.

We have extensive experience in developing and managing large-scale databases for some of the world's largest companies, including AT&T, Allstate, Citibank, General Electric, IBM, and Sears. Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information. We house over 300 terabytes of disk storage for database solutions. A terabyte is approximately one trillion bytes, and is the scale often used when measuring computer storage.

We provide a complete solution that starts with consulting, integrates data content, applies data management technology and delivers CRM applications to the desktop. Our open system client/server environment allows our clients to use a variety of tools, and provides the greatest flexibility in analyzing data relationships. This open system environment also optimizes our clients' requirements for volume, speed, scalability and functional performance.

Accurate and comprehensive data content.

We believe that we have the most comprehensive and accurate collection of United States consumer, business, property and telephone marketing data available from a single supplier. We believe we process more mailing lists than any other company in the United States.  Our InfoBase consumer database contains approximately 17 billion data elements, which we believe covers over 95% of all households in the United States. Our InfoBase business database covers over 13 million United States businesses. Our real estate database, which includes most major
United States metropolitan areas, covers approximately 70 million properties in 41 states. We believe our
InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for business and consumer telephone numbers in the United States and Canada. Our clients use this data to manage existing customer relationships and to target prospective customers.

We intend to launch Consumer InfoBase in the U.K. in fiscal 2002. We believe that it will have the most comprehensive and accurate collection of United Kingdom consumer marketing data available from a single supplier.  The information will contain data collected from a number of sources that have been brought together to form a single view. Telephone numbers will also be available to append to records for telemarketing
purposes.   Our InfoBase consumer database contains over 500 different data variables, and we believe the total
file covers over 95% of all households in the United Kingdom.   In addition, we also have a substantial file of
business-to-business data in the U.K.  Our Business InfoBase database covers approximately 2 million United
Kingdom businesses.  As in the U.S., our U.K. clients will use the data held in Consumer InfoBase and Business
InfoBase to manage existing customer relationships and to target prospective customers.

In Australia, Acxiom is a leading supplier of consumer, business and property information for marketing purposes.  Under a range of brand names, Acxiom's data products are used by major financial institutions, telecommunications companies and retailers to help them strengthen their customer relationships and grow their market share.  Consumer InfoBase, modeled on the U.S. InfoBase product, has over 95% coverage of Australian consumers, and contains contact information, housing details, and real estate activity data, together with consumer level demographic and lifestyle data.  We believe it is the most comprehensive, accurate and up-to-date marketing database in Australia.  It contains data derived from a large range of sources, delivered through a single source to our clients, who derive significant benefits in target marketing, geo-demographic modeling and customer care.  Our Australian business-to-business product, B-Data, has contact and business information on over
750,000 Australian businesses and is used extensively by business-to-business marketers.  It is maintained by a telemarketing center with extensive expertise in collecting details of senior officials of businesses, thereby supporting direct marketing in the business environment.  Our clients use data from these databases to target prospective customers and strengthen relationships with their existing customers.

Comprehensive information management services.

We offer our clients comprehensive, integrated information management solutions tailored to their specific needs.
We believe our total solution approach is a competitive strength because it allows our clients to use a sole service provider for all of their information management needs. Our information technology solutions cover the computing requirements of our clients, ranging from full mainframe information processing centers to desktop applications.  We currently operate several large mainframe and midrange data centers, manage numerous networks, and host Internet applications. We offer information management services in the following areas:

o        mainframe computing operations

o        client server management

o        network management

o        web hosting and content change management

o        help desks

o        high-speed electronic printing

o        print and mailing outsourcing

o        bill presentation services

Ability to attract and retain talent.

We believe our progressive culture allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce. Our culture is based on concepts such as leadership, associate development, and continuous improvement. Our business culture rewards customer satisfaction, associate satisfaction and profitability. In addition to our culture, our extensive geographic presence, with over 50 locations in the United States, Europe, and Australia, including Atlanta, Chicago, London, Los Angeles, New York,
Phoenix, and Sydney, has enhanced our ability to attract talented associates. In 2000 and 2001, we were named in
ComputerWorld magazine as one of the top 100 information technology companies to work for, and Business Week ranked us in its list of the top 200 IT companies in the U.S.  And for the third time in four years, we were recently named one of the "100 Best Companies to Work For" by Fortune magazine.

Growth Strategy

Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

Leverage AbiliTec and the related real-time Customer Data Integration and recognition software and infrastructure, including Solvitur4 and our InfoBase data products,  to deliver Customer Relationship Management solutions to our clients.

Since 1997, our primary development initiative has been our Customer Data Integration software, AbiliTec, and our related  real-time Customer Data Integration and recognition software and infrastructure, including Solvitur4.
These are proprietary technologies that enable us to provide our clients with what we believe to be the industry's most accurate and cost-effective means to integrate their customer and prospect data. We then provide the capability to further enhance and add decision-making intelligence to that data with our line of InfoBase consumer and business data products. All of these Customer Data Integration processes can take place in a traditional batch mode or in real time over the Internet or via private network. These technologies are available to a broad range of businesses that desire to better manage their existing and prospective customer relationships.

Our technology to deliver these capabilities over the Internet was the first offered in the marketplace in 1998.
Our goal has been to establish these technologies as the widely accepted standard for integrating, managing and enhancing consumer and business data, providing a single, accurate and comprehensive view of the customer in real time across the enterprise. We are marketing AbiliTec, Solvitur4 and InfoBase through our existing sales organization and through our strategic alliances, including leading e-commerce and CRM software solution providers such as Oracle and IBM. We generate revenues from these technologies in the following primary ways:

o    Our clients can license our AbiliTec Customer Data Integration software and use it to access our
     AbiliTec Links on-line to create a single customer view between multiple internal and external data sources.
     This information can be used, along with business rules, to drive CRM decisions in real time.

o    Our clients can use our Solvitur4 real-time CRM solution as a cost-effective channel for accessing customer information from a variety of internal and external data sources. Solvitur4 can easily be integrated into existing legacy systems with a minimum of re-engineering effort.

o    Our clients can access our comprehensive line of InfoBase consumer and business data products to add business intelligence to internal customer information. InfoBase can be accessed using traditional batch processing technologies or directly on line.

o    The ease of use and tightly integrated nature of our data (InfoBase), Customer Data Integration
     (AbiliTec) and customer recognition (Solvitur4) products allow us to offer seamless CRM solutions to our customers. We typically bundle these products with a professional services offering to create a customized solution for our clients.

o    In addition, each of these products can be integrated directly into the decision systems offered by our strategic alliance partners to enhance their unique value proposition to their customers. This alliance partner strategy allows us to extend the scope of our services in our existing markets and expand our client base.

In addition to the benefits we can provide for our clients, using AbiliTec for our internal processing operations creates computer and personnel cost savings for us.

Further penetrate existing and new client industries.

Our clients expect information management solutions tailored to the needs of their particular industry. We have developed specific knowledge for the industries we serve, among which are the financial services, insurance, information services, direct marketing, publishing, retail, pharmaceuticals/healthcare, technology and telecommunications industries. We expect to continue to expand our presence in these industries as well as to penetrate other industries as their information management needs increase. The telecommunications and utilities industries are examples of industries where information about existing and prospective customers is becoming increasingly important as they move into a deregulated environment. Other industries which we believe are undergoing changes that will increase the need for data and information management services include the
e-commerce, Internet, automotive, packaged goods and the media/entertainment sectors.

Expand data content.

We continue to invest substantial resources to maintain the quality and increase the scope of our databases. We enhance our databases by adding new data through multiple sources and increasing the accuracy of the data through the use of AbiliTec. Expanding our data content offerings enables us to grow existing client relationships, capture new clients and enter new industries. Data content also represents an attractive business model for us because we can repackage it into multiple formats or sell it through various distribution channels, at a minimal incremental cost.

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
Bertelsmann has significant  data assets in Germany,  and does extensive work in Austria and  Switzerland,  as well as in Spain.  Together  with  Bertelsmann,  we intend  to  deliver  international  marketing  data and  information management  solutions to multinational  clients operating in the major European markets.  The alliance will combine the  geographic  market  strengths of Bertelsmann  operations in Germany and Austria with Acxiom  operations in the
United Kingdom.  The alliance also will leverage the  complementary  market  services of each company,  notably the international  data content assets of Bertelsmann and the international  Customer Data  Integration,  CRM, and data access and delivery  solutions  offered by Acxiom.  The  alliance  will be an  important  step towards  introducing
AbiliTec as the industry  standard for Customer Data  Integration  across Europe.  We believe that the introduction of AbiliTec to the European market will be accelerated  and enhanced by  Bertelsmann's  exceptional  access to high quality data content.

We have also pursued an alliance or partnership relationship with other companies in order to hasten our entry into markets outside of the United States. For the Australian marketplace we have a joint venture with PBL, a large publisher and broadcasting company in Sydney, Australia, through which we are offering our products and services in Australia and New Zealand.  We have also entered into an alliance with OgilvyOne, a leading worldwide marketing agency owned by WPP Group. This alliance, called Levante, was created during 2000 and combines
OgilvyOne's strategic and consultative skills with AbiliTec and other Acxiom technology to help companies deploy international database marketing programs.

Effective April 1, 2000, we changed our internal operations so as to integrate what was formerly a separate international revenue division into the domestic revenue divisions, so that each operating division now has an international component. Our intention is to transform Acxiom from a company with international offices into a global company capable of providing solutions to our customers in any part of the world.  This represents a fundamental change not only in terms of organizational structure, but in all of our processes. It is affecting how we communicate, how we sell, how we market, and how we team.  We have been configuring our European operations centers to support larger, more complex software systems, and plans to market AbiliTec globally are underway.  We have also formed a Global Growth Team, comprised of senior company leadership that is focused on setting our global growth strategies and overseeing the implementation those strategies.

We continue to believe that our existing international presence, combined with the emerging market demand for our information services, represents a large growth opportunity for us.  However given the slowdown in economic growth in many parts of the world, we expect that our growth in these areas may be adversely impacted.

Seek acquisitions and alliances.

We will continue to seek acquisition and alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services or market presence in a new industry.  Previous acquisitions have significantly extended our range of products and services, increased our client base, and expanded our industry coverage. We currently have a number of strategic alliances and actively seek new alliances with channel partners, software developers and data content providers that will strengthen our position in the marketplace and help us better serve our customers.  We continually review our mix of businesses to determine that we have the correct combination of people, products, services and other resources to allow us to better serve our customers.

Strategic Alliances

Effective April 1, 2001, Acxiom established a new company division to seek alliances with many of the world's leading CRM and consulting companies to make AbiliTec and our InfoBase data products core components of the solutions they sell to their customers.  Our partners include companies such as Compaq, Computer Associates, IBM
Corporation, Lockheed Martin, Oracle, PeopleSoft, PricewaterhouseCoopers, Protagona Worldwide, Siebel Systems,
USADATA and Xchange, Inc.

As the number of businesses striving to become more customer-focused increases, so does the demand for comprehensive CRM solutions. Through our strategic alliance partnerships, Acxiom provides the Customer Data
Integration that is the foundation of efficient CRM. AbiliTec, when embedded in CRM solutions, provides a company with complete and accurate recognition of its customers - a single view across multiple enterprise systems and applications - and the knowledge needed to optimize customer interactions and marketing campaigns.

With AbiliTec Links in place on customer records, enhancing customer data with Acxiom's InfoBase products becomes a seamless, real-time event. Demographic enhancement data can further refine and optimize CRM strategies and expand opportunities to personalize offers and identify future potential customers.

Acxiom products embedded within strategic alliance partner solutions also enable privacy compliance and promote consumer trust. Using AbiliTec to link customer information across an enterprise, companies can offer customers information access and correction on demand, while managing customer interaction preferences across multiple touch points.

Effective CRM is founded on the ability to see, interpret and act promptly upon customer information. Acxiom's
Customer Data Integration and data products in our strategic alliance partners' solutions help companies realize the full potential of their CRM investment. Our newly formed Strategic Alliances Division and our assignment of key resources to this effort demonstrate our commitment to developing these channels. The goal of the new division is to achieve seamless integration of our products into our strategic alliance partners' solution offerings.

Business Segments

We have three business segments: Services, Data and Software Products, and Information Technology (IT) Management.

Services

Our Services segment provides solutions that integrate and manage customer, consumer, and business data using our information management skills and technology, as well as our InfoBase data products. Our AbiliTec software, which provides Customer Data Integration capabilities, together with Solvitur4 positions us for a greater share of the growing CRM market. Customer Data Integration lies at the core of effective CRM, providing a single view of the customer, in real time, across multiple data sources. This unified view, enabled through AbiliTec's linking technology and Solvitur4, gives our clients the ability to reach their customers more rapidly, efficiently and accurately and to target their sales efforts accordingly.

Using our core competencies of data integration, data management and data delivery, Acxiom builds customized client solutions in the following service areas:

               Service                                                  Description

o        Marketing database and data   o        Develops strategies to effectively use and transform data into
         warehouse design                       actionable information
         consulting
                                       o        Selects data elements that are relevant for a particular client's goals and industry

                                       o        Lays foundation for data warehouse/database development and marketing campaigns

o        Data integration              o        Standardizes, converts, cleanses and validates data to ensure accuracy and remove duplicative and unnecessary data

                                       o        Creates accurate and comprehensive standardized customer profile from disparate data sources

                                       o        Augments client's data with our proprietary data

o        Data warehouse/database       o        Designs, models and builds data warehouse/database
         management and delivery
                                       o        Provides data warehouse/database maintenance and updates

                                       o        Delivers information through a variety of channels, including the
                                                Internet via the Acxiom Data Network

o        CRM applications              o        Provides market planning, analytical and statistical modeling, campaign management, channel implementation, and tracking and reporting applications

                                       o        Enables client to manage and monitor customer relationships

o        AbiliTec-Enabled Solutions    o        Provides numerous Customer Data Integration services for a diversity of business needs (see descriptions below under Data and Software
                                                Products)

o        List processing               o        Provides processing tools to increase accuracy, deliverability and efficiency of marketing lists

                                       o        Addresses and pre-sorts mailings to maximize postal discounts and minimize handling costs

                                       o        Cleanses and integrates mailing list data

Data and Software Products

As discussed above, we believe that AbiliTec is the leading software solution for companies seeking to integrate and manage their customer data and customer relationships.  It allows the linking of separate, disparate databases across a client's business, provides unprecedented speed and accuracy, and permits real-time updating of consumer and business information.  AbiliTec is a software product that is licensed to our clients and that is sold through the following markets:  enterprise, database, channel partner, service bureaus and direct marketing.

The following AbiliTec-Enabled Solutions (AES) demonstrate the power of AbiliTec by delivering accurate, accelerated data solutions that help businesses reduce costs, gain a better understanding of their customer base and build loyal, trust-based customer relationships.

            Product                                                     Description

Consumer Preference Solution           o        Consumer Preference Solution improves CRM efforts by helping companies with legislative compliance and with the management of consumer contact and data-sharing preferences.

Customer Data Quality (CDQ)            o        Designed for companies with large mail volumes, CDQ identifies duplicates within a mail file at a significantly better hit rate than first generation merge/purge programs. As a result, mail costs can be substantially reduced.

Consumer Merge/Purge (CM/P)            o        Consumer Merge/Purge helps manage the overall data integration process when records are brought together from multiple sources. By rapidly standardizing the data and files, CM/P recognizes and groups individuals and households, appending incremental data and creating output files based on client business rules. CM/P enables data analysis and other processes that support account acquisition programs.

Customer File Management (CFM)         o        Customer File Management helps manage customer records to provide a foundation for customer analysis and/or management solutions.

Customer Decisioning System            o        Built on a foundation of CFM or CM/P, Customer Decisioning System
(CDS)                                           provides rapid, structured execution of direct marketing decisions that feeds back to an operating system.

Customer Recognition and               o        Customer Recognition Segmentation helps companies which have
Segmentation                                    undergone a merger or acquisition. The three service modules are:
                                                pre-merger due-diligence; customer recognition across the merged entity
                                                (which enables the company to join disparate data files and reveal a true picture of customers, accounts and households); and customer retention across the merged entity.

Our InfoBase data products include both business and consumer data. We believe InfoBase represents the industry's most comprehensive and accurate marketing data product offerings that are sold on a stand-alone basis as well as integrated with our customized service offerings.  Our clients use our data products for a range of decision-making and CRM functions, including some of the following information driven applications.:

o        identification, verification and segmentation of customers and prospects for direct marketing purposes
o        campaign management
o        Internet marketing
o        point-of-sale marketing
o        sales force automation

o        customer service automation
o        risk management
o        fraud prevention

The data that we use is either purchased or licensed from third parties, or it is obtained from public records.
We utilize multiple data sources to compile our consumer database, including telephone directories, voter registrations, product registration, questionnaires, warranty cards, county real estate property records, purchase transactions, mail-order transactions and postal service information. Our business database is likewise obtained from multiple sources and covers practically every business throughout the United States. Business data is verified by telephone at least once a year or by matching against other sources of the data. Business data sources include: yellow and white pages; annual reports and other Securities and Exchange Commission information;
federal, state and municipal government data; business magazines, newsletters, and newspapers; business registries; the Internet; professional directories; outbound telemarketers; and postal service information. Our real estate database is obtained from county recorders' and assessors' files. We update and maintain our databases frequently in order to provide current information to our clients.

Our primary InfoBase products include the following:

            Product                                                     Description

InfoBase Enhancement (Consumer)        o        InfoBase Enhancement is the leading consumer data enhancement product containing demographic and lifestyle information on the majority of U.S. households, and providing instant access to the first and largest multi-source database in the U.S.

                                       o        InfoBase Enhancement processes customer data through multiple delivery options including traditional or "batch" processing for large volumes of data or online processing using the Acxiom Data Network for smaller volumes for instant processing of individual records.

InfoBase List (Consumer)               o        InfoBase List is a comprehensive multi-sourced consumer list designed to help target prospects more effectively and efficiently.
                                                InfoBase List consists of base name and address records combined with
                                                InfoBase' industry-leading consumer data including key demographics, home ownership characteristics, purchase behavior and lifestyle data.

                                       o        We believe that no other compiled list in the business offers better value in the areas of coverage, selectivity, deliverability, accuracy, freshness and customer service.

                                       o        The Acxiom Data Network provides on-demand, instant access to
                                                Acxiom's InfoBase Consumer Lists.  Through the Acxiom Data Network,
                                                clients may obtain InfoBase-enhanced snapshots of their existing records or host prospects for customer acquisition and retention efforts, quickly and inexpensively.

InfoBase Business Enhancement          o        InfoBase Business Enhancement gives clients access to information on over 13 million businesses.  Clients can combine information from this extensive, multi-sourced database with their own customer records to pinpoint good customers, the best prospects, and the market segments with the highest profit potential.

InfoBase Business List                 o        InfoBase Business List is a powerful tool for business-to-business marketing that combines Acxiom's industry-leading record for superior data quality with access to over 13 million unique businesses nationwide and their key employees.  We believe that no other business list exceeds
                                                InfoBase Business List's level of accuracy and deliverability.

InfoBase TeleSource                    o        We believe that InfoBase TeleSource is the most comprehensive, multi-sourced telephone data product in the United States.  Averaging a
                                                94% connect rate, it allows clients to reach a greater number of qualified customers and prospects.  InfoBase TeleSource's national database contains more than 160 million consumer names, telephone numbers and addresses.  This includes approximately 35 million not available from any other source and approximately 12 million business listings.

InfoBase e-Mail Enhancement            o        This database matches e-mail addresses to corresponding postal names and addresses.  Its purpose is to enhance existing customer files with accurate, deliverable e-mail addresses, including reverse e-mail append.

InfoBase Analytics:  Data              o        DPA provides our clients with a comprehensive profile of customers
Profile Analysis (DPA)                          using InfoBase data.  DPA is provided as a printed document, but is also available in PC-compatible formats.

InfoBase Analytics:  Scored            o        This product consists of scoring applied to the InfoBase List file,
List Rental                                     putting into action models previously developed by the client or by
                                                Acxiom.

InfoBase Analytics:  Scored            o        This product consists of custom scoring applied to a client's
Customer Files                                  self-prepared mail file, putting into action models previously developed by the client or by Acxiom.

InfoBase Analytics:  Modeled           o        This product consists of propensity scores or segmentation codes
Data                                            (e.g., estimated income, estimated net worth, internet users, etc.).
                                                Modeled data elements are utilized by other InfoBase products (lists, enhancement, profiler) and are created by Acxiom or by outside sources.

InfoBase BestAddress™                  o        InfoBase BestAddress is a direct mail address-processing product that improves a mailing list's overall effectiveness by optimizing address accuracy and deliverability. InfoBase BestAddress utilizes
                                                AbiliTec Links to deliver the most complete address associated with each delivery point and the most recent and complete address associated with each consumer. On average, AbiliTec-Enabled InfoBase BestAddress delivers results six times faster than traditional address verification processes.

InfoBase Suppression                   o        InfoBase Suppression facilitates compliance with legal and industry privacy guidelines, improves marketing results by eliminating unresponsive prospects, and decreases fraud risks associated with
                                                mailing to unqualified prospects.   InfoBase Suppression is built from
                                                Acxiom's master suppression file, delivering a common access to a variety of suppression sources. Unlike traditional methods of suppression which require multiple passes of a marketer's list against different suppression files, InfoBase Suppression delivers numerous suppression options through a single product.

In addition to the products listed above, we are in the process of finalizing a new Lifestage Segmentation System built from InfoBase data.  It will represent approximately 70 distinct "lifestage" groups based upon a combination of age, marital status, home ownership and other data.  We believe that this system is superior to other similar systems in that it directly represents the behavioral differences of people in one segment versus another, and is built primarily from household level data rather than geographic area data.

IT Management

Information Technology (IT) outsourcing enables our customers to focus on their core business while Acxiom manages their technology needs. We provide IT services and solutions for large systems, mid-range and client/server processors and networks.

Our IT outsourcing services give our customers a secure, high-performance network and computing environment, supported by experienced IT professionals. The benefits include:

o        Maximization of value from IT assets and information system staff

o        Computing and network capacity driven by customer demand

o        Highly scalable computing and network environments

o        24 x 7 system availability

o        Service level improvements

o        Ability to implement new technologies

o        Access to skilled technical personnel

o        Improved management of operating costs while freeing up capital

------------------------------------------------- -------- -----------------------------------------------------------
                    Overview                                                        Services
-------------------------------------------------          -----------------------------------------------------------

Our IT solutions cover the computing needs of              We offer technology services in the following areas:
our clients, ranging from full mainframe                   o        Mainframe computing operations
information processing centers to the desktop.             o        Client/server management
Acxiom currently operates several large and                o        Network management
hardened data centers, manages high-speed                  o        Web hosting and content change management
networks, and hosts Internet e-commerce                    o        Help desk support
applications.                                              o        High-speed electronic printing and mail services
                                                           o        Electronic bill presentment

Clients

Our clients are primarily in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. Our ten largest clients represented approximately 37% of our revenues in fiscal 2001. No one client accounted for more than 10% of our revenue during the past fiscal year.

We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts (defined as contracts with initial terms of at least three years in length). In fiscal 2001,
70% of our revenue was derived from customers which were under long-term contracts.

Representative clients, including AbiliTec licensees, by most of the industries we serve include:

Financial Services                     Pharmaceuticals/Healthcare             Retail
Bank One Financial                     Abbott Laboratories                    Canadian Tire
Bank of America                        Bristol-Meyers Squibb                  Circuit City
J. P. Morgan Chase & Co.               HealthCarePro Connect                  Federated Department Stores
Citicorp Credit Services, Inc.         MedExact USA                           Gucci America, Inc.
Conseco, Inc.                          Pfizer                                 Jiffy Lube
eFunds Corporation                     Sankyo                                 Lands' End
First USA Bank                         Schering                               LensCrafters
Franklin Covey Co.                     Searle                                 Neiman Marcus
GE Capital Corp                        St. Jude                               Sears Roebuck & Company
MBNA America Bank N.A.                 TAP Pharmaceuticals                    Viking Office Products
Providian                              Wellpoint Health Networks, Inc.        Wal-Mart

Publishing                             Technology                             Telecommunications
Advance Publications                   3Com                                   AT&T
Guideposts                             BMC Software                           Cablevision
Harris Publishing                      E.piphany                              MCI WorldCom
Meredith                               Novell                                 Sprint
National Geographic                    Palm                                   Verizon
Petersen Publishing                                                           Vodafone Airtouch
Rodale

Insurance                              Information Services                   Internet / E-Commerce
Allstate                               ADP                                    America On-Line
Physicians Mutual                      IBM                                    Discovery.com
    Insurance Company                  The Polk Company                       E*Trade
Prudential                             Trans Union LLC                        iWon, Inc.

Automotive                             Packaged Goods
General Motors                         Procter & Gamble
Nissan                                 Unilever
Mercedes

In addition, our Information Technology Management outsourcing customers include a wide array of clients, such as
Baxter International, Blue Cross Blue Shield Association, Borden Foods, Brooks Brothers, City of Chicago, Deluxe,
Hilton Hotels, Jack-in-the-Box, Rexam, R.R. Donnelly, Safety-Kleen, Trans Union, 20th Century Fox, Waste
Management, and Xerox.

Sales and Marketing

We have separate sales forces dedicated to our Services (including Strategic Alliances) and IT Management lines of business.  While we maintain separate teams to allow focus on particular services, technologies, strategies and client demands, we increasingly collaborate across the enterprise to leverage our many relationships in selling the full range of Acxiom solutions.

Our sales forces are organized primarily around industries, with sales representatives trained to focus on clients' needs and determine how Acxiom can bring value to them.  Our largest clients have their own dedicated
Acxiom sales personnel.  Sales to these and other large accounts typically involve business unit leaders, group leaders and other senior leadership members.  Most major contracts are negotiated with the highest levels of our clients' organizations and therefore receive the attention of our most experienced executives.

Our Services Divisions' sales forces include InfoBase representatives selling data directly to clients.  In addition, we have InfoBase sales teams working through our Strategic Alliances Division to incorporate our data into the product offerings of key business partners.  The Strategic Alliances sales force is building partnerships with leading providers of CRM applications to embed our AbiliTec software into their CRM solutions.
This channel approach is expected to significantly broaden AbiliTec's distribution in the marketplace.

The data sales teams that had been operating out of the Products Division are now spread across the Services
Divisions and the Strategic Alliances Division, allowing the Products Division to focus exclusively on creating software and data solutions that will be sold and supported through the other divisions.

Pricing for Products and Services

We have standard pricing guidelines for many services such as list processing, national change of address processing, data cleansing, merge/purge processing and other standard processing. Data warehousing/database management services tend to be more custom-designed and are negotiated individually with each client utilizing the standard pricing guidelines.

Pricing for data warehouses and database builds normally includes separate fees for design, initial build, ongoing updates, queries and outputs. We also price separately for consulting and statistical analysis services.

We publish standard prices for many of our data products. These products are priced with volume and license period discounts. Licenses for our entire consumer or business database for one or more years are priced individually.

AbiliTec is priced as  software, and the right to use it is licensed to our clients typically under one to three year license agreements. The pricing includes separate fees for the annual license and for individual transactions, if applicable.  Both components allow for volume price discounts.  AbiliTec may also be utilized as part of an AbiliTec-enabled service and priced in a bundled service solution.

IT Management services are priced based on the cost of migration, management and operation of the data center, network and client/server systems.

Competition

The information services industry in which we operate is highly competitive, with no single dominant competitor.
Within the industry, there are data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms, and teleservices companies. Many firms offer a limited number of services within a particular geographic area, and several participants tend to be national or international and offer a broad array of information services. However, we do not know of a competitor that offers our complete line of products and services.

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
Competitors in the data warehousing and database services and mailing list processing sectors include
Harte-Hanks, Metromail and Experian (both subsidiaries of Great Universal Stores), Dynamark (a subsidiary of Fair
Isaac), and Epsilon.

In the Data and Software Products market, we compete with two types of firms: data providers and list providers.
Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs and, to a lesser extent, on the pricing of information products and services. Our principal competitors in this market are Abacus Direct, Equifax, Experian, and infoUSA. We also compete with hundreds of smaller firms that provide list brokerage and list management services. An emerging market is the Internet-driven data market.  This consists of two primary areas of emphasis:  the use of the internet to collect and deliver data and the use of email addresses for reaching consumers for marketing.  The addition of the Internet into the traditional compilation and distribution channels has made the market more diverse with potential lower barriers to entry.

In the IT Management services market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments, and price. Our primary competitors include
Affiliated Computer Services, Lockheed Martin, (i)Structure, and the in-house information technology departments of current and prospective clients. In addition, but on a less frequent basis, we compete with IBM Global
Services, Electronic Data Systems, Computer Sciences Corporation, and Perot Systems.

Privacy

We have always taken an active approach with respect to consumer privacy rights. The growth of e-commerce and companies wanting consumer information means that we must work even harder to guarantee that our policies offer individuals the protection to which they are entitled.

Consequently, we actively promote adherence to a common set of strict privacy guidelines for the direct marketing, e-commerce, and data industries as a whole. Industry-wide compliance helps address U.S. privacy concerns and the rigorous safe-harbor requirements of the European Union to ensure the continued free flow of information.

Our own Fair Information Practices Policy outlines the variety of measures we currently take to protect consumers' privacy rights. A copy of this policy is posted on our website at www.acxiom.com. We educate our clients and associates regarding consumer right-to-privacy issues, guidelines and laws. Our policy also explains the steps that consumers may take to have their names removed from our InfoBase line of marketing products and to obtain a copy of the non-public information we maintain about them in our reference products.

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

Privacy legislation is currently pending in Congress and in most of the fifty states, and we anticipate that additional legislation will continue to be introduced in the future. While there has been a significant amount of potential legislative activity, we believe that as legislators come to better understand the importance of data as a fundamental building block of a robust economy, reasonable legislative approaches to data use will prevail.
We are supportive of legislation which codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer's personal information is used for marketing purposes.  We recognize that different types of personal information should be afforded varying safeguards, so with regard to certain types of sensitive personal information (such as personally identifiable medical data), we support choice on an opt-in basis for third-party use.

Employees

Acxiom currently employs approximately 5,400 employees (associates) worldwide. With the exception of approximately 45 associates who are engaged in lettershop and fulfillment activities at Acxiom's Skokie, Illinois facility, none of Acxiom's associates are represented by a labor union or are the subject of a collective bargaining agreement. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

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

The forward-looking statements contained in this report and in Acxiom's Annual Report to Stockholders, portions of which are incorporated by reference into this report, include:  statements on Acxiom's future results of operations; statements concerning future revenue and earnings per share growth; statements concerning the length and future impact of our investment in AbiliTec products and delivery systems on our client base, future revenue and margins; statements concerning the benefits of AbiliTec and our products and services for our customers;
statements concerning any competitive lead or positioning; statements concerning the impact of implementation of
AbiliTec and our products and services in customer relationship management applications; statements concerning the momentum of CRM applications and e-commerce initiatives; statements concerning the future growth and size of the CRM market; statements regarding our ability to penetrate existing and new client industries; statements concerning AbiliTec becoming an industry standard; statements concerning efficiency gains related to the implementation of AbiliTec; and statements concerning potential growth of international markets.

The following are important factors that could cause actual results to differ materially from these forward-looking statements: With regard to all statements concerning AbiliTec: the complexity and uncertainty regarding the development of new high technologies; the loss of market share through competition or the acceptance of these or other company offerings on a less rapid basis than expected; changes in the length of sales cycles due to the nature of AbiliTec being an enterprise-wide solution and other factors; the introduction of competent, competitive products or technologies by other companies; changes in the consumer and/or business information industries and markets; our ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and the impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geography where AbiliTec will be deployed.

With regard to the statements that generally relate to our business: all of the above factors; the possibility that economic or other conditions might lead to a reduction in demand for our products and services; the possibility that some of our customers may experience extreme financial difficulty; our continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations; the ability to properly motivate our sales force and other associates; our ability to achieve cost reductions; changes in the legislative, judicial, accounting, regulatory, cultural and consumer environments affecting our business including but not limited to legislation, regulations and customs relating to our ability to collect, manage, aggregate and use data; the fact that data suppliers might withdraw data from us, leading to our inability to provide certain products and services; the effect of short-term contracts on the predictability of our revenues; the potential loss of data center capacity or interruption of telecommunication links; postal rate increases that could lead to reduced volumes of business; and customers that may cancel or modify their agreements with us.

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
                                                                         office space

(b)         Conway, Arkansas             Eleven facilities held in       Customer service facilities; data center;
                                         fee; one facility secures  a    office space
                                         $2,468,000 encumbrance and
                                         another secures a $9,605,000
                                         encumbrance

(c)         Little Rock, Arkansas        Lease                           Principal executive offices; customer
                                                                         service facilities; office space

(d)         Fayetteville, Arkansas       Lease                           Office space

(e)         Stamford, Connecticut        Lease                           Office space

(f)         Southfield, Michigan         Lease                           Office space; data center

(g)         Carmel, New York             Lease                           Office space; data center

(h)         Memphis, Tennessee           Lease                           Customer service facilities; office space

Acxiom CDC, Inc.:

(a)          Chicago,                    Lease                           Office space; data center
             Illinois

Acxiom Limited:

(a)          London, England             Lease                           Customer service facilities; office space

(b)          Sunderland, England         Held in fee                     Office space; data center; warehouse
                                                                         space; data processing and fulfillment
                                                                         service center and fulfillment service
                                                                         center

(c)          Paris, France               Lease                           Office space

(d)          Barcelona, Spain            Lease                           Office space

Acxiom / May & Speh, Inc.:

(a)          Chatsworth, California      Lease                           Office space; data center; customer
                                                                         service facilities; print facilities

(b)          Woodland Hills, California  Lease                           Office space; data center; customer
                                                                         service facilities; print facilities

(c)          Atlanta, Georgia            Lease                           Office space

(d)          Chicago, Illinois           Lease                           Office space; warehouse facility

(e)          Downer's Grove, Illinois    Lease                           Office space; data center; customer
                                                                         service facilities

(f)          Melville, New York          Lease                           Office space; print facilities

(g)          Rochester, New York         Lease                           Office space

(h)          Bolingbrook, IL             Lease                           Office space

(i)          Los Angeles, CA             Lease                           Office space; data center

Acxiom Australia Pty Ltd.:

(a)          Sydney, Australia           Lease                           Office space

(b)          Brisbane, Australia         Lease                           Office space

(c)          Melbourne, Australia        Lease                           Office space

(d)          North Sydney, Australia     Lease                           Office space

Acxiom SDC, Inc.:

(a)          Skokie,                     Lease                           Office space; data center; customer
             Illinois                                                    service facilities; warehouse facility;
                                                                         lettershop

Acxiom is based in Little Rock, Arkansas with additional locations throughout the United States and has operations in the United Kingdom, France, Spain and Australia.  Construction is in progress on a new customer service facility in Little Rock.  Plans for a new customer service facility in Phoenix have currently been postponed.

In general, our offices, customer service and data processing facilities are in good condition.  Management believes that our current facilities, together with those currently underway, are suitable and adequate to meet our current needs. Management believes that, except for the planned expansions noted above, no substantial additional properties will be required during fiscal year 2002.

Item 3.  Legal Proceedings

On September 20, 1999,  Acxiom and certain of its directors and officers were sued by an individual  shareholder in a purported  class action  filed in the United  States  District  Court for the Eastern  District of Arkansas.  The
action alleged that the defendants  violated  Section 11 of the Securities Act of 1933 in connection  with the July
23,  1999 public  offering of  5,421,000  shares of our common  stock.  In  addition,  the action  sought to assert liability  against  Company Leader Charles Morgan  pursuant to Section 15 of the Securities Act of 1933. The action sought to have a class certified of all purchasers of the stock sold in the public  offering.  Two additional suits were  subsequently  filed in the same venue  against the same  defendants  and asserted the same  allegations.  The plaintiffs  filed a consolidated  complaint,  in response to which a motion to dismiss was filed by the defendants.
On March 30, 2001, the consolidated  complaint was dismissed with prejudice.  The plaintiffs are currently  seeking an appeal of the district  court's  dismissal.  We believe the  allegations  are without merit,  and the defendants intend to vigorously contest the cases.

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

Name                                Position Held                                        Age         Year Elected

Charles D. Morgan                   Chairman of the Board and                            58              1972
                                    Company Leader

Rodger S. Kline                     Director and                                         58              1975
                                    Company Operations Leader

James T. Womble                     Director and Division Leader                         58              1975

David J. Allen                      Division Leader                                      48              2000

Robert S. Bloom                     Company Financial Relations Leader                   45              1992
                                    and Treasurer

R. Bruce Carroll                    Company Marketing Leader                             56              2001

Cindy K. Childers                   Company Organizational                               41              2001
                                    Development Leader

C. Alex Dietz                       Division Leader                                      58              1979

L. Lee Hodges                       Division Leader                                      54              1998

J. Edward Horton                    Division Leader                                      37              2001

Jerry C. Jones                      Company Business Development /                       45              1999
                                    Legal Leader

Caroline Rook                       Company Financial Operations Leader                  43              2000

Paul M. Williams                    Division Leader                                      53              2000
-------------------------

Mr. Morgan joined Acxiom in 1972.  He has been Chairman of the Board of Directors since 1975, and serves as
     Acxiom's Company Leader.  He is also a director and Chairman of the Board of the Direct Marketing
     Association.  In addition, he serves as a member and is the past Chairman of the Board of Trustees of
     Hendrix College.  He was employed by IBM Corporation prior to joining Acxiom. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

Mr. Kline joined Acxiom in 1973 and serves as Acxiom's Company Operations Leader.  Prior to joining Acxiom, Mr.
     Kline was employed by IBM Corporation. For the past ten years, Mr. Kline has served as Chairman of the
     University of Arkansas' College of Engineering Advisory Council.  He holds an electrical engineering degree from the University of Arkansas.

Mr. Womble joined Acxiom in 1974 and currently serves as one of Acxiom's Division Leaders.  Mr. Womble is also a director of Sedona Corporation.  Prior to joining Acxiom, he was employed by IBM Corporation.  He holds a degree in civil engineering from the University of Arkansas.

Mr. Allen joined Acxiom in 1997.  He currently serves as one of Acxiom's Division Leaders and is responsible for leading Acxiom's global development initiatives. Previously, he served as group leader in Acxiom's London office. Prior to joining Acxiom, he was employed by IBM and EDS.  Mr. Allen holds a bachelor's degree in biological sciences from the University of East Anglia (UK), where he graduated with honors.

Mr. Bloom joined Acxiom in 1992.  He currently serves as Company Financial Relations Leader and Treasurer.  Prior
     to joining Acxiom, he was employed for six years with Wilson Sporting Goods Co. as chief financial officer of its international division.  Prior to his employment with Wilson, Mr. Bloom was employed by Arthur
     Andersen LLP for nine years, serving most recently as manager.  Mr. Bloom, a Certified Public Accountant, holds a degree in accounting from the University of Illinois.

Mr. Carroll joined Acxiom in 2000.  He currently serves as Company Marketing Leader.  Prior to joining Acxiom, he was senior vice president of R.L. Polk, where he managed Polk's data engineering and market analysis group of companies. Before its acquisition by Polk in 1996, he was president of Blackburn Marketing Services in
     Toronto, an information technology conglomerate which included Canadian-based Compusearch and US-based
     Carfax.  Prior to his nine years with Blackburn and Polk, Bruce was president/CEO of Claritas Inc. for ten years, based in Washington, D.C., then was managing director of Computerized Marketing Technologies in
     London.  He earned an undergraduate and graduate degrees in history and economics at the University of
     Toronto.

Ms. Childers joined Acxiom in 1985.  She currently serves as Company Organizational Development Leader.  Prior to
     joining Acxiom, she was a Certified Public Accountant in audit and tax for KPMG Peat Marwick. Ms. Childers holds a degree in business administration from the University of Central Arkansas.

Mr. Dietz joined Acxiom in 1970 and served as a vice president until 1975.  From 1975 to 1979 he was an officer of a commercial bank responsible for data processing matters.  Following his return to Acxiom in 1979, Mr.
     Dietz has served as a senior-level officer of Acxiom and is presently one of Acxiom's Division Leaders.  Mr.
     Dietz holds a degree in electrical engineering from Tulane University.

Mr. Hodges joined Acxiom in 1998 as a Division Leader.  Prior to joining Acxiom, he was employed for six years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as a senior vice president.  Prior to that time, Mr. Hodges served in a number of engineering, sales, marketing and executive positions with IBM for 24 years.  Mr. Hodges holds a bachelor's degree in industrial engineering from The
     Pennsylvania State University.

Mr. Horton joined Acxiom in 1987.  He currently serves as one of Acxiom's Division Leaders.  Prior to joining
     Acxiom, he was employed by Diversified Human Resources Group, most recently serving as a data processing consultant.  Mr. Horton holds a bachelor's degree in data processing and quantitative analysis from the
     University of Arkansas and has completed New York University's Diploma Program in direct marketing.

Mr. Jones joined Acxiom in 1999 as Company Business Development / Legal Leader.  Prior to joining Acxiom, he was employed for 19 years as an attorney in private practice with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  Mr. Jones holds a degree in public administration and a law degree from the University of Arkansas.

Ms. Rook joined Acxiom in 2000 as Company Financial Operations Leader.  Prior to joining Acxiom, she was employed by Sterling Software, Inc. for eight years, most recently serving as group vice president of finance and administration of the Business Intelligence Group. Previously, Ms. Rook was a finance manager at Barclays
     Bank, PLC in England and a senior management consultant with Ernst & Whinney in Hong Kong.  Ms. Rook, a
     Fellow of the Institute of Chartered Accountants in England and Wales, holds a degree in computer sciences from the University of Manchester Institute of Science and Technology (UK).

Mr. Williams joined Acxiom in 1989.  He currently serves as one of Acxiom's Division Leaders.  Prior to joining
     Acxiom, he held a number of positions within the information services and financial services industries, including Computer Associates International. Prior to that, he was a systems engineer for IBM.  Mr. Williams holds a degree in management from the University of Arkansas and is a graduate of the SMU Intermediate

     Banking School and the Stonier Graduate School of Bank Management. He also served four years in the United
     States Air Force.

There are no family relationships among any of Acxiom's executive officers and/or directors.

                                                      PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

The information required by this Item appears in Acxiom's Annual Report at p.48, which information is incorporated herein by reference.

Item 6.   Selected Financial Data

The information required by this Item appears in Acxiom's Annual Report at p.8, which information is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in Acxiom's Annual Report at pp. 11-20, which information, other than the information contained under the caption "Outlook," is incorporated herein by reference.  On June 25,
2001 Acxiom filed a Current Report on Form 8-K, revising the "Outlook" section contained on pages 18-19 of
Acxiom's Annual Report.  Shareholders are referred to the Form 8-K for a current statement of Acxiom's expectations regarding its financial outlook.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10%
more in fiscal 2002 than in 2001, there would be no material adverse impact on Acxiom's results of operations.
Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt obligations have fixed rates.  At March 31, 2001, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

As discussed in note 8 to the consolidated financial statements, Acxiom is a party to three equity forward purchase agreements under which it will purchase 3.1 million, 0.2 million, and 0.5 million shares of its common stock at average total costs at March 31, 2001, of approximately $21.81, $27.51 and $24.37 per share, respectively, for a total notional purchase price of $83.8 million.  The value of the equity forward contracts at
March 31, 2001 was a liability of $7.5 million, based on the market value of Acxiom common stock of $20.88 at
March 31, 2001.  The value of the equity forward contracts will vary based on the market price of the common stock.  For each $1.00 increase or decrease in the stock price, the value of the equity forward contracts will increase or decrease by approximately $3.7 million.

During April 2001, Acxiom paid approximately $20 million to reduce the strike price of the equity forward agreement for purchase of the 3.1 million shares from $21.81 to $15.48.  As a result, the total notional amount under the equity forward agreements has been reduced to approximately $64 million.

Item 8.   Financial Statements and Supplementary Data

     The Financial Statements required by this Item appear in Acxiom's Annual Report at pp. 21-44 , which information is incorporated herein by reference.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 19, 2000, the Audit Committee of the Board of Directors approved the engagement of Arthur Andersen LLP as the independent auditors for Acxiom.  As of that date, Arthur Andersen LLP replaced Acxiom's former independent auditors, KPMG LLP.

During the two fiscal years ended March 31, 2000 and the subsequent interim period through July 19, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement.  The independent auditors' report of KPMG LLP on the consolidated financial statements of Acxiom Corporation and subsidiaries as of and for the years ended March 31, 2000 and March 31, 1999 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended March 31, 2000, and the subsequent interim period through July 19, 2000, Arthur
Andersen LLP was not consulted by Acxiom, or by anyone on Acxiom's behalf, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Acxiom's financial statements.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers" at the end of Part I of this Report.  The remaining information required by this Item appears under the captions "Proposals You May Vote On," "Information About the
Board of Directors," and "Section 16(a) Reporting Delinquencies" in Acxiom's 2001 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" in Acxiom's 2001 Proxy
Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item appears under the heading "Stock Ownership" in Acxiom's 2001 Proxy
Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item appears under the heading "Certain Transactions" in Acxiom's 2001 Proxy
Statement, which information is incorporated herein by reference.

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report:

     Financial Statements.

        The following consolidated financial statements of the registrant and its subsidiaries included on pages
        21 through 44 of Acxiom's Annual Report and the Independent Auditors' Reports on page 45 thereof are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                                                        Page

        Consolidated Balance Sheets as of March 31, 2001 and 2000                       21

        Consolidated Statements of Operations for the years ended                       22
        March 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended                       23
        March 31, 2001, 2000 and 1999

        Consolidated Statements of  Stockholders' Equity for the                        24-25
        years ended March 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements
        26-44
        Independent Auditors' Reports                                                   45

     Financial Statement Schedule.

        All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

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
         incorporated herein by reference)

4(b)     Form of Indenture with Form of Note attached as Exhibit "A" for the 5.25% Convertible Subordinated Notes
         due 2003 of Acxiom/May & Speh, Inc. (f/k/a May & Speh, Inc.) (previously filed as Exhibit 4.1 to the
         Form S-3 Registration Statement of May & Speh, Inc., filed on February 19, 1998, Commission File No.
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

10(e)    Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit
         10(e) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File
         No. 0-13163, and incorporated herein by reference)

10(f)    2000 Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(f) to Acxiom's
         Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10(g)    Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(h)    Acxiom Corporation Leadership Team Compensation Plan - Fiscal Year 2002

10(i)    Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to
         Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No.
         0-13163, and incorporated herein by reference)

10(j)    Credit Agreement, dated as of December 29, 1999, among Acxiom Corporation and Chase Bank of Texas,
         National Association, individually and as co-administrative agent for certain other Lenders (the "Credit
         Agreement") (previously filed as Exhibit 10(j) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10(k)    Increased Commitment Supplement to Credit Agreement, dated as of February 22, 2000 (previously filed as
         Exhibit 10(k) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2000,
         Commission File No. 0-13163, and incorporated herein by reference)

10(l)    Increased Commitment Supplement to Credit Agreement, dated as of June 15, 2000 (previously filed as
         Exhibit 10(l) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2000,
         Commission File No. 0-13163, and incorporated herein by reference)

10(m)    General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999

13       Portions of Acxiom's Annual Report

21       Subsidiaries of Acxiom

23(a)    Consent of KPMG LLP

23(b)    Consent of Arthur Andersen LLP

24       Powers of Attorney for Dr. Ann H. Die, William T. Dillard II, Harry L. Gambill, William J. Henderson,
         Rodger S. Kline, Thomas F. (Mack) McLarty, III, Charles D. Morgan, Stephen M. Patterson, Caroline Rook
         and James T. Womble

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report:

o        2000 Associate Stock Option Plan of Acxiom Corporation
o        Acxiom Corporation Leadership Team Compensation Plan - Fiscal Year 2002
o        Acxiom Corporation Non-Qualified Deferred Compensation Plan
o        Acxiom Corporation U.K. Share Option Scheme
o        Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation

     (b) Reports on Form 8-K.

     None.

                                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
Acxiom Corporation:

Under date of May 2, 2000, we reported on the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 2000, which are included in the 2001 annual report to shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 2001.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP

Dallas, Texas
May 2, 2000

                                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

                                                              ACXIOM CORPORATION

Date:  June 27, 2001                                          By:       /s/ Catherine L.
                                                                  ---------------------------------------
                                                                       Catherine L. Hughes
                                                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

Dr. Ann H. Die*                     Director                                                     June 27, 2001
--------------------------
Dr. Ann H. Die

William T. Dillard II*              Director                                                     June 27, 2001
--------------------------
William T. Dillard II

Harry C. Gambill*                   Director                                                     June 27, 2001
--------------------------
Harry C. Gambill

William J. Henderson*               Director                                                     June 27, 2001
--------------------------
William J. Henderson

Rodger S. Kline*                    Company Operations Leader                                    June 27, 2001
--------------------------          and Director (Principal financial officer)
Rodger S. Kline

Thomas F. McLarty, III*             Director                                                     June 27, 2001
--------------------------
Thomas F. McLarty, III

Charles D. Morgan*                  Chairman of the Board and                                    June 27, 2001
--------------------------          Company Leader
Charles D. Morgan                   (Principal executive officer)

Stephen M. Patterson*               Director                                                     June 27, 2001
--------------------------
Stephen M. Patterson

Caroline Rook*                      Company Financial Operations Leader                          June 27, 2001
--------------------------          (Principal accounting officer)
Caroline Rook

James T. Womble*                    Division Leader and Director                                 June 27, 2001
--------------------------
James T. Womble

*By:     /s/ Catherine L. Hughes
        ---------------------------------
         Catherine L. Hughes
         Attorney-in-Fact