Form 10-Q
period 2001-06-30
ACXIOM CORP
filed 2001-08-14
CIK 733269

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001 OR

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

                                                Yes            X   No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 9, 2001 was
90,235,816.

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

Form 10-Q
                                       ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                              (Dollars in thousands)

                                                                  June 30,                 March 31,
                                                                    2001                     2001
                                                            --------------------     ---------------------
                         Assets
Current assets:
  Cash and cash equivalents                                $               9,829     $              14,176
  Trade accounts receivable, net                                         179,993                   196,107
  Deferred income taxes                                                   38,168                    36,211
  Other current assets                                                   111,185                   105,953
                                                            --------------------     ---------------------
     Total current assets                                                339,175                   352,447

Property and equipment, net of accumulated
    depreciation and amortization                                        209,989                   245,340
Software, net of accumulated amortization                                 57,364                    63,906
Excess of cost over fair value of net assets acquired, net               172,286                   172,741
Purchased software licenses, net of accumulated
  amortization                                                           166,189                   168,673
Unbilled and notes receivable, excluding current portions                 65,914                    71,735
Deferred costs, net of accumulated amortization                          109,077                   108,928
Other assets, net                                                         51,807                    48,955
                                                            --------------------     ---------------------
                                                           $           1,171,801     $           1,232,725
                                                            ====================     =====================
          Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                  31,100                    31,031
  Trade accounts payable                                                  48,179                    68,882
  Accrued expenses:
    Merger, integration and impairment                                    13,216                     3,215
    Payroll                                                               17,768                    18,467
    Other                                                                 41,426                    49,767
  Deferred revenue                                                        36,756                    31,273
  Income taxes                                                                 -                    11,685
                                                            --------------------     ---------------------
     Total current liabilities                                           188,445                   214,320
                                                            --------------------     ---------------------

Long-term debt, excluding current installments                           450,353                   369,172
Deferred income taxes                                                          -                    32,785

Commitments and contingencies

Stockholders' equity:
  Common stock                                                             9,099                     9,055
  Additional paid-in capital                                             332,505                   351,921
  Retained earnings                                                      200,116                   263,755
  Accumulated other comprehensive loss                                    (6,470)                   (5,996)
  Treasury stock, at cost                                                 (2,247)                   (2,287)
                                                            --------------------     ---------------------
  Total stockholders' equity                                             533,003                   616,448
                                                            --------------------     ---------------------
                                                           $           1,171,801     $           1,232,725
                                                            ====================     =====================

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                                       ACXIOM CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                 (Dollars in thousands, except per share amounts)

                                                                             For the Three Months
                                                                                    Ended
                                                                                   June 30,

                                                                   2001                                 2000
                                                             -----------------                    -----------------
Revenue                                                     $          205,038                   $          239,573

Operating costs and expenses:
  Salaries and benefits                                                 93,548                               87,445
  Computer, communications and other equipment                          81,727                               41,670
  Data costs                                                            30,789                               26,080
  Other operating costs and expenses                                    46,408                               53,252
  Gains, losses and nonrecurring items, net                             45,342                               (3,064)
                                                             -----------------                    -----------------
    Total operating costs and expenses                                 297,814                              205,383
                                                             -----------------                    -----------------
Income (loss) from operations                                          (92,776)                              34,190

Other income (expense):
  Interest expense                                                      (6,742)                              (5,469)
  Other, net                                                              (791)                               8,222
                                                             -----------------                    -----------------
                                                                        (7,533)                               2,753
                                                             -----------------                    -----------------
Earnings (loss) before income taxes and cumulative effect
  of change in accounting principle                                   (100,309)                              36,943

Income taxes                                                           (36,670)                              14,223
                                                             -----------------                    -----------------
Earnings (loss) before cumulative effect of change in
accounting principle                                                   (63,639)                              22,720

Cumulative effect of change in accounting principle, net
of tax benefit                                                               -                               37,488
                                                             -----------------                    -----------------
Net loss                                                    $          (63,639)                  $          (14,768)
                                                             =================                    =================
Basic earnings (loss) per share:

    Earnings (loss) before cumulative effect of
    accounting change                                       $            (0.71)                  $             0.26

    Cumulative effect of change in accounting principle                     -                                 (0.43)
                                                             -----------------                    -----------------
    Net loss                                                $            (0.71)                  $            (0.17)
                                                             =================                    =================
Diluted earnings (loss) per share:

    Earnings (loss) before cumulative effect of                                                  $             0.24
    accounting change                                       $            (0.71)

    Cumulative effect of change in accounting principle                      -                                (0.38)
                                                             -----------------                    -----------------
    Net loss                                                $            (0.71)                  $            (0.14)
                                                             =================                    =================

See accompanying notes to condensed consolidated financial statements.

Form 10-Q
                                       ACXIOM CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                              (Dollars in thousands)

                                                                                   For the Three
                                                                                    Months Ended
                                                                                      June 30,

                                                                     2001                                  2000
                                                             -----------------                    -----------------

Cash flows from operating activities:
  Net loss                                                  $         (63,639)                    $        (14,768)
  Non-cash operating activities:
    Depreciation and amortization                                      42,446                               28,521
    Loss (gain) on disposal or impairment of assets, net               45,354                              (16,828)
    Cumulative effect of change in accounting principle                     -                               37,488
    Deferred income taxes                                             (34,742)                                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                              15,654                               (1,420)
      Other assets                                                     (5,194)                             (21,974)
      Accounts payable and other liabilities                          (37,024)                             (36,902)
      Merger, integration and impairment costs, net                    (2,135)                             (13,995)
                                                             -----------------                    -----------------
      Net cash used by operating activities                           (39,280)                             (39,878)
                                                             -----------------                    -----------------
   Cash flows from investing activities:
    Proceeds from the disposition of assets                               127                               34,121
    Capitalized software                                               (5,935)                             (10,224)
    Capital expenditures                                               (8,867)                             (10,561)
    Deferral of costs                                                  (8,612)                              (5,337)
    Investments in joint ventures                                      (3,689)                              (4,315)
    Net cash paid in acquisitions                                           -                              (14,133)
                                                             -----------------                    -----------------
      Net cash used by investing activities                           (26,976)                             (10,449)
                                                             -----------------                    -----------------
   Cash flows from financing activities:
    Proceeds from debt                                                102,113                               36,402
    Payments of debt                                                  (20,861)                              (3,101)
    Sale of common stock                                                3,210                                4,340
    Acquisition of treasury stock                                           -                               (4,749)
    Payments on equity forward contracts                              (22,544)                              (1,370)
                                                             -----------------                    -----------------
      Net cash provided by financing activities                        61,918                               31,522
                                                             -----------------                    -----------------
      Effect of exchange rate changes on cash                              (9)                                (116)
                                                             -----------------                    -----------------
      Net decrease in cash and cash equivalents                        (4,347)                             (18,921)
  Cash and cash equivalents at beginning of period                     14,176                               23,924
                                                             -----------------                    -----------------
  Cash and cash equivalents at end of period                $           9,829                    $           5,003
                                                             =================                    =================

  Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                              $           6,714                    $           4,767
      Income taxes                                                     12,192                                1,513
                                                             =================                    =================

See accompanying notes to condensed consolidated financial statements.

Form 10-Q

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

     Certain note  information  has been omitted  because it has not changed  significantly  from that reflected in
     Notes 1  through  20 of the  Notes  to  Consolidated  Financial  Statements  filed as a part of Item 14 of the
     Registrant's  2001 Annual Report on Form 10-K, as filed with the  Securities  and Exchange  Commission on June
     27, 2001.

1.   On June 25,  2001,  the Company  announced  significant  cost-reduction  efforts,  including  a seven  percent workforce reduction (412 individual  associates).  Additionally,  certain other associates who are part of the
     Information  Technology  ("IT")  Management  segment were  terminated  earlier in the quarter.  In addition to these  workforce  reductions,  the Company  entered  into an  agreement  whereby a  significant  amount of its computer  equipment  was  sold  and  leased  back,  resulting  in a  loss  of  $31.2  million  (see  note  3).
     Accordingly,  the Company  recorded  charges related to these workforce  reductions,  the loss on the sale and leaseback of computer  equipment and certain  other  restructuring  activities,  asset  impairments  and other adjustments  and accruals as part of a redirection of the Company's  overall  strategy.  The aggregate  amount of these  charges  recorded by the Company,  including  the loss on the  sale-leaseback  transaction,  totaled
     $45.3 million and were recorded as gains,  losses and nonrecurring  items,  net in the  accompanying  June 30,
     2001 condensed  consolidated  financial  statements.  The charges recorded by the Company,  in addition to the loss on the sale-leaseback transaction,  consisted of $8.3 million in associate-related reserves,  principally employment  contract  termination and severance costs;  $3.6 million for lease and contract  termination costs and $2.2 million for abandoned or otherwise  impaired assets and  transaction  costs to be paid to accountants and attorneys.

     The  associate-related  charges  include  payments to be made under existing  employment  agreements with four terminated  associates  and  involuntary  termination  benefits to 450  associates  whose  positions are being eliminated.  The contract  termination costs consist primarily of lease  terminations that occurred during the quarter-ended  June 30,  2001 in an  effort  to  consolidate  portions  of the  Company's  operations  and the termination of certain other contracts for services that are no longer  consistent with the Company's  overall strategy.  The transaction  costs are fees that were incurred as a direct result of the workforce  reductions, the  sale-leaseback  transaction,  and certain  other  restructuring  and  cost-cutting  measures put in place during  the  quarter  ended  June 30,  2001.  Additionally,  certain  assets  have been  abandoned  or are now impaired as a result of the changes made during this current quarter in the Company's overall strategy.

     The  following  table shows the amounts that were  accrued as of June 30, 2001.  Payments of $1.5 million have already been made during the quarter ended June 30, 2001 on associate-related items (dollars in thousands):

                                                                                      June 30,
                                                                                        2001

                  Associate-related reserves                                           $ 6,809
                  Contract termination costs                                             3,449
                  Transaction costs and other accruals                                     400
                                                                                       $10,658

     In addition to the above charges, the Company recorded  accelerated  depreciation and amortization and certain other charges of approximately  $25.8 million on certain software and long-lived  assets that are no longer in service or have  otherwise  been  deemed  impaired  under the  appropriate  accounting  literature,  primarily
     Statement of Financial  Accounting  Standards  ("SFAS") No. 86, "Accounting for the costs of Computer Software to Be Sold,  Leased,  or Otherwise  Marketed," or SFAS No. 121,  "Accounting  for the Impairment of Long-Lived
     Assets and for Long-Lived Assets to Be Disposed Of."

     During the fourth quarter of the year-ended  March 31, 2001, the Company  recorded a charge included in gains, losses and  nonrecurring  items,  net totaling $34.6 million  relating to the bankruptcy  filing of Montgomery
     Ward ("Wards"),  a significant  customer of the IT Management  segment,  for the write-down of impaired assets and for certain ongoing obligations that have no future benefit to the Company.

     The  following  table  shows the  balances  that were  accrued as of March 31,  2001 and the  changes in those balances during the three months ended June 30, 2001 (dollars in thousands):

                                                          March 31,         Less             June 30,
                                                            2001           Payments            2001

     Ongoing contract costs                                $1,984           (120)             $1,864
     Other accruals                                         1,046           (416)                630
                                                           $3,030           (536)             $2,494

     The remaining accruals will be paid out over periods ranging up to four years.

     During  fiscal 2001,  the Company  completed  the sale of its  remaining  interest in its Direct  Media,  Inc.
     ("DMI") business unit. As  consideration,  the Company  received a 6% note in the approximate  amount of $22.5 million  payable over 7 years for the initial  portion of its  ownership  interest and received an  additional note in the amount of $1.0  million for its  remaining  ownership  interest.  The Company  also  committed  to complete  the  development  of a computer  system for the DMI  business  unit.  At June 30,  2001 the  balance outstanding  under these notes  amounts to $17.6  million and is included in unbilled and notes  receivable in the accompanying condensed consolidated financial statements.

2.   Effective January 1, 2001 the Company changed its method of accounting for certain  transactions,  retroactive to April 1, 2000,  in  accordance  with  Staff  Accounting  Bulletin  ("SAB")  101,  "Revenue  Recognition  in
     Financial  Statements."  The  cumulative  effect  of the  change  resulted  in a charge to  earnings  of $37.5 million,  net of income  tax  benefit  of $21.5  million,  which is  included  in the  accompanying  condensed consolidated  financial  statements  for the period  ended  June 30,  2000.  The effect of this  change on the quarter  ended  June 30,  2000 was to  decrease  earnings  before  the  cumulative  effect  of the  change  in accounting  principle  by $1.7 million  ($0.02 per diluted  share).  For the quarters  ended June 30, 2001 and
     2000,  the Company  recognized  approximately  $5 million and $8 million,  respectively,  in revenue  that was included in the cumulative effect adjustment.

3.   On June 29, 2001 the Company  entered into an  agreement  whereby it sold  equipment  with a net book value of
     $50.7 million to  Technology  Investment  Partners,  LLC ("TIP").  The  aggregate  amount of the proceeds from this  transaction  were $19.5 million,  which represents the estimated fair market value of the equipment sold to TIP.  As a result,  the Company has  recorded a loss on the sale of this  equipment  in the amount of $31.2 million  (see note 1).  Additionally,  simultaneously  with the sale of this  equipment,  the Company  entered into an  agreement  to lease the  equipment  back  from TIP for a period of  thirty-six  months.  The  Company received  $1.9  million of the sale  proceeds  from TIP.  The  remaining  proceeds are expected to be received during  the  quarter  ending  September  30,  2001 when TIP  syndicates  the lease to  various  other  leasing companies.  Included in property and equipment at June 30, 2001 is equipment of $19.5  million  related to the assets under this leaseback arrangement.

4.   Purchased  software licenses include long-term  software licenses which are amortized over their useful lives, including  both prepaid  software and  capitalized  future  software  obligations  for which the  liability is included in long-term debt.  Unbilled and notes  receivable are from the sales of software,  data licenses and equipment  and from the sale of DMI (see note 1), net of the current  portions of such  receivables.  Deferred costs include  up-front  costs that are direct and  incremental  to obtaining the contracts and these deferred costs  are  amortized  over the  service  period of the  contract.  Other  noncurrent  assets  consist  of the following (dollars in thousands):

                                                                                  June 30,         March 31,
                                                                                    2001              2001

        Investments in joint ventures and other companies                        $ 33,460          $ 30,544
        Other, net                                                                 18,347            18,411
                                                                                 $ 51,807          $ 48,955

     Other current  assets  include the current  portion of the unbilled and notes  receivable of $47.4 million and
     $49.1  million as of June 30,  2001 and March 31,  2001,  respectively.  Other  current  assets  also  include prepaid expenses,  non-trade  receivables and other miscellaneous assets of $63.8 million and $56.8 million as of June 30, 2001 and March 31, 2001, respectively.

5.   Long-term debt consists of the following (dollars in thousands):

                                                                                       June 30,              March 31,
                                                                                         2001                   2001

     Unsecured revolving credit agreement                                              $215,399               $129,042

     Convertible subordinated notes due 2003; interest at 5.25%                         114,998                115,000

     Software license liabilities payable over terms up to seven years;
     effective interest rates at approximately 6%                                        90,249                 91,019

     Senior notes payable in annual installments of $4,286 through
     March 2007; interest payable semiannually at 6.92%                                  25,714                 25,714

     Capital leases on land, buildings and equipment payable in monthly installments of principal plus interest at approximately 8%;
     remaining terms up to twenty years                                                  15,895                 19,612

     Unsecured term loan payable in quarterly principal payments of
     $200 plus interest at 8.5%; balance due in 2003                                      7,400                  7,400

     Other capital leases, debt and long-term liabilities                                11,798                 12,416
                                                                                        -------                -------
             Total long-term debt                                                       481,453                400,203

     Less current installments                                                           31,100                 31,031
                                                                                        -------                -------
             Long-term debt, excluding current installments                            $450,353               $369,172
                                                                                        =======                =======

     Primarily as a result of the  nonrecurring  charges  discussed in note 1, as well as the  Company's  change to subscription  revenue  recognition  for  software  sales,  the  Company  was in  violation  of  certain of its financial  loan  covenants at June 30, 2001.  Prior to completion  of the financial  statements as of June 30,
     2001, the Company  obtained a waiver of those  violations  through  August 15, 2001, and began  negotiating an amendment to its  revolving  credit  facility and certain other of its affected  debt  obligations.  On August
     14,  2001,  the Company  obtained an amendment  of its  revolving  credit  facility  and other  affected  debt obligations,  which  reduced the  committed  amount  available  under the  revolver to $265  million,  changed certain  financial  covenants  and provided  that the  outstanding  balance of the revolver will be secured by substantially all of the Company's  unencumbered  real estate and personal  property assets. In addition,  the amendment  requires the Company to satisfy certain covenants by September 14, 2001,  primarily relating to the execution of certain  collateral  agreements for the benefit of the creditors,  as well as the consummation of the term loan to fund the  settlement  of the  equity  forward  agreements  discussed  in note 6.  Until  such covenants are satisfied,  the Company's  borrowings  under the arrangement  are limited to $245 million.  As a result of the waiver and amendment,  the Company is in compliance  with all of its  applicable  financial loan covenants at June 30,  2001,  and the Company  expects to be in  compliance  with the revised  loan  covenants throughout the term of the  agreements,  as amended.  Accordingly,  the Company has classified the portions of its debt  obligations  due beyond  June 30,  2002 as  long-term  in the  accompanying  condensed  consolidated financial statements.

     Subsequent  to June 30, 2001,  the Company paid off the $7.4 million  unsecured  term loan debt,  plus accrued interest.  The balance was paid with proceeds from the revolving credit facility and,  therefore,  the balance of the  unsecured  term  loan at June 30,  2001 is  classified  as  long-term  in the  accompanying  condensed consolidated financial statements.

6.   Below is the  calculation  and  reconciliation  of the numerator and denominator of basic and diluted loss per share (in thousands, except per share amounts):

                                                                                   For the Quarter Ended
                                                                                         June 30,
                                                                              2001                        2000
      Basic loss per share:
          Numerator - net loss                                            $ (63,639)                 $  (14,768)
          Denominator - weighted-average shares                              ======                      ======
               outstanding                                                   89,931                      87,968
                                                                             ======                      ======
               Basic loss per share                                     $     (0.71)                 $    (0.17)
                                                                             ======                      ======
      Diluted loss per share:
          Numerator:
               Net loss                                                   $ (63,639)                  $ (14,768)
               Interest expense on convertible debt (net of tax
               benefit)                                                           -                         928
                                                                             ------                      ------
                                                                          $ (63,639)                  $ (13,840)
                                                                             ======                      ======
          Denominator:
               Weighted-average shares outstanding                           89,931                      87,968
               Effect of common stock options                                     -                       3,626
               Effect of common stock warrants                                    -                         111
               Convertible debt                                                   -                       5,783
                                                                             ------                      ------
                                                                             89,931                      97,488
                                                                             ======                      ======
               Diluted loss per share                                   $     (0.71)                 $    (0.14)
                                                                             ======                      ======

     As required by SFAS No. 128,  "Earnings  Per Share," the Company has used earnings  (loss)  before  cumulative effect of the change in  accounting  principle in the  determination  of whether  potential  common shares are dilutive  or  antidilutive.  As a result,  diluted  loss per share for the period  ended June 30, 2000 is less than the amount reported as basic loss per share.

     All stock options and warrants,  the  convertible  debt and the effect of the equity  forward  contracts  were excluded  from  the  above  calculations  for the  quarter  ended  June  30,  2001  because  such  items  were antidilutive.  The  equivalent  share effects of the common stock options and warrants which were excluded for the quarter ended June 30, 2001 were 2.0 million,  and the equivalent  share effects of the  convertible  debt which was  excluded  was 5.8  million.  Interest  expense on the  convertible  debt (net of income tax effect)
     excluded in computing diluted loss per share for the quarter ended June 30, 2001 was $0.9 million.

     Options to purchase  shares of common stock that were  outstanding  during the period ended June 30, 2000, but were not  included in the  computation  of diluted loss per share  because the options  price was greater than the average market price of the common shares are shown below:

                                                                             For the Quarter
                                                                           Ended June 30, 2000

               Number of shares under option (in thousands)                       1,276

               Range of exercise prices                                      $26.08 - 54.00
                                                                              =============

     The Company has entered into three equity forward  purchase  agreements with a commercial bank to purchase 3.7 million  shares of its common  stock.  During the quarter  ended June 30, 2001,  the Company paid and recorded as a reduction of  stockholders'  equity,  $22.5 million to reduce the weighted average strike price under the equity  forward  agreements  to $17.16 per share and to reduce the  notional  amount under the  agreements  to
     $64.2 million.

     The  contracts  are required to be settled on December 15, 2001.  If the market value of the stock exceeds the price under the equity forward  agreements,  the Company has the option of settling the contracts by receiving cash or stock in an amount  equal to the excess of the market  value over the price under the equity  forward.
     If the market value of the stock is less than the price under the equity forward  agreements,  the Company has the option of settling the  contracts by paying cash or  delivering  shares in the amount of the excess of the contract  amount  over the fair market  value of the stock.  The  Company  can also  settle the  contracts  by paying the full notional  amount and taking  delivery of the stock.  The shares remain issued and  outstanding until the equity forward  purchase  contracts are settled.  The fair value of the equity forward  contracts in effect at June 30, 2001 was a liability of  approximately  $16.1  million based on a stock price of $13.09 per share.  An increase or decrease in the stock price of $1.00 per share  increases or  decreases  the fair value by approximately $3.7 million.

     On August 14, 2001,  in  conjunction  with the  amendment to the  Company's  revolving  credit  facility,  the
     Company  obtained a memorandum of  understanding  relating to the settlement of the equity  forward  contracts through  borrowings of approximately  $64.2 million from a bank under a term loan arrangement.  The funds from the term loan will be used to pay the  notional  amount  under the equity  forward  contracts  and the Company will take delivery of the shares of common stock subject to the  contracts.  The term loan,  which is expected to be closed on or before September 14, 2001, will be due in 2005.

7.   Trade  accounts  receivable  are presented net of allowances for doubtful  accounts,  returns,  and credits of
     $5.5 million and $5.4 million, respectively, at June 30, 2001 and March 31, 2001.

8.   The following tables present information by business segment (dollars in thousands):

                                                                                For the Quarter Ended
                                                                                      June 30,
                                                                           2001                       2000

        Services                                                         $149,422                   $171,061
        Data and Software Products                                         32,854                     30,401
        IT Management                                                      52,966                     55,802
        Intercompany eliminations                                         (30,204)                   (17,691)
                                                                          -------                    -------
               Total revenue                                             $205,038                   $239,573
                                                                          =======                    =======

        Services                                                         $ 10,339                   $ 29,455
        Data and Software Products                                         (1,848)                      (395)
        IT Management                                                       2,364                     10,210
        Intercompany eliminations                                         (17,115)                   (10,138)
        Corporate and other                                               (86,516)                     5,058
                                                                          -------                    -------
              Income from operations                                    $ (92,776)                 $  34,190
                                                                          =======                    =======

     Certain of the  nonrecurring  charges  taken during both the current and prior year were recorded in Corporate and other, since the Company does not hold individual segments responsible for these charges.

9.   The  accumulated  balance  of other  comprehensive  loss,  which  consists  of  foreign  currency  translation adjustments and, during the prior year, also included unrealized  depreciation on marketable  securities,  was
     $6.5  million and $6.0 million as of June 30, 2001 and March 31, 2001,  respectively.  Comprehensive  loss was
     $64.1 million and $15.8 million for the quarters ended June 30, 2001 and 2000, respectively.

10.  During June 2001,  the Financial  Accounting  Standards  Board issued SFAS No. 141,  "Business  Combinations,"
     which replaces  Accounting  Principles  Board ("APB")  Opinion No. 16, and issued SFAS No. 142,  "Goodwill and
     Other  Intangible  Assets,"  which  replaces APB Opinion No. 17 and amends SFAS No. 121.  Under the provisions of SFAS No.  141,  all  business  combinations  initiated  after June 30, 2001 must be  accounting  for by the purchase  method  of  accounting.  The  use of the  pooling-of-interest  method  of  accounting  for  business combinations is prohibited.

     Under the  provisions  of SFAS No. 142,  amortization  of goodwill  and other  intangible  assets that have an indeterminate  life is to be  discontinued.  However,  an  impairment  analysis  must be  performed  for these intangible  assets,  at least  annually,  with any  impairment  recorded  as a charge to  earnings  during the current  period.  The Company has elected to early adopt the  provisions of SFAS No. 142 and has  discontinued
     the  amortization of its goodwill  balances  effective April 1, 2001,  which resulted in a decrease to the net loss during the  current  quarter of  approximately  $2 million  ($0.02 per diluted  share) and is expected to result in an increase  in net income  (loss) of  approximately  $7 million  ($0.08 per diluted  share) for the year ended March 31, 2002. Other acquired  intangible  assets,  including the amortization  thereof,  were not material at either June 30, 2001 or at March 31, 2001,  or for the quarters  ended June 30, 2001 and 2000.  As required by the  provisions  of SFAS No. 142,  the Company  must  complete  part one of a two-part  impairment analysis of its goodwill by September  30, 2001. At that time,  the Company will be able to determine  whether any potential  impairment  exists as of April 1, 2001,  although the amount of the impairment charge cannot be determined  until part two of the test is  completed,  which must be completed by the end of fiscal 2002.  Any impairment  charge  calculated  upon  completion  of part two of the  impairment  test will be  recorded  as a cumulative effect of a change in accounting principle retroactive to the beginning of the fiscal year.

     The  changes in the  carrying  amount of  goodwill  for the three  months  ended June 30,  2001 are as follows
     (dollars in thousands):

                                                                 Data and Software
                                                                     Products          IT Management
                                                   Services                                                 Total

        Balance at April 1, 2001                    $90,192           $5,961              $76,588         $172,741
        Change in foreign currency
             translation adjustment                    (455)               -                    -             (455)
                                                     ------            -----               ------          -------
        Balance at June 30, 2001                    $89,737           $5,961              $76,588         $172,286
                                                     ======            =====               ======          =======

     The  following  table  shows  what net loss and  basic and  diluted  loss per  share  would  have been for the quarters ended June 30, 2001 and 2000 exclusive of  amortization  expense  recognized in those periods related to goodwill (dollars in thousands, except per share amounts):

                                                                      For the Quarter Ended
                                                                             June 30,
                                                                 2001                           2000

          Reported net loss                                   $(63,639)                      $(14,768)
          Goodwill amortization                                      -                          1,564
                                                                ------                         ------
          Adjusted net loss                                   $(63,639)                      $(13,204)
                                                                ======                         ======
          Basic loss per share:
               Reported net loss                              $  (0.71)                      $  (0.17)
               Goodwill amortization                                 -                           0.02
                                                                ------                         ------
               Adjusted net loss                              $  (0.71)                      $  (0.15)
                                                                ======                         ======
          Diluted loss per share:
               Reported net loss                              $  (0.71)                      $  (0.14)
               Goodwill amortization                                 -                           0.01
                                                                ------                         ------
               Adjusted net loss                              $  (0.71)                      $  (0.13)
                                                                ======                         ======

Form 10-Q

                                      Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

Effective  January 1, 2001,  the Company  changed its method of accounting for revenue  recognition  retroactive to
April 1, 2000, in accordance  with Staff  Accounting  Bulletin 101 ("SAB 101"),  "Revenue  Recognition in Financial
Statements."  The  cumulative  effect of the change  resulted  in a charge to  earnings  of $37.5  million,  net of income tax benefit of $21.5  million.  The effect of the change on the quarter  ended June 30, 2000 was to decrease earnings  before the  cumulative  effect of the change in accounting  principle by $1.7 million  ($0.02 per diluted share).  Also,  effective April 1, 2001, the Company made certain  modifications to its standard  AbiliTec software sales  agreements  such that  vendor-specific  objective  evidence is not  attainable on many of its software sales transactions  entered  into  subsequent  to that date.  Accordingly,  the Company now  recognizes  revenue from the sales of AbiliTec software on a straight-line basis over the term of the agreement.

Results of Operations

For the quarter  ended June 30, 2001,  consolidated  revenue was $205.0  million,  down 14% from the same quarter a year ago.  Adjusting  the prior year for the pro forma effects of  straight-line  revenue  recognition  on software contract  sales  results in a decrease in revenue of 13% for the current  quarter of fiscal 2002 as compared to the quarter  ended June 30,  2000.  This decline in revenue is due  primarily to the overall  decline in the economy in that we are seeing customers postpone or otherwise delay project work.

The following table shows the Company's  revenue by business  segment for the quarters ended June 30, 2001 and 2000
(dollars in millions):

                                                               June 30,               %
                                                          2001         2000         Change

                Services
                Data and Software Products               $149.4       $171.1         -13%
                IT Management                              32.8         30.4          +8
                Intercompany eliminations                  53.0         55.8          -5
                                                          (30.2)       (17.7)        +71
                                                          -----        -----          --
                                                         $205.0       $239.6         -14%
                                                          =====        =====          ==

Services  segment revenue of $149.4 million  declined 13% over the prior year.  Adjusting the prior quarter revenue for the pro forma effect of straight-line  revenue  recognition,  the Services segment would have declined 11% over the first  quarter in the prior year.  As noted above,  this decline is primarily  attributable  to the deferral of project work.

Data and Software  Products  segment revenue of $32.8 million  increased 8% from the prior year.  Adjusting for the pro forma effect of straight-line  revenue  recognition on software  contract sales, the segment revenue would have grown  18% as  compared  to the same  quarter  last  year.  The  major  factor  contributing  to growth in Data and
Software Products was an increase in InfoBase revenues as compared to the same quarter last year.

Information  Technology  ("IT")  Management  segment revenue of $53.0 million reflects a 5% decrease over the prior year.  The decrease in the IT  Management  segment  revenue is due to the loss of  Montgomery  Ward  ("Wards")  who filed for  bankruptcy  during  December  2000.  Excluding the impact of Wards,  segment  revenue would have been up slightly.

Certain  revenues,  including  certain  data and software  products  revenue,  are reported  both as revenue in the segment  which owns the customer  relationship  (generally  the Services  segment) as well as the Data and Software
Products segment which owns the product  development,  maintenance,  sales support,  etc. These duplicate  revenues are eliminated in consolidation.  The intercompany  elimination  increased 71% for the quarter due to the continued
increase in the percentage of data and software products revenues generated from the other segments.

The  following  table  presents  operating  expenses  for the  quarters  ended June 30,  2001 and 2000  (dollars in millions):

                                                                June 30,                  %
                                                         2001              2000          Change

          Salaries and benefits                         $93.6             $87.4          + 7%
          Computer, communications and
               other equipment                           81.7              41.7          +96
          Data costs                                     30.8              26.1          +18
          Other operating costs and
              expenses                                   46.4              53.3          -13
          Gains, losses and nonrecurring
              items, net                                 45.3              (3.1)           -
                                                         ----             -----           --
                                                       $297.8            $205.4          +45%
                                                        =====             =====           ==

Salaries and benefits for the quarter  increased  7% from the prior  year's first  quarter.  Excluding  adjustments made during the quarter for certain  benefits,  salaries and  benefits  growth was flat.  During the quarter  ended
June  30,  2001,  the  Company  required  most  associates  to take a 5% pay cut in  exchange  for  stock  options.
Additionally,  a significant number of associates  volunteered for an additional pay cut in exchange for additional stock options.  Projected salaries and benefit costs for the balance of fiscal 2002 will  substantially  decline as a result of the restructured operations and the work force reductions discussed below.

Computer,  communications  and  other  equipment  costs  increased  96%  over the  prior  year.  Adjusting  for the additional  depreciation and amortization  associated with certain impaired assets,  computer,  communications  and other equipment costs increased 15%.

Data costs grew 18% over the prior year.  Increases in data costs are  principally  the result of higher data costs on Allstate  revenues  quarter over quarter and, to a lesser extent,  new data sources and higher data royalties on
InfoBase data sales.

Other  operating  costs and  expenses  decreased  by 13%  compared  to a year ago,  primarily  as a result of lower hardware sales than the year earlier period.

During the quarter  ended June 30, 2001,  the Company  restructured  its  operations  in reaction to the  continued
economic  slowdown and the related revenue impact.  As a result,  the Company recorded special charges (included in gains,  losses and  nonrecurring  items,  net) of $45.3 million.  These charges  consist of a loss of $31.2 million associated  with the sale and  leaseback  of certain  equipment  (see notes 1 and 3 to the  condensed  consolidated financial  statements);  $8.3 million in associate-related  reserves,  principally employment contract terminations and  severance  costs;  $3.6 million for lease and  contract  termination  costs and $2.2 million for  abandoned or otherwise  impaired  assets and  transaction  costs to be paid to  accountants  and  attorneys.  In addition to the special  charges  recorded  as gains,  losses  and  nonrecurring  items,  net,  the  Company  recorded  accelerated depreciation and  amortization  and other charges of  approximately  $25.8 million on certain other assets that are no longer  in  service  or have  otherwise  been  deemed  impaired  under the  appropriate  accounting  literature, primarily  Statement of Financial  Accounting  Standards  ("SFAS")  No. 86,  "Accounting  for the costs of Computer
Software  to Be Sold,  Leased,  or  Otherwise  Marketed,"  or SFAS  No.  121,  "Accounting  for the  Impairment  of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Included in gains,  losses and nonrecurring  items, net for the quarter ended June 30, 2000 is a $39.7 million gain on the sale of the  DataQuick  operation  that  occurred in April 2000; a $3.2 million loss on the sale of the CIMS business unit; a $20.0 million  write-down of the then remaining 49% interest in the DMI operation;  a $7.2 million write-down of certain campaign management  software and a $6.3 million accrual established to fund  over-attainment incentives.

Income  (loss)  from  operations  for the quarter  declined  to a loss of $92.8  million as compared to income from operations  of $34.2  million  during the same  quarter last year.  Excluding  the gains,  losses and  nonrecurring items, net and the accelerated  depreciation and amortization  discussed above and adjusting the prior year results to include the pro forma effect of  straight-line  revenue  recognition from software  contracts,  operating income
(loss) decreased $50.2 million, primarily due to the reasons discussed above.

Interest  expense for the quarter of $6.7 million  increased from $5.5 million last year reflecting the increase in debt levels.  Other,  net  decreased  from $8.2 million in last year's first quarter to a loss of $0.8 million this year.  This decline is largely due to a $6.2 million gain on the sale of the  Company's  investment in Ceres during the  quarter  ended June 30,  2000,  and the  accrual of $0.8  million  during the  current  year  related to costs associated with paying off an unsecured term loan (see Capital Resources and Liquidity below).

The loss before  income taxes and the  cumulative  effect of the change in accounting  principle of $100.3  million for the quarter  decreased  $137.3  million from the same quarter a year ago.  Adjusting the prior year for the pro forma effects of the straight-line  revenue  recognition and gains, losses and nonrecurring items and excluding the special charges and other  accelerated  depreciation and amortization  from the current quarter,  the decrease from the prior year would have been approximately $36 million.

The  Company's  effective  tax rate was 36.6% in the  current  quarter  compared  to 38.5% in the prior  year.  The
Company  currently  expects its effective tax rate to remain at  approximately  37% for fiscal 2002.  This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Diluted loss per share was $0.71  compared to $0.14 a year ago.  Excluding the special  charges  included in gains, losses and nonrecurring  items,  net during both periods;  the accelerated  depreciation and amortization  recorded during the current  quarter  and  approximately  $18  million in  operating  expenses  incurred  during the current quarter  that are not expected to continue in future  quarters as a result of the  Company's  restructuring  of its operations,  and adjusting the prior year for the pro forma effect of straight-line  revenue  recognition,  diluted earnings (loss) per share would have been $(0.07) compared to $0.17 for the same quarter last year.

Capital Resources and Liquidity

Working  capital at June 30, 2001 totaled  $150.7  million  compared to $138.1  million at March 31, 2001.  At June
30, 2001,  the Company had $215.4  million  outstanding  on its  available  lines of credit (see  discussion  below regarding  subsequent  amendments to the Company's  revolving credit facility and certain other debt  obligations).
The Company's  debt-to-capital  ratio (capital defined as long-term debt plus stockholders' equity) was 46% at June
30, 2001  compared to 37% at March 31, 2001.  Included in  long-term  debt at both June 30, 2001 and March 31, 2001 is a convertible  note in the amount of $115.0 million.  The conversion  price for the  convertible  debt is $19.89 per share.  If the price of the Company's  common stock moves above the  conversion  price prior to the maturity of the convertible  note,  management  expects this debt to be converted to equity.  Assuming the convertible debt had converted to equity,  the Company's  debt-to-capital  ratio would have been reduced to 34% at June 30, 2001.  Total stockholders'  equity  decreased  14% to $533.0  million at June 30, 2001  primarily  due to the net loss  reported during the current  quarter and the payment  made on the equity  forward  agreements  (see note 6 to the  condensed consolidated financial statements).

Cash used by operating  activities  was $39.3 million for the quarter ended June 30, 2001 compared to $39.9 million for the same quarter in the prior year.  Earnings before interest expense,  taxes,  depreciation,  and amortization
("EBITDA") was $20.1  million,  excluding the impact of gains,  losses and  nonrecurring  items,  net and excluding other noncash  write-offs that are reported  elsewhere in the financial  statements.  EBITDA on a comparable  basis last year was $67.9  million,  excluding  the SAB 101  cumulative  adjustment.  The  decrease in EBITDA  during the current  quarter  as  compared  to the same  quarter  last year is  primarily  due to the  decline  in  revenue  as previously  discussed.  EBITDA is not  intended to  represent  cash flows for the period,  is not  presented  as an alternative  to  operating  income  as an  indicator  of  operating  performance,  may not be  comparable  to other similarly  titled  measures of other  companies,  and should not be considered in isolation or as a substitute  for measures of performance prepared in accordance with generally accepted accounting  principles.  However,  EBITDA is a relevant  measure of the Company's  operations  and cash flows and is used  internally as a surrogate  measure of cash provided by operating  activities.  Operating  cash flow was reduced by $28.7  million in the current  quarter and $74.3 million in the prior year due to the net change in operating  assets and  liabilities.  The change in the current quarter primarily  reflects  payments made on accounts payable related to equipment  acquired where payment was deferred  until fiscal 2002,  partially  offset by a decrease in accounts  receivable.  Days sales  outstanding
("DSO") was 75 days at June 30, 2001 and was 70 days at March 31, 2001.

Investing  activities  used $27.0  million for the quarter  ended June 30, 2001,  compared to $10.4  million a year previously.  Investing  activities  in the current  year include  capitalized  software  development  costs of $5.9 million and capital  expenditures  of $8.9  million,  compared to $10.2  million and $10.6  million,  respectively, during the same  quarter  last year.  Capitalized  software  development  costs have  decreased  during the current quarter as a result of  decreased  spending on certain of the  Company's  proprietary  software  products.  Capital expenditures  have  decreased  due to the economic  slowdown.  Proceeds  from the  disposition  of assets were $0.1 million  during the current  quarter as compared to $34.1 million  (primarily  the sale of the DataQuick  operation and the disposal of the Ceres  investment)  during the same  quarter  last year.  Costs  deferred  under  long-term contracts  were $8.6 million  during the current  quarter and $5.3  million  during the same period of fiscal 2001.
Investments  in joint  ventures  were $3.7  million and $4.3 million  during the  quarters  ended June 30, 2001 and
2000,  respectively,  and are comprised  primarily of advances made to fund certain  investments  and joint venture operations.  No cash was paid for  acquisitions  during the  current  quarter as  compared  to $14.1  million  paid during  the same  quarter  last  year for the  acquisition  of  MCRB,  Inc.  and  earn-out  payments  made on prior acquisitions.  The Company leases certain assets under synthetic leasing  arrangements rather than purchasing those assets.  During the quarter ended June 30, 2001, the Company  funded $5.0 million in equipment  under its synthetic lease facility, and has $89.5 million remaining under the total commitment of $240.0 million.

Financing  activities in the current year provided $61.9 million,  of which $86.4 million  relates to debt proceeds from the  Company's  revolving  credit  arrangement,  as compared to $31.5  million of cash  provided by  financing activities  in the prior year.  The Company also paid down $22.5  million on the equity  forward  contracts  during the current  quarter as discussed in note 6 to the  condensed  consolidated  financial  statements,  as compared to
$1.4  million  during the same  quarter  last year.  Proceeds  from the sale of common  stock were $3.2 million and
$4.3 million,  respectively,  during the quarters  ended June 30, 2001 and 2000.  The Company also  purchased  $4.7 million of common stock in the open market during the quarter ended June 30, 2000.

During  fiscal  2001,  the  Company  began  construction  on a customer  service  facility in Little Rock and began planning the construction of another  customer  service  facility in Phoenix.  The Little Rock facility is expected to cost approximately $30 to $35 million,  including interest during the construction  period and is expected to be completed in October 2002.  The City of Little Rock has issued  revenue bonds for the Little Rock project,  and the
Company is  financing  the  Little  Rock  project  using  off-balance  sheet  synthetic  lease  arrangements.  Upon completion  of the Little Rock  facility,  the impact of the leasing  arrangement  is expected to reduce  operating cash flow by  approximately  $3 million per year over the term of the lease.  The Phoenix  project was  expected to cost  approximately  $25  million,  including  land  and  interest  costs.  However,  due to the  current  economic uncertainty, the construction of this facility has been postponed.

While the Company  does not have any other  material  contractual  commitments  for capital  expenditures,  minimum levels of  investment in facilities  and computer  equipment  continue to be necessary to support the growth of the business.  In  addition,  new  outsourcing  or  facilities  management  contracts  frequently  require  substantial up-front  capital  expenditures in order to acquire or replace  existing  assets.  In some cases,  the Company also sells software and hardware to customers under extended  payment terms or notes  receivable  collectible  generally over three years.  These  arrangements  also require up-front  expenditures of cash, which are repaid over the life of the agreement.  The Company also evaluates  acquisitions  from time to time, which may require up-front payments of  cash.  Depending  on the  size  of the  acquisition  it  may be  necessary  to  raise  additional  capital.  If additional  capital  becomes  necessary,  the  Company  would  first use  available  borrowing  capacity  under its revolving credit agreement, followed by the issuance of other debt or equity securities.

Primarily as a result of the  nonrecurring  charges  discussed in note 1 to the  condensed  consolidated  financial statements,  as well as the Company's  change to subscription  revenue  recognition for software sales, the Company was in  violation  of  certain of its  financial  loan  covenants  at June 30,  2001.  Prior to  completion  of the financial  statements as of June 30, 2001,  the Company  obtained a waiver of those  violations  through August 15,
2001, and began  negotiating an amendment to its revolving  credit  facility and certain other of its affected debt obligations.  On August 14, 2001,  the Company  obtained an amendment of its  revolving  credit  facility and other affected  debt  obligations,  which  reduced the  committed  amount  available  under the revolver to $265 million, changed certain  financial  covenants and provided that the outstanding  balance of the revolver will be secured by substantially  all of the  Company's  unencumbered  real estate and personal  property  assets.  In  addition,  the amendment  requires  the Company to satisfy  certain  covenants by September  14, 2001,  primarily  relating to the execution of certain  collateral  agreements for the benefit of the creditors,  as well as the  consummation of the term loan to fund the  settlement  of the equity  forward  agreements  discussed  below.  Until such  covenants are satisfied,  the Company's  borrowings under the arrangement are limited to $245 million.  As a result of the waiver and amendment,  the Company is in compliance with all of its applicable  financial loan covenants at June 30, 2001, and  the  Company  expects  to be in  compliance  with  the  revised  loan  covenants  throughout  the  term of the agreements, as amended.

Subsequent to June 30, 2001,  the Company paid off the $7.4 million  unsecured  term loan,  plus accrued  interest, with proceeds from its revolving credit facility.

At June 30, 2001, the Company had entered into three equity forward  purchase  agreements with a commercial bank to purchase 3.7 million  shares of its common stock.  As discussed in note 6 to the condensed  consolidated  financial statements,  during the current  quarter,  the Company  reduced the notional  amount under the  agreements to $64.2 million.  The  contracts  are  required  to be settled  on  December  15,  2001.  If the market  value of the stock exceeds the price under the equity  forward  agreements,  the Company has the option of settling  the  contracts by receiving  cash or stock in an amount  equal to the  excess of the  market  value  over the price  under the equity forward.  If the  market  value of the stock is less  than the  price  under the  equity  forward  agreements,  the
Company has the option of settling the  contracts by paying cash or  delivering  shares in the amount of the excess of the  contract  amount over the fair market  value of the stock.  The  Company can also settle the  contracts  by paying the full notional  amount and taking delivery of the stock.  The shares remain issued and outstanding  until the equity forward  purchase  contracts are settled.  The fair value of the equity  forward  contracts in effect at
June 30,  2001 was a liability  of  approximately  $16.1  million  based on a stock  price of $13.09 per share.  An increase or decrease in the stock price of $1.00 per share  increases or decreases the fair value by  approximately
$3.7 million.

On August 14, 2001, in  conjunction  with the amendment to the Company's  revolving  credit  facility,  the Company obtained a  memorandum  of  understanding  relating  to the  settlement  of the equity  forward  contracts  through borrowings  of  approximately  $64.2  million  from a bank under a term loan  arrangement.  The funds from the term loan  will be used to pay the  notional  amount  under the  equity  forward  contracts  and the  Company  will take delivery of the shares of common  stock  subject to the  contracts.  The term loan,  which is expected to be closed on or before September 14, 2001, will be due in 2005.

New Accounting Pronouncements

During June 2001, the Financial  Accounting  Standards Board issued SFAS No. 141,  "Business  Combinations,"  which replaces  Accounting  Principles  Board  ("APB")  Opinion  No. 16, and issued  SFAS No.  142,  "Goodwill  and Other
Intangible  Assets,"  which  replaces APB Opinion No. 17 and amends SFAS No. 121.  Under the provisions of SFAS No.
141, all business  combinations  initiated  after June 30, 2001 must be  accounting  for by the purchase  method of accounting.  The use of the pooling-of-interest method of accounting for business combinations is prohibited.

Under  the  provisions  of SFAS No.  142,  amortization  of  goodwill  and  other  intangible  assets  that have an indeterminate life is to be discontinued.  However,  an impairment  analysis must be performed for these intangible assets,  at least annually,  with any impairment  recorded as a charge to earnings  during the current period.  The
Company has elected to early adopt the  provisions of SFAS No. 142 and has  discontinued  the  amortization  of its goodwill  balances  effective April 1, 2001,  which resulted in a decrease of the net loss recorded for the current quarter of  approximately  $2 million  ($0.02 per  diluted  share) and is  expected to result in an increase in net income  (loss) of $7 million  ($0.08 per diluted  share)  during the year ended March 31, 2002.  As required by the provisions of SFAS No. 142, the Company must complete  part one of a two-part  impairment  analysis of its goodwill by  September  30, 2001.  At that time,  the Company will be able to  determine  whether any  potential  impairment exists,  although  the  amount  of the  impairment  charge  cannot  be  determined  until  part  two of the test is completed,  which must be completed by the end of fiscal 2002. Any impairment  charge  calculated  upon  completion of part two of the  impairment  test will be recorded as a cumulative  effect of a change in  accounting  principle retroactive to the beginning of the fiscal year.

Outlook

The  opportunities  for AbiliTec  software  continue to grow as companies  implement  their  customer  relationship management ("CRM")  strategies.  These CRM efforts are putting focus on the need to aggregate customer  information across an enterprise,  with the ability to do so in real time.  Acxiom's  AbiliTec  software  provides the Customer
Data Integration  ("CDI") that can accurately and quickly  aggregate all records about an individual or a business.
CDI is the foundational data management process for every use of CRM.

The  financial  projections  stated  today are based on current  expectations.  Our current  assumption  concerning general  economic  activity  is that we do not expect  substantial  improvement  during  this  fiscal  year and our guidance  is  structured  accordingly.  These  projections  are  forward-looking  and  actual  results  may  differ materially.  These  projections do not include the potential impact of any mergers,  acquisitions,  divestitures or other business combinations that may be completed in the future.

The  Company  expects  that  revenue  for the second  quarter of fiscal  2002 will range from $215  million to $225 million  and  earnings  per share will be from $0.07 to $0.10.  For the fiscal  year  ending  March 31,  2002,  the
Company  expects  revenue of $880 million to $900 million.  The Company expects that fiscal 2002 earnings per share will be between $0.28 and $0.33 after adjusting for the nonrecurring items during the current quarter.

For the fiscal year ending March 31, 2002, the Company  expects  operating cash flow of $90 million to $110 million as well as positive free cash flow (free cash flow is defined as operating  cash flow less  investing  activities).
Depreciation and  amortization  for the fiscal year is expected to be $110 million to $115 million.  Capitalization of  deferred  expenses  and  software  development  costs is expected  to be $60  million to $70  million.  Capital expenditures are expected to be $40 million to $50 million.

For fiscal 2003, the Company expects that revenue will grow  approximately  20% and earnings per share will be from
$0.65 to $0.75.

This filing  contains  forward-looking  statements that are subject to certain risks and  uncertainties  that could cause  actual  results  to differ  materially;  such  statements  include  but are not  necessarily  limited to the following:  1) that sales of  AbiliTec  will  continue  to be strong;  2) that  there  will  continue  to be strong customer  demand for AbiliTec;  3) that AbiliTec  will continue to drive the long-term  success of the Company;  4)
that the Company is quickly  accomplishing  its goal of AbiliTec  becoming the de facto  standard for Customer Data
Integration;  5) that  AbiliTec  can provide  tremendous  value to  companies  that seek to grow  revenue,  satisfy customers and control costs; 6) that the adoption of  subscription  revenue  recognition for AbiliTec  revenues was the right  choice for the  Company  and that such  adoption  will have the  expected  impact  and  effect  upon the
Company,  including,  but not limited to, many long-term benefits, a better matching of cash flow to earnings,  and that it will allow the  business of Acxiom to be more  predictable  and  transparent;  7) that the  write-offs  and charges are  appropriate;  8) that the revenue and earnings  projections  will be within the indicated  ranges;  9)
that the  adoption of SAB 101 and SFAS No. 142 will have the  anticipated  impacts;  10) that the  Company  will be able to effectively  implement and continue its expense reduction  efforts,  within the indicated ranges;  11) that the Company's cash flow will be within the indicated  range;  12) that the indicated  revenue,  earnings per share, cash flow, tax rate,  depreciation,  amortization,  capital  expenditures,  software  development and the indicated
growth  rates for  future  periods  will be within  the  indicated  amounts  and  ranges;  13) that the  Company is confident of its ability to meet the forecasted Q2 and FY 2002  expectations;  14) that the Company will be able to amend its credit  arrangements  satisfactorily;  15) that the economic  environment  and business  conditions  will remain difficult to predict and that general economic  activity could continue to decline;  and 16) the positioning of the Company for significant long term success when the economy  recovers.  The following are important  factors, among others,  that could cause actual results to differ  materially from these  forward-looking  statements.  With regard to all  statements  regarding  AbiliTec:  the complexity and  uncertainty  regarding the  development of new software and high  technologies;  the  difficulties  associated with developing new AbiliTec  products and AbiliTec
Enabled  Services;  the loss of market  share  through  competition  or the  acceptance  of these or other  Company offerings  on a less  rapid  basis  than  expected;  changes in the length of sales  cycles;  the  introduction  of competent,  competitive  products or  technologies  by other  companies;  changes in the consumer  and/or  business information  industries and markets; the Company's ability to protect proprietary  information and technology or to obtain  necessary  licenses on  commercially  reasonable  terms;  the impact of changing  legislative,  accounting, regulatory and consumer  environments  in the  geographies  in which AbiliTec will be deployed.  With regard to the statements that generally  relate to the business of the Company,  all of the above factors:  the possibility  that certain  contracts may not be closed or closed within the anticipated  time frames;  the possibility  that economic or other  conditions might lead to a reduction in demand for the Company's  products and services;  the possibility that the current economic  slowdown may worsen and/or persist for an unpredictable  period of time; the possibility that significant  customers may experience extreme,  severe economic  difficulty;  the continued ability to attract and  retain  qualified  technical  and  leadership  associates  and  the  possible  loss  of  associates  to  other organizations;  the ability to properly  motivate the sales force and other associates of the Company;  the ability to achieve cost reductions and avoid  unanticipated  costs;  the  possibility  that the Company will not be able to amend its  credit  arrangements  within the  indicated  time  frame;  the  continued  availability  of credit  upon satisfactory terms and conditions;  changes in the legislative,  accounting,  regulatory and consumer  environments affecting the Company's  business  including but not limited to litigation,  legislation,  regulations  and customs relating to the Company's  ability to collect,  manage,  aggregate and use data; data suppliers might withdraw data from the  Company,  leading to the  Company's  inability  to provide  certain  products  and  services;  short-term contracts affect the  predictability of the Company's  revenues;  the possibility that the amount of ad hoc project work will not be as expected;  the potential  loss of data center  capacity or  interruption  of  telecommunication links;  postal rate increases that could lead to reduced  volumes of business;  customers that may cancel or modify their agreements with the Company;  the successful  integration of any acquired  businesses;  and other competitive factors.  With respect to the providing of products or services  outside the  Company's  primary base of operations in the U.S.:  all of the above factors and the  difficulty of doing  business in numerous  sovereign  jurisdictions due to  differences  in  culture,  laws and  regulations.  Other  factors  are  detailed  from  time to time in the
Company's  periodic  reports and  registration  statements  filed with the United  States  Securities  and Exchange
Commission.  Acxiom  believes  that it has  the  product  and  technology  offerings,  facilities,  associates  and competitive  and financial  resources for continued  business  success,  but future  revenues,  costs,  margins and profits are all influenced by a number of factors,  including  those discussed  above,  all of which are inherently difficult to forecast.  Acxiom  undertakes no obligation to update the information  contained in this press release or any other forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Acxiom's  earnings  are  affected by changes in  short-term  interest  rates  primarily as a result of its revolving  credit  agreement,  which bears interest at a floating rate.  Acxiom does not use derivative or other  financial  instruments  to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term  adverse movement of 10% in short-term  market interest rates. If short-term  market interest  rates average 10% more during the next four  quarters  than during the previous  four  quarters, there  would be no  material  adverse  impact on Acxiom's  results of  operations.  Acxiom has no material future  earnings or cash flow expenses from changes in interest rates related to its other  long-term debt obligations as  substantially  all of Acxiom's  remaining  long-term debt instruments have fixed rates. At
         June 30, 2001, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

         Although Acxiom conducts business in foreign countries,  principally the United Kingdom,  foreign currency translation  gains and losses are not material to Acxiom's  consolidated  financial  position,  results of operations  or cash flows.  Accordingly,  Acxiom is not  currently  subject to material  foreign  exchange rate risks from the effects that  exchange  rate  movements of foreign  currencies  would have on Acxiom's future costs or on future cash flows it would  receive from its foreign  investment.  To date,  Acxiom has not entered into any foreign  currency  forward  exchange  contracts or other  derivative  instruments  to hedge the effects of adverse fluctuations in foreign currency exchange rates.

         Acxiom is a party to three equity forward  purchase  agreements  under which it will purchase 3.1 million,
         0.2 million  and 0.5  million  shares of its common  stock at average  total  costs of $15.48,  $27.51 and
         $24.37 per share,  respectively,  for a total notional  purchase price of $64.2 million.  The value of the equity forward  contracts at June 30, 2001 was a liability of $16.1 million,  based on the market price of
         Acxiom  common  stock of $13.09  per share at June 30,  2001.  The value of the equity  forward  contracts will vary based on the market price of the Acxiom  common  stock.  For each $1.00  increase or decrease in the stock price,  the value of the equity  forward  contracts  will increase or decrease by  approximately
         $3.7 million.  As discussed in note 6 in the accompanying  condensed  consolidated  financial  statements, the Company  obtained a memorandum  of  understanding  relating to the  settlement  of the equity  forward contracts.

Form 10-Q

                                                ACXIOM CORPORATION
                                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         There are various  litigation  matters  that arise in the normal  course of the  business of the  Company.
         None of these, however, are believed to be material in their nature or scope.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              First amendment to credit agreement dated August 14, 2001.

         (b)  Reports on Forms 8-K.

              A report was filed on April 3, 2001,  which  reported  the  Company's  March 30,  2001 press  release reporting that financial earnings for the 4th quarter of fiscal 2001 would be below expectations.

              A report was filed on April 3, 2001, which reported the Company's  prepared  comments of the April 2,
              2001 telephone conference call regarding the 4th quarter earnings.

              A report  was filed on May 21,  2001,  which  reported  the  Company's  May 15,  2001  press  release regarding financial earnings for the 4th quarter and fiscal 2001.

              A report  was filed  June 25,  2001,  which  reported  the  Company's  June 25,  2001  press  release regarding  financial  earnings for the 1st quarter of fiscal 2002 and the Company's prepared comments of the June 25, 2001 telephone conference call regarding the 1st quarter earnings.

Form 10-Q

                                        ACXIOM CORPORATION AND SUBSIDIARIES

                                                     SIGNATURE

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934,  the  Registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              Acxiom Corporation

Dated:  August 14, 2001
                                                              By:      /s/ Caroline Rook
                                                                 --------------------------------------------------
                                                                  (Signature)
                                                                   Caroline Rook
                                                                   Chief Financial Operations Officer
                                                                  (Principal Accounting Officer)

                                                                EXHIBIT A

                                                    FIRST AMENDMENT TO CREDIT AGREEMENT

         THIS FIRST AMENDMENT TO CREDIT AGREEMENT (the "Amendment"), dated as of August 14, 2001 is among ACXIOM CORPORATION, a
                                                        ---------
Delaware Corporation (the "Borrower"), the lenders party hereto, THE CHASE MANHATTAN BANK (as successor in interest by merger to
                           --------
Chase Bank of Texas, National Association), as the agent (the "Agent") and as a co-administrative agent, FIRSTAR BANK, N.A.
                                                               -----
(formerly Mercantile Bank, N.A.), as a co-administrative agent, and BANK OF AMERICA, N.A., as syndication agent.

                                                               RECITALS:

         A.       Borrower, Chase Bank of Texas, National Association (now The Chase Manhattan Bank), as the agent and as a co-administrative agent, Mercantile Bank, N.A., (now Firstar Bank, N.A.) as a co-administrative agent, Bank of America, N.A., as syndication agent, and certain lenders have entered into that certain Credit Agreement dated as of December 29, 1999 (as the same has been modified by that certain Increase Commitment Supplement dated February 22, 2000 among Borrower, the Agent and MidFirst
Bank, that certain Increase Commitment Supplement dated June 15, 2000 among Borrower, the Agent and Union Planters Bank, N.A., and that certain Waiver Agreement dated as of July 20, 2001 among Borrower, Agent and the lenders party thereto, herein the
"Agreement").

         B.       The Borrower has requested that the Agent and the Lenders amend certain provisions of the Agreement.  Subject to satisfaction of the conditions set forth herein, the Agent and the Lenders party hereto are willing to amend the Agreement as herein set forth.

         NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows effective as of the date hereof unless otherwise indicated:

ARTICLE I.

                                                              Definitions
                                                              -----------

Section 1.1.      Definitions.  Capitalized terms used in this Amendment, to the extent not otherwise defined herein, shall have the
                  -----------
same meanings as in the Agreement, as amended hereby.

ARTICLE II.

                                                              Amendments
                                                              ----------

Section 2.1.      Amendment to Existing Definitions in Section 1.01.  The definition of the terms "Accumulated Total Assets",
                  -------------------------------------------------
"Adjusted EBITDA" and "EBITDA" are each deleted from Section 1.01 of the Agreement and the following defined terms set forth in
                                                     ------------
Section 1.01 of the Agreement are amended in their respective entireties to read as follows:
------------

                  "Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through
                   ---------
         one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.  For purposes of Section 10.04 the term "Affiliate" shall also mean:  (a) with respect to any Lender that is not a fund
                     -------------
         which invests in bank loans and similar extensions of credit (i) an Affiliate of such Lender or (ii) any entity
         (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Lender or an Affiliate of such Lender and (b) with respect to any Lender that is a fund which invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

                  "Agent" means The Chase Manhattan Bank (as successor in interest by merger to Chase Bank of Texas, National
                   -----
         Association), as agent for the Lenders hereunder.

                  "Applicable Rate" means, for any day (a) with respect to any ABR Loan or Eurodollar Loan or with respect to
                   ---------------
         the commitment fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption "ABR Spread", "Eurodollar Spread" or "Commitment Fee Rate", as the case may be, opposite the category in the table below which corresponds with the actual Leverage Ratio as of the most recent determination date; provided that
                                                                                                                --------
         from and including July 1, 2001 until the first date that the Applicable Rate is determined as set forth below in this definition, the "Applicable Rate" shall be the applicable rate per annum set forth below in Category 4:

         =================================================================================================
                                                                                    Commitment
                                                                                    ----------
                Leverage Ratio         ABR Spread     Eurodollar Spread              Fee Rate
                --------------         -----------    -----------------              --------
         =================================================================================================
         =================================================================================================
                  Category 1              0.00%             1.50%                     0.300%
                  ----------
                ‹2.00 to 1.00
         -------------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------------
                  Category 2              0.25%             1.75%                     0.375%
                  ----------
                › 2.00 to 1.00
                -
                     but
                ‹ 2.50 to 1.00
         -------------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------------
                  Category 3
                  ----------
                › 2.50 to 1.00
                -
                     but
                ‹ 3.00 to 1.00            0.50%             2.00%                     0.500%
         -------------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------------
                  Category 4              0.75%             2.25%                     0.500%
                  ----------
                › 3.00 to 1.00
                -
         =================================================================================================

                  For purposes of the  foregoing,  (i) the  Leverage  Ratio shall be  determined as of the end of each fiscal quarter of the  Borrower's  fiscal  year based  upon the  Borrower's  consolidated  financial  statements  delivered pursuant to  Section 5.01(a)  or (b),  beginning  with the fiscal  quarter  ended  September 30, 2001  and (ii) each
                      ---------------     ---
         change in the Applicable  Rate  resulting  from a change in the Leverage Ratio shall be effective  during the period commencing on and including the date of delivery to the Agent of such consolidated  financial statements  indicating such change and ending on the date immediately  preceding the effective date of the next such change;  provided that
                                                                                                                --------
         the  Leverage  Ratio shall be deemed to be in  Category 4  (A) at any time that an Event of Default has occurred and is continuing or (B) at the option of the Agent or at the request of the Required  Lenders if the Borrower  fails to deliver the consolidated  financial  statements  required to be delivered by it pursuant to  Section 5.01(a) or (b),
                                                                                                      ---------------    ---
         during  the  period  from  the  expiration  of the time for  delivery  thereof  until  such  consolidated  financial statements are delivered.

                  "Co-Administrative  Agents" means The Chase Manhattan Bank (as successor in interest by merger to Chase Bank
                   -------------------------
         of Texas, National Association) and Firstar Bank, N.A. (formerly Mercantile Bank, N.A.).

                  "Equity Forward Agreement" means the Synthetic Purchase Agreement governed by that certain International
                   ------------------------
         Swap Dealers Association, Inc. Master Agreement entered into between Borrower and Chase Bank of Texas, National
         Association (now The Chase Manhattan Bank) in December of 1999, as amended and as supplemented by those certain amended and restated Confirmation Letters dated as of July 24, 2001 (reference nos. 1364/402223A; 1338/402408A and
         402639A) and as each may be further amended or otherwise modified from time to time.

                  "Excluded Subsidiary" means any Foreign Subsidiary and any other Subsidiary who is not a party to the
                   -------------------
         Subsidiary Guaranty.

                  "Guarantor" means Acxiom Asia, Ltd., Acxiom CDC, Inc., Acxiom / Direct Media, Inc., Acxiom / May & Speh,
                   ---------
         Inc., Acxiom NJA, Inc., Acxiom Property Development, Inc., Acxiom / Pyramid Information Systems, Inc., Acxiom
         RM-Tools, Inc., Acxiom RTC, Inc., Acxiom SDC, Inc., Acxiom Transportation Services, Inc., and each other Domestic
         Subsidiary who becomes a guarantor under the Subsidiary Guaranty in accordance with Section 5.11.
                                                                                             ------------

                  "Issuing Bank" means The Chase Manhattan Bank (as successor in interest by merger to Chase Bank of Texas,
                   ------------
         National Association), in its capacity as the issuer of Letters of Credit hereunder, and its successors in such capacity as provided in Section 2.05(i).  The Issuing Bank may, in its discretion, arrange for one or more Letters
                                 ---------------
         of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

                  "Leverage Ratio" means, on any date, the ratio of Total Indebtedness to Adjusted EBITDAR then most recently
                   --------------
         calculated in accordance with Section 7.02.
                                       ------------

                  "LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, the rate appearing on
                   ---------
         Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such
         Service, as determined by the Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business
         Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period.  In the event that such rate is not available at such time for any reason, then the "LIBO
         Rate" with respect to such Eurodollar Borrowing for such Interest Period shall be the rate at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of
         The Chase Manhattan Bank (or its successor) in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

                  "Loan Documents" means this Agreement, the Subsidiary Guaranty, the Security Agreement, the Mortgages, the
                   --------------
         Intercreditor Agreement and all other certificates, agreements and other documents or instruments now or hereafter executed and/or delivered pursuant to or in connection with the foregoing and any and all amendments, modifications, supplements, renewals, extensions or restatements thereof.

                  "Material Indebtedness" means Indebtedness (other than the Loans and Letters of Credit) of any one or more
                   ---------------------
         of, the Borrower and the Subsidiaries in an aggregate principal amount exceeding a Dollar Amount equal to
         $5,000,000.  The term "Material Indebtedness" includes the Term Loan, the Synthetic Equipment Lease Facility and the
         Synthetic Real Property Lease.

                  "Permitted Encumbrances" means:
                   ----------------------

                  (a)      Liens imposed by law for taxes that are not yet due or are being contested in compliance with
         Section 5.04;

                  (b)      carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 120 days and are not being enforced or are being contested in compliance with Section 5.04;

                  (c)      pledges and deposits made in the ordinary course of business in compliance with workers'
         compensation, unemployment insurance and other social security laws or regulations;

                  (d)      deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;

                  (e)      judgment liens in respect of judgments that do not constitute an Event of Default under clause (k)
         of Article VIII;

                  (f)      easements, zoning restrictions, rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary;

                  (g)      Liens arising from filing UCC financing statements regarding leases permitted by this Agreement;

                  (h)      leases or subleases of equipment to customers in the ordinary course of business;

                  (i)      leases or subleases entered into by Borrower or a Subsidiary in good faith with respect to its property not used in its business and which do not materially interfere with the ordinary conduct of business of the
         Borrower or any Subsidiary; and

                  (j)      Liens incurred by Borrower with the consent of the Required Lenders;

                  provided that the term "Permitted Encumbrances" shall not include any Lien described in clauses (a) through
                  --------
         (h) above that secures Indebtedness for borrowed money.

                  "Prime Rate" means the rate of interest per annum publicly announced from time to time by The Chase
                   ----------
         Manhattan Bank (or its successor) as its prime rate in effect at its office in Houston, Texas; each change in the
         Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

                  "Revolving Commitment" means, with respect to each Lender, the commitment, if any, of such Lender to make
                   --------------------
         Revolving Loans and to acquire participations in Letters of Credit and Swingline Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Exposure hereunder, as such commitment may be (a) reduced from time to time pursuant to Section 2.08 and (b) reduced or increased from time to time
                                                          ------------     ---
         pursuant to assignments by or to such Lender pursuant to Section 10.04.  The amount of each Lender's Revolving
                                                                  -------------
         Commitment is set forth on Schedule 2.01.  The aggregate amount of the Lenders' Revolving Commitments is
                                    -------------
         $245,000,000 and upon the Borrower's full compliance with Section 5.14(a) the Lenders' Revolving Commitments shall
                                                                   ---------------
         be $265,000,000.

                  "Senior Notes" means the 6.92% Senior Notes of the Borrower due March 30, 2007 in the original aggregate
                   ------------
         amount of $30,000,000.

                  "Swingline Lender" means The Chase Manhattan Bank (as successor in interest by merger to Chase Bank of
                   ----------------
         Texas, National Association), in its capacity as lender of Swingline Loans hereunder.

                  "Synthetic Airplane Lease Facility" means the synthetic lease arrangement under which a lessor has
                   ---------------------------------
         committed to purchase and lease to the Borrower a Dassault-Breguet, Model Falcon 20 Aircraft and related components under an aircraft lease agreement entered into by the Borrower on or about December 29, 2000.

                  "Synthetic Equipment Lease Facility" means the synthetic lease arrangement under which a lessor has
                   ----------------------------------
         committed to purchase and lease to the Borrower up to $230,000,000 of equipment under a master lease agreement entered into by the Borrower on September 30, 1999.

                  "Synthetic Real Property Lease" means a synthetic lease arrangement under which a lessor has or will commit
                   -----------------------------
         to purchase and lease to the Borrower or a Subsidiary the real property owned by Borrower (i) consisting of two city blocks bounded by East 3rd Street, East 4th Street, Ferry Street and Commerce Street in downtown Little Rock,
         Arkansas and (ii) in Phoenix, Arizona including any related personal property and fixtures related thereto, for an aggregate purchase price not to exceed $46,000,000.

Section 2.2.      New Defined Terms to be Added to Section 1.01.  The following terms are added in alphabetical order to Section
                  ---------------------------------------------                                                          --------
1.01 of the Agreement to read in their respective entireties as follows:
----

                  "Adjusted EBITDAR" has the meaning specified in Section 7.02.
                   ----------------

                  "Asset Disposition" has the meaning specified in Section 2.08(e).
                   -----------------

                  "Capital Markets Event" has the meaning specified in Section 2.08(e).
                   ---------------------

                  "Collateral" means the Mortgaged Property, the "Collateral" as defined in the Security Agreement and any
                   ----------
         and all property in which Liens have been granted to the Collateral Agent to secure the indebtedness, obligations and liabilities of the Borrower and the Guarantors under the Loan Documents.

                  "Collateral Agent" means The Chase Manhattan Bank, as collateral agent under the terms of the Intercreditor
                   ----------------
         Agreement, its successors and assigns.

                  "EBITDAR" has the meaning specified in Section 7.02.
                   -------                               ------------

                  "Intercreditor Agreement" means that certain Intercreditor Agreement to be executed in accordance with
                   -----------------------
         Section 5.14(a) by Borrower, the Guarantors, the Collateral Agent, the Agent, Bank of America as agent for the
         ---------------
         participants in the Synthetic Real Property Lease, The Chase Manhattan Bank, as the holder of the Term Loan and the holders of the Borrower's Senior Notes, in the from approved by the Required Lenders and as the same may be amended or otherwise modified.

                  "Mortgage" means a mortgage, deed of trust, assignment of leases and rents, leasehold mortgage or other
                   --------
         security document granting a Lien to the Collateral Agent on any Mortgaged Property to secure the obligations described in the Intercreditor Agreement.  Each Mortgage shall be satisfactory in form and substance to the Agent.

                  "Mortgaged Property" means, initially, each parcel of real property and the improvements thereto owned by
                   ------------------
         Borrower and identified on Schedule 1.01, and includes each other parcel of real property and improvements thereto
                                    -------------
         with respect to which a Mortgage is granted pursuant to Section 5.14 or the Intercreditor Agreement.
                                                                 ------------

                  "Net Proceeds" has the meaning specified in Section 2.08(e).
                   ------------

                  "Restriction Period" has the meaning specified in Section 6.04.
                   ------------------                               ------------

                  "Security Agreement" means the Security Agreement to be executed in accordance with Section 5.14(a) by
                   ------------------                                                                 ---------------
         Borrower, the Guarantors and the Collateral Agent pursuant to the terms of the Intercreditor Agreement, which shall be satisfactory in form and substance to the Agent.

                  "Synthetic Lease" means any lease of (or other arrangement conveying the right to use) real or personal
                   ---------------
         property, or a combination thereof, which lease or other arrangement is required or is permitted to be classified and accounted for as an operating lease under GAAP but which is intended by the parties thereto for tax, bankruptcy, regulatory, commercial law, real estate law and all other purposes as a financing arrangement.

                  "Term Loan" means that certain term loan to be made by The Chase Manhattan Bank to the Borrower pursuant to
                   ---------
         the Term Loan Agreement in the original principal amount of $64,168,888 which will mature, and is payable as to principal in a single payment, on November 25, 2005.

                  "Term Loan Agreement" means that certain Credit Agreement to be executed in accordance with Section 5.14(a)
                   -------------------                                                                        ---------------
         by Borrower and The Chase Manhattan Bank, as the same may be amended or otherwise modified from time to time.

Section 2.3.      Amendment as to the use of the Term "Significant Subsidiary" or "Significant Subsidiaries."  The term "Significant
                  -----------------------------------------------------------------------------------------
Subsidiary" and "Significant Subsidiaries" as used in the Agreement in Section 1.01 in the definition of "Permitted Encumbrances"
                                                                       ------------
and in Sections 3.01 and 3.03, is amended to read "Subsidiary" or "Subsidiaries", as applicable.

Section 2.4.      Amendment to Section 2.08.  Clause (e) is added to Section 2.08 of the Agreement to read in its entity as follows:
                  -------------------------   ----------             ------------

(e)      In the event and on each occasion that any Net Proceeds (as defined below) are received by or on behalf of the Borrower or any Subsidiary: (i) in respect of a Capital Market Event (as defined below), then the aggregate amount of the
         Revolving Commitments shall automatically and permanently reduce by an amount equal to 75% of the Net Proceeds from such Capital Market Event; or (ii) in respect of an Asset Disposition (as defined below), then the aggregate amount of the Revolving Commitments shall automatically and permanently reduce by an amount equal to the Lenders' share of the Net Proceeds from such Asset Disposition (as such share is determined under the Intercreditor Agreement as if such Net Proceeds were proceeds of Collateral, whether or not such Net Proceeds are proceeds of Collateral);
         provided that, in the case of any Asset Disposition, if (i) no Default exists and (ii) Borrower shall (1),  within
         -------------
         180 days after such Asset Disposition, invest the Net Proceeds thereof in Collateral for use in the business of the
         Borrower and the Subsidiaries and (2) certify in writing to the Agent as to the matters referred to in clause (1)
         preceding and that no Default exists, then no commitment reduction shall be required pursuant to this paragraph in respect of such event except to the extent of any Net Proceeds therefrom that have not been so applied by the end of such 180 day period, at which time a reduction in the aggregate amount of the Revolving Commitments shall be required.  As used in this clause (e) of Section 2.08, the following terms shall have the following meanings:

                  "Asset Disposition" means:
                   -----------------

                          (i)       any sale, transfer or other disposition of any asset of the Borrower or any Subsidiary, other than (A) dispositions of inventory in the ordinary course of business, (B) any disposition pursuant to a sale and leaseback transaction (including any disposition under the Synthetic Equipment Lease Facility and
                 Synthetic Real Property Lease) and (C) other dispositions resulting in aggregate Net Proceeds not exceeding
                 $500,000 during any fiscal year of the Borrower; or

                          (ii)      any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any asset of the Borrower or any Subsidiary, but only to the extent that the Net Proceeds therefrom either (i) have not been applied to repair, restore or replace such property or asset within 90 days after such event (or, in the case of casualty damage covered by insurance, within 90 days after receipt of the insurance proceeds with respect thereto) or (ii) exceed $500,000.

                  "Capital Market Event" means:
                   --------------------

                         (i)      the issuance by the Borrower or any Subsidiary of any Equity Interests, or the receipt by the
                  Borrower or any Subsidiary of any capital contribution other than (A) any such issuance of Equity Interests to, or receipt of any such capital contribution from, the Borrower or a Subsidiary, (B) any such issuance of Equity
                  Interests in connection with any stock option plan or employee benefit plan of the Borrower or any Subsidiary or

                  (C) the issuance of any Equity Interests in settlement of the Equity Forward Agreement and any Synthetic Purchase
                  Agreement in existence on August 14, 2001; and

                           (ii)     the incurrence by the Borrower or any Subsidiary of any unsecured Indebtedness but only to the extent that the aggregate Net Proceeds therefrom during a fiscal year exceeds $10,000,000.

                  "Net Proceeds" means, with respect to any event (a) the cash proceeds received in respect of such event
                   ------------
         including (i) any cash received in respect of any non-cash proceeds, but only as and when received, (ii) in the case of a casualty, insurance proceeds, and (iii) in the case of a condemnation or similar event, condemnation awards and similar payments, net of (b) the sum of (i) all reasonable fees and out-of-pocket expenses paid by the Borrower and the Subsidiaries to third parties (other than Affiliates) in connection with such event, including any sales commissions, investment banking fees or underwriting discounts, (ii) in the case of a sale, transfer or other disposition of an asset (including pursuant to a sale and leaseback transaction or a casualty or a condemnation or similar proceeding), the amount of all payments required to be made by the Borrower and the Subsidiaries as a result of such event to repay Indebtedness (other than Loans and other than the other Indebtedness entitled to the benefits of the Intercreditor Agreement) secured by such asset or otherwise subject to mandatory prepayment as a result of such event, and (iii) the amount of all taxes paid (or reasonably estimated to be payable) by the Borrower and the
         Subsidiaries, and the amount of any reserves established by the Borrower and the Subsidiaries to fund contingent liabilities reasonably estimated to be payable, in the case of (A) taxes during the year that such event occurred or the next succeeding year and that are directly attributable to such event (as determined reasonably and in good faith by the chief financial officer of the Borrower) and (B) in the case of reserves for contingent liabilities, during the period of any contractual indemnification obligation or statute of limitation imposed upon the Borrower or any of its Subsidiaries.

Section 2.5.      Amendment to Section 2.10.  Clause (b) of Section 2.10 of the Agreement is amended in its entirety to read as
                  --------------------------
follows:

                 (b)       In the event and on such occasion that the sum of the Revolving Exposures exceeds the total
         Revolving Commitments (including after any mandatory reduction of the Revolving Commitments pursuant to
         Section 2.08(e)), the Borrower shall prepay Revolving Borrowings or Swingline Borrowings (or, if no such Borrowings are outstanding, deposit cash collateral in an account with the Agent pursuant to Section 2.05(j)) in an aggregate amount equal to such excess.

Section 2.6.      Amendment to Section 2.17.  Clauses (f) and (g) are added to Section 2.17 of the Agreement to shall read in their
                  -------------------------   -----------     ---              ------------
entireties as follows:

                           (f)      All proceeds received by the Agent from the sale or other liquidation of the Collateral when an Event of Default exists shall first be applied as payment of the accrued and unpaid fees of the Agent hereunder and then to all other unpaid or unreimbursed obligations (including reasonable attorneys' fees and expenses) owing to the Agent in its capacity as Agent only and then any remaining amount of such proceeds shall be distributed:

                                    (i)     first, to an account at the Agent over which the Agent shall have control in an
                                            -----
         amount sufficient to fully collateralize all LC Exposure then outstanding; and

                                    (ii)    second, to the Lenders, pro rata in accordance with the such Lender's Revolving
                                            ------
         Exposure, until all the Revolving Loans have been paid and satisfied in full or cash collateralized.

         All amounts paid under the terms of the Subsidiary Guaranty shall be applied as provided in paragraph 5 of the
         Guaranty.

                           (g)      After all Revolving Commitments are terminated and all other obligations of any Lender to
         Borrower or any Guarantor are otherwise satisfied, any proceeds of Collateral shall be delivered to the Person entitled thereto as determined by the Intercreditor Agreement, by applicable law or applicable court order.

Section 2.7.      Amendment to Section 3.05.  Section 3.05 of the Agreement is amended in its entirety to read as follows:
                  -------------------------   ------------

                  Section 3.05      Properties.
                                    ----------

                           (a)      Each of the Borrower and the Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to its business (including its Collateral), except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes free and clear of all Liens other than Permitted Encumbrances and Liens permitted by clauses (ii) through (v) of Section 6.02;
                      ------------         ---    ------------

                           (b)      Each of the Borrower and the Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to its business, and the use thereof by the
         Borrower and the Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material
         Adverse Effect;

                           (c)      As of the Effective Date, neither the Borrower nor any of the Subsidiaries has received notice of, or has knowledge of, any pending or contemplated condemnation proceeding affecting any Mortgaged Property or any other real property owned by it or any sale or disposition thereof in lieu of condemnation.  Neither any such real property nor any interest therein is subject to any right of first refusal, option or other contractual right to purchase such real property or interest therein.

Section 2.8.      Amendment to Section 3.12.  Section 3.12 of the Agreement is amended in its entirety to read as follows:
                  -------------------------   ------------

                  Section 3.12      Subsidiaries.  As of August 14, 2001, Borrower has no Subsidiaries other than those
                                    ------------
         listed on Schedule 3.12 hereto.  As of August 14, 2001, Schedule 3.12 sets forth the jurisdiction of incorporation
                   -------------                                 -------------
         or organization of each such Subsidiary, the percentage of Borrower's ownership of the outstanding Equity Interests of each Subsidiary directly owned by Borrower, the percentage of each Subsidiary's ownership of the outstanding
         Equity Interests of each other Subsidiary and the authorized, issued and outstanding Equity Interests of each

         Subsidiary.  All of the outstanding Equity Interests of each Subsidiary has been validly issued, are fully paid, and nonassessable.  Except as permitted to be issued or created pursuant to the terms hereof or as reflected on
         Schedule 3.12, there are no outstanding subscriptions, options, warrants, calls, or rights (including preemptive
         -------------
         rights) to acquire, and no outstanding securities or instruments convertible into any Equity Interests of the
         Borrower or any Subsidiary.

Section 2.9.      Amendment to Section 5.10. Section 5.10 of the Agreement is amended in its entirety to read as follows:
                  -------------------------  ------------

                  Section 5.10      Use of Proceeds and Letters of Credit.  The proceeds of the Loans and Swingline Loans
                                    -------------------------------------
         will be used only for working capital and other general corporate needs of the Borrower; provided that Borrower will
                                                                                                  -------------
         not use proceeds of any Loan to make any payments under the Synthetic Real Property Lease for the purpose of acquiring, constructing or improving any "Property" (as such term is defined in the Synthetic Real Property Lease), provided further, that nothing in this Section 5.10 shall prevent the Borrower from making regularly scheduled lease
         -------- -------  ----                 ------------
         payments under the Synthetic Real Property Lease.  No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including
         Regulations U and X.  Letters of Credit will be issued only to support the general corporate needs of the Borrower and the Subsidiaries.

Section 2.10.     Amendment to Section 5.11.  Section 5.11 of the Agreement is amended in its entirety to read as follows:
                  -------------------------   ------------

                  SECTION 5.11.       Additional Subsidiaries; Additional Guarantors.  If any additional Subsidiary is formed
                                      ----------------------------------------------
         or acquired after August 14, 2001 and if such Subsidiary is a Domestic Subsidiary, the Borrower will notify the
         Agent and the Lenders thereof and the Borrower will cause such Subsidiary to become a party to the Subsidiary
         Guaranty.  Borrower will and will cause the Subsidiaries (including the new Subsidiary formed or acquired), to comply with its obligations under the Intercreditor Agreement and Security Agreement arising in connection with any such formation or acquisition within three Business Days after such Subsidiary is formed or acquired.

Section 2.11.     Addition to Article V.  The following Section 5.14 is added to Article V of the Agreement immediately after
                  ---------------------                 ------------             ---------
Section 5.13 to read in its entirety as follows:
------------

                  SECTION 5.14.       Post Closing Agreements.
                                      -----------------------

(a)      On or before September 14, 2001, the Borrower shall deliver or cause to be delivered to the Agent, each of the following, all in form and substance acceptable to the Agent and the Required Lenders in their sole discretion:

(i)      The Intercreditor Agreement executed by all the parties thereto;

(ii)     The Security Agreement executed by the Borrower and the Guarantors pursuant to which the Borrower and each Guarantor shall have granted to the Collateral Agent a security interest in all or substantially all of the unencumbered personal property of each such entity;

(iii)    Stock certificates representing all of the outstanding shares of capital stock or other equity interest of each Subsidiary owned by or on behalf of Borrower or any Guarantor) (to the extent such capital stock or equity interest is certificated) (except that stock certificates representing shares of common stock of a Foreign Subsidiary may be limited to 66 2/3% of the outstanding shares of common stock of such Foreign Subsidiary, together with undated stock powers duly executed in blank for all such certificates; provided, that stock certificates of Acxiom CDC, Inc.
                                                                  --------  ----
         previously delivered to Trans Union LLC shall not be required to be delivered to the Agent;

(iv)     UCC, tax and judgment Lien search reports listing all documentation on file against the Borrower, each Guarantor and such other Persons as the Agent may require in each jurisdiction in which it has its principal place of business and jurisdiction of organization and in which any Collateral is or has been located;

(v)      Subject to the terms of the Intercreditor Agreement and the Security Agreement, such executed documentation as the
         Collateral Agent or the Agent may require or deem necessary to perfect or protect the Collateral Agent's Liens in the assets of the Borrower, including, without limitation, (i) financing statements under the UCC, (ii) intellectual property assignments for all intellectual property registered in the United States of America, (iii) all Collateral
         the possession of which is necessary to perfect the Lien therein, (iv) all other applicable documentation under the laws of any jurisdiction required with respect to the creation, perfection and protection of Liens; and (v) all third party or governmental approvals and consents required for the pledge of the Collateral under the Security
         Agreement;

(vi)     Duly executed UCC-3 termination statements and such other documentation as shall be necessary to terminate or release all
         Liens encumbering the Collateral not otherwise permitted by the Agreement;

(vii)    Evidence that the insurance required by Section 5.06 is in effect;
                                                 ------------

(viii)   The Term Loan Agreement and all related documents and instruments, each executed by all parties thereto;

(ix)     Evidence that any defaults or events of default under the Synthetic Equipment Lease Facility and the Synthetic Real
         Property Lease have been cured or permanently waived by the necessary parties thereunder;

(x)      Favorable written opinions from counsel to the Borrower and the Guarantors addressed to the Lenders and satisfactory to
         Jenkens & Gilchrist, a Professional Corporation, counsel for the Agent, as to such matters relating to the
         Intercreditor Agreement and the Security Agreement pursuant thereto as the Agent may request (and the Borrower hereby instructs its counsel to deliver such opinion to the Agent for the benefit of the Lenders); and

(xi)     Such additional information and documentation as the Collateral Agent or the Agent may require to consummate the transactions contemplated by this Section 5.14(a).
                                           ---------------

         The Borrower's failure to fully and timely satisfy on or before September 14, 2001 each requirement set forth in clauses (i) through (xi) of this Section 5.14(a) shall constitute an immediate Event of Default.
                                          ---------------

(b)      On or before September 30, 2001, the Borrower shall deliver or cause to be delivered to the Agent, each of the following, all in form and substance acceptable to the Agent and the Required Lenders in their sole discretion:

(i)      A Mortgage with respect to each Mortgaged Property signed on behalf of the record owner of such Mortgaged Property with a metes and bounds or other description of the parcel attached thereto and recorded in the applicable real property records;

(ii)     With respect to each parcel of the Mortgaged Property, a Title insurance commitment, all documentation evidencing any exceptions to title reflected thereon (or other evidence of title satisfactory to the Agent) and, to the extent available, a survey and environmental report relating to such parcel;

(iii)    Favorable written opinions from counsel to the Borrower and the Guarantors addressed to the Lenders and satisfactory to
         Jenkens & Gilchrist, a Professional Corporation, counsel for the Agent, as to such matters relating to the Mortgages and the property mortgaged pursuant thereto as the Agent may request (and the Borrower hereby instructs its counsel to deliver such opinion to the Agent for the benefit of the Lenders); and

(iv)     Such additional information and documentation as the Collateral Agent or the Agent may require to consummate the transaction contemplated by this Section 5.14(b).

         The Borrower shall, and shall cause each Guarantor, to use commercially reasonable efforts to obtain on or before
         September 30, 2001, lien waivers or subordination agreements with respect to the Collateral from all of the
         Borrower's and Guarantor's landlords and mortgagees.

Section 2.12.     Amendment to Sections 6.01 and 6.02.  Sections 6.01 and 6.02 of the Agreement are amended in their respective
                  -----------------------------------   -------------     ----
entireties to read as follows:

                  SECTION 6.01        Indebtedness; Certain Equity Securities.
                                      ---------------------------------------

                           (a)      The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except:

                                    (i)     Indebtedness created under the Loan Documents;

                                    (ii)    Indebtedness existing on August 14, 2001 and set forth in Schedule 6.01 and
                                                                                                      -------------
         extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof or result in an earlier maturity date or decreased weighted average life thereof;

                                    (iii)   Indebtedness owed by a Subsidiary to Borrower or owed by a Subsidiary to its parent incurred in accordance with the restrictions set forth in Section 6.04; provided that (A) the obligations of
                                                                          ------------

         each obligor of such Indebtedness must be subordinated in right of payment to any liability such obligor may have for the obligations arising hereunder from and after such time as any portion of the obligations arising hereunder or under any other Loan Documents shall become due and payable (whether at stated maturity, by acceleration or otherwise), (B) such Indebtedness must be incurred in the ordinary course of business or incurred to finance general corporate needs, (C) such Indebtedness must be provided on terms customary for intercompany borrowings among the
         Borrower and the Subsidiaries or must be made on such other terms and provisions as the Agent may reasonably require; and (D) the sum of the aggregate outstanding amount of the obligations of Excluded Subsidiaries guaranteed pursuant to clause (iv) below plus the aggregate outstanding principal amount of the loans and advances made to
                     -----------
         Excluded Subsidiaries by Borrower and the Subsidiaries (such sum the "Excluded Subsidiary Loan and Guaranty Amount")
                                                                               --------------------------------------------
         shall not at any time exceed the Dollar Amount equal to $20,000,000 (the "Excluded Subsidiary Loan and Guaranty
                                                                                   --------------------------------------
         Limit");

                                    (iv)    Guarantees by the Borrower or a Subsidiary of (A) Indebtedness of any of its
         wholly owned direct Subsidiaries; (B) trade accounts payable owed by any of its wholly owned direct Subsidiaries and arising in the ordinary course of business or (C) operating leases of any of its wholly owned direct Subsidiaries entered into in the ordinary course of business; provided that:  (1) the Indebtedness guaranteed is otherwise permitted hereunder; (2) no Default exists or would result from such Guarantee; and (3) the Excluded Subsidiary Loan and Guaranty Amount shall not exceed the Excluded Subsidiary Loan and Guaranty Limit;

                                    (v)     Guaranties incurred in the ordinary course of business with respect to surety and appeal bonds, performance and return-of-money bonds, and other similar obligations not exceeding at any time outstanding a Dollar Amount equal to $1,000,000 in aggregate liability;

                                    (vi)    Indebtedness constituting obligations to reimburse worker's compensation insurance companies for claims paid by such companies on Borrower's or a Subsidiaries' behalf in accordance with the policies issued to Borrower and the Subsidiaries;

                                    (vii)   Indebtedness arising in connection with Hedging Agreements entered into in the ordinary course of business to enable Borrower or a Subsidiary (a) to limit the market risk of holding currency in either the cash or futures market or (b) to fix or limit Borrower's or any Subsidiaries' interest expense;

                                    (viii)  The obligations arising under the Synthetic Real Property Lease, the Synthetic
         Airplane Lease Facility and the Synthetic Equipment Lease Facility, provided, however, notwithstanding anything to
                                                                             --------  -------
         the contrary herein or in the letter dated September 22, 2000 consenting to the Synthetic Real Property Lease, the amount of fundings for construction after August 14, 2001 under the Synthetic Real Property Lease (excluding any fundings for construction under the Synthetic Real Property Lease prior to August 14, 2001) shall not, at any time, exceed $26,000,000 in aggregate amount;

                                    (ix)    Indebtedness arising in connection with preferred Equity Interest permitted to be issued in accordance with Section 6.01(b);
                                      ----------------

                                    (x)     Indebtedness for borrowed money not otherwise permitted under this Section 6.01
                                                                                                               ------------
         of any Excluded Subsidiary provided that the aggregate outstanding amount of all such Indebtedness shall not at any time exceed the Dollar Amount equal to $5,000,000;

                                    (xi)    Indebtedness represented by software licensing liabilities; and

                                    (xii)   The following Indebtedness which may only be created, incurred, assumed or permitted to exist after March 31, 2002 if no Default exists or would result therefrom:

                                            (A)      Indebtedness of the Borrower or any Subsidiary incurred to finance the acquisition, construction or improvement of any fixed or capital assets (but excluding the acquisition of assets which constitute a business unit of a Person), including Capital Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof or result in an earlier maturity date or decreased weighted average life thereof; provided that (1) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement; (2) such Indebtedness does not exceed the amount of the purchase price or the costs of construction or improvement, as the case may be, of the applicable asset; and (3) after giving proforma effect to such Indebtedness, the Borrower shall be in compliance with Section 7.02 as of the most recently ended fiscal
                                                                     ------------
         quarter of Borrower;

                                            (B)      Indebtedness of any Person that becomes a Subsidiary after the date hereof or is merged with or into Borrower or a Subsidiary in accordance with the permissions herein set forth;
         provided that (1) such Indebtedness exists at the time such Person becomes a Subsidiary or was so merged and is not created in contemplation of or in connection with such Person becoming a Subsidiary or merger; (2) after giving proforma effect to such Indebtedness and the EBITDA of the Person who became a Subsidiary, the Borrower shall be in compliance with Section 7.02 of the most recently ended fiscal quarter of Borrower;
                         ------------

                                            (C)      unsecured Indebtedness of Borrower and of the Guarantors of the type described in clauses (a), (b), (c), (e), and (l) of the definition thereof, in addition to the Indebtedness
                      -----------  ---  ---  ----
         permitted by clauses (i) through (xi) of this Section 6.01(a) and the foregoing clauses (A) and (B); provided that
                      -----------          ---         ---------------                   -----------     ---
         after giving proforma effect to the Indebtedness incurred under the permissions of this clause (xii)(C), the
                                                                                                 ---------------
         Borrower shall be in compliance with Section 7.02 as of the most recently ended fiscal quarter of Borrower and no
                                              ------------
         Default shall exist as result therefrom.

                           (b)      The Borrower will not, nor will they permit any Subsidiary to, issue any preferred stock or other preferred Equity Interests except for the preferred Equity Interest set forth in Schedule 6.01 and except
                                                                                                   -------------
         for the issuance of preferred Equity Interests by the Subsidiaries as long as the aggregate amount to be paid in connection with the redemption of such preferred Equity Interests issued after the Effective Date does not exceed a
         Dollar Amount equal to $5,000,000 and no mandatory redemption of such preferred Equity Interest is due prior to the
         Maturity Date first established under the terms of this Agreement.

                  SECTION 6.02        Liens.  The Borrower will not, and will not permit any Subsidiary to, create, incur,
                                      -----
         assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

                                    (i)     Permitted Encumbrances and Liens created by the Security Agreement, the
         Mortgages and the other Loan Documents;

                                    (ii)    Any Lien on any property or asset of the Borrower or any Subsidiary existing on
         August 14, 2001 and set forth in Schedule 6.02; provided that (i) such Lien shall not apply to any other property or
                                          -------------
         asset of the Borrower or any Subsidiary and (ii) such Lien shall secure only those obligations which it secures on the date hereof and extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof;

                                    (iii)   Liens created in connection with the Synthetic Real Property Lease, the
         Synthetic Airplane Lease Facility and the Synthetic Equipment Lease Facility on property leased pursuant to the applicable related leases as long as such Liens do not encumber any other property of the Borrower or any Subsidiary;

                                    (iv)    Liens encumbering the property of an Excluded Subsidiary securing Indebtedness of such Excluded Subsidiary incurred in accordance with the permissions of Section 6.01(a)(x);
                                                                                    ------------------

                                    (v)     The following Liens which may only be created, incurred, assumed or permitted to exist after March 31, 2002 if no Default exists or would result therefrom:

                                            (A)      Any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a
         Subsidiary after the date hereof in accordance with Section 6.04 prior to the time such Person becomes a Subsidiary;
                                                             ------------
         provided that (1) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (2) such Lien shall not apply to any other property or assets of the
         Borrower or any Subsidiary, (3) such Lien shall secure only those obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be and extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof; and (D) the Indebtedness secured thereby is otherwise permitted by Section 6.01; and
                                           ------------

                                            (B)      Liens on fixed or capital assets (but excluding assets which constitute a business unit) acquired, constructed or improved by the Borrower or any Subsidiary; provided that (1) such security interests secure Indebtedness permitted by clause (xii)(A) of Section 6.01(a), (2) such security interests
                                                             ---------------    ---------------
         and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement, (3) the Indebtedness secured thereby does not exceed the cost of acquiring, constructing or improving such fixed or capital assets and (4) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary.

Section 2.13.     Amendment to Sections 6.04, 6.05, 6.06 and 6.07.  Sections 6.04, 6.05, 6.06 and 6.07 of the Agreement are amended
                  -----------------------------------------------   -------------- ----- -----   -----
in their respective entireties to read as follows:

                  SECTION 6.04        Investments, Loans, Advances, Guarantees and Acquisitions.  The Borrower will not, and
                                      ---------------------------------------------------------
         will not permit any of the Subsidiaries to, purchase, hold or acquire any Equity Interests in or evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, Guarantee any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions) any assets of any other Person constituting a business unit, except:

                           (a)      Permitted Investments;

                           (b)      Investments, loans and advances existing on August 14, 2001 and set forth on
         Schedule 6.04;

                           (c)      Loans and advances to employees for business expenses incurred in the ordinary course of business;

                           (d)      Loans and advances by Borrower or any Subsidiary to any of the Guarantors made in accordance with the restrictions set forth in Section 6.01; provided that, at the time any such loan or advance is
                                                       ------------
         made, no Default exists or would result therefrom;

                           (e)      Loans and advances by Borrower or any Subsidiary to any of its directly owned Excluded
         Subsidiaries made in accordance with the restrictions set forth in Section 6.01; provided that, at the time of any
                                                                            ------------
         such advance or loan, no Default exists or would result therefrom and at no time shall the Excluded Subsidiary Loan and Guaranty Amount exceed the Excluded Subsidiary Loan and Guaranty Limit;

                           (f)      If no Default exists, Borrower and the Subsidiaries may make additional investments in or purchase Equity Interest of a wholly owned Subsidiary or a newly created Person organized by Borrower or a
         Subsidiary that, immediately after such investment or purchase, will be a wholly owned Subsidiary if the obligations under Section 5.11 shall be fulfilled and the aggregate amount of such contributions and investments made under the
               ------------
         permissions of this clause (f) does not exceed a Dollar Amount equal to $100,000 during the entire term of this
                             ----------
         Agreement;

                           (g)      Investments by Foreign Subsidiaries which are held or made outside the United States of the same or similar quality as the Permitted Investments;

                           (h)      The Borrower or any Subsidiary (the "Acquiring Company") may acquire assets constituting
                                                                         -----------------
         a business unit of any Subsidiary (a "Transferring Subsidiary") if the Acquiring Company assumes all the
                                               -----------------------
         Transferring Subsidiary's liabilities, including without limitation, all liabilities of the Transferring Subsidiary under the Loan Documents to which it is a party and if all of the capital stock of the Transferring Subsidiary is owned directly or indirectly by the Acquiring Company (and, following such assignment and assumption, such

         Transferring Subsidiary may wind up, dissolve and liquidate) except that no Foreign Subsidiary may acquire assets of a Domestic Subsidiary in such a transaction;

                           (i)      If no Default exists or would result therefrom, Borrower and any Subsidiary may acquire all the Equity Interest of any Person or the assets of a Person constituting a business unit if:

                                    (i)     The Target is involved in a similar type of business activities as the Borrower or the Subsidiary;

                                    (ii)    If the proposed acquisition is an acquisition of the stock of a Target, the acquisition will be structured so that the Target will become a Subsidiary wholly and directly owned by Borrower or will, simultaneously with the acquisition be merged into Borrower or a Subsidiary.  If the proposed acquisition is an acquisition of a business unit, the acquisition will be structured so that Borrower or a Subsidiary wholly and directly owned by Borrower will acquire the business unit;

                                    (iii)   If the acquisition is consummated during the period from and including August
         14, 2001 to and including March 31, 2002 (the "Restriction Period"), the cash portion of the Purchase Price paid for
                                                        ------------------
         the proposed acquisition in question together with the cash portion of the Purchase Prices paid for all other acquisitions consummated during the Restriction Period plus the aggregate book value of all investments and the aggregate outstanding amount of all loans and advances made under the permissions of clause (l) of this Section 6.04
                                                                                              ----------         ------------
         during the Restriction Period, do not exceed $5,000,000.  If the acquisition is consummated after March 31, 2002, the cash portion of the Purchase Price paid for the proposed acquisition in question does not exceed $5,000,000, the cash portion of the Purchase Price for the proposed acquisition in question together with the cash portion of the
         Purchase Prices paid for all acquisitions consummated in the same fiscal year (including, if applicable, the acquisitions consummated during the Restriction Period) does not exceed a Dollar Amount equal to $10,000,000;

                                    (iv)    Borrower shall have provided to the Agent and each Lender at least 7 Business
         Days prior to the date that the proposed acquisition is to be consummated (but no earlier than 10 Business Days prior to such date) the following:  (a) the name of the Target; (b) a description of the nature of the Target's business; and (c) a certificate of a Financial Officer of the Borrower (1) certifying that no Default exists or could reasonably be expected to occur as a result of the proposed acquisition, and (2) demonstrating compliance with the criteria set forth in clause (iii) of this Section 6.04(i) and that both as of the date of any such acquisition
                                   ------------         ---------------
         and immediately following such acquisition the Borrower is and on a pro forma basis projects that it will continue to be, in compliance with the financial covenants of this Agreement;

                                    (v)     Such acquisition has been:  (i) in the event a corporation or its assets is the
         Target, either (x) approved by the Board of Directors of the corporation which is the Target, or (y) recommended by such Board of Directors to the shareholders of such Target, (ii) in the event a partnership is the Target, approved by a majority (by percentage of voting power) of the partners of the Target, (iii) in the event an organization or entity other than a corporation or partnership is the Target, approved by a majority (by percentage of voting power)

         of the governing body, if any, or by a majority (by percentage of ownership interest) of the owners of the Target or
         (iv) in the event the corporation, partnership or other organization or entity which is the Target is in bankruptcy, approved by the bankruptcy court or another court of competent jurisdiction;

                           (j)      Guarantees constituting Indebtedness permitted by Section 6.01;
                                                                                      ------------

                           (k)      Investments received in connection with the bankruptcy or reorganization of, or settlement of delinquent accounts and disputes with, customers and suppliers, in each case in the ordinary course of business; and

                           (l)      In addition to the investments, loans and advances permitted by clauses (a) through (k)
                                                                                                    -----------         ---
         of this Section 6.04, investments in Equity Interests issued by, and loans and advances to, Persons having an
                 ------------
         ongoing business similar to or consistent with the Borrower's line of business; provided that (i) at any time of determination during the Restriction Period, the sum of the Purchase Prices for all acquisitions consummated during such period under Section 6.04(i) plus the sum of the aggregate book value of all such investments plus the
                           ---------------
         aggregate outstanding principal amount of all such loans and advances shall never exceed a Dollar Amount equal to
         $5,000,000 and (ii) at any time of determination after March 31, 2002, the sum of the aggregate book value of all such investments plus the aggregate outstanding principal amount of all such loans and advances shall never exceed a
         Dollar Amount equal to $10,000,000.

                  SECTION 6.05. Asset Sales; Equity Issuances.  The Borrower will not, and will not permit any of the
                                -----------------------------
         Subsidiaries to, sell, transfer, lease or otherwise dispose of any asset, including any Equity Interest owned by it, nor will the Borrower permit any of the Subsidiaries to issue any additional Equity Interest in such Subsidiary, except:

                  (a) sales of inventory, used or surplus equipment and Permitted Investments in the ordinary course of business and the sale, lease or sublease of equipment to customers in the ordinary course of business;

                  (b) sales, transfers and dispositions to the Borrower or a Subsidiary in accordance with Section 6.04;

                  (c) a Subsidiary may sell preferred Equity Interest issued by such Subsidiary in accordance with the limitations set forth in Section 6.01(b); and

                  (d) sales, transfers and other dispositions of assets consummated after August 14, 2001 that are not permitted by any other clause of this Section 6.05 (such other sales, transfers and other dispositions herein the
         "Dispositions"); if: (1) no Default exists or would result therefrom and (2) after giving effect to such
         -------------
         Disposition, the aggregate book value of all such assets sold, transferred or otherwise disposed of since August 14,
         2001 under the permissions of this clause (d) would not exceed $10,000,000. Notwithstanding the foregoing, the
         Borrower may make a Disposition and the book value of the assets shall not be required to be included in the foregoing computation if (1) such Disposition is pursuant to the Synthetic Equipment Lease Facility, Synthetic Real
         Property Lease or another sale and leaseback transaction permitted under Section 6.06 or (2) the Borrower shall, within 180 days after such Disposition invest the Net Proceeds thereof in Collateral for use in the business of the
         Borrower and the Subsidiaries;

         provided that all sales, transfers, leases and other dispositions permitted hereby (other than those permitted by
         --------------
         clause (b) above) shall be made for fair value.

                  SECTION 6.06. Sale and Leaseback Transactions.  The Borrower will not, and will not permit any of the
                                -------------------------------
         Subsidiaries to, enter into any arrangement, directly or indirectly, whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereinafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property sold or transferred, except for any such sale of any fixed or capital assets that is made for cash consideration in an amount not less than the cost of such fixed or capital asset and is consummated within 90 days after the Borrower or such Subsidiary acquires or completes the construction of such fixed or capital asset and the lease thereof pursuant to the Synthetic Equipment Lease Facility, the Synthetic Airplane Lease Facility, the
         Synthetic Real Property Lease or other Synthetic Lease or capital lease facility which has been or which may hereafter be permitted by the Required Lenders.

                  SECTION 6.07. Hedging Agreements.  The Borrower will not, and will not permit any of the Subsidiaries to,
                                ------------------
         enter into any Hedging Agreement, other than Hedging Agreements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business and the management of its liabilities.

Section 2.14.     Amendment to Section 6.08.  Clause (a) of Section 6.08 is amended in its entirety to read as follows and the
                  -------------------------   ----------    ------------
phrase "(other than the Equity Forward Agreement and any other Synthetic Purchase Agreement entered into in compliance with Section
6.01(a)(xi))" is deleted from clause (c):

                  (a) The Borrower will not, nor will it permit any Subsidiary to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, or incur any obligation (contingent or otherwise) to do so, except
         (i) the Borrower may purchase or redeem its capital stock to satisfy its obligations under the Equity Forward
         Agreement and any Synthetic Purchase Agreement in existence on August 14, 2001 as long as no Default exists or would result therefrom (including, any Default arising as a result of the violation of Section 7.01), (ii) Subsidiaries may declare and pay dividends ratably with respect to their capital stock, and (iii) Subsidiaries may make payment in respect of preferred Equity Interest issued under the permissions of Section 6.01(b) when such payments become due.

Section 2.15.     Amendment to Sections 6.10.  The phrase "the date hereof" in clause (ii) of Section 6.10 of the Agreement is
                  --------------------------                                   -----------    ------------
amended to read "August 14, 2001."

Section 2.16.     Amendment to Article VI.  Section 6.15 is added to Article VI of the Agreement to read in its entirety s follows:
                  -----------------------   ------------             ----------

                  SECTION 6.15        Term Loan Agreement. Borrower will not and will not permit any Subsidiaries to make any
                                      -------------------
         principal payments in connection with the Term Loan Agreement or any Guarantee thereof until the Maturity Date.
         Borrower will not and will not permit any Subsidiaries to change or amend the terms of the Term Loan Agreement or any Guarantee thereof, if the effect of such amendment is to:  (a) increase the interest rate on the Term Loan;
         (b) shorten the time of payments of principal or interest due under the Term Loan Agreement; (c) change any event of default or any covenant to a materially more onerous or restrictive provision; or (d) change or amend any other term if such change or amendment would materially increase the obligations of the obligor or confer additional material rights on the holders of the Term Loan in a manner materially adverse to Agent or any Lender as senior creditors or the interests of the Lenders under this Agreement or any other Loan Document in any respect.

Section 2.17.     Amendments to Article VII.  Article VII of the Agreement is amended in its entirety to read as follows:
                  -------------------------   ------------

                                                                  Article VII

                                                              Financial Covenants
                                                              -------------------

                  Section 7.01      Consolidated Net Worth.  The Borrower will at all times maintain Consolidated Tangible
                                    ----------------------
         Net Worth (as defined below) in an amount not less than the sum of (a) $290,000,000; plus (b) 50% of the Borrower's
                                                                                              ----
         Consolidated Net Income for the period from July 1, 2001 through the fiscal quarter to have completely elapsed as of the date of determination; plus (c)  100% of the net cash proceeds of any sale of Equity Interests or other
                                    ----
         contributions to the capital of the Borrower received by Borrower since July 1, 2001, calculated without duplication. As used in this Agreement, the following terms have the following meanings:

                  "Consolidated Net Income" means, for any period and any Person (a "Subject Person"), such Subject Person's
                   -----------------------
         consolidated net income (or loss) determined in accordance with GAAP, but excluding any extraordinary, nonrecurring, nonoperating or noncash gains or losses, including or in addition, the following:

                  (i)      the income (or loss) of any Person (other than a subsidiary) in which the Subject Person or a subsidiary has an ownership interest; provided, however, that (A) Consolidated Net Income shall include amounts in respect of the income of such when actually received in cash by the Subject Person or such subsidiary in the form of dividends or similar distributions and (B) Consolidated Net Income shall be reduced by the aggregate amount of all investments, regardless of the form thereof, made by the Subject Person or any of its subsidiaries in such Person for the purpose of funding any deficit or loss of such Person;

                  (ii)     the income of any subsidiary to the extent the payment of such income in the form of a distribution or repayment of any Indebtedness to the Subject Person or a subsidiary is not permitted, whether on account of any restriction in by-laws, articles of incorporation or similar governing document, any agreement or any law, statute, judgment, decree or governmental order, rule or regulation applicable to such subsidiary;

                  (iii)    any gains or losses accrued on foreign currency receivables or on foreign currency payables of the
         Subject Person or a subsidiary organized under the laws of the United States which are not realized in a cash transaction;

                  (iv)     the income or loss of any foreign subsidiary or of any foreign Person (other than a subsidiary) in which the Subject Person or subsidiary has an ownership interest to the extent that the equivalent Dollar Amount of the income contains increases or decreases due to the fluctuation of a foreign currency exchange rate after the
         Effective Date;

                  (v)      the income or loss of any Person acquired by the Subject Person or a subsidiary for any period prior to the date of such acquisition;

                  (vi)     the income from any sale of assets in which the accounting basis of such assets had been the book value of any Person acquired by the Subject Person or a subsidiary prior to the date such Person became a subsidiary or was merged into or consolidated with the Subject Person or a subsidiary; and

                  (vii)    when determining Consolidated Net Income for Borrower and for any period which includes the second or third fiscal quarters of the 1999 fiscal year, any of the special charges recorded in the applicable fiscal quarter relating to the Borrower's acquisition of May & Speh and the write down of other impaired assets.

                  (viii)   when determining Consolidated Net Income for Borrower and for any period which includes the first quarter of the 2002 fiscal year, any of the: (A) special non-cash charges recorded in the fiscal quarter relating to the restructure by the Borrower of its operations in an aggregate amount not to exceed $45,000,000 and (B) the nonrecurring operating expenses incurred in the fiscal quarter relating to the restructure by the Borrower of its operations in an aggregate amount not to exceed $26,000,000.

         The gains or losses of the type described in clauses (i) through (vi) of this definition shall only be excluded in determining consolidated net income if the aggregate amount of such gains or losses exceed, in either case (i.e., gains or losses), $1,000,000 in the period of calculation.  If a gain or loss is to be excluded from the calculation of consolidated net income pursuant to the foregoing $1,000,000 threshold, the whole gain or loss shall be excluded, not just that amount in excess of the threshold.

                  "Consolidated Tangible Net Worth" means, at any particular time, the sum of (i) all amounts which, in conformity with GAAP, would be included as stockholders' equity on a consolidated balance sheet of the Borrower and the Subsidiaries; minus (ii) the sum of the following:  (a) the amount by which stockholders' equity has been increased by the write-up of any asset of the Borrower and the Subsidiaries after September 30, 1999, plus (b) the amount of net deferred income tax assets (less adjustments included in Consolidated Net Income after September 30,
         1999), plus (c) any cash held in a sinking fund or other analogous fund established for the purpose of redemption, retirement or prepayment of capital stock or Indebtedness, plus (d) the cumulative foreign currency translation adjustment (less adjustments included in Consolidated Net Income after September 30, 1999), plus (e) the amount at which shares of capital stock of the Borrower is contained among the assets on the consolidated balance sheet of the
         Borrower and the Subsidiaries, plus (f) the amount of any preferred stock, plus (g) to the extent included in clause
         (i) above of this definition, the amount properly attributable to the minority interests, if any, of other Persons in the stock, additional paid-in capital, and retained earnings of the Subsidiaries, plus (h) the amount of intangible assets carried on the balance sheet of the Borrower at such date determined in accordance with GAAP on a consolidated basis, including goodwill, patents, trademarks, tradenames, organizational expenses, deferred financing changes, debt acquisition costs, start up costs, preoperating costs, prepaid pension costs, or any other similar deferred charges but not including deferred charges relating to data processing contracts and software development costs.

                  SECTION 7.02.       Leverage Ratio.  As of the last day of each fiscal quarter, the Borrower shall not permit the ratio of Total Indebtedness as of such date to Adjusted EBITDAR for the four (4) Fiscal Quarters then ended to exceed (i) for the fiscal quarters ending June 30, 2001, September 30, 2001, and December 31, 2001, 3.50 to
         1.00 and (ii) for all fiscal quarters ending after December 31, 2001, 3.00 to 1.00.  As used in this Agreement, the following terms have the following meanings:

                  "Adjusted EBITDAR" means, for any period (the "Subject Period"), the total of the following calculated without duplication for such period:  (a) Borrower's EBITDAR; plus (b), on a pro forma basis, the pro forma EBITDAR of each Prior Target or, as applicable, the EBITDAR of a Prior Target attributable to the assets acquired from such
         Prior Target, for any portion of such Subject Period occurring prior to the date of the acquisition of such Prior
         Target or the related assets but only to the extent such EBITDAR for such Prior Target can be established in a manner satisfactory to the Agent based on financial statements of the Prior Target prepared in accordance with GAAP;
         minus (c) the EBITDAR of each Prior Company and, as applicable but without duplication, the EBITDAR of Borrower and each Subsidiary attributable to all Prior Assets, in each case for any portion of such Subject Period occurring prior to the date of the disposal of such Prior Companies or Prior Assets.

                  "EBITDAR" means, for any period and any Person, the total of the following each calculated without duplication on a consolidated basis for such period:  (a) Consolidated Net Income (as defined in Section 7.01); plus
         (b) any provision for (or less any benefit from) income or franchise taxes included in determining Consolidated Net
         Income; plus (c) interest expense (including the interest portion of Capital Lease Obligations) deducted in determining Consolidated Net Income; plus (d) amortization and depreciation expense deducted in determining
         Consolidated Net Income; plus (e) all rentals paid or payable under Synthetic Leases and under any other operating leases which, in each case, have been deducted in determining Consolidated Net Income.

                  "Prior Assets" means assets that have been disposed of by a division or branch of Borrower or a Subsidiary in a transaction with an unaffiliated third party approved in accordance with this Agreement which would not make the seller a "Prior Company" but constitute all or substantially all of the assets of such division or branch.

                  "Prior Company" means any Subsidiary whose capital stock or other Equity Interests have been disposed of, or all or substantially all of whose assets have been disposed of, in each case, in a transaction with an unaffiliated third party approved in accordance with this Agreement.

                  "Prior Target" means all Targets acquired or whose assets have been acquired in a transaction permitted by
         Section 6.04.

                  "Total Indebtedness" means, at the time of determination, the sum of the following determined for Borrower and the Subsidiaries on a consolidated basis (without duplication):  (a) the average the outstanding Loans under this Agreement for the thirty day period ending on the date of determination (computed on the basis of the simple average as of the close of business on each business day during such period); plus (b) all obligations for borrowed money, other than the Loans, or with respect to deposits or advances of any kind; plus (c) all obligations of such
         Person evidenced by bonds, notes, debentures, or other similar instruments, other than the Loans; plus (d) all obligations of such Person upon which interest charges are customarily paid, other than the Loans; plus (e) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person; plus (f) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business); plus (g) all obligations of others secured by (or for which the holder of such obligations has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed (provided that for purposes of this clause (g) the amount of any such Indebtedness shall be deemed not to exceed the higher of the market value or the book value of such assets); plus (h) all Capital Lease
         Obligations; plus (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty; plus (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances; plus (k) all obligations, contingent or otherwise, for the payment of money under any non-compete, consulting or similar agreement entered into with the seller of a Target or any other similar arrangements providing for the deferred payment of the purchase price for an acquisition; plus (l) all Indebtedness arising in connection with Hedging Agreements and preferred Equity Interests; plus (m) the net present value of all future payments to be made under all Synthetic Leases (excluding the Synthetic Real Property Lease) and any other operating leases (calculated by discounting all payments from their respective due dates to the date of determination in accordance with accepted financial practice, on the basis of a 360 day year and at a discount factor equal to 8%);
         plus (n) the total outstanding fundings under the Synthetic Real Property Lease minus (o) to the extent included in clauses (a) through (n) of this definition, the amount reflected on the Borrower's consolidated balance sheet as software license liabilities.  The deferred purchase price of property or services to be paid through earnings of the purchaser to the extent such amount is not characterized as liabilities in accordance with GAAP shall not be included in "Total Indebtedness".

                  SECTION 7.03.       Fixed Charge Coverage.  As of June 30, 2001, September 30, 2001 and December 31, 2001,
         the Borrower shall not permit the ratio of the Borrower's EBITDAR to Fixed Charges, both calculated for the period of four (4) consecutive fiscal quarters then ended, to be less than 1.15 to 1.00.  As of March 31, 2002, the
         Borrower shall not permit the ratio of the Borrower's EBITDAR to Fixed Charges, both calculated for the period of four (4) consecutive fiscal quarters then ended, to be less than 1.25 to 1.00.  As of the last day of the each fiscal quarter ending after March 31, 2002, the Borrower shall not permit the ratio of (i) the sum of the following for Borrower and the Subsidiaries calculated on a consolidated basis in accordance with GAAP:  (A) EBITDAR; minus
         (B) Capital Expenditures to (ii) Fixed Charges, all calculated for four (4) consecutive fiscal quarters then ended, to be less than 1.25 to 1.00.  As used in this Section 7.03, "Fixed Charges" means for any period, the sum of the following for the Borrower and the Subsidiaries calculated on a consolidated basis without duplication for such period:  (a) the aggregate amount of interest, including payments in the nature of interest under Capitalized Lease
         Obligations; (b) the scheduled amortization of Indebtedness paid or payable; (c) operating lease rentals (including, rentals from Synthetic Leases); (d) all dividends, redemptions, and other distributions made by Borrower on account of Equity Interests; and (e) payments on leases or other obligations assumed from customers under service agreements to the extent such arrangements are not treated as operating leases, Capital Lease Obligations or long term debt.

                  SECTION 7.04.       Asset Coverage.  For the period from the August 14, 2001 through and including
         December 31, 2001, the Borrower shall not at any time permit the ratio of the Asset Value to Senior Debt to be less than 1.20 to 1.00. At all times after December 31, 2001, the Borrower shall not permit the ratio of the Asset Value to Senior Debt to be less than 1.30 to 1.00.  As used in this Section 7.04, (i) the term "Asset Value" means, as of the date of determination, the sum of the book values of the following for Borrower and the Subsidiaries calculated on a consolidated basis:  (a) accounts receivable of Borrower and all the Subsidiaries and (b) property, plant and equipment net of accumulated depreciation and amortization and (ii) the term "Senior Debt" means, at the time of
                                                                                       -----------
         determination, the sum of the following determined for Borrower and the Subsidiaries on a consolidated basis
         (without duplication):  (a) the average outstanding Loans under this Agreement for the thirty day period ending on the date of determination (computed on the basis of the simple average as of the close of business on each business day during such period); plus (b) all obligations for borrowed money, other than the Loans, or with respect to deposits or advances of any kind; plus (c) all obligations of such Person evidenced by bonds, notes, debentures, or other similar instruments, other than the Loans; plus (d) all obligations of such Person upon which interest charges are customarily paid, other than the Loans; plus (e) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person; plus (f) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business); plus (g) all obligations of others secured by (or for which the holder of such obligations has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed (provided that for purposes of this clause (g) the amount of any such Indebtedness shall be deemed not to exceed the higher of the market value or the book value of such assets; plus (h) all Capital Lease Obligations; plus (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty; plus (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances; plus (k) all obligations, contingent or otherwise, for the payment of money under any noncompete, consulting or similar agreement entered into with the seller of a Target or any other similar arrangements providing for the deferred payment of the purchase price for an acquisition; plus (l) all Indebtedness arising in connection with Hedging Agreements; plus (m)
         indebtedness under the Synthetic Real Property Lease in the amount of the Synthetic Cap (as defined in the
         Intercreditor Agreement); minus (n), to the extent included in clauses (a) through (m) of this definition, the sum of (x) the amount reflected on the Borrower's consolidated balance sheet as software license liabilities, (y) any
         Indebtedness which by its terms is subordinated in right of payment to the Loans, and (z) the principal amount of the Term Loan. The deferred purchase price of property or services to be paid through earnings of the purchaser to the extent such amount is not characterized as liabilities in accordance with GAAP shall not be included in "Senior
         Debt".

                  SECTION 7.05.       Maximum Total Capital Expenditures.  The Borrower will not permit the sum of the following recorded or incurred for the period from July 1, 2001 through and including March 31, 2002 to exceed
         $61,000,000  (a) Capital Expenditures; plus (b) expenditures for software development; plus (c) capitalized deferred expenses.

Section 2.18.     Amendment to Article VIII.  Article VIII of the Agreement is amended as follows:

(a)      Clause (d) of Article VIII is amended in its entirety to read as follows:

                           (d)      the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Sections 5.02, 5.03 (with respect to the existence of the Borrower), 5.10 or 5.14 or in Articles VI or
         VII, or in Article IV of the Security Agreement, in any Mortgage or in the Intercreditor Agreement;

(b)      Clause (n) of Article VIII is amended in its entirety and new clauses (o), (p) and (q) are added to Article VIII all to read in their entireties as follows and the word "or" is deleted from the end of clause (m):

                           (n)      any Lien purported to be created under any Loan Document shall cease to be, or shall be asserted by Borrower or any Guarantor not to be, a valid and perfected Lien on any Collateral, with the priority required hereby, except (i) as a result of the sale or other disposition of the applicable Collateral in a transaction permitted under the Loan Documents or (ii) as a result of the Agent's failure to maintain possession of any stock certificates, promissory notes or other instruments delivered to it under the Security Agreement;

                           (o)      the occurrence of an Event of Default (as defined in the Intercreditor Agreement);

                           (p)      either the Subsidiary Guaranty, the Security Agreement, the Intercreditor Agreement or
         any Mortgage shall for any reason cease to be in full force and effect and valid, binding and enforceable in accordance with its terms after its date of execution, or the Borrower or any Guarantor shall so state in writing;
         or

                           (q)      the Borrower or any Guarantor shall suffer any uninsured, unindemnified or under insured loss of Collateral in excess of $5,000,000.

(c)      The following provision is added to the end of Article VIII:

         In addition to the other rights and remedies that the Lenders may have upon the occurrence of an Event of Default, the Required Lenders may direct:  (i) the Collateral Agent to exercise the rights and remedies available to the
         Collateral Agent under the Intercreditor Agreement, the Mortgages and the Security Agreements and (ii) the Agent to
         exercise the rights and remedies available to it under the Subsidiary Guaranty.

Section 2.19.     Amendment to Article IX.  The following provisions are added to the end of Article IX of the Agreement:

                  The Agent is authorized to sign the Intercreditor Agreement on behalf of each Lender and bind each Lender to the terms thereof as if each Lender were directly a party thereto.

Section 2.20.     Amendment to the Schedules.  Schedules 2.01, 3.12, 6.01, 6.04 and 6.10 of the Agreement are amended in their respective entireties to read as set forth on the corresponding Schedule hereto.  Schedule 1.01 is added to the Agreement to read as set forth on Schedule 1.01 hereto.

                                                              ARTICLE III.

                                                         Conditions Precedent

Section 3.1.      Conditions Precedent. Notwithstanding anything to the contrary contained in this Amendment, the effectiveness of
Article II of this Amendment is subject to the satisfaction of each of the following conditions precedent:

(a)      Agent shall have received such documents and certificates as the Agent and its counsel may reasonably request relating to the organization, existence and good standing of the Borrower and each Guarantor the power and authority of Borrower and each
Guarantor to execute, deliver and perform this Amendment and any other legal matters relating to the Borrower, any Guarantor or the
Loan Documents, all in form and substance satisfactory to the Agent and its counsel;

(b)      Agent shall have received a favorable written opinion from counsel to the Borrower and the Guarantors dated the date hereof and addressed to the Agent and the Lenders satisfactory in form and substance to Jenkens & Gilchrist, a Professional
Corporation, counsel for Agent;

(c)      Agent shall have received a Subsidiary Joinder Agreement in the form attached hereto as Exhibit A executed by each
Guarantor that is not already a party to the Subsidiary Guaranty;

(d)      Each Lender that executes this Amendment by August 14, 2001 shall have received an amendment fee in immediately available funds in an amount equal to 0.25% of its Revolving Commitment and the Agent and JP Morgan Securities Inc. shall have received all fees and other amounts due and payable on or prior to August 14, 2001, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses (including fees, charges and disbursements of counsel) required to be reimbursed or paid by the
Borrower hereunder or under any other Loan Document;

(e)      Each Lender that executed the Waiver Agreement dated as of July 20, 2001,  shall have received a waiver fee in immediately available funds in an amount equal to 0.10% of its Revolving Commitment in effect on July 19, 2001;

(f)      The representations and warranties contained herein and in all other Loan Documents, as amended hereby, shall be true and correct in all material respects as of the date hereof as if made on the date hereof, except for such representations and warranties limited by their terms to a specific date;

(g)      After giving effect to this Amendment, no Default or Event of Default shall exist; and

(h)      All proceedings taken in connection with the transactions contemplated by this Amendment and all documentation and other legal matters incident thereto shall be satisfactory to Agent and its legal counsel, Jenkens & Gilchrist, a Professional
Corporation.

                                                              ARTICLE IV.

                                             Ratifications, Representations and Warranties

Section 4.1.      Ratifications.  The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Agreement and except as expressly modified and superseded by this Amendment, the terms and provisions of the Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect.  In furtherance of, or in addition to the foregoing, Borrower, the Agent, and the Lenders party hereto agree as follows:

(a)      The Agreement as amended hereby and the other Loan Documents shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

(b)      This Amendment is the amendment requested by the Borrower in its letter to the Co-Administrative Agents on June 25, 2001, and, as a result, the Borrower will calculate all financial covenants in accordance with GAAP as in effect as of the date of this
Amendment (i.e., giving effect to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements") and as in effect from time to time hereafter as required by Section 1.04 of the Agreement.

(c)      Unpaid interest and fees accrued under the Agreement (as modified by the July 20, 2001 Waiver Agreement) prior to August
14, 2001 shall continue to be payable under the Agreement as amended hereby but at the rates and amounts provided for in the
Agreement (as modified by the July 20, 2001 Waiver Agreement) in effect prior to August 14, 2001.

(d)      For other matters arising prior to the date of this Amendment (e.g., the compliance with financial and other covenants for periods or dates prior to August 14, 2001), the terms of the Agreement, without giving effect to this Amendment, shall continue to control.

(e)      The Borrower has no further right to increase the aggregate amount of the Revolving Commitments under Section 2.19 of the
Agreement.

(f)      The following documents which are among the Borrower, the Agent and certain of the Lenders shall continue to be legal, valid, binding and enforceable in accordance with their respective terms and are not superceded by this Amendment, except as specifically provided in the amendments to Sections 6.05 and 6.06 of the Agreement as amended hereby:  (i) that certain Consent
Letter dated as of September 13, 2000, (ii) that certain Consent Letter dated as of September 22, 2000 and (iii) that certain
Consent Letter dated February 23, 2001 and (iv) that certain Consent Letter dated June 20, 2001.

Section 4.2.      Representations and Warranties.  The Borrower hereby represents and warrants to Agent and the Lenders as follows:
(a) after giving effect to this Amendment, no Default exists; (b) after giving effect to this Amendment, the representations and warranties set forth in the Loan Documents are true and correct in all material respects on and as of the date hereof with the same effect as though made on and as of such date except with respect to any representations and warranties limited by their terms to a specific date; (c) the execution, delivery and performance of this Amendment has been duly authorized by all necessary action on the part of Borrower and will not:  (1) violate any provision of law applicable to Borrower, the certificate of incorporation or bylaws of Borrower or any order, judgment, or decree of any court or agency of government binding upon Borrower; (2) conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any material contractual obligation of
Borrower; (3) result in or require the creation or imposition of any material lien upon any of the assets of Borrower; or (4)
require any approval or consent of any Person under any material contractual obligation of Borrower; and (d) the articles of incorporation and bylaws of the Borrower and the resolutions of the Borrower attached to the Certificate of Secretary of the
Borrower delivered in connection with the closing of the Agreement have not been modified or rescinded and remain in full force and effect.  IN ADDITION, TO INDUCE THE AGENT AND THE LENDERS TO AGREE TO THE TERMS OF THIS AMENDMENT, BORROWER AND EACH GUARANTOR (BY
ITS EXECUTION OF THIS AMENDMENT BELOW) REPRESENTS AND WARRANTS THAT AS OF THE DATE OF ITS EXECUTION OF THIS AMENDMENT THERE ARE NO
CLAIMS OR OFFSETS AGAINST OR DEFENSES OR COUNTERCLAIMS TO ITS OBLIGATIONS UNDER THE LOAN DOCUMENTS AND IN ACCORDANCE THEREWITH IT:

(a)      WAIVER.  WAIVES ANY AND ALL SUCH CLAIMS, OFFSETS, DEFENSES OR COUNTERCLAIMS, WHETHER KNOWN OR UNKNOWN, ARISING PRIOR TO THE
DATE OF ITS EXECUTION OF THIS AMENDMENT AND

(b)      RELEASE.  RELEASES AND DISCHARGES AGENT AND THE LENDERS AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, AGENTS,
SHAREHOLDERS, AFFILIATES AND ATTORNEYS (COLLECTIVELY THE "RELEASED PARTIES") FROM ANY AND ALL OBLIGATIONS, INDEBTEDNESS,
LIABILITIES, CLAIMS, RIGHTS, CAUSES OF ACTION OR DEMANDS WHATSOEVER, WHETHER KNOWN OR UNKNOWN, SUSPECTED OR UNSUSPECTED, IN LAW OR
EQUITY, WHICH THE BORROWER EVER HAD, NOW HAS, CLAIMS TO HAVE OR MAY HAVE AGAINST ANY RELEASED PARTY ARISING PRIOR TO THE DATE
HEREOF.

                                                               ARTICLE V.

                                                             Miscellaneous
                                                             -------------

Section 5.1.      Survival of Representations and Warranties.  All representations and warranties made in this Amendment or any other Loan Document including any Loan Document furnished in connection with this Amendment shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Agent or any Lender or any closing shall affect the representations and warranties or the right of Agent or any Lender to rely upon them.

Section 5.2.      Reference to Agreement and Chase Bank of Texas, National Association.  Each of the Loan Documents, including the
Agreement and any and all other agreements, documents, or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Agreement as amended hereby, are hereby amended so that any reference in such Loan Documents to (i) the Agreement shall mean a reference to the Agreement as amended hereby and (ii) to Chase Bank of Texas, National Association shall mean a reference to The Chase Manhattan Bank (successor in interest by merger to Chase Bank of Texas, National Association).

Section 5.3.      Expenses of Lender.  As provided in the Agreement, Borrower agrees to pay on demand all costs and expenses incurred by Agent in connection with the preparation, negotiation, and execution of this Amendment and the other Loan Documents executed pursuant hereto, including without limitation, the costs and fees of Agent's legal counsel.

Section 5.4.      Severability.  Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

Section 5.5.      Applicable Law.  This Amendment and all other Loan Documents executed pursuant hereto shall be governed by and construed in accordance with the laws of the State of Texas and the applicable laws of the United States of America.

Section 5.6.      Successors and Assigns.  This Amendment is binding upon and shall inure to the benefit of Agent, each Lender and
Borrower and their respective successors and assigns, except Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Lenders.

Section 5.7.      Counterparts.  This Amendment may be executed in one or more counterparts and on telecopy counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same agreement.

Section 5.8.      Effect of Waiver.  No consent or waiver, express or implied, by Agent or any Lender to or for any breach of or deviation from any covenant, condition or duty by Borrower or any Guarantor shall be deemed a consent or waiver to or of any other breach of the same or any other covenant, condition or duty.

Section 5.9.      Headings.  The headings, captions, and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

Section 5.10.     ENTIRE AGREEMENT.  THIS AMENDMENT AND ALL OTHER INSTRUMENTS, DOCUMENTS AND AGREEMENTS EXECUTED AND DELIVERED IN
CONNECTION WITH THIS AMENDMENT EMBODY THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR
COMMITMENTS, AGREEMENTS, REPRESENTATIONS AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THIS AMENDMENT, AND MAY NOT BE
CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO.
THERE ARE NO ORAL AGREEMENTS AMONG THE PARTIES HERETO.

         Executed as of the date first written above.

                                                     ACXIOM CORPORATION, as the Borrower

                                                     By:
                                                            ------------------------------------------------------
                                                            Jerry C. Jones
                                                            Business Development/Legal Leader

                                                     THE CHASE MANHATTAN BANK (successor in interest by merger to Chase Bank of
                                                     Texas, National Association), as Agent and a co-administrative agent, the
                                                     Issuing Bank, the Swingline Lender and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Michael J. Lister
                                                            Vice President

                                                     BANK OF AMERICA, N.A., as syndication agent and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     Firstar Bank, N.A. (formerly Mercantile Bank, N.A.), as a co-administrative agent and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     THE BANK OF NOVA SCOTIA, as co-agent and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     BANK ONE, NA (Main Office - Chicago), as co-agent and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     SUNTRUST BANK (formerly Suntrust Bank, Nashville, N.A.), as co-agent and as a
                                                     Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     WACHOVIA BANK, N.A., as co-agent and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     ABN AMRO BANK N.V., as co-agent and as a Lender

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     BANK HAPOALIM

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     COMERICA BANK

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     THE DAI-ICHI KANGYO BANK, LIMITED

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     REGIONS BANK

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     MIDFIRST BANK, a Federally Chartered Savings Association

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                       -------------------------------------------

                                                     Union Planters BANK, N.A.

                                                     By:
                                                            ------------------------------------------------------
                                                            Name:
                                                                       -------------------------------------------
                                                            Title:
                                                                  -------------------------------------------------

                                                           Guarantor Consent
                                                           -----------------

         Each of the undersigned Guarantors:  (i) consent and agree to this Amendment (including, without limitation, the provisions of Section 4.2 of this Amendment) and (ii) agree that the Loan Documents to which it is a party shall remain in full force and
   -----------
effect and shall continue to be the legal, valid and binding obligation of such Guarantor enforceable against it in accordance with their respective terms.

                                                     GUARANTORS:
                                                     ----------

                                                     Acxiom CDC, Inc.
                                                     Acxiom / May & Speh, Inc.
                                                     Acxiom RM-Tools, Inc.

                                                     By:
                                                            -------------------------------------------------------
                                                            Jerry C. Jones,
                                                            Authorized Officer of all Guarantors

                                                    INDEX TO EXHIBITS AND SCHEDULES

                                                               EXHIBITS:
                                                               --------

EXHIBIT A - Subsidiary Joinder Agreement

                                                              SCHEDULES:
                                                              ---------

SCHEDULE 1.01 - Mortgaged Property
SCHEDULE 2.01 - Commitments
SCHEDULE 3.12 - Subsidiaries
SCHEDULE 5.10 - Required Lender Percentages
SCHEDULE 6.01 - Existing Indebtedness and Preferred Equity Interests
SCHEDULE 6.02 - Existing Liens
SCHEDULE 6.04 - Existing Investments
SCHEDULE 6.10 - Existing Restrictions

                                                              EXHIBIT "A"
                                                                  TO
                                                          ACXIOM CORPORATION
                                                  FIRST AMENDMENT TO CREDIT AGREEMENT

                                                     Subsidiary Joinder Agreement
                                                     ----------------------------

                                                     SUBSIDIARY JOINDER AGREEMENT
                                                     ----------------------------

         This SUBSIDIARY JOINDER AGREEMENT (the "Agreement") dated as of August 14, 2001 is executed by the undersigned (the
"Guarantors") for the benefit of THE CHASE MANHATTAN BANK (successor in interest by merger to Chase Bank of Texas, National
Association), in its capacity as agent for the lenders party to the hereafter identified Credit Agreement (in such capacity herein, the "Agent") and for the benefit of such lenders in connection with that certain Credit Agreement among ACXIOM CORPORATION
("Borrower"), the lenders party thereto (the "Lenders"), CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (now The Chase Manhattan Bank),
as the agent for the Lenders (the "Agent") and as a co-administrative agent, MERCANTILE BANK, N.A. (now Firstar Bank, N.A.), as a co-administrative agent, and BANK OF AMERICA, N.A., as syndication (such Credit Agreement, as it has been amended and may hereafter be amended or otherwise modified from time to time, being hereinafter referred to as the "Credit Agreement", and capitalized terms not otherwise defined herein shall have the same meaning as set forth in the Credit Agreement).

         Each Guarantor is required to execute this Agreement pursuant to Sections 5.11 of the Credit Agreement.

         NOW THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, each Guarantor hereby agrees as follows:

1.       Each Guarantor hereby assumes all the obligations of a "Guarantor" under the Subsidiary Guaranty and agrees that it is a
         "Guarantor" and bound as a "Guarantor" under the terms of the Subsidiary Guaranty as if it had been an original signatory thereto. In accordance with the forgoing and for valuable consideration, the receipt and adequacy of which are hereby acknowledged, each Guarantor irrevocably, unconditionally, jointly and severally, guarantees to the Agent and the Lenders the full and prompt payment and performance of the Guaranteed Indebtedness (as defined in the
         Subsidiary Guaranty) upon the terms and conditions set forth in the Subsidiary Guaranty.

2.       This Agreement shall be deemed to be part of, and a modification to, the Subsidiary Guaranty and shall be governed by all the terms and provisions of the Subsidiary Guaranty, which terms are incorporated herein by reference, are ratified and confirmed and shall continue in full force and effect as valid and binding agreements of each Guarantor enforceable against each Guarantor.  Each Guarantor hereby waives notice of Agent's, the Issuing Bank's or any
         Lender's acceptance of this Agreement.

         IN WITNESS WHEREOF, each Guarantor has executed this Agreement as of the day and year first written above.

                                                     Debtor:
                                                     ------

                                                     ACXIOM ASIA, LTD.
                                                     ACXIOM NJA, INC.
                                                     ACXIOM PROPERTY DEVELOPMENT, INC.
                                                     ACXIOM / PYRAMID INFORMATION SYSTEMS, INC.
                                                     ACXIOM RTC, INC.
                                                     ACXIOM SDC, INC.
                                                     ACXIOM TRANSPORTATION SERVICES, INC.

                                                     By:
                                                            -------------------------------------------------------
                                                            Name:
                                                                     ----------------------------------------------
                                                            Title:
                                                                     ----------------------------------------------