Form 10-Q/A
period 2001-06-30
ACXIOM CORP
filed 2001-09-13
CIK 733269

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

Form 10-Q/A

This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is being filed to correct an error in Item 2 of Part 1 "Management's Discussion and Analysis of Financial Condition
and Results of Operations." Due to a calculation error, the Company reported that earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding the impact of gains, losses and nonrecurring items, net and excluding other noncash write-offs was $20.1 million for the quarter ended June 30, 2001. The corrected amount is $12.1 million. This change had no impact on any amounts or disclosures in the Registrant's Condensed Consolidated Financial
Statements or the notes thereto contained in Item 1 of Part 1 of the Form 10-Q or any other amounts or disclosures in the remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Additionally,
this revision does not impact the Company's previous guidance for operating cash flow and free cash flow for the fiscal year ended March 31, 2002 nor does the Company expect that this revision will impact its ability to comply with the financial covenants included in the Company's credit agreements.

Item 2 of Part 1 to the Registrant's Quarterly Report on Form 10-Q is hereby amended and restated in its entirety as follows:

Form 10-Q/A
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

Cash used by operating  activities  was $39.3 million for the quarter ended June 30, 2001 compared to $39.9 million for the same quarter in the prior year.  Earnings before interest expense,  taxes,  depreciation,  and amortization
("EBITDA") was $12.1  million,  excluding the impact of gains,  losses and  nonrecurring  items,  net and excluding other noncash  write-offs that are reported  elsewhere in the financial  statements.  EBITDA on a comparable  basis last year was $67.9  million,  excluding  the SAB 101  cumulative  adjustment.  The  decrease in EBITDA  during the current  quarter  as  compared  to the same  quarter  last year is  primarily  due to the  decline  in  revenue  as previously  discussed.  EBITDA is not  intended to  represent  cash flows for the period,  is not  presented  as an alternative  to  operating  income  as an  indicator  of  operating  performance,  may not be  comparable  to other similarly  titled  measures of other  companies,  and should not be considered in isolation or as a substitute  for measures of performance prepared in accordance with generally accepted accounting  principles.  However,  EBITDA is a relevant  measure of the Company's  operations  and cash flows and is used  internally as a surrogate  measure of cash provided by operating  activities.  Operating  cash flow was reduced by $28.7  million in the current  quarter and $74.3 million in the prior year due to the net change in operating  assets and  liabilities.  The change in the current quarter primarily  reflects  payments made on accounts payable related to equipment  acquired where payment was deferred  until fiscal 2002,  partially  offset by a decrease in accounts  receivable.  Days sales  outstanding
("DSO") was 75 days at June 30, 2001 and was 70 days at March 31, 2001.

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

Form 10-Q/A

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

Dated:  September 13, 2001
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