Form 10-Q
period 2001-09-30
ACXIOM CORP
filed 2001-11-14
CIK 733269

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

                                                     Yes X No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 7, 2001 was
86,919,779.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                                       INDEX
                                                REPORT ON FORM 10-Q
                                                SEPTEMBER 30, 2001

                                                                                                         Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001
                      (Unaudited)                                                                            2

                 Condensed Consolidated Statements of Operations for the Three Months Ended
                      September 30, 2001 and 2000 (Unaudited)
                                                                                                             3

                 Condensed Consolidated Statements of Operations for the Six Months Ended September
                      30, 2001 and 2000 (Unaudited)                                                          4

                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended September
                      30, 2001 and 2000 (Unaudited)                                                          5

                 Notes to Condensed Consolidated Financial Statements                                      6 - 15

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                               16 - 24

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            25

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                                     26

             Item 4.  Submission of Matters to a Vote of Security Holders                                   26

             Item 6.  Exhibits and Reports on Form 8-K                                                      26

             Signature                                                                                      27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           ACXIOM CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                 (Dollars in thousands)

                                                                             September 30,                 March 31,
                                                                                  2001                        2001
                                                                           -------------------         -------------------
                                 Assets
Current assets:
  Cash and cash equivalents                                               $             9,116         $            14,176
  Trade accounts receivable, net                                                      193,843                     196,107
  Deferred income taxes                                                                44,377                      36,211
  Other current assets                                                                 82,831                     105,953
                                                                           -------------------         -------------------

     Total current assets                                                             330,167                     352,447

Property and equipment, net of accumulated depreciation and
    amortization                                                                      202,301                     245,340
Software, net of accumulated amortization                                              59,557                      63,906
Excess of cost over fair value of net assets acquired                                 173,199                     172,741
Purchased software licenses, net of accumulated amortization                          163,923                     168,673
Unbilled and notes receivable, excluding current portions                              59,332                      71,735
Deferred costs, net of accumulated amortization                                       129,660                     108,928
Other assets, net                                                                      50,173                      48,955
                                                                           -------------------         -------------------

                                                                          $         1,168,312         $         1,232,725
                                                                           ===================         ===================

                  Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                               43,176                      31,031
  Trade accounts payable                                                               40,169                      68,882
  Accrued expenses:
    Merger, integration and impairment                                                  7,059                       3,215
    Payroll                                                                            18,156                      18,467
    Other                                                                              65,299                      49,767
  Deferred revenue                                                                     52,227                      31,273
  Income taxes                                                                          1,093                      11,685
                                                                           -------------------         -------------------

    Total current liabilities                                                         227,179                     214,320
                                                                           -------------------         -------------------

Long-term debt, excluding current installments                                        456,165                     369,172
Deferred income taxes                                                                   6,209                      32,785

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                          8,769                       9,055
  Additional paid-in capital                                                          270,830                     351,921
  Retained earnings                                                                   207,145                     263,755
  Accumulated other comprehensive loss                                                (5,822)                     (5,996)
  Treasury stock, at cost                                                             (2,163)                     (2,287)
                                                                           -------------------         -------------------

  Total stockholders' equity                                                          478,759                     616,448
                                                                           -------------------         -------------------

                                                                          $         1,168,312         $         1,232,725
                                                                           ===================         ===================

See accompanying notes to condensed consolidated financial statements.

                                           ACXIOM CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                                     For the Three Months Ended

                                                                                           September 30,

                                                                                  2001                        2000
                                                                           -------------------         -------------------

Revenue                                                                   $           215,204         $           263,862

Operating costs and expenses:

  Salaries and benefits                                                                77,584                      93,018

  Computer, communications and other equipment                                         51,609                      48,641

  Data costs                                                                           29,921                      27,918

  Other operating costs and expenses                                                   36,129                      48,956
                                                                           -------------------         -------------------

    Total operating costs and expenses                                                195,243                     218,533
                                                                           -------------------         -------------------

Income from operations                                                                 19,961                      45,329
                                                                           -------------------         -------------------

Other income (expense):

  Interest expense                                                                    (7,213)                     (6,024)
  Other, net                                                                          (1,591)                       (930)
                                                                           -------------------         -------------------

                                                                                      (8,804)                     (6,954)
                                                                           -------------------         -------------------

Earnings before income taxes                                                           11,157                      38,375

Income taxes                                                                            4,128                      14,775
                                                                           -------------------         -------------------

Net earnings                                                              $             7,029         $            23,600
                                                                           ===================         ===================

Earnings per share:

    Basic                                                                 $              0.08         $              0.27
                                                                           ===================         ===================

    Diluted                                                               $              0.08         $              0.25
                                                                           ===================         ===================

See accompanying notes to condensed consolidated financial statements.

                                           ACXIOM CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                                      For the Six Months Ended

                                                                                           September 30,

                                                                                  2001                        2000
                                                                           -------------------         -------------------

Revenue                                                                   $           420,242         $           503,435

Operating costs and expenses:

  Salaries and benefits                                                               171,132                     180,463

  Computer, communications and other equipment                                        133,336                      90,311

  Data costs                                                                           60,710                      53,998

  Other operating costs and expenses                                                   82,537                     102,208

  Gains, losses and nonrecurring items, net                                            45,342                     (3,064)
                                                                           -------------------         -------------------

    Total operating costs and expenses                                                493,057                     423,916
                                                                           -------------------         -------------------

Income (loss) from operations                                                        (72,815)                      79,519
                                                                           -------------------         -------------------

Other income (expense):

  Interest expense                                                                   (13,955)                    (11,493)

  Other, net                                                                          (2,382)                       7,292
                                                                           -------------------         -------------------

                                                                                     (16,337)                     (4,201)
                                                                           -------------------         -------------------

Earnings (loss) before income taxes and cumulative effect of

    change in accounting principle                                                   (89,152)                      75,318

Income taxes                                                                         (32,542)                      28,998
                                                                           -------------------         -------------------

Earnings (loss) before cumulative effect of change in accounting

    principle                                                                        (56,610)                      46,320

Cumulative effect of change in accounting principle                                         -                      37,488
                                                                           -------------------         -------------------

Net earnings  (loss)                                                      $          (56,610)         $             8,832
                                                                           ===================         ===================

Basic earnings (loss) per share:

    Earnings (loss) before cumulative effect of accounting change         $            (0.63)         $              0.53

    Cumulative effect of accounting change                                                  -                      (0.43)
                                                                           -------------------         -------------------

    Net earnings (loss)                                                   $            (0.63)         $              0.10
                                                                           ===================         ===================

Diluted earnings (loss) per share:

    Earnings (loss) before cumulative effect of accounting change         $            (0.63)         $              0.49

    Cumulative effect of accounting change                                                  -                      (0.38)
                                                                           -------------------         -------------------

    Net earnings (loss)                                                   $            (0.63)         $              0.11
                                                                           ===================         ===================

See accompanying notes to condensed consolidated financial statements.

                                           ACXIOM CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                 (Dollars in thousands)

                                                                                      For the Six Months Ended

                                                                                           September 30,

                                                                                  2001                        2000
                                                                           -------------------         -------------------

Cash flows from operating activities:

  Net earnings (loss)                                                     $          (56,610)         $             8,832
  Non-cash operating activities:

    Depreciation and amortization                                                      65,871                      54,712

    Loss (gain) on disposal or impairment of assets                                    45,639                    (16,812)

    Cumulative effect of change in accounting principle                                     -                      37,488

    Deferred income taxes                                                            (34,742)                           -
    Changes in operating assets and liabilities:

      Accounts receivable                                                               1,684                    (22,580)

      Other assets                                                                     28,220                    (63,331)

      Accounts payable and other liabilities                                         (11,750)                     (4,090)

      Merger, integration and impairment costs                                        (8,292)                    (14,366)
                                                                           -------------------         -------------------

      Net cash used by operating activities                                            30,020                    (20,147)
                                                                           -------------------         -------------------

   Cash flows from investing activities:

    Proceeds received (used) from the disposition of assets                             (332)                      34,485
    Capitalized software                                                             (11,399)                    (18,738)
    Capital expenditures                                                              (8,789)                    (34,160)
    Deferral of costs                                                                (26,702)                     (9,847)
    Investments in joint ventures and other companies                                 (5,747)                    (18,707)

    Net cash paid in acquisitions                                                           -                    (14,133)
                                                                           -------------------         -------------------

      Net cash used by investing activities                                          (52,969)                    (61,100)
                                                                           -------------------         -------------------

   Cash flows from financing activities:

    Proceeds from debt                                                                129,169                      78,958
    Payments of debt                                                                 (94,198)                    (11,840)

    Sale of common stock                                                                6,461                       9,975

    Payments on equity forward contracts                                             (23,547)                     (2,867)

    Acquisition of treasury stock                                                           -                     (7,478)
                                                                           -------------------         -------------------

      Net cash provided by financing activities                                        17,885                      66,748
                                                                           -------------------         -------------------

      Effect of exchange rate changes on cash                                               4                       (154)
                                                                           -------------------         -------------------

      Net decrease in cash and cash equivalents                                       (5,060)                    (14,653)

  Cash and cash equivalents at beginning of period                                     14,176                      23,924
                                                                           -------------------         -------------------

  Cash and cash equivalents at end of period                              $             9,116         $             9,271
                                                                           ===================         ===================

  Supplemental cash flow information:
    Cash paid during the period for:

      Interest                                                            $            11,333         $            14,634

      Income taxes                                                                     12,783                       7,034
    Noncash investing and financing activities - equity forward

      contracts settled through term note                                              64,169                           -
                                                                           ===================         ===================

See accompanying notes to condensed consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

1.   These condensed consolidated financial statements have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Registrant's management, however, all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.
     All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 20 of the Notes to Consolidated
     Financial Statements filed as a part of Item 14 of the Registrant's 2001 Annual Report on Form 10-K, as
     filed with the Securities and Exchange Commission on June 27, 2001. This report and the accompanying financial statements should be read in connection with the annual report for the fiscal year ended March 31,
     2001.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2002.

     Certain prior period amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period classifications.  Additionally, as discussed in note 3, the information for the quarter and for the six months ended September 30, 2000 has been restated for the retroactive adoption of SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial
     Statements."

2.   On June 25, 2001, Acxiom Corporation ("the Company") announced a restructuring plan ("Restructuring Plan")
     for significant cost-reduction efforts, including a seven percent workforce reduction (412 individual associates).  Additionally, certain other associates who are part of the Information Technology ("IT")
     Management segment were terminated earlier in the first quarter.  In addition to these workforce reductions, the Company entered into an agreement whereby a significant amount of its computer equipment was sold and leased back, resulting in a loss of $31.2 million (see note 4).  Accordingly, the Company recorded charges related to these workforce reductions, the loss on the sale and leaseback of computer equipment and certain other restructuring activities, asset impairments and other adjustments and accruals as part of a redirection of the Company's overall strategy.  The aggregate amount of these charges recorded by the
     Company, including the loss on the sale-leaseback transaction, totaled $45.3 million and were recorded as gains, losses and nonrecurring items, net in the June 30, 2001 condensed consolidated financial statements.
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

     The associate-related charges include payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions have been eliminated.  The contract termination costs consist primarily of lease terminations that occurred during the quarter-ended June 30, 2001 in an effort to consolidate portions of the Company's operations and the termination of certain other contracts for services that are no longer consistent with the Company's overall strategy.  The transaction costs are fees that were incurred as a direct result of the workforce reductions, the sale-leaseback transaction, and certain other restructuring and cost-cutting measures put in place during the prior quarter.  Additionally, certain assets have been abandoned or are now impaired as a result of the changes made in the Company's overall strategy.

     The following table shows the amounts related to the Restructuring Plan that were included in merger, integration and impairment accruals as of June 30, 2001 and the changes in those balances during the three months ended September 30, 2001.  Payments of $1.5 million were made during the quarter ended June 30, 2001 on associate-related items (dollars in thousands):

                                                                  June 30,        Less          September 30,
                                                                    2001         Payments           2001

           Associate-related reserves                             $ 6,809        $(4,198)         $ 2,611
           Contract termination costs                               3,449         (1,548)           1,901
           Transaction costs and other accruals                       400           (232)             168
                                                                  $10,658        $(5,978)         $ 4,680

     The remaining accruals will be paid out over periods ranging up to two years.

     In addition to the above charges, the Company recorded accelerated depreciation and amortization and certain other charges of approximately $25.8 million during the first quarter on certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired under the appropriate accounting literature, primarily Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs
     of Computer Software to Be Sold, Leased, or Otherwise Marketed," or SFAS No. 121, "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     During the fourth quarter of the year-ended March 31, 2001, the Company recorded a charge totaling $34.6 million relating to the bankruptcy filing of Montgomery Ward ("Wards"), a significant customer of the IT
     Management segment, for the write-down of impaired assets and for certain ongoing obligations that have no future benefit to the Company.

     The following table shows the balances related to Wards that were included in merger, integration and impairment accruals as of March 31, 2001 and the changes in those balances during the six months ended
     September 30, 2001 (dollars in thousands):

                                                          March 31,             Less         September 30,
                                                               2001           Payments           2001

     Ongoing contract costs                                    $1,984         $(198)            $1,786
     Other accruals                                             1,046          (484)               562
                                                               $3,030         $(682)            $2,348

     The remaining accruals will be paid out over periods ranging up to four years.

     During fiscal 2001, the Company completed the sale of its remaining interest in its Direct Media, Inc.
     ("DMI") business unit.  As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest.  The Company also committed to complete the development of a computer system for the DMI business unit.  At September 30, 2001 the balance outstanding under these notes amounts to $17.6 million and is included in unbilled and notes receivable in the accompanying condensed consolidated financial statements.

3.   Effective January 1, 2001 the Company changed its method of accounting for certain transactions, retroactive to April 1, 2000, in accordance with SAB 101.  The cumulative effect of the change resulted in a charge to earnings of $37.5 million, net of income tax benefit of $21.5 million, which is included in the accompanying condensed consolidated financial statements for the six months ended September 30, 2000.  The effect of the change on the quarter and the six-month periods ended September 30, 2000 was to decrease earnings before the cumulative effect of the change in accounting principle by $4.7 million ($0.05 per diluted share) and $6.4 million ($0.07 per diluted share), respectively.  For the quarters ended September 30, 2001 and 2000, and for the six months ended September 30, 2001 and 2000, the Company recognized approximately $4.9 million and
     $8.2 million, respectively, and approximately $10.0 million and $16.4 million, respectively, in revenue that was included in the cumulative effect adjustment.

4.   On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million (see note 2).  Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment back from TIP for a period of thirty-six months.  The Company received $1.9 million of the sale proceeds from TIP during July 2001 and has applied the remaining $17.6 million of the sales proceeds as a prepayment of the lease.  Included in property and equipment at September
     30, 2001 is equipment of $16.8 million related to the assets under this leaseback arrangement.

5.   Purchased software licenses include long-term software licenses which are amortized over their useful lives, including both prepaid software and capitalized future software obligations for which the liability is included in long-term debt (see note 6).  Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of DMI (see note 2), net of the current portions of such receivables.  Deferred costs include up-front costs that are direct and incremental to obtaining the associated contract and these deferred costs are amortized over the service period of the contract.  Other noncurrent assets consist of the following (dollars in thousands):
                                                                                 September 30,            March 31,
                                                                                      2001                   2001

     Investments in joint ventures and other companies                              $32,467                $30,544

     Other, net                                                                      17,706                 18,411

                                                                                    $50,173                $48,955

     Other current assets include the current portion of the unbilled and notes receivable of $45.3 million and
     $49.1 million at September 30, 2001 and March 31, 2001, respectively.  Other current assets also include prepaid expenses, non-trade receivables and other miscellaneous assets of $37.5 million and $56.8 million at
     September 30, 2001 and March 31, 2001, respectively.

     Deferred revenue consists of amounts billed in excess of revenue recognized on sales of software, data licenses, services and equipment.

6.   Long-term debt consists of the following (dollars in thousands):

                                                                               September 30,                March 31,
                                                                                    2001                      2001

     Revolving credit agreement                                                    $179,071                 $129,042

     Convertible subordinated notes due 2003; interest at 5.25%
                                                                                    114,998                  115,000

     Software license liabilities payable over terms up to seven years;
     effective interest rates at approximately 6%
                                                                                     88,224                   91,019
     Term note payable, due 2005                                                     64,169                       --

     Senior notes payable in annual installments of $4,286 through
     March 2007; interest payable semiannually at 6.92%
                                                                                     25,714                   25,714
     Capital leases on land, buildings and equipment payable in monthly installments of principal plus interest at approximately 8%;
     remaining terms up to twenty years
                                                                                     15,492                   19,612
     Unsecured term loan repaid in July 2001                                             --                    7,400

     Other capital leases, debt and long-term liabilities                            11,673                   12,416

             Total long-term debt                                                   499,341                  400,203

     Less current installments                                                       43,176                   31,031

             Long-term debt, excluding current installments                        $456,165                 $369,172

     On August 14, 2001, the Company obtained an amendment of its revolving credit facility and certain other affected debt obligations, which reduced the committed amount available under the revolver to $265 million, changed certain financial covenants and provided that the outstanding balance of the revolver will be secured by substantially all of the Company's unencumbered real estate and personal property assets.  In addition, the amendment required the Company to satisfy certain covenants by September 21, 2001, primarily relating to the execution of certain collateral agreements for the benefit of the creditors, as well as the consummation of the term loan to fund the settlement of the equity forward agreements discussed in note 7.
     The Company satisfied each of these covenants during the quarter in accordance with the requirements of the amendment and is in compliance with all financial covenants of its credit facility agreements. Accordingly, the Company has classified all portions of its debt obligations due beyond September 30, 2002 as long-term in the accompanying condensed consolidated financial statements.

     On September 21, 2001, in conjunction with the amendment to the Company's revolving credit facility discussed above, the Company executed an agreement for the settlement of the equity forward contracts (see note 7) through borrowings of $64.2 million from a bank under a term loan arrangement.  The borrowings under this term loan bear interest, payable semiannually, at various market rates at the Company's option, including the prime rate, a LIBOR-based rate and a rate based on the Federal funds rate. The entire principal amount outstanding under this term loan is due November 30, 2005.

7.   Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings
     (loss) per share (in thousands, except per share amounts):

                                                 For the quarter ended               For the six months ended
                                                     September 30,                         September 30,
                                                2001                 2000             2001                 2000
      Basic earnings (loss) per share:
          Numerator - net earnings (loss)
                                                $7,029             $ 23,600        $ (56,610)             $ 8,832
          Denominator - weighted-average
           shares outstanding
                                                89,856               88,221           89,894               88,095

               Basic earnings (loss) per
               share                          $   0.08           $     0.27        $   (0.63)          $     0.10

      Diluted earnings (loss) per share:
          Numerator:
               Net earnings (loss)             $ 7,029             $ 23,600         $(56,610)             $ 8,832
               Interest expense on
               convertible debt (net of
               tax benefit)                         --                  928                --               1,857
                                               $ 7,029             $ 24,528         $(56,610)            $ 10,689

                                                 For the quarter ended               For the six months ended
                                                     September 30,                         September 30,
                                               2001                 2000             2001                 2000
          Denominator:
               Weighted-average shares
               outstanding                      89,856               88,221           89,894               88,095
               Effect of common stock
               options and warrants              1,264                3,388               --                3,562
               Convertible debt                     --                5,783                                 5,783
                                                                                          --
                                                91,120               97,392           89,894               97,440
               Diluted earnings (loss)
               per share                    $     0.08           $     0.25       $    (0.63)          $     0.11

     As required by SFAS No. 128, "Earnings Per Share," the Company has used earnings (loss) before cumulative effect of the change in accounting principle in the determination of whether potential common shares are dilutive or antidilutive.  As a result, diluted earnings per share for the six months ended September 30,
     2000 is greater than the amount reported as basic earnings per share.

     The convertible debt was excluded from the above calculations for the quarter ended September 30, 2001, and all stock options and warrants, the convertible debt and the effect of the equity forward contracts were excluded from the above calculations for the six months ended September 30, 2001 because such items were antidilutive.  The equivalent share effects of the common stock options and warrants which were excluded for the six months ended September 30, 2001 were 1.6 million, and the equivalent share effects of the convertible debt which was excluded for both the quarter and the six-months ended September 30, 2001 was 5.8 million.  Interest expense on the convertible debt (net of income tax effect) excluded in computing diluted loss per share for the quarter and for the six months ended September 30, 2001 was $1.0 million and $1.9 million, respectively.

     Options to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted loss per share because the options price was greater than the average market price of the common shares are shown below:

                                           For the quarter ended                  For the six months ended
                                               September 30,                            September 30,
                                         2001                  2000                           2000

        Number of shares under
            option (in
            thousands)                  13,929                2,872                           2,073

        Range of exercise prices
                                    $11.50 -  62.06     $17.93 - 54.00                  $17.93 - 54.00
                                     ==============      =============                   =============

     Prior to the settlement of the equity forward agreements discussed below, the Company had entered into three equity forward contracts with a commercial bank to purchase 3.7 million shares of its common stock.  During
     April 2001, prior to the settlement of the contracts, the Company had paid and recorded as a reduction of stockholders' equity, $22.5 million to reduce the notional amounts under the contracts to $64.2 million.

     As discussed in note 6, the Company obtained an agreement for the settlement of the equity forward contracts through borrowings of $64.2 million from a bank under a term loan arrangement.  The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying condensed consolidated financial statements.  The
     Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts as of September 30, 2001.  Prior to the settlement of the contracts, all shares of the Company's common stock under these agreements were considered issued and outstanding and have been included in the Company's basic and diluted earnings (loss) per share calculations.

8.   Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of
     $5.8 million and $5.4 million, respectively, at September 30, 2001 and March 31, 2001.

9.   The following tables present information by business segment (dollars in thousands):

                                                 For the quarter ended               For the six months ended
                                                     September 30,                        September 30,
                                               2001               2000             2001                2000

        Services                               $ 158,775          $204,179         $ 308,198             $381,048
        Data and Software Products                39,635            73,889            72,489              104,290
        IT Management                             53,261            52,750           106,227              108,551
        Intercompany eliminations                (36,467)          (66,956)          (66,672)             (90,454)

               Total revenue                   $ 215,204          $263,862         $ 420,242             $503,435

        Services                                $ 30,636          $54,395           $ 41,003            $ 86,563
        Data and Software Products                 7,288           36,279              5,073              36,105
        IT Management                              5,514              415              8,116              10,596
        Intercompany eliminations                (21,160)         (45,681)           (38,275)            (58,723)
        Corporate and other                       (2,317)             (79)           (88,732)              4,978

              Income from operations          $   19,961        $  45,329           $(72,815)           $ 79,519

     Certain of the nonrecurring charges discussed in note 2 have been recorded in Corporate and other, since the
     Company does not hold individual segments responsible for these charges.

10.  The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation on marketable securities, was $5.8 million and $6.0 million at
     September 30, 2001 and March 31, 2001, respectively.   Comprehensive income (loss) was $7.7 million and
     $20.8 million, respectively, and $(56.4) million and $5.1 million, respectively, for the quarters and for the six months ended September 30, 2001 and 2000.

11.  During June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business
     Combinations," which replaces Accounting Principles Board ("APB") Opinion No. 16, and issued SFAS No. 142,
     "Goodwill and Other Intangible Assets," which replaces APB Opinion No. 17 and amends SFAS No. 121.  Under the provisions of SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for by the purchase method of accounting.  The use of the pooling-of-interest method of accounting for business combinations is prohibited.

     Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is to be discontinued; however, an impairment analysis must be performed for these intangible assets.  The Company has elected to early adopt the provisions of SFAS No. 142 and has discontinued the amortization of its goodwill balances effective April 1, 2001, resulting in an increase in net earnings during the current quarter and a decrease in net loss during the six months ended September 30,
     2001 of approximately $2 million ($0.02 per diluted share) and $4 million ($0.04 per diluted share), respectively.  Additionally, the discontinued amortization of goodwill is expected to result in an increase in net income (loss) of approximately $7 million ($0.08 per diluted share) for the year ended March 31,
     2002.  Other acquired intangible assets, including the amortization thereof, was not material at September
     30, 2001, at March 31, 2001, or for any of the periods presented.  As required by the provisions of SFAS No.
     142, the Company has completed part one of a two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill exists as of April 1, 2001.  Accordingly, step two of the goodwill impairment test associated with the initial implementation of SFAS No. 142 is not required.  However, additional impairment testing of the Company's goodwill may be required during future periods should circumstances indicate that the Company's goodwill balances might be impaired.  Additionally, the Company will have to complete annual testing of its goodwill balances in accordance with SFAS No. 142 to determine whether any possible impairment exists.  Such annual impairment testing is expected to be performed at the end of the Company's fiscal year.  Any future impairment charge determined as a result of these tests will be reflected as a charge to operations during the period in which the impairment test is completed.

     The changes in the carrying amount of goodwill for the six months ended September 30, 2001 are as follows
     (dollars in thousands):

                                                                     Data and
                                                                     Software       IT Management
                                                     Services        Products                             Total

        Balance at April 1, 2001                      $94,592          $1,533           $76,616         $172,741
        Change in foreign currency translation
             adjustment                                   458              --                --              458
        Balance at September 30, 2001                 $95,050          $1,533           $76,616        $ 173,199

     The amount of goodwill reported by segment at April 1, 2001 has been adjusted for the allocation of goodwill across reporting units as required by SFAS No. 142.

     The following table shows what net earnings (loss) and basic and diluted earnings (loss) per share would have been for the three-month and for the six-month periods ended September 30, 2001 and 2000 exclusive of amortization expense recognized in those periods related to goodwill (dollars in thousands, except per share amounts):

                                                        For the quarter ended            For the six months ended
                                                            September 30,                      September 30,
                                                       2001               2000           2001               2000

      Reported net earnings (loss)                      $7,029             $23,600      $ (56,610)           $ 8,832
      Goodwill amortization, net of tax                     --               1,540             --              3,105
      Adjusted net earnings (loss)                      $7,029             $25,140      $ (56,610)           $11,937

      Basic earnings (loss) per share:
           Reported net earnings (loss)                 $ 0.08             $  0.27       $ (0.63)            $  0.10
           Goodwill amortization, net of tax
                                                            --                0.01             --               0.04
           Adjusted net earnings (loss)                 $ 0.08             $  0.28       $ (0.63)            $  0.14

      Diluted earnings (loss) per share:
           Reported net earnings (loss)                 $ 0.08             $  0.25       $ (0.63)            $  0.11
           Goodwill amortization, net of tax
                                                            --                0.02             --               0.03
           Adjusted net earnings (loss)                 $ 0.08             $  0.27       $ (0.63)            $  0.14

     Also, during June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This
     statement establishes the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15,
     2002.  The Company expects the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

     During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 establishes a single accounting model for measuring the impairment of long-lived assets to be disposed of by sale and expands the scope of asset disposals that are reported as discontinued operations.  This Statement also resolves significant implementation issues related to SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets.  The provisions of SFAS No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001.  The Company expects the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Effective January 1, 2001, the Company changed its method of accounting for revenue recognition retroactive to
April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in
Financial Statements."  The cumulative effect of the change resulted in a charge to earnings of $37.5 million, net of income tax benefit of $21.5 million.  The effect of the change on the quarter and the six-month periods ended September 30, 2000 was to decrease earnings before the cumulative effect of the change in accounting principle by $4.7 million ($0.05 per diluted share) and $6.4 million ($0.07 per diluted share), respectively.
Also, effective April 1, 2001, the Company made certain modifications to its standard AbiliTec software license agreement such that vendor-specific objective evidence is not attainable on many of its software license transactions entered into subsequent to that date.  Accordingly, the Company now recognizes revenue from the sales of AbiliTec software licenses on a subscription basis over the term of the agreement.

Results of Operations

For the quarter ended September 30, 2001, consolidated revenue was $215.2 million, reflecting an 18% decrease from the second quarter in the previous year.  Adjusting the prior year for the pro forma effects of subscription revenue recognition on AbiliTec software sales results in a decrease of 4% for the current quarter of fiscal 2002 as compared to the same quarter a year ago. In addition, the Company completed over $20 million in hardware sales during the quarter, which were associated with data warehousing contracts.  Revenue from these sales will be recognized over the terms of the related contracts.

For the six months ended September 30, 2001, consolidated revenue was $420.2 million, down 17% from the same period a year ago.  Adjusting for the pro forma effects of subscription revenue recognition for AbiliTec, revenue decreased by 9% compared to the prior year. The decrease in revenue for both the quarter and the six months is in line with the Company's expectations.

The table below shows the Company's revenue by business segment for the three-month period ended September 30,
2001 and 2000.  The pro forma amounts shown for the quarter ended September 30, 2000 have been adjusted for the effects of subscription revenue recognition for AbiliTec (dollars in millions).

                                                                                        Pro forma
                                                   September 30,          % Change     September 30,      % Change
                                                2001            2000                       2000
  Services                                    $158.8           $204.2        -22%         $162.5            -  2%
  Data and Software Products                    39.6             73.9        -46            33.7            + 18
  Information Technology ("IT")
       Management                               53.3             52.8       +  1            51.4            +  4
  Intercompany eliminations                    (36.5)           (67.0)       -46           (22.7)           + 60
                                              $215.2           $263.9        -18%         $224.9            -  4%

Services segment revenue of $158.8 million declined 22% over the prior year but was up 6% compared to the first quarter.  Adjusting the prior year revenue for the pro forma effect of subscription revenue recognition for
AbiliTec, the Services segment would have declined 2% over the same period.  In addition, the Services segment completed over $20 million in hardware sales during the quarter, which were associated with data warehousing contracts.  Revenue from these sales will be recognized over the terms of the related contracts.  For the six-month period ended September 30, 2001, Services segment revenue was $308.2 million, down 19% over prior year
(or down 7% after adjusting the prior year amount for the pro forma effect of subscription revenue recognition for AbiliTec).

Data and Software Products segment revenue of $39.6 million declined 46% as compared to the three-month period ended September 30, 2000, but increased 21% from the first quarter.  Adjusting the prior year for the pro forma effect of subscription revenue recognition for AbiliTec, the segment revenue would have increased by 18%.  For the six-month period, Data and Software Products segment revenue was $72.5 million, a decrease of 30% (or an increase of 18% after adjusting for the pro forma effect of subscription revenue recognition for AbiliTec) from the same period a year ago.  The increase in segment revenue as compared to the prior year pro forma amounts is primarily attributable to increased data and data license sales.

IT Management segment revenue of $53.3 million reflects a 1% increase over the prior year.  For the six-month period, IT Management revenue declined slightly to $106.2 million compared to $108.6 million a year ago.  IT
Management revenue for the quarter was up 16% when compared to the prior year excluding revenue from the Wards contract in the prior year.  The Wards contract terminated in April 2001.

Certain revenues, including certain data and software product revenue, are reported both as revenue in the segment which owns the customer relationship (generally the Services segment) as well as the Data and Software
Products segment which owns the product development, maintenance, sales support, etc.   These duplicate revenues
are eliminated in consolidation.  The intercompany elimination decreased 46% for the quarter and 26% for the six-month period.

The following table presents operating expenses for the quarters ended September 30, 2001 and 2000  (dollars in millions):

                                                             September 30,                %
                                                         2001            2000          Change

          Salaries and benefits                           $ 77.6         $ 93.0
                                                                                     - 17%
          Computer, communications and
               other equipment                              51.6           48.6
                                                                                     +  6
          Data costs                                        29.9           27.9
                                                                                     +  7
          Other operating costs and
              expenses                                      36.1           49.0      - 26
                                                         $ 195.2         $218.5       -11%

Salaries and benefits for the quarter decreased 17% from the prior year's second quarter and 5% for the six-month period.  This decrease is primarily attributable to the work force reductions that were a component of the restructuring plan discussed below, along with the stock options granted to associates in lieu of mandatory and voluntary salary reductions effective April 2001.

Computer, communications and other equipment costs increased 6% over the second quarter in the prior year.  For the six-month period, computer, communications and other equipment costs increased 48% over the prior year (19%
after adjusting for the additional depreciation and amortization taken during the quarter ended June 30, 2001).

Data costs for the quarter grew 7% from the prior year and 12% for the six-month period.  Increases in data costs are primarily the result of increased Infobase data sales, as well as increases in sales under the Allstate contract.

Other operating costs and expenses for the second quarter decreased by 26% compared to a year ago and decreased by 19% for the six-month period, primarily as a result of lower hardware sales recognized during the current year.  Other factors causing the decrease relate to lower travel and entertainment expenses, consulting and advertising.

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") in reaction to the continued
economic slowdown and the related revenue impact.  The Restructuring Plan included a seven percent workforce reduction; the sale-leaseback of certain computer equipment; and certain other asset impairments, adjustments and accruals (see notes 2 and 4 to the condensed consolidated financial statements).  The aggregate amount of these
Restructuring Plan charges recorded by the Company totaled $45.3 million (included in gains, losses and nonrecurring items, net for the six-month period ended September 30, 2001) and consisted of a $31.2 million loss on the sale-leaseback of computer equipment; $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys.  In addition, during the quarter ended June 30, 2001, the Company recorded accelerated depreciation and amortization and other charges of approximately $25.8 million on certain other assets that are no longer in service or were otherwise deemed impaired.

The six-month period ended September 30, 2000 includes a net gain associated with gains, losses and nonrecurring items, net of $3.1 million.  This net gain reflects the $39.7 million gain on the sale of the DataQuick operation in April 2000; the $3.2 million loss on the sale of the CIMS business unit; a $20.0 million write-down of the remaining 49% interest in the DMI operation; a $7.2 million write-down of campaign management software, and a
$6.3 million accrual established to fund over-attainment incentives.   All of these items were recorded during
the first quarter of the prior year.

Income from operations for the quarter of $20.0 million represents a decrease of 56% from the prior year.  For the six-month period, income (loss) from operations declined to a loss of $72.8 million as compared to earnings of $79.5 million a year ago.  Adjusting the prior year to include the pro forma effects of subscription revenue recognition for AbiliTec, operating income (loss) increased $13.1 million for the current quarter.  Excluding the gains, losses and nonrecurring items, net and the accelerated depreciation discussed above and adjusting the prior year to include the pro forma effects of subscription revenue recognition for software, operating income
(loss) for the six months ended September 30, 2001 decreased $37.0 million.

Interest expense for the quarter of $7.2 million ($14.0 million for the six-month period) increased from $6.0 million ($11.5 million for the six-month period) last year reflecting higher average debt levels this year.
Other, net increased from $0.9 million expense in last year's second quarter to $1.6 million expense this year.
Other, net for the six months decreased from income of $7.3 million to expense of $2.4 million largely due to a
$6.2 million gain on the sale of the Company's investment in Ceres during the prior year.

Earnings before income taxes of $11.2 million for the quarter decreased $27.2 million over the same quarter a year ago.  For the six months, earnings (loss) before income taxes was a loss of $56.6 million, compared to earnings of $46.3 million last year.  Adjusting the prior year for the pro forma effects of the subscription revenue recognition for AbiliTec and gains, losses and nonrecurring items, net and excluding the special charges and other accelerated depreciation and amortization recorded during the quarter ended June 30, 2001, the change from the prior year would have been an increase of approximately $11.3 million and a decrease of approximately
$42.9 million, respectively, for the three months and for the six months ended September 30, 2001.

The Company's effective tax rate was 37% in the current quarter and 36.5% for the six months compared to 38.5%
during both periods in the prior year.  The Company currently expects its effective tax rate to remain at approximately 37% for fiscal 2002.  This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Basic earnings per share for the quarter were $0.08 compared to $0.27 a year ago.  Diluted earnings per share for the quarter were $0.08 compared to $0.25 a year ago.  For the six-month period, basic earnings (loss) per share before the cumulative effect of the change in accounting principle were $(0.63) compared to $0.53 a year ago.
Diluted earnings (loss) per share (before the cumulative effect of the accounting change) were $(0.63) for the six months compared to $0.49 a year ago.  Excluding the special charges included in gains, losses and nonrecurring items, net during both years; the accelerated depreciation and amortization recorded during the current year; and approximately $18 million in operating expenses incurred during the first quarter of the current year that are not expected to recur as a result of the Restructuring Plan, and adjusting the prior year for the pro forma effect of subscription revenue recognition for AbiliTec, diluted earnings (loss) per share would have been $0.08 and $0.00, respectively, for the quarters ended September 30, 2001 and 2000, and $0.01 and
$0.17, respectively, for the six months ended September 30, 2001 and 2000.

Capital Resources and Liquidity

Working capital at September 30, 2001 totaled $103.0 million compared to $138.1 million at March 31, 2001.  At
September 30, 2001, the Company had available credit lines of $265 million of which $179.1 million was outstanding.  The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity)
was 49% at September 30, 2001 compared to 37% at March 31, 2001. The increase largely relates to the new $64.2 million term loan entered into in settlement of the pre-existing equity forward agreements.  Included in long-term debt at both September 30, 2001 and March 31, 2001 is a convertible note in the amount of $115.0 million.  The conversion price for the convertible debt is $19.89 per share.  If the price of the Company's common stock climbs above the conversion price, management expects this debt to be converted to equity.  Total stockholders' equity has decreased to $478.8 million at September 30, 2001 primarily due to the net loss reported during the quarter ended June 30, 2001, payments of $23.5 million made on the equity forward contracts and the settlement of the remaining balance of the equity forward contracts through the proceeds of a term note discussed above.

Cash provided by operating activities was $30.0 million for the six months ended September 30, 2001 compared to
$20.1 million used by operating activities for the same period in the prior year.   Operating cash flow was
increased by $9.9 million in the current year, and was reduced by $104.4 million in the prior year due to the net change in operating assets and liabilities.  The change in the current period primarily reflects a decrease in accounts and notes receivable and other current and noncurrent assets, partially offset by a decline in accounts payable.  Accounts receivable days sales outstanding ("DSO") were 71 days at September 30, 2001, compared to 70 days at March 31, 2001 and 75 days at June 30, 2001.

Investing activities used $53.0 million for the six months ended September 30, 2001, compared to $61.1 million a year previously.  Investing activities in the current year include capitalized software development costs of
$11.4 million, capital expenditures of $8.8 million and $26.7 million of cost deferrals.  Capital expenditures decreased compared to the previous year due to leveraging investments made during recent years to develop the
AbiliTec infrastructure, measures the Company has put into place to control costs, as well as the Company's decision to generally lease equipment which is needed to support customers to better match cash inflows from customer contracts and cash outflows.  Deferral of costs increased compared to the previous year due to the deferral of costs related to hardware equipment sales that are being recognized over the life of the database management service agreement and capitalized costs to develop data warehouses and data center migration.  The
Company funded $14.2 million in equipment under its synthetic equipment lease facility during the six months ended September 30, 2001 and has $80.3 million remaining under the total $240.0 million commitment.

Investing activities during the current year also include advances made to fund certain investments and joint ventures operations of $5.7 million compared to $18.7 million in the prior year.  Net cash paid in acquisitions during the prior year was $14.1 million, and proceeds received from the disposition of assets were $34.5 million in the prior year.

On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment to Technology Investment Partners, LLC ("TIP") (see notes 2 and 4 to the condensed consolidated financial statements).  Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment back from TIP for a period of thirty-six months.  The Company has received $1.9 million of the sale proceeds from TIP during July 2001 under the sale-leaseback arrangement and has applied the remaining $17.6 million of the sales proceeds as a prepayment of the lease.

Financing activities in the current year provided $17.9 million, most of which relates to debt proceeds from the
Company's revolving credit arrangement.  The Company also paid $23.5 million in aggregate payments on certain equity forward contracts during the current year prior to the settlement of those contracts during September 2001 through a term note payable in 2005.  Proceeds from the sale of common stock were $6.5 million and $10.0 million, respectively, during the six-month periods ended September 30, 2001 and 2000.  The Company also has purchased
$7.5 million of common stock in the open market during the prior period (none during the current year).

During fiscal 2001, the Company began construction on a customer service facility in Little Rock. The Little Rock building is expected to cost approximately $30 to $35 million, including interest during construction, and is expected to be completed in October 2002.  The City of Little Rock has issued revenue bonds for this project, and the Company is financing it using an off-balance sheet synthetic lease arrangement.  As of September 30, 2001, the Company has drawn $23.1 million under this synthetic lease arrangement.  Upon completion, the impact of the leasing arrangement is expected to reduce operating cash flow by approximately $3 million per year over the term of the lease, which will be offset by reductions in temporary leased facilities.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investment in facilities and computer equipment continues to be necessary to support the growth of the business.  It should be noted, however, that the Company has spent considerable capital over the last two years building the AbiliTec infrastructure.  It is the Company's current intention to lease any new required equipment.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary, the
Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of other debt or equity securities.

On August 14, 2001, the Company obtained an amendment of its revolving credit facility and other affected debt obligations, which reduced the committed amount available under the revolver to $265 million, changed certain financial covenants and provided that the outstanding balance of the revolver will be secured by substantially all of the Company's unencumbered real estate and personal property assets.  In addition, the amendment required the Company to satisfy certain covenants by September 21, 2001, primarily relating to the execution of certain collateral agreements for the benefit of the creditors, as well as the consummation of the term loan to fund the settlement of the equity forward agreements discussed below.  The Company satisfied each of these covenants in accordance with the requirements of the amendment, and at September 30, 2001, the Company is in compliance with all financial covenants of its credit facility agreements.  The revolving credit agreement expires December 29,
2002 and will, therefore, be considered a current liability beginning with the balance sheet dated December 31,
2001.

During April 2001, prior to the settlement of the equity forward contracts, the Company had paid $22.5 million to reduce the notional amounts under the contracts to $64.2 million.  On September 21, 2001, in conjunction with the amendment to the Company's revolving credit facility discussed above, the Company obtained an agreement for the settlement of the equity forward contracts through borrowings of approximately $64.2 million from a bank under a term loan arrangement.  The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying condensed consolidated financial statements.  The Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts as of September 30, 2001.

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

Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is to be discontinued.  However, an impairment analysis must be performed for these intangible assets, at least annually, with any impairment recorded as a charge to earnings during the period in which the impairment test is completed.  The Company has elected to early adopt the provisions of SFAS No. 142 and has discontinued the amortization of its goodwill balances effective April 1, 2001, resulting in an increase to net earnings during the current quarter and a decrease in the net loss during the six months ended September 30, 2001 of approximately $2 million ($0.02 per diluted share) and $4 million ($0.04 per diluted share), respectively.
Additionally, the discontinued goodwill amortization is expected to result in an increase in net income (loss) of approximately $7 million ($0.08 per diluted share) for the year ended March 31, 2002.  Other acquired intangible assets, including the amortization thereof, was not material at September 30, 2001, at March 31, 2001, or for any
of the periods presented.  As required by the provisions of SFAS No. 142, the Company has completed part one of a two-part impairment analysis of its goodwill and has determined that no potential impairment of its goodwill exists as of April 1, 2001.  Accordingly, step two of the goodwill impairment test associated with the initial implementation of SFAS No. 142 is not applicable.  However, additional impairment testing of the Company's goodwill may be required during future periods should circumstances indicate that the Company's goodwill balances might be impaired.  Additionally, the Company will have to complete annual testing of its goodwill balance in accordance with SFAS No. 142 to determine whether any possible impairment exists.  Such annual impairment testing is expected to be performed at the end of the Company's fiscal year.

Also, during June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This
statement establishes the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 establishes a single accounting model for measuring the impairment of long-lived assets to be disposed of by sale and expands the scope of asset disposals that can be reported as discontinued operations.  This Statement also resolves significant implementation issues related to SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets.  The provisions of SFAS No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001.  The Company expects the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

Outlook

The opportunities for Acxiom's products and services continue to grow as companies implement their customer relationship management ("CRM") strategies. These CRM efforts are putting focus on the need to aggregate customer information across an enterprise, with the ability to do so in real time. Acxiom's AbiliTec software provides the
Customer Data Integration ("CDI") that can accurately and quickly aggregate all records about an individual or a business. CDI is the foundational data management process for every use of CRM.

The financial projections stated today are based on the Company's current expectations.  These projections are forward looking, and actual results may differ materially.  These projections do not include the potential impact of any mergers, acquisitions, divestitures or other business combinations that may be completed in the future.

Our current assumption concerning general economic activity is that we do not expect substantial improvement during this fiscal year, but we do anticipate improving economic conditions next year, and our guidance is structured accordingly.  The Company has updated its guidance based on using straight-line revenue recognition for major hardware sales associated with data warehousing contracts.

For the third quarter ending December 31, 2001, the Company expects revenue of $220 million to $225 million and earnings per share of  $0.12 to $0.14.  For the fiscal year ending March 31, 2002, the revised revenue is expected to be in the range of $865 million to $880 million excluding $30 to $40 million of deferred hardware revenue.  The earnings per share for fiscal 2002 is expected to be $0.28 to $0.31, after adjusting for non-recurring items in the first quarter.

For the fiscal year ending March 31, 2002, the Company expects operating cash flow of $90 million to $110 million as well as positive free cash flow.  Depreciation and amortization for the fiscal year is expected to be $110 million to $115 million.  Capital expenditures, capitalization of deferred expenses and software development costs are expected to be $90 million to $110 million.

For the fiscal year ending March 31, 2003, the Company expects revenue growth of approximately 20% and earnings per share of $0.65 to $0.75.

Forward-looking Statements

This filing contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially; such statements include but are not necessarily limited to the following:  1) that the revenue, earnings, cash flow, depreciation, amortization, capital expenditures, deferrals, capitalization of deferred expenses and software development costs and growth projections for future time periods will be within the indicated ranges; 2) that the Company expects to generate positive free cash flow for each remaining quarter of the current fiscal year; and 3) that the Company expects to see continued
improvement in revenues and earnings for the quarter ending December 31, 2001. The following are important factors, among others, that could cause actual results to differ materially from these forward-looking statements: The possibility that certain contracts may not be closed or closed within the anticipated time frames; the possibility that economic or other conditions might lead to a reduction in demand for the Company's products and services; the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time given the attacks upon the people of the United States of America and other economic factors; the possibility that economic conditions will not improve as rapidly as expected; the possibility that significant customers may experience extreme, severe economic difficulty; the possibility that sales cycles may lengthen; the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations; the ability to properly motivate the sales force and other associates of the Company; the ability to achieve cost reductions and avoid unanticipated costs; the continued
availability of credit upon satisfactory terms and conditions; the introduction of competent, competitive products, technologies or services by other companies; changes in consumer or business information industries and markets; the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; changes in the legislative, accounting, regulatory and consumer environments affecting the Company's business including but not limited to litigation, legislation, regulations and customs relating to the Company's ability to collect, manage, aggregate and use data; data suppliers might withdraw data from the Company, leading to the Company's inability to provide certain products and services; short-term contracts affect the predictability of the Company's revenues; the possibility that the amount of ad hoc project work will not be as expected; the potential loss of data center capacity or interruption of telecommunication links or power sources; postal rate increases that could lead to reduced volumes of business; customers that may cancel or modify their agreements with the Company; the potential disruption of the services of the United States
Postal Service; the successful integration of any acquired businesses; and other competitive factors. With respect to the providing of products or services outside the Company's primary base of operations in the U.S., all of the above factors and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. Other factors are detailed from time to time in the Company's periodic reports and registration statements filed with the United States Securities and Exchange Commission.
Acxiom believes that it has the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. Acxiom undertakes no obligation to update the information contained in this filing or any other forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement and term note, which bear interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both September 30, 2001 and March 31, 2001 the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

Item 4. Submission of Matters to a Vote of Security Holders.
         The Annual Meeting of Shareholders of the Company was held on August 8, 2001. At the meeting, the shareholders voted on and approved two proposals:

         1)     The election of three directors.  Voting results for each individual nominee were as follows: Mr.
         Rodger S. Kline, 79,247,553 votes for and 3,193,964 votes withheld; Mr. Stephen M. Patterson, 79,284,241 votes for and 3,157,256 votes withheld; and Mr. James T. Womble, 79,228,261 votes for and 3,213,236 votes withheld.  These three elected directors will serve with the other five Board members:  Mr.
         William T. Dillard II, Mr. Harry C. Gambill and Mr. Thomas F. (Mack) McLarty, III, whose terms will expire at the 2002 Annual Meeting and Dr. Ann Hayes Die, Mr. William J. Henderson and Mr. Charles D.
         Morgan, whose terms will expire at the 2003 Annual Meeting.

         2)     The approval to increase the number of shares available to be issued under the Company's 2000
         Associate Stock Option Plan by 2.9 million shares.  Voting results for this proposal were as follows:
         64,829,925 votes for, 16,205,321 votes against, and 1,406,251 votes abstained.

Item 6. Exhibits and Reports on Form 8-K.
          (a)     Exhibits
         Not applicable.
          (b)     Reports on Form 8-K
         A report was filed on July 24, 2001, which reported the Company's July 23, 2001 press release regarding financial earnings for the 1st quarter of fiscal 2002 and the Company's prepared comments of the July
         24, 2001 telephone conference call regarding the 1st quarter earnings.

         A report was filed on September 14, 2001, which reported that the intended closing date of certain collateral agreements related to the Company's amended revolving credit agreement and the consummation of a term loan agreement to fund the settlement of the Company's equity forward contracts had been mutually extended to September 21, 2001, and that the Company was on track to meet its previously announced financial guidance.

         A report was filed on September 21, 2001, which reported the Company had completed the closing of all collateral agreements related to its amended revolving credit agreement and had completed the closing of a term loan agreement to fund the settlement of the Company's equity forward contracts.

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

                                                              Acxiom Corporation

Dated:  November 14, 2001
                                                              By:      /s/ Caroline Rook
                                                                       (Signature)
                                                                       Caroline Rook
                                                                       Chief Financial Operations Officer
                                                                       (Principal Accounting Officer)