Form 10-Q
period 2001-12-31
ACXIOM CORP
filed 2002-02-14
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

                                                            Yes X     No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of February 7, 2002 was 87,154,372.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                           December 31, 2001

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31,
                      2001 (Unaudited)                                                              2

                 Condensed Consolidated Statements of Operations for the Three Months Ended
                      December 31, 2001 and 2000 (Unaudited)
                                                                                                    3

                 Condensed Consolidated Statements of Operations for the Nine Months Ended
                      December 31, 2001 and 2000 (Unaudited)
                                                                                                    4

                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                      December 31, 2001 and 2000 (Unaudited)
                                                                                                    5

                 Notes to Condensed Consolidated Financial Statements                             6 - 18

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           19 - 31

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk
                                                                                                    32

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             33

             Item 6.  Exhibits and Reports on Form 8-K                                           33 - 34

             Signature                                                                              35

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         ACXIOM CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                                (Dollars in thousands)

                                                                           December 31,                 March 31,
                                                                               2001                       2001
                                                                       ---------------------       --------------------
                               Assets
Current assets:
    Cash and cash equivalents                                         $               1,317       $             14,176
    Trade accounts receivable, net                                                  182,941                    196,107
    Deferred income taxes                                                            44,377                     36,211
    Other current assets                                                             84,130                    105,953
                                                                       ---------------------       --------------------

            Total current assets                                                    312,765                    352,447

Property and equipment, net of accumulated depreciation and
    amortization                                                                    187,447                    245,340
Software, net of accumulated amortization                                            61,139                     63,906
Excess of cost over fair value of net assets acquired                               171,017                    172,741
Purchased software licenses, net of accumulated amortization                        165,935                    168,673
Unbilled and notes receivable, excluding current portions                            56,662                     71,735
Deferred costs, net of accumulated amortization                                     121,007                    108,928
Other assets, net                                                                    51,991                     48,955
                                                                       ---------------------       --------------------

                                                                      $           1,127,963       $          1,232,725
                                                                       =====================       ====================

                Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                           27,474                     31,031
    Trade accounts payable                                                           26,173                     68,882
    Accrued expenses:
        Merger, integration and impairment                                            4,576                      3,215
        Payroll                                                                      15,073                     18,467
        Other                                                                        57,288                     49,767
    Deferred revenue                                                                 64,078                     31,273
    Income taxes                                                                      7,341                     11,685
                                                                       ---------------------       --------------------

            Total current liabilities                                               202,003                    214,320
                                                                       ---------------------       --------------------

Long-term debt, excluding current installments                                      420,223                    369,172
Deferred income taxes                                                                14,709                     32,785

Commitments and contingencies

Stockholders' equity:
    Common stock                                                                      8,701                      9,055
    Additional paid-in capital                                                      273,231                    351,921
    Retained earnings                                                               218,423                    263,755
    Accumulated other comprehensive loss                                            (7,001)                    (5,996)
    Treasury stock, at cost                                                         (2,326)                    (2,287)
                                                                       ---------------------       --------------------

            Total stockholders' equity                                              491,028                    616,448
                                                                       ---------------------       --------------------

                                                                      $           1,127,963       $          1,232,725
                                                                       =====================       ====================

See accompanying notes to condensed consolidated financial statements.

                                             ACXIOM CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                      (Dollars in thousands, except per share amounts)

                                                                                        For the Three Months Ended
                                                                                               December 31,

                                                                                       2001                      2000
                                                                              -----------------------    ---------------------

Revenue                                                                   $                  220,543    $             262,748

Operating costs and expenses:

    Salaries and benefits                                                                     74,121                   88,102

    Computer, communications and other equipment                                              53,604                   47,729

    Data costs                                                                                27,793                   28,045

    Other operating costs and expenses                                                        39,386                   54,537

    Gains, losses and nonrecurring items, net                                                (1,059)                        -
                                                                              -----------------------    ---------------------

        Total operating costs and expenses                                                   193,845                  218,413
                                                                              -----------------------    ---------------------

Income from operations                                                                        26,698                   44,335
                                                                              -----------------------    ---------------------

Other income (expense):

    Interest expense                                                                         (7,767)                  (6,953)
    Other, net                                                                               (1,029)                    1,154
                                                                              -----------------------    ---------------------

                                                                                             (8,796)                  (5,799)
                                                                              -----------------------    ---------------------

Earnings before income taxes                                                                  17,902                   38,536

Income taxes                                                                                   6,624                   14,839
                                                                              -----------------------    ---------------------

Net earnings                                                              $                   11,278    $              23,697
                                                                              =======================    =====================

Earnings per share:

    Basic                                                                 $                     0.13    $                0.27
                                                                              =======================    =====================

    Diluted                                                               $                     0.13    $                0.25
                                                                              =======================    =====================

See accompanying notes to condensed consolidated financial statements.

                                                   ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (Unaudited)
                                             (Dollars in thousands, except per share amounts)

                                                                                For the Nine Months Ended
                                                                                      December 31,

                                                                              2001                           2000
                                                                       --------------------           --------------------

Revenue                                                               $            640,785           $            766,183

Operating costs and expenses:

    Salaries and benefits                                                          245,253                        268,565

    Computer, communications and other equipment                                   186,940                        138,040

    Data costs                                                                      88,503                         82,043

    Other operating costs and expenses                                             121,922                        156,745

    Gains, losses and nonrecurring items, net                                       44,283                        (3,064)
                                                                       --------------------           --------------------

         Total operating costs and expenses                                        686,901                        642,329
                                                                       --------------------           --------------------

Income (loss) from operations                                                     (46,116)                       123,854
                                                                       --------------------           --------------------

Other income (expense):

    Interest expense                                                              (21,722)                       (18,446)

    Other, net                                                                     (3,412)                          8,446
                                                                       --------------------           --------------------

                                                                                  (25,134)                       (10,000)
                                                                       --------------------           --------------------

Earnings (loss) before income taxes and cumulative effect of

    change in accounting principle                                                (71,250)                        113,854

Income taxes                                                                      (25,918)                         43,837
                                                                       --------------------           --------------------

Earnings (loss) before cumulative effect of change in

    accounting principle                                                          (45,332)                         70,017

Cumulative effect of change in accounting principle                                      -                         37,488
                                                                       --------------------           --------------------

Net earnings (loss)                                                   $           (45,332)           $             32,529
                                                                       ====================           ====================

Basic earnings (loss) per share:

    Earnings (loss) before cumulative effect of accounting
change                                                                $             (0.51)           $               0.79

    Cumulative effect of accounting change                                               -                         (0.42)
                                                                       --------------------           --------------------

    Net earnings (loss)                                               $             (0.51)           $               0.37
                                                                       ====================           ====================

Diluted earnings (loss) per share:

    Earnings (loss) before cumulative effect of accounting
change                                                                $             (0.51)           $               0.74

    Cumulative effect of accounting change                                               -                         (0.38)
                                                                       --------------------           --------------------

    Net earnings (loss)                                               $             (0.51)           $               0.36
                                                                       ====================           ====================

See accompanying notes to condensed consolidated financial statements.

                                     ACXIOM CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                            (Dollars in thousands)
                                                                          For the Nine Months Ended
                                                                              December 31,

                                                                        2001                      2000
                                                                 --------------------      --------------------

Cash flows from operating activities:

    Net earnings (loss)                                         $           (45,332)      $             32,529
    Non-cash operating activities:

        Depreciation and amortization                                         91,991                    85,976

        Loss (gain) on disposal or impairment of assets                       45,617                  (16,812)

        Cumulative effect of change in accounting principle                        -                    37,488

        Deferred income taxes                                               (26,242)                         -
        Changes in operating assets and liabilities:

            Accounts receivable                                               11,911                  (34,407)

            Other assets                                                      25,691                 (101,699)

            Accounts payable and other liabilities                           (2,348)                   (2,670)

            Impairment costs                                                (10,775)                  (14,750)
                                                                 --------------------      --------------------

                Net cash provided (used) by operating
                activities                                                    90,513                  (14,345)
                                                                 --------------------      --------------------

Cash flows from investing activities:

    Proceeds received from the disposition of assets                           9,577                    59,997
    Capitalized software                                                    (17,231)                  (28,694)
    Capital expenditures                                                    (11,401)                  (39,480)

    Deferral of costs                                                       (40,779)                  (40,079)
    Investments in joint ventures and other companies                        (7,228)                  (20,285)

    Proceeds from sale and leaseback transaction                               4,035                         -

    Net cash paid in acquisitions                                                  -                  (16,030)
                                                                 --------------------      --------------------

                Net cash used by investing activities                       (63,027)                  (84,571)
                                                                 --------------------      --------------------

Cash flows from financing activities:

    Proceeds from debt                                                       149,986                    99,403
    Payments of debt                                                       (175,400)                  (19,724)

    Sale of common stock                                                       8,631                    22,859

    Payments on equity forward contracts                                    (23,547)                   (4,732)

    Acquisition of treasury stock                                                  -                   (7,478)
                                                                 --------------------      --------------------

                Net cash (used) provided by financing
activities                                                                  (40,330)                    90,328
                                                                 --------------------      --------------------

Effect of exchange rate changes on cash                                         (15)                      (96)
                                                                 --------------------      --------------------

                Net decrease in cash and cash equivalents                   (12,859)                   (8,684)
                Cash and cash equivalents at beginning of
period                                                                        14,176                    23,924
                                                                 --------------------      --------------------

                Cash and cash equivalents at end of period $                   1,317      $             15,240
                                                                 ====================      ====================

Supplemental cash flow information:
    Cash paid during the period for:

        Interest                                           $                  20,711      $             25,647

        Income taxes                                                          12,659                     9,998
    Noncash investing and financing activities - equity
forward

        contracts settled through term note                                   64,169                         -
                                                                 ====================      ====================

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant" or "the Company"),
     without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the
     Registrant's management, however, all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 20 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's 2001
     Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 27, 2001. This report and the accompanying financial statements should be read in connection with the annual report for the fiscal year ended March 31, 2001.
     The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2002.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The accounting policies that contain significant estimates, or that have changed significantly since March 31, 2001 are included below.

     Staff Accounting Bulletin ("SAB") 101
     Effective January 1, 2001 the Company changed its method of accounting for certain transactions, retroactive to April 1, 2000, in accordance with SAB 101, "Revenue Recognition in Financial Statements."  The cumulative effect of the change resulted in a charge to earnings of $37.5 million, net of income tax benefit of $21.5 million, which is included in the accompanying condensed consolidated financial statements for the nine months ended December 31, 2000.  The effect of the change on the quarter and the nine-month periods ended December 31, 2000 was to decrease earnings before the cumulative effect of the change in accounting principle by $9.1 million ($0.09 per diluted share) and $15.4 million ($0.16 per diluted share), respectively.
     For the quarters ended December 31, 2001 and 2000, and for the nine months ended December 31, 2001 and 2000, the Company recognized approximately $4.7 million and $7.3 million, respectively, and approximately $14.8 million and $23.7 million, respectively, in revenue that was included in the cumulative effect adjustment.

     Revenue Recognition
     Revenues from services, including consulting, list processing and data warehousing, and from information technology outsourcing services, including facilities management contracts and hardware and certain other equipment, are recognized ratably over the term of the contract.  In certain multiple element arrangements, revenue is recognized on each element based on the objective evidence of the fair values of each element. If evidence of fair value does not exist for all elements of the arrangement, then all revenue for the multiple element arrangement is recognized ratably over the term of the agreement.  In the case of certain long-term contracts, capital expenditures and start-up costs that are direct and incremental to obtaining the contract are capitalized and amortized on a straight-line basis over the service term of the contract, in accordance with SAB 101.  In certain outsourcing contracts, additional revenue is recognized based upon attaining certain annual margin improvements or cost savings over performance benchmarks as specified in the contracts. Such additional revenue is recognized when such benchmarks have been met.  The Company also sells hardware and certain other equipment under many of its services agreements. Revenue from the sale of such hardware and equipment is evaluated in accordance with the provisions of Emerging Issues Task Force ("EITF")
     Abstract 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent," to determine whether such revenues should be recognized on a gross or a net basis over the term of the related service agreement.

     Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist. Revenue from the licensing of data in which the Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.

     Revenues from the sale of software are recognized in accordance with the American Institute of Certified Public Accountants
     Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software
     Revenue Recognition, with Respect to Certain Transactions." SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license arrangement, then all revenue for the license arrangement is recognized ratably over the term of the agreement.  If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Generally, prior to April 1, 2001, substantial revenue from the sale of software was recognized up front in accordance with SOP 97-2, as amended.  Effective April 1, 2001, the Company made certain modifications to its standard AbiliTec software license agreement such that vendor-specific objective evidence is not attainable on many of its software license transactions entered into subsequent to that date.  Accordingly, the Company now recognizes revenue from the sale of AbiliTec software licenses ratably over the term of the agreement.

     Additionally, the Company earns revenue for the maintenance of its software, which provides for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

     Software
     Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. Research and development costs incurred prior to establishing technological feasibility of software products are charged to operations as incurred. Once technological feasibility is established, costs are capitalized until the software is available for general release.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
     Long-lived assets and certain intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Prior Year Reclassifications
     Certain prior period amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period classifications.

2.   RESTRUCTURING AND IMPAIRMENT CHARGES

    On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-reduction efforts, including a seven percent workforce reduction (412 individual associates).  Additionally, certain other associates who are part of the Information Technology ("IT") Management segment were terminated earlier in the first quarter.  In addition to these workforce reductions, the Company entered into an agreement whereby a significant amount of its computer equipment was sold and leased back, resulting in a loss of $31.2 million (see note 3).  Accordingly, the Company recorded charges related to these workforce reductions, the loss on the sale and leaseback of computer equipment and certain other restructuring activities, asset impairments and other adjustments and accruals as part of the Restructuring Plan. The aggregate amount of these charges recorded by the Company, including the loss on the sale-leaseback transaction, totaled $45.3 million and were recorded as gains, losses and nonrecurring items, net in the June 30, 2001 condensed consolidated financial statements.  The charges recorded by the
    Company, in addition to the loss on the sale-leaseback transaction, consisted of $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys.

    The associate-related charges include payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions have been eliminated.  The contract termination costs consist primarily of lease terminations that occurred during the quarter-ended June 30, 2001 in an effort to consolidate portions of the Company's operations and the termination of certain other contracts on or prior to June 30, 2001 for services no longer utilized by the Company. The transaction costs are fees that were incurred as a direct result of the workforce reductions, the sale-leaseback transaction, and certain other restructuring and cost-cutting measures put in place during the quarter ended June 30, 2001.  Additionally, as discussed below, certain other assets were abandoned or were deemed impaired as a result of the Restructuring Plan.

    The following table shows the amounts related to the Restructuring Plan that were included in merger, integration and impairment accruals as of June 30, 2001 and the changes in those balances through the period ended December 31, 2001
    (dollars in thousands):

                                                                    June 30,          Less          December 31,
                                                                      2001           Payments           2001

           Associate-related reserves                                $ 6,809        $(4,922)         $ 1,887
           Contract termination costs                                  3,449         (2,882)             567
           Transaction costs and other accruals                          400           (252)             148
                                                                      ------         -------           -----
                                                                     $10,658        $(8,056)         $ 2,602
                                                                      ======         =======           =====

     Payments of $1.5 million were made during the quarter ended June 30, 2001 on associate-related items included above.  The remaining accruals will be paid out over periods ranging up to two years.

     In addition to the above charges, the Company recorded accelerated depreciation and amortization and certain other charges of approximately $25.8 million during the first quarter of the current year on certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired under the appropriate accounting literature, primarily Statement of
     Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise
     Marketed," or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     During the fourth quarter of the year-ended March 31, 2001, the Company recorded a charge totaling $34.6 million relating to the bankruptcy filing of Montgomery Ward ("Wards"), a significant customer of the IT Management segment, for the write-down of impaired assets and for certain ongoing obligations that have no future benefit to the Company.

     The following table shows the balances related to Wards that were included in merger, integration and impairment accruals as of
     March 31, 2001 and the changes in those balances during the nine months ended December 31, 2001 (dollars in thousands):

                                                          March 31,            Less            December 31,
                                                             2001            Payments              2001

     Ongoing contract costs                                $1,984           $ (505)               $1,479
     Other accruals                                         1,046             (551)                  495
                                                            -----            ------                -----
                                                           $3,030          $(1,056)               $1,974
                                                            =====            ======                =====

     The remaining accruals will be paid out over periods ranging up to four years.

3.   SALE / LEASEBACK TRANSACTION

    On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million (see note 2). Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment back from TIP for a period of thirty-six months. The Company received $1.9 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001.  The remaining sales proceeds have been applied as a prepayment of the lease.  Included in property and equipment at December 31, 2001 is equipment of $17.5 million, net of accumulated depreciation and amortization, related to the assets under this leaseback arrangement. Additionally, a capital lease obligation in the amount of $4.0 million has been recorded in long-term debt by the Company representing the sales proceeds that must be repaid to TIP under the leaseback provision of this agreement.

4.   DIVESTITURES

    During the quarter ended December 31, 2001, the Company completed the sale of three of its business operations, including SIGMA, a database marketing operation headquartered in Rochester, New York; Buckley Dement, a list brokerage and fulfillment operation located in Skokie, Illinois; and a minor portion of its U.K. operations located in Spain and Portugal.  Gross proceeds from the sale of these operations were $15.1 million, consisting of cash of $6.8 million and notes receivable of $8.3 million, which is included in unbilled and notes receivable in the accompanying condensed consolidated financial statements. The net gain recorded by the Company of $1.1 million is included in gains, losses and nonrecurring items, net in the accompanying condensed consolidated statements of operations.  The net gain recorded by the Company reflects the write-off of $1.9 million of goodwill
    (see note 13) as required under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

    During fiscal 2001, the Company completed the sale of its remaining interest in its Direct Media, Inc. ("DMI") business unit. As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest.  The
    Company also committed to complete the development of a computer system for the DMI business unit. The balance outstanding under these notes amounted to $14.7 million and $17.6 million at December 31, 2001 and March 31, 2001, respectively, and is included in unbilled and notes receivable in the accompanying condensed consolidated financial statements.

5.   OTHER CURRENT AND NONCURRENT ASSETS AND LIABILITIES

    Purchased software licenses include long-term software licenses which are amortized over their useful lives, including both prepaid software and capitalized future software obligations for which the liability is included in long-term debt (see note 6).
    Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  Deferred costs include up-front costs that are direct and incremental to obtaining the associated contract and these deferred costs are amortized over the service period of the contract.

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                                  December 31,            March 31,
                                                                                      2001                   2001

     Investments in joint ventures and other companies                              $29,825                $30,544

     Other, net                                                                      22,166                 18,411
                                                                                     ------                 ------
                                                                                    $51,991                $48,955
                                                                                     ======                 ======

     Other current assets include the current portion of the unbilled and notes receivable of $42.5 million and $49.1 million at
     December 31, 2001 and March 31, 2001, respectively.  Other current assets also include prepaid expenses, non-trade receivables and other miscellaneous assets of $41.6 million and $56.8 million at December 31, 2001 and March 31, 2001, respectively.

     Deferred revenue consists of amounts billed in excess of revenue recognized on sales of software, data licenses, services and equipment.

6.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                                                December 31,              March 31,
                                                                                    2001                     2001

     Revolving credit agreement                                                    $123,940                 $129,042

     Convertible subordinated notes due 2003; interest at 5.25%
                                                                                    114,998                  115,000

     Software license liabilities payable over terms up to seven years;
     effective interest rates at approximately 6%                                    89,655                   91,019

     Term note, due 2005                                                             64,169                       --

     Senior notes payable in annual installments of $4,286 through
     March 2007; interest payable semiannually at 6.92%
                                                                                     25,714                   25,714
     Capital leases on land, buildings and equipment payable in monthly installments of principal plus interest at approximately 8%;
     remaining terms up to twenty years
                                                                                     17,773                   19,612

                                                                                December 31,              March 31,
                                                                                    2001                     2001

     Unsecured term loan repaid in July 2001                                             --                    7,400

     Other capital leases, debt and long-term liabilities                            11,448                   12,416
                                                                                    -------                  -------

             Total long-term debt                                                   447,697                  400,203

     Less current installments                                                       27,474                   31,031
                                                                                    -------                  -------

             Long-term debt, excluding current installments                        $420,223                 $369,172
                                                                                    =======                  =======

    On February 6, 2002, the Company completed an offering of $160 million of 3.75% convertible subordinated notes due 2009.  The initial purchasers have an option for thirty days to purchase a maximum of $15 million additional principal amount of notes to cover over-allotments.  The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $18.25 per share.  The notes are also redeemable, in whole or in part, at the option of the Company at any time on or after February 17, 2005 at a redemption premium. The holders of the notes also have the option to require the Company to repurchase the notes, at 100% of the principal amount thereof, on February 15, 2007.  The net proceeds to the Company of approximately $154.7 million (after deducting underwriting discounts and commissions and estimated offering expenses) will be used to repay $25.7 million of the 6.92% senior notes payable due 2007 and to redeem on April 1, 2002 the $115 million of existing 5.25% convertible subordinated notes (plus a 1.05% prepayment premium) currently due in 2003.  The Company may also purchase certain of the existing convertible subordinated notes in the open market prior to such redemption.  The remaining proceeds of the notes will be used to repay borrowings under the Company's revolving credit facility.  Pending the payment or repurchase of the 6.92% senior notes and existing 5.25% convertible subordinated notes, the proceeds may be used to repay borrowings under the revolving credit facility or invested.

     Simultaneous with the offering of the convertible subordinated notes discussed above, the Company entered into an agreement to amend and restate its revolving credit facility whereby the committed amount available under the revolver was reduced from $265 million to $175 million. Borrowings under the revolving credit facility bear interest at LIBOR plus 2.25%, or at an alternative base rate plus 0.75% or at the Federal funds rate plus 1.75%, depending upon the type of borrowing.  At December 31, 2001, the average interest rate under the revolving credit facility was approximately 4.07% per annum.  All borrowings under this credit facility are secured by substantially all of the Company's assets and are due January 2005.  Additionally, the credit facility requires the Company to maintain certain financial ratios including a maximum debt/cash flow ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth.

     On September 21, 2001, the Company executed an agreement for the settlement of certain equity forward contracts (see note 7)
     through borrowings of $64.2 million from a bank under a term loan facility.  The borrowings under this term loan bear interest, payable semiannually, at LIBOR plus 3.75% or an alternative base rate depending upon the type of borrowing.  At December 31,
     2001, the interest rate under this facility was 4.75%. These borrowings under this facility are secured by substantially all of the Company's assets. The entire principal amount outstanding under this term loan is due November 30, 2005.

     Software license liabilities payable represent the present value of software license obligations payable over terms of up to seven years with several vendors.  Under these agreements, the Company has negotiated substantial price discounts, annual increases in capacity, right of use by its current and future subsidiaries, and the rights to provide the licensed software to certain of the Company's customers.  These liabilities will be satisfied with scheduled payments that generally increase each year as the Company uses additional capacity.  The related software assets are included in purchased software licenses on the accompanying condensed consolidated balance sheet.

     At December 31, 2001, the Company is in compliance with all financial covenants of its credit facility agreements. Accordingly, the Company has classified all portions of its debt obligations due beyond December 31, 2002 as long-term in the accompanying condensed consolidated financial statements.

7.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                   For the quarter ended               For the nine months ended
                                                        December 31,                         December 31,
                                                  2001                2000             2001                 2000
      Basic earnings (loss) per share:
          Numerator - net earnings (loss)
                                              $   11,278           $ 23,697         $ (45,332)           $ 32,529
          Denominator - weighted-average
           shares outstanding
                                                  86,950             88,833            88,912              88,341
                                                  ------             ------            ------              ------
               Basic earnings (loss) per
               share                          $     0.13          $    0.27         $   (0.51)         $     0.37
                                                  ======             ======            ======              ======
      Diluted earnings (loss) per share:
          Numerator:
               Net earnings (loss)               $11,278           $ 23,697          $(45,332)           $ 32,529
               Interest expense on
               convertible debt (net of
               tax benefit)                           --                928                --               2,785
                                                  ------             ------            ------              ------
                                                 $11,278           $ 24,625          $(45,332)           $ 35,314
                                                  ------             ------            ------              ------

                                                 For the quarter ended               For the nine months ended
                                                      December 31,                         December 31,
                                                2001                2000             2001                 2000
          Denominator:
               Weighted-average shares
               outstanding                        86,950             88,833            88,912              88,341
               Effect of common stock
               options and warrants                1,707              4,742                --               3,955
               Convertible debt                       --              5,783                --               5,783
                                                  ------             ------            ------              ------
                                                  88,657             99,358            88,912              98,079
               Diluted earnings (loss)            ======             ======            ======              ======
               per share                         $  0.13         $     0.25        $    (0.51)         $     0.36
                                                  ======             ======            ======              ======

     The effect of the convertible debt was excluded from the above calculations for the quarter ended December 31, 2001, and all stock options and warrants, the convertible debt and the effect of the equity forward contracts were excluded from the above calculations for the nine months ended December 31, 2001, because such items were antidilutive.  The equivalent share effect of the convertible debt excluded for both the quarter and the nine months ended December 31, 2001 was 5.8 million, and the equivalent share effect of the common stock options and warrants excluded for the nine months ended December 31, 2001 was 1.7 million.  Interest expense on the convertible debt (net of income tax effect) excluded in computing diluted loss per share for the quarter and for the nine months ended December 31, 2001 was $1.0 million and $2.9 million, respectively.

     At December 31, 2001, the Company had options and warrants outstanding to purchase approximately 20.5 million shares of common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                 For the quarter ended                 For the nine months ended
                                                      December 31,                           December 31,
                                               2001                  2000                        2000

      Number of shares outstanding
          under options and warrants
                                              11,176                 784                         1,643

      Range of exercise prices
                                          $13.41 - 62.06        $38.98 - 62.06              $17.93 - 62.06
                                           =============         =============               =============

    Prior to their settlement as discussed below, the Company had entered into three equity forward contracts with a commercial bank to purchase 3.7 million shares of its common stock.  During April 2001, the Company had paid and recorded as a reduction of stockholders' equity, $22.5 million to reduce the notional amounts under the contracts to $64.2 million.

    As discussed in note 6, the Company obtained an agreement for the settlement of the equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility. The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying condensed consolidated financial statements.  The Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts at December 31, 2001.  Prior to the settlement of the contracts, all shares of the Company's common stock under these agreements were considered issued and outstanding and have been included in the Company's basic and diluted earnings (loss) per share calculations.

8.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $5.9 million and $5.4 million, respectively, at December 31, 2001 and March 31, 2001.

9.   MAJOR CUSTOMERS

     During the nine months ended December 31, 2001, the Company had one customer, Allstate Insurance Company, which accounted for
     $65.8 million (10.3%) of revenue.  No single customer accounted for more than 10% of revenue during the quarters ended December
     31, 2001 and 2000, or during the nine-months ended December 31, 2000.

10.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                 For the quarter ended              For the nine months ended
                                                     December 31,                          December 31,
                                               2001               2000             2001                2000

        Services                               $ 159,543          $196,197         $ 467,746            $ 577,244
        Data and Software Products                44,242            56,921           116,724              161,212
        IT Management                             57,777            62,247           164,004              170,798
        Intercompany eliminations                (41,019)          (52,617)         (107,689)            (143,071)
                                                 -------           -------           -------              -------
               Total revenue                   $ 220,543          $262,748         $ 640,785            $ 766,183
                                                 =======           =======           =======              =======

        Services                                $ 30,154          $ 45,656          $ 69,922            $ 131,677
        Data and Software Products                11,661            18,807            16,759               55,126
        IT Management                              8,489            10,037            16,323               20,985
        Intercompany eliminations                (24,216)          (34,530)          (62,491)             (93,253)
        Corporate and other                          610             4,365           (86,629)               9,319
                                                  ------            ------            ------              -------
              Income from operations           $  26,698          $ 44,335          $(46,116)           $ 123,854
                                                  ======            ======            ======              =======

    Substantially all of the nonrecurring charges incurred with the Restructuring Plan discussed in notes 2 and 3 have been recorded in Corporate and other, since the Company does not hold individual segments responsible for these charges.

11.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation on marketable securities classified as available-for-sale, was $7.0 million and $6.0 million at December 31, 2001
     and March 31, 2001, respectively.   Comprehensive income (loss) was $10.1 million and $26.9 million, respectively, for the quarters, and $(46.3) million and $32.0 million, respectively, for the nine months ended December 31, 2001 and 2000.

12.  CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

    During June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which replaces
    Accounting Principles Board ("APB") Opinion No. 16, and issued SFAS No. 142, which replaces APB Opinion No. 17 and amends SFAS
    No. 121.  Under the provisions of SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for by the purchase method of accounting.  The use of the pooling-of-interest method of accounting for business combinations is prohibited.

    Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is discontinued; however, an impairment analysis must be performed for these intangible assets.  The Company has elected to early adopt the provisions of SFAS No. 142 and has discontinued the amortization of its goodwill balances effective April 1, 2001, resulting in an increase in net earnings during the current quarter and a decrease in net loss during the nine months ended
    December 31, 2001 of approximately $2 million ($0.02 per diluted share) and $5 million ($0.06 per diluted share), respectively.
    Additionally, the discontinued amortization of goodwill of approximately $9 million pretax is expected to result in an increase in net income (loss) of approximately $7 million ($0.08 per diluted share) for the year ended March 31, 2002.  Other acquired intangible assets, including the amortization thereof, was not material at December 31, 2001, at March 31, 2001, or for any of
    the periods presented. As required by SFAS No. 142, the Company has completed part one of a two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill exists as of April 1, 2001. Accordingly, step two of the goodwill impairment test associated with the initial implementation of SFAS No. 142 is not required.  However, additional impairment testing of the Company's goodwill may be required during future periods should circumstances indicate that the Company's goodwill balances might be impaired.  Additionally, the Company will have to complete annual testing of its goodwill balances in accordance with SFAS No. 142 to determine whether any possible impairment exists.  Such annual impairment testing is expected to be performed at the beginning of each fiscal year.  Any future impairment charge as a result of these tests will be reflected as a charge to operations during the period in which the impairment test is completed.

    The changes in the carrying amount of goodwill for the nine months ended December 31, 2001 are as follows (dollars in thousands):

                                                                     Data and
                                                                     Software       IT Management
                                                     Services        Products                             Total

        Balance at April 1, 2001                        $94,592         $1,533           $76,616         $172,741
        Disposals (see note 4)                           (1,918)            --                --           (1,918)
        Change in foreign currency translation
             adjustment                                     194             --                --              194
                                                         ------          -----            ------          -------
        Balance at December 31, 2001                    $92,868         $1,533           $76,616         $171,017
                                                         ======          =====            ======          =======

     The amount of goodwill reported by segment at April 1, 2001 has been adjusted for the allocation of goodwill across reporting units as required by SFAS No. 142.

     The following table shows what net earnings (loss) and basic and diluted earnings (loss) per share would have been for the three-month and for the nine-month periods ended December 31, 2001 and 2000 exclusive of amortization expense recognized in those periods related to goodwill (dollars in thousands, except per share amounts):

                                                        For the quarter ended            For the nine months ended
                                                             December 31,                      December 31,
                                                         2001               2000           2001               2000

      Reported net earnings (loss)                    $ 11,278             $23,697      $ (45,332)           $32,529
      Goodwill amortization, net of tax                     --               1,598             --              4,703
                                                        ------              ------         ------             ------
      Adjusted net earnings (loss)                    $ 11,278             $25,295      $ (45,332)           $37,232
                                                        ======              ======         ======             ======
      Basic earnings (loss) per share:
           Reported net earnings (loss)                 $ 0.13             $  0.27       $ (0.51)            $  0.37
           Goodwill amortization, net of tax                --                0.02            --                0.05
                                                          ----                ----          ----                ----
           Adjusted net earnings (loss)                 $ 0.13             $  0.29       $ (0.51)            $  0.42
                                                          ====                ====          ====                ====
      Diluted earnings (loss) per share:
           Reported net earnings (loss)                 $ 0.13             $  0.25       $ (0.51)            $  0.36
           Goodwill amortization, net of tax                --                0.02            --                0.05
                                                          ----                ----          ----                ----
           Adjusted net earnings (loss)                 $ 0.13             $  0.27       $ (0.51)            $  0.41
                                                          ====                ====          ====                ====

    Also, during June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations.  SFAS No. 143 is effective for the Company's 2004 fiscal year. The Company expects the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

    During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This
    statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS
    No. 121 and APB Opinion No. 30.  SFAS No. 144 establishes a single accounting model for measuring the impairment of long-lived assets to be disposed of by sale and expands the scope of asset disposals that are reported as discontinued operations.  This
    Statement also resolves significant implementation issues related to SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets.  The provisions of SFAS No. 144 are effective for financial statements for the Company's 2003 fiscal year.  The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Acxiom Corporation, a global leader in Customer Data Integration ("CDI") and customer recognition infrastructure, enables businesses to develop and deepen customer relationships by creating a single, accurate view of their customers across the enterprise.  Acxiom achieves this by providing CDI software, database management services, and premier customer data content through its AbiliTec®,
Solvitur® and InfoBase® products, while offering a broad range of information technology outsourcing services.  Acxiom is based in Little Rock, Arkansas, with locations throughout the United States and with operations in the United Kingdom, France and
Australia.

Effective January 1, 2001, the Company changed its method of accounting for revenue recognition retroactive to April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  The cumulative effect of the change resulted in a charge to earnings of $37.5 million, net of income tax benefit of $21.5 million.  The effect of the change on the quarter and the nine-month periods ended December 31, 2000 was to decrease earnings before the cumulative effect of the change in accounting principle by $9.1 million ($0.09 per diluted share) and $15.4 million ($0.16 per diluted share), respectively. Also, effective April 1, 2001, the Company made certain modifications to its standard AbiliTec software license agreement such that vendor-specific objective evidence is not attainable on many of its software license transactions entered into subsequent to that date.  Accordingly, the Company now recognizes revenue from the sales of AbiliTec software licenses on a subscription basis over the term of the agreement.

Results of Operations

For the quarter ended December 31, 2001, consolidated revenue was $220.5 million, reflecting a 16% decrease from the third quarter in the previous year.  Adjusting the prior year for the pro forma effects of subscription revenue recognition on AbiliTec software sales results in a decrease of 10% for the current quarter of fiscal 2002 as compared to the same quarter a year ago.

For the nine months ended December 31, 2001, consolidated revenue was $640.8 million, down 16% from the same period a year ago.
Adjusting for the pro forma effects of subscription revenue recognition for AbiliTec, revenue decreased by 9% compared to the prior year. The decrease in revenue for both the quarter and the nine months is principally due to the economic slowdown and its impact on the business this year.

The table below shows the Company's revenue by business segment for the three-month periods ended December 31, 2001 and 2000.  The pro forma amounts shown for the quarter ended December 31, 2000 have been adjusted for the effects of subscription revenue recognition for AbiliTec (dollars in millions).

                                                                                        Pro forma
                                                     December 31,         % Change     December 31,       % Change
                                                2001              2000                      2000

  Services                                    $159.5           $196.2       -19%          $173.4           -  8%
  Data and Software Products                    44.2             56.9       -22             39.8            +11
  Information Technology ("IT")
       Management                               57.8             62.2       - 7             57.6             --
  Intercompany eliminations                    (41.0)           (52.6)      -22            (26.4)           +55
                                               -----            -----        --            -----             --
                                              $220.5           $262.7       -16%          $244.4           - 10%
                                               =====            =====        ==            =====             ==

Services segment revenue of $159.5 million declined 19% over the prior year.  Adjusting the prior year revenue for the pro forma effect of subscription revenue recognition for AbiliTec, the Services segment would have declined 8% over the same period.  For the nine-month period ended December 31, 2001, Services segment revenue was $467.7 million, down 19% over prior year (or down 7% after adjusting the prior year amount for the pro forma effect of subscription revenue recognition for AbiliTec). The decrease in revenues year over year reflects the impact of the economy on the business, principally in the ability to generate incremental project work normally associated with large contracts.

Data and Software Products segment revenue of $44.2 million declined 22% as compared to the three-month period ended December 31,
2000.  Adjusting the prior year for the pro forma effect of subscription revenue recognition for AbiliTec, the segment revenue would have increased by 11% compared to the year earlier quarter.  For the nine-month period, Data and Software Products segment revenue was $116.7 million, a decrease of 28% (or an increase of 15% after adjusting the prior year amount for the pro forma effect of subscription revenue recognition for AbiliTec) from the same period a year ago.  The increase in segment revenue as compared to the prior year pro forma amounts is primarily attributable to increased data and data license sales.

IT Management segment revenue of $57.8 million reflects a 7% decrease over the prior year.  For the nine-month period, IT Management revenue declined to $164.0 million compared to $170.8 million a year ago ($164.9 million a year ago after adjusting the prior year amount for the pro forma effect of subscription revenue recognition for AbiliTec).  IT Management revenue for the quarter and the nine months was up 9% and 7%, respectively, when compared to the prior year excluding revenue from the Wards contract, which terminated in April 2001, and adjusting for the pro forma effect of subscription revenue recognition for AbiliTec.

Certain revenues, including certain data and software product revenue, are reported both as revenue in the segment which owns the customer relationship (generally the Services segment) as well as the Data and Software Products segment which owns the product
development, maintenance, sales support, etc.   These duplicate revenues are eliminated in consolidation.  The intercompany elimination decreased 22% for the quarter and decreased 25% for the nine-month period.

The following table presents operating expenses for the quarters ended December 31, 2001 and 2000  (dollars in millions):

                                                                December 31,               %
                                                            2001            2000        Change

          Salaries and benefits                           $ 74.1           $ 88.1         -16%
          Computer,    communications   and   other
              equipment                                     53.6             47.7         +12
          Data costs                                        27.8             28.0        -  1
          Other operating costs and
              expenses                                      39.4             54.6         -28
          Gains, losses and nonrecurring items, net
                                                            (1.1)              --          --
                                                           -----            -----         ---
                                                          $193.8           $218.4         -11%
                                                           =====            =====         ===

Salaries and benefits for the quarter decreased 16% from the prior year and 9% for the nine-month period. This decrease is primarily attributable to the work force reductions that were a component of the restructuring plan discussed below and certain mandatory and voluntary salary reductions effective April 2001.  The Company's associates received stock options in lieu of these mandatory and voluntary salary reductions. The voluntary portion of the salary reductions is scheduled for reinstatement on April 1, 2002, and the involuntary portion of the salary reductions are currently scheduled to be reinstated later during fiscal 2003 contingent upon the
Company achieving certain performance targets. The net impact of reinstatement of the voluntary and involuntary salary reductions is expected to be approximately $16 million during fiscal 2003.

Computer, communications and other equipment costs increased 12% over the third quarter in the prior year.  For the nine-month period, computer, communications and other equipment costs increased 35% over the prior year (17% after adjusting for the additional depreciation and amortization taken during the quarter ended June 30, 2001).  The increase for both periods reflects increases in leased data processing equipment. Capitalized software, including purchased and internally developed, is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable.
At December 31, 2001, the Company's most recent impairment analysis of its software indicates that no impairment exists. However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.

Data costs for the quarter decreased 1% from the prior year and increased 8% for the nine-month period.  For the quarter, data sales are flat due to an increase in Infobase data sales, offset by a decrease in sales under the Allstate contract.  Increases in data costs year-to-date are primarily the result of increased Infobase data sales, as well as increases in sales under the Allstate contract.

Other operating costs and expenses for the third quarter decreased by 28% compared to a year ago and decreased by 22% for the nine-month period, primarily as a result of lower hardware sales during the current year.  Other factors causing the decrease relate to lower travel and entertainment expenses, consulting and advertising.  These lower expenses reflect initiatives taken earlier in the year to reduce the Company's cost structure. The decreases were partially offset in the current quarter by increases in bad debt expense of $1.6 million in response to the bankruptcy of a customer.  The Company continues to evaluate the remaining receivable of approximately $1.4 million from this customer.

Gains, losses and nonrecurring items, net was a gain of $1.1 million for the current quarter as a result of the disposal of certain operations discussed below. For the nine-months ended December 31, 2001, gains, losses and nonrecurring items, net was $44.3 million expense as compared to a gain of $3.1 million during the prior year, as discussed below.

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") in reaction to the continued economic slowdown and the related revenue impact.  The Restructuring Plan included a seven percent workforce reduction; the sale-leaseback of certain computer equipment; and certain other asset impairments, adjustments and accruals (see notes 2 and 3 to the condensed consolidated financial statements).  The aggregate amount of these Restructuring Plan charges recorded by the Company totaled $45.3 million
(included in gains, losses and nonrecurring items, net for the nine-month period ended December 31, 2001) and consisted of a $31.2 million loss on the sale-leaseback of computer equipment; $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys.  In addition, during the quarter ended June
30, 2001, the Company recorded accelerated depreciation and amortization and other charges of approximately $25.8 million on certain other assets that are no longer in service or were otherwise deemed impaired.

During the quarter ended December 31, 2001, the Company completed the sale of three of its business operations (see note 4 to the condensed consolidated financial statements for more detail).  The gross proceeds from the sale of these operations were $15.1 million, consisting of cash of $6.8 million and notes receivable of $8.3 million, and the Company recorded a net gain of $1.1 million which is included in gains, losses and nonrecurring items, net in the accompanying condensed consolidated statements of operations. The net gain recorded by the Company reflects the write-off of $1.9 million of goodwill in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 142.

The net gain of $3.1 million during the nine-month period ended December 31, 2000 reflects a $39.7 million gain on the sale of the
DataQuick operation in April 2000; a $3.2 million loss on the sale of the CIMS business unit; a $20.0 million write-down of the remaining 49% interest in the DMI operation; a $7.2 million write-down of campaign management software, and a $6.3 million accrual
established to fund over-attainment incentives.   All of these items were recorded during the first quarter of the prior year.

Income from operations for the quarter of $26.7 million represents a decrease of 40% from the prior year. For the nine-month period, income (loss) from operations declined to a loss of $(46.1) million as compared to earnings of $123.9 million a year ago.  Excluding gains, losses and nonrecurring items, net and adjusting the prior year to include the pro forma effects of subscription revenue recognition for AbiliTec, operating income decreased $0.4 million for the current quarter.  Excluding the gains, losses and nonrecurring items, net and the accelerated depreciation discussed above and adjusting the prior year to include the pro forma effects of subscription revenue recognition for software, operating income (loss) for the nine months ended December 31, 2001 decreased $37.4 million.

Interest expense for the quarter of $7.8 million ($21.7 million for the nine-month period) increased from $7.0 million ($18.4 million for the nine-month period) last year reflecting higher average debt levels this year. Other, net decreased from $1.2 million income in last year's third quarter to $1.1 million expense this year, primarily as a result of "other than temporary" losses on investments recorded during the current quarter of $1.0 million.  Other, net for the nine months decreased from income of $8.4 million to expense of $3.4 million largely due to a $6.2 million gain on the sale of the Company's investment in Ceres during the prior year and the investment losses during the current year.

Earnings before income taxes of $17.9 million for the quarter decreased $20.6 million over the same quarter a year ago. For the nine months, earnings (loss) before income taxes was a loss of $(71.3) million, compared to earnings of $113.9 million last year.
Adjusting the prior year for the pro forma effects of the subscription revenue recognition for AbiliTec; excluding the gains, losses and nonrecurring items, net from both years; and excluding the accelerated depreciation and amortization recorded during the quarter ended June 30, 2001, the change from the prior year would have been decreases of approximately $3.4 million and approximately $46.3 million, respectively, for the three months and for the nine months ended December 31, 2001.

The Company's effective tax rate was 37% in the current quarter and 36.4% for the nine months compared to 38.5% during both periods in the prior year.  The Company currently expects its effective tax rate to remain at approximately 37% for fiscal 2002.  This estimate is based on current tax law and current estimates of earnings, and is subject to change.

Basic earnings per share for the quarter was $0.13 compared to $0.27 a year ago.  Diluted earnings per share for the quarter was
$0.13 compared to $0.25 a year ago.  For the nine-month period, basic earnings (loss) per share before the cumulative effect of the change in accounting principle was $(0.51) compared to $0.79 a year ago.  Diluted earnings (loss) per share before the cumulative effect of the accounting change was $(0.51) for the nine months compared to $0.74 a year ago. Excluding the special charges included in gains, losses and nonrecurring items, net during both years; the accelerated depreciation and amortization recorded during the current year; approximately $18 million of operating expenses incurred during the first quarter of the current year that are not expected to recur as a result of the Restructuring Plan; investment losses in both years; and adjusting the prior year for the pro forma effect of subscription revenue recognition for AbiliTec, diluted earnings (loss) per share would have been $0.13 for each of the quarters ended December 31, 2001 and 2000, and $0.15 and $0.30, respectively, for the nine months ended December 31, 2001 and
2000.

Capital Resources and Liquidity

Working capital at December 31, 2001 totaled $110.8 million compared to $138.1 million at March 31, 2001.  At December 31, 2001, the
Company had available credit lines of $265 million of which $123.9 million was outstanding.  The Company's debt-to-capital ratio
(capital defined as long-term debt plus stockholders' equity) was 46% at December 31, 2001 compared to 37% at March 31, 2001 and 35%
at December 31, 2000. The increase largely relates to the new $64.2 million term loan entered into in settlement of the pre-existing equity forward agreements.  Included in long-term debt at both December 31, 2001 and March 31, 2001 are the 5.25% convertible notes in the amount of $115.0 million.  The conversion price for the convertible notes is $19.89 per share.  If the price of the Company's common stock increases above the conversion price prior to the anticipated redemption of the notes on April 1, 2002, it is possible this debt would be converted to equity (see note 6 to the condensed consolidated financial statements).  Total stockholders' equity has decreased to $491.0 million at December 31, 2001 primarily due to the net loss reported during the quarter ended June 30, 2001
(partially offset by earnings reported in the second and third quarters), payments of $23.5 million made on the equity forward contracts and the settlement of the remaining balance of the equity forward contracts through the proceeds of the term note discussed above.

Cash provided by operating activities was $90.5 million for the nine months ended December 31, 2001 compared to $14.3 million used
by operating activities for the same period in the prior year.   Operating cash flow was increased by $24.5 million in the current year, and was reduced by $153.5 million in the prior year due to the net change in operating assets and liabilities.  The change in the current period primarily reflects a decrease in accounts and notes receivable and other current assets, partially offset by a decline in accounts payable and other liabilities.  Accounts receivable days sales outstanding ("DSO") were 66 days at December 31,
2001, compared to 70 days at March 31, 2001 and 79 days at December 31, 2000.

Investing activities used $63.0 million for the nine months ended December 31, 2001, compared to $84.6 million a year previously.
Investing activities in the current year include capitalized software development costs of $17.2 million, capital expenditures of
$11.4 million and $40.8 million of cost deferrals.  Capital expenditures decreased compared to the previous year due to leveraging investments made during recent years to develop the AbiliTec infrastructure, measures the Company has put into place to control costs, as well as the Company's decision to generally lease equipment which is needed to support customers to better match cash inflows from customer contracts and cash outflows.  Deferral of costs, which are being recognized over the life of the related service agreement, increased slightly compared to the previous year.

The Company has entered into certain synthetic operating lease facilities for computer equipment, furniture and an aircraft.  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from three to seven years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  These synthetic operating leases better match inflows of cash from customer contracts to outflows related to lease payments.  Monthly payments under these facilities are approximately $4 million. The
Company's potential purchase commitment over the next twelve months, should it elect to purchase the equipment upon expiration of the initial term, is approximately $7.4 million. The lease term under the aircraft facility expires in January 2010, with the
Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve month period (with a nominal purchase price being paid at the expiration of the renewal period) or return the aircraft in the condition and manner required by the lease.  As of December 31, 2001, the total amount drawn under these synthetic operating lease facilities was $173.2 million and the remaining capacity for additional funding (for computer equipment and furniture only) was
$80.3 million.  The Company has made aggregate payments of $63.0 million through December 31, 2001, and has a remaining commitment under these synthetic operating lease facilities of $92.5 million payable over the next nine years.

The Company has entered into a real estate synthetic lease arrangement with respect to a facility under construction in Little Rock,
Arkansas and land in Phoenix, Arizona.  Under the arrangement, the Company has agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions. The lessors have committed to fund up to a maximum of $45.5 million for the construction of the Little Rock building and acquisition of the land at both sites.  At
December 31, 2001, the remaining amount of the commitment available from the lessors was approximately $18 million.  The Little Rock building is expected to cost approximately $30 to $35 million, including interest during construction, and is expected to be completed in October 2002.  The impact of the leasing arrangement is expected to reduce operating cash flow by approximately $3 million per year over the term of the lease, which will be offset by reductions in temporary leased facilities.  At any time during the term of the lease, Acxiom may, at its option, purchase the land and building for a price approximately equal to the amount expended by the lessors.  If the Company does not purchase the land and building, the Company has guaranteed a residual value of 87%
of the construction costs or approximately $40 million at the end of the lease term.

Net cash paid in acquisitions during the prior year was $16.0 million (none in the current year), and proceeds received from the disposition of assets were $9.6 million during the current year as compared to $60.0 million in the prior year. Investing activities during the current year also include advances made to fund certain investments and joint ventures operations of $7.2 million compared to $20.3 million in the prior year.  During the current quarter, the Company received $4.0 million from TIP in connection with the sale/leaseback transaction discussed in note 3 to the condensed consolidated financial statements.

Over the last two quarters the Company has generated positive cash flows from operating activities totaling $129.8 million and positive free cash flow (defined as cash flow from operating activities less cash used by investing activities) of $93.7 million, including $50.4 million for the quarter ended December 31, 2001. During the current quarter, the Company had positive free cash flow of approximately $10 million from the disposition of assets, approximately $10 million from customer prepayments, and approximately
$4 million of proceeds from the sale leaseback transaction that are not expected to recur during future periods.

With respect to two of its joint venture investments, Acxiom has provided cash advances to fund losses and cash flow deficits of
$4.8 million during the nine months ended December 31, 2001.  Although Acxiom has no commitment to continue to do so, the Company expects to continue funding such losses and deficits until such time as these joint ventures become profitable.  Acxiom may, at its discretion, discontinue providing financing to these joint ventures during future periods.  In the event that Acxiom ceases to provide funding and these joint ventures have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these joint venture investments ($10.9 million at December 31, 2001).
Also, during the current quarter, the Company has recorded in the accompanying condensed consolidated statements of operations an impairment charge on certain of its investments of $1.0 million, and it has recorded temporary impairment of certain of its investments as a component of other comprehensive income (loss) in the amount of $0.9 million ($1.4 million year-to-date).  In the event that further declines in the value of its investments continue, the Company may be required to record further temporary and/or
"other than temporary" impairment charges of its investments.

On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment to
Technology Investment Partners, LLC ("TIP") (see notes 2 and 3 to the condensed consolidated financial statements).  Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment back from TIP for a period of thirty-six months. The
Company received $1.9 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001 as discussed above. The remaining $13.5 million of the sales proceeds has been applied as a prepayment of the lease. Included in property and equipment at December 31, 2001 is equipment of $17.5 million, net of accumulated depreciation and amortization, related to the assets under this leaseback arrangement.  Additionally, the Company recorded a capital lease obligation in the amount of $4.0 million, representing the sales proceeds that must be repaid to TIP under the leaseback provision of this agreement.

Financing activities in the current year used $40.3 million, a large portion of which relates to net repayments of the Company's revolving credit facility.  The Company also paid $23.5 million in aggregate payments on certain equity forward contracts during the current year prior to the settlement of those contracts during September 2001 through a term note payable in 2005. Proceeds from the sale of common stock were $8.6 million and $22.9 million, respectively, during the nine-month periods ended December 31, 2001 and
2000.  The Company also has purchased $7.5 million of common stock in the open market during the prior period (none during the current year).  Financing activities in the prior year provided $90.3 million primarily due to proceeds received from debt.

During April 2001, prior to the settlement of the equity forward contracts, the Company had paid $22.5 million to reduce the notional amounts under the contracts to $64.2 million.  On September 21, 2001, the Company obtained an agreement for the settlement of the equity forward contracts through borrowings of approximately $64.2 million from a bank under a term loan facility.  The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying condensed consolidated financial statements during the quarter ended September 30, 2001.
The Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts as of December 31, 2001.

In connection with the construction of certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  The aggregate amount of the guarantees at December 31, 2001 was $4.4 million. The Company has not recorded the guarantee obligation or the underlying assets in the accompanying condensed consolidated financial statements.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should be noted, however, that the Company has spent considerable capital over the last two years building the AbiliTec infrastructure.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. We believe that our existing available debt and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of our operating results from our projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of other debt or equity securities.  However, no assurance can be given that the Company would be able to obtain funding through the issuance of other debt or equity securities at terms favorable to the Company, or that such funding would be available.

On February 6, 2002, the Company completed an offering of $160 million of 3.75% convertible subordinated notes due 2009. The initial purchasers have an option for thirty days to purchase a maximum of $15 million additional principal amount of notes to cover over-allotments.  The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $18.25 per share.  The notes are also redeemable, in whole or in part, at the option of the Company at any time on or after
February 17, 2005 at a redemption premium.  The holders of the notes also have the option to require the Company to repurchase the notes, at 100% of the principal amount thereof, on February 15, 2007.  The net proceeds to the Company of approximately $154.7 million (after deducting underwriting discounts and commissions and estimated offering expenses) will be used to repay $25.7 million of the 6.92% senior notes payable due 2007 and to redeem on April 1, 2002 the $115 million of existing 5.25% convertible subordinated notes (plus a 1.05% prepayment premium) currently due in 2003.  The Company may also purchase certain of the existing convertible subordinated notes in the open market prior to such redemption.  The remaining proceeds of the notes will be used to repay borrowings under the Company's revolving credit facility.  Pending the payment or repurchase of the 6.92% senior notes and existing 5.25% convertible subordinated notes, the proceeds may be used to repay borrowings under the revolving credit facility or invested.

Simultaneous with the offering of the convertible subordinated notes discussed above, the Company entered into an agreement to amend and restate its revolving credit facility whereby the committed amount available under the revolver was reduced from $265 million to
$175 million.  Borrowings under the revolving credit facility bear interest at LIBOR plus 2.25%, or at an alternative base rate plus
0.75% or at the Federal funds rate plus 1.75%, depending upon the type of borrowing. At December 31, 2001, the average interest rate under the revolving credit facility was approximately 4.07% per annum.  All borrowings under this credit facility are secured by substantially all of the Company's assets and are due January 2005.  Additionally, the credit facility requires the Company to maintain certain financial ratios including a maximum debt/cash flow ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth.

On September 21, 2001, the Company executed an agreement for the settlement of certain equity forward contracts (see note 7) through borrowings of $64.2 million from a bank under a term loan facility.  The borrowings under this term loan bear interest, payable semiannually, at LIBOR plus 3.75% or an alternative base rate depending upon the type of borrowing.  At December 31, 2001, the interest rate under this facility was 4.75%.  These borrowings under this facility are secured by substantially all of the Company's assets. The entire principal amount outstanding under this term loan is due November 30, 2005.

In connection with the repayment of certain outstanding credit facilities from the convertible subordinated note proceeds previously discussed, the Company expects to write-off approximately $1.5 million, net of tax, of deferred financing costs and redemption premium associated with these credit facilities.  Under generally accepted accounting principles, this charge will be reported as an extraordinary item in the period in which the underlying obligation is retired (see New Accounting Pronouncements below).

The Company has never paid cash dividends on its common stock. The Company presently intends to retain its earnings to provide funds for its business and for the expansion of its business.  Thus, it does not anticipate paying cash dividends in the foreseeable future.

Other Information

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union LLC ("TransUnion"), Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide
TransUnion with various data center management services.  The current term of the agreement expires in 2005.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom's board of directors.  TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in
November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996 and 1999 annual stockholders meetings, and is a nominee for director at the 2002 annual meeting.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued
the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by TransUnion to be elected to Acxiom's board of directors. In addition to Mr. Gambill, TransUnion designated Robert A. Pritzker, an executive officer of Marmon
Industrial Corporation, who was appointed to fill a newly created position on Acxiom's board of directors in October 1994.  Mr.
Pritzker was elected to serve a three-year term at the 1995 annual meeting and was elected to serve a second three-year term at the
1998 annual meeting.  Mr. Pritzker resigned from the board in May 2000, to attend to other business obligations. While these undertakings by Acxiom are in effect until the end of the current term of the agreement (2005), Acxiom has been notified that
TransUnion does not presently intend to designate another individual to serve as director.  During the quarter and the nine-months ended December 31, 2001, Acxiom received approximately $16.7 million and $37.4 million, respectively, in revenue from Trans Union.
All revenues received from TransUnion have been in accordance with the pricing terms established under the agreement.

Under an agreement dated March 14, 1997, Allstate Insurance Company ("Allstate") and certain of its affiliates purchased $30 million of 6.92% senior notes due March 2007.  These notes are repayable annually in the amount of $4.3 million beginning March 2001, with interest payable semiannually each March and September.  The notes are expected to be paid off in February 2002, as discussed above.
During September 2001, the Company paid Allstate and certain of its affiliates $0.9 million in interest payments under these notes.
Allstate is also under a long-term contract that expires in 2004.  During the quarter and the nine-months ended December 31, 2001, the Company received approximately $19.9 million and $65.8 million, respectively, in revenue from Allstate.  All revenues received from Allstate have been in accordance with the pricing terms established under the long-term contract.

New Accounting Pronouncements

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

Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is discontinued.  However, an impairment analysis must be performed for these intangible assets, at least annually, with any impairment recorded as a charge to earnings during the period in which the impairment test is completed. The Company has elected to early adopt the provisions of SFAS No. 142 and has discontinued the amortization of its goodwill balances effective April 1, 2001, resulting in an increase to net earnings during the current quarter and a decrease in the net loss during the nine months ended December 31, 2001 of approximately $2 million ($0.02 per diluted share) and $5 million ($0.06 per diluted share), respectively.  Additionally, the discontinued goodwill amortization of approximately $9 million pretax is expected to result in an increase in net income (loss) of approximately $7 million ($0.08 per diluted share) for the year ended March 31, 2002.  Other acquired intangible assets, including the amortization thereof, was not material at December 31, 2001, at March 31, 2001, or for any of the periods presented. As required by SFAS No. 142, the Company has completed part one of a two-part impairment analysis of its goodwill and has determined that no potential impairment of its goodwill exists as of April 1, 2001.  Accordingly, step two of the goodwill impairment test associated with the initial implementation of SFAS No. 142 is not applicable.  However, additional impairment testing of the Company's goodwill may be required during future periods should circumstances indicate that the Company's goodwill balances might be impaired.
Additionally, the Company will have to complete annual testing of its goodwill balance in accordance with SFAS No. 142 to determine whether any possible impairment exists. Such annual impairment testing is expected to be performed at the beginning of the Company's fiscal year.

Also, during June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This statement establishes the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations.  SFAS No. 143 is effective for the Company's 2004 fiscal year.  The Company expects the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS No. 121 and APB
Opinion No. 30.  SFAS No. 144 establishes a single accounting model for measuring the impairment of long-lived assets to be disposed of by sale and expands the scope of asset disposals that can be reported as discontinued operations.  This Statement also resolves significant implementation issues related to SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets.  The provisions of SFAS No. 144 are effective for financial statements for the Company's 2003 fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

The FASB currently has outstanding in exposure draft format, a proposed SFAS, "Accounting for Financial Instruments with
Characteristics of Liabilities, Equity or Both."  This exposure draft, in its current form, could have a significant impact on the
Company's accounting for its convertible debt obligations by requiring some amount of those convertible debt obligations to be classified as equity.  The issuance of a final SFAS is expected during fiscal 2003.  The Company will continue to monitor the progress of this exposure draft and its potential impact on the Company's financial position and/or results of operations.

On December 31, 2001, the "Big Five" accounting firms, with the endorsement of the American Institute of Certified Public
Accountants, issued a letter to the Securities and Exchange Commission ("the Commission") to petition for the issuance of an interpretative release.  The objective of the proposed interpretative guidance is to facilitate enhanced disclosures to the requirements of Regulation S-K Item 303, "Management's Discussion and Analysis of Financial Condition and Results of Operations"
("MD&A").  Specifically, the suggested improved disclosures include 1) liquidity and capital resources including off-balance sheet arrangements; 2) certain trading activities that include non-exchange traded contracts accounted for at fair value; and 3)
relationships and transactions on terms that would not be available from clearly independent third parties. On January 22, 2002, the
Commission issued a statement setting forth its views regarding such MD&A disclosures.  The statement indicates that registrants should consider all matters raised by the petition in the preparation of MD&A in all subsequent filings.  The Company believes its MD&A disclosures comply with this guidance.

In November 2001, the FASB issued an exposure draft to rescind SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt".
Under the proposed exposure draft, gains and losses from the early extinguishment of debt would no longer be classified as an extraordinary item, net of income taxes, but instead would be included in the determination of pretax earnings. If a final statement is issued prior to March 31, 2002, as is currently projected by the FASB, and does not contain any material modifications, any gains or losses from the retirement of certain of the Company's existing credit facilities, as well as the write-off of deferred financing costs and redemption premium previously discussed, would not be reported as an extraordinary item, but would be included in the pretax earnings (loss) of the Company.

Forward-looking Statements

This filing and other statements made by the Company may contain forward-looking statements.  These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectations.  These statements are generally indicated by words or phrases such as "anticipate,"
"estimate," "plan," "expect," "believe," "intend," "foresee," and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.  The following are important factors, among others, that could cause actual results to differ materially from these forward-looking statements: The possibility that certain contracts may not be closed or closed within the anticipated time frames; the possibility that economic or other conditions might lead to a reduction in demand for the Company's products and services; the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time given the attacks upon the people of the
United States of America and other economic factors; the possibility that economic conditions will not improve as rapidly as expected; the possibility that significant customers may experience extreme, severe economic difficulty; the possibility that sales cycles may lengthen; the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations; the ability to properly motivate the sales force and other associates of the Company; the ability to achieve cost reductions and avoid unanticipated costs; the continued availability of credit upon satisfactory terms and conditions; the introduction of competent, competitive products, technologies or services by other companies; changes in consumer or business information industries and markets; the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the difficulties encountered when entering new markets or industries; changes in the legislative, accounting, regulatory and consumer environments affecting the Company's business including but not limited to litigation, legislation, regulations and customs relating to the Company's ability to collect, manage, aggregate and use data; data suppliers might withdraw data from the Company, leading to the Company's inability to provide certain products and services;
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement and term note, which bear interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates. At both December 31, 2001 and March 31, 2001 the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           On September 20, 1999, the Company and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of Arkansas ("the Court").  The
           action alleges that the defendants violated Section 11 of the Securities Act of 1933 ("the 1933 Act") in connection with the July 23, 1999 public offering of 5,421,000 shares of the common stock of the Company.  In addition, the action seeks to assert liability against the Company Leader pursuant to Section 15 of the 1933 Act.  The action seeks to have a class certified of all purchasers of the stock sold in the public offering. Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations.  On March 29, 2001, the court granted the defendants' motion to dismiss.  The plaintiffs appealed the decision to dismiss to the United States Court of Appeals for the Eighth Circuit.  The Company continues to believe the allegations are without merit and will continue to vigorously contest the cases.

           The Company is involved in various other claims and litigation matters that arise in the ordinary course of the business.
           None of these, however, are believed to be material in their nature or scope.

Item 6.    Exhibits and Reports on Form 8-K
           (a)    The following exhibits are filed with this Report:

                  4       Indenture dated as of February 6, 2002 between Acxiom Corporation and U.S. Bank National Association, as
                          trustee, with Form of Security attached as Exhibit "A" for the 3.75% Convertible Subordinated Notes due
                          2009 of Acxiom Corporation

                  10(a)   Amended and Restated Credit Agreement dated as of January 28, 2002 among Acxiom Corporation and JPMorgan
                          Chase Bank (successor in interest by merger to The Chase Manhattan Bank who was a successor in interest by merger to Chase Bank of Texas, National Association), as agent, and certain other lenders party thereto

                  10(b)   Term Credit Agreement dated as of September 21, 2001 between Acxiom Corporation and The Chase Manhattan
                          Bank

                  10(c)   First Amendment to Term Credit Agreement dated as of January 28, 2002 between Acxiom Corporation and
                          JPMorgan Chase Bank (successor in interest by merger to The Chase Manhattan Bank)

                  10(d)   Participation Agreement dated as of October 24, 2000 (the "Participation Agreement") among Acxiom
                          Corporation, the various parties thereto from time to time as the guarantors, First Security Bank,
                          National Association, as the Owner Trustee under the AC Trust 2000-1, First Security Trust Company of
                          Nevada, as Trustee under the AC Trust 2000-2, the various banks and other lending institutions which are parties thereto from time to time, as the holders, the various banks and other lending institutions which are parties thereto from time to time, as the lenders, Bank of America, N.A., as the agent for the lenders and respecting the Security Documents, as the agent for the lenders and the holders, to the extent of their interests ABN-AMRO Bank, N.V., as syndication agent  and Suntrust Bank, as documentation agent

                  10(e)   Lease Agreement dated as of October 24, 2000 between First Security Bank, National Association, as the
                          Owner Trustee under the AC Trust 2000-1, as Lessor and Acxiom Corporation, as Lessee

                  10(f)   Waiver and First Amendment to the Participation Agreement and certain operative agreements dated as of
                          August 14, 2001

                  10(g)   Second Amendment to the Participation Agreement and certain operative agreements dated as of September 14,
                          2001

                  10(h)   Third Amendment to the Participation Agreement and certain operative agreements dated as of September 21,
                          2001

                  10(i)   Fourth Amendment to the Participation Agreement and certain operative agreements dated as of January 28,
                          2002

           (b)    Reports on Form 8-K

                  Not applicable

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

                                                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              Acxiom Corporation

Dated:  February 14, 2002
                                                              By:      /s/ Caroline Rook
                                                                  --------------------------------------------------
                                                                       (Signature)
                                                                       Caroline Rook
                                                                       Company Financial Operations Leader
                                                                       (Principal Accounting Officer)

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Report:

         4      Indenture dated as of February 6, 2002 between Acxiom Corporation and U.S. Bank National Association, as trustee, with Form of Security attached as Exhibit "A" for the 3.75% Convertible Subordinated Notes due 2009 of Acxiom
                Corporation

         10(a)  Amended and Restated Credit Agreement dated as of January 28, 2002 among Acxiom Corporation and JPMorgan Chase Bank
                (successor in interest by merger to The Chase Manhattan Bank who was a successor in interest by merger to Chase Bank of Texas, National Association), as agent, and certain other lenders party thereto

         10(b)  Term Credit Agreement dated as of September 21, 2001 between Acxiom Corporation and The Chase Manhattan Bank

         10(c)  First Amendment to Term Credit Agreement dated as of January 28, 2002 between Acxiom Corporation and JPMorgan Chase
                Bank (successor in interest by merger to The Chase Manhattan Bank)

         10(d)  Participation Agreement dated as of October 24, 2000 (the "Participation Agreement") among Acxiom Corporation, the various parties thereto from time to time as the guarantors, First Security Bank, National Association, as the Owner
                Trustee under the AC Trust 2000-1, First Security Trust Company of Nevada, as Trustee under the AC Trust 2000-2, the various banks and other lending institutions which are parties thereto from time to time, as the holders, the various banks and other lending institutions which are parties thereto from time to time, as the lenders, Bank of
                America, N.A., as the agent for the lenders and respecting the Security Documents, as the agent for the lenders and the holders, to the extent of their interests ABN-AMRO Bank, N.V., as syndication agent  and Suntrust Bank, as documentation agent

         10(e)  Lease Agreement dated as of October 24, 2000 between First Security Bank, National Association, as the Owner Trustee
                under the AC Trust 2000-1, as Lessor and Acxiom Corporation, as Lessee

         10(f)  Waiver and First Amendment to the Participation Agreement and certain operative agreements dated as of August 14,
                2001

         10(g)  Second Amendment to the Participation Agreement and certain operative agreements dated as of September 14, 2001

         10(h)  Third Amendment to the Participation Agreement and certain operative agreements dated as of September 21, 2001

         10(i)  Fourth Amendment to the Participation Agreement and certain operative agreements dated as of January 28, 2002

(b)      Reports on 8-K

         Not applicable.