Form 10-K
period 2002-03-31
ACXIOM CORP
filed 2002-05-16
CIK 733269

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

                                                     FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2002
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of May 10, 2002 as reported on the
Nasdaq National Market, was approximately $1,063,162,963.  (For purposes of determination of the above stated
amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 10, 2002 was 87,800,901.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom's Proxy Statement for the 2002 Annual Meeting of Shareholders ("2002 Proxy Statement") are
incorporated by reference into Part III of this Form 10-K.

                                                      PART I

Item 1.  Business

                                                      SUMMARY

Acxiom Corporation (Nasdaq: ACXM) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are Customer Data Integration (CDI) technology, data content, database services, IT outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States, and in the United Kingdom,
France and Australia.

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to increase their profits.

We help our customers with:

o        Customer acquisition through our prospect marketing solutions
o        Customer growth and retention through our customer marketing solutions
o        Multi-Channel integration through our real-time marketing solutions
o        Creating a single-customer view through our customer recognition solutions
o        Data quality through our Customer Data Integration solutions, including our AbiliTec®, Solvitur® and
         InfoBase® offerings
o        Large-scale data management through strategic IT infrastructure outsourcing

Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.
We believe that we offer our clients the most technologically advanced, accurate and timely solutions available.
We enable businesses to develop and deepen customer relationships by creating a single, comprehensive customer view that is accessible, in real-time, throughout the organization.  We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process.

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries.  Some of our major clients include Allstate, AT&T, BankOne, Citigroup, Equifax Direct Marketing Solutions, General Electric Capital
Corporation, IBM, J.P. Morgan Chase & Co., MBNA, Procter & Gamble, R.L. Polk,  Sears, Sprint, Trans Union and
Wal-Mart.

Information Services Industry

We believe the following trends and dynamics in the information services industry will continue to provide us with growth opportunities:

o        Increasing importance of customer and information management solutions, and particularly Customer Data
         Integration as an integral component of successful Customer Relationship Management systems

o        Continuing recognition of data as a competitive resource

o        Increasing amount of raw data to manage

o        Evolution of one-to-one marketing

o        Growth in technology partnering

Competitive Strengths

We intend to reinforce our position as a leading provider of customer and information management solutions by capitalizing on our competitive strengths, which include:

o        Our Industry-leading Customer Data Integration Products and Services
o        Real-Time Customer Recognition Software and Infrastructure
o        Solvitur4
o        Ability to design, build and manage large-scale databases
o        Accurate and comprehensive data content
o        Comprehensive information management services
o        Ability to attract and retain talent

Growth Strategy

Using our competitive strengths, we are continuing to pursue the following strategic initiatives:

o        Reinforce our leadership in building Customer Data Integration infrastructure, and leverage our consulting and analytics heritage

o        Further penetrate existing and new client industries and continue development of applications for fraud detection, risk management, privacy and security

o        Expand data content

o        Capture cross-selling opportunities

o        Pursue international opportunities

o        Seek alliances and acquisitions

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

The complexity and uncertainty regarding the development of new high technologies affects our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of innovative products such as AbiliTec and its related technology. We are also potentially affected by:

o        longer sales cycles for AbiliTec due to the nature of that technology as an enterprise-wide solution;

o        the introduction of competent, competitive products or technologies by other companies;

o        changes in the consumer and/or business information industries and markets;

o        the ability to protect our proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

o        the impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geographies where our products and services will be deployed.

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

General economic conditions could continue to result in a reduced demand for our products and services.

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

Much of the data that we use is either purchased or licensed from third parties. We compile the remainder of the data that we use from public record sources. We could suffer a material adverse effect if owners of the data we use were to withdraw the data from us. Data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of data. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

Failure to attract and retain qualified personnel could adversely affect our business.

Competition for qualified technical, sales and other personnel is often intense, and we periodically are required to pay premium wages to attract and retain personnel. There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other personnel necessary to conduct our operations successfully.

The nature of our customer contracts may affect the predictability of our revenues.

While approximately 80% of our total revenue is currently derived from client contracts with initial terms of two years or longer, these contracts have been entered into at various times over the past several years and therefore some of them are in the latter years of their term and are approaching their originally scheduled expiration date. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. With respect to the portion of our business that is not under long-term contract, revenues are less predictable, and we must engage in continual sales efforts to maintain revenue stability and future growth. Additionally, even with respect to customers under long-term contractual obligations, the revenues generated by such contracts may vary depending upon the usage and requirements of the customer during any particular period.

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

Failure to favorably negotiate or effectively integrate acquisitions or alliances could adversely affect our business.

From time to time, our growth strategy has included growth through acquisitions and strategic alliances. While we believe we have been relatively successful in implementing this strategy during previous years, there is no certainty that future acquisitions or alliances will be  consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. Our failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions and alliances into our existing operations could result in decreased  revenues, net income and earnings per share.

Postal rate increases and disruptions in postal services could lead to reduced volume of business.

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. In 2001, first class rates, enhanced carrier route rates, and third class rates were increased, and another rate increase is expected for 2002. These increases will, in our opinion, be likely to force direct mailers to mail fewer pieces and to target their prospects more carefully. Additionally, the amount of direct mailings could be reduced in response to disruptions in and concerns over, the security of the U.S. mail system.
These sorts of responses by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.

                                                 ACXIOM'S BUSINESS

Overview

We integrate data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are Customer Data Integration (CDI) technology, data content, database services, IT outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock,
Arkansas, with locations throughout the United States, and in the United Kingdom, France and Australia.

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to increase their profits. Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.  We believe that we offer our clients the most technologically advanced, accurate and timely solutions available.

Information Services Industry

In today's technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. An information services industry has evolved that provides a broad range of products and services designed to help companies manage customer relationships. These products and services include Customer Relationship Management (CRM) applications software, decision analytics and business intelligence software, and data integration. Our Customer Data Integration products and services and premier data content allow us to provide the data infrastructure, technology services and information that allow our clients to efficiently access and manage information throughout the enterprise.
These capabilities help our clients answer important business questions such as:

- What are the profiles of our existing                 - How do we service our customers?
   customers?                                           - How should we price our products and services?
- Who are our prospective customers?                    - What distribution channels should we use?
- Who are our most profitable customers?                - What new products should we develop or what old
- What do our customers want and when do                    products should we retire?
  they want it?

We believe the trends and dynamics that will provide us growth opportunities include the following:

Importance of customer and information management solutions, in particular the Customer Data Integration component, as an integral part of successful Customer Relationship Management systems

In the past few years, Customer Relationship Management (CRM) has emerged as one of the most important issues facing global companies. Whole new markets have been being created around the technologies and services that underlie CRM. Within the CRM field, there is a growing recognition of the necessity of being able to quickly and efficiently integrate customer data in order for CRM to work effectively.

According to International Data Corporation (IDC), a worldwide market research, analysis and consulting firm, the opportunity for overall CRM services, which encompass both packaged and custom-built CRM applications, is expected to grow from $60.7 billion in 2001 to $148.8 billion by 2005. Additionally, IDC expects the overall data warehousing market to grow from $17.9 billion in 2001 to $45.5 billion in 2005. The firm forecasts an even higher growth rate for the data warehousing segment related directly to CRM applications, with projected growth from
$7.6 billion in 2001 to $22.9 billion in 2005.

Properly integrated customer data is required for successful execution of CRM-related data warehousing solutions.
IDC's research shows that the Customer Data Integration process consumes up to 70% of the effort in any data warehousing solution. IDC estimates that the Customer Data Integration market will grow from $7.1 billion in 2001 to $17 billion in 2005 and views it as a pivotal enabling factor for successful transaction and analytical applications of a fully functional CRM system.

Continuing recognition of data as a competitive resource

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

Companies using data as a competitive resource have traditionally consisted of Fortune 1000 companies in the financial services, insurance, publishing, information services and retail industries. This group has expanded to include companies in the telecommunications, pharmaceuticals/healthcare, e-commerce, Internet, utilities, packaged goods, automotive, technology and media/entertainment industries. Advances in technology and reductions in hardware and software costs have also helped expand the universe of users to include middle market companies across multiple industries.

Increasing amount of raw data to manage

The combination of demographic shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels have made the information management process increasingly complex.
Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, on-line services and the Internet. The multiplicity of these marketing channels has created more data and compounded the growth and complexity of managing data. Advances in computer and software technology have also unlocked vast amounts of customer data which historically was inaccessible, further increasing the amount of existing data to manage and analyze. As these data resources expand and become more complex, it also becomes increasingly difficult to integrate all the fragmented, disparate and often outdated information. The challenge to obtaining accurate and complete customer data lies in obtaining, enhancing and integrating data from across an organization to form a single, comprehensive view of individual customers.

Growth in technology partnering

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

o        taking advantage of world-class expertise in particular specialty areas

o        benefiting from the cost efficiencies of outsourcing

o        avoiding the organizational and infrastructure costs of building in-house capability

o        benefiting more from the latest technologies

Evolution of one-to-one marketing

Advances in information technology, combined with the ever increasing amounts of raw data and the changing household and population profiles in the United States, have spurred the transition from traditional mass media to targeted one-to-one marketing. One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message. The Internet has rapidly emerged as an ideal one-to-one marketing channel. It allows marketing messages to be customized to specific consumers and allows marketers to make immediate modifications to their messages based on consumer behavior and response. The Internet can also accomplish these objectives far more cost effectively than existing marketing media.

Competitive Strengths

We believe we possess the following competitive strengths which allow us to benefit from the industry trends described above and offer solutions to the information needs of our clients:

Our Industry-leading Customer Data Integration Products and Services

We believe our Customer Data Integration capabilities, powered by  AbiliTec, combined with the related real-time customer recognition software and infrastructure, is the leading solution for companies seeking to better integrate their customer data and manage their customer relationships. CRM involves analyzing, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or customer point of contact in real time is critical to the CRM process.

As the basic infrastructure for integrated CRM solutions, AbiliTec allows the linking of disparate databases across a client's business and makes possible personalized, real-time CRM at every customer touch-point. We believe that AbiliTec's unprecedented scope, accuracy and speed contributes to Acxiom being established as the
Customer Data Integration leader, both as an internal processing tool and as the enabler of the single customer view that drives true, one-to-one marketing.

AbiliTec permits up-to-the-minute updating of consumer and business information with our data, thereby creating a new level of data accuracy within the industry. By applying this unique, patented technology, we are able to properly cleanse data and eliminate redundancies, constantly update the data to reflect real-time changes, and combine our external data with our clients' internal data.

The financial benefits for our clients generated by faster processing times are multi-faceted. Our clients gain advantages from AbiliTec by:

o        Greatly improving the speed in which campaigns are brought to market in order to seize on opportunities more quickly.

o        Leveraging shorter turnaround times to increase the frequency of data warehouse updates. With AbiliTec, some Acxiom clients have moved from monthly to weekly updates, others from weekly to nightly, and some utilize the technology in an on-line transaction processing (OLTP) mode to update their data continuously, as new information becomes available.

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

Real-Time Customer Recognition Software and Infrastructure

Acxiom continues to expand its real-time multi-channel Customer Data Integration and customer recognition capabilities with products and services such as Solvitur4. This suite of software and infrastructure capabilities allows our clients, in real time, to integrate their existing databases together in ways that have previously been difficult or impossible. Our Customer Data Integration and customer recognition technologies allow our clients and us to integrate data directly into CRM applications, including:

        * customer analysis                                   * campaign management
        * interactive web pages                               * point-of-sale
        * call centers                                        * customer service automation
        * direct mail                                         * sales force automation

Delivery of information over the Internet or via private network, as opposed to traditional delivery through
CD-ROM, floppy discs, tape cartridges or tapes, significantly reduces the turnaround time from days to minutes or sub-seconds and reduces the operating costs associated with extended processing and turnaround.

Solvitur4

For clients with multiple product lines, disparate customer databases, or more than one sales or service channel,
Solvitur4 is a Customer Data Integration solution that enables companies to recognize and have a unified view of their customers and prospects across the enterprise in real time. In the case of most companies, customer data has typically been inconsistently collected, slowly batch processed, gradually integrated, and eventually accessible at some, but not all, customer touch points. We believe that AbiliTec and Solvitur4 provide an accurate and fast Customer Data Integration capability, effectively solving many of the typical CRM problems.

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

In addition, Solvitur4 enables our clients to implement AbiliTec and to perform real-time Customer Data
Integration with little or no change to their existing information delivery systems because Solvitur4 is
"non-invasive," i.e., its processes work alongside our clients' existing applications and databases. This results in significant savings in time, money and internal disruption.

Ability to design, build and manage large-scale databases

We have extensive experience in developing and managing large-scale databases for some of the world's largest companies, including AT&T, Allstate, Citigroup, General Electric Capital Corporation, Federated Department
Stores, IBM, Procter & Gamble and Sears. Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information. We house more than 450 terabytes of disk storage for database solutions. A terabyte is approximately one trillion bytes, and is the scale often used when measuring computer storage.

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

Accurate and comprehensive data content

We believe that we have the most comprehensive and accurate collection of United States consumer, business, property and telephone marketing data available from a single supplier. We believe we process more mailing lists than any other company in the United States. Our InfoBase consumer database contains approximately 17 billion data elements, which we believe covers over 95% of all households in the United States. Our InfoBase business database covers over 13 million United States businesses. Our real estate database, which includes most major
United States metropolitan areas, covers approximately 70 million properties in a majority of the states. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for business and consumer telephone numbers in the United States and Canada. Our clients use this data to manage existing customer relationships and to target prospective customers.

During the 2002 fiscal year, we launched Consumer InfoBase in the United Kingdom. We believe that it has the most comprehensive and accurate collection of United Kingdom consumer marketing data available from a single supplier.
The information is multi-sourced and includes telephone numbers that are available to append to records for telemarketing purposes. Our InfoBase consumer database contains over 400 different data variables, and we believe the total file covers over 95% of all households in the United Kingdom. In addition, we also have a substantial file of business-to-business data in the United Kingdom. Our Business InfoBase database covers approximately 2 million U.K. businesses. As in the U.S., our U.K. clients use the data held in Consumer InfoBase and Business
InfoBase to manage existing customer relationships and to target prospective customers.

In Australia, Acxiom is a leading supplier of consumer, business, telephone and property information for marketing purposes. Under a range of brand names, Acxiom's data products are used by major financial institutions, telecommunications companies and retailers to help them strengthen their customer relationships and grow their market share.  Our clients use data from our databases to target prospective customers and strengthen relationships with their existing customers.

Comprehensive information management services

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

* mainframe computing operations                      * help desks
* client server management                            * high-speed electronic printing
* network management                                  * print and mailing outsourcing
* web hosting and content change management           * bill presentation services

Ability to attract and retain talent

We believe our progressive culture allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce. Our culture is based on concepts such as leadership, associate development, and continuous improvement. Our business culture rewards customer satisfaction, associate satisfaction and profitability. In addition to our culture, our extensive geographic presence, with locations in the United States, Europe, and Australia, including Atlanta, Chicago, London, Los Angeles, Memphis, New York,
Phoenix, and Sydney, has enhanced our ability to attract talented associates.

For the fourth time in five years, Fortune magazine named us this year as one of the "100 Best Companies to Work
For" in America. In 2000 and 2001, we were named in ComputerWorld magazine as one of the top 100 information technology companies to work for, and Business Week ranked us in its list of the top 200 IT companies in the
U.S.

Growth Strategy

Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

Reinforce our leadership in building Customer Data Integration infrastructure, and leverage our consulting and analytics heritage

Our primary initiatives are AbiliTec-driven Customer Data Integration solutions, including our real-time
Solvitur4 solution, combined with our traditional consulting and analytical services.  We provide strategic consulting to our clients regarding creation and measurement of CRM programs and the related infrastructure, particularly in the financial, banking and retail communities, and in the privacy arena.  Our proprietary technologies enable us to provide our clients with what we believe to be the industry's most accurate and cost-effective means to integrate their customer and prospect data across the entire organization. We then provide the capability to further enhance and add decision-making intelligence to that data with external data, including our InfoBase consumer and business data products. All of these Customer Data Integration processes can take place in a traditional batch mode or in real time over the Internet or via private network.

These technologies are available to a broad range of businesses that desire to better manage their existing and prospective customer relationships. In addition, we anticipate that AbiliTec may be useful to various governmental agencies who need to better integrate disparate databases.  We are continually developing
AbiliTec-enabled solutions to improve data quality, streamline production, and reduce costs and increase the efficiency of direct mail and telemarketing.

We are marketing AbiliTec, Solvitur4 and InfoBase through our internal sales organization and through our strategic alliances, including leading CRM software solution providers such as IBM, Oracle and Siebel. Each of these Acxiom products can be integrated directly into the decision systems offered by our strategic alliance partners to enhance their unique value proposition to their customers. This alliance partner strategy provides the potential for us to extend the scope of our services in our existing markets and expand our client base.

We have developed the Opticxsm process which allows customers to rapidly determine their data quality and the potential return on their investment in our Customer Data Integration solutions.

Further penetrate existing and new client industries, and continue development of applications for fraud detection, risk management, privacy and security

Our clients expect information management solutions tailored to the needs of their particular industry. We have developed specific knowledge for the industries we serve, including the financial services, insurance, information services, direct marketing, media, retail, technology, telecommunications industries, automotive, and pharmaceuticals/healthcare. We expect to continue to expand our presence in these industries as well as to penetrate other industries as their information management needs increase. Other industries which we believe are undergoing changes that will increase the need for data and information management services include the
e-commerce, packaged goods and entertainment sectors. We also believe our products and services would complement and are adaptable to the identity verification systems of prospective clients in industries or businesses concerned about security management, including travel, special events management and building security.

We also believe that in the post-September 11 environment, certain governmental agencies have a need for the type of data integration solutions enabled by AbiliTec in the areas of fraud detection and identify verification.
Since September 11, we have been actively pursuing government contract work in this regard, and view this sector as a potentially significant source of business in the future.

Expand data content

We believe that the depth, breadth and quality of our data differentiates us in the marketplace. We continually enhance our databases by adding new data through multiple sources and increasing the accuracy of the data through the use of AbiliTec. Expanding our data content offerings enables us to grow existing client relationships, capture new clients and enter new industries. Data content also represents an attractive business model for us because we can repackage it into multiple formats or sell it through various distribution channels, at a minimal incremental cost.

Capture cross-selling opportunities

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

Pursue international opportunities

Since 1986, we have had a presence in the United Kingdom. Having successfully launched InfoBase and licensed
AbiliTec there during fiscal 2002, we are committed to expanding our data access and delivery solutions in the
U.K. through the continued emphasis on these products and services.  In Sydney, Australia, we have a joint venture with PBL, a large publisher and broadcasting company, through which we are offering our products and services in Australia and New Zealand.  We also have a strategic alliance with a German media and information services company, AZ Bertelsmann Direct. Bertelsmann has significant data assets in Germany, and does extensive work in Austria and Switzerland, as well as in Spain. Together with Bertelsmann, we intend to deliver international marketing data and information management solutions to multinational clients operating in Germany.

Seek alliances and acquisitions

Acxiom partners with many of the world's leading hardware and software companies and systems integrators, creating the best customer and information management solutions for the market. Our partners include such companies as Compaq (now Hewlett Packard), Computer Associates, D&B, HNC Software (to be merged with Fair Isaac),
IBM Corporation, Lockheed Martin, Oracle, PeopleSoft, SAS, Siebel and USADATA.

We will continue to seek alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services or market presence in a new industry. We will also consider acquisitions as opportunities may arise. We continually review our mix of businesses to determine that we have the correct combination of people, products, services and other resources to allow us to better serve our customers.

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

Acxiom builds Customer and Information Management solutions for its clients in the following service areas:

                           Service                                                        Description
* Marketing database and data warehouse design      * Develops strategies to effectively use and transform
consulting                                              data into actionable information
                                                    * Selects data elements that are relevant for a
                                                        particular client's goals and industry
                                                    * Lays foundation for data warehouse/database
                                                        development and marketing campaigns
* Data integration                                  * Using AbiliTec-enabled solutions, provides numerous
                                                        Customer Data Integration services for a diversity of
                                                        business needs (See Descriptions below under Data and
                                                        Software Products)
                                                    * Standardizes, converts, cleanses and validates data
                                                        to ensure accuracy and remove duplicative and unnecessary
                                                        data
                                                    * Creates accurate and comprehensive standardized
                                                        customer profile from disparate data sources
                                                    * Augments client's data with our proprietary data
* Data warehouse/database management and delivery   * Designs, models and builds data warehouse/database
                                                    * Provides data warehouse/database maintenance and
                                                        updates
                                                    * Delivers information through a variety of channels,
                                                        including the Internet via the Acxiom Data Network®reg;
* CRM applications                                  * Provides market planning, analytical and statistical
                                                        modeling, campaign management, channel implementation and
                                                        tracking and reporting applications
                                                    * Enables client to manage and monitor customer
                                                        relationships

List processing                                     * Provides processing tools to increase accuracy,
                                                        deliverability and efficiency of marketing lists
                                                    * Addresses and pre-sorts mailings to maximize postal
                                                        discounts and minimize handling costs                                                   * Cleanses and integrates mailing list data

Data and Software Products

Our data and software products segment includes AbiliTec-Enabled Solutions, which provides our services segment the ability to more effectively integrate and manage data, and our InfoBase data products, which include both business and consumer data.

AbiliTec-Enabled Solutions

As discussed above, we believe that AbiliTec is the leading software solution for companies seeking to integrate and manage their customer data and customer relationships. It allows the linking of separate, disparate databases across a client's business, provides unprecedented speed and accuracy and permits real-time updating of consumer and business information. AbiliTec is a software product that is licensed to our clients and that is sold through the following markets: enterprise, database, channel partner, service bureaus and direct marketing.

The following AbiliTec-Enabled Solutions demonstrate the power of AbiliTec by delivering accurate, accelerated data solutions that help businesses reduce costs, gain a better understanding of their customer base and build loyal, trust-based customer relationships.

                     Product                                                  Description
*       Consumer Preference Solution                  * Consumer Preference Solution improves CRM efforts
                                                          by helping companies with legislative compliance and
                                                          with the management of consumer contact and data-sharing
                                                          preferences.
*       Customer Data Quality (CDQ)                  * Designed for companies with large mail volumes, CDQ
                                                          identifies duplicates within a mail file at a
                                                          significantly better hit rate than first generation
                                                          merge/purge programs. As a result, mail costs can be
                                                          substantially reduced.
*       Consumer Merge/Purge (CM/P)                  * Consumer Merge/Purge helps manage the overall data
                                                          integration process when records are brought together
                                                          from multiple sources. By rapidly standardizing the data
                                                          and files, CM/P recognizes and groups individuals and
                                                          households, appending incremental data and creating
                                                          output files based on client business rules. CM/P
                                                          enables data analysis and other processes that support
                                                          account acquisition programs.
*       Customer File Management (CFM)               * Customer File Management helps manage customer
                                                          records to provide a foundation for customer analysis
                                                          and/or management solutions.
*       Customer Decisioning System                  * Built on a foundation of CFM or CM/P, Customer
                                                          Decisioning System (CDS) provides rapid, structured
                                                          execution of direct marketing decisions that feeds back
                                                          to an operating system.
*       Customer Recognition and Segmentation        * Customer Recognition and Segmentation helps
                                                          companies which have undergone a merger or acquisition.
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
InfoBase Data Products.

We believe InfoBase represents the industry's most comprehensive and accurate marketing data product offerings that are sold on a stand-alone basis as well as integrated with our customized service offerings. Our clients use our data products for a range of decision-making and CRM functions, including some of the following information driven applications:

*        identification, verification and segmentation of        *        sales force automation
         customers and prospects for direct marketing purposes
*        campaign management                                     *        fraud prevention
*        Internet marketing                                      *        point of sale marketing

The data that we use is either purchased or licensed from third parties, or it is obtained from public records.
We utilize multiple data sources to compile our consumer database, including telephone directories, voter registrations, product registration, questionnaires, warranty cards, county real estate property records, purchase transactions, mail-order transactions and postal service information.  Our business database is likewise obtained from multiple sources and covers practically every business throughout the United States.  Business data is verified by telephone and by matching against other sources of the data.  Business data sources include:
yellow and white pages; RBOC monthly business feeds; various direct business franchise feeds and postal service information. Our real estate database is obtained from county recorders' and assessors files.  We update and maintain our databases frequently in order to provide current information to our clients.

Our primary InfoBase products include the following:

                   Product                                                  Description
*        InfoBase Enhancement (Consumer)         o        InfoBase Enhancement is the leading consumer data
                                                          enhancement product containing demographic and
                                                          lifestyle information on a majority of U.S. households,
                                                          and providing instant access to the first and largest
                                                          multi-source database in the U.S.
                                                 o        InfoBase Enhancement processes customer data through
                                                          multiple delivery options including traditional or
                                                          "batch" processing for large volumes of data or online
                                                          processing using the Acxiom Data Network for smaller
                                                          volume for instant processing of individual records.
*        InfoBase List (Consumer)                o        InfoBase List is a comprehensive multi-sourced consumer
                                                          list designed to help target prospects more effectively
                                                          and efficiently. InfoBase List consists of base name
                                                          and address records combined with InfoBase's
                                                          industry-leading consumer data including key
                                                          demographics, home ownership characteristics, purchase
                                                          behavior and lifestyle data.

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
*        InfoBase Business List                  o        InfoBase Business List is a powerful tool for
                                                          business-to-business marketing that combines Acxiom's
                                                          industry-leading record for superior  data quality with
                                                          access to over 13 million unique businesses nationwide
                                                          and their key employees. We believe that no other
                                                          business list exceeds InfoBase Business List's level of
                                                          accuracy and deliverability.
*        InfoBase TeleSource                     o        We believe that InfoBase TeleSource is the most
                                                          comprehensive, multi-sourced telephone data product in
                                                          the United States. Averaging a 94% connect rate, it
                                                          allows clients to reach a greater number of qualified
                                                          customers and prospects. InfoBase TeleSource's national
                                                          database contains more than 160 million consumer names,
                                                          telephone numbers and addresses. This includes
                                                          approximately 35 million not available from any other
                                                          source and approximately 12 million business listings.
*        InfoBase e-Products                     o        The e-Mail Enhancement database is a database of
                                                          consumer names, address, and e-mail addresses that
                                                          offers many e-mail address data features like:  e-mail
                                                          append, reverse append, flag append, reactivation and
                                                          eCOA.
                                                 o        The e-mail List database is a database of confirmed
                                                          opt-in consumers that has been enhanced with
                                                          demographics and lifestyle selectors from Consumer
                                                          Enhancement offering marketers an e-mail format for
                                                          prospecting.
*        InfoBase Analytics                      o        Data Profile Analysis -  DPA provides our clients with
                                                          a comprehensive descriptive snapshot or profile of
                                                          their customers using InfoBase demographic and
                                                          lifestyle interest data. The DPA is currently provided
                                                          as a printed document, but is also available in online,
                                                          manipulatable PC-compatible formats.
                                                 o        Modeling Services - Modeling Services can best be
                                                          defined as the development of an algorithm used to
                                                          predict or model certain customer/consumer behavior.
                                                          Models are developed utilizing demographic data and/or
                                                          internal customer data.  Often times, the models are
                                                          deployed or implemented onto a client provided file.
                                                          The primary objective of model development/services is
                                                          to predict a certain behavior. Response,
                                                          client-specific product purchase propensity, and
                                                          attrition likelihood are just a few of the behavior
                                                          predictor examples.

                                                 o        Scoring Services - It's the application/implementation
                                                          of the model that best describes Scoring Services.
                                                          Once a model has been developed, internally or by the
                                                          client using demographic data, the analyst then applies
                                                          the model to an outside file or an Acxiom-specific file
                                                          (i.e., IB List).  The file on which the model is being
                                                          applied is scored and all records/households are ranked
                                                          by score as to their likelihood to behave in a certain
                                                          manner (response, purchase, attrite).   Scoring
                                                          services/models can be applied to Acxiom internally
                                                          housed files or client provided files. Scoring Services
                                                          turns models into actionable marketable universe.
*

*      InfoBase BestAddress™               o        InfoBase BestAddress is a direct mail
                                                          address-processing product that improves a mailing
                                                          list's overall effectiveness by optimizing address
                                                          accuracy and deliverability. InfoBase BestAddress
                                                          utilizes AbiliTec Links to deliver the most complete
                                                          address associated with each delivery point and the
                                                          most recent and complete address associated with each
                                                          consumer. On average, AbiliTec-Enabled InfoBase
                                                          BestAddress delivers results six times faster than
                                                          traditional address verification processes.
*        InfoBase Suppression                    o        InfoBase Suppression facilitates compliance with legal
                                                          and industry privacy guidelines, improves marketing
                                                          results by eliminating unresponsive prospects, and
                                                          decreases fraud risks associated with mailing to
                                                          unqualified prospects. InfoBase Suppression is built
                                                          from Acxiom's master suppression file, delivering a
                                                          common access to a variety of suppression sources.
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
*        InfoBase Telephone Directories          o        InfoBase Business Directories is the most complete
                                                          source of business listings for the U.S. and Canada
                                                          consisting of over 20 million combined records.  It is
                                                          made up of the freshest business listings with
                                                          disconnected data removed monthly.  Along with address
                                                          information, records consist of business
                                                          classification, latitude longitude, and yellow page
                                                          data elements.  The InfoBase Premium White Page Product
                                                          is the premier product in the market with public but
                                                          not yet published listings incorporated.  It consists
                                                          of multiple sources including white page data, RBOC and
                                                          disconnected data monthly feeds.  The PWP file contains
                                                          over 90 MM records with name and address information as
                                                          well as latitude and longitude.

* InfoBase PersonicxSM                    o               InfoBase Personicx represents the next evolutionary
                                                          step in consumer segmentation.  Personicx is a
                                                          household-level segmentation system that places each
                                                          U.S. household into one of 70 segments based on its
                                                          specific consumer and demographic characteristics.
                                                          This provides a common framework for a business to view
                                                          its customers across its product mix and across its
                                                          organization. Personicx is driven by Acxiom's InfoBase
                                                          household data allowing for the Personicx assignments
                                                          to accurately reflect the dynamic nature of today's
                                                          households.
* InfoBase Address Append                 o               Address Append is the most recent addition to the
                                                          TeleSource product line.  Address Append aids companies
                                                          in their customer recognition efforts by appending
                                                          mailing address information to consumer names and zip
                                                          codes captured at the point of contact.  Address Append
                                                          leverages two of the premier InfoBase products,
                                                          TeleSource and InfoBase Consumer List to provide over
                                                          220 million unique name and address listings to provide
                                                          unprecedented coverage.
* SentricxSM                              o               This product attacks fraud by enabling data-driven
                                                          identity verification of customers and prospects.
                                                          Sentricx accesses multiple reference databases in
                                                          real-time or batch mode to verify information provided
                                                          at point-of-sale, in call center or web environments,
                                                          or on applications for credit accounts, DDA accounts,
                                                          or insurance.

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

o        Maximization of value from IT assets and information system staff

o        Computing and network capacity driven by customer demand

o        Highly scalable computing and network environments

o        24 x 7 system availability

                        Overview                                                  Services
Our IT solutions cover the computing needs of our          We offer technology services in the following areas:
clients, ranging from full mainframe information
processing centers to the desktop. Acxiom currently         * Mainframe computing operations
operates several large and hardened data centers,           * Client/server management
manages high-speed networks, and hosts Internet             * Network management
e-commerce applications                                     * Web hosting and content change management
                                                            * Help desk support
                                                            * High-speed electronic printing and mail
                                                              services
                                                            * Electronic bill presentment

Clients

Our clients are primarily in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. Our ten largest clients represented approximately 41% of our revenues in fiscal 2002. Other than Allstate Insurance Company, which accounted for 10.1% of our total revenue for fiscal 2002, no other client accounted for more than 10% of our revenue during the last fiscal
year.   We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts with initial terms of at least two years in length.

Representative clients by most of the industries we serve include:

Financial Services                     Pharmaceuticals/Healthcare             Retail
American Express                       ALSAC / St. Jude Children's            Circuit City Stores, Inc.
Bank One Services Corporation             Research Hospital                   Canadian Tire Acceptance Limited
Bank of America                        Bristol-Meyers Squibb                  Jiffy Lube International, Inc.
Citicorp Credit Services, Inc.         MedExact USA                           Lands End, Inc.
Conseco, Inc.                          Pfizer, Inc.                           LensCrafters, Inc.
First USA Bank                         Preference Solutions, LLC              Neiman Marcus Group, Inc.
GE Capital Corp                        Sankyo Pharma                          Office Depot, Inc.
Household International, Inc.          Wellpoint Health Networks, Inc.        Sears Roebuck & Company
J.P. Morgan Chase & Co.                                                       Staples, Inc.
MBNA America Bank N.A.                                                        Sunglass Hut Trading Corporation
Providian                                                                     Viking Office Products
Wells Fargo                                                                   Wal-Mart Stores, Inc.

Media/Entertainment                    Technology                             Telecommunications
Advance Publications, Inc.             BMC Software, Inc.                     AT&T Wireless Services, Inc.
Bernard C. Harris Publishing           E.piphany, Inc.                        MCI WorldCom Communications,
Discovery Communications, Inc.         IBM Corporation                           Inc.
Guideposts                             Microsoft Corporation                  CSC Holdings, Inc.
Primedia                               Novell, Inc.                           Sprint/United Management Company
Ralph Lauren Media, LLC                Palm, Inc.                             Verizon
Rodale, Inc.                                                                  Vodafone Airtouch
USA Electronic Commerce
    Solutions, LLC

Insurance                              Information Services                   Internet / E-Commerce
Allstate                               Equifax Direct Marketing               eFunds Corporation
Physicians Mutual Insurance            Solutions,     Inc.                    E*Trade Group, Inc.
   Company                             R.L. Polk and Company                  Travelocity.com
Prudential                             Trans Union LLC

Automotive                             Packaged Goods
General Motors                         Conopco, Inc. (Unilever)
Mercedes                               The Procter & Gamble Distributing
                                           Company

In addition, our Information Technology Management outsourcing customers include a wide array of clients, such as
Baxter Healthcare Corporation, Blue Cross Blue Shield Association, Brooks Brothers, City of Chicago, Deluxe,
eFunds, Hilton Hotels, Jack-in-the-Box, Rexam, R.R. Donnelly, Safety-Kleen, Trans Union, 20th Century Fox, Waste
Management, and Xerox.

Sales and Marketing

Acxiom instituted a divisional structure in 1997 to provide the speed and flexibility needed to grow very quickly. Each division had its own sales force and marketing team and developed its own strategies to market and sell Acxiom's data, services and IT outsourcing capabilities. However, on April 1, 2002, the company created a single sales and marketing organization with a sole goal: selling integrated customer and information management solutions to our clients. To support that goal, the marketing team includes traditional marketing, public relations, strategic alliances, sales effectiveness, and consulting and analytics.

The Acxiom sales and marketing organization has always maintained a strong focus on industry expertise to ensure we understand our clients' unique business opportunities and challenges.  We help our clients better use their customer data to support acquisition, retention, cross-sell, up-sell and risk management activities. Acxiom promotes a sales and marketing driven culture that encourages every associate to understand how he or she can better promote the sales of Acxiom solutions and the satisfaction of our clients. It complements the strong product/service delivery culture that has helped Acxiom succeed in the past. The sales and marketing driven attitude extends across the enterprise, and sales activities with major clients involve a high level of collaboration and cooperation across all levels of leadership in sales and operations.

Our sales and marketing organization takes a solution-selling approach that combines the full scope of Acxiom's strengths to help our clients capitalize on their business opportunities and maximize the potential of every customer relationship. We combine those core offerings in custom solutions that include data, database, IT outsourcing, consulting and analytics, technology/CDI, and privacy leadership. We continue to have a dedicated data sales team to support solution sales and to service data clients.

Effective April 1, 2002, Acxiom and Trans Union LLC (TU) entered into a marketing joint venture that will serve
as a sales agent for both parties for certain existing mutual clients.   The purpose of the joint venture is to
provide these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial services clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and TU, as well as any new products and services that may be agreed upon.  The parties have agreed to share equally the aggregate incremental increase (or decrease) in
revenue and direct expenses generated from any client supported by the joint venture.   If either party
determines that its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  We do not expect any material incremental impact to our operating results from this joint venture in fiscal 2003.

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

In the Services market, we compete primarily with in-house information technology departments of current clients, as well as firms that provide data warehousing and database services, mailing list processing and consulting services. Competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price.
Competitors in the data warehousing and database services and mailing list processing sectors include
Harte-Hanks, Metromail and Experian (both subsidiaries of Great Universal Stores), Dynamark (a subsidiary of Fair
Isaac), and Relizon.

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
the use of the Internet to collect and deliver data and the use of e-mail addresses for reaching consumers for marketing. The addition of the Internet into the traditional compilation and distribution channels has made the market more diverse with potential lower barriers to entry.

In the IT Management services market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments, and price. Our primary competitors include
Affiliated Computer Services, (i)Structure, and the in-house information technology departments of current and prospective clients. In addition, but on a less frequent basis, we compete with IBM Global Services, Electronic
Data Systems, Computer Sciences Corporation, and Perot Systems.

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

Employees

Acxiom currently employs approximately 5,080 employees (associates) worldwide.  None of Acxiom's associates are currently represented by a labor union or are the subject of a collective bargaining agreement. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

                           CAUTIONARY STATEMENTS RELEVANT TO FORWARD LOOKING INFORMATION

This document, the documents that we incorporate by reference, and other written reports and oral statements made from time to time by us and our representatives contain forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as "anticipate," "estimate," "plan," "expect," "believe," "intend,"
"foresee," and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

The forward-looking statements contained in this report and in Acxiom's Annual Report to Stockholders, portions of which are incorporated by reference into this report, include:  statements on Acxiom's future results of operations; statements concerning the length and future impact of our investment in customer and information management solutions, including our Customer Data Integration products and delivery systems on our client base, future revenue and margins; statements concerning the benefits of our products and services for our clients;
statements concerning any competitive lead or positioning; statements concerning the impact of implementation of
AbiliTec and our products and services in Customer Relationship Management applications; statements concerning the momentum of CRM applications and e-commerce initiatives; statements concerning the future growth and size of the CRM market; statements regarding our ability to penetrate existing and new client industries; statements concerning efficiency gains related to the implementation of our products and services; and statements concerning potential growth of international markets.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements are identified in the "Risk Factors" section and elsewhere in this document, and include but are not limited to the following:

o        the complexity and uncertainty regarding the development of new high technologies;

o        the possible loss of market share through competition or the acceptance of our technological offerings on a less rapid basis than expected;

o        the possibility that economic or other conditions might lead to a reduction in demand for our products and services;

o        the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time;

o        the possibility that economic conditions will not improve as rapidly as expected;

o        the possibility that significant customers may experience extreme, severe economic difficulty;

o        the possibility that sales cycles may lengthen;

o        the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations;

o        the ability to properly motivate our sales force and other associates;

o        the ability to achieve cost reductions and avoid unanticipated costs;

o        the continued availability of credit upon satisfactory terms and conditions;

o        the introduction of competent, competitive products, technologies or services by other companies;

o        changes in consumer or business information industries and markets;

o        our ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

o        the difficulties encountered when entering new markets or industries;

o        changes in the legislative, accounting, regulatory and consumer environments affecting our business, including but not limited to litigation, legislation, regulations and customs relating to our ability to collect, manage, aggregate and use data;

o        the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services;

o        the effect of our short-term contracts on the predictability of our revenues or the possibility that customers may cancel or modify their agreements with us;

o        the possibility that the amount of ad hoc project work will not be as expected;

o        the potential loss of data center capacity or interruption of telecommunication links or power sources;

o        postal rate increases that could lead to reduced volumes of business;

o        the potential disruption of the services of the United States Postal Service;

o        the successful integration of acquired businesses and strategic alliances;

o        with respect to the providing of products or services outside our primary base of operations in the
         United States, all of the above factors and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations; and

o        other competitive factors.

In light of these risks, uncertainties and assumptions, we caution readers not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

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
                                         fee; one facility secures  a    office space
                                         $1,765,000 encumbrance and
                                         another secures a $8,930,000
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

(b)          Atlanta, Georgia            Lease                            Office space

(c)          Downer's Grove, Illinois    Lease                            Office space; data center; customer service
                                                                          facilities

(d)          Melville, New York          Lease                            Office space; print facilities

(e)          Bolingbrook, IL             Lease                            Office space

(f)          Los Angeles, CA             Lease                            Office space; data center

Acxiom Australia Pty Ltd.:

(a)          Sydney, Australia           Lease                            Office space

(b)          Brisbane, Australia         Lease                            Office space

(c)          Melbourne, Australia        Lease                            Office space

(d)          North Sydney, Australia     Lease                            Office space

Acxiom is headquartered in Little Rock, Arkansas with additional locations throughout the United States.  It also has operations in the United Kingdom, France and Australia.  In general, our offices, customer service and data processing facilities are in good condition.  Construction is expected to be completed by the end of calendar year 2002 on a new customer service facility in Little Rock.  Management believes that our current facilities, together with those currently underway, are suitable and adequate to meet our current needs. Management believes that, except for the planned expansions noted above, no substantial additional properties will be required during fiscal year 2003.

Item 3.  Legal Proceedings

On September 20, 1999, the Company and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of
Arkansas ("the Court").  The action alleges that the defendants violated Section 11 of the Securities Act of 1933
("the 1933 Act") in connection with the July 23, 1999 public offering of 5,421,000 shares of the common stock of the Company.  In addition, the action seeks to assert liability against the Company Leader pursuant to Section 15 of the 1933 Act.  The action seeks to have a class certified of all purchasers of the stock sold in the public offering.  Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations.  On March 29, 2001, the Court granted the defendants' motion to dismiss.  The plaintiffs appealed the decision to dismiss to the United States Court of Appeals for the Eighth Circuit.  Oral
arguments have been conducted and the case is ripe for decision by the Eighth Circuit. The Company continues to believe the allegations are without merit and will continue to vigorously contest the cases.

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

Name                       Position Held                               Age              Year Elected

Charles D. Morgan                   Chairman of the Board and           59               1972
                                    Company Leader

Rodger S. Kline                     Director and                        58               1975
                                    Company Operations Leader

James T. Womble                     Director and                        59               1975
                                    Client Services Leader

David J. Allen                      Client Services Leader              49               2000

Robert S. Bloom                     Company Financial Relations Leader  46               1992
                                    and Treasurer

R. Bruce Carroll                    Strategic Development Leader        57               2001

Cindy K. Childers                   Company Organizational              42               2001
                                    Development Leader

C. Alex Dietz                       Solutions and Products Leader       59               1979

Keith J. Henkel                     Solutions and Products Leader       41               2002

L. Lee Hodges                       Outsourcing and IT Services Leader  55               1998

J. Edward Horton                    Company Marketing Leader            38               2001

Jerry C. Jones                      Company Legal Leader                46               1999

Caroline Rook                       Company Financial Compliance Leader 44               2000

Jefferson D. Stalnaker              Company Financial Operations Leader 36               2002

Paul M. Williams                    Company Sales Leader                54               2000
_________________________

Mr. Morgan joined Acxiom in 1972.  He has been Chairman of the Board of Directors since 1975, and serves as
     Acxiom's Company Leader.  He is also a Director and past Chairman of the Board of the Direct Marketing
     Association.  In addition, he serves as a member and is the past Chairman of the Board of Trustees of
     Hendrix College.  He was employed by IBM Corporation prior to joining Acxiom. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

Mr. Kline serves as Acxiom's Operations Leader.  He joined Acxiom in 1973 and has served as a Director of the
     Company since 1975.  Mr. Kline holds a degree in electrical engineering from the University of Arkansas at
     Fayetteville, where for the past ten years he has served as Chairman of the College of Engineering Advisory
     Council.  Prior to joining Acxiom, Mr. Kline spent seven years with IBM Corporation and two years as an officer in the U.S. Army.

Mr. Womble joined Acxiom in 1974 and serves as a Director of the Company as well as one of Acxiom's Client
     Services Leaders.  Mr. Womble is also a director of Sedona Corporation.  Prior to joining Acxiom, he was employed by IBM Corporation.  He holds a degree in civil engineering from the University of Arkansas.

Mr. Allen joined Acxiom in 1997.  He currently serves as one of Acxiom's Client Services Leaders and is responsible for leading Acxiom's global development initiatives. Previously, he served as group leader in
     Acxiom's London office. Prior to joining Acxiom, he was employed by IBM and EDS.  Mr. Allen holds a bachelor's degree in biological sciences from the University of East Anglia (UK), where he graduated with honors.

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

Mr. Carroll joined Acxiom in 2000.  He currently serves as Strategic Development Leader.  Prior to joining
     Acxiom, he was Senior Vice President of R.L. Polk, where he managed Polk's data engineering and market analysis group of companies. Before its acquisition by Polk in 1996, he was President of Blackburn Marketing
     Services in Toronto, an information technology conglomerate which included Canadian-based Compusearch and
     US-based Carfax.  Prior to his nine years with Blackburn and Polk, Mr. Carroll was President/CEO of Claritas
     Inc. for ten years, based in Washington, D.C., then was Managing Director of Computerized Marketing
     Technologies in London.  He holds undergraduate and graduate degrees in history and economics at the
     University of Toronto.

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
     Dietz served as a senior-level officer of Acxiom and is presently one of Acxiom's Solutions and Products
     Leaders.  Mr. Dietz holds a degree in electrical engineering from Tulane University.

Mr. Henkel joined Acxiom in 1999 to help develop customer relationship management strategies for the Financial
     Services Organization.  He was responsible for the development of Solvitur4, Acxiom's real-time marketing solution.  Mr. Henkel presently serves as one of Acxiom's Solutions and Products Leaders. Prior to joining
     Acxiom, Mr. Henkel spent 17 years with Alltel Information Systems.  Most recently, he was responsible for
     Alltel's retail delivery and information warehousing products.  Prior to that, Mr. Henkel developed Alltel's enterprise architecture and built its client/server development capability. Mr. Henkel graduated from Rhodes
     College in 1983 with a bachelor's degree in economics and business administration.

Mr. Hodges joined Acxiom in 1998 and currently serves as Outsourcing and IT Leader for the Company.  Prior to
     joining Acxiom, he was employed for six years with Tascor, the outsourcing subsidiary of Norrell
     Corporation, most recently serving as a Senior Vice President.  Prior to that time, Mr. Hodges served in a number of engineering, sales, marketing and executive positions with IBM for 24 years.  Mr. Hodges holds a bachelor's degree in industrial engineering from The Pennsylvania State University.

Mr. Horton joined Acxiom in 1987.  He currently serves as Acxiom's Marketing Leader.  Prior to joining Acxiom, he was employed by Diversified Human Resources Group, most recently serving as a data processing consultant.
     Mr. Horton holds a bachelor's degree in data processing and quantitative analysis from the University of
     Arkansas and has completed New York University's Diploma Program in direct marketing.

Mr. Jones joined Acxiom in 1999 and currently serves as Legal Leader for the Company.  Prior to joining Acxiom, he was employed for 19 years as an attorney in private practice with the Rose Law Firm in Little Rock,
     Arkansas, representing a broad range of business interests.  Mr. Jones holds a degree in public administration and a law degree from the University of Arkansas.

Ms. Rook joined Acxiom in 2000 and currently serves as Financial Compliance Leader.  Prior to joining Acxiom, she was employed by Sterling Software, Inc. for eight years, most recently serving as group vice president of finance and administration of the Business Intelligence Group. Previously, Ms. Rook was a finance manager at
     Barclays Bank, PLC in England and a senior management consultant with Ernst & Whinney in Hong Kong.  Ms.
     Rook, a Fellow of the Institute of Chartered Accountants in England and Wales, holds a degree in computer sciences from the University of Manchester Institute of Science and Technology (UK).

Mr. Stalnaker currently serves as Acxiom's Financial Operations Leader. He joined the company in 1995 and during his tenure has served in a number of roles in the financial organization.  For the past four years, Mr.
     Stalnaker served as the financial leader of Acxiom's largest operating organization while also serving in a business development role for several key clients.  Prior to joining Acxiom, he was employed by the Arkansas
     Public Service Commission as a senior financial analyst.  Prior to that, Mr. Stalnaker worked for a regional public accounting firm located in Little Rock, Arkansas. He is a Certified Public Accountant and holds a degree in business administration in accounting from the University of Central Arkansas.

Mr. Williams joined Acxiom in 1989.  He currently serves as Company Sales Leader.  Prior to joining Acxiom, he held a number of positions within the information services and financial services industries, including
     Computer Associates International. Prior to that, he was a systems engineer for IBM.  Mr. Williams holds a degree in management from the University of Arkansas and is a graduate of the SMU Intermediate Banking
     School and the Stonier Graduate School of Bank Management. He also served four years in the United States
     Air Force.

There are no family relationships among any of Acxiom's executive officers and/or directors.

                                                      PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

The outstanding shares of Acxiom's Common Stock are listed and traded on the NASDAQ National Market and trade under the symbol ACXM.  The following table reflects the range of high, low and closing prices of Acxiom's Common
Stock as reported by Dow Jones & Company, Inc. for each quarter in fiscal 2002 and 2001.

Fiscal 2002                 High              Low
Fourth quarter              19.15             12.85
Third quarter               18.05              9.32
Second quarter              13.50              7.85
First quarter               19.87             10.89

Fiscal 2001                 High              Low
Fourth quarter              39.25             20.69
Third quarter               44.16             31.75
Second quarter              31.78             20.19
First quarter               32.13             25.25

As of May 10, 2002, the approximate number of stockholders of record was 2,280.

Acxiom has never paid cash dividends on its Common Stock.  We intend to retain future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.  In addition, our senior indebtedness limits our ability to declare and pay cash dividends.

The equity plan compensation information required by this Item appears under the heading "Equity Compensation
Plan Information " in Acxiom's 2002 Proxy Statement, which information is incorporated herein by reference.

Item 6.   Selected Financial Data

For information pertaining to Selected Financial Data of Acxiom, refer to page F-25 of the Financial Supplement, which is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-2 - F-22, which is incorporated herein by reference

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement and term note, which bear interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At March 31, 2002, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

Item 8.   Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F26 - F-61 , which information is incorporated herein by reference.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers" at the end of Part I of this Report.  The remaining information required by this Item appears under the captions "Proposals You May Vote On," "Information About the
Board of Directors," and "Section 16(a) Reporting Delinquencies" in Acxiom's 2002 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" in Acxiom's 2002 Proxy
Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item appears under the heading "Stock Ownership" in Acxiom's 2002 Proxy
Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item appears under the heading "Certain Transactions" in Acxiom's 2002 Proxy
Statement, which information is incorporated herein by reference.

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report:

     Financial Statements.

        The following consolidated financial statements of the registrant and its subsidiaries included in the
        Financial Supplement and the Independent Auditors' Reports thereof are incorporated herein by reference.
        Page references are to page numbers in the Financial Supplement.

                                                                                                 Page

        Consolidated Balance Sheets as of March 31, 2002 and 2001                       F-26

        Consolidated Statements of Operations for the years ended
        March 31, 2002, 2001 and 2000                                                   F-27

        Consolidated Statements of  Stockholders' Equity for the
        years ended March 31, 2002, 2001 and 2000                                       F-28

        Consolidated Statements of Cash Flows for the years ended
        March 31, 2002, 2001 and 2000                                                   F-29 - F-30

        Notes to Consolidated Financial Statements                                      F-31 - F-61

        Reports of Independent Public Accountants                                       F-23 - F-24

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
         incorporated herein by reference)

4(b)     Indenture dated as of February 6, 2002 between Acxiom Corporation and U.S. Bank National Association, as
         trustee, with Form of Security attached as Exhibit "A" for the 3.75% Convertible Subordinated Notes due
         2009 of Acxiom Corporation (previously filed as Exhibit 4 to Acxiom's Quarterly Report on Form 10-Q for
         the quarter ended December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

4(c)     Form of Indenture with Form of Note attached as Exhibit "A" for the 5.25% Convertible Subordinated Notes
         due 2003 of Acxiom/May & Speh, Inc. (f/k/a May & Speh, Inc.) (previously filed as Exhibit 4.1 to the
         Form S-3 Registration Statement of May & Speh, Inc., filed on February 19, 1998, Commission File No.
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

10(h)    Acxiom Corporation Leadership Team Compensation Plan (filed as Exhibit 10(h) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(i)    Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to
         Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No.
         0-13163, and incorporated herein by reference)

10(j)    General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2001,
         Commission File No. 0-13163, and incorporated herein by reference)

10(k)    Amended and Restated Credit Agreement dated as of January 28, 2002 among Acxiom Corporation and JPMorgan
         Chase Bank (successor in interest by merger to The Chase Manhattan Bank who was a successor in interest by merger to Chase Bank of Texas, National Association), as agent, and certain other lenders party thereto (previously filed as Exhibit 10(a) to Acxiom's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(l)    Term Credit Agreement dated as of September 21, 2001 between Acxiom Corporation and The Chase Manhattan
         Bank (previously filed as Exhibit 10(b) to Acxiom's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(m)    First Amendment to Term Credit Agreement dated as of January 28, 2002 between Acxiom Corporation and
         JPMorgan Chase Bank (successor in interest by merger to The Chase Manhattan Bank) (previously filed as
         Exhibit 10(c) to Acxiom's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001,
         Commission File No. 0-13163, and incorporated herein by reference)

10(n)    Participation Agreement dated as of October 24, 2000 (the "Participation Agreement") among Acxiom
         Corporation, the various parties thereto from time to time as the guarantors, First Security Bank,
         National Association, as the Owner Trustee under the AC Trust 2000-1, First Security Trust Company of
         Nevada, as Trustee under the AC Trust 2000-2, the various banks and other lending institutions which are parties thereto from time to time, as the holders, the various banks and other lending institutions which are parties thereto from time to time, as the lenders, Bank of America, N.A., as the agent for the lenders and respecting the Security Documents, as the agent for the lenders and the holders, to the extent of their interests ABN-AMRO Bank, N.V., as syndication agent  and Suntrust Bank, as documentation agent (previously filed as Exhibit 10(d) to Acxiom's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(o)    Lease Agreement dated as of October 24, 2000 between First Security Bank, National Association, as the
         Owner Trustee under the AC Trust 2000-1, as Lessor and Acxiom Corporation, as Lessee (previously filed as Exhibit 10(e) to Acxiom's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001,
         Commission File No. 0-13163, and incorporated herein by reference)

10(p)    Waiver and First Amendment to the Participation Agreement and certain operative agreements dated as of
         August 14, 2001 ((previously filed as Exhibit 10(f) to Acxiom's Quarterly Report on Form 10-Q for the
         quarter ended December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(q)    Second Amendment to the Participation Agreement and certain operative agreements dated as of
         September 14, 2001 (previously filed as Exhibit 10(g) to Acxiom's Quarterly Report on Form 10-Q for the
         quarter ended December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(r)    Third Amendment to the Participation Agreement and certain operative agreements dated as of
         September 21, 2001 (previously filed as Exhibit 10(h) to Acxiom's Quarterly Report on Form 10-Q for the
         quarter ended December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(s)    Fourth Amendment to the Participation Agreement and certain operative agreements dated as of January 28,
         2002 (previously filed as Exhibit 10(i) to Acxiom's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(t)    Form of Executive Security Agreement dated as of August 23, 2001, between Acxiom and the executive officers listed pursuant to Part III, Item 10 above

21       Subsidiaries of Acxiom

23(a)    Consent of KPMG LLP

23(b)    Consent of Arthur Andersen LLP

24       Powers of Attorney

99       Letter from Acxiom to the SEC with respect to representations received from Arthur Andersen LLP

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
o        Acxiom Corporation Leadership Team Compensation Plan
o        Acxiom Corporation Non-Qualified Deferred Compensation Plan
o        Acxiom Corporation U.K. Share Option Scheme
o        Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation

     (b) Reports on Form 8-K.

     On January 29, 2002, Acxiom filed a Report on Form 8-K reporting its announcement of a convertible debt offering.  On February 1, 2002, Acxiom filed a Report on Form 8-K reporting an increase in the size of the convertible debt offering and announcing the pricing thereof.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

                                                              ACXIOM CORPORATION

Date:  May 15, 2002                                           By:
                                                                       Catherine L. Hughes
                                                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

General Wesley K. Clark*            Director                                                     May 15, 2002
General Wesley K. Clark

Dr. Ann Hayes Die*                  Director                                                     May 15, 2002
Dr. Ann Hayes Die

William T. Dillard II*              Director                                                     May 15, 2002
William T. Dillard II

Harry C. Gambill*                   Director                                                     May 15, 2002
Harry C. Gambill

William J. Henderson*               Director                                                     May 15, 2002
William J. Henderson

Rodger S. Kline*                    Company Operations Leader                                    May 15, 2002
Rodger S. Kline                     and Director

Thomas F. McLarty, III*             Director                                                     May 15, 2002
Thomas F. McLarty, III

Charles D. Morgan*                  Chairman of the Board and                                    May 15, 2002
Charles D. Morgan                   Company Leader
                                    (Principal executive officer)

Stephen M. Patterson*               Director                                                     May 15, 2002
Stephen M. Patterson

Caroline Rook*                      Company Financial Compliance Leader                          May 15, 2002
Caroline Rook                       (Principal financial and accounting officer)

James T. Womble*                    Client Services Leader and Director                          May 15, 2002
James T. Womble

*By:     /s/ Catherine L. Hughes
         Catherine L. Hughes
         Attorney-in-Fact

                                           INDEX TO FINANCIAL SUPPLEMENT
                                           TO ANNUAL REPORT ON FORM 10-K
                                         FOR THE YEAR ENDED MARCH 31, 2002

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   F-2 - F-22

Reports of Independent Auditors                                         F-23 - F-24

Selected Financial Data                                                 F-25

Annual Financial Statements:

Consolidated Balance Sheets
 as of March 31, 2002 and 2001                                          F-26

Consolidated Statements of Operations
 for the years ended March 31, 2002, 2001 and 2000                      F-27

Consolidated Statements of Stockholders' Equity
 for the years ended March 31, 2002, 2001 and 2000                      F-28

Consolidated Statements of Cash Flows
 for the years ended March 31, 2002, 2001 and 2000                      F-29 - F-30

Notes to the Consolidated Financial Statements F-31 - F-61

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.
The core components of Acxiom's innovative solutions are Customer Data Integration ("CDI") technology, data content, database services, Information Technology ("IT") outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the
United States and in the United Kingdom ("U.K."), France and Australia.

Critical Accounting Policies

Financial Reporting Release No. 60 ("FRR 60") was released by the Securities and Exchange Commission ("SEC")
during December 2001. FRR 60 requires that all registrants include a discussion of critical accounting policies used in the preparation of financial statements. Note 1 to the audited consolidated financial statements includes a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements. Of those policies, we have identified the following as the most critical because they require management's use of complex and/or significant judgments:

Revenue Recognition - Revenues from services, including consulting, list processing and data warehousing, and from information technology outsourcing services, including facilities management contracts and hardware and certain other equipment, are recognized ratably over the service term of the contract. In certain multiple element arrangements, revenue is recognized on each element based on the objective evidence of the fair values of each element. If evidence of fair value does not exist for all elements of the arrangement, then all revenue for the multiple element arrangement is recognized ratably over the term of the agreement. In the case of certain long-term contracts, up-front fees earned are deferred and capital expenditures and start-up costs that are direct and incremental to obtaining the contract are capitalized and amortized on a straight-line basis over the service term of the contract, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements."
Whenever it is determined that such costs will not be recovered under a contract, the costs are written off. In certain outsourcing contracts, additional revenue is recognized based upon attaining certain annual margin improvements or cost savings over performance benchmarks as specified in the contracts. Such additional revenue is recognized when such benchmarks have been met. Additionally, if third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the service period unless fair value of the undelivered service element can be determined. The
Company evaluates revenue from the sale of hardware and equipment in accordance with the provisions of
Emerging Issues Task Force ("EITF") Abstract 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent," to determine whether such revenues should be recognized on a gross or a net basis over the term of the related service agreement.

Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist. Revenue from the licensing of data in which the
Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.

Revenues from the licensing of software are recognized in accordance with the American Institute of
Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software

Revenue Recognition, with Respect to Certain Transactions." SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license arrangement, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Generally, prior to April 1, 2001, revenue from the licensing of
AbiliTec software was recognized up front in accordance with SOP 97-2, as amended. Effective April 1,
2001, the Company made certain modifications to its standard software license agreements such that vendor-specific objective evidence is not attainable on many of its software license transactions entered into subsequent to that date. Accordingly, the Company now recognizes revenue from the licensing of its
AbiliTec software ratably over the term of the agreement unless the license is sold without support or other services.

Additionally, the Company earns revenue for the maintenance of its software, which provides for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to April 1, 2000, in accordance with SAB 101. Previously, the Company had recognized revenue from the licensing of data when the data was delivered using a percentage of completion method of accounting, based on the percentage of unique records delivered to the customer. Additionally, revenue from services and from information technology outsourcing services was recognized as such services were performed. The Company is now recognizing revenue in accordance with the policies stated above. The cumulative effect of the change on prior years resulted in a charge to earnings of $37.5 million, which is included in the Company's consolidated earnings for the year ended March 31, 2001. The effect of the change on the year ended March 31, 2001 was to decrease earnings before the cumulative effect of the change in accounting principle by $18.2 million ($.20 per diluted share). The Company recognized revenue of approximately $19 million in 2002 and approximately $29 million in 2001 that was included in the cumulative effect adjustment.

Software, Purchased Software Licenses and Research and Development Costs - The Company capitalizes software development costs incurred in connection with software development projects upon reaching technological feasibility in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.
86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed." Once
technological feasibility is established, costs are capitalized until the software is available for general release. Research and development costs incurred prior to establishing technological feasibility of software products are charged to operations as incurred. Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. The Company recorded amortization expense related to internally developed computer software of
$23.6 million in 2002, $19.9 million in 2001 and $10.3 million in 2000. Additionally, research and development costs associated with internally developed software of $17.8 million in 2002, $22.3 million in
2001 and $26.4 million in 2000 were charged to operations during those years.

Purchased software licenses include both capitalized future software obligations for which the liability is included in long-term debt and prepaid software. Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years. The Company recorded amortization of purchased software licenses of $19.5 million in 2002, $17.4 million in 2001 and $9.6 million in 2000.

Capitalized software, including both purchased and internally developed, are reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value. During
2002, the Company recorded a charge of $10.3 million for the write-down of certain of its purchased and internally developed software to net realizable value. (See further discussion of this write-down in note
2 to the consolidated financial statements.) At March 31, 2002, the Company's most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists.
However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.

Valuation of Long-Lived Assets and Goodwill - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset.
If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended March
31, 2002, in connection with the restructuring plan discussed in note 2 to the consolidated financial statements, the Company recorded a charge to earnings of $33.6 million for the loss associated with the sale and leaseback of certain computer equipment and the impairment of certain other equipment. At March
31, 2002, the Company believes that no further impairment exists with respect to its long-lived assets.
However, no assurance can be given by Company management that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions (see notes 3 and 5 to the consolidated financial statements). Under the provisions of SFAS No. 142, "Goodwill and other Intangible Assets," goodwill is no longer amortized, but is reviewed annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. As required by SFAS No. 142, the Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2001.
Accordingly, step two of the goodwill impairment test was not required. The Company is required under the provisions of SFAS No. 142 to perform an annual impairment test of its goodwill balances, which is expected to be performed as of the beginning of the Company's fiscal year. No assurance can be given by the Company that these additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company's goodwill balances are impaired.

Assets Under Operating Lease - The Company leases a substantial portion of its furniture and data processing equipment under third party leases. The Company evaluates these leases under SFAS No. 13,
"Accounting for Leases," as amended. The evaluation process includes making judgments regarding matters such as estimated useful life, fair market value of assets, and cost to remove assets at the end of the lease term. The majority of leases the Company has entered into in recent years have been accounted for as operating leases under SFAS No. 13. There can be no assurance that all future leases will meet the criteria for operating lease treatment. Leases that do not meet the criteria for operating lease treatment are required to be accounted for as capital leases, with the obligation and the underlying asset recorded on the balance sheet.

Allowance for Doubtful Accounts - The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used by the Company to determine the appropriate balance of its allowance for doubtful accounts is based on the accounts receivable aging categories. Balances that are deemed to be uncollectable are written off in the period in which the determination is made. The Company recorded bad debt expense of
$8.3 million in 2002, $3.6 million in 2001 and $2.3 million in 2000. While credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past, or that additional allowances might not be required during future periods.

Results of Operations

For the fiscal year ended March 31, 2002, the Company's revenue was $866.1 million. This represents a decrease of 14% compared to revenue of $1,009.9 million in fiscal 2001. Adjusting both years for divested operations, and adjusting 2001 for AbiliTec software revenue and the loss of Wards discussed below, the decrease in revenue was
2%. The decrease in revenue is principally due to the economic slowdown and its impact on the business this year. For 2001, the revenue increased 5% over fiscal 2000. Again adjusting for divested operations, AbiliTec software revenue, Wards and the retroactive application of SAB 101 in 2000, the increase would have been 14%.

The following table shows the Company's revenue by business segment for each of the years in the three-year period ended March 31, 2002 (dollars in millions):

                                                                                2002 to         2001 to
                                        2002            2001       2000         2001            2000
                                        -----           -----      -----        --------        --------
Services                                $633.4          $732.6     $675.1       - 14%          + 9%
Data and Software
 Products                                162.5           228.7      168.5       - 29            + 36
Information Technology
 Management                              220.4           223.4      194.9       - 1             + 15
Intercompany
 eliminations                           (150.2)         (174.8)     (74.0)      - 14            + 136
                                        ------          --------   -------      ---------       ----------
                                        $866.1          $1,009.9   $964.5       - 14%          + 5%
                                        ======          ========   =======      =========       ==========

The Services segment, the Company's largest segment, provides data warehousing, list processing and consulting services to large corporations in a number of vertical industries. Revenue for fiscal 2002 decreased for this segment by 14% from fiscal 2001. Fiscal year 2001 grew by 9% over fiscal 2000. Excluding divested operations and adjusting the prior years for the impact of the change in AbiliTec software revenue and the impact of SAB
101, the decrease for 2002 was 1% from 2001 and the increase for 2001 was 10% over 2000.

The Data and Software Products segment provides data content and software primarily in support of their customers' direct marketing activities. Data and Software Products segment revenue decreased 29% in 2002 from
2001 after increasing 36% between 2000 and 2001. Adjusting for divestitures, AbiliTec software revenue and the effect of SAB 101, 2002 increased 12% over 2001 and 2001 increased 60% from 2000. The increase in revenue as compared to the prior year amounts is primarily attributable to increased data and data license sales.
Additionally, the Data and Software Products segment provides a significant portion of its data content and software activities to customers of the Services and IT Management segments. For internal reporting purposes, these revenues are included in both segments and then adjusted through the intercompany elimination. As evidenced by the table above, Data and Software Products revenues from the Services and IT Management segments'
customers decreased 14% in 2002 after increasing 136% in 2001. Again adjusting on the same basis as described above, the intercompany elimination increased 60% in 2002 after increasing 85% in 2001.

The IT Management segment reflects outsourcing services primarily in the areas of data center, client server and network management. This segment's revenue decreased 1% in 2002 and grew 15% in 2001. Adjusting for divestitures, the loss of Wards as discussed below, AbiliTec software revenue and the retroactive impact of SAB
101, the increases were 11% in 2002 and 21% in 2001.

The following table presents the Company's operating expenses for each of the years in the three-year period ended March 31, 2002 (dollars in millions):

                                                                                  2002 to        2001 to
                                          2002         2001           2000          2001           2000
                                        ---------    ----------    ----------     ---------     -----------
                                        ---------    ----------    ----------     ---------     -----------

      Salaries and benefits              $ 325.1       $ 363.5       $ 361.8       -  11%         +  1%
      Computer, communications and
          other equipment                  245.2         186.0         151.8       +  32           + 22
      Data costs                           115.4         112.0         113.1       +   3           -  1
      Other operating costs and
          expenses                         153.6         211.5         173.9       -  27           + 22
      Gains, losses and nonrecurring
          items, net                        45.5          35.3            -        +  29             -
                                        ---------    ----------    ----------     ---------     -----------

             Total operating expenses    $ 884.8       $ 908.3       $ 800.6        -  3%         + 13%
                                        =========    ==========    ==========     =========     ===========

Salaries and benefits for the Company decreased by 11% from 2001 to 2002 after increasing 1% from 2000 to 2001.
After adjusting for divestitures, nonrecurring expenses, the loss of Wards and the impact of SAB 101, the decrease for 2002 was 6% after increasing 19% in 2001. The decrease during fiscal 2002 is primarily attributable to the work force reductions that were a component of the restructuring plan discussed below and certain mandatory and voluntary salary reductions effective April 2001. The Company's associates received stock options to offset these mandatory and voluntary salary reductions. The voluntary portion of the salary reduction was reinstated on April 1, 2002, and the involuntary portion of the salary reductions is currently scheduled to be reinstated during the second and third quarters of fiscal 2003, contingent upon the Company achieving certain performance targets. The net impact of reinstatement of the voluntary and involuntary salary reductions is expected to be approximately $16 million during fiscal 2003. The increase in 2001 over 2000 was generally due to headcount and normal salary increases to support the Company's revenue growth.

Computer, communications and other equipment costs increased 32% for 2002 and 22% for 2001. After adjusting for divestitures, nonrecurring items, the loss of Wards, and the impact of SAB 101, the increase for 2002 would have been 20% and the increase for 2001 would have been 27%. The increase for 2002 reflects increases in leased data processing equipment and software amortization, while the increase in 2001 reflects depreciation on capital expenditures and amortization of

software costs made to accommodate business growth, in particular the outsourcing business in the IT Management segment. Capitalized software, including purchased and internally developed, and data processing equipment is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate the carrying amount of the asset might not be recoverable. At March 31, 2002, the Company's most recent impairment analysis of its software and its data processing equipment indicates that no impairment exists. However, no assurance can be given that future analysis of the Company's capitalized software or its data processing equipment might not result in an impairment charge.

Data costs increased 3% from the prior year in 2002 and decreased 1% in 2001. Revenue from Allstate Insurance
Company ("Allstate"), historically the single largest driver of data costs, decreased 4% in 2002 compared to
2001, and increased 8% in 2001 from the previous year. The decrease in 2002 is more than offset by increases in data costs attributed to Infobase sales and other data products. The increase in Allstate revenue in 2001 is offset by decreases in other data costs incurred by the Company. As a result of changes in data requirements for
Allstate, the Company expects both its data revenues and the associated data costs for Allstate to decline in fiscal 2003.

Other operating costs and expenses decreased by 27% in 2002 after increasing 22% in 2001. After adjusting for divestitures, nonrecurring expenses, the loss of Wards, the impact of SAB 101, and the elimination of goodwill amortization in prior years, the decrease for 2002 was 24% after increasing 34% in 2001. The decrease in the current year is a result of lower hardware sales (down 43%). Other factors included lower travel and entertainment expenses (down 59%), office supplies (down 53%) and advertising (down 47%). The decline in these expenses during 2002 reflects initiatives taken during the current year to reduce the Company's cost structure.
These decreases were partially offset by an increase in bad debt expense of approximately $4.7 million, primarily in response to customer bankruptcies. The increase in other operating expenses in 2001 over 2000 is primarily the result of increased cost of sales associated with hardware (up 15%), along with increases in advertising (up
66%), travel and entertainment (up 25%), consulting (up 35%), and other facility costs (up 45%).

During 2002, the Company recorded gains, losses and nonrecurring items, net totaling $45.5 million as compared to a charge of $35.3 million during the prior year and none during 2000. The charge for fiscal 2002 consists of a
$45.3 million charge during the first quarter related to the restructuring plan discussed below, a net loss on the disposal of certain operations of $0.9 million discussed below, and an adjustment during the fourth quarter to certain of the restructuring accruals recorded earlier in fiscal 2002.

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") in reaction to the continued
economic slowdown and the related revenue impact. The Restructuring Plan included a seven percent workforce reduction; the sale-leaseback of certain computer equipment; and certain other asset impairments, adjustments and accruals (see note 2 to the consolidated financial statements). The aggregate amount of these Restructuring Plan charges recorded by the Company totaled $45.3 million (included in gains, losses and nonrecurring items, net for the year ended March 31, 2002) and consisted of a $31.2 million loss on the sale-leaseback of computer equipment;
$8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys. In addition, the Company recorded accelerated depreciation and amortization and other charges of $25.8 million on certain other assets that are no longer in service or were otherwise deemed impaired. The Company also incurred $18.4 million of expenses in the quarter that are not expected to recur.

The associate-related charges include payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions were eliminated.
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
Total amounts accrued in connection with this Restructuring Plan were $12.2 million, of which $10.3 million were paid out during the current year. During the fourth quarter of 2002, the Company revised certain estimates about the remaining Restructuring Plan obligations and, accordingly, reduced the remaining impairment accrual by $0.7 million.

During 2002, the Company completed the sale of three of its business operations (see note 4 to the consolidated financial statements for more detail). The gross proceeds from the sale of these operations were $15.1 million, consisting of cash of $6.8 million and notes receivable of $8.3 million. The Company recorded a net loss of $0.9 million, including an adjustment during the fourth quarter to reduce the previously recorded gain on the dispositions by $2.0 million. This net loss is included in gains, losses and nonrecurring items, net in the accompanying consolidated statements of operations. The net loss recorded by the Company reflects the write-off of $1.9 million of goodwill in accordance with SFAS No. 142.

During 2001, the Company recorded gains, losses and nonrecurring items, net totaling $35.3 million. Included in these charges were $34.6 million related to the bankruptcy of Wards. These charges consisted of approximately
$8.1 million for the write-down of property and equipment; $13.7 million of deferred contract costs; $5.3 million of pre-petition receivables; $3.5 million for the write-down of software; $2.3 million in ongoing contract costs and $1.7 million of other accruals. See note 2 to the consolidated financial statements for more information regarding the Wards write-downs.

Also included in the gains, losses and nonrecurring items, net for 2001 were a $39.7 million gain on the sale of the DataQuick operation in April 2000, a $3.2 million loss on the sale of the CIMS business unit, a $20.4 million write-down of the Company's remaining interest in the DMI operation, a $7.6 million write-down of campaign management software, a $6.3 million accrual to fund over-attainment incentives and $2.9 million in additional write-offs. See note 2 to the consolidated financial statements for additional information regarding these write-offs.

Total spending on capitalized software and research and development expense was $41.9 million in 2002 compared to
$58.9 million in 2001 and $63.7 million in 2000. Research and development expense was $17.8 million, $22.3 million and $26.4 million for 2002, 2001 and 2000, respectively. The Company's operations for fiscal 2001 were heavily impacted by investment in the AbiliTec software. The investment totaled approximately $79 million for
2001, including $25 million of capitalized software development, with the remaining $54 million being expensed as advertising, training, sales and marketing, research and development and the AbiliTec infrastructure.

The Company's income (loss) from operations for the year was a loss of $18.7 million as compared to income of
$101.6 million a year ago and $163.9 million in 2000. The operating margin was a negative 2% for 2002, 10% for
2001 and 17% for 2000. Adjusting for divestitures, AbiliTec software revenue, the loss of Wards, the retroactive impact of SAB 101, the nonrecurring expenses, and the elimination of goodwill amortization in the prior years, income from operations would have been $68.6 million for 2002, $60.6 million for 2001 and $101.2 million for
2000. The operating margins would have been 8%, 7% and 13% for 2002, 2001 and 2000, respectively.

Interest expense for the year of $28.5 million increased from $26.5 million last year reflecting higher average debt levels this year including increases in the revolving credit facility during the first and second quarters, the conversion of the equity forward contracts to a term note, and the issuance of $175 million of new convertible notes during the fourth quarter of 2002. The increase in interest expense as a result of the higher average debt level is partially offset by declines in the weighted average interest rates. Interest expense in
2001 increased $3.0 million over 2000 due to increased average debt level, including increases on the Company's revolving credit facility and increases in enterprise software license liabilities.

Other, net for 2002 includes write-downs on marketable and nonmarketable investments of $1.1 million. Other, net for 2001 includes a $6.2 million gain on the sale of the Company's investment in Ceres and a write-down on marketable and nonmarketable investments of $12.7 million, net of realized gains (see note 1 to the consolidated financial statements). The remainder of this category consists primarily of interest income on unbilled and notes receivable together with equity pickup on joint ventures. Other, net decreased from a loss of $3.8 million in 2001 to a loss of $3.3 million in 2002. Other, net for 2000 was income of $4.2 million, primarily comprised of interest income and equity pickup.

Earnings (loss) before income taxes were a loss of $50.5 million for the current year, compared to income of
$71.3 million in 2001 and $144.6 million in 2000. Adjusting for divestitures, AbiliTec software revenue, the loss of Wards, the retroactive impact of SAB 101, the nonrecurring expenses, and the elimination of goodwill amortization in the prior years, earnings before income taxes would have been $38.7 million for 2002, $36.8 million for 2001 and $80.7 million for 2000.

The Company's effective tax rate was 39.3% in 2002 compared to 38.5% in 2001 and 37.5% in 2000. In each year, the effective rate exceeded the U.S. statutory rate because of state income taxes, partially offset by research, experimentation and other tax credits. An adjustment was made in the fourth quarter of 2002 to increase the tax benefit related to certain losses recorded in the first quarter. The Company expects the tax rate to be in the
36% to 39% range in 2003.

In connection with the retirement of certain debt facilities from the proceeds of the convertible note offering in 2002, the Company recorded a charge for previously deferred debt issuance costs and for certain premiums paid in connection with this retirement of $1.3 million, net of related income tax benefit. This charge is reflected as an extraordinary item in the accompanying consolidated statement of operations in accordance with SFAS No. 4,
"Reporting Gains and Losses from the Extinguishment of Debt." Additionally, the Company implemented SAB 101 during 2001, retroactive to April 1, 2000. The cumulative effect of this change in accounting principle, net of related income tax benefit, was $37.5 million in that year.

Net income (loss) was a loss of $32.0 million for 2002, as compared to income of $6.4 million in 2001 and $90.4 million in 2000. Adjusting for divestitures, AbiliTec software revenue, the loss of Wards, the extraordinary item, the retroactive impact of SAB 101, the nonrecurring expenses, and the elimination of goodwill amortization in the prior years, net income was $23.5 million for both 2002 and 2001, as compared to $50.7 million for 2000.

During April 2001, the Company initiated a series of expense reduction and control measures. The most significant of these was a mandatory 5% pay reduction for most U.S. associates with the offer to take additional pay reductions of up to an additional 15%. Approximately 38% of associates volunteered for some amount of additional reduction. The Company's associates received stock options on a one-for-one basis for the 5%
mandatory pay reduction and on a two-for-one basis for any additional voluntary pay reductions. Share dilution as a result of these additional options was approximately 3%, which the Company believes will be more than offset by

the cost savings and increased productivity of virtually every Acxiom associate having a financial stake in the future of the Company.

Capital Resources and Liquidity

Working capital at March 31, 2002 totaled $182.6 million, compared to $138.1 million a year previously. At March
31, 2002, the Company had available credit lines of $175 million of which none was outstanding. The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 44% at March 31, 2002 compared to 37% at March 31, 2001. Also included in long-term debt are software license liabilities representing the present value of software license obligations payable over terms of up to seven years with several vendors.
These liabilities will be satisfied with scheduled payments that generally increase each year as the Company uses additional capacity. Excluding these software license liabilities, the Company's debt-to-capital ratio was 39%
at March 31, 2002. The increase for 2002 largely relates to the new $64.2 million term loan entered into in settlement of the pre-existing equity forward agreements and the $175 million of convertible debt issued during
February 2002. Included in long-term debt is $62.6 million and $115.0 million at March 31, 2002 and 2001, respectively, of 5.25% convertible debt for which the conversion price is $19.89 per share. The remainder of these notes were redeemed on April 1, 2002. Additionally, included in long-term debt at March 31, 2002 is $175 million of 3.75% convertible debt for which the conversion price is $18.25 per share. If the Company's common stock price increases above the conversion price of the 3.75% notes, this debt may be converted to equity. Total stockholders' equity has decreased to $510.9 million at March 31, 2002. The components of this decrease are detailed in the consolidated statement of stockholders' equity.

Cash provided by operating activities was $150.6 million for 2002, compared to $48.1 million for 2001 and $104.6 million for 2000. Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") of $127.2 million, excluding the impact of the gains, losses and nonrecurring items, net and excluding other non-cash write-offs and nonrecurring items, which are reported elsewhere in the consolidated statements of operations, decreased by 54% in 2002 after increasing by 3% in 2001 (after adjusting 2000 for the impact of the adoption of
SAB 101). EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flows and is used internally as a surrogate measure of cash provided by operating activities.

Operating cash flow was reduced by $19.1 million in 2002, $146.2 million in 2001 and $110.3 million in 2000, due to the net change in operating assets and liabilities. The decrease in 2002 primarily reflects a decrease in accounts payable and other liabilities. The decreases in 2001 and 2000 are primarily the result of increases in accounts and unbilled and notes receivable. Accounts receivable days sales outstanding ("DSO") was 63 days at
March 31, 2002, and 70 days at March 31, 2001.

Investing activities used $85.0 million in 2002, compared to $115.6 million in 2001 and $157.8 million in 2000.
Investing activities in 2002 included capitalized software development costs of $24.1, compared to $36.6 million in 2001 and $37.3 million in 2000. Capital expenditures were $14.9 million in 2002, compared to $61.9 million in
2001 and $99.2 in 2000. Cost deferrals were $48.1 million in 2002, compared to $49.6 million and $21.5 million in
2001 and 2000, respectively. Capitalized software development costs decreased in 2002 compared to the previous years due to leveraging investments made during recent years to develop the AbiliTec infrastructure. Capitalized software costs in 2002, 2001 and 2000 included approximately $9 million, $25 million and $19 million, respectively, related to the Acxiom Data Network and AbiliTec products. The remainder of the capitalized software includes software tools and databases developed for customers in all three segments of the business.
Capital expenditures, which are principally purchases of data center equipment to support the Company's outsourcing agreements, together with additional data center equipment in the Company's core data centers, have decreased each year due to measures the Company has put into place to control costs, as well as the Company's decision to generally lease equipment which is needed to support customers to better match cash inflows from customer contracts and cash outflows. Additionally, the Company has invested heavily in prior years to create the AbiliTec infrastructure now in place. Deferral of costs, which are primarily salaries and benefits and other third party costs incurred in connection with servicing customer contracts, decreased slightly from 2001 to 2002, but increased by $28.1 million from 2000 to 2001 as a result of increases in the number of customer service contracts entered into by the Company. These cost deferrals are being recognized in expense over the life of the related customer service agreement.

The Company has entered into certain synthetic operating lease facilities for computer equipment, furniture and an aircraft. These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. These synthetic operating lease arrangements provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements. Lease terms under the computer equipment and furniture facility range from three to seven years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. These synthetic operating leases better match inflows of cash from customer contracts to outflows related to lease payments. The Company's potential future purchase commitments, should it elect to purchase the equipment upon expiration of the initial term, are as follows: 2003, $10.2 million; 2004, $22.2 million; 2005, $5.5 million; 2006, $1.5 million and 2007,
$1.6 million.

The lease term under the aircraft facility expires in January 2010, with the Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve month period (with a nominal purchase price being paid at the expiration of the renewal period) or return the aircraft in the condition and manner required by the lease.

At March 31, 2002, the total amount drawn under these synthetic operating lease facilities was $177.5 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $76.0 million.

The Company has also entered into a real estate synthetic lease arrangement with respect to a facility under construction in Little Rock, Arkansas and land in Phoenix, Arizona. This synthetic lease arrangement provides the Company with more desirable pricing terms than other alternative construction financing options. Under the arrangement, the Company has agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions. The lessors have committed to fund up to a maximum of $45.8 million for the construction of the Little Rock building and acquisition of the land at both sites. At March 31, 2002, the remaining amount of the commitment available from the lessors was approximately
$13.1 million. The Little Rock building is expected to cost approximately $30 to $35 million, including interest during construction, and is expected to be completed in October 2002. The impact of the leasing arrangement is expected to reduce operating cash flow by approximately $3 million per year over the term of the lease, which will be offset by reductions in temporary leased facilities. At any time during the term of the lease, Acxiom may, at its option, purchase the land and building for a price approximately equal to the amount expended by the lessors. If the Company does not purchase the land and building, the Company has guaranteed a residual value of 87% of the land and construction costs or approximately $40 million at the end of the lease term.

The Financial Accounting Standards Board ("FASB") is considering the issuance of a proposed interpretation of
SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Under the provisions of the proposed interpretation, the Company may be required to record on its consolidated balance sheet the underlying real estate asset and the related debt associated with the real estate synthetic lease arrangement discussed above.
However, there would be no material impact on the Company's statement of operations or its net equity in the period of adoption under the proposed interpretation in its current form. No final interpretation has been released and the proposal may change prior to issuance in its final form. The Company will continue to monitor this proposed interpretation and the expected impact on its consolidated financial statements.

Investing activities also reflect cash paid for acquisitions of $5.3 million in 2002, $16.0 million in 2001 and
$33.0 million in 2000. Dispositions of assets in 2002 included cash proceeds from the sale of three of the
Company's business operations of $6.8 million, while 2001 includes cash proceeds of $55.5 million from the sale of DataQuick. Notes 3 and 4 to the consolidated financial statements discuss the acquisitions and dispositions in more detail. Investing activities also reflect cash payments of $7.9 million in 2002, $20.5 million in 2001 and $5.8 million in 2000 by the Company to fund its investments in joint ventures and other companies.
Investments made in the current year primarily include an additional advance of $4.4 million to the Company's joint venture in Australia and $1.7 million investment in USADATA.com, Inc. Investing activities in 2001 also include proceeds from the sale of certain marketable securities of $8.9 million that had been received in exchange for one of the Company's previous investments. The Company also received proceeds of $6.0 million in
2002 from the sale and leaseback transaction entered into in connection with the Restructuring Plan previously discussed (see note 2 to the consolidated financial statements for additional information). Proceeds received from sale and leaseback transactions in 2000 were $ 34.8 million.

Over the last three quarters of 2002, the Company has generated positive cash flows from operating activities totaling $190.0 million. Additionally, the Company had positive free cash flow (defined as cash flow from operating activities less cash used by investing activities) of $131.9 million, including approximately $9 million from the disposition of assets. Additionally, as a result of losses during 2002, the Company expects to recover during 2003 approximately $40 million of income tax payments previously made upon the filing of its March
31, 2002 income tax returns. The Company also expects to file amended tax returns for certain years prior to
2002. Estimated refunds to be received in 2003 from the filing of these amended tax returns should be approximately $1 million. The Company does not expect to pay any significant amounts of income taxes in 2003 due to the net operating loss and income tax credit carryforwards.

With respect to its joint venture investments in Australia and HealthCareProConnect, LLC, Acxiom has provided cash advances to fund losses and cash flow deficits of $4.8 million during 2002. Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these joint ventures become profitable. Acxiom may, at its discretion, discontinue providing financing to these joint ventures during future periods. In the event that Acxiom ceases to provide funding and these joint ventures have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these joint venture investments. Additionally, in the event that either of Acxiom's joint venture partners cease financial support of the joint venture, Acxiom may be required to either fund all future losses of the joint venture or to discontinue its financial support and record an impairment charge for the carrying amount of the joint venture investment ($8.8 million at March 31, 2002). The Company has also recorded an impairment charge on certain of its investments of $1.1 million, and it has recorded temporary impairment of certain of its

investments as a component of other comprehensive income (loss) in the amount of $1.1 million, net of the related income tax benefit of $0.7 million. In the event that further declines in the value of its investments continue, the Company may be required to record further temporary and/or "other than temporary" impairment charges of its investments. Moreover, the temporary impairment charge mentioned above may become "other than temporary" in the future, requiring the charge to be recorded in earnings.

On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment to Technology Investment Partners, LLC ("TIP") (see note 2 to the consolidated financial statements). Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment back from TIP for a period of thirty-six months. The Company received $2.0 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001 as discussed above. The remaining $13.5 million of the sales proceeds has been applied as a prepayment of the lease.
Included in property and equipment at March 31, 2002 is equipment of $14.7 million, net of accumulated depreciation and amortization, related to the assets under this leaseback arrangement. Additionally, the Company recorded a capital lease obligation in the amount of $5.6 million, representing the sales proceeds that must be repaid to TIP under the leaseback provision of this agreement.

Financing activities in the current year used $74.1 million, a large portion of which relates to net repayments of the Company's revolving credit facility, along with the retirement of $52.4 million of convertible debt, and
$25.7 million of senior notes. These repayments and retirements were made from the proceeds of the new convertible bond offering during February 2002 discussed below. The Company also paid $23.5 million in aggregate payments on certain equity forward contracts during the current year prior to the settlement of those contracts during September 2001 through a term note, payable in 2005. The equity forward contracts are discussed in further detail below. Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $11.4 million during 2002.

On February 6, 2002, the Company completed an offering of $160 million of 3.75% convertible subordinated notes due 2009. The initial purchasers had an option to purchase a maximum of $15 million additional principal amount of notes to cover over-allotments. This over-allotment was subsequently exercised so the Company had $175 million of notes outstanding at March 31, 2002 in connection with this debt issuance. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $18.25 per share.
The notes are also redeemable, in whole or in part, at the option of the Company at any time on or after February
17, 2005 at a redemption premium. The holders of the notes also have the option to require the Company to repurchase the notes, at 100% of the principal amount, on February 15, 2007. The net proceeds to the Company of approximately $169.2 million (after deducting underwriting discounts and commissions and estimated offering expenses) were used to repay $25.7 million of the 6.92% senior notes payable ("6.92% Notes") and to redeem the
$115 million of existing 5.25% convertible subordinated notes due in 2003 ("5.25% Notes"). During February and
March 2002, the Company repurchased $52.4 million of the 5.25% Notes in the open market. The remaining $62.6 million of the 5.25% Notes were retired on April 1, 2002. The Company also recorded an extraordinary item, net of tax, of $1.3 million associated with the redemption of the 5.25% Notes and the 6.92% Notes (see note 8 to the consolidated financial statements).

Simultaneous with the offering of the convertible subordinated notes discussed above, the Company entered into an agreement to amend and restate its revolving credit facility whereby the committed amount available under the revolver was reduced from $265 million to $175 million. Borrowings under the revolving credit facility bear interest at LIBOR plus 2.25%, or at an alternative base rate plus 0.75% or at the Federal funds rate plus 1.75%, depending upon the type

of borrowing. At March 31, 2002, there were no borrowings outstanding under this revolving credit facility. All subsequent borrowings under this credit facility are secured by substantially all of the Company's assets and are due January 2005. As a result of the payment of the remaining $62.6 million of the 5.25% Notes on April 1, 2002, as discussed above, the Company's revolving credit facility balance was $54.4 million as of May 10, 2002.

Financing activities in 2001 provided $58.0 million, the majority of which related to proceeds received from advances on the Company's revolving credit facility. The Company also paid $6.7 million on equity forward contracts and repurchased $7.5 million of its common stock in the open market. Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $26.1 million during 2001.

Financing activities in 2000 provided $64.6 million, including the sale of stock by the Company in a secondary offering which generated approximately $51.3 million in cash, along with sales of stock through the Company's stock option and employee stock purchase plans of $33.7 million. The Company also repaid approximately $20.4 million of long-term debt during 2000.

During 2000 and 2001, the Company had entered into three equity forward purchase agreements with a commercial bank under which the Company would purchase 3.7 million shares of its common stock for a total notional amount of
$83.8 million. The Company had accounted for these forward contracts as permanent equity under the consensus of
EITF Abstract 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a
Company's Own Stock." During April 2001, prior to the settlement of the equity forward contracts discussed below, the Company paid $22.5 million to reduce the notional amounts under the contracts to $64.2 million. On
September 21, 2001, the Company executed an agreement for the settlement of the equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility. The borrowings under this term loan bear interest, payable semiannually, at LIBOR plus 3.75% or an alternative base rate depending upon the type of borrowing. At March 31, 2002, the interest rate under this facility was 5.61%. These borrowings under this facility are secured by substantially all of the Company's assets. The entire principal amount outstanding under this term loan is due November 30, 2005. The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying consolidated financial statements. The Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts as of March 31, 2002.

In connection with the construction of certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the
Company has guaranteed loans for the buyers of the assets. The aggregate amount of the guarantees at March 31,
2002 was $5.7 million. The Company has not recorded any of the guarantee obligations or the underlying assets in the accompanying consolidated financial statements.

The following table presents  Acxiom's  contractual  cash  obligations  and purchase  commitments at March 31, 2002
(dollars in thousands):

                                                     For the years ending March 31,
                       -------------------------------------------------------------------------------------------
                         2003         2004          2005         2006         2007       Thereafter      Total
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Long-term debt (1)     $ 23,274      $ 82,894     $ 18,617     $ 75,263     $ 13,281     $ 206,795     $ 420,124

                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Synthetic airplane        1,378         1,378        1,378        1,378        1,378         5,167        12,057
  lease
Synthetic equipment
  and furniture          41,572        25,008        7,279        1,293          607           304        76,063
  leases
Synthetic real
  estate lease            1,500         3,000        3,000        1,500           -            -         9,000
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Total synthetic          44,450        29,386       11,657        4,171        1,985         5,471        97,120
     leases

Equipment operating
  leases                  8,927         6,991        4,348        1,124          174             -        21,564
Building operating
  leases                 11,046         9,717        8,084        7,690        7,690        45,967        90,194
Partnerships
  building leases         2,414         2,389        2,140        2,084        2,084         4,382        15,493
Related party
  airplane lease            902           902          902          902          902         2,707         7,217
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Total lease payments     67,739        49,385       27,131       15,971       12,835        58,527       231,588

Operating software
  license obligations    16,353        11,389        4,415        4,235            -             -        36,392
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Total operating
  lease and software
  license obligations    84,092        60,774       31,546       20,206       12,835        58,527       267,980
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Total contractual
  cash obligations     $107,366      $143,668     $ 50,163     $ 95,469     $ 26,116     $ 265,322     $ 688,104
                       =========     ========     =========    =========    =========    ==========    ===========

Purchase commitment
  on synthetic
  airplane lease             -            -           -           -            -            4,398         4,398
Purchase commitments
  on synthetic
  equipment and
  furniture leases       10,243        22,246        5,489        1,515        1,626         -           41,119
Purchase commitment
  on synthetic real
  estate lease              -           -            -           45,800          -           -          45,800
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
                       ---------     --------     ---------    ---------    ---------    ----------    -----------

Total purchase
  commitments           $10,243       $22,246       $5,489      $47,315       $1,626        $4,398       $91,317
                       =========     ========     =========    =========    =========    ==========    ===========

(1)   The scheduled  payments of long-term  debt for 2004 includes the remaining  amount of the 5.25% Notes.  These
      5.25%
      Notes were repaid April 1, 2002, and refinanced on a long-term basis through the revolving credit facility.

The synthetic lease term for the aircraft expires in January 2010, with the company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. The purchase commitment on the synthetic airplane lease assumes the lease terminates and is not renewed, and the Company elects to purchase the aircraft.

The related party airplane lease relates to an aircraft leased from a business partially owned by an officer.
See note 13 to the consolidated financial statements. The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $6.4 million at March
31, 2002) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment and furniture leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets. The purchase commitment on the synthetic real estate lease assumes the Company elects to purchase the building from the lessor at the end of the original lease term.
The Company also has the option to renew the lease for two one-year periods, or to allow the lessor to sell the building.

The following table shows certain other contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2002 (dollars in thousands):

             Residual value guarantee on the synthetic
                 real estate lease                                           $  40,000
             Guarantees on certain partnership and
                 other loans                                                     5,733
             Outstanding letters of credit                                      10,658
                                                                           ===============

The total loans of the partnerships and other loans, of which the Company guarantees the portion noted above, are
$14.3 million.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business. It should be noted, however, that the Company has spent considerable capital over the last two years building the AbiliTec infrastructure. It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows. In some cases, the Company also sells software and hardware to customers. In the current year, the Company changed its policy of charging for these sales under extended payment terms or notes receivable collectible generally over three years to up-front payment by the customer. Subsequently, the up-front expenditures of cash, which were repaid over the life of the agreement, are being matched by up-front cash receivable from the customer. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets. We believe that our existing available debt and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. The Company also evaluates acquisitions from time to time, which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary as a result of any material variance of our operating results from our projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of other debt or equity securities. However, no assurance can be given that the Company would be able to obtain funding through the issuance of other debt or equity securities at terms favorable to the
Company, or that such funding would be available.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain its earnings to provide funds for its business and for the expansion of its business. Thus, it does not anticipate paying cash dividends in the foreseeable future.

Seasonality and Inflation

Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation during recent years through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale, certain cost cutting measures put in place during the current year, and other

operational efficiencies. The Company has established a pricing policy for long-term contracts, which provides for the effects of expected increases resulting from inflation.

The Company's operations have not proven to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters. In order to minimize the impact of these fluctuations, the Company continues to move toward long-term strategic partnerships with more predictable revenues. Revenues under long-term contract (defined as two years or longer) were 80%, 70%
and 62% of consolidated revenues for 2002, 2001 and 2000, respectively.

Acquisitions

In fiscal 2000, the Company acquired Horizon Systems, Inc., Computer Graphics of Arizona, Inc. ("Computer
Graphics"), Access Communication Systems, Inc. and Litton Enterprise Solutions. Computer Graphics was accounted for as a pooling-of-interests and the remaining acquisitions were accounted for as purchases. In fiscal 2001, the Company acquired MCRB Service Bureau, Inc. and Data Dimension Information Services, Inc., both of which were accounted for as purchases. In fiscal 2002, the Company acquired certain customer relationship management operations of TransUnion, LLC ("TransUnion"), which was accounted for as a purchase. See note 3 to the consolidated financial statements for more information regarding these acquisitions.

Dispositions

As discussed more fully in note 4 to the consolidated financial statements, during 2002, the Company completed the sale of three of its business operations. Gross proceeds from the sale of these operations were $15.1 million, consisting of cash of $6.8 million and notes receivable of $8.3 million. The Company recorded a net loss of $0.9 million, including an adjustment during the fourth quarter to reduce the previously recorded gain on the dispositions by $2.0 million. This net loss is included in gains, losses and nonrecurring items, net in the accompanying consolidated statements of operations. The net loss recorded by the Company reflects the write-off of $1.9 million of goodwill (see note 5 to the consolidated financial statements) as required under the provisions of SFAS No. 142.

Also, effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited
Liability Company ("LLC") to certain management of its Acxiom/Direct Media, Inc. business unit ("DMI"). During fiscal 2001, the Company completed the sale of its remaining interest in DMI. As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest. The
Company also committed to complete the development of a computer system for the DMI business unit.

At March 31, 2002 notes receivable associated with these dispositions of $17.9 million are included in unbilled and notes receivable in the accompanying consolidated financial statements.

Other Information

During the year ended March 31, 2002, the Company had one customer, Allstate Insurance Company, which accounted for $87.8 million (10.1%) of revenue. No single customer accounted for more than 10% of revenue during the years ended March 31, 2001 and 2000.

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide TransUnion with various data center

designated by TransUnion to be elected to Acxiom's board of directors. TransUnion designated its CEO and
President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at the 1996 and 1999 annual stockholders meetings, and is a nominee for director at the 2002 annual meeting. Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by TransUnion to be elected to Acxiom's board of directors. In addition to Mr. Gambill,
TransUnion designated Robert A. Pritzker, an executive officer of Marmon Industrial Corporation, who was appointed to fill a newly created position on Acxiom's board of directors in October 1994. Mr. Pritzker was elected to serve a three-year term at the 1995 annual meeting and was elected to serve a second three-year term at the 1998 annual meeting. Mr. Pritzker resigned from the board in May 2000, to attend to other business obligations. While these undertakings by Acxiom are in effect until the end of the current term of the agreement
(2005), Acxiom has been notified that TransUnion does not presently intend to designate another individual to serve as director. During the years ended March 31, 2002, 2001 and 2000, Acxiom received approximately $50.6 million, $58.2 million and $84.5 million, respectively, in revenue from TransUnion. All revenues received from
TransUnion have been in accordance with the pricing terms established under the agreement.

Effective April 1, 2002, Acxiom and TransUnion entered into a marketing joint venture that will serve as a sales agent for both parties for certain existing mutual clients. The purpose of the joint venture is to provide these joint clients with leading-edge solutions that leverage the strengths of both parties. Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and TransUnion, as well as any new products and services that may be agreed upon. The parties have agreed to share equally the aggregate incremental increase (or decrease) in revenue and direct expenses generated from any client supported by the joint venture. If either party determines that its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred. We do not expect any material incremental impact to our operating results from this joint venture in fiscal 2003.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Acxiom, Ltd., the Company's U.K. business, provides services primarily to the U.K. market, which are similar to the traditional direct marketing industry services the Company provides in the United States ("U.S."). In addition, Acxiom, Ltd. also provides promotional materials handling and response services to its U.K. customers.
Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. The U.K. operation generally funds its own operations and capital expenditures, although the Company occasionally advances funds from the U.S. to the U.K. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the U.K. financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). There are no restrictions on transfers of funds from the U.K.

Efforts are continuing to expand the services of Acxiom to customers in Europe and the Pacific region.
Management believes that the market for the Company's services in such locations is largely untapped. To date the Company has had no significant revenues or operations outside of the U.S. and the U.K., although the Company has offices in France and Japan, and is involved in a

joint venture in Australia. The Company's U.K. operations had a net loss of $2.1 million in fiscal 2002, compared to a loss of $0.5 million in fiscal 2001 and profits of
$5.1 million in fiscal 2000. The losses primarily reflect investments made in the U.K. to build their AbiliTec and InfoBase infrastructure.

New Accounting Pronouncements

During June 2001, the FASB issued SFAS No. 141, "Business Combinations," which replaces Accounting Principles
Board ("APB") Opinion No. 16, and issued SFAS No. 142, which replaces APB Opinion No. 17 and amends SFAS No.
121. Under the provisions of SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for by the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited.

Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is discontinued. However, an impairment analysis must be performed for these intangible assets, at least annually, with any impairment recorded as a charge to earnings during the period in which the impairment test is completed. The Company has elected to early adopt the provisions of SFAS No. 142 and has discontinued the amortization of its goodwill balances effective April 1, 2001, resulting in a decrease in the net loss of $7 million ($0.08 per diluted share) for the year ended March 31, 2002. Other acquired intangible assets, including the amortization thereof, was not material for any of the periods presented. As required by
SFAS No. 142, the Company has completed part one of a two-part impairment analysis of its goodwill and has determined that no potential impairment of its goodwill exists as of April 1, 2001. Accordingly, step two of the goodwill impairment test associated with the initial implementation of SFAS No. 142 is not applicable. However, additional impairment testing of the Company's goodwill may be required during future periods should circumstances indicate that the Company's goodwill balances might be impaired. Additionally, the Company will have to complete annual testing of its goodwill balance in accordance with SFAS No. 142 to determine whether any possible impairment exists. Such annual impairment testing is expected to be performed at the beginning of the
Company's fiscal year.

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

In November 2001, the FASB issued a staff announcement regarding expense reimbursements that was codified as
Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses
Incurred." The provisions of Topic D-103 require that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement and should be applied in financial reporting periods beginning after December 15, 2001, with reclassification of prior periods. Acxiom adopted the accounting guidance of Topic D-103 during the fourth quarter of its fiscal year ended March 31, 2002. The impact of adoption of Topic D-103 was not material to the Company's statement of operations for the current quarter or for the current fiscal year. Accordingly, prior years have not been restated, as the impact on such prior periods was not material.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13, and Technical Corrections." Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.

Forward-looking Statements

This document and other written reports and oral statements made from time to time by us and our representatives contain forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as "anticipate,"
"estimate," "plan," "expect," "believe," "intend," "foresee," and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include but are not limited to the following:

o        the complexity and uncertainty regarding the development of new high technologies;

o        the possible loss of market share through  competition  or the acceptance of our  technological  offerings on a less rapid basis than expected;

o        the  possibility  that economic or other  conditions  might lead to a reduction in demand for our products and services;

o        the possibility that the current economic  slowdown may worsen and/or persist for an unpredictable  period of time;

o        the possibility that economic conditions will not improve as rapidly as expected;

o        the possibility that significant customers may experience extreme, severe economic difficulty;

o        the possibility that sales cycles may lengthen;

o        the  continued  ability to attract  and retain  qualified  technical  and  leadership  associates  and the possible loss of associates to other organizations;

o        the ability to properly motivate our sales force and other associates;

o        the ability to achieve cost reductions and avoid unanticipated costs;

o        the continued availability of credit upon satisfactory terms and conditions;

o        the introduction of competent, competitive products, technologies or services by other companies;

o        changes in consumer or business information industries and markets;

o        our  ability  to protect  proprietary  information  and  technology  or to obtain  necessary  licenses  on commercially reasonable terms;

o        the difficulties encountered when entering new markets or industries;

o        changes in the  legislative,  accounting,  regulatory  and consumer  environments  affecting our business, including but not limited to litigation,  legislation,  regulations and customs relating to our ability to collect, manage, aggregate and use data;

o        the  possibility  that data  suppliers  might  withdraw data from us,  leading to our inability to provide certain products and services;

o        the effect of our  short-term  contracts on the  predictability  of our revenues or the  possibility  that customers may cancel or modify their agreements with us;

o        the possibility that the amount of ad hoc project work will not be as expected;

o        the potential loss of data center capacity or interruption of telecommunication links or power sources;

o        postal rate increases that could lead to reduced volumes of business;

o        the potential disruption of the services of the United States Postal Service;

o        the successful integration of acquired businesses and strategic alliances;

o        with  respect to the  providing  of products or services  outside our primary  base of  operations  in the
         United  States,  all of the above  factors and the  difficulty  of doing  business  in numerous  sovereign jurisdictions due to differences in culture, laws and regulations; and

o        other competitive factors.

In light of these risks, uncertainties and assumptions, we caution readers not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheet of Acxiom Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Acxiom Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the
United States.
As stated in note 1 to the consolidated financial statements, effective April 1, 2001, the Company adopted Statement of Financial
Accounting Standard No. 142, "Goodwill and Other Intangible Assets" and ceased amortization of its goodwill.

As stated in note 1 to the consolidated financial statements, effective April 1, 2000, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue
Recognition in Financial Statements."

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
May 6, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders Acxiom Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Acxiom Corporation and subsidiaries for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,
s well  as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Acxiom Corporation and subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Dallas, Texas
May 2, 2000, except as to note 20
which is as of June 7, 2001

SELECTED FINANCIAL DATA

Years ended March 31,                                                       2002          2001         2000         1999          1998

Earnings Statement Data:

Revenue                                                            $      866,110     1,009,887       964,460     754,057       592,329

Net earnings (loss) before extraordinary
                   item and cumulative
                   effect of change in accounting
                   principle                                       $       30,693)        43,867       90,363     (15,142)       47,155

Extraordinary item                                                 $       (1,271)         -             -            -            -

Cumulative effect of change in accounting
                    principle
                                                                   $         -           (37,488)        -            -            -

Net earnings (loss)                                                $      (31,964)         6,379       90,363     (15,142)       47,155

Basic earnings (loss) per share:
  Before extraordinary item and cumulative effect of
  change in accounting principle                                   $        (0.35)          0.50         1.06       (0.19)         0.64

  Extraordinary item                                               $        (0.01)           -             -            -            -

  Cumulative effect of change in accounting principle              $          -            (0.43)          -            -            -

  Net earnings (loss)                                              $        (0.36)          0.07          1.06       (0.19)         0.64

Diluted earnings (loss) per share:
  Before extraordinary item and cumulative effect of
  change in accounting principle                                   $        (0.35)          0.47          1.00        (0.19)        0.58

  Extraordinary item                                               $        (0.01)            -             -            -            -

  Cumulative effect of change in accounting principle              $          -            (0.40)           -            -            -

  Net earnings (loss)                                              $        (0.36)          0.07          1.00        (0.19)        0.58

Pro forma Earnings Statement Data, assuming
  accounting change is applied retroactively:

Revenue                                                            $      866,110      1,009,887        901,925     741,124      592,329

Net earnings (loss) before extraordinary item                      $      (30,693)        43,867         60,038     (22,305)      47,155

Basic earnings (loss) per share                                    $        (0.36)          0.50           0.71       (0.29)        0.64

Diluted earnings (loss) per share                                  $        (0.36)          0.47           0.67       (0.29)        0.58

March 31,                                                                  2002          2001         2000         1999          1998
Balance Sheet Data:

Current assets                                                     $      360,225        352,447      340,046     301,999       294,704

Current liabilities                                                $      177,670        214,320      180,008     167,915        84,201

Total assets                                                       $    1,156,834      1,232,725    1,105,296     889,800       681,634

Long-term debt, excluding
  current installments                                             $      396,850        369,172      289,234     325,223       254,240

Stockholders' equity                                               $      510,931        616,448      587,730     357,773       308,225

(In thousands, except per share data.)

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND 2001

 (Dollars in thousands)

ASSETS                                                                                          2002                   2001
Current assets:                                                                              -------                --------
  Cash and cash equivalents                                                                   $5,676                $14,176
  Trade accounts receivable, net (note 9)                                                    185,579                196,107
  Deferred income taxes (note 12)                                                             48,716                 36,211
  Refundable income taxes                                                                     41,652                   -
  Other current assets                                                                        78,602                105,953
                                                                                             -------                --------
     Total current assets                                                                    360,225                352,447
Property and equipment, net of accumulated depreciation and amortization (note 7)
                                                                                             181,775                245,340

Software, net of accumulated amortization of $35,793 in 2002 and $37,988 in 2001
(note 6)                                                                                      61,437                63,906

Goodwill (note 5)                                                                            174,655               172,741

Purchased software licenses, net of accumulated amortization of $85,152 in 2002 and
$65,662 in 2001 (note 6)                                                                     169,854               168,673

Unbilled and notes receivable, excluding current portions                                     40,358                71,735

Deferred costs                                                                               125,843               108,928

Other assets, net                                                                             42,687                48,955
                                                                                             -------               --------

                                                                                          $1,156,834            $1,232,725
                                                                                          ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 8)                                            $23,274               $31,031
  Trade accounts payable                                                                      29,472                68,882
  Accrued expenses:
    Merger, integration and impairment costs (note 2)                                          3,022                 3,215
    Payroll                                                                                   17,612                18,467
    Other                                                                                     43,176                49,767
  Deferred revenue                                                                            61,114                31,273
  Income taxes                                                                                   -                  11,685
                                                                                             -------                ------

    Total current liabilities                                                                177,670               214,320
Long-term debt, excluding current installments (note 8)                                      396,850               369,172
Deferred income taxes (note 12)                                                               71,383                32,785
Commitments and contingencies (notes 2, 8, 10, 13 and 17)
Stockholders' equity (note 11)
  Common stock                                                                                 8,734                 9,055
  Additional paid-in capital                                                                 281,355               351,921
  Retained earnings                                                                          231,791               263,755
  Accumulated other comprehensive loss                                                       (8,609)               (5,996)
  Treasury stock, at cost                                                                    (2,340)               (2,287)
                                                                                             -------                ------

      Total stockholders' equity                                                            510,931               616,448
                                                                                             -------                ------

                                                                                          $1,156,834            $1,232,725
                                                                                          ==========            ==========
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 31, 2002, 2001 AND 2000

 (Dollars in thousands except per share amounts)

                                                                                 2002               2001         2000
                                                                              -------            --------       -------
Revenue (notes 13 and 14)                                                     $866,110          $1,009,887     $964,460
                                                                              --------           ---------     --------

Operating costs and expenses (notes 6, 13 and 15):
  Salaries and benefits                                                        325,135             363,463      361,768
  Computer, communications and other equipment                                 245,114             185,950      151,816
  Data costs                                                                   115,426             112,019      113,083
  Other operating costs and expenses                                           153,620             211,500      173,909
  Gains, losses and nonrecurring items, net (note 2)
                                                                                45,534              35,330         -
                                                                               --------           ---------     --------

    Total operating costs and expenses                                         884,829             908,262       800,576
                                                                               --------           ---------     --------

    Income (loss) from operations                                              (18,719)            101,625       163,884
                                                                               --------           ---------     --------

Other income (expense):
  Interest expense                                                             (28,532)            (26,513)     (23,532)
  Other, net (note 4)                                                           (3,275)             (3,780)       4,225
                                                                               --------           ---------     --------
                                                                               (31,807)             (30,293)     (19,307)
                                                                               --------           ---------     --------

Earnings (loss) before income taxes, extraordinary item and
  cumulative effect of change in accounting principle                          (50,526)              71,332      144,577

Income taxes (note 12)                                                         (19,833)              27,465       54,214
                                                                               --------           ---------     --------
                                                                               --------           ---------     --------

Earnings (loss) before extraordinary item and cumulative
  effect of change in accounting principle                                     (30,693)              43,867        90,363

Extraordinary item, net of income tax benefit of $821 (note 8)                  (1,271)                -             -

Cumulative effect of change in accounting principle, net of
   income tax benefit of $21,548                                                   -                (37,488)         -
                                                                                --------           ---------     --------
   Net earnings (loss)                                                        $(31,964)               6,379        90,363
                                                                                ========           =========     =========

                                                                               Basic earnings (loss) per share:
  Earnings (loss) before extraordinary item and cumulative
     effect of change in accounting principle                                   $(0.35)               $0.50         $1.06

  Extraordinary item                                                             (0.01)                  -             -

  Cumulative effect of change in accounting principle                              -                  (0.43)           -
                                                                                --------           ---------     --------

  Net earnings (loss)                                                           $(0.36)               $0.07          $1.06
                                                                                ========           =========     =========

Diluted earnings (loss) per share:
  Earnings (loss) before extraordinary item and cumulative
     effect of change in accounting principle                                   $(0.35)               $0.47          $1.00

  Extraordinary item                                                             (0.01)                  -             -

  Cumulative effect of change in accounting principle                              -                 (0.40)            -
                                                                                 --------           ---------      --------

  Net earnings (loss)                                                           $(0.36)               0.07           $1.00
                                                                                 ========           =========      ========

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MARCH 31, 2002, 2001 AND 2000

 (Dollars in thousands)

                               Common Stock
                               ------ -----
                                                                                                 Accumulated
                               Number                                               other          Treasury     Stock Total
                               of                Additional Comprehensive           comprehensive  --------   -----   stockholders'
                               shares     Amount paid-in    income (loss)  Retained income (loss)  Number     Amount  equity
                                                 capital    (note 19)      earnings (note 19)      of shares          (note 11)
                               ------     ------ ---------- -------------  -------- -------------  ---------- ------  -------------
Balances at March 31, 1999   81,064,416   $8,106  $186,011                 $167,013       $(324)    (732,271) $(3,033)   $357,773

Sale of common stock          4,684,714     468     78,072           -         -           -            -         -        78,540

Tax benefit of stock options
 and warrants exercised
 (note 12)                       -          -       15,921           -         -            -           -          -       15,921

Issuance of warrants              -          -       1,100           -         -            -         257,883   275        1,100

Employee stock awards and
 shares issued to employee        42,962      5      6,150           -         -            -           -        -         6,430
 benefit plans

Conversion of debt and         2,000,000     200     26,881          -         -            -           -        -        27,081
 accrued interest to stock

Purchase of subsidiaries for
 stock (note 3)                  465,546      47     10,299           -        -              -           -        -        10,346

Purchase of land for stock         54,450      5       1,295          -        -              -           -        -         1,300

Comprehensive income:
 Foreign currency  translation     -            -          -        (971)      -            (971)         -        -         (971)
 Unrealized depreciation on
   marketable securities           -            -          -        (153)      -            (153)         -        -         (153)
   Net earnings                    -            -          -       90,363    90,363           -           -        -         90,363
                                 ---------- ---------- ---------- ---------- ---------- -------------- ---------- ---------- ------

      Total comprehensive                                         $ 89,239
        income                                                    ========

Balances of March 31, 2000       $88,312,088 $ 8,831   $ 325,729              $ 257,376    $  (1,448)   (474,388) $(2,758) $587,730

Tax benefit of stock options
and warrants exercised (note
12)                                 -           -          8,001       -           -           -          -        -        8,001

Issuance of warrants                -           -            220       -           -           -          -        -        220

Employee stock awards and
 shares issued to employee
 benefit plans                  2,245,126     225       25,229        -            -            -      305,890      471      25,925

Purchase of subsidiaries
 for stock
 (note 3)                        275,862      28        6,869         -            -            -        -         -          6,897

Payments on equity forward
contracts (note 11)               -          -          (6,678)       -            -            -        -         -        (6,678)

Purchase of treasury stock        -          -           -            -            -            -     (287,500)    (7,478)  (7,478)

Retirement of treasury stock    (287,500)    (29)       (7,449)       -            -            -      287,500      7,478       -

Comprehensive income:
 Foreign currency
 translation                      -          -          -            (4,701)       -           (4,701)    -         -       (4,701)

 Unrealized depreciation
  on marketable securities,
  net of reclassification
  adjustment                      -          -          -               153        -             153      -         -          153

   Net earnings                   -          -          -             6,379     6,379            -        -         -         6,379
                                 ---------- ---------- ---------- ---------- ---------- -------------- ---------- ---------- ------

      Total comprehensive                                           $ 1,831
         income                                                     =======

Balances of March 31, 2001       90,545,576  $ 9,055   $351,921               $ 263,755     $ (5,996)  (168,498)   $(2,287) 616,448
 Tax benefit of stock options
 and warrants exercised
 (note 12)                              -       -         4,516      -             -            -          -           -      4,516

Issuance of warrants                    -       -          817       -             -            -          -           -        817

Employee stock awards and
shares issued to employee
benefit plans                      531,846      53      11,441       -             -            -        50,243       (53)   11,441

Payments on equity forward
contracts (note 11)                     -       -      (23,547)      -             -            -          -           -   (23,547)

Settlement of equity forward
contracts (note 11)              (3,739,900)  (374)      (63,795)   -              -            -          -          -    (64,169)

Conversion of debt to stock           100        -          2       -              -            -          -          -          2

Comprehensive loss:

   Foreign currency
     translation                      -         -           -     (1,478)          -          (1,478)      -          -     (1,478)

   Unrealized depreciation
     on marketable securities         -         -          -      (1,135)          -          (1,135)      -          -     (1,135)

              Net loss                -         -          -      (31,964)    (31,964)            -        -          -    (31,964)
                                 ---------- ---------- ---------- ---------- ---------- -------------- ---------- -------  --------

      Total comprehensive loss                                     $(34,577)

Balances of March 31, 2002       87,337,622  $8,734    $281,355              $231,791    $(8,609)     (118,255) $(2,340)  $510,931
                                 ==========  ======    ========              ========    =======      ========= ========  ========

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2002, 2001 AND 2000

 (Dollars in thousands)

                                                                                 2002             2001          2000
                                                                                 ----             ----          ----
Cash flows from operating activities:                                        $  (31,964)     $    6,379     $  90,363
Net earnings (loss)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization                                             123,394         120,793        86,529
      Gains and losses on disposal or impairment of assets, net                  46,934          33,437           354
      Deferred income taxes                                                      26,832         (11,770)       21,646
      Tax benefit of stock options and warrants exercised and
          equity forward transactions                                             4,516           8,001        15,921
      Cumulative effect of change in accounting principle                          -             37,488          -
      Changes in operating assets and liabilities:
         Accounts receivable                                                      9,120         (11,141)      (22,768)
        Other assets                                                                (62)       (126,745)      (78,434)
        Accounts payable and other liabilities                                  (15,836)          7,521         8,742
        Merger, integration and impairment costs                                (12,329)        (15,862)      (17,795)
                                                                                --------        --------      --------
                Net cash provided by operating activities                       150,605          48,101       104,558
                                                                                --------        --------      --------
Cash flows from investing activities:
  Proceeds from the disposition of assets                                        9,384           60,025         4,148

  Proceeds from sale of marketable securities                                     -               8,918           -

  Capitalized software                                                          (24,121)        (36,558)      (37,317)

  Capital expenditures                                                          (14,875)        (61,901)      (99,160)

  Deferral of costs                                                             (48,131)        (49,585)      (21,456)

  Proceeds from sale and leaseback transaction (note 2)                           5,999            -           34,763

  Investment in joint ventures and other companies                               (7,912)        (20,456)       (5,774)

  Net cash paid in acquisitions (note 3)                                         (5,331)        (16,030)      (32,960)
                                                                                 -------        --------      --------
       Net cash used in investing activities                                    (84,987)       (115,587)     (157,756)
                                                                                 -------        --------      --------
Cash flows from financing activities:
  Proceeds from debt                                                             319,931        153,359       194,657
  Payments of debt                                                              (381,876)      (107,388)     (215,012)
  Payments on equity forward contracts (note 11)                                 (23,547)        (6,678)         -
  Sale of common stock                                                            11,441         26,145       84,970
  Acquisition of treasury stock                                                     -            (7,478)         -
                                                                                 -------        --------      --------
      Net cash (used) provided by financing activities                           (74,051)        57,960       64,615
                                                                                 -------        --------      --------
Effect of exchange rate changes on cash                                              (67)          (222)         (97)
                                                                                 -------        --------      --------

Net (decrease) increase in cash and cash equivalents                              (8,500)        (9,748)      11,320

Cash and cash equivalents at beginning of year                                    14,176         23,924       12,604
                                                                                 -------        --------      --------

Cash and cash equivalents at end of year                                         $  5,676        $  14,176     $ 23,924
                                                                                 ========        =========     ========

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED MARCH 31, 2002, 2001 AND 2000

 (Dollars in thousands)

                                                                            2002      2001      2000

Supplemental cash flow information:
  Cash paid (received) during the year for:
      Interest                                                            $25,746    $25,754   $25,902
      Income taxes                                                          9,364     29,022    (5,459)
Noncash investing and financing activities:
  Equity forward contracts settled through term note (note 11)             64,169       -          -
  Issuance of warrants                                                        817        220     1,100
  Enterprise software licenses acquired under software obligations          3,491     35,185     9,164
  Land acquired for common stock                                             -          -        1,300
  Purchase of subsidiaries for stock (note 3)                                -         6,897    10,346
  Convertible debt and accrued interest converted into common stock          2          -       27,081

See accompanying notes to consolidated financial statements.               =======    ======    ======

ACXIOM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2002, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business-

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world. The core component of Acxiom's innovative solutions are Customer Data Integration ("CDI") technology, data content, database services, Information Technology
("IT") outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock,
Arkansas, with locations throughout the United States and in the United Kingdom ("U.K."), France and Australia.

Basis of Presentation and Principles of Consolidation-

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method with equity in earnings recorded in other, net in the accompanying consolidated statements of operations.
Interest and investment income and charges related to investments are recorded in other, net. Investments in less than 20% owned entities are accounted for at cost.

Use of Estimates-

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents-

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Other Current Assets-

Other current assets include the current portion of the unbilled and notes receivable of $38.4 million and $49.1 million as of
March 31, 2002 and 2001, respectively. Other current assets also include prepaid expenses, non-trade receivables and other miscellaneous assets of $40.2 million and $56.8 million as of March 31, 2002 and 2001, respectively.

Property and Equipment-

Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 2 - 30 years; office furniture and equipment, 3 - 7 years and data processing equipment, 2 - 5 years.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included in long-term debt. Property and equipment taken out of service and held for sale is recorded at net realizable value and depreciation is ceased.

Software and Research and Development Costs-

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. Research and development costs incurred prior to establishing technological feasibility of software products are charged to operations as a component of computer, communications and other equipment expense, as incurred. Once technological feasibility is established, costs are capitalized until the software is available for general release.

Purchased Software Licenses-

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term debt (see note 8). Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.

Goodwill-

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions (see notes 3 and 5). Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142,
"Goodwill and other Intangible Assets," goodwill is no longer amortized, but is reviewed annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of the excess of cost over fair value of net assets acquired, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.

Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of-

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see notes 2 and 4).

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Unbilled and Notes Receivable-

Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables. Certain of the unbilled and notes receivable from software and data licenses and equipment sales have no stated interest rate and have been discounted using an imputed interest rate, generally 8%, based on the customer, type of agreement, collateral and payment terms. The term of these notes is generally three years or less. This discount is being recognized into income using the interest method and is included as a component of other, net in the consolidated statements of operations.

Deferred Costs-

Deferred costs consist of up-front costs and generally include salary and related costs and certain other costs, all of which are both direct and incremental to the associated contract. These deferred costs are amortized over the service period of the contract.

Other Assets-

Other assets primarily include the Company's investment in marketable and nonmarketable securities of $28.4 million and $30.6 million as of March 31, 2002 and 2001, respectively. The Company has classified its marketable securities as available for sale.
Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized (see note 19). Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

During the years ended March 31, 2002 and 2001, the Company determined that certain of its investments in marketable securities and certain other nonmarketable securities were other than temporarily impaired. As a result, the Company recorded a charge to earnings of $1.1 million during the year ended March 31, 2002, and $12.7 million, net of realized gains, during the year ended March 31,
2001, to write down these impaired investments to their approximate fair market values, resulting in a new carrying value for these investments. These revised carrying values will be used as the basis for recognizing realized and unrealized gains and losses during future reporting periods.

Also included in other assets are certain noncurrent prepaid expenses, deposits and other miscellaneous noncurrent assets of $14.3 million and $18.4 million as of March 31, 2002 and 2001, respectively.

Deferred Revenue-

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of software, data licenses, services and equipment. Deferred revenues are recorded as revenue in accordance with the Company's revenue recognition policies.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition-

Revenues from services, including consulting, list processing and data warehousing, and from information technology outsourcing services, including facilities management contracts and hardware and certain other equipment, are recognized ratably over the term of the contract. In certain multiple element arrangements, revenue is recognized on each element based on the objective evidence of the fair values of each element. If evidence of fair value does not exist for all elements of the arrangement, then all revenue for the multiple element arrangement is recognized ratably over the term of the agreement. In the case of certain long-term contracts, capital expenditures and start-up costs that are direct and incremental to obtaining the contract are capitalized and amortized on a straight-line basis over the service term of the contract, in accordance with SEC Staff Accounting Bulletin ("SAB")
101, "Revenue Recognition in Financial Statements." In certain outsourcing contracts, additional revenue is recognized based upon attaining certain annual margin improvements or cost savings over performance benchmarks as specified in the contracts. Such additional revenue is recognized when such benchmarks have been met. Additionally, if third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the service period unless fair value of the undelivered service element can be determined. The Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force ("EITF") Abstract 99-19, "Reporting Revenue Gross as a Principal
versus net as an Agent," to determine whether such revenues should be recognized on a gross or a net basis over the term of the related service agreement.

Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist. Revenue from the licensing of data in which the Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.

Revenues from the licensing of software are recognized in accordance with the American Institute of Certified Public Accountants
Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software
Revenue Recognition, with Respect to Certain Transactions." SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license arrangement, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Generally, prior to April 1, 2001, revenue from the sale of software was recognized up front in accordance with SOP 97-2, as amended. Effective April 1, 2001, the Company made certain modifications to its standard software license agreements such that vendor-specific objective evidence is not attainable on many of its software license transactions entered into subsequent to that date. Accordingly, the Company now recognizes revenue from the licensing of its software ratably over the term of the agreement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Additionally, the Company earns revenue for the maintenance of its software, which provides for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to April 1, 2000, in accordance with SAB 101. Previously, the Company had recognized revenue from the licensing of data when the data was delivered using a percentage of completion method of accounting, based on the percentage of unique records delivered to the customer.
Additionally, revenue from services and from information technology outsourcing services was recognized as such services were performed. The Company is now recognizing revenue in accordance with the policies stated above. The cumulative effect of the change on prior years resulted in a charge to earnings of $37.5 million, which is included in the Company's consolidated earnings for the year ended March 31, 2001. The effect of the change on the year ended March 31, 2001, was to decrease earnings before the cumulative effect of the change in accounting principle by $18.2 million ($.20 per diluted share). For the years ended March 31,
2002 and 2001, the Company recognized approximately $19 million and $29 million, respectively, in revenue that was included in the cumulative effect adjustment. The remaining amount of such revenue, which will be recognized through 2008, will be approximately
$23 million.  Included in accounts receivable are unbilled amounts that have been recognized in accordance with the above stated
policy of $47.8 million and $46.7 million, respectively, at March 31, 2002 and 2001.

Concentration of Credit Risk-

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts, unbilled and notes receivable. The Company's receivables are from a large number of customers. Accordingly, the Company's credit risk is affected by general economic conditions. Although the Company has several large individual customers, concentrations of credit risk are limited because of the diversity of the Company's customers.

Income Taxes-

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Foreign Currency Translation-

The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange, and the statements of earnings are translated at the weighted average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity.

Earnings Per Share-

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

                                              2002    2001    2000
Basic earnings per share:
Numerator-net earnings (loss)              $(31,964) $6,379  $90,363
Denominator-weighted
average shares outstanding                   88,478  88,579   85,085
Earnings (loss) per share                    $(0.36)  $0.07    $1.06
                                            ======== ======  =======

Diluted earnings per share:
Numerator:
Net earnings (loss)                        $(31,964) $6,379  $90,363
Interest expense on convertible debt
(net of tax effect)                            -       -       3,773
                                            -------  ------  --------
                                           $(31,964) $6,379  $94,136
                                            -------  ------  --------
Denominator:
Weighted average shares outstanding          88,478  88,579   85,085
Effect of common stock options                 -      3,721    3,600
Effect of common stock warrants                -        104       72
Effect of equity forward contracts             -         90       -
Convertible debt                               -       -       5,783
                                            -------  ------  --------
                                             88,478  92,494   94,540
                                            -------  ------  --------
Earnings (loss) per share                    $(0.36)  $0.07    $1.00
                                            ======== ======  =======

The convertible debt was excluded from the above calculations for the year ended March 31, 2001, and all stock options, stock warrants, equity forward contracts and the convertible debt were excluded from the above calculations for the year ended March 31,
2002, because such items were antidilutive. The equivalent share effects of convertible debt, which were excluded for the years ended March 31, 2002 and 2001, were 6,984 and 5,783, respectively. The equivalent share effect of the common stock options and warrants excluded for the year ended March 31, 2002 was 1,852. Interest expense on the convertible debt (net of income tax effect)
excluded in computing diluted earnings (loss) per share for the years ended March 31, 2002 and 2001, was $4.2 million and $3.7 million, respectively.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Options and warrants to purchase shares of common stock that were outstanding during 2002, 2001 and 2000, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                2002                2001               2000
                                                ----                ----               ----
Number of shares outstanding under
options and warrants                            11,248              1,650              3,213
Range of exercise prices                        $11.50 - $62.06     $17.93 - $62.06    $17.93 - $54.00

Advertising Expense-

The Company expenses advertising costs as incurred. Advertising expense was approximately $10.2 million, $19.5 million and $11.8 million for the years ended March 31, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements-

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

Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is discontinued; however, an impairment analysis must be performed for these intangible assets. The Company has elected to early adopt the provisions of SFAS No. 142 and has discontinued the amortization of its goodwill balances effective April 1, 2001, resulting in discontinued amortization of goodwill of approximately $9 million pretax and a decrease in net loss of approximately $7 million
($0.08 per diluted share) during the year ended March 31, 2002. Other acquired intangible assets, including the amortization thereof, was not material for any of the periods presented. As required by SFAS No. 142, the Company has completed part one of a two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill exists as of April 1, 2001.
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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

In November 2001, the FASB issued a staff announcement regarding expense reimbursements that was codified as Topic D-103, "Income
Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The provisions of Topic D-103 require that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement and should be applied in financial reporting periods beginning after December 15, 2001, with reclassification of prior periods. Acxiom adopted the accounting guidance of Topic D-103 during the fourth quarter of its fiscal year ended March 31, 2002. The impact of adoption of Topic D-103 was not material to the Company's statement of operations for the current quarter or for the current fiscal year. Accordingly, prior periods have not been restated, as the impact on such prior periods was not material.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
Technical Corrections." Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.

Prior Year Reclassifications-

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior years' net earnings as previously reported.

2. IMPAIRMENT CHARGES:

Restructuring and Impairment Charges

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-reduction efforts, including a seven percent workforce reduction (412 individual associates). Additionally, certain other associates who are part of the Information Technology ("IT") Management segment were terminated earlier in the first quarter. In addition to these workforce reductions, the Company entered into an agreement whereby a significant amount of its computer equipment was sold and leased back, resulting in a loss of $31.2 million. Accordingly, the Company recorded charges related to these workforce reductions, the loss on the sale and leaseback of computer equipment and certain other restructuring activities, asset impairments and other adjustments and accruals as part of the Restructuring Plan. The aggregate amount of these charges recorded by the Company, including the loss on the sale-leaseback transaction, totaled $45.3 million and were recorded as gains, losses and nonrecurring items, net in the
March 31, 2002 consolidated financial statements. The charges recorded by the Company, in addition to the loss on the sale-leaseback transaction, consisted of $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys.

The associate-related charges include payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions have been eliminated. The contract termination costs consist primarily of lease terminations that occurred during the quarter ended June 30, 2001, in an effort to consolidate portions of the
Company's operations and the termination of certain other contracts on or prior to June 30, 2001, for services no longer utilized by the Company. The transaction costs are fees that were incurred as a direct result of the workforce reductions, the sale-leaseback transaction, and certain other restructuring and cost-cutting measures put in place during the quarter ended June 30, 2001.
Additionally, as discussed below, certain other assets were abandoned or were deemed impaired as a result of the Restructuring
Plan.

2. IMPAIRMENT CHARGES (Continued):

The following table shows the amounts related to the Restructuring Plan that were included in impairment accruals as of June 30,
2001, and the changes in those balances through the period ended March 31, 2002 (dollars in thousands):

                                June 30, 2001     Less payments      Adjustments    March 31, 2002
                                -------------     -------------      -----------    --------------
Associate-related reserves      $ 6,809           $(4,987)           $(1,222)       $600
Contract termination costs        3,449            (3,391)               527         585
Transaction costs                   400              (396)                (4)         -
and other accruals
                                -------------     -------------      -----------    --------------
                                $10,658           $(8,774)           $(699)         $1,185
                                =============     =============      ===========    ==============

Payments of $1.5 million were made during the quarter ended June 30, 2001 on associate-related items included above. In addition, the Company revised its estimate of remaining amounts to be paid out during future periods associated with these restructuring accruals. Accordingly, the Company reduced the remaining accrual by $0.7 million during the fourth quarter of 2002. The remaining accruals, as adjusted, will be paid out over periods ranging up to two years.

In addition to the above charges, the Company recorded accelerated depreciation and amortization and certain other charges of approximately $25.8 million during the first quarter of the current year on certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired under the appropriate accounting literature, primarily SFAS No. 86,
"Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," or SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Sale Leaseback Transaction

On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million.
Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment back from TIP for a period of thirty-six months. The Company received $2.0 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001. The remaining sales proceeds have been applied as a prepayment of the lease.
Included in property and equipment at March 31, 2002 is equipment of $14.7 million, net of accumulated depreciation and amortization, related to the assets under this leaseback arrangement. Additionally, a capital lease obligation in the amount of
$5.6 million has been recorded in long-term debt by the Company representing the sales proceeds that must be repaid to TIP under the leaseback provision of this agreement.

2. IMPAIRMENT CHARGES (Continued):

Montgomery Wards Bankruptcy

On December 28, 2000, Montgomery Ward ("Wards"), a significant customer of the Information Technology ("IT") Management segment, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court has approved the petition, and Wards is proceeding with a liquidation of its assets. As a result of Wards filing for bankruptcy, the Company identified certain assets that were impaired and certain ongoing obligations that have no future benefit to the Company.
Accordingly, during the year ended March 31, 2001, the Company recorded in gains, losses and nonrecurring items, net charges totaling $34.6 million related to these obligations and impaired assets. The charges consisted of approximately $8.1 million for the write-down of property and equipment; $13.7 million of deferred contract costs; $5.3 million of pre-petition receivables; $3.5 million for the write-down of software; $2.3 million in ongoing contract costs and $1.7 million of other accruals.

The deferred contract costs represent migration and other costs that had been deferred and were being amortized over the term of the Wards contract. The pre-petition receivables represent amounts billed by Acxiom for work performed prior to Wards' bankruptcy filing. The software write-down represents software licenses that specifically supported the information technology needs of Wards and have no alternative use. The write-down of the property and equipment was performed in accordance with SFAS No. 121, as previously discussed.

The following table shows the balances that were initially recorded in the impairment accrual as of March 31, 2001, for the Wards'
nonrecurring charges and the changes in those balances during the years ended March 31, 2002 and 2001 (dollars in thousands):

                                            Amount       Less payments   March 31,   Less payments   March 31,
                                            accrued                      2001                        2002
                                            -------      -------------   ---------   -------------   ---------
Ongoing contract costs                      $2,299       (315)           $1,984      (544)           $1,440
Other accruals                               1,672       (626)            1,046      (767)              279
                                            -------      -------------   ---------   -------------   ---------
                                            $3,971       (941)           $3,030      (1,311)         $1,719
                                            =======      =============   =========   =============   =========

The remaining accruals will be paid out over remaining periods ranging up to three years.

3. ACQUISITIONS:

Purchase Accounting Acquisitions

As stated in note 1, the Company elected to early adopt the provisions of SFAS No. 142. Accordingly, effective April 1, 2001, the
Company discontinued amortization of all previously recorded goodwill.

During the year ended March 31, 2002, the Company acquired certain customer relationship management operations of TransUnion LLC
("TransUnion") for $5.3 million, which resulted in an excess of purchase price over the fair value of net assets acquired of $5.3 million as determined in accordance with the provisions of SFAS No. 142. The results of operations of this acquisition are included in the Company's consolidated results from the date of acquisition. The pro forma effect of the acquisition is not material to the
Company's consolidated results for the periods reported.

During the year ended March 31, 2001, the Company acquired certain assets and assumed certain liabilities of Data Dimension
Information Services, Inc. ("DDIS") and MCRB Service Bureau, Inc. ("MCRB") for cash of $11.2 million plus the assumption of liabilities, resulting in an excess of purchase price over the fair value of net assets acquired of $21.5 million. The results of operations of DDIS and MCRB are included in the Company's consolidated results from the dates of acquisition. The pro forma effect of these acquisitions is not material to the Company's consolidated results for the periods reported.

During the year ended March 31, 2000, the Company acquired the net assets of Litton Enterprise Solutions ("LES"), all of the issued and outstanding common stock of Access Communication Systems, Inc. ("Access"), and the assets of Horizon Systems, Inc. ("Horizon").
The purchase price consisted of $40.1 million of cash and the Company's common stock and the assumption of certain liabilities of
Horizon, resulting in an excess of purchase price over the fair value of net assets acquired of $48.5 million. Additionally, in connection with the Access acquisition, the Company issued approximately 276,000 additional shares of common stock in the fourth quarter of 2001 to the former owners of Access based on the performance of Access. The value of the stock, which was approximately
$6.9 million, was charged to the excess of cost over fair value of net assets acquired. The results of operations of LES, Access and Horizon are included in the Company's consolidated results from the dates of acquisition. The pro forma effect of these acquisitions is not material to the Company's consolidated results for the periods reported.

During the fourth quarter of 2002, the Company made certain adjustments to the amount of goodwill recorded in connection with its acquisitions of LES, MCRB and DDIS. These adjustments were the result of revising estimates made at the dates of acquisition and resulted in a $1.3 million reduction of goodwill.

At March 31, 2002, there were no significant remaining contingent obligations associated with these purchase acquisitions.

3. ACQUISITIONS (Continued):

Pooling Accounting Acquisition

On May 28, 1999, the Company completed the acquisition of Computer Graphics of Arizona, Inc. ("Computer Graphics") and all of its
affiliated companies in a stock-for-stock merger. The Company issued 1,871,334 shares of its common stock in exchange for all outstanding common stock of Computer Graphics. The Company's consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Computer Graphics. Included in the statement of operations for the year ended March 31, 2000 are revenues of $5.3 million and net earnings of $1.1 million for Computer Graphics for the period from April 1, 1999 to May 28, 1999.

4. DISPOSITIONS:

During the year ended March 31, 2002, the Company completed the sale of three of its business operations, including SIGMA, a database marketing operation headquartered in Rochester, New York; Buckley Dement, a list brokerage and fulfillment operation located in Skokie, Illinois; and a minor portion of its U.K. operations located in Spain and Portugal. Gross proceeds from the sale of these operations were $15.1 million, consisting of cash of $6.8 million and notes receivable of $8.3 million. At March 31, 2002 notes receivable associated with these dispositions of $3.2 million is included in unbilled and notes receivable in the accompanying consolidated financial statements. The Company recorded a net loss of $0.9 million, including an adjustment during the fourth quarter to reduce the previously recorded gain on these dispositions by $2.0 million. This net loss is included in gains, losses and nonrecurring items, net in the accompanying consolidated statements of operations. The net loss recorded by the Company reflects the write-off of $1.9 million of goodwill (see note 5) as required under the provisions of SFAS No. 142.

Effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited Liability Company ("LLC")
to certain management of its Acxiom/Direct Media, Inc. business unit ("DMI"). During fiscal 2001, the Company completed the sale of its remaining interest in DMI. As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest. The Company also committed to complete the development of a computer system for the DMI business unit. Thebalance outstanding under these notes amounted to $14.7 million and $17.6 million at March 31, 2002 and March 31, 2001, respectively, and is included in unbilled and notes receivable in the accompanying consolidated financial statements.
Effective April 25, 2000, the Company sold a part of its DataQuick business group, which is based in San Diego, California, for
$55.5 million. The Company retained the real property data sourcing and compiling portion of DataQuick. The gain on the sale of these assets was approximately $39.7 million and is included in gains, losses and nonrecurring items in the accompanying consolidated statements of operations.

4. DISPOSITIONS (Continued):

Effective April 10, 2000, the Company sold its investment in Ceres, Inc. to NCR Corporation. The Company received cash, a note and
NCR stock totaling $14.8 million and recorded investment income of $6.2 million on the disposal, which is included in other, net in the accompanying consolidated statements of operations. During 2001, the Company sold the shares of the NCR stock and realized an additional gain of $2.1 million, which is included in other, net in the accompanying consolidated statements of operations.

Effective April 1, 2000, the Company sold its CIMS business unit for preferred stock and options in Sedona Corp., a publicly traded company. The preferred stock and options received had an aggregate fair value of $3.1 million. The Company recorded a loss on the disposal of $3.2 million, which is included in gains, losses and nonrecurring items in the accompanying consolidated statements of operations.

In addition to the DataQuick gain, DMI write-down and CIMS loss noted above, gains, losses and nonrecurring items, net for the year ended March 31, 2001 also includes the write-off of $7.6 million of certain campaign management software which management decided to discontinue support of as a result of the Company's strategy to utilize external application software tools rather than building such tools internally. The Company performed an analysis to determine whether and to what extent these assets had been impaired.
As a result, these assets were completely written off as their fair value was estimated to be zero.

5. GOODWILL:

The changes in the carrying amount of goodwill for the year ended March 31, 2002, are as follows (dollars in thousands):

                                                                        Data and
                                                                        Software        IT
                                                        Services        Products        Management      Total
                                                        --------        --------        ----------      ---------
Balance at April 1, 2001                                $94,592         $1,533          $76,616          $172,741
Acquisition (see note 3)                                  5,269           -                -                5,269
Disposals (see note 4)                                   (1,913)          -                -              (1,913)
Adjustment of previously
recorded Goodwill (see note 3)                             -              -              (1,327)          (1,327)
Change in foreign currency
translation adjustment                                     (115)          -                -                (115)
                                                        --------        --------        ----------       --------
Balance at March 31, 2002                               $97,833         $1,533          $75,289          $174,655
                                                        ========        ========        ==========       ========

The amount of goodwill reported by segment at April 1, 2001 has been adjusted for the allocation of goodwill across reporting units as required by SFAS No. 142.

5. GOODWILL (Continued):

The following table shows what net earnings and basic and diluted earnings per share would have been for the years ended March 31, 2001 and 2000, exclusive of amortization expense recognized in those periods related to goodwill (dollars in thousands, except per share amounts):

                                                2001            2000
                                                ----            ----

Reported net earnings                           $6,379          $90,363
Goodwill amortization, net of tax                6,369            5,701
                                                ------           ------
Adjusted net earnings                           $12,748         $96,064
                                                =======          ======
Basic earnings per share:
Reported net earnings                           $0.07           $1.06
Goodwill amortization, net of tax                0.07            0.07
                                                ------           ------
Adjusted net earnings                           $0.14           $1.13
                                                =======          ======
Diluted earnings per share:
Reported net earnings                           $0.07           $1.00
Goodwill amortization, net of tax                0.07            0.06
                                                ------           ------
Adjusted net earnings                           $0.14           $1.06
                                                =======          ======
6. SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $23.6 million, $19.9 million and
$10.3   million in 2002, 2001 and 2000, respectively, and amortization of purchased software licenses of $19.5 million, $17.4
million and     $9.6 million in 2002, 2001 and 2000, respectively. Additionally, research and development costs of $17.8 million,
$22.3 million and       $26.4 million were charged to operations during 2002, 2001 and 2000, respectively.

7. PROPERTY AND EQUIPMENT:

Property and equipment, substantially all of which has been pledged as collateral for long-term debt (see note 8), is summarized as follows (dollars in thousands):

                                                2002            2001
                                                ----            ----
Land                                            $ 8,724         $ 8,643
Buildings and improvements                      127,299         122,012
Office furniture and equipment                   44,641          39,944
Data processing equipment                       150,513         257,645
                                                -------         -------
                                                331,177         428,244
Less accumulated depreciation                   149,402         182,904
and amortization                                -------         -------
                                                $181,775        $245,340
                                                ========        ========

8. LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

                                                                        2002            2001
                                                                        ----            ----

Convertible subordinated notes due 2009; interest at 3.75%              $175,000        $ -

Software license liabilities payable over terms up to seven years;
effective interest rates at approximately 6%                              88,444          91,019

Term note, due 2005                                                       64,169           -

Convertible subordinated notes due 2003; interest at 5.25%                62,589          115,000

Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at approximately 8%; remaining
terms up to fifteen years                                                 18,878           19,612

Revolving credit agreement                                                   -            129,042

Senior notes due March 30, 2007; interest payable semiannually at 6.92%;
repaid in February 2002                                                      -             25,714

Unsecured term loan repaid July 2001                                         -              7,400

Other capital leases, debt and long-term liabilities                      11,044           12,416
                                                                        --------          -------
Total long-term debt                                                    420,124           400,203

Less current installments                                                23,274            31,031
                                                                        --------          -------
Long-term debt, excluding current installments                          $396,850         $369,172
                                                                        ========         ========

On February 6, 2002, the Company completed an offering of $160 million of 3.75% convertible subordinated notes due 2009. The initial purchasers had an option to purchase a maximum of $15 million additional principal amount of notes to cover over-allotments. This over-allotment was subsequently exercised such that the Company had $175 million of notes outstanding at
March 31, 2002 in connection with this debt issuance. The notes are convertible at the option of the holder into shares of the
Company's common stock at a conversion price of $18.25 per share. The notes are also redeemable, in whole or in part, at the option of the Company at any time on or after February 17, 2005 at a redemption premium. The holders of the notes also have the option to require the Company to repurchase the notes, at 100% of the principal amount, on February 15, 2007. The net proceeds to the
Company of approximately $169.2 million (after deducting underwriting discounts and commissions and estimated offering expenses)
were used to repay $25.7 million of the 6.92% senior notes payable ("6.92% Notes") and to redeem the $115 million of the 5.25%
convertible subordinated notes due in 2003 ("5.25% Notes").

8. LONG-TERM DEBT (Continued):

During February and March 2002, the Company repurchased $52.4 million of the 5.25% Notes in the open market. The remaining $62.6 million were retired on April 1, 2002. Previously deferred debt issuance costs of $1.1 million associated with the 5.25% Notes and the 6.92% Notes and certain prepayment premiums of $1.0 million incurred in connection with the redemption of the 5.25% Notes were charged to the 2002 statement of operations as an extraordinary item, net of the income tax benefit of $0.8 million.

Simultaneous with the offering of the convertible subordinated notes discussed above, the Company entered into an agreement to amend and restate its revolving credit facility whereby the committed amount available under the revolver was reduced from $265 million to $175 million. Borrowings under the revolving credit facility bear interest at LIBOR plus 2.25%, or at an alternative base rate plus 0.75% or at the Federal funds rate plus 1.75%, depending upon the type of borrowing. At March 31, 2002, there were no borrowings outstanding under this revolving credit facility. All subsequent borrowings under this credit facility are secured by substantially all of the Company's assets and are due January 2005.

On September 21, 2001, the Company executed an agreement for the settlement of certain equity forward contracts (see note 11)
through borrowings of $64.2 million from a bank under a term loan facility. The borrowings under this term loan bear interest, payable semiannually, at LIBOR plus 3.75% or an alternative base rate depending upon the type of borrowing. At March 31, 2002, the interest rate under this facility was 5.61%. The borrowings under this facility are secured by substantially all of the Company's assets. The entire principal amount outstanding under this term loan is due November 30, 2005.

Software license liabilities payable represent the present value of software license obligations payable over terms of up to seven years with several vendors. Under these agreements, the Company has negotiated substantial price discounts, annual increases in capacity, right of use by its current and future subsidiaries, and the rights to provide the licensed software to certain of the
Company's customers. These liabilities will be satisfied with scheduled payments that generally increase each year as the Company uses additional capacity. The related software assets are included in purchased software licenses on the accompanying consolidated balance sheets.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions. At March 31, 2002, the Company was in compliance with these covenants and restrictions. The aggregate maturities of long-term debt for the five years ending March 31, 2007 are as follows: 2003, $23.3 million; 2004, $82.9 million; 2005, $18.6 million; 2006, $75.3 million and 2007 $13.3 million.

9. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

                                                                                                      Bad debts
                                                                           Additions                  written off,
                                                        Balance at         charged to                 net of            Balance at
                                                        beginning          costs and     Other        amounts           end of
                                                        of period          expenses      additions    recovered         period
                                                        ----------         ----------    ---------    ------------      -----------
2002:
 Allowance for doubtful accounts,
   returns and credits                                   $5,366             $8,270        $ -           $7,367           $6,269
                                                        ==========         ==========    ==========    ===========      ===========
2001:
 Allowance for doubtful accounts,
   returns and credits                                  $5,352              $3,563        $500          $4,049           $5,366
                                                        ==========         ==========    ==========    ===========      ===========
2000:
 Allowance for doubtful accounts,
  returns and credits                                   $5,619              $2,313        $1,010        $3,590           $5,352
                                                        ==========         ==========    ==========    ===========      ===========

Included in other additions are valuation accounts acquired in connection with business combinations.

10. LEASES:

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into certain synthetic operating lease facilities for computer equipment, furniture and an aircraft. These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from three to seven years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price which approximates fair value, or extend or renew the term of the leased equipment.
Monthly payments under these synthetic lease facilities are approximately $4 million. The Company's potential future purchase commitments, should it elect to purchase the equipment upon expiration of the initial term, are as follows: 2003, $10.2 million;
2004, $22.2 million; 2005, $5.5 million; 2006, $1.5 million and 2007, $1.6 million.

10. LEASES (Continued):

The lease term under the aircraft facility expires in January 2010, with the Company having the option at expiration to either purchase the aircraft at a fixed price which approximates fair value, renew the lease for an additional twelve month period (with a nominal purchase price being paid at the expiration of the renewal period) or return the aircraft in the condition and manner required by the lease. At March 31, 2002, the total amount drawn under these synthetic operating lease facilities was $177.5 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $76.0 million. The
Company has made aggregate payments of $74.1 million through March 31, 2002, and has a remaining commitment under these synthetic operating lease facilities of $88.1 million payable over the next nine years. Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was $88.6 million, $55.3 million and $17.0 million for the years ended March
31, 2002, 2001 and 2000, respectively.

The Company has also entered into a real estate synthetic lease arrangement with respect to a facility under construction in Little
Rock, Arkansas and land in Phoenix, Arizona. Under the arrangement, the Company has agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions. The lessors have committed to fund up to a maximum of $45.8 million for the construction of the Little Rock building and acquisition of the land at both sites. At March 31, 2002, the remaining amount of the commitment available from the lessors was approximately $13.1 million. At any time during the term of the lease, Acxiom may, at its option, purchase the land and building for a price approximately equal to the amount expended by the lessors. If the Company does not purchase the land and building, the Company has guaranteed a residual value of 87% of the land and construction costs or approximately $40 million at the end of the lease term. No rent on this lease is payable during the construction period. Future lease payments once construction is complete are estimated to be $1.5 million in
2003, $3.0 million in 2004, $3.0 million in 2005 and $1.5 million in 2006.

Future minimum lease payments under all noncancellable operating leases and software licenses, including these synthetic lease facilities, for the five years ending March 31, 2007 are as follows: 2003, $84.1 million; 2004, $60.8 million; 2005, $31.5 million;
2006, $20.2 million and 2007, $12.8 million.
11. STOCKHOLDERS' EQUITY:

The Company has authorized 200 million shares of $.10 par value common stock and 1.0 million shares of $1.00 par value preferred stock. The Board of Directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends, and the shares could be issued in multiple series with different rights and preferences. The Company currently has no plans for the issuance of any shares of preferred stock.

11. STOCKHOLDERS' EQUITY (Continued):

The Company has issued warrants over the last three years to Allstate Insurance Company ("Allstate"), a significant customer of the
Company, for the purchase of 204,910 shares of the Company's common stock at exercise prices ranging from $16.39 to $32.13 per share. These warrants represent discounts to Allstate in return for meeting certain revenue targets under Allstate's contract with the Company. Allstate can qualify for additional warrants annually under the contract. The value of the warrants issued in 2002,
2001 and 2000 was $0.8 million, $0.2 million and $1.1 million, respectively. All of these warrants expire on September 30, 2005.

The Company also has warrants outstanding to purchase 206,773 shares of its common stock at an exercise price of $17.50 per share.
These warrants were issued in conjunction with a purchase acquisition in a prior year and expire on September 30, 2003.

On July 28, 1999, the Company completed a secondary offering of 1.5 million shares of its common stock. In addition, four shareholders of the Company sold 4.0 million shares of common stock. In connection with the offering, the Company granted an over-allotment option to the underwriters to purchase up to an additional 800,000 shares. The underwriters exercised the option on
August 17, 1999 for 500,000 shares, bringing the total shares sold by the Company to 2.0 million. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $51.3 million.

The Company has a Key Employee Stock Option Plan ("Plan") for which 24.6 million shares of the Company's common stock have been reserved for issuance to its U.S. employees. The Company has, for its U.K. employees, a U.K. Share Option Scheme ("Scheme") for which 1.6 million shares of the Company's common stock have been reserved. These plans provide that the option price, as determined by the Board of Directors, will be at least the fair market value at the time of the grant. The term of nonqualified options is also determined by the Board of Directors. At March 31, 2002, there were 0.6 million shares available for future grants under the
Plan and none available under the Scheme.

Activity in stock options was as follows:

                                                                        Weighted
                                                                        average
                                                                        exercise        Number of
                                                      Number of         price per       shares
                                                      share             share           exercisable
                                                     ----------          ---------       -----------
Outstanding at March 31, 1999                        11,415,998         12.19            7,913,294
 Granted                                              3,981,376         25.45
 Exercised                                           (2,510,323)         9.74
 Forfeited or cancelled                                (474,422)        26.52
                                                     ----------
Outstanding at March 31, 2000                        12,412,629         16.36            6,726,860
 Granted                                              3,046,828         16.58
 Exercised                                           (1,306,378)        11.94
 Forfeited or cancelled                                (198,748)        27.20
                                                     ----------
Outstanding at March 31, 2001                        13,954,331         18.82             7,722,488

11. STOCKHOLDERS' EQUITY (Continued):

                                                                       Weighted
                                                                       average
                                                                       exercise          Number of
                                                      Number of        price per           shares
                                                        shares           share          exercisable
                                                   ---------------   --------------   ---------------

   Granted                                            7,413,429          12.45
   Exercised                                           (735,108)          4.91
   Forfeited or cancelled                              (724,955)         19.22
                                                   ---------------

Outstanding at March 31, 2002                        19,907,697          16.83            8,679,502
                                                   ===============   ==============   ===============

The per share weighted-average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $8.98, $11.95 and $10.96, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
dividend yield of 0% for 2002, 2001 and 2000; risk-free interest rate of 4.92% in 2002, 6.19% in 2001 and 5.60% in 2000; expected option life of 10 years for 2002, 5 years for 2001 and 6 years for 2000 and expected volatility of 66% in 2002, 57% in 2001 and 45%
in 2000.

Following is a summary of stock options outstanding as of March 31, 2002:

                              Options outstanding                              Options exercisable
                        ------------------------------------------------- ------------------------------
                                       Weighted-          Weighted-                         Weighted-
                                        average            average                           average
Range of                 Options       remaining        exercise price       Options      exercise price
exercise price         outstanding   contractual life      per share       exercisable       per share
--------------         -----------  ----------------   --------------      -----------    --------------

$1.49-$ 3.44            1,289,796       4.35 years          $ 2.68          1,289,796       $ 2.68
$4.21-$ 6.25            1,568,236       2.24 years          $ 5.54          1,560,120       $ 5.54
$7.43-$11.15            2,979,186      13.31 years          $10.99            554,540       $10.51
$11.50-$14.00           4,112,603      12.64 years          $12.68            482,077       $12.42
$14.86-$19.00           3,193,449       9.94 years          $17.15          2,310,075       $17.24
$19.84-$24.81           3,374,375       9.41 years          $23.37          1,277,573       $23.22
$25.34-$32.60           2,240,684      12.10 years          $27.65            962,188       $27.09
$33.78-$42.47           1,034,594      12.11 years          $38.28            208,025       $37.71
$47.25-$62.06             114,774      11.50 years          $50.50             35,108       $49.72
                       -----------  ----------------   --------------      -----------    --------------
                       19,907,697      10.28 years          $16.83          8,679,502       $14.77
                       ===========  ================   ==============      ===========    ==============

11. STOCKHOLDERS' EQUITY (Continued):

The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock-based compensation plans. Accordingly, no compensation cost has been recognized by the Company in the accompanying consolidated statements of operations for any of the fixed stock options granted. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS No.
123, the Company's net earnings (loss) would have been reduced to the following unaudited pro forma amounts for the years ended
March 31 (dollars in thousands, except per share amounts):

                                                      2002          2001         2000
                                                  ------------ ------------- ------------
Net earnings (loss)                 As reported    $ (31,964)     $ 6,379     $ 90,363
                                                  ============ ============= ============
                                    Pro forma      $ (61,100)     $ 10        $ 81,673
                                                  ============ ============= ============

Basic earnings (loss) per share     As reported    $ (0.36)       $ 0.07      $ 1.06
                                                  ============ ============= ============
                                    Pro forma      $ (0.69)       $  -        $ .96
                                                  ============ ============= ============

Diluted earnings (loss) per share   As reported    $ (0.36)       $ 0.07      $ 1.00
                                                  ============ ============= ============
                                    Pro forma      $ (0.69)       $  -        $ .90
                                                  ============ ============= ============

Pro forma net earnings (loss) reflect only options granted after fiscal 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of up to nine years and compensation cost for options granted prior to April 1, 1995 is not considered.

The Company maintains an employee stock purchase plan which provides for the purchase of shares of common stock at 85% of the market price. There were 231,830, 210,197 and 218,139 shares purchased under the plan during the years ended March 31, 2002, 2001 and 2000, respectively.

Prior to their settlement as discussed below, the Company had entered into three equity forward contracts with a commercial bank to purchase 3.7 million shares of its common stock. The Company was obligated to purchase the shares of its common stock at a total notional amount of $83.8 million. The cost of the equity forwards of $1.0 million, $6.7 million and $0.3 million during 2002, 2001 and 2000, respectively, has been accounted for as a component of stockholders' equity. If the market value of the stock exceeded the price under the equity forward, the Company had the option of settling the contract by receiving cash or stock in an amount equal to the excess of the market value over the price under the equity forward. If the market value of the stock was less than the price under the equity forward, the Company had the option of settling the contract by paying cash or delivering shares in the amount of the excess of the contract amount over the fair market value of the stock. The Company could also settle the contracts by paying the full notional amount and taking delivery of the stock.

11. STOCKHOLDERS' EQUITY (Continued):

During April 2001, the Company paid, and recorded as a component of stockholders' equity, $22.5 million to amend the agreements whereby the strike price of the equity forward agreement for purchase of the 3.1 million shares was reduced from $21.81 to $15.48 per share. As a result, the total notional amount under the equity forward agreements was reduced to $64.2 million. In September 2001, as discussed in note 8, the Company obtained an agreement for the settlement of the equity forward contracts through borrowings of
$64.2 million from a bank under a term loan facility. The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying consolidated financial statements. The Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts at March 31, 2002. Prior to the settlement of the contracts, all shares of the
Company's common stock under these agreements were considered issued and outstanding and have been included in the Company's basic and diluted earnings (loss) per share calculations.

12. INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

                                                            2002         2001         2000
                                                        ----------     --------      --------
Income (loss) from operations                           $ (19,833)     $ 27,465      $ 54,214
Extraordinary item (note 8)                                  (821)           --            --
Cumulative effect of change in accounting principle            --       (21,548)           --
Stockholders' equity:
   Interest on equity forward contracts                    (3,352)           --            --
   Unrealized loss on available-for-sale investments
     (note 19)                                               (706)           --            --
   Compensation                                            (1,164)       (8,001)      (15,921)
                                                        ----------     --------      --------

                                                        $ (25,876)     $ (2,084)     $ 38,293
                                                        ==========     ========      ========

Income tax expense (benefit) attributable to earnings (loss) from operations consists of (dollars in thousands):

                                                            2002         2001          2000
                                                        ----------     --------      --------
Current:
   Federal                                              $ (44,083)     $ 34,277      $ 29,392
   Foreign                                                     --           928         1,875
   State                                                   (2,582)        4,030         1,301
                                                        ----------     --------      --------

                                                          (46,665)       39,235        32,568
                                                        ----------     --------      --------

Deferred:
   Federal                                                 27,979        (9,955)       15,154
   Foreign                                                   (848)         (338)         (248)
   State                                                     (299)       (1,477)        6,740
                                                        ----------     --------      --------
                                                           26,832       (11,770)       21,646
                                                        ----------     --------      --------
Total                                                   $ (19,833)     $ 27,465      $ 54,214
                                                        ==========     ========      ========

12. INCOME TAXES (Continued):

A reconciliation of income tax expense (benefit) computed using the U.S. Federal statutory income tax rate of 35% of earnings (loss)
from operations before income taxes to the actual provision for income taxes follows (dollars in thousands):

                                                            2002         2001         2000
                                                        ----------     --------      --------
Computed expected tax expense (benefit)                 $ (17,684)     $ 24,966      $ 50,602
Increase (reduction) in income taxes resulting from:
  State income taxes, net of Federal                       (1,872)        1,659         5,227
  Research, experimentation and other tax credits            (800)       (1,460)         (757)
  Other                                                       523         2,300          (858)
                                                        ----------     --------      --------
                                                        $ (19,833)     $ 27,465      $ 54,214
                                                        ==========     ========      ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March
31, 2002 and 2001 are presented below (dollars in thousands).

                                                                          2002        2001
                                                                        ----------   ---------

Deferred tax assets:
   Accrued expenses not currently deductible for tax purposes              $ 638     $ 2,206
   Revenue deferred for financial reporting purposes                      21,548      33,718
   Investments, principally due to differences in basis for
     tax and financial reporting purposes                                  4,083       3,886
   Intangible assets, principally due to differences in
     amortization                                                             --       5,243
   Net operating loss and tax credit carryforwards                        21,545          --

   Other                                                                   1,608         287
                                                                        ----------   ---------

      Total deferred tax assets                                           49,422      45,340
                                                                        ----------   ---------

Deferred tax liabilities:
   Property and equipment, principally due to differences in
     depreciation                                                       $ (18,380) $ (17,560)
   Intangible assets, principally due to differences in
     amortization                                                         (23,279)        --
   Capitalized software and other costs expensed as incurred
     for tax purposes                                                     (29,748)   (23,045)
   Installment sale gains for tax purposes                                   (682)    (1,309)
                                                                        ----------   ---------
Total deferred tax liabilities                                            (72,089)   (41,914)
                                                                        ----------   ---------
Net deferred tax (liability) asset                                      $ (22,667)   $ 3,426
                                                                        ==========   =========

12. INCOME TAXES (Continued):

At March 31, 2002, the Company has net operating loss carryforwards of approximately $29 million for Federal income tax purposes and approximately $73 million for state income tax purposes. The Company also has Federal and state income tax credit carryforwards of approximately $6 million. These net operating loss and income tax credit carryforwards expire in various amounts beginning in
2006 through 2022. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
based upon the Company's history of profitability and taxable income and the reversal of taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

13. RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union LLC ("TransUnion"), Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide
TransUnion with various data center management services. The current term of the agreement expires in 2005. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom's board of directors. Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued
the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by TransUnion to be elected to Acxiom's board of directors. While these undertakings by Acxiom are in effect until the end of the current term of the agreement (2005), Acxiom has been notified that TransUnion does not presently intend to designate a second individual to serve as a director of the Company. During the years ended March 31, 2002, 2001 and 2000, Acxiom received approximately $50.6 million, $58.2 million and $84.5 million, respectively, in revenue from TransUnion. All revenues received from TransUnion have been in accordance with the pricing terms established under the agreement.

The Company leases certain equipment from a business partially owned by an officer. Rent expense under this lease was approximately
$1.0 million, $1.0 million and $0.9 million during the years ended March 31, 2002, 2001 and 2000, respectively. Under the terms of the lease in effect at March 31, 2002, the Company will make monthly lease payments of $75,000 through 2010. The Company has agreed to pay the difference, if any, between the sales price of the equipment and 70 percent of the lessor's related loan balance
(approximately $6.4 million at March 31, 2002) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result thereof.

14. MAJOR CUSTOMERS:

During the year ended March 31, 2002, the Company had one customer, Allstate Insurance Company, which accounted for $87.8 million
(10.1%) of revenue. No single customer accounted for more than 10% of revenue during the years ended March 31, 2001 and 2000.

15. RETIREMENT PLANS:

The Company has a retirement savings plan which covers substantially all domestic employees. The Company also offers a supplemental nonqualified deferred compensation plan for certain management employees. The Company matches 50% of the employee's contributions under both plans up to 6% annually and may contribute additional amounts to the plans from the Company's earnings at the discretion of the Board of Directors. Company contributions for the above plans amounted to approximately $5.0 million, $3.4 million and $4.0 million in 2002, 2001 and 2000, respectively.

16. FOREIGN OPERATIONS:

Foreign operations are conducted primarily in the U.K. The Company attributes revenue to each geographic region based on the location of the Company's operations. The following table shows financial information by geographic area for the years 2002, 2001 and 2000 (dollars in thousands):

                                                        United States           Foreign         Consolidated
                                                        -------------           -------         ------------
2002:
 Revenue                                                $820,023                $46,087         $866,110
 Long-lived assets, excluding financial
  instruments                                            724,821                 31,430          756,251
                                                        =============           ========         ============
2001:
 Revenue                                                $960,806                $49,081         $1,009,887
 Long-lived assets, excluding financial
  instruments                                            783,264                 25,279            808,543
                                                        =============           ========         ============
2000:
 Revenue                                                $908,261                $56,199         $964,460
 Long-lived assets, excluding financial
  instruments                                            686,436                 26,010          709,446
                                                        =============           ========         ============

17. COMMITMENTS AND CONTINGENCIES:

In May 2000, the compensation committee of the Company committed to pay in cash $6.3 million of "over-attainment" incentive which was related to results of operations in prior years. Under the normal policy of the Company's compensation plan, such over-attainment would have been distributed in the form of stock options with an exercise price equal to the market price at date of grant. Therefore, under applicable accounting rules, there would have been no compensation expense. The one-time decision to pay this amount in cash is an accruable event and resulted in a charge that has been recorded in gains, losses and nonrecurring items.
In accordance with the Company's existing over-attainment plan, the amount accrued will be paid over the next three fiscal years beginning in May 2001, assuming continued performance. During the year ended March 31, 2002, the Company paid $2.1 million of these
"over-attainment" incentives.

17. COMMITMENTS AND CONTINGENCIES (Continued):

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. The aggregate amount of the guarantees at March 31, 2002, was $5.7 million. The Company has not recorded the guarantee obligation or the underlying assets in the accompanying consolidated financial statements.

On September 20, 1999, the Company and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of Arkansas ("the Court"). The action alleges that the defendants violated Section 11 of the Securities Act of 1933 ("the 1933 Act") in connection with the July 23, 1999 public offering of 5,421,000 shares of the common stock of the Company. In addition, the action seeks to assert liability against the
Company Leader pursuant to Section 15 of the 1933 Act. The action seeks to have a class certified of all purchasers of the stock sold in the public offering. Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations. On March 29, 2001, the Court granted the defendants' motion to dismiss. The plaintiffs appealed the decision to dismiss to the United States Court of Appeals for the Eighth Circuit. Oral arguments have been conducted and the case is ripe for decision by the Eighth Circuit. The Company continues to believe the allegations are without merit and will continue to vigorously contest the cases.

The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company's consolidated financial position or its expected future consolidated results of operations.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

o Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

o Marketable securities - The carrying value of marketable securities is equal to fair value as determined by reference to quoted market prices.

o Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 2002, the estimated fair value of long-term debt approximates its carrying value.

19. COMPREHENSIVE INCOME (LOSS):

The following table summarizes the unrealized holding gains (losses) on marketable securities included in other comprehensive income (loss) (dollars in thousands):

                                                                         2002         2001         2000
                                                                         -----        -----        -----
Net unrealized loss arising during the year,
  net of income tax benefit                                             $(1,135)     $(943)       $(153)
Reclassification adjustment for net losses
  reported in net earnings for the period                                  -          1,096          -

Net unrealized gain (loss) reported in other
  comprehensive income (loss)                                            $(1,135)    $153         $(153)
                                                                        =========    =======      ======

The balance of accumulated other comprehensive loss as reported on the consolidated balance sheets consists of the following components (dollars in thousands):

                                                                         2002         2001
                                                                         -----        -----
Net unrealized loss on available-for-sale marketable
 securities, net of income tax benefit of $706 in
 2002                                                                   $(1,135)     $  -
Cumulative loss on foreign currency translation                          (7,474)      (5,996)
                                                                         ------       -----

Accumulated other comprehensive loss                                     $(8,609)    $(5,996)
                                                                         =======      ======

20. SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Company's business segments consist of Services, Data and Software Products and IT
Management. The Services segment substantially consists of consulting, database and data warehousing and list processing services.
The Data and Software Products segment includes all of the Company's data content and software products. IT Management includes information technology outsourcing and facilities management for data center management, network management, client server management and other complementary IT services. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items. The Company accounts for sales of certain data and software products as revenue in both the Data and Software Products segment and the Services segment, which bills the customer. The duplicate revenues are eliminated in consolidation.

The following tables present information by business segment (dollars in thousands):

                                                        2002            2001            2000
                                                        --------        --------        --------
Revenue:
 Services                                               $633,445        $732,620        $675,094
 Data and Software Products                              162,500         228,738         168,504
 IT Management                                           220,375         223,364         194,908
 Intercompany eliminations                              (150,210)       (174,835)        (74,046)
                                                        ---------       ---------        --------
Total revenue                                           $866,110        $1,009,887      $964,460
                                                        =========       ==========      =========

                                                        2002            2001            2000
                                                        --------        --------        ---------
Income (loss) from operations:
 Services                                               $109,430        $167,933        $131,513
 Data and Software Products                               30,786          70,639          25,135
 IT Management                                            24,207          26,737          44,019
 Intercompany eliminations                               (89,032)       (134,455)        (36,584)
 Corporate and other                                     (94,110)        (29,229)           (199)
                                                        ---------       ---------        --------
Income (loss) from operations                           $(18,719)       $101,625        $163,884
                                                        =========       ==========      =========

                                                        2002            2001            2000
                                                        --------        --------        ---------
Depreciation and amortization:
 Services                                               $33,845         $51,295         $36,869
 Data and Software Products                              17,538          25,459          22,888
 IT Management                                           69,442          43,140          26,563
 Corporate and other                                      2,569             899             209
                                                        ---------       ---------        --------
Depreciation and amortization                           $123,394        $120,793        $86,529
                                                        =========       ==========      =========

20. SEGMENT INFORMATION (Continued):

                                                        2002            2001            2000
                                                        --------        --------        ---------
Total assets:
 Services                                               $534,952        $652,964        $494,110
 Data and Software Products                              110,750         145,005         202,243
 IT Management                                           463,805         419,330         372,923
 Corporate and other                                      47,327          15,426          36,020
                                                        ---------       ---------       ---------
Total assets                                            $1,156,834      $1,232,725      $1,105,296
                                                        =========       ==========      =========

21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The table below sets forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

                                First quarter           Second quarter          Third quarter           Fourth quarter
                                ended June 30,          ended September 30,     ended December 31,      ended March 31, 2002
                                2001                    2001                    2001                    2002
                                --------------          -------------------     ------------------      --------------------

Revenue                         $205,038                $215,204                $220,543                $225,325
Income (loss) from
 operations                      (92,776)                 19,961                  26,698                  27,398
Extraordinary item                  -                       -                       -                     (1,271)
Net earnings (loss)              (63,639)                  7,029                  11,278                  13,368
Basic earnings (loss)
 per share:
Earning (loss)before               (0.71)                   0.08                    0.13                    0.17
 extraordinary item
Extraordinary item                  -                       -                        -                     (0.02)
Net earnings (loss)                (0.71)                   0.08                    0.13                    0.15
Diluted earnings (loss)
 per share:
Earning (loss)before               (0.71)                   0.08                    0.13                    0.16
 extraordinary item
Extraordinary item                  -                        -                       -                     (0.01)
Net earnings (loss)                (0.71)                   0.08                    0.13                    0.15
                                ===============         ===================     ===================     =====================

                                First quarter           Second quarter          Third quarter           Fourth quarter
                                ended June 30,          ended September 30,     ended December 31,      ended March 31, 2002
                                2001                    2001                    2001                    2002
                                --------------          -------------------     ------------------      --------------------

Revenue                          $239,573               $263,862                $262,748                $243,704
Income (loss) from operations      34,190                 45,329                  44,335                (22,229)
Cumulative effect of
change in accounting principle    (37,488)                  -                       -                       -
Net earnings (loss)               (14,768)                23,600                  23,697                (26,150)

21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (Continued):

                                First quarter           Second quarter          Third quarter           Fourth quarter
                                ended June 30,          ended September 30,     ended December 31,      ended March 31, 2002
                                2001                    2001                    2001                    2002
                                --------------          -------------------     ------------------      --------------------

Basic earnings (loss)
 per share:
  Earning (loss)before
   cumulative effect of
   accounting change            0.26                    0.27                    0.27                    (0.29)
  Cumulative effect of
   accounting change           (0.43)                    -                       -                       -
  Net earnings (loss)          (0.17)                   0.27                    0.27                    (0.29)
Diluted earnings (loss)
 per share:
  Earning (loss) before
   cumulative effect of
   accounting change            0.24                    0.25                    0.25                    (0.29)
 Cumulative effect of
   accounting change           (0.41)                    -                       -                         -
 Net earnings (loss)           (0.17)                   0.25                    0.25                    (0.29)
                                ===============         ====================    ====================    ====================