Form 10-Q
period 2002-06-30
ACXIOM CORP
filed 2002-08-14
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

                                                               Yes X        No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 8, 2002 was 88,026,023.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                             JUNE 30, 2002

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31,
                      2002 (Unaudited)                                                              2

                 Condensed Consolidated Statements of Operations for the Three Months Ended
                      June 30, 2002 and 2001 (Unaudited)                                            3

                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                      June 30, 2002 and 2001 (Unaudited)                                            4

                 Notes to Condensed Consolidated Financial Statements                             5 - 13

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           14 - 24

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk
                                                                                                    25

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             26

             Item 6.  Exhibits and Reports on Form 8-K                                              26

             Signature                                                                              27

                 PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                                          ACXIOM CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                                 (Dollars in thousands)

                                                        June 30,                March 31,
                                                          2002                    2002
                                                    ------------------      ------------------
                      Assets

Current assets:
  Cash and cash equivalents                        $             2,279     $             5,676
  Trade accounts receivable, net                               185,883                 185,579
  Deferred income taxes                                         48,716                  48,716
  Refundable income taxes                                        3,406                  41,652
  Other current assets                                          85,780                  78,602
                                                    ------------------      ------------------
    Total current assets                                       326,064                 360,225

Property and equipment, net of accumulated
  depreciation and amortization                                179,757                 181,775

Software, net of accumulated amortization                       66,525                  61,437

Goodwill                                                       181,941                 174,655

Purchased software licenses, net of                            170,219                 169,854
  accumulated amortization

Unbilled and notes receivable, excluding                        34,547                  40,358
  current portions

Deferred costs, net of accumulated amortization                119,961                 125,843

Other assets, net                                               38,078                  42,687
                                                    ------------------      ------------------
                                                   $         1,117,092     $         1,156,834
                                                    ==================      ==================

     Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                       29,398                  23,274
  Trade accounts payable                                       26,946                  29,472
  Accrued expenses:
    Restructuring and impairment costs                          2,456                   3,022
    Payroll                                                    12,258                  17,612
    Other                                                      33,377                  43,176
  Deferred revenue                                             60,358                  61,114
                                                    ------------------      ------------------
        Total current liabilities                             164,793                 177,670
                                                    ------------------      ------------------

Long-term debt, excluding current installments                343,327                 396,850

Deferred income taxes                                          78,828                  71,383

Commitments and contingencies

Stockholders' equity:
  Common stock                                                  8,794                   8,734
  Additional paid-in capital                                  287,876                 281,355
  Retained earnings                                           242,256                 231,791
  Accumulated other comprehensive loss                         (6,029)                 (8,609)
  Treasury stock, at cost                                      (2,753)                 (2,340)
                                                    ------------------      ------------------
        Total stockholders' equity                            530,144                 510,931
                                                    ------------------      ------------------
                                                  $         1,117,092     $         1,156,834
                                                    ==================      ==================

See accompanying notes to condensed consolidated financial statements.

                                          ACXIOM CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                  (Dollars in thousands, except per share amounts)

                                                                             For the Three Months Ended

                                                                                     June 30,
                                                                          2002                       2001
                                                                       -----------                -----------

Revenue                                                               $  225,406                 $  205,038

Operating costs and expenses:
  Salaries and benefits                                                   74,792                     93,548
  Computer, communications and other equipment                            63,026                     81,727
  Data costs                                                              28,944                     30,789
  Other operating costs and expenses                                      37,413                     46,408
  Gains, losses and nonrecurring items, net                                 (457)                    45,342
                                                                       -----------                -----------

         Total operating costs and expenses                              203,718                    297,814

                                                                       -----------                -----------

Income (loss) from operations                                             21,688                    (92,776)
                                                                       -----------                -----------

Other income (expense):
  Interest expense                                                        (5,327)                    (6,742)
  Other, net                                                                  (9)                      (791)
                                                                       -----------                -----------

                                                                          (5,336)                    (7,533)
                                                                       -----------                -----------

Earnings (loss) before income taxes                                       16,352                   (100,309)

Income taxes                                                               5,887                    (36,670)
                                                                       -----------                -----------

     Net earnings (loss)                                            $     10,465               $    (63,639)
                                                                       ===========                ===========

Earnings (loss) per share:

  Basic                                                             $       0.12               $      (0.71)
                                                                       ===========                ===========

  Diluted                                                           $       0.12               $      (0.71)
                                                                       ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                                                    ACXIOM CORPORATION AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)
                                                          (Dollars in thousands)

                                                                                    For the Three Months Ended

                                                                                             June 30,

                                                                                      2002                      2001
                                                                                 --------------            -------------

Cash flows from operating activities:
  Net earnings (loss)                                                              $  10,465                $  (63,639)
  Adjustments to reconcile net earnings (loss) to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                                     28,174                    42,446
    Loss on disposal or impairment of assets, net                                          -                    45,354
    Deferred income taxes                                                              7,552                   (34,742)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 85                    15,654
      Other assets                                                                    34,079                    (5,194)
      Accounts payable and other liabilities                                         (19,546)                  (37,024)
      Restructuring and impairment costs                                                (566)                   (2,135)
                                                                                 --------------             -------------

         Net cash provided (used) by operating activities                              60,243                   (39,280)
                                                                                 --------------             -------------

Cash flows from investing activities:
  Proceeds from the disposition of assets                                                 45                       127
  Capitalized software development costs                                              (8,652)                   (5,935)
  Capital expenditures                                                                (1,916)                   (8,867)
  Deferral of costs                                                                   (3,240)                   (8,612)
  Investments in joint ventures and other investments                                 (1,052)                   (3,689)
  Net cash paid in acquisitions                                                         (772)                        -
                                                                                 --------------             -------------

    Net cash used by investing activities                                            (15,587)                  (26,976)
                                                                                 --------------             -------------

Cash flows from financing activities:
  Proceeds from debt                                                                  73,707                   102,113
  Payments of debt                                                                  (127,972)                  (20,861)
  Sale of common stock, net of repurchases                                             6,168                     3,210
  Payments on equity forward contracts                                                     -                   (22,544)
                                                                                 --------------             -------------

    Net cash (used) provided by financing activities                                 (48,097)                   61,918
                                                                                 --------------             -------------

Effect of exchange rate changes on cash                                                   44                        (9)
                                                                                 --------------             -------------

    Net decrease in cash and cash equivalents                                         (3,397)                   (4,347)

Cash and cash equivalents at beginning of period                                       5,676                    14,176
                                                                                 --------------             -------------

Cash and cash equivalents at end of period                                           $ 2,279                   $ 9,829
                                                                                 ==============             =============

Supplemental cash flow information:
  Cash paid (received) during the period for:
    Interest                                                                         $ 6,702                   $ 6,714
    Income taxes                                                                     (39,906)                   12,192
  Noncash investing and financing activities:
    Enterprise software licenses acquired under software obligation                    2,828                         -
    Acquisition of property and equipment under capital lease                          2,310                         -
                                                                                 ==============             =============

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant", "Acxiom" or "the
     Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "the
     Commission").  In the opinion of the Registrant's management, however, all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 21 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's 2002 annual report on Form 10-K, as filed with the Commission on May 15, 2002. This report and the accompanying financial statements should be read in connection with the annual report for the fiscal year ended
     March 31, 2002. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2003.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements require management to make complex judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof.  A full discussion of the Company's significant accounting principles and the application thereof is discussed in note 1 and in management's discussion and analysis of financial condition and results of operations to the Company's annual report on Form 10-K.

     Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."  The cumulative effect of the change resulted in a charge to earnings of $37.5 million, net of income taxes, and was included in the Company's condensed consolidated financial statements for the three months ended June 30, 2000 (not included herein).  For the quarters ended June
     30, 2002 and 2001, the Company recognized approximately $4.2 million and $5.1 million, respectively, in revenue that was included in the cumulative effect adjustment.

2.   IMPAIRMENT CHARGES

     Restructuring and Impairment Charges
     On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-reduction efforts, including workforce reductions, the sale and leaseback of a significant amount of its computer equipment, and certain other restructuring activities, asset impairments and other adjustments and accruals totaling $45.3 million.  The charges recorded by the Company and included in gains, losses and nonrecurring items, net in the June 30, 2001 condensed consolidated financial statements include a loss on the sale-leaseback transaction of $31.2 million; $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs.

     In addition to the above charges, the Company recorded accelerated depreciation and amortization and certain other charges of approximately $25.8 million during the quarter ended June 30, 2001, on certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired under the appropriate accounting literature, primarily Statement of
     Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise
     Marketed," or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Sale Leaseback Transaction
     On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million.  Simultaneous with the sale of this equipment, the Company also agreed to lease the equipment under a capital lease from TIP for a period of thirty-six months.  The Company received $2.0 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001.  The remaining sales proceeds have been applied as a prepayment of the lease.  Included in property and equipment at June 30, 2002 and March 31, 2002, is equipment of
     $13.0 million and $14.7 million, respectively, net of accumulated depreciation and amortization, related to the assets under this leaseback arrangement.  Included in long-term debt at June 30, 2002 and March 31, 2002, is a capital lease obligation in the amount of $5.2 million and $5.6 million, respectively, representing sales proceeds to be repaid to TIP under the leaseback provision of the agreement.

     Montgomery Wards Bankruptcy
     During the fourth quarter of the year ended March 31, 2001, the Company recorded a charge totaling $34.6 million relating to the bankruptcy filing of Montgomery Ward ("Wards"), a significant customer of the Information Technology ("IT") Management segment, for the write-down of impaired assets and for certain ongoing obligations that have no future benefit to the Company.
     As of June 30, 2001, the Company is no longer providing services to Wards.

     The following table shows the balances related to the Restructuring Plan and to Wards that were included in the restructuring and impairment accruals as of March 31, 2002 and the changes in those balances during the period ended June 30, 2002 (dollars
     in thousands):

                                                        March 31,        Less payments     June 30, 2002
                                                          2002
                                                      --------------     --------------    --------------

                    Associate-related reserves         $    600                $(325)       $    275
                    Contract termination costs            2,025                 (200)          1,825
                    Transaction costs and other
                         accruals                           397                  (41)            356
                                                      --------------     --------------    --------------

                                                        $ 3,022                $(566)        $ 2,456
                                                      ==============     ==============    ==============

     The remaining accruals will be paid out over periods ranging up to three years.

3.   ACQUISITIONS

     Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL") whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("JV") for cash of $0.8 million (net of cash acquired)
     and a note payable of $1.4 million, such that Acxiom now owns 100% of the JV operations.  Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the JV's operating results through March
     31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The following table shows the total investment in the JV and the allocation of the investment to assets acquired and liabilities assumed (dollars in thousands):

                          Cash (net of cash acquired)                                    $     772
                          Note payable                                                       1,364
                          Previous investment in JV                                          5,662
                                                                                  ----------------

                                                                                          $  7,798
                                                                                  ================

                          Goodwill                                                        $  5,828
                          Other assets acquired                                              3,047
                          Liabilities assumed                                               (1,077)
                                                                                  ----------------

                                                                                          $  7,798
                                                                                  ================

     The results of operations of the JV are included in the Company's condensed consolidated financial statements beginning June 1,
     2002.  Prior to that time, the Company accounted for the JV as an equity investment in accordance with the provisions of
     Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.  Management believes the Australian market is an important and potentially lucrative component of the Company's long-term global strategy.
     Sole ownership of the JV will enable the Company to more quickly and effectively capitalize on that opportunity.

4.   DIVESTITURES

     During the year ended March 31, 2002, the Company sold three of its business operations, including SIGMA, a database marketing operation headquartered in Rochester, New York; Buckley Dement, a list brokerage and fulfillment operation located in Skokie,
     Illinois; and a minor portion of its U.K. operations located in Spain and Portugal. Additionally, during the quarter ended June
     30, 2002, the Company sold the remaining portion of its assets located in Spain, primarily its tax loss carryforwards.  Gross proceeds from the sale of these operations were $15.9 million, consisting of cash of $6.8 million and notes receivable of $9.1 million.  At June 30, 2002 and March 31, 2002, notes receivable of $5.8 million and $5.2 million, respectively, are included in the accompanying condensed consolidated financial statements.  The Company recorded a net loss of $0.9 million during the year ended March 31, 2002 and a gain of $0.5 million during the quarter ended June 30, 2002, associated with these dispositions. The aggregate net loss of $0.4 million recorded by the Company reflects the write-off of $1.9 million of goodwill during fiscal
     2002, and the write-off of $0.1 million of goodwill during the quarter ended June 30, 2002 (see note 6).

5.   OTHER CURRENT AND NONCURRENT ASSETS AND LIABILITIES

     Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  Certain of the unbilled and notes receivable from software and data licenses and equipment sales have no stated interest rate and have been discounted using an imputed interest rate that approximates the fair market rate, generally 8%, based on the customer, type of agreement, collateral and payment terms.  The term of these notes is generally three years or less.  This discount is being recognized into income using the interest method and is included as a component of other, net in the accompanying condensed consolidated statements of operations.

     Other current assets include the current portion of the unbilled and notes receivable of $39.5 million and $38.4 million at
     June 30, 2002 and March 31, 2002, respectively.  Other current assets also include prepaid expenses, non-trade receivables and other miscellaneous assets of $46.3 million and $40.2 million at June 30, 2002 and March 31, 2002, respectively.

     Deferred revenue consists of amounts billed in excess of revenue recognized on sales and/or licensing of software, data licenses, services and equipment.  Deferred revenues are recorded as revenue in accordance with the Company's revenue recognition policies (see note 1 to the Company's 2002 annual report on Form 10-K).

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                                    June 30,           March 31,
                                                                                      2002                2002
                                                                                ---------------     ---------------
     Investments in joint ventures and other companies, net of unrealized
        loss on available-for-sale marketable securities                             $ 21,253            $ 27,394
     Other, net                                                                        16,825              15,293
                                                                                ---------------     ---------------

                                                                                     $ 38,078            $ 42,687
                                                                                ===============     ===============

     The Company defers costs associated with a customer once work is begun, after obtaining a signed contract or other definitive agreement.  These deferred costs primarily consist of up-front costs and generally include salary and related costs and certain other costs, all of which are both direct and incremental to the associated contract, and are amortized over the service period of the contract. In the event that it is determined that these deferred costs will not be recovered under a contract, the costs are written off in the period such determination is made.

6.   GOODWILL

     The changes in the carrying amount of goodwill, by business segment, for the quarter ended June 30, 2002, are as follows
     (dollars in thousands):

                                                           Data and
                                                           Software           IT Management
                                        Services           Products                                   Total
                                      -------------    -----------------    ------------------    ---------------

     Balance at March 31, 2002          $  97,833              $1,533             $  75,289         $  174,655
     Acquisition (note 3)                   5,828                  --                    --              5,828
     Disposal (note 4)                        (84)                 --                    --                (84)
     Change in foreign currency
        translation adjustment              1,542                  --                    --              1,542
                                      -------------    -----------------    ------------------    ---------------

     Balance at June 30, 2002           $ 105,119              $1,533             $  75,289         $  181,941
                                      =============    =================    ==================    ===============

7.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                                            June 30, 2002      March 31, 2002
                                                                           ----------------   ----------------

     Convertible subordinated notes due 2009; interest at 3.75%                 $ 175,000           $ 175,000

     Software license liabilities payable over terms up to seven years;
       effective interest rates at approximately 6%                                89,391              88,444

     Term note, due 2005                                                           64,169              64,169

     Convertible subordinated notes repaid April 2002                                  --              62,589

     Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at approximately 8%; remaining
       terms up to fifteen years                                                   18,542              18,878

     Revolving credit agreement                                                    13,023                  --

     Other capital leases, debt and long-term liabilities                          12,600              11,044
                                                                           ----------------   ----------------

             Total long-term debt                                                 372,725             420,124

     Less current installments                                                     29,398              23,274
                                                                           ----------------   ----------------

             Long-term debt, excluding current installments                     $ 343,327           $ 396,850
                                                                           ================   ================

     Borrowings under the revolving credit facility of $13.0 million at June 30, 2002 (none at March 31, 2002) bear interest at
     LIBOR plus 2.25%, or at an alternative base rate plus 0.75% or at the Federal funds rate plus 1.75%, depending upon the type of borrowing.  At June 30, 2002, the average interest rate under this credit facility was approximately 3.81% per annum.  All borrowings under this credit facility are secured by substantially all of the Company's assets and are due January 2005.

     On September 21, 2001, the Company executed an agreement for the settlement of certain equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility.  The borrowings under this term loan bear interest, payable semiannually, at LIBOR plus 3.75% or an alternative base rate.  At June 30, 2002, the interest rate under this facility was
     5.61%.  The borrowings under this facility are secured by substantially all of the Company's assets.

     Under the terms of some of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2002, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due beyond
     June 30, 2003 as long-term in the accompanying condensed consolidated financial statements.

8.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                             For the quarter ended
                                                                                    June 30,
                                                                      2002                           2001
                                                             ------------------------      -------------------------

      Basic earnings (loss) per share:
          Numerator - net earnings (loss)                             $  10,465                     $ (63,639)
          Denominator - weighted-average shares
           outstanding                                                   87,781                        89,931
                                                             ------------------------      -------------------------

               Basic earnings (loss) per share                        $    0.12                     $   (0.71)
                                                             ========================      =========================

      Diluted earnings (loss) per share:
          Numerator:
               Net earnings (loss)                                    $  10,465                     $ (63,639)
               Interest expense on convertible debt (net
               of tax benefit)                                            1,050                            --
                                                             ------------------------      -------------------------

                                                                      $  11,515                     $ (63,639)
                                                             ------------------------      -------------------------

                                                                             For the quarter ended
                                                                                    June 30,
                                                                      2002                           2001
                                                             ------------------------      -------------------------
          Denominator:

               Weighted-average shares outstanding                       87,781                        89,931

               Dilutive effect of common stock options
                 and warrants, as computed under the
                 treasury stock method                                    2,468                            --
               Dilutive effect of convertible debt, as
                 computed under the if-converted method
                                                                          9,589                            --
                                                             ------------------------      -------------------------
                                                                         99,838                        89,931
                                                             ------------------------      -------------------------
               Diluted earnings (loss) per share                      $    0.12                    $    (0.71)
                                                             ========================      =========================

     All stock options, stock warrants, equity forward contracts and convertible debt were excluded from the above calculations for the quarter ended June 30, 2001, because such items were antidilutive.  The equivalent share effect of convertible debt and the equivalent share effect of the common stock options and stock warrants excluded for the quarter ended June 30, 2001, were 5.8 million and 2.0 million, respectively.  Interest expense on convertible debt (net of income tax effect) excluded in computing diluted loss per share for the quarter ended June 30, 2001, was $0.9 million.

     At June 30, 2002, the Company had options and warrants outstanding providing for the purchase of approximately 19.5 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the quarter ended June 30, 2002, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                                      For the quarter ended
                                                                          June 30, 2002
                                                                  ------------------------------
             Excluded number of shares outstanding under
                 options and warrants                                         9,563

             Range of exercise prices                                    $17.49 - 62.06
                                                                  ==============================

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.6 million and $6.3 million, respectively, at June 30, 2002 and March 31, 2002.

10.  MAJOR CUSTOMERS

     No single customer accounted for more than 10% of revenue during the quarter ended June 30, 2002. During the quarter ended June
     30, 2001, the Company had one customer, Allstate Insurance Company, which accounted for $24.4 million (11.9%) of revenue.

11.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                                              For the quarter ended
                                                                                     June 30,
                                                                            2002                 2001
                                                                      ------------------  -------------------
        Revenue:
             Services                                                      $  169,369          $  149,427
             Data and Software Products                                        38,372              32,850
             IT Management                                                     56,461              52,966
             Intercompany eliminations                                        (38,796)            (30,205)
                                                                      ------------------  -------------------
                                                                           $  225,406          $  205,038
                                                                      ==================  ===================
        Income from operations:
             Services                                                      $   20,962          $  (13,040)
             Data and Software Products                                         2,670              (3,243)
             IT Management                                                      1,072                (278)
             Intercompany eliminations                                         (3,025)              3,243
             Corporate and other                                                    9             (79,458)
                                                                      ------------------  -------------------
                                                                           $   21,688          $  (92,776)
                                                                      ==================  ===================

     Substantially all of the nonrecurring charges incurred with the Restructuring Plan discussed in note 2 have been recorded in
     Corporate and other, since the Company does not hold individual segments responsible for these charges.  During the quarter ended June 30, 2002, the Company revised certain of its internal cost allocations to distribute substantially all recurring costs to the business segments.  Accordingly, the prior year's segment information has been restated to conform to the current year presentation.

12.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation on marketable securities classified as available-for-sale, was $6.0 million and $8.6 million at June 30, 2002 and
     March 31, 2002, respectively.  Comprehensive income (loss) was income of $12.2 million for the quarter ended June 30, 2002, and was a loss of $64.1 million for the quarter ended June 30, 2001.

13.  CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

14.  SUBSEQUENT EVENTS

     Effective August 12, 2002, the Company acquired the assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.  Management believes the acquired business will provide the Company with additional products and services and will support the Company's initiatives in the identification and security arena, including with governmental agencies. The aggregate purchase price of $35 million consisted of cash of $10 million (of which $7.5 million was paid at closing and $2.5 million is payable on October 1, 2002) and 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock valued at $14.5 million.  If the value of the 664,562 shares of common stock twelve months after the closing date is less than $10 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5 million.  If the value of those shares twelve months after the closing date is greater than $13 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5 million worth of common stock.  The Company has not yet completed the allocation of the purchase price to the net assets acquired.  The results of operations of this acquired business will be included in the Company's consolidated results from the date of acquisition. The acquired business generates annual revenues of approximately $14 million. The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are customer data integration ("CDI") technology, data content, database services, information technology
("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock,
Arkansas, with locations throughout the United States, and in the United Kingdom ("U.K."), France and Australia.

Results of Operations

For the quarter ended June 30, 2002, consolidated revenue was $225.4 million, reflecting a 10% increase from the previous year.
Adjusting 2001 for divested operations (see note 4 to the condensed consolidated financial statements), the increase in revenue was
16%. The increase in revenue for the quarter reflects increases in customer demand for Acxiom products and services and the layering effect of recognition of subscription revenue from contracts signed in current and prior quarters as the Company provides service.

The table below shows the Company's revenue by business segment for the quarters ended June 30, 2002 and 2001 (dollars in millions).

                                                                   June 30,
                                                             2002               2001               % Change
                                                       ----------------    ---------------    -----------------

  Services                                                    $169.4              $149.4           +13%
  Data and Software Products                                    38.4                32.8           +17
  IT Management                                                 56.4                53.0           + 7
  Intercompany eliminations                                    (38.8)              (30.2)          +28
                                                       ----------------    ---------------    -----------------
                                                              $225.4              $205.0           +10%
                                                       ================    ===============    =================

The Services segment, the Company's largest segment, provides data warehousing, list processing and consulting services to large corporations in a number of vertical industries.  Segment revenue of $169.4 million in the current quarter increased 13% over the prior year.  Excluding divested operations, this segment grew 21% as compared to the same quarter a year ago.  The increase in revenues year over year reflects increased customer demand and layering of contracts signed in current and prior quarters as discussed above.  The Company also experienced a return of some project-based revenue, primarily in the financial services industry, which some customers had previously delayed in the past three quarters.

The Data and Software Products segment provides data content and software primarily in support of the Services segment customers'
activities.  Segment revenue of $38.4 million during the quarter ended June 30, 2002 increased 17% as compared to the quarter ended
June 30, 2001. The increase in segment revenue as compared to the prior year amount is primarily attributable to an increase in data and data licenses sales.

The IT Management segment consists of outsourcing services primarily in the areas of data center, client server and network management.  IT Management segment revenue of $56.4 million in the June 30, 2002 quarter reflects an increase of 7% over the prior year's June quarter.  This increase is primarily attributable to additional outsourcing contracts signed over the last year.

Certain revenues, including certain data and software product revenue, are reported both as revenue in the segment which owns the customer relationship (generally the Services segment) as well as the Data and Software Products segment which owns the product
development, maintenance, sales support, etc.   These duplicate revenues are eliminated in consolidation.  The intercompany elimination increased 28% for the quarter, reflecting the increase in data and software product revenue recorded through the
Services segment.

The following table presents operating expenses for the quarters ended June 30, 2002 and 2001  (dollars in millions):

                                                                        June 30,
                                                                2002               2001             % Change
                                                            --------------    ---------------    ---------------

      Salaries and benefits                                      $ 74.8             $ 93.6            - 20%
      Computer, communications and other equipment
                                                                   63.0               81.7            - 23
      Data costs                                                   29.0               30.8            -  6
      Other operating costs and expenses                           37.4               46.4            - 19
      Gains, losses and nonrecurring items, net                    (0.5)              45.3            -101
                                                            --------------    ---------------    ---------------
                                                                 $203.7             $297.8            - 32%
                                                            ==============    ===============    ===============

Salaries and benefits for the quarter decreased 20% from the prior year.  This decrease is primarily attributable to the work force reductions that were a component of the restructuring plan discussed below and certain mandatory and voluntary salary reductions effective April 2001.  The Company's associates received stock options at the time of these mandatory and voluntary salary reductions.  The voluntary portion of the salary reduction was reinstated on April 1, 2002, and one-half of the involuntary portion of the salary reduction was reinstated August 1, 2002.  The remaining portion of the involuntary salary reduction is scheduled to be reinstated on November 1, 2002, contingent upon the Company achieving certain performance targets.  The net impact of reinstatement of the voluntary and involuntary salary reductions is expected to be approximately $16 million during fiscal 2003, of which approximately $9.5 million relates to the April voluntary reinstatement.

Computer, communications and other equipment costs decreased 23% over the same quarter in the prior year.  Adjusting for divested operations and for the additional depreciation and amortization taken during the quarter ended June 30, 2001, these costs increased
34%.  The increase reflects increases in leased data processing equipment and software amortization. Capitalized software, including purchased and internally developed, is evaluated for impairment on an annual basis, or when events or changes in circumstances indicate the carrying amount of the asset might not be recoverable.  At June 30, 2002, the Company's most recent impairment analysis of its software indicates that no impairment exists.  However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.

Data costs for the quarter decreased 6% from the prior year.  Decreases in data costs are primarily the result of lower Allstate
Insurance Company ("Allstate") business in the current quarter, offset in part by increases in data and data licenses sales.

Other operating costs and expenses for the quarter decreased by 19% compared to a year ago, primarily as a result of lower expenses for advertising (down 55%), travel and entertainment (down 23%), consulting costs (down 47%) and administrative costs (down 35%).
These lower expenses primarily reflect initiatives taken to reduce the Company's cost structure.

Gains, losses and nonrecurring items, net was a gain of $0.5 million for the current quarter as a result of the disposal of the remaining assets located in Spain, primarily tax loss carryforwards (see note 4 to the condensed consolidated financial statements).

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-cutting efforts, including workforce reductions, the sale and leaseback of a significant amount of its computer equipment, and certain other restructuring activities, asset impairments, and other adjustments and accruals.  The aggregate amount of these Restructuring Plan charges recorded by the Company totaled $45.3 million and is included in gains, losses and nonrecurring items, net for the quarter ended
June 30, 2001 (see note 2 to the condensed consolidated financial statements).  In addition, during the quarter ended June 30, 2001, the Company recorded accelerated depreciation and amortization and other charges of approximately $25.8 million on certain other assets that are no longer in service or were otherwise deemed impaired.

Income from operations for the quarter of $21.7 million increased $114.5 million from the prior year.  Excluding gains, losses and nonrecurring items, net; the accelerated depreciation and amortization discussed above; divested operations; and approximately $18 million of operating expenses incurred during the first quarter of the prior year that will not recur as a result of the
Restructuring Plan, operating income increased $26.1 million for the current quarter from a loss of $(4.9) million in the prior year quarter to income of $21.2 million in the current quarter.  Interest expense for the quarter of $5.3 million decreased from $6.7 million last year reflecting a combination of lower average debt levels this year and lower weighted-average interest rates.  Other, net decreased from $0.8 million expense in last year's first quarter to $9 thousand expense this year.  The current year includes interest income of $1.3 million, largely offset by losses from the Australian joint venture.

Earnings before income taxes of $16.4 million for the quarter increased $116.7 million over the same quarter a year ago.  Excluding the gains, losses and nonrecurring items, net from both years; excluding the accelerated depreciation and amortization recorded during the quarter ended June 30, 2001; excluding divested operations; and excluding approximately $18 million of operating expenses incurred during the first quarter of the prior year that will not recur as a result of the Restructuring Plan, the change from the prior year would have been an increase of approximately $27.1 million for the three months ended June 30, 2002 to earnings of $15.9 million from a loss of $(11.2) million for the quarter ended June 30, 2001.

The Company's effective tax rate was 36% in the current quarter and 36.6% in the prior year.  The Company currently expects its effective tax rate to remain at approximately 36% for fiscal 2003.  This estimate is based on current tax law and current estimates of earnings.

Basic and diluted earnings (loss) per share for the quarter was $0.12 compared to a loss of $(0.71) a year ago.  Excluding the special charges included in gains, losses and nonrecurring items, net; the accelerated depreciation and amortization recorded during the prior year; divested operations; and approximately $18 million of operating expenses incurred during the first quarter of the prior year that will not recur as a result of the Restructuring Plan, diluted earnings (loss) per share would have been a loss of
$(0.07) for the quarter ended June 30, 2001.

Capital Resources and Liquidity

Working capital at June 30, 2002 totaled $161.3 million compared to $182.6 million at March 31, 2002.  At June 30, 2002, the Company had available credit lines of $175 million of which $13.0 million was outstanding.  The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 39% at June 30, 2002, compared to 44% at March 31, 2002.  The decrease largely relates to strong cash flow during the current quarter and the payoff of the 5.25% convertible subordinated notes ("5.25%
Notes") in April 2002.  Included in long-term debt at both June 30, 2002 and March 31, 2002 are the 3.75% convertible notes in the amount of $175 million.  The conversion price for the convertible notes is $18.25 per share.  If the price of the Company's common stock increases above the conversion price, this debt may be converted to equity. Total stockholders' equity has increased to $530.1 million at June 30, 2002 from $510.9 million, primarily due to the net income reported during the current quarter and proceeds from the sale of common stock.

Cash provided by operating activities was $60.2 million for the quarter ended June 30, 2002, compared to $39.3 million used by operating activities for the same period in the prior year.  Operating cash flow was increased by $14.1 million in the current year, and was reduced by $28.7 million in the prior year due to the net change in operating assets and liabilities.  The change in the current period primarily reflects a refund of Federal income taxes received in June 2002 in the amount of approximately $40 million as a result of the utilization of Federal tax loss carrybacks.  Accounts receivable days sales outstanding of 72 days at June 30,
2002, compared to 63 days at March 31, 2002 and 75 days at June 30, 2001, increased primarily as a result of lower than expected collections at the end of June.

Investing activities used $15.6 million for the quarter ended June 30, 2002, compared to $27.0 million a year previously.  Investing activities in the current year include capitalized software development costs of $8.7 million ($5.9 million in 2001), capital expenditures of $1.9 million ($8.9 million in 2001) and $3.2 million of cost deferrals ($8.6 million in 2001).  Capitalized software costs in the current quarter include capitalization of the Company's recently announced new data products, new security products and
Acxiom's new customer data integration technology.  Capital expenditures decreased compared to the previous year due to measures the
Company initiated to control costs, as well as the Company's decision to generally lease equipment which is required to support customers to match cash inflows from customer contracts and cash outflows.  Deferral of costs, which are primarily salaries and benefits and other direct and incremental third party costs, are being amortized over the life of the related service agreement.
Deferral of costs in the prior year was higher due to capitalization under certain customer projects that have now been completed.
Investing activities during the current year also include advances made to fund certain investments and joint ventures operations of
$1.1 million, compared to $3.7 million in the prior year, and $0.8 million of cash paid in the current quarter for the acquisition of the Australian joint venture discussed below (net of cash acquired).

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL") whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the JV operations.  Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the JV's operating results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The JV purchase price, together with Acxiom's previously recorded investment in the JV, resulted in an excess of the purchase price over the fair value of net assets acquired of $5.8 million (see note 4 to these condensed consolidated financial statements).

With respect to certain of its investments, Acxiom has provided cash advances to fund losses and cash flow deficits of $1.1 million during the quarter ended June 30, 2002.  Although Acxiom has no commitment to continue to do so, the Company may continue to fund such losses and deficits until such time as certain of these investments become profitable.  Additionally, Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of its investments ($21.3 million at June 30, 2002).  Also, during the current quarter, the
Company recorded unrealized losses on certain of its investments as a component of other comprehensive income (loss) in the amount of $0.3 million, net of related income tax effect.  In the event that declines in the value of its investments continue, the Company may be required to record further unrealized losses as a component of other comprehensive income (loss) and/or "other than temporary" impairment as a charge to earnings.

Financing activities in the current year used $48.1 million, a large portion of which relates to net repayments of the Company's revolving credit facility and certain other of the Company's credit facilities. Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $6.2 million and $3.2 million, respectively, during the quarters ended June 30,
2002 and 2001.  Financing activities in the prior year provided $61.9 million primarily due to proceeds received from debt.

The Company has entered into certain synthetic operating lease facilities for computer equipment, furniture and an aircraft.  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  These synthetic lease arrangements provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements and better match inflows of cash from customer contracts to outflows related to lease payments. Lease terms under the computer equipment and furniture facility range from three to seven years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  Monthly payments under these facilities are approximately $4 million.  The Company's potential future purchase commitment over the next twelve months, should it elect to purchase the equipment upon expiration of the initial term, is approximately $12.9 million.

The lease term under the aircraft facility expires in January 2010, with the Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve month period (with a nominal purchase price being paid at the expiration of the renewal period) or return the aircraft in the condition and manner required by the lease.

As of June 30, 2002, the total amount drawn under these synthetic operating lease facilities was $177.5 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $76.0 million.  The Company has made aggregate payments of $86.1 million through June 30, 2002, and has a remaining commitment under these synthetic operating lease facilities of
$77.6 million payable over the next nine years.

The Company has also entered into a real estate synthetic lease arrangement with respect to a facility under construction in Little
Rock, Arkansas and land in Phoenix, Arizona.  This synthetic lease arrangement provides the Company with more desirable terms than other alternative construction financing options.  Under the arrangement, the Company has agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions.  The lessors have committed to fund up to a maximum of $45.8 million for the construction of the Little Rock building and acquisition of the land at both sites.  At June 30, 2002, the remaining amount of the commitment available from the lessors was approximately $9.4 million. The
Little Rock building is expected to cost approximately $30 to $35 million, including interest during construction, and is expected to be completed in October 2002. The impact of the leasing arrangement is expected to reduce operating cash flow by approximately $3 million per year over the term of the lease, which will be offset by reductions in current leased facilities. At any time during the term of the lease, Acxiom may, at its option, purchase the land and building for a price approximately equal to the amount expended by the lessors.  If the Company does not purchase the land and building, the Company has guaranteed a residual value of 87% of the construction costs or approximately $40 million at the end of the lease term.  During June 2002, the Financial Accounting Standards
Board ("FASB") issued an exposure draft entitled "Consolidation of Certain Special-Purpose Entities."  The provisions of this exposure draft, in its current form, could impact the Company's accounting for this real estate synthetic lease arrangement, as discussed in the New Accounting Pronouncements portion of this report.

For a full discussion of future cash obligations, including obligations under the synthetic lease arrangements discussed above, see
Item 7 of the Company's 2002 annual report on Form 10-K.

In connection with the construction of certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  The aggregate amount of the guarantees at June 30, 2002 was $5.8 million. The Company has not recorded the guarantee obligation or the underlying assets in the accompanying condensed consolidated financial statements.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should be noted, however, that the Company has spent considerable capital over recent years building the AbiliTec infrastructure.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the
Company also sells software and hardware to customers. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets.  We believe that our existing available debt and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.
Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary as a result of any material variance of our operating results from our projections or from potential future acquisitions, the Company could use available borrowing capacity under its revolving credit agreement, and/or the issuance of other debt or equity securities.
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

Other Information

No single customer accounted for more than 10% of revenue during the quarter ended June 30, 2002.  During the quarter ended June 30,
2001, the Company had one customer, Allstate, which accounted for $24.4 million (11.9%) of revenue.

Effective August 12, 2002, the Company acquired the assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.
Management believes the acquired business will provide the Company with additional products and services and will support the
Company's initiatives in the identification and security arena, including with governmental agencies.  The aggregate purchase price of $35 million consisted of cash of $10 million (of which $7.5 million was paid at closing and $2.5 million is payable on October 1,
2002) and 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock valued at
$14.5 million. If the value of the 664,562 shares of common stock twelve months after the closing date is less than $10 million, the

Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5 million.  If the value of those shares twelve months after the closing date is greater than $13 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5 million worth of common stock.  The Company has not yet completed the allocation of the purchase price to the net assets acquired.  The results of operations of this acquired business will be included in the Company's consolidated results from the date of acquisition.  The acquired business generates annual revenues of approximately $14 million. The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services.  The current term of the agreement expires in 2005. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by Trans Union to be elected to Acxiom's board of directors.  Trans
Union designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, Acxiom agreed to use its best efforts to cause two people designated by Trans Union to be elected to Acxiom's board of directors.  In addition to Mr. Gambill, Trans Union designated Robert A. Pritzker, an executive officer of
Marmon Industrial Corporation, who was appointed to fill a newly created position on Acxiom's board of directors in October 1994.
Mr. Pritzker was elected to serve a three-year term at the 1995 annual meeting and was elected to serve a second three-year term at the 1998 annual meeting.  Mr. Pritzker resigned from the board in May 2000, to attend to other business obligations. While these undertakings by Acxiom are in effect until the end of the current term of the agreement, Acxiom has been notified that Trans Union does not presently intend to designate another individual to serve as director.  During the quarter ended June 30, 2002, Acxiom recorded approximately $12.9 million in revenue from Trans Union.  All revenues received from Trans Union have been in accordance with the pricing terms established under the agreements.

Effective April 1, 2002, Acxiom and Trans Union entered into a marketing joint venture that will serve as a sales agent for both
parties for certain existing mutual clients.   The purpose of the joint venture is to provide these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and Trans Union, as well as any new products and services that may be agreed upon.  The parties have agreed to share equally the aggregate incremental increase (or
decrease) in revenue and direct expenses generated from any client supported by the joint venture.   If either party determines that
its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  The results of operations from this joint venture were not material for the quarter ended June 30, 2002.

New Accounting Pronouncements

The FASB currently has outstanding in exposure draft format, a proposed Statement of Financial Accounting Standards ("SFAS"),
"Accounting for Financial Instruments with Characteristics of Liabilities, Equity or Both."  This exposure draft, in its current form, could have a significant impact on the Company's accounting for its convertible debt obligations by requiring some amount of those convertible debt obligations to be classified as equity.  The issuance of a final SFAS is expected during fiscal 2003.  The
Company will continue to monitor the progress of this exposure draft and its potential impact on the Company's financial position and/or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
Technical Corrections."  Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon adoption, the
Company will reclassify all gains and losses from the extinguishment of debt previously reported as an extraordinary item to pretax earnings.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred.  SFAS No.
146 also nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

As previously discussed, the FASB issued an exposure draft in June 2002 entitled "Consolidation of Certain Special-Purpose
Entities."  Under the provisions of the exposure draft, the underlying assets, liabilities and results of activities of a large number of special-purpose entities ("SPE's") would be required to be consolidated into the financial statements of its primary beneficiary. Accordingly, Acxiom may be required to record on its consolidated balance sheet the underlying real estate asset and the related debt associated with the real estate synthetic lease arrangement discussed above should the exposure draft be issued in its current form. The provisions of the exposure draft, in its current form, would be effective and applied to all SPE's existing as of the beginning of the year of the first fiscal year or interim period beginning after March 15, 2003.  However, no final authoritative pronouncement has been issued and the exposure draft may change prior to issuance in its final form.  The Company will continue to monitor this exposure draft and the potential impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement and term note, which bear interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both June 30, 2002 and March 31, 2002, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           On September 20, 1999, the Company and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of Arkansas ("the Court").  The
           action alleges that the defendants violated Section 11 of the Securities Act of 1933 ("the 1933 Act") in connection with the July 23, 1999 public offering of 5,421,000 shares of the common stock of the Company.  In addition, the action seeks to assert liability against the Company Leader pursuant to Section 15 of the 1933 Act.  The action seeks to have a class certified of all purchasers of the stock sold in the public offering. Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations.  On March 29, 2001, the Court granted the defendants' motion to dismiss.  The plaintiffs appealed the decision to dismiss to the United States Court of Appeals for the Eighth Circuit.  On July 15, 2002, the Eighth Circuit upheld the Court's motion to dismiss.  Subsequent to the Eighth
           Circuit's decision, the plaintiffs have filed a petition for rehearing, which is currently pending

           The Company is involved in various other claims and litigation matters that arise in the ordinary course of the business.
           None of these, however, are believed to be material in their nature or scope.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this report:

                  10(h)    Acxiom Corporation Leadership Team Compensation Plan - Fiscal Year 2003

                  99.1     Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certification of Company Financial Operations Leader (principal financial officer) pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K

                  A report was filed on May 16, 2002, which reported that the Audit Committee of the Board of Directors of the
                  Company dismissed the Company's independent auditors, Arthur Andersen LLP, and engaged the services of KPMG LLP as its independent auditors, effective May 16, 2002.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

                                                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Acxiom Corporation

Dated:  August 14, 2002
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        ------------------------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this report:

                  10(h)    Acxiom Corporation Leadership Team Compensation Plan - Fiscal Year 2003

                  99.1     Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certification of Company Financial Operations Leader (principal financial officer) pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K

                  A report was filed on May 16, 2002, which reported that the Audit Committee of the Board of Directors of the
                  Company dismissed the Company's independent auditors, Arthur Andersen LLP, and engaged the services of KPMG LLP as its independent auditors, effective May 16, 2002.