Form 10-Q
period 2002-09-30
ACXIOM CORP
filed 2002-11-12
CIK 733269

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

                                                   Yes X    No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 4, 2002 was
89,207,662.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                                       INDEX
                                                REPORT ON FORM 10-Q
                                                SEPTEMBER 30, 2002

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2002 and March
                      31, 2002 (Unaudited)                                                          2

                 Condensed Consolidated Statements of Operations for the Three Months Ended
                      September 30, 2002 and 2001 (Unaudited)
                                                                                                    3

                 Condensed Consolidated Statements of Operations for the Six Months Ended
                      September 30, 2002 and 2001 (Unaudited)                                       4

                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                      September 30, 2002 and 2001 (Unaudited)                                       5

                 Notes to Condensed Consolidated Financial Statements                             6 - 15

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           16 - 30

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    31

             Item 4.  Controls and Procedures                                                       32

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             33

             Item 2.  Changes in Securities and Use of Proceeds                                     33

             Item 4.  Submission of Matters to a Vote of Security Holders                           34

             Item 6.  Exhibits and Reports on From 8-K                                              34

        Signature                                                                                   35

        Certifications                                                                           36 - 39

                                                             i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
                                                   (Dollars in thousands)

                                                                         September 30,                         March 31,
                                                                             2002                                2002
                                                                        ----------------                   ------------------
                               Assets
Current assets:
  Cash and cash equivalents                                            $         26,392                   $            5,676
  Trade accounts receivable, net                                                196,077                              185,579
  Deferred income taxes                                                          48,716                               48,716
  Refundable income taxes                                                             -                               41,652
  Other current assets                                                           82,160                               78,602
                                                                        ----------------                   ------------------

     Total current assets                                                       353,345                              360,225

Property and equipment, net of accumulated depreciation and
    amortization                                                                167,822                              181,775
Software, net of accumulated amortization                                        70,339                               61,437
Goodwill                                                                        215,515                              174,655
Purchased software licenses, net of accumulated amortization                    171,092                              169,854
Unbilled and notes receivable, excluding current portions                        27,178                               40,358
Deferred costs, net of accumulated amortization                                 118,725                              125,843
Other assets, net                                                                33,123                               42,687
                                                                        ----------------                   ------------------
                                                                       $      1,157,139                   $        1,156,834
                                                                        ================                   ==================

                Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                         34,352                               23,274
  Trade accounts payable                                                         27,522                               29,472
  Accrued expenses:
    Restructuring and impairment                                                  1,653                                3,022
    Payroll                                                                      12,581                               17,612
    Other                                                                        32,589                               43,176
  Income taxes                                                                    5,320                                    -
  Deferred revenue                                                               59,409                               61,114
                                                                        ----------------                   ------------------
    Total current liabilities                                                   173,426                              177,670
                                                                        ----------------                   ------------------

Long-term debt, excluding current installments                                  328,647                              396,850

Deferred income taxes                                                            78,213                               71,383

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                    8,925                                8,734
  Additional paid-in capital                                                    319,607                              281,355
  Retained earnings                                                             257,782                              231,791
  Accumulated other comprehensive loss                                           (6,758)                              (8,609)
  Treasury stock, at cost                                                        (2,703)                              (2,340)
                                                                        ----------------                   ------------------
  Total stockholders' equity                                                    576,853                              510,931
                                                                        ----------------                   ------------------
                                                                       $      1,157,139                   $        1,156,834
                                                                        ================                   ==================

See accompanying notes to condensed consolidated financial statements.

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                      (Dollars in thousands, except per share amounts)

                                                                                   For the Three Months Ended

                                                                                         September 30,

                                                                             2002                             2001
                                                                    ------------------------         ------------------------

Revenue                                                            $                235,396         $                215,204

Operating costs and expenses:
    Salaries and benefits                                                            75,050                           77,584
    Computer, communications and other equipment                                     63,829                           51,609
    Data costs                                                                       29,787                           29,921
    Other operating costs and expenses                                               43,197                           36,129
    Gains, losses and nonrecurring items, net                                        (4,102)                               -
                                                                    ------------------------         ------------------------
         Total operating costs and expenses                                         207,761                          195,243
                                                                    ------------------------         ------------------------
 Income from operations                                                              27,635                           19,961
                                                                    ------------------------         ------------------------
Other income (expense):
    Interest expense                                                                 (5,068)                          (7,213)
    Other, net                                                                        1,551                           (1,591)
                                                                    ------------- -----------         ------------------------
                                                                                     (3,517)                          (8,804)
                                                                    ------------------------         ------------------------
Earnings before income taxes                                                         24,118                           11,157

Income taxes                                                                          8,592                            4,128
                                                                    ------------------------         ------------------------
        Net earnings                                               $                 15,526         $                  7,029
                                                                    ========================         ========================
Earnings per share:

    Basic                                                          $                   0.18         $                   0.08
                                                                    ========================         ========================
    Diluted                                                        $                   0.17         $                   0.08
                                                                    ========================         ========================

See accompanying notes to condensed consolidated financial statements.

                                     ACXIOM CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                              (Dollars in thousands, except per share amounts)

                                                                            For the Six Months Ended

                                                                                 September 30,

                                                                         2002                      2001
                                                                   ------------------        -----------------

Revenue                                                           $          460,802        $         420,242

Operating costs and expenses:
    Salaries and benefits                                                    149,842                  171,132
    Computer, communications and other equipment                             126,855                  133,336
    Data costs                                                                58,731                   60,710
    Other operating costs and expenses                                        80,610                   82,537
    Gains, losses and nonrecurring items, net                                 (4,559)                  45,342
                                                                   ------------------        -----------------
        Total operating costs and expenses                                   411,479                  493,057
                                                                   ------------------        -----------------

Income (loss) from operations                                                 49,323                  (72,815)
                                                                   ------------------        -----------------
Other income (expense):
    Interest expense                                                         (10,395)                 (13,955)
    Other, net                                                                 1,542                   (2,382)
                                                                   ------------------        -----------------
                                                                              (8,853)                 (16,337)
                                                                   ------------------        -----------------
Earnings (loss) before income taxes                                           40,470                  (89,152)

Income taxes                                                                  14,479                  (32,542)
                                                                   ------------------        -----------------
        Net earnings  (loss)                                      $           25,991        $         (56,610)
                                                                   ==================        =================
Earnings (loss) per share:

    Basic                                                         $             0.29        $           (0.63)
                                                                   ==================        =================
    Diluted                                                       $             0.28        $           (0.63)
                                                                   ==================        =================

See accompanying notes to condensed consolidated financial statements.

                                             ACXIOM CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                   (Dollars in thousands)

                                                                                            For the Six Months Ended

                                                                                                 September 30,

                                                                                         2002                     2001
                                                                                   -----------------       -------------------

Cash flows from operating activities:
    Net earnings (loss)                                                           $          25,991       $           (56,610)
    Adjustments to reconcile net earnings (loss) to net cash provided by operations:
            Depreciation and amortization                                                    56,259                    65,871
            Loss (gain) on disposal or impairment of assets, net                                (51)                   45,639
            Deferred income taxes                                                             7,552                   (34,742)
            Changes in operating assets and liabilities:
                Accounts receivable                                                          (6,907)                    1,684
                Other assets                                                                 45,966                    28,220
                Accounts payable and other liabilities                                      (13,752)                  (11,750)
                Restructuring and impairment costs                                           (1,369)                   (8,292)
                                                                                   -----------------       -------------------
                    Net cash provided by operating activities                               113,689                    30,020
                                                                                   -----------------       -------------------
Cash flows from investing activities:
    Proceeds received from the disposition of assets                                            200                       127
    Proceeds received (used) from the disposition of operations                                 259                    (2,423)
    Capitalized software development costs                                                  (17,610)                  (11,399)
    Capital expenditures                                                                     (4,916)                   (8,789)
    Deferral of costs                                                                        (7,348)                  (26,702)
    Investments in joint ventures and other investments                                      (1,052)                   (5,747)
    Proceeds from sale and leaseback transaction                                              7,729                     1,964
    Net cash paid in acquisitions                                                            (8,272)                        -
                                                                                   -----------------       -------------------
                    Net cash used by investing activities                                   (31,010)                  (52,969)
                                                                                   -----------------       -------------------
Cash flows from financing activities:
    Proceeds from debt                                                                       82,516                   129,169
    Payments of debt                                                                       (156,700)                  (94,198)
    Sale of common stock, net of repurchases                                                 12,141                     6,461
    Payments on equity forward contracts                                                          -                   (23,547)
                                                                                   -----------------       -------------------
                    Net cash (used) provided by financing activities                        (62,043)                   17,885
                                                                                   -----------------       -------------------
Effect of exchange rate changes on cash                                                          80                         4
                                                                                   -----------------       -------------------

Net increase (decrease) in cash and cash equivalents                                         20,716                    (5,060)
Cash and cash equivalents at beginning of period                                              5,676                    14,176
                                                                                   -----------------       -------------------
Cash and cash equivalents at end of period                                        $          26,392       $             9,116
                                                                                   =================       ===================
Supplemental cash flow information:
    Cash paid (received) during the period for:
        Interest                                                                  $          13,453       $            11,333
        Income taxes                                                                       (40,281)                    12,783
    Noncash investing and financing activities:
        Note receivable received in exchange for sale of operations                             736                         -
        Issuance of warrants                                                                  1,317                         -
        Equity forward contracts settled through term note                                        -                    64,169
        Enterprise software licenses acquired under software obligation                       2,828                         -
        Acquisition of property and equipment under capital lease                             2,310                         -
                                                                                   =================       ===================

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant", "Acxiom" or "the
     Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "the
     Commission").  In the opinion of the Registrant's management, however, all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 21 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 2002 ("2002
     Annual Report"), as filed with the Commission on May 15, 2002. This report and the accompanying financial statements should be read in connection with the 2002 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2003.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof.  A discussion of the Company's significant accounting principles and the application thereof is included in note 1 and in Item 7, Management's Discussion and Analysis of Financial Condition and
     Results of Operations, to the Company's 2002 Annual Report.

     Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to April 1,
     2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  For
     the quarters ended September 30, 2002 and 2001, and for the six months ended September 30, 2002 and 2001, the Company recognized approximately $3.9 million and $4.9 million, respectively, and approximately $8.1 million and $10.0 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.

     Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings (loss) as previously reported.

2.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

     Restructuring and Impairment Charges

     On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-reduction efforts, including workforce reductions, the sale and leaseback of a significant amount of its computer equipment, and certain other restructuring activities, asset impairments and other adjustments and accruals totaling $45.3 million.  The charges recorded by the Company include a loss on the sale-leaseback transaction of $31.2 million; $8.3 million in associate-related reserves; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or impaired assets and transaction costs.  Additionally, the Company recorded accelerated depreciation and amortization of approximately $25.8 million during the quarter ended June 30, 2001, on certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired.

     Sale Leaseback Transaction

     On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of
     $31.2 million.  Simultaneous with the sale of this equipment, the Company agreed to lease the equipment under a capital lease from TIP for a period of thirty-six months.  The Company received $2.0 million of the sale proceeds from TIP during
     July 2001 and received an additional $4.0 million of the sales proceeds during December 2001.  On August 30, 2002, the
     Company amended its agreement with TIP whereby it reacquired from TIP certain equipment under the original sale and leaseback arrangement that had not previously been funded by TIP.  Simultaneous with this transaction, the Company entered into an agreement with Merrill Lynch Capital ("MLC") whereby a portion of the repurchased equipment under the amended TIP agreement was sold to MLC for net sales proceeds of $7.7 million.  The agreement with MLC also provides a leaseback provision, accounted for as a capital lease by the Company, whereby the Company is obligated to lease the equipment from MLC for a period of thirty-six months.

     Included in property and equipment at September 30, 2002 and March 31, 2002, is equipment of $8.6 million and $14.7 million, respectively, net of accumulated depreciation and amortization, related to the assets under these leaseback arrangements.
     Included in long-term debt at September 30, 2002 and March 31, 2002, are capital lease obligations under these leaseback arrangements in the amount of $12.2 million and $5.6 million, respectively.

     Montgomery Wards Bankruptcy

     During the fourth quarter of the year ended March 31, 2001, the Company recorded a charge totaling $34.6 million relating to the bankruptcy filing of Montgomery Ward ("Wards"), a significant customer of the Information Technology ("IT") Management segment, for the write-down of impaired assets and for certain ongoing obligations that have no future benefit to the
     Company.  As of June 30, 2001, the Company is no longer obligated to provide services to Wards.

     The following table shows the balances related to the Restructuring Plan and to Wards that were included in the restructuring and impairment accruals as of March 31, 2002 and the changes in those balances during the six months ended
     September 30, 2002 (dollars in thousands):

                                                  March 31,                September 30,
                                                    2002       Payments        2002
                                                  ---------    --------    -------------

            Associate-related reserves             $  600      $  (419)      $   181
            Contract termination costs              2,025         (823)        1,202
            Transaction costs and other accruals      397         (127)          270
                                                  ---------    --------    -------------
                                                   $3,022       $(1,369)      $1,653
                                                  =========    =========   =============

     The remaining accruals will be paid out over periods ranging up to three years.

     Other

     During the quarter ended June 30, 2000, the compensation committee ("the Committee") of the Company committed to pay in cash
     $6.3 million of "over-attainment" incentive that was attributable to results of operations in prior years.  This
     "over-attainment" was additional incentive to be paid in excess of the Company's normal at-risk incentive pay.  In accordance with the Company's over-attainment plan, the amount accrued was to be paid over a three-year period, assuming continued
     performance of the Company.  During the quarter ended September 30, 2001, the Company paid, and recorded as a reduction of the accrual, $2.2 million of the over-attainment incentive.  As of September 30, 2002, the Committee discontinued the over-attainment incentive and determined that the remaining accrual would not be paid under the over-attainment plan based on recent operating results.  Accordingly, the remaining accrual of $4.1 million was reversed through gains, losses and nonrecurring items, net, which is where the expense was originally recorded.

3.   ACQUISITIONS

     Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business was incorporated as
     Acxiom Information Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.  Management believes AISS will provide the Company with additional products and services and will support the Company's initiatives in the screening, identification and security areas.  The aggregate purchase price of $34.6 million consisted of cash of $10.0 million (of which $7.5 million was paid at closing and $2.5 million was paid on October 1, 2002), 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.  If the value of the 664,562 shares of common stock on August 12, 2003 (twelve months after the closing date) is less than $10.0 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5.0 million.  If the value of those shares on August 12, 2003 is greater than $13.0 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5.0 million worth of common stock.  The results of operations of AISS are included in the Company's consolidated results from the date of acquisition.
     The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

     Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL") whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the Australian operation.
     Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the
     Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The results of operations of the Australian business are included in the Company's condensed consolidated financial statements beginning
     June 1, 2002.  Prior to that time, the Company accounted for the Australian JV as an equity method investment.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.
     Management believes the Australian market is an important component of the Company's long-term global strategy.  Sole ownership of the Australian operation will enable the Company to more quickly and effectively capitalize on that opportunity.

     The following table shows the initial allocation of the Australian JV and the AISS purchase prices to assets acquired and liabilities assumed (dollars in thousands):

                                                                Australian JV          AISS
                                                                -------------       -----------

             Assets acquired:
                 Cash                                              $  592            $    --
                 Goodwill                                           5,828             32,275
                 Other current and noncurrent assets                3,047              3,118
                                                                -------------       -----------
                                                                    9,467             35,393

             Accounts payable and accrued expenses assumed          1,077                771
                                                                -------------       -----------

             Net assets acquired                                    8,390             34,622
                 Less:
                     Cash acquired                                    592                 --
                     Common stock issued                               --             10,525
                     Warrants issued for the purchase of
                          common stock                                 --             14,097
                     Previous investment in Australian JV           5,662                 --
                     Note payable                                   1,364              2,500
                                                                ------------       ------------

             Net cash paid                                         $  772            $ 7,500
                                                                ============       ============

4.   DIVESTITURES

     During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its
     United Kingdom operations located in Spain and Portugal. During the quarter ended June 30, 2002, the Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.  Gross proceeds from the sale of these operations were $15.9 million, consisting of cash of $6.8 million and notes receivable of $9.1 million.
     At September 30, 2002 and March 31, 2002, notes receivable relating to these transactions of $4.8 million and $5.2 million, respectively, are included in the accompanying condensed consolidated financial statements.  The Company recorded a gain associated with the disposition in Spain of $0.5 million during the six months ended September 30, 2002, including the write-off of $0.1 million of goodwill (see note 6).

     Effective July 31, 2002, the Company sold its print shop business located in Chatsworth, California.  Gross sales proceeds from the sale were $0.7 million, consisting entirely of notes receivable.  The gain on the sale of this print shop business, which includes the write-off of $0.1 million of goodwill (see note 6), was not material.

5.   OTHER CURRENT AND NONCURRENT ASSETS AND LIABILITIES

     Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $38.7 million and $38.4 million at September 30, 2002 and March 31, 2002, respectively.  Other current assets also include prepaid expenses, non-trade receivables and other miscellaneous assets of
     $43.5 million and $40.2 million at September 30, 2002 and March 31, 2002, respectively.

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                             September 30,      March 31,
                                                                                  2002             2002
                                                                             --------------     ---------
     Investments  in joint  ventures  and  other  investments,  net of
        unrealized loss on available-for-sale marketable securities             $19,496          $27,394
     Other, net                                                                  13,627           15,293
                                                                             --------------     ---------
                                                                                $33,123          $42,687
                                                                             ==============     =========

6.   GOODWILL

     The changes in the carrying amount of goodwill, by business segment, for the six months ended September 30, 2002, are as follows (dollars in thousands):

                                                       Data and
                                                       Software
                                         Services      Products    IT Management      Total
                                       -----------     --------    -------------   ----------

Balances at March 31, 2002              $ 97,833        $1,533       $75,289         $174,655
2002
Acquisitions (note 3)                     39,594            --            --           39,594
Divestitures (note 4)                        (84)           --          (131)            (215)
Foreign currency translation adjustment    1,481            --            --            1,481
                                       ----------      --------    -------------   ----------
Balances at September 30, 2002          $138,824        $1,533       $75,158         $215,515
                                       ==========      ========    =============   ==========

7.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                                       September 30,     March 31,
                                                                           2002            2002
                                                                       -------------     ---------

  Convertible subordinated notes due 2009; interest at 3.75%             $175,000       $ 175,000

  Software license liabilities payable over terms up to seven
      years; effective interest rates at approximately 6%                  84,300          88,444

  Term note, due 2005                                                      64,169          64,169

  Convertible subordinated notes, repaid April 2002                            --          62,589

   Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at
      approximately 8%; remaining terms up to fifteen years                26,665          18,878

  Other capital leases, debt and long-term liabilities                     12,865          11,044
                                                                       -------------      ---------
         Total long-term debt                                             362,999         420,124

  Less current installments                                                34,352          23,274
                                                                       -------------      ---------
         Long-term debt, excluding current installments                  $ 328,647       $396,850
                                                                       =============    ===========

     The Company maintains a revolving credit facility that provides for aggregate borrowings of up to $175 million.  Any future borrowings under this facility will bear interest at LIBOR plus 2.25%, or at an alternative base rate plus 0.75% or at the
     Federal funds rate plus 1.75%, depending upon the type of borrowing, are secured by substantially all of the Company's assets and are due January 2005.  There were no borrowings outstanding under this facility at either September 30, 2002 or
     March 31, 2002.

     On September 21, 2001, the Company executed an agreement for the settlement of certain equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility.  The borrowings under this term loan bear interest,

     payable semiannually, at LIBOR plus 3.75% or an alternative base rate.  At September 30, 2002, the interest rate under this facility was 5.61%.  The borrowings under this facility are secured by substantially all of the Company's assets.

     Under the terms of some of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2002, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due beyond September 30, 2003 as long-term in the accompanying condensed consolidated financial statements.

8.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share
     (in thousands, except per share amounts):

                                                For the quarter ended               For the six months ended
                                                     September 30,                        September 30,
                                                2002               2001             2002                2001
                                           ----------------   ---------------  -----------------   -----------------
    Basic earnings (loss) per share:
         Numerator - net earnings (loss)      $ 15,526          $   7,029         $ 25,991           $ (56,610)
         Denominator - weighted-average
           shares outstanding                   88,481             89,856           88,131              89,894
             outstanding
                                           ----------------   ---------------  -----------------   -----------------
                 Basic earnings (loss)
                   per share                  $   0.18          $    0.08         $   0.29           $   (0.63)
                                           ================   ===============  =================   =================

    Diluted earnings (loss) per share:
         Numerator:
             Net earnings (loss)              $ 15,526          $   7,029         $ 25,991           $ (56,610)
             Interest expense on
               convertible debt
               (net of tax benefit)              1,050                 --            2,100                  --
                                           ----------------   ---------------  -----------------   -----------------
                                              $ 16,576          $   7,029         $ 28,091           $ (56,610)
                                           ----------------   ---------------  -----------------   -----------------
          Denominator:
             Weighted-average shares
               outstanding                      88,481             89,856           88,131              89,894
             Dilutive effect of common
               stock options and warrants,
               as computed under the             2,354              1,264            2,411                  --
               treasury stock method
             Dilutive effect of
               convertible debt, as
               computed under the
               if-converted method               9,589                 --            9,589                  --
                                           ----------------   ---------------  -----------------   -----------------
                                               100,424             91,120          100,131              89,894
                                           ----------------   ---------------  -----------------   -----------------
                  Diluted earnings (loss)
                    per share                 $   0.17           $   0.08         $   0.28           $   (0.63)
                                           ================   ===============  =================   =================

     The equivalent share effect of the convertible debt was excluded from the above calculations for the quarter ended September
     30, 2001, and the equivalent share effect of all stock options, stock warrants, equity forward contracts and convertible debt were excluded from the above calculations for the six months ended September 30, 2001, because such items were antidilutive.  The equivalent share effect of convertible debt excluded for the quarter ended September 30, 2001 was 5.8 million, and the equivalent share effect of the convertible debt and the equivalent share effect of the common stock options and warrants excluded for the six months ended September 30, 2001, were 5.8 million and 1.6 million, respectively.  Interest expense on convertible debt (net of income tax effect) excluded in computing diluted earnings (loss) per share for the quarter and for the six months ended September 30, 2001, was $1.0 million and $1.9 million, respectively.

     At September 30, 2002, the Company had options and warrants outstanding providing for the purchase of approximately 22.0 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                      For the quarter ended                         For the six months ended
                                           September 30,                                 September 30,
                                   2002                   2001                   2002                    2001
                           ------------------     ------------------     --------------------    --------------------
   Excluded number of
     shares under options
     and warrants                 11,426                 13,929                 10,495                  11,641

   Range of exercise
     prices                  $16.45 - 62.06         $11.50 - 62.06          $16.45 - 62.06          $11.50 - 62.06
                           ==================     ==================     ====================    ====================

     The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized by the Company in the accompanying condensed consolidated statements of operations for any of the fixed stock options granted.  Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net earnings
     (loss) would have been reduced to the following pro forma amounts for the periods indicated (dollars in thousands, except per share amounts):

                                                     For the quarter ended             For the six months ended
                                                         September 30,                       September 30,
                                                      2002             2001               2002            2001
                                                 --------------   -------------      -------------   -------------

  Net earnings (loss)           As reported        $ 15,526          $ 7,029           $  25,991       $ (56,610)
                                                 ==============   =============      =============   =============

                                Pro forma          $ 12,942          $   (48)          $  20,683       $ (70,467)
                                                 ==============   =============      =============   =============

  Basic earnings (loss)         As reported        $   0.18          $  0.08           $    0.29       $   (0.63)
    per share
                                                 ==============   =============      =============   =============

                                Pro forma          $   0.15          $  0.00           $    0.23       $   (0.78)
                                                 ==============   =============      =============   =============

  Diluted earnings (loss)
    per share                   As reported        $   0.17          $  0.08           $    0.28       $   (0.63)
                                                 ==============   =============      =============   =============

                                Pro forma          $   0.14          $  0.00           $    0.23       $   (0.78)
                                                 ==============   =============      =============   =============

     Pro forma net earnings (loss) reflect only options granted after fiscal 1995.  Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of up to nine years and compensation cost for options granted prior to April 1, 1995 is not considered.

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.3 million at both September 30, 2002 and at March 31, 2002.

10.  MAJOR CUSTOMERS

     No single customer accounted for more than 10% of revenue during the quarter or the six months ended September 30, 2002.
     For the quarter and the six months ended September 30, 2001, the Company had one customer, Allstate Insurance Company, which accounted for $21.5 million (10.0%) and $45.9 million (10.9%), respectively, of revenue.

11.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                 For the quarter ended              For the six months ended
                                                     September 30,                        September 30,
                                                 2002              2001              2002              2001
                                           ----------------  ----------------  ----------------  -------------------
      Revenue:
           Services                           $178,893          $161,941          $348,262          $311,368
           Data and Software Products           45,059            39,633            83,431            72,483
           IT Management                        56,907            53,261           113,368           106,227
           Intercompany eliminations           (45,463)          (39,631)          (84,259)          (69,836)
                                           ----------------  ----------------  ----------------  -------------------
                                              $235,396          $215,204          $460,802          $420,242
                                           ================  ================  ================  ===================
      Income (loss) from operations:
           Services                           $ 25,042          $ 17,411          $ 46,004          $  4,371
           Data and Software Products            8,636             3,134            11,306              (109)
           IT Management                         2,386             1,758             3,458             1,480
           Intercompany eliminations            (8,429)           (2,342)          (11,454)              901
           Corporate and other                      --                --                 9           (79,458)
                                           ----------------  ----------------  ----------------  -------------------

                                              $ 27,635          $ 19,961          $ 49,323          $(72,815)

                                           ================  ================  ================  ===================

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

12.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation, net of reclassification adjustments, on marketable securities classified as available-for-sale, was
     $6.8 million and $8.6 million at September 30, 2002 and March 31, 2002, respectively.   Comprehensive income (loss) was
     $14.8 million and $7.7 million, respectively, for the quarters ended September 30, 2002 and 2001, and $27.8 million and
     $(56.4) million, respectively, for the six-month periods ended September 30, 2002 and 2001.

13.  CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Acxiom Corporation ("Acxiom", "Registrant" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are customer data integration ("CDI") technology, data content, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States, and in the United Kingdom ("U.K."), France
and Australia.

Results of Operations

For the quarter ended September 30, 2002, consolidated revenue was $235.4 million, reflecting a 9% increase from the previous year.  Adjusting the prior year for divested operations (see note 4 to the condensed consolidated financial statements), the increase in revenue was 12%.  Also excluding current year revenue from Acxiom Information Security Systems, Inc. ("AISS") and the
Company's Australian operations, which were acquired in the current year, the increase is 11%.  The increase in revenue for the quarter reflects increases in customer demand for Acxiom products and services and the layering effect of recognition of subscription revenue from contracts signed in current and prior quarters as the Company provides service.  For the six months ended September 30, 2002, consolidated revenue was $460.8 million, up 10% from the same period a year ago.  Again, adjusting 2001 for divested operations, the increase in consolidated revenue for the six-month period was 14%.  Excluding revenue from current year acquisitions, the increase is 13%.  Overall, revenue increased 21% for the quarter and 23% year to date in a group of industries that the Company has identified as "high opportunities": financial services, insurance, media, retail, automotive, governmental and travel and entertainment.  Revenue was down 5% for both the quarter and year to date in another group of industries including telecommunications, technology, health and other miscellaneous areas.

The table below shows the Company's revenue by business segment for the quarters and for the six months ended September 30, 2002 and 2001 (dollars in millions).

                                      For the quarter ended                         For the six months ended
                                          September 30,                                  September 30,
                                                             %                                                %
                               2002           2001         Change             2002           2001           Change
                           -----------    -----------    -----------      ------------    -----------     ----------

Services                     $ 178.9        $ 161.9        +10%             $ 348.3        $ 311.3            +12%
Data and Software Products      45.1           39.6        +14                 83.4           72.5            +15
IT Management                   56.9           53.3        + 7                113.4          106.2            + 7                                               7
Intercompany eliminations
  eliminations                 (45.5)         (39.6)       +15                (84.3)         (69.8)           +21
                           -----------    -----------    -----------      ------------    -----------     ----------
                             $ 235.4        $ 215.2        +9%              $ 460.8        $ 420.2            +10%
                           ===========    ===========    ===========      ============    ===========     ==========

The Services segment, the Company's largest segment, provides data warehousing, list processing and consulting services to large corporations in a number of vertical industries.  Segment revenue of $178.9 million in the current quarter increased 10% over the prior year.  Excluding divested operations, this segment grew 15% as compared to the same quarter a year ago.  For the six months ended September 30, 2002, the Services segment revenue increased 12% over the same period a year ago (17% increase after adjusting the prior year for divested operations).  Excluding both the divested operations and current year acquisitions, the revenue increases for the quarter and six months were 12% and 16%, respectively.  The increase in Services segment revenues year over year is generally due to increases in the "high opportunities" industries, partially offset by decreases in the telecommunications, technology, health and other miscellaneous industries as previously discussed.

The Data and Software Products segment provides data content and software primarily in support of the Services segment customers'
activities.  Segment revenue of $45.1 million during the quarter ended September 30, 2002 increased 14% as compared to the quarter ended September 30, 2001.  For the six-month period, Data and Software Products segment revenue was $83.4 million, an increase of 15% over the prior year.  The increase in segment revenue as compared to the prior year amount is primarily attributable to strong growth in software products (which includes AbiliTec-enabled services) and strategic data products including reference and analytics products, offset by declines in list products and enhancement data.

The IT Management segment consists of outsourcing services primarily in the areas of data center, client server and network management.  IT Management segment revenue of $56.9 million in the September 30, 2002 quarter reflects an increase of 7% over the prior year's September quarter.  IT Management revenue was up 7% as well for the six-month period to $113.4 million.  This increase for both the quarter and the six-month period is primarily attributable to additional outsourcing contracts signed over the last several quarters.

Certain revenues, including certain data and software product revenue, are reported both as revenue in the segment which owns the customer relationship (generally the Services segment) as well as the Data and Software Products segment which owns the product
development, maintenance, sales support, etc.   These duplicate revenues are eliminated in consolidation.  The intercompany elimination increased 15% for the quarter and 21% for the six-month period, reflecting the increase in data and software product revenue recorded through the Services segment.

The following table presents operating expenses for the quarters and for the six months ended September 30, 2002 and 2001
(dollars in millions):

                                         For the quarter ended                           For the six months ended
                                             September 30,                                     September 30,
                                                                  %                                                 %
                                   2002          2001           Change              2002            2001          Change
                               -----------    -----------     -----------       -----------    -------------    -----------

Salaries and benefits           $  75.1        $  77.6           - 3%            $ 149.8        $  171.1          - 12%
Computer, communications
   and other equipment             63.8           51.6           +24               126.9           133.4          -  5
Data costs                         29.8           29.9            --                58.8            60.7          -  3
Other operating costs
   and expenses                    43.2           36.1           +20                80.6            82.6          -  2
Gains, losses and
   non-recurring items, net        (4.1)            --            --                (4.6)           45.3          -110
                               -----------    -----------     ----------        -----------    -------------    -----------
                                $  207.8       $  195.2          + 6%            $  411.5       $   493.1         - 17%
                               ===========    ===========     ==========        ===========    =============    ===========

Salaries and benefits for the quarter decreased 3% from the prior year.  For the six months, salaries and benefits decreased
12%.  This decrease is primarily attributable to the work force reductions that were a component of the restructuring plan discussed below and certain mandatory and voluntary salary reductions effective April 2001.  The voluntary portion of the salary reduction was reinstated on April 1, 2002, and one-half of the involuntary portion of the salary reduction was reinstated August
1, 2002.  The remaining portion of the involuntary salary reduction was reinstated on November 1, 2002.  The net impact of reinstatement of the voluntary and involuntary salary reductions is expected to be approximately $16 million during fiscal 2003, of which approximately $6 million had been incurred during the six months ended September 30, 2002.  The Company is also continuing to benefit internally from the deployment of AbiliTec-enabled processing to control incremental headcount.

Computer, communications and other equipment costs for the quarter ended September 30, 2002 increased 24% over the same quarter in the prior year.  For the six months ended September 30, 2002, computer, communications and other equipment costs decreased 5%
over the prior year.  Adjusting for divested operations, current year acquisitions and accelerated depreciation and amortization and other charges of approximately $25.8 million taken during the prior year on other assets that are no longer in service or were otherwise deemed impaired, these costs increased 29% for the year-to-date period.  Although the year-over-year increase is
29%, as adjusted for the items discussed above, the increase from the quarter ended June 30, 2002 was only 1.3%.  Management believes the investments made during the past twelve months will enable the Company to become more efficient.

Capitalized software, including purchased and internally developed, is evaluated for impairment on an annual basis, or when events or changes in circumstances indicate the carrying amount of the asset might not be recoverable.  At September 30, 2002, the Company's most recent impairment analysis of its software indicates that no impairment exists.  However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.

Data costs for the quarter declined slightly as compared to the prior year.  For the six months, these costs decreased 3%.  The decrease in data costs is primarily the result of lower Allstate Insurance Company ("Allstate") business in the six-month period, offset in part by increases in data and data licenses sales.

Other operating costs and expenses for the quarter increased by 20% compared to the same quarter a year ago.  Adjusting for divested operations and current year acquisitions, these costs increased 21%.  For the six months ended September 30, 2002, other operating costs declined 2% as compared to the prior year, although these costs increased 5% after adjusting for divested operations, current year acquisitions and accelerated depreciation and amortization and other charges of approximately $25.8 million discussed above.  These costs increased year over year primarily as a result of increased postage and other mailing related costs, combined with slightly higher other operating expenses including travel and entertainment, administration and consulting related costs.

Gains, losses and nonrecurring items, net was a gain of $4.6 million for the current six-month period as a result of the disposal in the first quarter of the remaining assets located in Spain, which consisted primarily of tax loss carryforwards (see note 4 to the condensed consolidated financial statements) and the reversal in the second quarter of a $4.1 million accrual for
"over-attainment" incentives that will not be paid by the Company (see note 2 to the condensed consolidated financial statements).  Gains, losses and nonrecurring items, net for the six months ended September 30, 2001 was a loss of $45.3 million as a result of the restructuring plan announced on June 25, 2001 ("Restructuring Plan") (see note 2 to the condensed consolidated financial statements).

Income from operations for the current quarter was $27.6 million, compared to $20.0 million a year ago.  Excluding gains, losses and nonrecurring items, net, divested operations and current year acquisitions, the current quarter income from operations would have been $23.7 million as compared to the prior year amount, as adjusted, of $19.8 million.  For the six months ended September
30, 2002, income from operations of $49.3 million increased $122.1 million from the prior year.  Again, excluding gains, losses and nonrecurring items, net, divested operations and current year acquisitions, and also adjusting for the accelerated depreciation and amortization discussed above and approximately $18 million of operating expenses incurred during the first quarter of the prior year that did not recur as a result of the Restructuring Plan, operating income increased $30.9 million for the current six-month period from $14.9 million in the prior year to $45.8 million in the current year.

Interest expense for the quarter of $5.1 million ($10.4 million for the six-month period) decreased from $7.2 million during the same quarter last year ($14.0 million for the prior year six-month period), reflecting a combination of significantly lower average debt levels this year and lower weighted-average interest rates.  Other, net changed from $1.6 million expense in last year's second quarter to $1.6 million income in this year's second quarter primarily due to the consolidation of the Australian joint venture, which was recorded on the equity method in the prior year.  The current year income primarily includes interest income on notes receivable.  Other, net for the six months ended September 30, 2002 was income of $1.5 million, compared to expense of $2.4 million a year ago.

Earnings before income taxes of $24.1 million for the current quarter increased $13.0 million over the same quarter a year ago.
Excluding the gains, losses and nonrecurring items, net, the divested operations and current year acquisitions, earnings before income taxes would have been $20.2 million in the current quarter compared to $11.1 million in the prior year.  For the six months ended September 30, 2002, earnings before income taxes of $40.5 million increased $129.7 million over the prior period loss of $89.2 million.  Excluding the gains, losses and nonrecurring items, net, divested operations, current year acquisitions and excluding the accelerated depreciation and amortization discussed above and approximately $18 million of operating expenses incurred during the first quarter of the prior year that did not recur as a result of the Restructuring Plan, the change from the prior year would have been an increase of approximately $37.2 million for the six months ended September 30, 2002 to earnings of
$37.0 million from a loss of $0.2 million for the six months ended September 30, 2001.

The Company's effective tax rate was 35.6% in the current quarter and 35.8% for the current six-month period, compared to 37% for the prior year quarter and 36.5% in the six-month period ended September 30, 2001.  The Company currently expects an effective tax rate of approximately 36% for fiscal 2003.  This estimate is based on current tax law and current estimates of earnings.

Diluted earnings (loss) per share for the current quarter was $0.17 compared to $0.08 a year ago, and $0.28 for the current six-month period compared to $(0.63) a year ago.  Excluding the special charges included in gains, losses and nonrecurring items, net; the accelerated depreciation and amortization recorded during the prior year; divested operations; current year acquisitions; and approximately $18 million of operating expenses incurred during the first quarter of the prior year that did not recur as a result of the Restructuring Plan, diluted earnings per share would have been $0.14 for the current quarter and
$0.26 for the six months ended September 30, 2002, and would have been $0.08 for the prior year quarter and zero for the six months ended September 30, 2001.

Capital Resources and Liquidity

Working capital at September 30, 2002 totaled $179.9 million compared to $182.6 million at March 31, 2002.  At September 30,
2002, the Company had available credit lines under its revolving credit facility of $175 million of which none was outstanding.
The Company's debt-to-capital ratio (capital defined as long-term debt plus stockholders' equity) was 36% at September 30, 2002, compared to 44% at March 31, 2002 and 39% at June 30, 2002.  The decrease largely relates to strong cash flow during the current year.  Included in long-term debt at both September 30, 2002 and March 31, 2002, are the Company's 3.75% convertible notes in the amount of $175 million ("3.75% Notes").  The conversion price for the 3.75% Notes is $18.25 per share.  If the price of the
Company's common stock increases above the conversion price, the 3.75% Notes may be converted to equity.  Total stockholders'
equity has increased to $576.9 million at September 30, 2002 from $510.9 million at March 31, 2002, primarily due to the net income reported during the current six-month period, proceeds from the sale of common stock, and shares of common stock and warrants for the purchase of shares of common stock issued in connection with an acquisition discussed below.

Cash provided by operating activities was $113.7 million for the six months ended September 30, 2002, compared to $30.0 million
for the same period in the prior year.   The largest single component in the year-to-year change was net income of $26.0 million in the current year as compared to a loss of $56.6 million in the prior year.  Operating cash flow in the current period includes a refund of Federal income taxes received in June 2002 in the amount of approximately $40 million as a result of the utilization of Federal tax loss carrybacks.  Accounts receivable days sales outstanding were 70 days at September 30, 2002, compared to 72 days at June 30, 2002 and 63 days at March 31, 2002.

Investing activities used $31.0 million for the fiscal year-to-date period ended September 30, 2002, compared to $53.0 million a year previously.  Investing activities in the current year include capitalized software development costs of $17.6 million ($11.4 million in 2001), capital expenditures of $4.9 million ($8.8 million in 2001) and $7.3 million of cost deferrals ($26.7 million in 2001).  Capitalized software costs in the current year include capitalization of the Company's recently announced new data products, new security products and Acxiom's new customer data integration technology.  Capital expenditures decreased compared to the previous year due to measures the Company initiated to control costs, as well as the Company's decision to generally lease equipment which is required to support customers to match cash inflows from customer contracts and cash outflows.  Deferral of costs, which are primarily salaries and benefits and other direct and incremental third party costs, were higher in the prior year due to capitalization of equipment acquired in connection with customer solutions for which the customer has paid at inception of the contract.  The Company also defers revenue related to these transactions and amortizes both the deferred cost and deferred revenue over the life of the contract.  Investing activities during the current year also include advances made to fund certain investments and joint ventures operations of $1.1 million, compared to $5.7 million in the prior year, $8.3 million of cash paid (net of cash acquired) for acquisitions in the current year as discussed below, and $7.7 million of cash proceeds during the current year from a sale leaseback transaction discussed in note 2 to the accompanying condensed consolidated financial statements.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business was incorporated as
Acxiom Information Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.  Management believes AISS will provide the Company with additional products and services and will support the Company's initiatives in the screening, identification and security areas.  The aggregate purchase price of $34.6 million consisted of cash of $10.0 million (of which $7.5 million was paid at closing and $2.5 million was paid on October 1, 2002), 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.  If the value of the 664,562 shares of common stock on August 12, 2003 (twelve months after the closing date) is less than $10.0 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5.0 million.  If the value of those shares on August 12, 2003 is greater than $13.0 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5.0 million worth of common stock (see note 3 to the condensed consolidated financial statements).  Based on the closing price of the Company's common stock of $12.60 per share on October 31, 2002, the value of the 664,562 shares of common stock was $8.4 million.  Accordingly, had this adjustment to the purchase price been determined as of October 31, 2002, the Company would be required to pay Trans Union $1.6 million of additional cash consideration, which would be charged to additional paid-in capital.

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL") whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the Australian operation.  Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The Australian JV purchase price, together with Acxiom's previously recorded investment in the Australian JV, resulted in an excess of the purchase price over the fair value of net assets acquired of $5.8 million (see note 3 to the condensed consolidated financial statements).

With respect to certain of its investments, Acxiom has provided cash advances to fund losses and cash flow deficits of $1.1 million during the six months ended September 30, 2002.  Although Acxiom has no commitment to continue to do so, the Company may continue to fund such losses and deficits until such time as certain of these investments become profitable.  Additionally,
Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that
Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of its investments ($23.5 million at September 30, 2002, excluding the valuation allowance of $4.0 million for temporary impairment).  Also, during the current year, the Company recorded unrealized losses on certain of its investments as a component of other comprehensive income (loss) in the amount of $1.5 million, net of related income tax effect.  In the event that declines in the value of its investments continue, the Company may be required to record further unrealized losses as a component of other comprehensive income (loss) and/or "other than temporary"
impairment as a charge to earnings.

Financing activities in the current year used $62.0 million, a large portion of which relates to net repayments of the Company's revolving credit facility and certain other of the Company's credit facilities.  Financing activities in the prior year provided
$17.9 million primarily due to proceeds received from debt.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $12.1 million in the current year and $6.5 million during the prior year.  Additionally, during the prior year, the Company paid $23.5 million on certain equity forward contracts.

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

As of September 30, 2002, the total amount drawn under these synthetic operating lease facilities was $180.4 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $73.1 million.  The Company has made aggregate payments of $98.1 million through September 30, 2002.

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
The lessors have committed to fund up to a maximum of $45.8 million for the construction of the Little Rock building and acquisition of the land at both sites.  At September 30, 2002, the remaining amount of the commitment available from the lessors was approximately $7.7 million.  The Little Rock building is expected to cost approximately $30 to $35 million, including interest during construction, and is expected to be completed in December 2002.  The impact of the leasing arrangement is expected to reduce operating cash flow by approximately $3 million per year over the term of the lease, which will be partially offset by reductions in current leased facilities.  At any time during the term of the lease, Acxiom may, at its option, purchase the land and building for a price approximately equal to the amount expended by the lessors.  If the Company does not purchase the land and building, the Company has guaranteed a residual value of 87% of the land and construction costs or approximately $40 million at the end of the lease term.  During June 2002, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Consolidation of Certain Special-Purpose Entities."  The provisions of this exposure draft, in its current form, could impact the Company's accounting for this real estate synthetic lease arrangement, as discussed in the New Accounting
Pronouncements portion of this report.  However, management does not think this exposure draft will impact the Company's current accounting for the synthetic operating lease facilities for computer equipment, furniture and the aircraft.

The following table presents Acxiom's contractual cash obligations and purchase commitments at September 30, 2002 (dollars in thousands):

                                                   For the periods ending March 31,  (1)
                       -------------------------------------------------------------------------------------------------
                          2003          2004          2005          2006          2007        Thereafter        Total
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------

Long-term debt
                       $ 21,055       $ 23,375      $ 21,712      $ 76,781      $ 13,281       $ 206,795      $ 362,999
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------

Synthetic
  airplane lease            689          1,378         1,378         1,378         1,378           5,167         11,368
Synthetic equipment
  and furniture
  leases                 18,316         25,972         8,243         1,695           607             304         55,137
Synthetic real
  estate lease            1,500          3,000         3,000         1,500            --              --          9,000
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total synthetic
     leases              20,505         30,350        12,621         4,573         1,985           5,471         75,505

Equipment operating
  leases                 11,356         20,348        14,834         6,628         1,596              --         54,762
Building operating
  leases                  4,420          8,096         7,062         5,674         5,503          42,690         73,445
Partnerships
  building leases         1,187          2,373         2,301         2,084         2,084           4,665         14,694
Related party
  airplane lease            451            902           902           902           902           2,707          6,766
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total lease payments     37,919         62,069        37,720        19,861        12,070          55,533        225,172

Operating software
  license obligations     6,675         11,389         4,415         4,235            --              --         26,714
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total operating
  lease and software
  license obligations    44,594         73,458        42,135        24,096        12,070          55,533        251,886
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------

Total contractual
  cash obligations     $ 65,649       $ 96,833      $ 63,847     $ 100,877      $ 25,351       $ 262,328      $ 614,885
                       =========     =========     ==========    ==========    ==========     ===========    ===========

Purchase commitment
  on synthetic
  airplane lease             --             --            --            --            --           4,398          4,398
Purchase commitments
  on synthetic
  equipment and
  furniture leases        3,774         22,246         5,489         2,109         1,626              --         35,244
  leases
Purchase commitment
  on synthetic
  real estate lease          --             --            --        45,800            --              --         45,800
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total purchase
  commitments          $  3,774       $ 22,246       $  5,489     $ 47,909       $ 1,626        $  4,398        $85,442
                       =========     =========     ==========    ==========    ==========     ===========    ===========

(1)  Contractual cash obligations and purchase commitments for fiscal 2003 represent amounts for the period from October 1, 2002 through March 31, 2003.  All other years represent contractual cash obligations and purchase commitments for the twelve months ending March 31.

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

The following table shows certain other contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2002 (dollars in thousands):

             Residual value guarantee on related
                 party airplane lease                                         $  4,363
             Residual value guarantee on the
                 synthetic real estate lease                                    40,000
             Contingent cash payment on AISS
                 acquisition                                                     5,000
             Guarantees on certain partnerships'
                 indebtedness and other loans                                    5,715
             Outstanding letters of credit                                      10,658
                                                                           ===============

The total of the partnerships' indebtedness and other loans, of which the Company guarantees the portion noted above, is $14.1 million.

The related party airplane lease relates to an aircraft leased from a business partially owned by an officer of the Company.  The
Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should be noted, however, that the Company has spent considerable capital over recent years building the AbiliTec infrastructure.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the Company also licenses software and sells hardware to customers. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets.  Management believes that the Company's existing available debt and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from the Company's projections or from potential future acquisitions, the Company could use available borrowing capacity under its revolving credit agreement, and/or the issuance of other debt or equity securities.
However, no assurance can be given that the Company would be able to obtain funding through the issuance of other debt or equity securities at terms favorable to the Company, or that such funding would be available.

The Company has never paid cash dividends on its common stock.  It is possible that dividends may be declared in the future if the board of directors determines that conditions warrant the payment of dividends.  For the present, however, the Company intends to retain its earnings to provide funds for its current operations and for the continued expansion of its business.

Other Information

No single customer accounted for more than 10% of revenue during the quarter or the six months ended September 30, 2002.  The
Company had one customer, Allstate, which accounted for $21.5 million (10.0%) of revenue during the quarter ended September 30,
2001, and $45.9 million (10.9%) of revenue during the six months ended September 30, 2001.

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services.  The current term of the agreement expires in 2005.  In a 1992 letter agreement,
Acxiom agreed to use its best efforts to cause one person designated by Trans Union to be elected to Acxiom's board of directors.  Trans Union designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in
November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, Acxiom agreed to use its best efforts to cause two people designated by Trans Union to be elected to Acxiom's board of directors.  In addition to Mr. Gambill, Trans Union designated
Robert A. Pritzker, an executive officer of Marmon Industrial Corporation, who was appointed to fill a newly created position on
Acxiom's board of directors in October 1994.  Mr. Pritzker was elected to serve a three-year term at the 1995 annual meeting and was elected to serve a second three-year term at the 1998 annual meeting.  Mr. Pritzker resigned from the board in May 2000, to attend to other business obligations. While these undertakings by Acxiom are in effect until the end of the current term of the agreement, Acxiom has been notified that Trans Union does not presently intend to designate another individual to serve as director.  Acxiom recorded revenue from Trans Union of approximately $13.2 million for the quarter ended September 30, 2002 and approximately $25.8 million for the six months ended September 30, 2002.  All revenues received from Trans Union have been in accordance with the pricing terms established under the agreements.

Effective April 1, 2002, Acxiom and Trans Union entered into a marketing joint venture that will serve as a sales agent for both
parties for certain existing mutual clients.   The purpose of the joint venture is to provide these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and Trans
Union, as well as any new products and services that may be agreed upon.  The parties have agreed to share equally the aggregate
incremental increase (or decrease) in revenue and direct expenses generated from any client supported by the joint venture.   If
either party determines that its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  The results of operations from this joint venture were not material for the quarter or for the six months ended September 30, 2002.

New Accounting Pronouncements

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

In May 2002, the FASB issued an exposure draft entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others" as a proposed interpretation of SFAS No. 5, 57 and 107 ("Proposed
Interpretation").  Under the provisions of the Proposed Interpretation, a guarantor would be required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor would also be required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  The Proposed Interpretation, if issued as an authoritative pronouncement in its current form, would require the Company to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees, including any guarantees issued in connection with its synthetic equipment and real estate lease arrangements.  The provisions of the Proposed
Interpretation, in its current form, would be effective in the first interim period of the first fiscal year beginning after
September 15, 2002, as a cumulative effect of a change in accounting principle.  The Company will continue to monitor this
Proposed Interpretation and the potential impact to its consolidated financial statements.

As previously discussed, the FASB issued an exposure draft in June 2002 entitled "Consolidation of Certain Special-Purpose
Entities" ("Exposure Draft").  Under the provisions of the Exposure Draft, the underlying assets, liabilities and results of activities of a large number of special-purpose entities ("SPE's") would be required to be consolidated into the financial statements of its primary beneficiary.  Accordingly, the Company may be required to record the underlying real estate asset and related depreciation expense and the underlying debt and related interest expense associated with the real estate synthetic lease arrangement discussed above should the Exposure Draft be issued in its current form.  The provisions of the Exposure Draft, in its current form, would be effective and applied to all SPE's existing as of the beginning of the year of the first fiscal year or interim period beginning after March 15, 2003.  However, no final authoritative pronouncement has been issued and the Exposure
Draft may change prior to issuance in its final form.  The Company will continue to monitor this Exposure Draft and the potential impact on its consolidated financial statements.

In October 2002, the FASB issued an exposure draft entitled "Accounting for Stock-Based Compensation - Transition and Disclosure"
as an amendment of SFAS No. 123.  This exposure draft provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, it would require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The provisions of this exposure draft, in its current form, would be effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company will continue to monitor this exposure draft and its potential impact to the Company's consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement and term note, which bear interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both September 30, 2002 and March 31,
2002, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         As required under the Sarbanes-Oxley Act of 2002, within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the
         Registrant's Company Leader (Chief Executive Officer) and its Company Financial Operations Leader (Chief Financial
         Officer), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, the Registrant's Company Leader and its Company Financial Operations Leader concluded that the Company's disclosure controls and procedures were effective.

(b)      Changes in Internal Controls

         Except as discussed in the following paragraph, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

         On October 14, 2002, the Company retained Ernst & Young LLP ("E&Y") to "co-source" the management and operation of an internal audit function.  Under this "co-source" arrangement, both E&Y and the Company will provide management and staff for the internal audit function, under the direction of Company management.  On October 30, 2002, the audit committee of the board of directors approved this arrangement.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           On September 20, 1999, the Company and certain of its directors and officers were sued by an individual shareholder in a purported class action filed in the United States District Court for the Eastern District of Arkansas ("the
           Court").  The action alleges that the defendants violated Section 11 of the Securities Act of 1933 ("the 1933 Act") in
           connection with the July 23, 1999 public offering of 5,421,000 shares of the common stock of the Company.  In addition, the action seeks to assert liability against the Company Leader pursuant to Section 15 of the 1933 Act.  The action seeks to have a class certified of all purchasers of the stock sold in the public offering.  Two additional suits were subsequently filed in the same venue against the same defendants and asserting the same allegations.  On
           March 29, 2001, the Court granted the defendants' motion to dismiss.  The plaintiffs appealed the decision to dismiss to the United States Court of Appeals for the Eighth Circuit.  On July 15, 2002, the Eighth Circuit upheld the Court's motion to dismiss, and on September 11, 2002, the Eighth Circuit denied the plaintiff's petition for rehearing.

           The Company is involved in various other claims and litigation matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.

Item 2.    Changes in Securities and Use of Proceeds
           Effective August 12, 2002, the Company issued 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock valued at $14.1 million in partial consideration for the acquisition of certain assets of an employment screening business owned by Trans Union, a related party.  The warrants have a term of fifteen years and may be exercised at any time prior to August 12, 2017, for an exercise price of $16.32 per share.  A detailed description of this transaction is contained in Part I, Item 2, "Management's Discussion and Analysis of
           Financial Condition and Results of Operation - Liquidity and Capital Resources."  The shares and warrants issued to
           Trans Union were not registered under the Securities Act of 1933, but rather were issued in reliance upon the exemption from registration afforded by Section 4(2) thereof.  In relying on such exemption, the Company considered several factors including the sophistication of Trans Union, and the fact that Trans Union represented that it would hold the shares and warrants for investment purposes and not with a view to further public distribution.

 Item 4.    Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of the Company was held on August 7, 2002.  At the meeting, the shareholders voted on the following three proposals:

            1)    A proposal for the election of four directors - Voting results for each individual nominee were as follows:
                  General Wesley K. Clark, 79,392,941 votes for and 2,625,868 votes withheld; Mr. William T. Dillard, 79,221,025 votes for and 2,797,784 votes withheld; Mr. Harry C. Gambill, 68,023,314 votes for and 13,995,495 votes withheld; and Mr. Thomas F. (Mack) McLarty, III, 79,309,564 votes for and 2,709,245 votes withheld.  These four elected directors will serve with the other six Board members:  Dr. Ann Hayes Die, Mr. William J. Henderson, and Mr. Charles D. Morgan, whose terms will expire at the 2003 Annual Meeting and Mr. Rodger S. Kline, Mr.
                  Stephen M. Patterson, and Mr. James T. Womble, whose terms will expire at the 2004 Annual meeting.

            2)    A proposal to increase the number of shares available to be issued under the Company's 2000 Associate Stock
                  Option Plan by 2.0 million shares - Voting results for this proposal were as follows:  60,043,979 votes for;
                  21,581,304 votes against and 393,526 votes abstained.

            3)    A stockholder proposal regarding the independence of the Board of Directors' nominating committee - Voting results for this proposal were as follows:  21,973,808 votes for; 46,400,966 votes against; 422,807 votes abstained and 13,221,228 non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this Report:

                  10(a)  First Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2002.

                  10(b)  Second Amendment to Term Credit Agreement dated as of May 13, 2002 between Acxiom Corporation and JP
                         Morgan Chase Bank.

                  10(c)  Fifth Amendment to the Participation Agreement and certain operative agreements dated as of February 28,
                         2002.

                  10(d)  Sixth Amendment to the Participation Agreement and certain operative agreements dated as of May 13, 2002.

                  10(d)  Seventh Amendment to the Participation Agreement and certain operative agreements dated as of October 24,
                         2002.

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

                                                     Acxiom Corporation

Dated:  November 12, 2002
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        -----------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

                                                ACXIOM CORPORATION AND SUBSIDIARIES

                                                           CERTIFICATION

I, Charles D. Morgan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Acxiom Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002
                                                     By:      /s/ Charles D. Morgan
                                                        --------------------------------------------------
                                                              (Signature)
                                                              Charles D. Morgan
                                                              Company Leader
                                                              (principal executive officer)

                                               ACXIOM CORPORATION AND SUBSIDIARIES

                                                          CERTIFICATION

I, Jefferson D. Stalnaker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Acxiom Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        -----------------------------------------
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
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this Report:

                  10(a)  First Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2002.

                  10(b)  Second Amendment to Term Credit Agreement dated as of May 13, 2002 between Acxiom Corporation and JP
                         Morgan Chase Bank.

                  10(c)  Fifth Amendment to the Participation Agreement and certain operative agreements dated as of February 28,
                         2002.

                  10(d)  Sixth Amendment to the Participation Agreement and certain operative agreements dated as of May 13, 2002.

                  10(d)  Seventh Amendment to the Participation Agreement and certain operative agreements dated as of October 24,
                         2002.

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

                  Not applicable