Form 10-Q
period 2002-12-31
ACXIOM CORP
filed 2003-02-11
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

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

                                                               Yes X No

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                                               Yes X No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of January 31, 2003 was 89,046,851.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                           DECEMBER 31, 2002

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31,
                      2002 (Unaudited)                                                              2

                 Condensed Consolidated Statements of Operations for the Three Months Ended
                      December 31, 2002 and 2001 (Unaudited)
                                                                                                    3

                 Condensed Consolidated Statements of Operations for the Nine Months Ended
                      December 31, 2002 and 2001 (Unaudited)
                                                                                                    4

                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                      December 31, 2002 and 2001 (Unaudited)
                                                                                                    5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                                                  6 - 15

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           16 - 29

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk
                                                                                                    30

             Item 4.  Controls and Procedures                                                       30

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             31

             Item 6.  Exhibits and Reports on Form 8-K                                              31

        Signature                                                                                   32

        Certifications                                                                           33 - 36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         ACXIOM CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                               (Dollars in thousands)

                                                                          December 31,                March 31,
                                                                              2002                       2002
                                                                     -----------------------     ---------------------
                            Assets
Current assets:
  Cash and cash equivalents                                         $                66,402     $               5,676
  Trade accounts receivable, net                                                    194,066                   185,579
  Deferred income taxes                                                              48,716                    48,716
  Refundable income taxes                                                             2,926                    41,652
  Other current assets                                                               70,475                    78,602
                                                                     -----------------------     ---------------------
     Total current assets                                                           382,585                   360,225

Property and equipment, net of accumulated depreciation and
    amortization                                                                    171,727                   181,775
Software, net of accumulated amortization                                            73,145                    61,437
Goodwill                                                                            220,811                   174,655
Purchased software licenses, net of accumulated amortization                        168,696                   169,854
Unbilled and notes receivable, excluding current portions                            25,344                    40,358
Deferred costs, net of accumulated amortization                                     116,024                   125,843
Other assets, net                                                                    30,062                    42,687
                                                                     -----------------------     ---------------------
                                                                    $             1,188,394     $           1,156,834
                                                                     =======================     =====================

             Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                             32,021                    23,274
  Trade accounts payable                                                             26,403                    29,472
  Accrued expenses:
    Restructuring and impairment                                                      1,249                     3,022
    Payroll                                                                          11,485                    17,612
    Other                                                                            37,595                    43,176
  Deferred revenue                                                                   63,527                    61,114
                                                                     -----------------------     ---------------------
    Total current liabilities                                                       172,280                   177,670
                                                                     -----------------------     ---------------------

Long-term debt, excluding current installments                                      326,533                   396,850

Deferred income taxes                                                                94,691                    71,383

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                        8,944                     8,734
  Additional paid-in capital                                                        322,032                   281,355
  Retained earnings                                                                 277,319                   231,791
  Accumulated other comprehensive loss                                               (5,315)                   (8,609)
  Treasury stock, at cost                                                            (8,090)                   (2,340)
                                                                     -----------------------     ---------------------
  Total stockholders' equity                                                        594,890                   510,931
                                                                     -----------------------     ---------------------
                                                                    $             1,188,394     $           1,156,834
                                                                     =======================     =====================

See accompanying notes to condensed consolidated financial statements.

                                       ACXIOM CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                (Dollars in thousands, except per share amounts)

                                                                             For the Three Months Ended
                                                                                     December 31,

                                                                          2002                       2001
                                                                   --------------------      ---------------------

Revenue                                                           $            257,961      $             220,543

Operating costs and expenses:
    Salaries and benefits                                                       80,474                     74,121
    Computer, communications and other equipment                                69,066                     53,604
    Data costs                                                                  28,748                     27,793
    Other operating costs and expenses                                          48,457                     39,386
    Gains, losses and nonrecurring items, net                                     (521)                    (1,059)
                                                                   --------------------      ---------------------
        Total operating costs and expenses                                     226,224                    193,845
                                                                   --------------------      ---------------------
Income from operations                                                          31,737                     26,698
                                                                   --------------------      ---------------------
Other income (expense):
    Interest expense                                                            (5,088)                    (7,767)
    Other, net                                                                   1,064                     (1,029)
                                                                   --------------------      ---------------------
                                                                                (4,024)                    (8,796)
                                                                   --------------------      ---------------------
Earnings before income taxes                                                    27,713                     17,902

Income taxes                                                                     8,176                      6,624
                                                                   --------------------      ---------------------
        Net earnings                                              $             19,537      $              11,278
                                                                   ====================      =====================
Earnings per share:

    Basic                                                         $               0.22      $                0.13
                                                                   ====================      =====================
    Diluted                                                       $               0.20      $                0.13
                                                                   ====================      =====================

See accompanying notes to condensed consolidated financial statements.

                                  ACXIOM CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                           (Dollars in thousands, except per share amounts)

                                                                     For the Nine Months Ended
                                                                            December 31,

                                                                   2002                    2001
                                                            --------------------    --------------------

Revenue                                                    $            718,763    $            640,785

Operating costs and expenses:
    Salaries and benefits                                               230,316                 245,253
    Computer, communications and other equipment                        195,921                 186,940
    Data costs                                                           87,478                  88,503
    Other operating costs and expenses                                  129,067                 121,922
    Gains, losses and nonrecurring items, net                            (5,081)                 44,283
                                                            --------------------    --------------------
        Total operating costs and expenses                              637,701                 686,901
                                                            --------------------    --------------------
Income (loss) from operations                                            81,062                 (46,116)

Other income (expense):
    Interest expense                                                    (15,485)                (21,722)
    Other, net                                                            2,607                  (3,412)
                                                            --------------------    --------------------
                                                                        (12,878)                (25,134)
                                                            --------------------    --------------------
Earnings (loss) before income taxes                                      68,184                 (71,250)

Income taxes                                                             22,656                 (25,918)
                                                            --------------------    --------------------
        Net earnings  (loss)                               $             45,528    $            (45,332)
                                                            ====================    ====================
Earnings (loss) per share:

    Basic                                                  $               0.51    $              (0.51)
                                                            ====================    ====================
    Diluted                                                $               0.49    $              (0.51)
                                                            ====================    ====================

See accompanying notes to condensed consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                                   For the Nine Months Ended
                                                                                          December 31,

                                                                                  2002                    2001
                                                                           -------------------     -------------------

Cash flows from operating activities:
    Net earnings (loss)                                                   $            45,528     $           (45,332)
    Adjustments to reconcile net earnings (loss) to net cash provided by operations:
            Depreciation and amortization                                              88,354                  91,991
            Loss (gain) on disposal or impairment of assets, net                          (39)                 45,617
            Deferred income taxes                                                      23,923                 (26,242)
            Income tax benefit of stock options exercised                                 157                       -
            Changes in operating assets and liabilities:
                Accounts receivable                                                    (4,041)                 11,911
                Other assets                                                           53,803                  25,691
                Accounts payable and other liabilities                                (15,232)                 (2,348)
                Restructuring and impairment costs                                     (1,772)                (10,775)
                                                                           -------------------     -------------------
                    Net cash provided by operating activities                         190,681                  90,513
                                                                           -------------------     -------------------
Cash flows from investing activities:
    Proceeds received from the disposition of operations                                  451                   7,486
    Proceeds received from the disposition of assets                                      200                     127
    Capitalized software development costs                                            (26,336)                (17,231)
    Capital expenditures                                                              (10,809)                (11,401)
    Deferral of costs                                                                 (11,144)                (40,779)
    Investments in joint ventures and other investments                                (1,052)                 (7,228)
    Proceeds from sale and leaseback transaction                                        7,729                   5,999
    Net cash paid in acquisitions                                                     (14,105)                      -
                                                                           -------------------     -------------------
                    Net cash used by investing activities                             (55,066)                (63,027)
                                                                           -------------------     -------------------
Cash flows from financing activities:
    Proceeds from debt                                                                 82,516                 149,986
    Payments of debt                                                                 (168,483)               (175,400)
    Sale of common stock                                                               14,353                   8,631
    Acquisition of treasury stock                                                      (3,399)                      -
    Payments on equity forward contracts                                                    -                 (23,547)
                                                                           -------------------     -------------------
                    Net cash used by financing activities                             (75,013)                (40,330)
                                                                           -------------------     -------------------
Effect of exchange rate changes on cash                                                   124                     (15)
                                                                           -------------------     -------------------
Net increase (decrease) in cash and cash equivalents                                   60,726                 (12,859)
Cash and cash equivalents at beginning of period                                        5,676                  14,176
                                                                           -------------------     -------------------
Cash and cash equivalents at end of period                                $            66,402     $             1,317
                                                                           ===================     ===================
Supplemental cash flow information:
    Cash paid (received) during the period for:
        Interest                                                          $            17,428     $            20,711
        Income taxes                                                                  (40,420)                 12,659
    Noncash investing and financing activities:
        Notes payable, common stock and warrants issued for acquisitions               28,486                       -
        Notes receivable received in exchange for sale of operations                    1,326                   8,151
        Issuance of warrants                                                            1,317                       -
        Equity forward contracts settled through term note                                  -                  64,169
        Enterprise software licenses acquired under software obligation                 2,828                   3,491
        Acquisition of property and equipment under capital lease                       9,645                       -
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

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                       (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant", "Acxiom"
     or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     ("SEC" or "the Commission").  In the opinion of the Registrant's management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 21 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's annual report on Form
     10-K for the fiscal year ended March 31, 2002 ("2002 Annual Report"), as filed with the Commission on May 15, 2002.
     This report and the accompanying condensed consolidated financial statements should be read in connection with the
     2002 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2003.

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

     Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to
     April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial
     Statements."  For the quarters ended December 31, 2002 and 2001, and for the nine months ended December 31, 2002 and 2001, the Company recognized approximately $2.9 million and $4.7 million, respectively, and approximately $11.0 million and $14.8 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.

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
     Simultaneous with this transaction, the Company entered into an agreement with Merrill Lynch Capital ("MLC")
     whereby a portion of the repurchased equipment under the amended TIP agreement was sold to MLC for net sales proceeds of $7.7 million.  The agreement with MLC also provides a leaseback provision, accounted for as a capital lease by the Company, whereby the Company is obligated to lease the equipment from MLC for a period of thirty-six months.  The Company did not record any gain or loss on the sale and leaseback transaction with MLC.

     Included in property and equipment at December 31, 2002 and March 31, 2002, is equipment of $7.4 million and $14.7 million, respectively, net of accumulated depreciation and amortization, related to the assets under these leaseback arrangements.  Included in long-term debt at December 31, 2002 and March 31, 2002, are capital lease obligations under these leaseback arrangements in the amount of $10.9 million and $5.6 million, respectively.

     Montgomery Wards Bankruptcy
     During the fourth quarter of the year ended March 31, 2001, the Company recorded a charge totaling $34.6 million relating to the bankruptcy filing of Montgomery Ward ("Wards"), a significant customer of the Information
     Technology ("IT") Management segment, for the write-down of impaired assets and for certain ongoing obligations that have no future benefit to the Company.  As of June 30, 2001, the Company was no longer obligated to provide services to Wards.  During the quarter ended December 31, 2002, the Company received a payment from the Wards bankruptcy trustee in the amount of $0.5 million.  This payment was recorded through gains, losses and nonrecurring items where the expense was originally recorded.  Any future recovery from the bankruptcy will also be recorded in gains, losses and nonrecurring items.

     The following table shows the balances related to the Restructuring Plan and to Wards that were included in the restructuring and impairment accruals as of March 31, 2002 and the changes in those balances during the nine months ended December 31, 2002 (dollars in thousands):

                                                   March 31,                          December 31, 2002
                                                      2002            Payments
                                                  -------------    ---------------    -------------------
                                                  -------------    ---------------    -------------------

                    Associate-related reserves     $    600             $ (600)       $          -
                    Contract termination costs        2,025             (1,037)                988
                    Transaction costs and other
                         accruals                       397               (136)                261
                                                  -------------    ---------------    -------------------
                                                  -------------    ---------------    -------------------

                                                    $ 3,022            $(1,773)            $ 1,249
                                                  =============    ===============    ===================

     The remaining accruals will be paid out over periods ranging up to three years.

     Other
     During the quarter ended June 30, 2000, the compensation committee ("the Committee") of the Company committed to pay in cash $6.3 million of over-attainment incentive ("Incentive") that was attributable to results of operations in prior years.  This Incentive was to be paid in excess of the Company's normal at-risk incentive pay.  In accordance with the Company's Incentive plan, the amount accrued was to be paid over a three-year period, assuming continued performance of the Company.  During the quarter ended September 30, 2001, the Company paid, and recorded as a reduction of the accrual, $2.2 million of the Incentive.  During the quarter ended September 30, 2002, the
     Committee discontinued the Incentive and determined that the remaining accrual would not be paid under the
     Incentive plan based on recent operating results.  Accordingly, the remaining accrual of $4.1 million was reversed through gains, losses and nonrecurring items during the quarter ended September 30, 2002, which is where the expense was originally recorded.

3.   ACQUISITIONS

     Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
     Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that includes up to $2.4 million of additional cash currently in escrow, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  At December 31, 2002, the $2.4 million escrowed cash is included in cash and cash equivalents on the condensed consolidated balance sheet.  The amount of contingent consideration, if any, payable by the Company to the sellers should be determined during the first two quarters of the Company's
     2004 fiscal year.  The results of operations of Toplander are included in the Company's consolidated results from the date of acquisition.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

     Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business was incorporated as Acxiom Information Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.  Management believes AISS will provide the Company with additional products and services and will support the Company's initiatives in the screening, identification and security areas.  The aggregate purchase price of $34.8 million consisted of cash of $7.5 million paid at closing, a note of $2.5 million paid in October
     2002, additional cash of $0.2 million paid in October 2002 as a result of purchase price adjustments, 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.  If the value of the 664,562 shares of common stock on August
     12, 2003 (twelve months after the closing date) is less than $10.0 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5.0 million.  If the value of those shares on August 12, 2003 is greater than $13.0 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5.0 million worth of common stock.  The results of operations of AISS are included in the Company's consolidated results from the date of acquisition.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

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

     The following table shows the allocation of the Australian JV and the AISS purchase prices and the initial allocation of the Toplander purchase price to assets acquired and liabilities assumed (dollars in thousands):

                                                 Australian JV              AISS                Toplander
                                              -------------------    -----------------    ---------------------

        Assets acquired:
            Cash                                 $     592             $         -          $         -
            Goodwill                                 6,995                  32,438                4,618
            Other current and noncurrent
                assets                               2,575                   3,513                1,392
                                              -------------------    -----------------    ---------------------
                                                    10,162                  35,951                6,010
        Accounts payable and accrued
            expenses assumed                         1,077                   1,096                  410
                                              -------------------    -----------------    ---------------------
        Net assets acquired                          9,085                  34,855                5,600
            Less:
                Cash acquired                          592                       -                    -
                Common stock issued                      -                  10,525                    -
                Warrants issued for the
                     purchase of common
                     stock                               -                  14,097                    -
                Previous investment in
                     Australian JV                   6,357                       -                    -
                Note payable                         1,364                   2,500                    -
                                              -------------------    -----------------    ---------------------
        Net cash paid                            $     772               $   7,733            $   5,600
                                              ===================    =================    =====================

     The initial purchase price allocation for Toplander does not include the $2.4 million of cash placed in escrow pursuant to the purchase agreement, nor does it include the other contingent consideration of warrants or common stock.  The initial purchase price allocation is subject to adjustment based on the Company's final determination of the fair values of the assets acquired and liabilities assumed, as well as the ultimate payment of the contingent consideration, if any.

4.   DIVESTITURES

     During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its United Kingdom operations located in Spain and Portugal. During the quarter ended June 30, 2002, the Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.
     Effective July 31, 2002, the Company sold its print shop business located in Chatsworth, California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million.  At December 31, 2002 and March 31, 2002, notes receivable relating to these transactions of $5.6 million and $5.2 million, respectively, are included in the accompanying condensed consolidated financial statements.  The Company recorded a gain associated with the disposition in Spain of $0.5 million during the quarter ended June 30, 2002, including the write-off of $0.1 million of goodwill (see note 6).
     The gain on the sale of the print shop business, which includes the write-off of $0.1 million of goodwill (see note
     6), was not material.

5.   OTHER CURRENT AND NONCURRENT ASSETS

     Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $34.5 million and $38.4 million at December 31, 2002 and March 31, 2002, respectively.  Other current assets also include prepaid expenses, non-trade receivables and other miscellaneous assets of $36.0 million and $40.2 million at December 31, 2002 and March 31, 2002, respectively.

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                                 December 31,          March 31,
                                                                                     2002                 2002
                                                                             ------------------     ---------------
     Investments in joint ventures and other investments, net of
        unrealized loss on available-for-sale marketable securities                 $ 20,034             $ 27,394
     Other, net                                                                       10,028               15,293
                                                                             ------------------     ---------------
                                                                                    $ 30,062             $ 42,687
                                                                             ==================     ===============

6.   GOODWILL

     The changes in the carrying amount of goodwill, by business segment, for the nine months ended December 31, 2002, are as follows (dollars in thousands):

                                                              Data and
                                                              Software           IT Management
                                           Services           Products                                    Total
                                         -------------    -----------------    ------------------    ----------------
                                         -------------    -----------------    ------------------    ----------------

Balances at March 31, 2002                 $  97,833              $1,533             $  75,289          $  174,655
Acquisitions (note 3)                         39,433               4,618                     -              44,051
Divestitures (note 4)                            (84)                  -                  (131)               (215)
Foreign currency translation adjustment
                                               2,320                   -                     -               2,320
                                         -------------    -----------------    ------------------    ----------------
                                         -------------    -----------------    ------------------    ----------------

Balances at December 31, 2002              $ 139,502              $6,151             $  75,158          $  220,811
                                         =============    =================    ==================    ================

7.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                                       December 31, 2002       March 31, 2002
                                                                       --------------------   ----------------

  Convertible subordinated notes due 2009; interest at 3.75%                 $ 175,000             $ 175,000

  Software license liabilities payable over terms up to seven years;
      effective interest rates at approximately 6%                              76,702                88,444

  Term note, due 2005                                                           64,169                64,169

  Convertible subordinated notes, repaid April 2002                                  -                62,589

   Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at approximately 8%;
      remaining terms up to fifteen years                                       32,357                18,878

  Other debt and long-term liabilities                                          10,326                11,044
                                                                       --------------------   ----------------
         Total long-term debt                                                  358,554               420,124

  Less current installments                                                     32,021                23,274
                                                                       --------------------   ----------------

         Long-term debt, excluding current installments                      $ 326,533             $ 396,850
                                                                       ====================   ================

     The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $175 million.  Any future borrowings under this facility will bear interest at LIBOR plus 1.50%, or at an alternative base rate or at the Federal funds rate plus 2.00%, depending upon the type of borrowing, are secured by substantially all of the Company's assets and are due January 2005.  There were no borrowings outstanding under this facility at either December 31, 2002 or March 31, 2002.  Outstanding letters of credit at December 31, 2002 and March 31, 2002, were $10.8 million and $10.7 million, respectively.  See note 13 for subsequent event information.

     On September 21, 2001, the Company executed an agreement for the settlement of certain equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility.  The borrowings under this term loan bear interest, payable semiannually, at LIBOR plus 3.75% or an alternative base rate.  At December 31, 2002, the interest rate under this facility was 5.19%.  The borrowings under this facility are secured by substantially all of the Company's assets.  See note 13 for subsequent event information.

     Under the terms of some of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2002, the
     Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after December 31, 2003 as long-term in the accompanying condensed consolidated financial statements.

8.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss)
     per share (in thousands, except per share amounts):

                                                 For the quarter ended              For the nine months ended
                                                     December 31,                           December,
                                                2002               2001              2002                2001
                                           ----------------   ---------------  -----------------   -----------------
    Basic earnings (loss) per share:
         Numerator - net earnings (loss)
                                                $ 19,537           $11,278           $ 45,528           $ (45,332)
         Denominator - weighted-average
             shares outstanding                   89,195            86,950             88,486              88,912
                                           ----------------   ---------------  -----------------   -----------------
                 Basic earnings (loss)
                      per share                   $ 0.22           $  0.13             $ 0.51            $  (0.51)
                                           ================   ===============  =================   =================
    Diluted earnings (loss) per share:
         Numerator:
             Net earnings (loss)                $ 19,537           $11,278           $ 45,528            $(45,332)
             Interest expense on
                 convertible debt (net of
                 tax benefit)                      1,050                --              3,150                  --
                                           ----------------   ---------------  -----------------   -----------------
                                                $ 20,587           $11,278           $ 48,678            $(45,332)
                                           ----------------   ---------------  -----------------   -----------------
         Denominator:
             Weighted-average shares
                 outstanding                      89,195            86,950             88,486              88,912
             Dilutive effect of common
                 stock options and
                 warrants, as computed
                 under the treasury stock
                 method                            1,740             1,707              2,187                  --
             Dilutive effect of
                 convertible debt, as
                 computed under the
                 if-converted method               9,589                --              9,589                  --
                                           ----------------   ---------------  -----------------   -----------------
                                                 100,524            88,657            100,262              88,912
                                           ----------------   ---------------  -----------------   -----------------
                 Diluted earnings (loss)
                      per share                   $ 0.20            $ 0.13            $  0.49            $  (0.51)
                                           ================   ===============  =================   =================

     The equivalent share effect of the convertible debt was excluded from the above calculations for the quarter ended
     December 31, 2001, and the equivalent share effect of all stock options, stock warrants, equity forward contracts and convertible debt were excluded from the above calculations for the nine months ended December 31, 2001, because such items were antidilutive.  The equivalent share effect of convertible debt excluded for the quarter ended
     December 31, 2001 was 5.8 million, and the equivalent share effect of the convertible debt and the equivalent share effect of the common stock options and warrants excluded for the nine months ended December 31, 2001, were 5.8 million and 1.7 million, respectively.  Interest expense on convertible debt (net of income tax effect) excluded in computing diluted earnings (loss) per share for the quarter and for the nine months ended December 31, 2001, was
     $0.9 million and $2.8 million, respectively.

     At December 31, 2002, the Company had options and warrants outstanding providing for the purchase of approximately
     22.7 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                    For the quarter ended                         For the nine months ended
                                         December 31,                                   December 31,
                                  2002                   2001                    2002                    2001
                           ------------------     ------------------     --------------------    --------------------
   Excluded number of
       shares under
       options and
       warrants                  13,835                 11,176                  11,608                  11,670

   Range of exercise
       prices                $15.38 - 62.06         $13.41 - 62.06          $15.38 - 62.06          $11.50 - 62.06
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

                                               For the quarter ended              For the nine months ended
                                                   December 31,                          December 31,
                                              2002              2001              2002                2001
                                          -------------    ---------------    --------------     ----------------
Net earnings (loss), as reported            $ 19,537         $ 11,278           $ 45,528           $ (45,332)
Less: stock-based employee
     compensation expense under
     fair value based method, net
     of income tax benefit                     2,765            8,865              8,074               22,829
                                          -------------    ---------------    --------------     ----------------
Pro forma net earnings (loss)               $ 16,772        $   2,413           $ 37,454           $ (68,161)
                                          =============    ===============    ==============     ================
Earnings (loss) per share:
      Basic - as reported                   $   0.22         $   0.13           $   0.51          $   (0.51)
                                          =============    ===============    ==============     ================
      Basic - pro forma                     $   0.19         $   0.03           $   0.42          $   (0.77)
                                          =============    ===============    ==============     ================
      Diluted - as reported                 $   0.20         $   0.13           $   0.49          $   (0.51)
                                          =============    ===============    ==============     ================
      Diluted - pro forma                   $   0.18         $   0.03           $   0.40          $   (0.77)
                                          =============    ===============    ==============     ================

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

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.6 million and $6.3 million, respectively, at December 31, 2002 and at March 31, 2002.

10.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                 For the quarter ended              For the nine months ended
                                                     December 31,                          December 31,
                                               2002               2001             2002                2001
                                           ----------------  ----------------  ----------------  -------------------
      Revenue:
           Services                             $192,510          $162,766          $540,772          $476,780
           Data and Software Products             46,085            44,241           129,429           116,724
           IT Management                          65,985            57,777           179,332           164,004
           Intercompany eliminations             (46,619)          (44,241)         (130,770)          (116,723)
                                           ----------------  ----------------  ----------------  -------------------
                                                $257,961          $220,543          $718,763          $640,785
                                           ================  ================  ================  ===================
      Income (loss) from operations:
           Services                             $ 27,966          $20,378           $ 73,971         $  24,749
           Data and Software Products              9,242            8,946             20,548             8,837
           IT Management                           3,976            5,711              7,433             7,191
           Intercompany eliminations              (9,447)          (8,946)           (20,899)            (8,045)
           Corporate and other                        --              609                  9            (78,848)
                                           ----------------  ----------------  ----------------  -------------------
                                                $ 31,737          $26,698           $ 81,062          $ (46,116)
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

11.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized depreciation, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $5.3 million and $8.6 million at December 31, 2002 and March 31, 2002,

     respectively.   Total comprehensive income (loss) was $21.0 million and $10.1 million, respectively, for the quarters ended December 31, 2002 and 2001, and $48.8 million and $(46.3) million, respectively, for the nine-month periods ended December 31, 2002 and 2001.

12.  COMMITMENTS AND CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

     The Company has entered into synthetic operating leases for computer equipment, furniture and an aircraft ("Leased
     Assets"), which provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of the aircraft expires in January 2010, with the
     Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $40.2 million at December 31, 2002.

     The Company has also entered into a real estate synthetic lease arrangement with respect to a facility under construction and a parcel of land.  This synthetic lease arrangement provides the Company with more desirable terms than other alternative construction financing options.  Under the arrangement, the Company has agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions.  The lessors have committed to fund up to a maximum of $45.8 million for the construction of the Little
     Rock building and acquisition of the land.  At December 31, 2002, the remaining amount of the commitment available from the lessors was approximately $1.6 million.  At any time during the term of the lease, Acxiom may, at its option, purchase the land and building for a price approximately equal to the amount expended by the lessors.  The
     Company has guaranteed a residual value at the end of the lease term of 87% of the total land and construction costs, or approximately $40 million.  See note 13 for subsequent event information.

     The Company also has an airplane leased through 2010 from a business partially owned by an officer of the Company.
     Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $4.3 million at December 31, 2002.

     Additionally, the Company has guaranteed all or portions of indebtedness of various third parties, primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third party indebtedness is collateralized by various pieces of real property.  At December 31, 2002, the Company's maximum potential of future payments under these guarantees of third party indebtedness was $5.7 million.

     At both December 31, 2002 and March 31, 2002, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

13.  SUBSEQUENT EVENT

     Effective February 10, 2003, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $150 million through July 2006.  The new credit facility has substantially the same pricing, terms and conditions as the previous arrangement.  In conjunction with amending and restating its credit facility, the Company, using available cash and borrowings under the revolving credit facility, repaid the $64.2 million term note due in 2005 (note 7) and paid $45.8 million to terminate the real estate synthetic lease arrangement (note 12).  As a result of terminating this synthetic lease arrangement, the underlying real estate assets of approximately $45.8 million and the related depreciation expense will be recorded in the Company's consolidated financial statements beginning February 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Acxiom Corporation ("Acxiom", "Registrant" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.
The core components of Acxiom's innovative solutions are customer data integration ("CDI") technology, data content, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States, and in the
United Kingdom ("U.K."), France, Australia and Japan.

Results of Operations

For the quarter ended December 31, 2002, consolidated revenue was $258.0 million, reflecting an increase of $37.4 million, or 17%, from the previous year.  Adjusting the prior year for divested operations (see note 4 to the condensed consolidated financial statements) revenue of $6.0 million, and excluding revenue from current-year acquisitions (see note 3 to the condensed consolidated financial statements) of $5.5 million, the increase was $37.9 million or 18%.  The increase in revenue for the quarter reflects increases in customer demand for Acxiom products and services and the layering effect of recognition of subscription revenue from contracts signed in current and prior quarters as the
Company provides services or data.  For the nine months ended December 31, 2002, consolidated revenue was $718.8 million, up $78.0 million, or 12%, from the same period a year ago.  Again, adjusting 2001 for divested operations revenue of $21.9 million, and excluding revenue from current-year acquisitions of $9.0 million, the increase is $90.8 million or 15%.

The table below shows the Company's revenue by business segment for the quarters and for the nine months ended December
31, 2002 and 2001 (dollars in millions).

                                     For the quarter ended                         For the nine months ended
                                          December 31,                                   December 31,

                               2002          2001         % Change            2002           2001          % Change
                           -----------    -----------    -----------      ------------    -----------     ----------

Services                    $  192.5        $  162.8        +18%            $  540.8       $  476.8         +13%
Data and Software
  Products                      46.1            44.2        +  4               129.4          116.7         +11
IT Management                   66.0            57.8        +14                179.3          164.0         +  9
Intercompany eliminations
                               (46.6)          (44.3)       +  5              (130.7)        (116.7)        +12
                           -----------    -----------    -----------      ------------    -----------     ----------
                             $ 258.0        $  220.5        +17%            $  718.8       $  640.8         +12%
                           ===========    ===========    ===========      ============    ===========     ==========

The Services segment, the Company's largest segment, provides data warehousing, list processing and consulting services to large corporations in a number of vertical industries.  Segment revenue of $192.5 million in the current quarter increased $29.7 million (18%) over the prior year.  Excluding divested operations revenues of $6.0 million from the prior year's quarter and excluding revenue from current-year acquisitions of $5.0 million, this segment grew $30.7 million, or 20%, as compared to the same quarter a year ago.  For the nine months ended December 31, 2002, the Services segment revenue increased $64.0 million (13%) over the same period a year ago.  Excluding the divested operations revenues of $20.9 million from the prior nine-month period and the current-year acquisitions revenue of $8.6 million from the current nine-month period, the revenue increase was $76.3 million (17%).  The increase in Services segment revenues year over year is generally due to increases in the financial services, retail, automotive, governmental and travel and hospitality industries, which reflects increases in customer demand for Acxiom products and services and the layering effect of recognition of subscription revenue for contracts signed in current and prior quarters.
Additionally, the Company continues to see moderate recovery of project-related revenue.

The Data and Software Products segment provides data content and software primarily in support of the Services segment customers' activities.  Segment revenue of $46.1 million during the quarter ended December 31, 2002 increased 4% as compared to revenues of $44.2 million for the quarter ended December 31, 2001.  For the nine-month period, Data and
Software Products segment revenue was $129.4 million, an increase of $12.7 million (11%) over the prior year.  Excluding current-year acquisition revenue of $0.5 million from both the quarter and the nine months ended December 31, 2002, the increase in segment revenue was 3% for the quarter and 10% for the nine-month period.  The increase in segment revenue as compared to the prior year is
primarily attributable to growth in software products (which includes AbiliTec-enabled services) and new data products including reference and analytics products (including Personicx), offset by declines in list products and enhancement data.

The IT Management segment consists of outsourcing services primarily in the areas of data center, client server and network management.  IT Management segment revenue of $66.0 million in the December 31, 2002 quarter reflects an increase of $8.2 million, or 14%, over the prior year's December quarter.  IT Management revenue was up $15.3 million, or 9%, for the nine-month period to $179.3 million.  IT Management in the prior year-to-date period included $1.0 million of revenue from Montgomery Wards, which is no longer a customer as discussed in note 2 to the condensed consolidated financial statements.  This increase for both the quarter and the nine-month period is primarily attributable to extensions of existing contracts and several new outsourcing contracts signed over the last several quarters.

Certain revenues, including certain data and software product revenue, are reported both as revenue in the segment which owns the customer relationship (generally the Services segment) as well as the Data and Software Products segment which
owns the product development, maintenance, sales support, etc.   These duplicate revenues are eliminated in
consolidation.  The intercompany elimination increased 5% for the quarter and 12% for the nine-month period, reflecting the increase in data and software product revenue recorded through the Services segment.

The following table presents operating expenses for the quarters and for the nine months ended December 31, 2002 and
2001 (dollars in millions):

                                         For the quarter ended                       For the nine months ended
                                              December 31,                                  December 31,

                                  2002           2001          % Change        2002             2001         % Change
                               -----------    -----------     ----------    -----------    ------------    -----------

Salaries and benefits          $    80.5      $    74.1        +  9%         $  230.3        $  245.3         -   6%
Computer, communications and
    other equipment
                                    69.1           53.6        +29              195.9           186.9         +   5
Data costs                          28.7           27.8        +  3              87.5            88.5         -   1
Other operating costs and
    expenses                        48.4           39.4        +23              129.1           121.9         +   6
Gains, losses and
    non-recurring items, net        (0.5)          (1.1)       - 51              (5.1)           44.3         - 111
                               -----------    -----------     ----------    -----------    -------------    -----------
                                $  226.2       $  193.8        +17%          $  637.7        $  686.9         -   7%
                               ===========    ===========     ==========    ===========    =============    ===========

Salaries and benefits for the quarter increased 9% from the prior year.  For the nine months, salaries and benefits decreased 6%.  Adjusting the nine-month period ended December 31, 2001 for expenses incurred of $12.0 million for divested operations and $5.2 million of certain expenses not expected to recur as a result of the restructuring plan
("Restructuring Plan") discussed in note 2 to the condensed consolidated financial statements and adjusting the nine-month period ended December 31, 2002 by $4.3 million for the current-year acquisitions, salaries and benefits decreased $2.0 million (1%).  Adjustments related to divested and acquired operations had no impact on the percentage change for the current quarter.  In connection with the Restructuring Plan, certain mandatory and voluntary salary reductions were put into place effective April 2001.  The voluntary portion of the salary reduction was reinstated on
April 1, 2002, one-half of the involuntary portion of the salary reduction was reinstated August 1, 2002, and the remaining portion of the involuntary salary reduction was reinstated on November 1, 2002.  The increase in salaries and benefits for the current quarter over the prior year's quarter is primarily attributable to these salary reduction reinstatements.  The net impact of reinstatement of the voluntary and involuntary salary reductions is expected to be approximately $16 million during fiscal 2003, of which approximately $10 million had been incurred during the nine months ended December 31, 2002.  The Company is also continuing to control incremental headcount.  Headcount at December
31, 2002 of 5,077 compares to 5,242 at December 31, 2001.

Computer, communications and other equipment costs for the quarter ended December 31, 2002 increased $15.5 million or
29% over the same quarter in the prior year.  For the nine months ended December 31, 2002, computer, communications and other equipment costs increased $9.0 million or 5% over the prior year.  The prior year-to-date period included $2.2 million related to operations that have since been divested and $33.8 million of accelerated depreciation and amortization taken during the prior year on other assets that are no longer in service or were otherwise deemed impaired and for certain other expenses not expected to recur as a result of the Restructuring Plan.  Excluding these items and also excluding $1.1 million expense included in the current year related to current year acquisitions, these costs increased $43.8 million (29%) for the year-to-date period.  Adjusting the current and prior-year quarter for divested operations and current year acquisitions had no material impact on the current quarter vs. the prior quarter fluctuations.  The increase in these costs for the quarter and year-to-date is primarily due to increases in computer equipment and software expense related to new revenue including increased amortization of $2.5 million for the quarter and $5.2 million year to date for internally developed software (primarily AbiliTec).

Capitalized software, including purchased and internally developed, is evaluated for impairment on an annual basis, or when events or changes in circumstances indicate the carrying amount of the asset might not be recoverable.  At December
31, 2002, the Company's most recent impairment analysis of its software indicates that no impairment exists.  However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.

Data costs for the quarter increased 3% as compared to the prior year.  For the nine months, these costs decreased 1%.
The increase in data costs for the quarter is due to higher Allstate-related data costs.  Allstate data costs are down
10% for the year-to date period due to lower Allstate volumes, offset by increases in other data costs.

Other operating costs and expenses for the quarter increased $9.1 million or 23% compared to the same quarter a year ago.  For the nine months ended December 31, 2002, other operating costs increased 6% as compared to the prior year.
Adjusting the nine-month period ended December 31, 2001 for $6.4 million of expenses incurred by divested operations and
$4.0 million of additional depreciation, amortization and other nonrecurring items and adjusting the nine-month period ended December 31, 2002 for $4.8 million of expenses incurred for the current-year acquisitions, these costs increased
$12.8 million (11%) for the current year-to-date period.  These costs increased year over year primarily as a result of increased postage and other mailing costs related to project revenues, along with higher costs related to operating supplies and travel expenses.

Gains, losses and nonrecurring items, net was a gain of $0.5 million for the quarter and a gain of $5.1 million for the current nine-month period as a result of the payment received from the Montgomery Wards bankruptcy trustee of $0.5 million during the current quarter (see note 2 to the condensed consolidated financial statements), the disposal in the first quarter of the remaining assets located in Spain, which consisted primarily of tax loss carryforwards (see note 4 to the condensed consolidated financial statements), and the reversal in the second quarter of a $4.1 million accrual for "over-attainment" incentives that will not be paid by the Company (see note 2 to the condensed consolidated financial statements).  Gains, losses and nonrecurring items, net for the nine months ended December 31, 2001 included a loss of $45.3 million as a result of the restructuring plan announced on June 25, 2001 ("Restructuring Plan") (see note
2 to the condensed consolidated financial statements), offset by a gain in the quarter ended December 31, 2001 of $1.1 million related to divestitures (see note 4 to the condensed consolidated financial statements).

Income from operations for the current quarter was $31.7 million or 12.3% of revenue, compared to $26.7 million or 12.1%
of revenue a year ago.  For the nine months ended December 31, 2002, income from operations of $81.1 million or 11.3% of revenue increased $127.2 million from the loss from operations of $46.1 million or 7.2% of revenue in the prior year.

Interest expense for the quarter of $5.1 million ($15.5 million for the nine-month period) decreased from $7.8 million during the same quarter last year ($21.7 million for the prior-year nine-month period), reflecting a combination of significantly lower average debt levels this year and lower weighted-average interest rates.  Other, net changed from
$1.0 million expense in last year's third quarter to $1.1 million income in this year's third quarter.  The prior year included $1.1 million of "other than temporary" impairment charges on available-for-sale investments, $2.0 million of losses on joint ventures and $1.7 million of interest income on notes receivable.  The current-year income primarily includes interest income on notes receivable.  Other, net for the nine months ended December 31, 2002 was income of $2.6 million, consisting of $3.3 million of interest income on notes receivable, partially offset by equity in losses on joint ventures and other items.  The prior year-to-date expense of $3.4 million included $5.6 million of interest income, offset by $5.7 million of losses on joint ventures and $1.1 million of "other than temporary" impairment charges.

Earnings before income taxes of $27.7 million for the current quarter increased from $17.9 million the same quarter a year ago.  For the nine months ended December 31, 2002, earnings before income taxes of $68.2 million increased $139.4 million over the prior-period loss of $71.3 million.

The Company's effective tax rate was 29.5% in the current quarter and 33.2% for the current nine-month period, compared to 37% for the prior-year quarter and 36.4% in the nine-month period ended December 31, 2001.  The decrease in the tax rate for the current quarter and nine-month period primarily reflects an adjustment of $1.8 million, net of Federal tax impact, for the utilization of state income tax loss carryforwards in excess of amounts previously considered in the
Company's estimate of its income tax liabilities.  This was primarily the result of changes in state income apportionment factors.  The Company currently expects its effective tax rate for the remainder of fiscal 2003 to be approximately 36% to 38%.  This estimate is based on current tax law and current estimates of earnings.

Basic earnings (loss) per share for the current quarter was $0.22 compared to $0.13 a year ago, and $0.51 for the nine months ended December 31, 2002 as compared to $(0.51) for the same period a year ago.  Diluted earnings (loss) per share for the current quarter was $0.20 compared to $0.13 a year ago, and $0.49 for the current nine-month period compared to
$(0.51) a year ago.

Capital Resources and Liquidity

Working capital at December 31, 2002 totaled $210.3 million compared to $182.6 million at March 31, 2002.  At December
31, 2002, the Company had credit lines under its revolving credit facility of $175 million.  The Company's debt-to-capital ratio, as calculated below, was 35% at December 31, 2002, compared to 44% at March 31, 2002 and 36% at
September 30, 2002 (dollars in thousands).

                                                  December 31, 2002       September 30, 2002       March 31, 2002
                                                  ------------------      -------------------    -------------------
Numerator - long-term debt                            $ 326,533                 $ 328,647              $ 396,850
                                                  ------------------      -------------------    -------------------
Denominator:
     Long-term debt                                     326,533                   328,647                396,850
     Stockholders' equity                               594,890                   576,853                510,931
                                                  ------------------      -------------------    -------------------
                                                      $ 921,423                 $ 905,500              $ 907,781
                                                  ------------------      -------------------    -------------------
Debt-to-capital ratio                                      35%                     36%                    44%
                                                  ==================      ===================    ===================

The decrease largely relates to the use of cash flow during the current year to pay down debt.  Included in long-term debt, for all the dates referenced above, are the Company's 3.75% convertible notes in the amount of $175 million
("3.75% Notes").  The conversion price for the 3.75% Notes is $18.25 per share.  If the price of the Company's common stock increases above the conversion price, the 3.75% Notes may be converted to equity.  Total stockholders' equity has increased to $594.9 million at December 31, 2002 from $510.9 million at March 31, 2002, primarily due to the net income of $45.5 million reported during the current nine-month period, proceeds of $14.4 million from the sale of common stock, and $24.6 million for shares of common stock and warrants issued in connection with an acquisition discussed below.
These increases were partially offset by the Company's purchase of treasury stock, as discussed below, during the quarter ended December 31, 2002.

Cash provided by operating activities was $190.7 million for the nine months ended December 31, 2002, compared to $90.5
million for the same period in the prior year.   The largest single component in the year-to-year change was net income of $45.5 million in the current year as compared to a loss of $45.3 million in the prior year.  Operating cash flow in the current period includes a refund of Federal income taxes received in June 2002 in the amount of approximately $40 million as a result of the utilization of Federal tax loss carrybacks.  This refund of Federal income tax is included in the change in other assets on the accompanying condensed consolidated statement of cash flows for the year-to-date period ended December 31, 2002.  The Company has not paid, and does not expect to pay, any significant amount of Federal or state income taxes for the year ending March 31, 2003.  The Company expects to be in a position requiring the payment of income taxes during fiscal 2004.  Accounts receivable days sales outstanding were 64 days at December 31, 2002 compared with 63 days at March 31, 2002 and 66 days at December 31, 2001.

Investing activities used $55.1 million for the fiscal year-to-date period ended December 31, 2002, compared to $63.0 million a year previously.  Investing activities in the current year include capitalized software development costs of
$26.3 million ($17.2 million in the prior year), capital expenditures of $10.8 million ($11.4 million in the prior year)
and $11.1 million of cost deferrals ($40.8 million in the prior year).  Capitalized software costs in the current year include capitalization of the Company's recently announced new data products, new security products and enhancements to
Acxiom's customer data integration technology.  Capital expenditures decreased compared to the previous year due to measures the Company initiated to control costs, as well as the Company's decision to generally lease equipment which is required to support customers to match cash inflows from customer contracts and cash outflows.  Deferral of costs, which are primarily salaries and benefits and other direct and incremental third party costs, were higher in the prior year due to capitalization of equipment acquired in connection with customer solutions for which the customer has paid at inception of the contract.  The Company also defers revenue related to these transactions and amortizes both the deferred cost and deferred revenue over the life of the contract.  Investing activities during the current year also include advances made to fund certain investments and joint ventures operations of $1.1 million ($7.2 million in the prior year), $14.1 million of cash paid (net of cash acquired) for acquisitions in the current year as discussed below, and $7.7 million ($6.0 million in the prior year) of cash proceeds during the current year from a sale leaseback transaction discussed in note 2 to the accompanying condensed consolidated financial statements.

Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that includes up to $2.4 million of additional cash currently in escrow, shares of the Company's common stock valued at up to $2.0 million, and warrants to purchase shares of the Company's common stock having a value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to
$12.0 million.  The amount of contingent consideration, if any, payable by the Company to the sellers should be determined during the first two quarters of the Company's 2004 fiscal year.

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
Management believes AISS will provide the Company with additional products and services and will support the Company's initiatives in the screening, identification and security areas.  The aggregate purchase price of $34.8 million consisted of cash of $7.5 million paid at closing, a note of $2.5 million paid in October 2002, additional cash of $0.2 million paid in October 2002 as a result of purchase price adjustments, 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.  If the value of the 664,562 shares of common stock on August 12, 2003 (twelve months after the closing date)
is less than $10.0 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5.0 million.  If the value of those shares on August 12, 2003 is greater than $13.0 million,
Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5.0 million worth of common stock (see note 3 to the condensed consolidated financial statements).  Based on the closing price of the Company's common stock of $14.85 per share on January 31, 2003, the value of the 664,562 shares of common stock was $9.9 million.  Accordingly, had this adjustment to the purchase price been determined as of January 31, 2003, the Company would be required to pay Trans Union $0.1 million of additional cash consideration, which would be charged to additional paid-in capital.

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL") whereby
Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million
(net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the Australian operation.
Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25%
and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The
Australian JV purchase price, together with Acxiom's previously recorded investment in the Australian JV, resulted in an excess of the purchase price over the fair value of net assets acquired of $7.0 million (see note 3 to the condensed consolidated financial statements).

With respect to certain of its investments, Acxiom has provided cash advances to fund losses and cash flow deficits of
$1.1 million during the nine months ended December 31, 2002.  Although Acxiom has no commitment to continue to do so, the Company may continue to fund such losses and deficits until such time as certain of these investments become profitable.  Additionally, Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of its investments ($23.7 million at December 31, 2002, before considering the valuation allowance of $3.7 million for temporary impairment).  At December 31, 2002, the Company has recorded unrealized losses on certain of its investments as a component of accumulated other comprehensive income (loss) in the amount of $2.4 million, net of related income tax effect.  In the event that declines in the value of its investments continue or do not recover, the Company may be required to record "other than temporary" impairments as a charge to earnings.

Financing activities in the current year used $75.0 million, a large portion of which relates to net repayments of the
Company's revolving credit facility and certain other of the Company's credit facilities.  Financing activities in the prior year used $40.3 million primarily due to repayments of various credit facilities.  Proceeds from the sale of common stock, primarily through stock options and the employee stock purchase plan, were $14.4 million in the current year and $8.6 million during the prior year.  Additionally, during the prior year, the Company paid $23.5 million on certain equity forward contracts.  During the current quarter, the Company repurchased 357,500 shares of common stock for an aggregate purchase price of $5.3 million, of which $3.4 million was paid during the current quarter and $1.9 million was accrued at December 31, 2002.

The Company has entered into certain synthetic operating lease facilities for computer equipment, furniture and an aircraft.  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  These synthetic lease arrangements provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements and better match inflows of cash from customer contracts to outflows related to lease payments.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.

As of December 31, 2002, the total amount drawn under these synthetic operating lease facilities was $183.1 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $70.4 million.  The
Company has made aggregate payments of $109.8 million related to these operating lease facilities through December 31,
2002.

The Company has also entered into a real estate synthetic lease arrangement with respect to a facility under construction in Little Rock, Arkansas and land in Phoenix, Arizona.  This synthetic lease arrangement provided the
Company with more desirable terms than other alternative construction financing options.  Under the arrangement, the
Company agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions.  The lessors committed to fund up to a maximum of $45.8 million for the construction of the Little Rock building and acquisition of the land at both sites.  At December 31, 2002, the remaining amount of the commitment available from the lessors was approximately $1.6 million, which was funded after December 31,
2002.  The cost of the Little Rock building was approximately $36 million, including interest during construction, and the building was completed in December 2002.  Effective February 10, 2003, the Company terminated the synthetic lease arrangement by purchasing the land and building from the lessors for approximately $45.8 million.  As a result, the underlying real estate assets and the related depreciation expense will be recorded in the Company's consolidated financial statements beginning February 2003.  Annual depreciation expense of approximately $1.1 million is expected to be more than offset by interest and rent savings resulting from the repayment of the $64.2 million term note due in
2005, as discussed below, and the termination of the real estate synthetic lease arrangement.

The following table presents Acxiom's contractual cash obligations and purchase commitments at December 31, 2002, excluding obligations and commitments relating to the real estate synthetic lease arrangement, which was terminated after December 31, 2002, as discussed above (dollars in thousands):

                                                     For the periods ending March 31, (1)
                       -------------------------------------------------------------------------------------------------
                         2003          2004          2005          2006          2007         Thereafter       Total
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Long-term debt         $  12,061     $  26,939      $ 22,344     $  77,134      $ 13,281       $ 206,795      $ 358,554
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Synthetic airplane
  lease (2)                 344          1,378         1,378         1,378         1,378           5,167         11,023
Synthetic equipment
  and furniture
  leases (2)              8,961         25,949         8,221         1,529           607             304         45,571
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total synthetic
     leases               9,305         27,327         9,599         2,907         1,985           5,471         56,594

Equipment operating
  leases                  6,089         22,117        16,177         7,406         1,604               -         53,393
Building operating
  leases                  2,201          8,500         7,236         5,674         5,503          42,690         71,804
Partnerships
  building leases           593          2,386         2,315         2,094         2,094           4,692         14,174
Related party
  airplane lease            226            902           902           902           902           2,707          6,541
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total operating
  lease payments         18,414         61,232        36,229        18,983        12,088          55,560        202,506

Operating software
  license obligations     3,230          8,608         8,608         4,305            --              --         24,751
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total operating
  lease and software
  license obligations    21,644         69,840        44,837        23,288        12,088          55,560        227,257
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total contractual
  cash obligations     $ 33,705      $  96,779      $ 67,181      $100,422      $ 25,369       $ 262,355      $ 585,811
                       =========     =========     ==========    ==========    ==========     ===========    ===========
Purchase commitment
  on synthetic
  airplane lease             --             --            --            --            --           4,398          4,398
Purchase commitments
  on synthetic
  equipment and
  furniture leases        2,991         23,351         5,464         2,637         1,626              --         36,069
                       ---------     ---------     ----------    ----------    ----------     -----------    -----------
Total purchase
  commitments          $  2,991      $  23,351     $   5,464       $ 2,637     $   1,626      $      4,398     $ 40,467
                       =========     =========     ==========    ==========    ==========     ===========    ===========

(1)  Contractual cash obligations and purchase commitments for fiscal 2003 represent amounts for the period from
     January 1, 2003 through March 31, 2003.  All other years represent contractual cash obligations and purchase commitments for the twelve months ending March 31.

(2)  Assumes each synthetic lease is extended to its maximum term.

The synthetic lease term for the aircraft expires in January 2010, with the Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  The purchase commitment on the synthetic airplane lease assumes the lease terminates upon its expiration and is not renewed, and the Company elects to purchase the aircraft.  The purchase commitments on the synthetic equipment and furniture leases assume the leases are extended to their maximum term, and the Company then elects to purchase the assets.

The following table shows certain other contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2002, excluding guarantees relating to the real estate synthetic lease arrangement, which was terminated after December 31, 2002, as discussed above (dollars in thousands):

             Residual value guarantee on related party
                 airplane lease                                               $  4,279
             Residual value guarantee on the synthetic
                 computer equipment and furniture lease                         40,198
             Contingent cash payment on AISS acquisition                         5,000
             Contingent escrow cash payment on Toplander
                 acquisition                                                     2,400
             Guarantees on certain partnerships'
                 indebtedness and other loans                                    5,671
             Outstanding letters of credit                                      10,754
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

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should be noted, however, that the Company has spent considerable capital over recent years building the AbiliTec infrastructure.  It is the Company's current intention generally to lease any new computer equipment to better match cash outflows with customer cash inflows.  In some cases, the Company also licenses software and sells hardware to customers. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures in order to acquire or replace existing assets.  Management believes that the Company's existing available debt and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

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

The Company has never paid cash dividends on its common stock.  It is possible that dividends may be declared in the future if the board of directors determines that conditions warrant the payment of dividends.  For the present, however, the Company intends to retain its earnings to provide funds for its current operations and for the continued expansion of its business.  The Company currently intends to use available cash primarily to pay down debt and repurchase common stock.  As discussed in note 13 to the accompanying condensed consolidated financial statements, subsequent to December
31, 2002 the Company amended and restated its revolving credit agreement and, using available cash and borrowings under the revolving credit facility, paid off the $64.2 million term note due in 2005 and paid $45.8 million to terminate the real estate synthetic lease arrangement.  On November 14, 2002, the Company announced a common stock repurchase program.  As of January 31, 2003, the Company had repurchased 1.3 million shares of its common stock for an aggregate purchase price of $19.8 million.

Other Information

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services.  The current term of the agreement expires in
August 2005.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by Trans
Union to be elected to Acxiom's board of directors.  Trans Union designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, Acxiom agreed to use its best efforts to cause two people designated by Trans Union to be elected to Acxiom's board of directors.  While these undertakings by Acxiom are in effect until the end of the current term of the agreement, Acxiom has been notified that Trans Union does not presently intend to designate another individual to serve as director.  Acxiom and Trans Union amended the data center management agreement on October 1, 2002, expanding its scope to encompass Trans Union's client server, network and communication infrastructure.  This amendment runs concurrent with the current term of the data center management agreement, which expires in August 2005.  Acxiom recorded revenue from Trans Union of approximately $21.5 million for the quarter ended December 31, 2002 and approximately $47.3 million for the nine months ended December 31, 2002.  All revenues received from Trans Union have been in accordance with the pricing terms established under the agreements.

Effective April 1, 2002, Acxiom and Trans Union entered into a marketing joint venture that will serve as a sales agent
for both parties for certain existing mutual clients.   The purpose of the joint venture is to provide these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and Trans Union, as well as any new products and services that may be agreed upon.  The parties have agreed to share equally the aggregate incremental increase (or decrease) in revenue and direct expenses generated from
any client supported by the joint venture.   If either party determines that its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  The results of operations from this joint venture were not material for the quarter or the nine months ended December 31, 2002.

New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections."  Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon adoption, the Company will reclassify all gains and losses from the extinguishment of debt previously reported as an extraordinary item to earnings (loss) before income taxes.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an
Amendment of FASB Statement No. 123."  SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, it requires more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements
for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5,
57, and 107 and Rescission of FASB Interpretation No. 34."  Under the provisions of FIN 45, a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  FIN 45 will require the Company to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees, including any guarantees issued in connection with its synthetic equipment arrangements.  However, the provisions of FIN 45 shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, with the disclosure requirements effective for financial statements of interim and annual periods ended after December 15, 2002.  The impact to the Company's consolidated financial statements of recording liabilities for the fair value of recurring synthetic equipment and furniture lease guarantee transactions is not expected to be material.  The Company will evaluate the impact of any other future guarantee transactions on a case-by-case basis.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities."  Under
the provisions of FIN 46, the underlying assets, liabilities and results of activities of a large number of variable interest entities ("VIE's") would be required to be consolidated into the financial statements of a primary beneficiary.  All enterprises with variable interests in VIE's created after January 31, 2003, shall apply the provisions of FIN 46 immediately.  Entities with a variable interest in VIE's created before February 1, 2003, shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The Company will be required to apply the provisions of FIN 46 to its consolidated financial statements no later than July 1, 2003.  Since the Company has terminated its real estate synthetic lease arrangement, as discussed above, management expects no material impact from applying the provisions of FIN 46.

On November 21, 2002, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-21, "Revenue
Arrangements with Multiple Elements."   EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, EITF 00-21's guidance may be accounted for and reported as a cumulative-effect adjustment.  Management has not yet determined the impact on its consolidated financial statements of applying the guidance of EITF 00-21 to its multiple element arrangements.

The FASB currently has outstanding in exposure draft format, a proposed SFAS, "Accounting for Financial Instruments with
Characteristics of Liabilities, Equity or Both."  This exposure draft, in its current form, could have a significant impact on the Company's accounting for its convertible debt obligations by requiring some amount of those convertible debt obligations to be classified as equity.  The issuance of a final SFAS is expected during 2003.  The Company will continue to monitor the progress of this exposure draft and its potential impact on the Company's financial position and/or results of operations.

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

o        the possibility that certain contracts may not be closed or close within the anticipated time frames;

o        the possibility that certain contracts may not generate the anticipated revenue or profitability;

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

o        the possibility that the fair value of certain investments of the Company may not be equal to the carrying value of those assets now or in future periods;

o        the possibility that sales cycles may lengthen;

o        the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations;

o        the ability to properly motivate our sales force and other associates of the Company;

o        the ability to achieve cost reductions and avoid unanticipated costs;

o        the continued availability of credit upon satisfactory terms and conditions;

o        the introduction of competent, competitive products, technologies or services by other companies;

o        changes in consumer or business information industries and markets;

o        the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

o        the effect of short-term contracts on the predictability of the Company's revenues;

o        Customers may cancel or modify their agreements with the Company;

o        the possibility that the amount of ad hoc project work will not be as expected;

o        the potential loss of data center capacity or interruption of telecommunication links or power sources;

o        postal rate increases that could lead to reduced volumes of business;

o        the potential disruption of the services of the United States Postal Service, their global counterparts and other delivery systems;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement and term note, which bear interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both December 31, 2002 and March 31, 2002, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

(b)      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           The Company is involved in various claims and litigation matters that arise in the ordinary course of business.  None of these, however, are believed to be material in their nature or scope.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this Report:

                  10(a)  Second Amended and Restated Credit Agreement dated as of February 5, 2003

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

                                                     Acxiom Corporation

Dated:  February 11, 2003
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        ------------------------------------------------
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

Dated:  February 11, 2003
                                                     By:      /s/ Charles D. Morgan
                                                        ----------------------------------------
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

Dated:  February 11, 2003
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        --------------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

