Form 10-K
period 2003-03-31
ACXIOM CORP
filed 2003-06-09
CIK 733269

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

         For the fiscal year ended March 31, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ X ] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of September 30, 2002 as reported on the Nasdaq National Market, was approximately $1,122,870,000.  (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 4, 2003 was 85,807,064.

                                               [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                           Table of Contents

                                                                                                                  Page

Documents Incorporated by Reference ...........................................................................     4

                                                               Part I

                                                               Part II

                                                              Part III

Item 10. Directors and Executive Officers of the Registrant ...................................................    33

Item 11. Executive Compensation ...............................................................................    33

Item 12. Security Ownership of Certain Beneficial Owners and Management .......................................    33

Item 13. Certain Relationships and Related Transactions........................................................    33
..
Item 14. Controls and Procedures ..............................................................................    33
..
                                                              Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports of Form 8-K ......................................    34

Signatures ....................................................................................................    37

Certifications ................................................................................................    38-39

Financial Information .........................................................................................    F-1 - F-69

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom's Proxy Statement for the 2003 Annual Meeting of Shareholders ("2003 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                                                PART I

                                                      AVAILABILITY OF SEC FILINGS

Our website address is www.acxiom.com, where copies may be obtained, free of charge, of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or
15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the
SEC.  Copies may also be obtained through the SEC's EDGAR site. Copies of these SEC filings were available on our website during the past fiscal year covered by this Form 10-K.

Item 1.  Business

                                                                SUMMARY

Acxiom Corporation (Nasdaq: ACXM) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are
Customer Data Integration technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United
States, and in the United Kingdom, France, Australia and Japan.

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to maximize the value of their customer relationships and increase their profits.

We help our clients with:

o        Customer acquisition through our prospect marketing solutions

o        Customer growth and retention through our customer marketing solutions

o        Multi-Channel integration through our real-time marketing solutions

o        Creating a single-customer view through our customer recognition solutions

o        Database design, data content and data quality through our Customer Data Integration solutions, which include our
         AbiliTec®, Solvitur® and InfoBase® offerings

o        Large-scale data and systems management through strategic IT infrastructure outsourcing

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

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries.  Some of our major clients include Allstate, AT&T Wireless,
Bank of America, BankOne, Capital One, CitiGroup, eFunds, Federated, General Electric, General Motors, Guideposts, Household Card
Services, IBM, MBNA America, Procter & Gamble, Providian Bancorp, R.L. Polk, Sears, Sprint and TransUnion.

 Information Services Industry

We believe the following trends and dynamics in the information services industry will continue to provide us with growth opportunities:

o        Growth in the Customer Relationship Management ("CRM") services market

o        Increasing importance of customer and information management solutions, and particularly Customer Data Integration as an integral component of successful CRM programs

o        Continuing recognition of data as a competitive resource

o        Increasing amount of raw data to manage

o        Growth in technology partnering

o        Evolution of one-to-one marketing

Competitive Strengths

We intend to reinforce our position as a leading provider of customer and information management solutions by capitalizing on our competitive strengths, which include:

o        Our industry-leading Customer Data Integration products and services
o        Real-time customer recognition software and infrastructure
o        Ability to design, build and manage large-scale databases, leveraging our Solvitur marketing database framework
o        Accurate and comprehensive data content
o        Comprehensive IT outsourcing services
o        Ability to attract and retain talent

Growth Strategy

Using our competitive strengths, we are continuing to pursue the following strategic initiatives:

o        Encourage the sales and marketing of all of our products and services under the "One Acxiom" concept, thereby capturing cross-selling opportunities

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

General economic conditions and world events could continue to result in a reduced demand for our products and services.

As a result of the current economic climate, we have experienced a reduction in the demand for our products and services as our clients have looked for ways to reduce their expenses.  How our clients procure our products and services is changing, in that many of them are negotiating their contracts through a contracts procurement representative rather than through their business leaders.
In the face of increasing demands by clients for price reductions and discounts, we are challenged with pricing our products and services so as to be able to make reasonable profits.  We are likewise challenged with controlling our expenses, given that a significant portion of our costs are fixed.  If we are not successful in meeting these challenges, we could suffer lower net income and earnings per share.  In addition, recent world events such as the wars in Afghanistan and Iraq and the continuing threats of terrorism have had and may continue to have a negative impact upon the economy in general and upon our business as well, due to the hesitancy of our clients to embark on any new discretionary spending programs.

Changes in legislative, judicial, regulatory, cultural or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data.

There could be a material adverse impact on our direct marketing, data sales, and AbiliTec business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is legally available, which could result in a material increase in the cost of collecting some kinds of data. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients' requirements.

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

The nature and volume of our customer contracts may affect the predictability of our revenues.

While approximately 80% of our total revenue is currently derived from client contracts with initial terms of two years or longer, these contracts have been entered into at various times over the past several years and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.
Revenue from customers with long-term contracts is not necessarily "fixed" or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers.  In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

Our operations outside the U.S. subject us to risks normally associated with international operations.

We conduct business outside of the United States. During the last fiscal year, we received approximately 6% of our revenues from business outside the United States.  As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S.
Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. These factors include legislative, judicial, accounting, regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements. In order to successfully expand non-U.S. revenues in future periods, we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances. To the extent that we are unable to do these things in a timely manner, our growth, if any, in

non-U.S. revenues will be limited, and our operating results could be materially adversely affected.  Although foreign currency translation gains and losses are not currently material to our consolidated financial position, results of operations or cash flows, an increase in our foreign revenues could subject us to foreign currency translation risks in the future.  Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.  The various risks which are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

Decline in value of investments

Due to the general decline in the market, several of our investments in other ventures have declined and could continue to decline in value. While some of the investments have been written down accordingly, others could also be subject to future write-down in the event their values become impaired.

Postal rate increases and disruptions in postal services could lead to reduced volume of business.

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. In June
2002, first class rates, enhanced carrier route rates, and third class rates were increased. While no further increases are expected until 2006, it is possible that increases could occur sooner.  Postal rate increases could force direct mailers to mail fewer pieces and to target their prospects more carefully. Additionally, the amount of direct mailings could be reduced in response to disruptions in and concerns over the security of the U.S. mail system.  Such responses by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.

Industry consolidations could result in increased competition for our products and services.

The possibility of the consolidation or merger of companies who might combine forces to create a single-source provider of multiple services to the marketplace in which we compete could result in increased competition for us.  We currently compete against numerous providers of a single service or product in several separate market spaces.  (See the discussion below under "Competition.")  Since we offer a larger variety of services than many of our current competitors, we have been able to successfully compete against them in most instances.  However, the dynamics of the marketplace could be significantly altered if some of the single-service providers were to combine with each other to provide a wider variety of services.

                                                           ACXIOM'S BUSINESS

Overview

We integrate data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are Customer Data Integration technology, data, database services, IT outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States, and in the United Kingdom, France, Australia
and Japan.

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to maximize the value of their customer relationships and increase their profits. Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.  We believe that we offer our clients the most technologically advanced, accurate and timely solutions available.

Information Services Industry

In today's technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. The information services industry  provides a broad range of products and services designed to help companies manage customer relationships. These products and services include Customer Relationship
Management applications software, decision analytics and business intelligence software, and data integration. Our Customer Data
Integration products and services and premier data content allow us to provide the data infrastructure, technology services and information that allow our clients to efficiently access and manage information throughout the enterprise. These capabilities help our clients answer important business questions such as:

o        Who are our existing customers?
o        Who are our prospective customers?
o        Who are our most profitable customers?
o        What are the common traits of our existing customers?
o        What do our customers want and when do they want it?
o        How do we service our customers
o        How should be price our products and services
o        What distribution channels should we use?
o        What new products should we develop or what old products should we retire?

We believe the current trends and dynamics of the information services industry will provide us with growth opportunities as discussed below.

Customer Relationship Management

As defined by Gartner Research, a leading international industry analytical, research and advisory firm, CRM is a "business strategy aimed at anticipating, understanding and responding to the needs of an enterprise's current and potential customers."  CRM involves capturing customer data from across the enterprise, consolidating all internally and externally acquired customer-related data in an integrated data repository, analyzing the consolidated data, distributing the resulting knowledge to various constituents of the extended enterprise, and using that knowledge in improving the customer's relationship with the enterprise.

The CRM services market grew 10.6 percent in 2002 over 2001 to $22 billion despite a sluggish U.S. economy and increased uncertainty in the overall business environment, according to a report published last year by Gartner Research. Compared to the flat to negative growth during this same time period of the associated application software market, CRM services remained fairly robust.  Gartner predicts that over the next five years, the CRM market will grow at a compound annual growth rate of 16.42%.  Gartner's predictions for 2003 are for a total of $25.3 billion in CRM services, with growth increasing to $47.1 billion by 2006.

According to Gartner, financial services (27%), manufacturing (20%) and communications (18%) are the leading vertical industries in
CRM services.  While development and integration continued to be the dominant service line, IT management services and business management services grew significantly between 2001 and 2002.  Gartner predicts that business process management, including contact center outsourcing in support of CRM solutions, will show healthy growth in future years as well.

For 2003, Gartner predicts that the focus of CRM initiatives is expected to turn from the operational customer service initiatives to CRM analytics/business intelligence, with the market for Web-based customer support stabilizing, although remaining important.
Gartner believes that the CRM services market will become increasingly challenging for most service providers, and that continued
success in this market will depend on the vendors' ability to look beyond implementation services and focus on developing architecture that is compatible  with specific process expectations.  Developing a total solution, including support in process integration to enhance the utilization of the CRM system, will continue to be a key requirement.

Increasing importance of customer and information management solutions, in particular the Customer Data Integration component, as an integral part of successful Customer Relationship Management programs.

CRM is one of the most important issues facing global companies. Whole new markets are being created around the technologies and services that underlie CRM. Within the CRM field, there is a growing recognition of the necessity of being able to quickly and efficiently integrate customer data in order for CRM to work effectively.

In an April 2003 analysis, a Gartner Research report stated that at its core, CRM is a data-based strategy. According to Gartner, the three key components of a successful CRM strategy are:

o    Velocity -  Speed is critical, especially in development, deployment and adjustment of CRM programs. Successful enterprises stay nimble and react quickly to the ebb and flow of market conditions and customer requirements.

o    Variability - Companies must realize that the sales and service cycle has various steps, and that individual customers move through these steps differently, using different channels and expecting different information along the way.  Successful CRM practitioners should look for flexible solutions that allow the enterprise to support a myriad of customer demands as economically and efficiently as possible.

o    Visibility - Enterprises must have insight into what the customer is saying. CRM solutions should have access to detailed customer data, and this information must be accurate, actionable, relevant, at the right touch point at the right time, usable in a relevant time frame, and used appropriately with (implied) permission.

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

Companies using data as a competitive resource have traditionally consisted of Fortune 1000 companies in the financial services, insurance, publishing, information services and retail industries. This group has expanded to include companies in the telecommunications, pharmaceuticals/healthcare, e-commerce, Internet, utilities, packaged goods, automotive, technology and media/entertainment industries. Advances in technology and reductions in hardware and software costs have also helped expand the universe of users to include middle-market companies across multiple industries.

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

Our industry-leading Customer Data Integration products and services

We believe our Customer Data Integration capabilities, powered by AbiliTec, combined with the related real-time customer recognition software and infrastructure, is the leading solution for companies seeking to better integrate their customer data and manage their customer relationships. CRM involves analyzing, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or customer point of contact in real time is critical to the CRM process.  Acxiom's Customer Data
Integration products and services are designed to fully meet these challenges for its clients.

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

o    Leveraging shorter turnaround times to increase the frequency of data warehouse updates. With AbiliTec, some Acxiom clients have moved from monthly to weekly updates, others from weekly to nightly, and some utilize the technology in an on-line transaction processing ("OLTP") mode to update their data continuously, as new information becomes available.

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

Real-time customer recognition software and infrastructure

Acxiom continues to expand its real-time multi-channel Customer Data Integration and customer recognition capabilities with products and services such as Solvitur. This suite of software and infrastructure capabilities allows our clients, in real time, to integrate their existing databases together in ways that have previously been difficult or impossible. Our Customer Data Integration and customer recognition technologies allow our clients and us to integrate data directly into CRM applications, including:

o        Customer analysis                          o        Campaign management
o        Interactive web pages                      o        Point-of-sale
o        Call centers                               o        Customer service automation
o        Direct mail                                o        Sales force automation

Delivery of information over the Internet or via private network, as opposed to traditional delivery through CD-ROM, floppy discs, tape cartridges or tapes, significantly reduces the turnaround time from days to minutes or sub-seconds and reduces the operating costs associated with extended processing and turnaround.

Ability to design, build and manage large-scale databases, leveraging our Solvitur marketing database framework

We have extensive experience in designing, developing, managing and operating massively large-scale databases for some of the world's largest companies, including AT&T Wireless, Allstate, CitiGroup, General Electric Capital Corporation, Federated
Department Stores, IBM and Sears. Our state-of-the-art data centers, computing capacity and operating scale enable us to access and processvast amounts of raw data and cost effectively transform the data into useful information. We currently house more than 1,000 terabytes of disk storage for database solutions. A terabyte is approximately one trillion bytes, and is the scale often used when measuring computer storage.

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

With this expertise, Acxiom provides both traditional batch marketing solutions as well as real-time solutions, both via our
Solvitur marketing database framework.  We believe that through this framework -- which leverages large-scale databases, InfoBase and AbiliTec -- Acxiom is leading the industry in a fundamental shift from traditional linear campaigns to continuous campaign management.  We offer our clients weekly, daily and even real-time updates, thereby dramatically increasing the frequency with which they can execute marketing campaigns.  The competitive advantage that may be gained by our clients is improved marketing offers that drive a greater response, in addition to increasing the timeliness of campaigns and the revenues generated.  Through our real-time marketing solutions, clients are able to get a consistent and immediately available customer view and decision engine that helps them make effective, instantaneous marketing offers, based on comprehensive business rules, across all of their front-office applications.

Accurate and comprehensive data content

We believe that we have the most comprehensive and accurate collection of United States consumer, business, property and telephone marketing data available from a single supplier. We believe we process more mailing lists than any other single company in the
United States. Our InfoBase consumer database contains approximately 17 billion data elements, which we believe covers over 95% of all households in the United States.  Our real estate database, which includes most major United States metropolitan areas, covers approximately 70 million properties in a majority of the states. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for business and consumer telephone numbers in the United States and Canada. Our clients use this data to manage existing customer relationships and to target prospective customers.

During the 2002 fiscal year, we launched additional Consumer InfoBase products in the United Kingdom. We believe that InfoBase has the most comprehensive and accurate collection of United Kingdom consumer marketing data available from a single supplier. The information is multi-sourced and includes the ability to append telephone numbers to records for telemarketing purposes. Our
InfoBase consumer database contains over 350 different data variables, and we believe the total file covers over 95% of all households in the United Kingdom. In addition, we also have a substantial file of business-to-business data in the United Kingdom.
As in the U.S., our U.K. clients use the data held in Consumer InfoBase and our file of business data to manage existing customer relationships and to target prospective customers.

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

Comprehensive IT outsourcing services

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

o        Mainframe platform operations                          o        Redundant infrastructure availability services
o        Client server platform outsourcing                     o        High-speed electronic printing and mail services
o        Network management                                     o        Web hosting management

Ability to attract and retain talent

We believe our progressive culture allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce. Our culture is based on concepts such as leadership, associate development, and continuous improvement. Our business culture rewards customer satisfaction, associate satisfaction and profitability. In addition to our culture, our extensive geographic presence, with locations in the United States, Europe, Australia and Japan, including Atlanta,
Chicago, London, Los Angeles, Memphis, New York, Paris, Phoenix, Sydney and Tokyo has enhanced our ability to attract talented associates.

For the fifth time, Fortune magazine named us this year as one of the "100 Best Companies to Work For" in America.  Fortune also named us in its inaugural Fortune 40, a list of companies the magazine calls "a powerful group-one we think has a strong chance of beating the market."  In 2000 and 2001, we were named in ComputerWorld magazine as one of the top 100 information technology companies to work for, and Business Week ranked us in its list of the top 200 IT companies in the U.S.  Bank Technology News in 2002 selected us as one of 10 tech companies "whose innovations are raising the bar in banking." We have also been named by Intelligent
Enterprise magazine as one of the leading companies to watch in 2003 and beyond.

Growth Strategy

Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

Encourage the sales and marketing  of all of our products and services under the "One Acxiom" concept, thereby capturing cross-selling opportunities

The "One Acxiom" concept reflects our commitment to more fully leverage and blend our core components -  Customer Data Integration technology, data, database services, IT outsourcing, consulting and analytics, and privacy leadership - to provide our clients the most innovative and effective customer and information management solutions in the marketplace today. Our established client base is primarily composed of Fortune 1000 companies. These clients use a single product or service or a combination of multiple products and services. Our consultative approach, comprehensive set of services and products and long-standing client relationships, combined with the increasing information needs of our clients, provide us with a significant opportunity to offer our existing client base new and enhanced services and products.

Reinforce our leadership in building Customer Data Integration infrastructure, and leverage our consulting and analytics heritage

Our primary initiatives are AbiliTec-driven Customer Data Integration solutions, including our real-time Solvitur solution, combined with our traditional consulting and analytical services.  We provide strategic consulting to our clients regarding creation and measurement of CRM programs and the related infrastructure, particularly in the financial, banking and retail communities, and in the privacy arena.  Our proprietary technologies enable us to provide our clients with what we believe to be the industry's most accurate and cost-effective means to integrate their customer and prospect data across the entire organization. We then provide the capability to further enhance and add decision-making intelligence to that data with external data, including our InfoBase  data products. All of these Customer Data Integration processes can take place in a traditional batch mode or in real time over the
Internet or via private network.

These technologies are available to a broad range of businesses that desire to better manage their existing and prospective customer relationships. In addition, we anticipate that AbiliTec may be useful to various governmental agencies who need to better integrate disparate databases. We are continually developing AbiliTec-enabled solutions to improve data quality, streamline production, reduce costs and increase the efficiency of direct mail and telemarketing.

We are marketing AbiliTec, Solvitur and InfoBase through our internal sales organization and through our strategic alliances, including leading CRM software solution providers such as IBM and SAS Institute, and systems integrators such as Accenture and IBM.
Each of these Acxiom products can be integrated directly into the decision systems offered by our strategic alliance partners to enhance their unique value proposition to their customers. This alliance partner strategy provides the potential for us to extend the scope of our services in our existing markets and expand our client base.

We have developed the Opticx® process which allows customers to rapidly determine their data quality and the potential return on their investment in our Customer Data Integration solutions.

Further penetrate existing and new client industries, and continue development of applications for fraud detection, risk management, privacy and security

Our clients expect information management solutions tailored to the needs of their particular industry. We have developed specific knowledge for the industries we serve, including the financial services, insurance, information services, direct marketing, media, retail, technology, telecommunications, automotive, and pharmaceuticals/healthcare industries. We expect to continue to expand our presence in these industries as well as to penetrate other industries as their information management needs increase. Other industries which we believe are undergoing changes that will increase the need for data and information management services include the e-commerce, packaged goods and entertainment sectors. We also believe our products and services would complement and are adaptable to the identity verification systems of prospective clients in industries or businesses concerned about security management, including travel, special events management and building security.

We also believe that in the post-September 11 environment, certain governmental agencies have a need for the type of data integration solutions enabled by AbiliTec in the areas of fraud detection and identity verification.  Since September 11, 2001, we have been actively pursuing government contract work in this regard, and view this sector as a potential source of new business in the future.

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

Pursue international opportunities

Since 1986, we have had a presence in Europe. Having successfully launched InfoBase and licensed AbiliTec in the U.K. during fiscal
2002, we are committed to expanding our data access and delivery solutions in the U.K., France and elsewhere in Europe through the continued emphasis on these products and services.  In 1999, we formed a joint venture in Sydney, Australia with PBL, a large publisher and broadcasting company, through which we are offering our products and services in Australia and New Zealand. In 2002 we purchased PBL's interest in the joint venture.  The primary services we offer in Australia and New Zealand are data warehousing,
Customer Relationship Management services, merge purge, analytics, InfoBase data (enhancement and list), TeleAppend, Best Address, and verification.

In 2000 we entered the Japanese market by purchasing a minority interest in a Japanese consumer data firm.  Our activities in Japan currently consist of data hygiene, marketing campaign data and consulting services.  We hope to be able to localize our product and service offerings for the Japanese market and expand our offerings through the Japanese offices of U.S. and European corporations and to large Japanese firms which are active or which expect to be active in direct marketing and CRM strategies.

Acxiom entered the Latin American marketplace in 1999 with the objectives of providing services across the region for its global customers who were either already active in or entering this diverse marketplace containing more than 472 million people.  Our primary focus has been to develop infrastructure and build partner relationships in the major markets - Mexico, Brazil, Argentina,
Chile, and Columbia - while also attempting to service multi-country requirements. We established a dedicated processing hub at our
Phoenix data center where Spanish-speaking staff members process the complex Latin American name and address structure and support localized solutions for Acxiom's major customers and several large local and regional companies.  These solutions may be limited to basic data hygiene and matching, or may be as broad as fully-hosted data management solutions.  Similar services are being marketed in Canada using our Phoenix data center as the primary processing hub.

Seek alliances and acquisitions

Acxiom partners with many of the world's leading systems integrators and hardware and software companies, to create and distribute the best customer and information management solutions for the market. Our partners include such companies as Accenture, D&B,
Equitec, Hewlett Packard, IBM Corporation, SAS Institute, TransUnion and USADATA.

During the past fiscal year, we acquired a data compiling business for online marketers, which we believe will enable us to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  We also acquired an employment screening business from TransUnion which offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.  This business should provide us with additional products and services and will help support the Company's initiatives in the screening, identification and security areas.  In addition, as noted above, we acquired 100% of our Australian joint venture by buying our partner's interest in the joint venture.

We will continue to seek alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services, or market presence in a new industry. We will also consider acquisitions as opportunities may arise. We continually review our mix of businesses to determine that we have the correct combination of people, products, services and other resources to allow us to best serve our clients.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                           Business Segments

We have three business segments: Services, Data and Software Products, and Information Technology Management.

Services

Our Services segment provides solutions that integrate and manage customer, consumer, and business data using our information management skills and technology, as well as our InfoBase data products. We believe that AbiliTec,  which provides Customer Data
Integration capabilities, together with our Solvitur marketing database solutions, positions us for a greater share of the growing
CRM market. Customer Data Integration lies at the core of effective CRM, providing a single view of the customer, in real time, across multiple data sources. This unified view, enabled through AbiliTec's linking technology and our Solvitur solutions, gives our clients the ability to reach their customers more rapidly, efficiently and accurately and to target their sales efforts accordingly.

Acxiom builds Customer and Information Management solutions for its clients in the following service areas:

                      Service                                                 Description
o    Marketing database and data warehouse              o    Develops strategies to effectively use and
     design consulting                                       transform data into actionable information

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

o    Data integration                                   o    Using AbiliTec-enabled solutions, provides
                                                             numerous Customer Data Integration services for a
                                                             diversity of business needs (see descriptions below

                                                        o    Standardizes, converts, cleanses and validates
                                                             data to ensure accuracy and remove duplicative and
                                                             unnecessary data

                                                        o    Creates accurate and comprehensive standardized
                                                             customer profiles from disparate data sources

                                                        o    Augments a client's data with our proprietary
                                                             data

o    Data warehouse/database management and             o    Designs, models and builds data
     delivery                                                warehouse/database

                                                        o    Provides data warehouse/database maintenance and
                                                             updates

                                                        o    Delivers information through a variety of
                                                             channels, including the Internet via interactive
                                                             delivery

o    CRM applications                                   o    Provides market planning, analytical and
                                                             statistical modeling, campaign management, channel
                                                             implementation tracking and reporting applications

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

AbiliTec-enabled solutions

As discussed above, we believe that AbiliTec is the leading software solution for companies seeking to integrate and manage their customer data and customer relationships. It allows the linking of separate, disparate databases across a client's business, provides unprecedented speed and accuracy and permits real-time updating of consumer and business information. AbiliTec is a software product that is licensed to our clients and that is sold through the following channels: enterprise, database, channel partner, service bureaus and direct marketing.

The following AbiliTec-Enabled Solutions demonstrate the power of AbiliTec by delivering accurate, accelerated data solutions that help businesses reduce costs, gain a better understanding of their customer base and build loyal, trust-based customer relationships.

                     Product                                                  Description

o        BestAddress                                  o   BestAddress is an address-processing product that
                                                          improves a mailing list's overall effectiveness by
                                                          optimizing address accuracy and deliverability.
                                                          BestAddress utilizes AbiliTec to deliver the most
                                                          complete address associated with each delivery point and
                                                          the most complete address associated with each consumer,
                                                          and does so much faster than traditional address
                                                          verification processes.

o        Consumer Preference Solution®            o   Consumer Preference Solution improves CRM efforts
                                                          by helping companies with legislative compliance and
                                                          with the management of consumer contact and data-sharing
                                                          preferences.

o        Customer Data Quality ("CDQ")                o   Designed for companies with large mail volumes, CDQ
                                                          identifies duplicates within a mail file at a
                                                          significantly better hit rate than first generation
                                                          merge/purge programs. As a result, mail costs can be
                                                          substantially reduced.

o        Consumer Merge/Purge ("CM/P")                o   CM/P helps manage the overall data integration
                                                          process when records are brought together from multiple
                                                          sources. By rapidly standardizing the data and files,
                                                          CM/P recognizes and groups individuals and households,
                                                          appending incremental data and creating output files
                                                          based on client business rules. CM/P enables data
                                                          analysis and other processes that support account
                                                          acquisition programs.

o        Customer File Management ("CFM")             o   CFM helps manage customer records to provide a
                                                          foundation for customer analysis and/or management
                                                          solutions.

o        Customer Decisioning System ("CDS")          o   Built on a foundation of CFM or CM/P, CDS provides
                                                          rapid, structured execution of direct marketing
                                                          decisions that provides information back to an operating
                                                          system.

o        Customer Recognition and Segmentation        o   Customer Recognition and Segmentation helps
                                                          companies which have undergone a merger or acquisition.
                                                          The three service modules are: pre-merger due-diligence;
                                                          customer recognition across the merged entity (which
                                                          enables the client to join disparate data files and
                                                          reveal a truer picture of customers, accounts and
                                                          households); and customer retention across the merged
                                                          entity.

InfoBase, SentricxSM and PersonicxSM data products.

Based upon our knowledge of the industry and our competitors' products, we believe InfoBase, Sentricx and Personicx represent the industry's most comprehensive and accurate relationship management, risk management, and operational efficiency data product offerings.  They are available either on a stand-alone basis or integrated into our customized service offerings.

The data that we use is obtained from publicly available information, public record information, summarized customer information, customer contact information, and self-reported information. We utilize multiple data sources from each category of data including, but not limited to, published telephone directories, directory service information, voter registrations, county assessor and recorder information, questionnaires, warranty cards, inferred preference information, catalog buyer behavior information, and product registration.  Accuracy is one of Acxiom's primary concerns, and we have processes in place to maintain a high level of quality in our products.

Our primary InfoBase products include the following:

                     Product                                                     Description
o        InfoBase Enhancement                         o      InfoBase Enhancement is the leading consumer data
                                                             enhancement product containing demographic and
                                                             lifestyle information on a majority of U.S.
                                                             households, and providing instant access to the
                                                             premiere multi-sourced database in the U.S.

                                                      o      InfoBase Enhancement processes customer data
                                                             through multiple delivery options including
                                                             traditional or "batch" processing for large volumes
                                                             of data, or online processing for smaller volumes or
                                                             for instant processing of individual records.

o        InfoBase List                                o      InfoBase List is a comprehensive multi-sourced
                                                             consumer list designed to help target prospects more
                                                             effectively and efficiently. InfoBase List consists
                                                             of base name and address records combined with
                                                             InfoBase's industry-leading consumer data including
                                                             demographics, home ownership characteristics,
                                                             purchase behavior and lifestyle data.

o        InfoBase Consumer List                       o      Online access provides on-demand, instant access
                                                             to our InfoBase Consumer Lists. Through this access
                                                             method, clients may obtain InfoBase-enhanced
                                                             snapshots of their existing records or host
                                                             prospects for customer acquisition and retention
                                                             efforts quickly and inexpensively.

o        InfoBase TeleSource                          o      InfoBase TeleSource is the most comprehensive,
                                                             multi-sourced telephone data product in the United
                                                             States. It allows clients to reach a greater number
                                                             of qualified customers and prospects.  InfoBase
                                                             TeleSource's national database contains more than
                                                             160 million consumer names, telephone numbers and
                                                             addresses. This includes approximately 35 million
                                                             records not available from any other source and
                                                             approximately 12 million business listings.

o        InfoBase E-Mail Enhancement and E-Mail       o      E-Mail Enhancement allows businesses to
         List                                                communicate with their customers via e-mail.   This
                                                             product also offers e-mail append, reverse append,
                                                             flag append, reactivation and eCOA (electronic
                                                             change of address).

                                                      o      E-Mail List offers businesses an e-mail option for
                                                             prospecting by enhancing consumer-provided e-mail
                                                             information with demographics and lifestyle
                                                             selectors from Consumer Enhancement.

o        InfoBase Analytics (Data Analysis           o       Data Analysis Report ("DAR") provides clients with
         Report, Modeling Services and Scoring               a comprehensive descriptive snapshot of their
         Services)                                           customers using InfoBase demographic and lifestyle
                                                             interest data. The DAR is currently provided as a
                                                             printed document, but is also available in online,
                                                             PC-compatible formats.

                                                      o      Modeling Services - Modeling Services involves the
                                                             development of an algorithm used to predict or model
                                                             behaviors such as a consumer's likelihood to respond
                                                             to a particular offer or to continue buying from a
                                                             particular vendor.  The models are created utilizing
                                                             demographic data and/or internal customer data.

                                                      o      Scoring Services - Scoring Services is the
                                                             application or implementation of a model into useful
                                                             information.  Once a model has been developed it is
                                                             then applied to an outside file or an
                                                             Acxiom-specific file (e.g., InfoBase List).  The
                                                             file to which the model is being applied is then
                                                             scored, and all records/households are ranked by
                                                             score as to their likelihood to behave in a certain
                                                             manner (likelihood of response, purchase propensity,
                                                             attrition).   Scoring Services can be applied to
                                                             both Acxiom files or client-provided files.

o        InfoBase Suppression                        o       InfoBase Suppression facilitates our clients'
                                                             compliance with legal and industry privacy
                                                             guidelines, improves marketing results by
                                                             eliminating unresponsive prospects and those
                                                             unlikely to respond.  InfoBase Suppression is built
                                                             from Acxiom's master suppression file, providing a
                                                             single access to a variety of suppression sources.
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

o        InfoBase Telephone Directories               o      InfoBase Telephone Directories provides several
                                                             content options for clients.  InfoBase Business
                                                             Directories is the most complete source of business
                                                             listings for the U.S. and Canada consisting of over
                                                             20 million combined records.  It is made up of the
                                                             most current business listings, with disconnected
                                                             numbers frequently removed.  Along with address
                                                             information, records consist of business
                                                             classification, latitude/longitude, and yellow page
                                                             data elements.  The InfoBase Premium White Page
                                                             ("PWP") product is the premier product in the market
                                                             with public, but not yet published, listings
                                                             incorporated.  It consists of multiple sources
                                                             including white page data, Regional Bell Operation
                                                             Companies data and monthly feeds of disconnected
                                                             data.  The PWP file contains over 90 million records
                                                             with name and address information as well as
                                                             latitude and longitude.

o        Personicx                                    o      Personicx represents the next evolutionary step in
                                                             consumer segmentation.  Personicx is a
                                                             household-level segmentation system that places each
                                                             U.S. household into one of 70 segments based on its
                                                             specific consumer and demographic characteristics.
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

o        InfoBase Address Append                      o      InfoBase Address Append is the most recent
                                                             addition to the InfoBase TeleSource product line.
                                                             InfoBase Address Append aids companies in their
                                                             customer recognition efforts by appending mailing
                                                             address information to consumer names and zip codes
                                                             captured at the point of contact.  InfoBase Address
                                                             Append leverages two of the premier InfoBase
                                                             products, InfoBase TeleSource and InfoBase Consumer
                                                             List, to provide over 220 million unique name and
                                                             address listings to provide optimal coverage.

o        Sentricx                                     o      Sentricx helps our clients combat fraud by
                                                             enabling data-driven identity verification of
                                                             customers and prospects.  Sentricx accesses multiple
                                                             reference databases in real time or batch mode to
                                                             verify information provided at point-of-sale, in
                                                             call center or web environments, or on applications
                                                             for credit accounts, demand deposit accounts, or
                                                             insurance.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

IT Management

Data center outsourcing enables our customers to focus on their core business while Acxiom manages their technical infrastructure needs. We provide the IT services for large systems, mid-range and client/server platforms and networks. This is part of Acxiom's total offering of customer information infrastructure -  the "One Acxiom" concept - namely, the combination of data, technology, marketing services and IT management that enables companies to maximize the value of customer relationships.

 Our data center outsourcing services give our customers a secure, high-performance network and computing environment, supported by experienced IT professionals. The benefits include:

o        Maximization of value from IT assets and information system staff

o        Computing and network capacity driven by customer demand

o        Highly scalable computing and network environments

o        "24 x 7" System availability

Our IT solutions cover the computing needs of our clients, ranging from full mainframe information processing centers to the desktop.  Acxiom currently operates several large, high availability data centers, manages high-speed networks, and hosts Internet
e-commerce applications.  Acxiom's IT services have the added specialty of supporting the very large databases needed by companies who sell to consumers. Acxiom has developed a storage-centric IT infrastructure to manage the massive amounts of data these companies require. This data is then processed using a huge capacity of IBM mainframe power and more than 4,000 servers. The resulting information is then delivered to our clients across an Acxiom-managed network.  Acxiom's IT Management also provides the infrastructure and managed services that power our customer and information management solutions.

We offer technology services in the following areas:

o        Mainframe platform outsourcing
o        Client/server platform outsourcing
o        Network management
o        Web hosting management
o        High-speed electronic printing and mail services
o        Redundant infrastructure availability services

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

Clients

Our clients are primarily in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. Our 10 largest clients represented approximately 43% of our revenues in fiscal 2003. No single client
accounted for more than 10% of our revenue during the last fiscal year.   We seek to maintain long-term relationships with our
clients. Many of our clients typically operate under long-term contracts with initial terms of at least two years in length.

Representative clients by most of the industries we serve include:

Financial Services                  Pharmaceuticals/Healthcare                Retail/Distribution
Bank One Financial Services         Blue Cross Blue Shield Association        Blockbuster
Corporation                         Bristol-Meyers Squibb                     Canadian Tire Acceptance Limited
Bank of America                     Pfizer, Inc.                              Danone Water
Capital One                         Sankyo Pharma                             Federated Dept. Stores
Charter One Bank                                                              Lands End, Inc.
CitiGroup                                                                     Lenscrafters
Charles Schwab                      Insurance                                 Office Depot, Inc.
Conseco, Inc.                       Allstate                                  Sears Roebuck & Company
Deluxe Financial Services, Inc.     Bankers Life & Casualty               Virgin Energy
Fairfield Community Bank            Physicians Mutual Insurance
GE Capital Corp.                       Company                                Information Services/Education
Household International, Inc.       Prudential                                Career Education
HSBC Bank                                                                     CCC Information Services
MBNA America Bank N.A.              Telecommunications                        Direct Marketing Association
National Westminster Bank           AT&T Wireless Services, Inc.          De Vry, Inc.
Providian                           MCI WorldCom Communications,              R.L. Polk and Company
Triad Financial Services               Inc.                                   R.R. Donnelly
Wells Fargo                         Sprint/United Management Company          TransUnion LLC
Western Union                       Vodafone Airtouch
                                                                              Technology
Media/Entertainment                 Internet / E-Commerce                     Doubleclick
Advance Publications, Inc.          eFunds Corporation                        IBM Corporation
Guideposts                          E*Trade Group, Inc.                       Microsoft Corporation
MGM Mirage                                                                    Novell, Inc.
Primedia                            Automotive
Reiman Publications                 ADP                                       Packaged Goods/Packaging
Rodale, Inc.                        General Motors                            Britvic
                                    Toyota                                    Conopco, Inc. (Unilever)
Government                                                                    Home Services
City of Chicago                     Industrial/Utilities                      The Procter & Gamble Distributing
                                    AGL Resources, Inc.                            Company
                                    Central Steele & Wire                 Rexam Beverage Can Company
                                    Safety-Kleen

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                          Sales and Marketing

Acxiom continues to benefit from the creation in 2002 of a single sales and marketing organization, one that allows clients --
regardless of their industry and needs -- to have a relationship with "One Acxiom." This concept better enables Acxiom to create and deliver customer and information management solutions for our clients that enhance profitability, reduce risk, and lower costs through a true understanding of their customers.

Acxiom's sales and marketing organization takes a solution-selling approach that combines the full scope of Acxiom's strengths. Core offerings that are available in Acxiom's solutions include data (under the primary InfoBase brand), technology and Customer Data
Integration (under the primary AbiliTec brand), database services (under the primary Solvitur brand), IT outsourcing, consulting and analytics, and privacy leadership (all under the umbrella Acxiom brand).

The Acxiom sales and marketing organization has always maintained a strong focus on industry expertise to ensure we understand our clients' unique business opportunities and challenges.  This was enforced to a greater degree than ever in the past fiscal year as
Acxiom introduced a required and intensive training and "accreditation" process for associates in the sales organization.

Acxiom continues to promote a sales and marketing driven culture that encourages each associate to understand how he or she can better promote the sale of Acxiom solutions and the satisfaction of our clients.  It complements the strong product/service delivery culture that has helped Acxiom succeed in the past. The sales and marketing-driven attitude extends across the enterprise, and sales activities with major clients involve a high level of collaboration and cooperation across all levels of leadership in sales, marketing and operations.

Also, as noted above, Acxiom partners with many of the world's leading systems integrators and hardware and software companies to create and distribute the best customer and information management solutions for the market. Our partners include such companies as
Accenture, Dun & Bradstreet, Equitec, Hewlett Packard, IBM Corporation, SAS Institute,  TransUnion and USADATA. We will continue to seek alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services, or market presence in a new industry.

Pricing for Products and Services

We have standard pricing guidelines for many services such as list processing, national change-of-address processing, data cleansing, merge/purge processing and other standard processing. Data warehousing/database management services tend to be more custom-designed and are negotiated individually with each client utilizing standard pricing guidelines.

Pricing for data warehouses and database builds may include separate fees for design, initial build, ongoing updates, queries and outputs. We also may price separately for consulting and statistical analysis services.

We publish standard prices for many of our data products. These products are priced with volume and license-period discounts.
Licenses for our entire consumer or business database for one or more years are priced individually.

AbiliTec is priced as software, and the right to use it is licensed to our clients, typically under one to three-year license agreements. The pricing includes separate fees for the annual license and for individual transactions, if applicable.  Both components allow for volume price discounts.  AbiliTec may also be utilized as part of an AbiliTec-enabled service and priced in a bundled service solution.

IT Management services are priced based on the costs of migration, management services, operation of the data center, and network and system infrastructure.

Competition

The information services industry in which we operate is highly competitive, with no single dominant competitor. Within the industry, there are data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms and teleservices companies. Many firms offer a limited number of services within a particular geographic area, and several participants are national or international companies and offer a broad array of information services. However, we do not know of a competitor that offers our complete line of products and services.

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

In the Data and Software Products market, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the customer needs and, to a lesser extent, on the pricing of information products and services. Our principal competitors in this market are Abacus Direct, Equifax, Experian, and infoUSA. We also compete with hundreds of smaller firms that provide list brokerage and list management services. An emerging market is the Internet-driven data market. This consists of two primary areas of emphasis: the use of the Internet to collect and deliver data and the use of e-mail addresses for reaching consumers for marketing. The addition of the Internet into the traditional compilation and distribution channels has made the market more diverse with potentially lower barriers to entry.

In the IT Management services market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments, and price. Our primary competitors include Affiliated Computer Services,  Electronic Data
Systems, IBM Global Services, (i)Structure and the in-house IT departments of current and prospective clients. In addition, but on a less frequent basis, we compete with Computer Sciences Corporation, Lockheed Martin Information Technology and Perot Systems.

Privacy

We have always taken an active approach with respect to consumer privacy. The growth of e-commerce and companies' needs for consumer information mean that we must work even harder to guarantee that our policies offer individuals the protection to which they are entitled.  Consequently, we actively promote a set of effective privacy guidelines for the direct marketing, e-commerce, and information industries as a whole.  Industry-wide compliance helps address U.S. privacy concerns.  Furthermore, we are certified under the European Union Safe Harbor and contractually comply with other international data protection requirements to ensure the continued free flow of information across borders.

Our own Fair Information Practices Policy outlines the variety of measures we currently take to protect consumers' privacy.  A copy of this policy is posted on our website at www.acxiom.com. We educate our clients and associates regarding consumer privacy issues, guidelines and laws. Our policy also explains the steps that consumers may take to have their names removed from our marketing products and to obtain a copy of the information we maintain about them in our reference products.

Companies are assessing their privacy policies and beginning to recognize that newly developed customer data integration technology can help them honor an individual's preferences and address consumers' concerns.  We believe that technologies such as AbiliTec will enable businesses to move beyond mere privacy "protection" and toward aggressive consumer advocacy.  Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to allow their customers to access, correct and selectively opt out of certain practices, provide better safeguards around their customers' information, and facilitate compliance with preferences in time and manner of contact.

Privacy legislation is currently pending in Congress and in most of the 50 states, and we anticipate that additional legislation will continue to be introduced in the future.  While there has been a significant amount of potential legislative activity, we believe that as legislators come to better understand the importance of information as a fundamental building block of a robust economy, reasonable legislative approaches to information use will prevail. We are supportive of legislation that codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer's personal information is shared with independent third parties for marketing purposes.  We recognize that different types of personal information should be afforded varying safeguards, so with regard to certain types of sensitive personal information, we support choice on an opt-in basis for third-party use.

Employees

Acxiom currently employs approximately 5,020 employees (associates) worldwide. None of Acxiom's associates are currently represented by a labor union or are the subject of a collective bargaining agreement. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

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

The forward-looking statements contained in this report include the items set forth on pages F-28 - F-29 in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") attached hereto. In light of the risks, uncertainties and assumptions set forth in the MD&A, we caution readers not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

Item 2.  Properties

The following table sets forth the location, ownership and general use of the principal properties of Acxiom.

          Location                              Held                                   Use

Acxiom Corporation:

(a)         Phoenix, Arizona             Held in fee                     Customer service facilities; data center;
                                                                         office space

(b)         Conway, Arkansas             Eleven facilities held in fee   Customer service facilities; data center;
                                                                         office space

(c)         Little Rock, Arkansas        Two leased buildings; one       Principal executive offices; customer
                                         building held in fee            service facilities; office space

(d)         Fayetteville, Arkansas       Lease                           Office space

(e)         Stamford, Connecticut        Lease                           Office space

(f)         Southfield, Michigan         Lease                           Office space; data center

(g)         Carmel, New York             Lease                           Office space; data center

(h)         Memphis, Tennessee           Lease                           Customer service facilities; office space

(i)         Tokyo, Japan                 Lease                           Office space

Acxiom / May & Speh, Inc.:

(a)          Downer's Grove, Illinois    Lease                           Office space; data center; customer service
                                                                         facilities

(b)          Melville, New York          Lease                           Office space; print facilities

(c)          Bolingbrook, IL             Lease                           Office space

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

(c)         Paris, France                Lease                           Office space

Acxiom Australia Pty Ltd.:

(a)          Sydney, Australia           Lease                           Office space

Acxiom is headquartered in Little Rock, Arkansas with additional locations throughout the United States.  It also has operations in the United Kingdom, France, Australia and Japan.  In general, our offices, customer service and data processing facilities are in good condition.  Construction was completed during the prior fiscal year on a new customer service facility in Little Rock.
Construction on a new office building and data center in Phoenix was recently begun and is expected to be completed in 2004.
Additional property was recently acquired in Little Rock for the future construction of a new data center adjacent to one of our existing customer services facilities.  Management believes that our current facilities, together with those currently underway, are suitable and adequate to meet our current needs and, except for the planned expansions noted above, no substantial additional properties will be required during fiscal year 2004.

Item 3.  Legal Proceedings

We are involved in various claims and litigation matters that arise in the ordinary course of business. None of these, however, are believed to be material in their nature or scope.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                         EXECUTIVE OFFICERS

Each of Acxiom's executive officers, including position held, age, and year of initial appointment as an executive officer and business experience for the past five years, is listed below:

Name                                Position Held                                        Age           Year Elected

Charles D. Morgan                   Chairman of the Board and                            60               1972
                                    Company Leader

Rodger S. Kline                     Director and                                         60               1975
                                    Company Operations Leader

James T. Womble                     Director and                                         60               1975
                                    Client Services Leader

David J. Allen                      Client Services Leader                               50               2000

Robert S. Bloom                     Company Financial Relations Leader                   47               1992
                                    and Treasurer

R. Bruce Carroll                    Strategic Development Leader                         58               2001

Cindy K. Childers                   Company Organizational                               43               2001
                                    Development Leader

C. Alex Dietz                       Products Leader                                      60               1979

Keith J. Henkel                     Solutions Leader                                     42               2002

L. Lee Hodges                       Outsourcing and IT Services Leader                   56               1998

J. Edward Horton                    Company Marketing Leader                             39               2001

Jerry C. Jones                      Company Business Development/Legal Leader            47               1999

Jefferson D. Stalnaker              Company Financial Operations Leader                  37               2002

Paul M. Williams                    Company Sales Leader                                 55               2000
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
    Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where for the past eleven years he has served as Chairman of the College of Engineering Advisory Council.  Prior to joining Acxiom, Mr. Kline spent seven years with IBM Corporation and two years as an officer in the U.S. Army.

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

Mr. Henkel joined Acxiom in 1999 to help develop customer relationship management strategies for the Financial Services
    Organization.  He was responsible for the development of Solvitur, Acxiom's real-time marketing solution.  Mr. Henkel presently serves as one of Acxiom's Solutions and Products Leaders. Prior to joining Acxiom, Mr. Henkel spent 17 years with Alltel
    Information Systems.  Most recently, he was responsible for Alltel's retail delivery and information warehousing products. Prior to that, Mr. Henkel developed Alltel's enterprise architecture and built its client/server development capability. Mr. Henkel graduated from Rhodes College in 1983 with a bachelor's degree in economics and business administration.

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

Mr. Horton joined Acxiom in 1987.  He currently oversees Acxiom's marketing positioning and strategic alliance initiatives. He has a diverse background in direct marketing and solution sales and most recently provided leadership in developing and executing
    Acxiom's first corporate-wide alliance strategy.  Prior to joining Acxiom, he was employed by Diversified Human Resources Group.
    Mr. Horton holds a bachelor's degree in data processing and quantitative analysis from the University of Arkansas and has completed New York University's graduate-level program in direct marketing.

Mr. Jones joined Acxiom in 1999 and currently serves as Business Development/Legal Leader for the Company.  Prior to joining Acxiom, he was employed for 19 years as an attorney in private practice with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  Mr. Jones holds a degree in public administration and a law degree from the University of
    Arkansas.

Mr. Stalnaker currently serves as Acxiom's Financial Operations Leader. He joined the Company in 1995 and during his tenure has served in a number of roles in the financial organization. Mr. Stalnaker served from 1998-2002 as the financial leader of
    Acxiom's largest operating organization while also serving in a business development role for several key clients.  Prior to joining Acxiom, he was employed by the Arkansas Public Service Commission as a senior financial analyst.  Prior to that, Mr.
    Stalnaker worked for a regional public accounting firm located in Little Rock, Arkansas. He is a Certified Public Accountant and
    holds a degree in business administration in accounting from the University of Central Arkansas.

Mr. Williams joined Acxiom in 1989.  He currently serves as Company Sales Leader.  Prior to joining Acxiom, he held a number of positions within the information services and financial services industries, including Computer Associates International. Prior to that, he was a systems engineer for IBM. Mr. Williams holds a degree in management from the University of Arkansas at Little
    Rock and is a graduate of the SMU Intermediate Banking School and the Stonier Graduate School of Bank Management. He also served four years in the United States Air Force.

There are no family relationships among any of Acxiom's executive officers and/or directors.

                                                                PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

The outstanding shares of Acxiom's Common Stock are listed and traded on the NASDAQ National Market and trade under the symbol ACXM.
The following table reflects the range of high and low closing prices of Acxiom's Common Stock as reported by Dow Jones &
Company, Inc. for each quarter in fiscal 2003 and 2002.

Fiscal 2003                 High              Low
Fourth quarter              16.97             14.06
Third quarter               15.50             12.25
Second quarter              19.38             12.67
First quarter               17.78             14.90

Fiscal 2002                 High              Low
Fourth quarter              19.15             12.85
Third quarter               18.05             9.32
Second quarter              13.50             7.85
First quarter               19.87             10.89

As of June 4, 2003, the approximate number of stockholders of record was 2,330.

While Acxiom has never paid cash dividends on its Common Stock, the Board of Directors may consider doing so in the future if our cash flow remains strong and if tax laws are favorable.  If dividends are not paid, we will continue to retain earnings for use within our business.

The equity plan compensation information required by this Item appears under the heading "Equity Compensation Plan Information" in
Acxiom's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 6.   Selected Financial Data

For information pertaining to Selected Financial Data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-3 - F-29, which is attached hereto.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At March 31, 2003, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

Item 8.   Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-32 - F-69 , which is attached hereto.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 15, 2002, the Audit Committee of the Board of Directors approved the engagement of KPMG LLP as the independent auditors for
Acxiom.  On May 16, 2002, KPMG LLP replaced Acxiom's former independent auditors, Arthur Andersen LLP.

During the two fiscal years ended March 31, 2002 and 2001 and the subsequent interim period through May 16, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement. The independent auditors' report of Arthur Andersen LLP on the consolidated financial statements of Acxiom Corporation and subsidiaries as of and for the years ended March 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended March 31, 2002 and 2001, and the subsequent interim period through May 16, 2002, KPMG LLP was not consulted by Acxiom, or by anyone on Acxiom's behalf, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Acxiom's financial statements.

                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers" at the end of Part I of this Report. The remaining information required by this Item appears under the captions "Proposals You May Vote On," "Information About the Board of Directors," and "Section 16(a) Reporting
Delinquencies" in Acxiom's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" in Acxiom's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item appears under the heading "Stock Ownership" in Acxiom's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item appears under the heading "Certain Transactions" in Acxiom's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As required under the Sarbanes-Oxley Act of 2002, within the 90 days prior to the date of this report, Acxiom carried out an evaluation, under the supervision and with the participation of its management, including the Registrant's Company Leader (Chief
Executive Officer) and its Company Financial Operations Leader (Chief Financial Officer), of the effectiveness of the design and operation of its "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the
Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, Acxiom's
Company Leader and its Company Financial Operations Leader concluded that the Company's disclosure controls and procedures were effective.

(b)  Changes in Internal Controls

There were no significant changes in Acxiom's internal controls or other factors that could significantly affect the controls subsequent to the date of their evaluation.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                                PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report:

     Financial Statements.

        The following consolidated financial statements of the registrant and its subsidiaries included in the Financial Supplement and the Independent Auditors' Reports thereof are attached hereto. Page references are to page numbers in the Financial
        Supplement.

                                                                                        Page

        Reports of Independent Auditors                                                 F-30 - F-31

        Consolidated Balance Sheets as of March 31, 2003 and 2002                       F-32

        Consolidated Statements of Operations for the years ended
        March 31, 2003, 2002 and 2001                                                   F-33

        Consolidated Statements of  Stockholders' Equity and Comprehensive Income
        for the years ended March 31, 2003, 2002 and 2001                               F-34

        Consolidated Statements of Cash Flows for the years ended
        March 31, 2003, 2002 and 2001                                                   F-35 - F-36

        Notes to the Consolidated Financial Statements                                  F-37 - F-69

     Financial Statement Schedules.

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
         0-13163, and incorporated herein by reference)

10(a)    Data Center Management Agreement dated July 27, 1992 between Acxiom and TransUnion Corporation (previously filed as Exhibit
         A to Schedule 13-D of TransUnion Corporation dated August 31, 1992, Commission File No. 5-36226, and incorporated herein by reference)

10(b)    Agreement to Extend and Amend Data Center Management Agreement and to Amend Registration Rights Agreement dated August 31,
         1994 (previously filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, as amended, Commission File
         No. 0-13163, and incorporated herein by reference)

10(c)    Acxiom Corporation Deferred Compensation Plan (previously filed as Exhibit 10(b) to Acxiom's Annual Report on Form 10-K for
         the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(d)    Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom's
         Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10(e)    Amended and Restated 2000 Associate Stock Option Plan of Acxiom Corporation

10(f)    Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom's Annual Report on Form 10-K for
         the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(g)    Acxiom Corporation Leadership Compensation Plan

10(h)    Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom's Annual Report on
         Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-13163, and incorporated herein by reference)

10(i)    General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit
         10(m) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(j)    Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002

10(k)    Second Amended and Restated Credit Agreement dated as of February 5, 2003 (previously filed as Exhibit 10(a) to Acxiom's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 0-13163, and incorporated herein by reference

10(l)    Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as
         Owner Trustee under the AC Trust 2001-1 ("Assignor") and the Company, assigning all of Assignor "s rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office. building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (Assignment and Head Lease attached)

10(m)    Form of Executive Security Agreement dated as of August 23, 2001, between Acxiom and the executive officers listed pursuant to Part III, Item 10 above (previously filed as Exhibit 10(g) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, Commission File No. 0-13163, and incorporated herein by reference)

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

None

                                                   [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this
Report to be signed on its behalf by the undersigned.

                                                              ACXIOM CORPORATION

Date:  June 9, 2003                                           By:      /s/ Catherine L. Hughes
                                                                 ------------------------------------------
                                                                 Catherine L. Hughes, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

General Wesley K. Clark*            Director                                                     June 9, 2003
General Wesley K. Clark

Dr. Ann Hayes Die*                  Director                                                     June 9, 2003
Dr. Ann Hayes Die

William T. Dillard II*              Director                                                     June 9, 2003
William T. Dillard II

Harry C. Gambill*                   Director                                                     June 9, 2003
Harry C. Gambill

William J. Henderson*               Director                                                     June 9, 2003
William J. Henderson

Rodger S. Kline*                    Company Operations Leader                                    June 9, 2003
Rodger S. Kline                     and Director

Thomas F. McLarty, III*             Director                                                     June 9, 2003
Thomas F. McLarty, III

Charles D. Morgan*                  Chairman of the Board and                                    June 9, 2003
Charles D. Morgan                   Company Leader
                                    (Principal executive officer)

Stephen M. Patterson*               Director                                                     June 9, 2003
Stephen M. Patterson

Jefferson D. Stalnaker*             Company Financial Operations Leader                          June 9, 2003
Jefferson D. Stalnaker              (Principal financial and accounting officer)

James T. Womble*                    Client Services Leader and Director                          June 9, 2003
James T. Womble

*By:     /s/ Catherine L. Hughes
         Catherine L. Hughes
         Attorney-in-Fact

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

                                                             CERTIFICATION

I, Charles D. Morgan, certify that:

1.       I have reviewed this annual report on Form 10-K of Acxiom Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4.       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June 9, 2003
                                                     By:      /s/ Charles D. Morgan
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
                                                              (principal executive officer)

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

                                                             CERTIFICATION

I, Jefferson D. Stalnaker, certify that:

1.       I have reviewed this annual report on Form 10-K of Acxiom Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4.       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June 9, 2003
                                                     By:      /s/ Jefferson D. Stalnaker
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

                                                ACXIOM CORPORATION

                                           INDEX TO FINANCIAL SUPPLEMENT
                                           TO ANNUAL REPORT ON FORM 10-K
                                         FOR THE YEAR ENDED MARCH 31, 2003

      Selected Financial Data                                                                       F-2

      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               F-3 - F-29

      Reports of Independent Auditors                                                           F-30 - F-31

      Annual Financial Statements:

             Consolidated Balance Sheets
                 as of March 31, 2003 and 2002                                                     F-32

             Consolidated Statements of Operations
                 for the years ended March 31, 2003, 2002 and 2001                                 F-33

             Consolidated Statements of Stockholders' Equity and Comprehensive Income
                     for the years ended March 31, 2003, 2002 and 2001                             F-34

             Consolidated Statements of Cash Flows
                 for the years ended March 31, 2003, 2002 and 2001                              F-35 - F-36

             Notes to the Consolidated Financial Statements                                     F-37 - F-69

                                                        SELECTED FINANCIAL DATA
                                                  (In thousands, except per share data)

Years ended March 31,                                 2003             2002              2001             2000            1999
                                                 --------------   ----------------  ---------------  ---------------  --------------

Earnings Statement Data:

    Revenue                                      $    958,222            866,110        1,009,887          964,460         754,057

    Net earnings (loss) before extraordinary
        item and cumulative effect of
        change in accounting principle           $     21,767            (30,693)          43,867           90,363         (15,142)

    Extraordinary item                           $          -             (1,271)               -                -               -

    Cumulative effect of change in accounting
        Principle                                $          -                  -          (37,488)               -               -

    Net earnings (loss)                          $     21,767            (31,964)           6,379           90,363         (15,142)
                                                 ==============   ================  ===============  ===============  ==============

    Basic earnings (loss) per share:
        Earnings (loss) before extraordinary
             item and cumulative effect of
             change in accounting principle      $       0.25              (0.35)            0.50             1.06           (0.19)

        Extraordinary item                       $          -              (0.01)               -                -               -

        Cumulative effect of change in
             accounting principle                $          -                  -            (0.43)               -               -

        Net earnings (loss)                      $       0.25              (0.36)            0.07             1.06           (0.19)
                                                 ==============   ================  ===============  ===============  ==============

    Diluted earnings (loss) per share:
        Earnings (loss) before extraordinary
             item and cumulative effect of
             change in accounting principle      $       0.24              (0.35)            0.47             1.00           (0.19)

        Extraordinary item                       $          -              (0.01)               -                -               -

        Cumulative effect of change in
             accounting principle                $          -                  -            (0.40)               -               -

        Net earnings (loss)                      $       0.24              (0.36)            0.07             1.00           (0.19)
                                                 ==============   ================  ===============  ===============  ==============

Pro Forma Earnings Statement Data, assuming
    accounting change is applied retroactively:

    Revenue                                      $    958,222            866,110        1,009,887          901,925         741,124

    Net earnings (loss) before extraordinary
       item                                      $     21,767            (30,693)          43,867           60,038         (22,305)

    Basic earnings (loss) per share before
       extraordinary item                        $       0.25              (0.35)            0.50             0.71           (0.29)

    Diluted earnings (loss) per share before
       extraordinary item                        $       0.24              (0.35)            0.47             0.67           (0.29)
                                                 ==============   ================  ===============  ===============  ==============

March 31,                                             2003             2002              2001             2000            1999
                                                 --------------   ----------------  ---------------  ---------------  --------------

Balance Sheet Data:

    Current assets                               $    289,115            360,225          352,447          340,046         301,999

    Current liabilities                          $    171,665            177,670          214,320          180,008         167,915

    Total assets                                 $  1,093,246          1,156,834        1,232,725        1,105,296         889,800

    Long-term debt, excluding current
       installments                              $    289,677            396,850          369,172          289,234         325,223

    Stockholders' equity                         $    562,556            510,931          616,448          587,730         357,773
                                                 ==============   ================  ===============  ===============  ==============

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Summary

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.
The core components of Acxiom's innovative solutions are customer data integration technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States ("U.S.")
and in the United Kingdom ("U.K."), France, Australia and Japan.

The Company manages its operations through three operating segments: Services, Data and Software Products, and IT
Management.  The Services segment, the Company's largest segment, provides data warehousing, list processing and consulting services to large corporations in a number of vertical industries.  The Data and Software Products segment provides data content and software primarily in support of the Services segment clients' direct marketing activities.  The IT Management segment reflects outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal year are identified below.

    o   Revenue increased 11% to $958 million in fiscal 2003;
    o   New contracts signed in fiscal 2003 are expected to contribute annual revenue of $96 million and contract renewals are expected to generate $137 million in annual revenue;
    o   The Company reported record operating cash flow of $254 million and free cash flow (as defined under
        "Capital Resources and Liquidity" below) of $199 million for fiscal 2003;
    o   Effective February 10, 2003, the Company amended and restated its revolving credit agreement and, using available cash and borrowings under this agreement, repaid $64.2 million of term notes and paid $45.8 million to terminate its off-balance sheet real estate synthetic lease arrangement (see notes 8 and 10 to the consolidated financial statements);
    o   Effective November 14, 2002, the Company announced a common stock repurchase program.  As of March 31,
        2003, the Company had repurchased 1.8 million shares of its common stock for an aggregate purchase price of $26.7 million; and
    o   As a result of continued declines in the value of certain investments, as well as the impairment of certain software and non-strategic operations, the Company recorded a pretax charge to earnings of
        $43.1 million during fiscal 2003 (see notes 1 and 2 to the consolidated financial statements).

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2003.  However, these highlights are not intended to be a full discussion of the Company's 2003 fiscal year.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's consolidated financial statements and footnotes included in Item 8 of this report.

Results of Operations

A summary of select financial information for each of the years in the three-year period ended March 31, 2003 is presented below (dollars in millions, except per share amounts):

                                                                                 2003 to        2002 to
                                       2003          2002           2001          2002           2001
                                     ---------     ----------    -----------    ----------     ----------

Revenue                               $  958.2      $  866.1     $ 1,009.9      +   11%       -   14%

Income (loss) from operations             55.1         (18.7)        101.6      + 394%        -  118%

Diluted earnings (loss) per share:

   Earnings (loss) before
     extraordinary items and
     cumulative effect of change
     in accounting principle             0.24          (0.35)         0.47      + 169%        -  174%

  Net earnings (loss)                    0.24       $  (0.36)         0.07      + 167%        -  614%
                                     =========     ==========    ===========    ==========     ==========

Revenues
At March 31, 2003, approximately 80% of the Company's consolidated revenue is from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company.  These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client's revenue.  However, this does not mean that revenue from such contracts is necessarily "fixed" or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.  In addition to tracking revenue under long-term contracts, the Company has also identified and tracks its revenue by major industries that include financial services, insurance, retail, automotive, governmental, travel and hospitality, telecommunications, technology, healthcare and other miscellaneous industries.

For the fiscal year ended March 31, 2003, the Company's revenue was $958.2 million, compared to revenue of $866.1 million in fiscal 2002, reflecting an increase of $92.1 million.  This increase is primarily attributable to an increase in revenue from clients in the financial services industry of approximately $76 million (or approximately 28%).  Additionally, acquisitions made during the current year increased fiscal 2003 revenue by
$15.1 million.  New contracts signed in fiscal 2003 are expected to contribute annual revenue of $96 million and contract renewals during 2003 are expected to generate $137 million in annual revenue.  Revenue for fiscal 2002 decreased $143.8 million over fiscal 2001 revenue of $1,009.9 million.  This decline in revenue is attributable to an economic slowdown during fiscal 2002, along with the following factors:

   o   a decline in revenue from operations divested in fiscal 2002 of $19.6 million;
   o   the loss of $20.1 million of revenue from the Montgomery Ward ("Wards") bankruptcy filing discussed below; and
   o   $83.9 million as a result of the change in AbiliTec software revenue recognition as discussed in note 1 to the consolidated financial statements.

The following table shows the Company's revenue by business segment for each of the years in the three-year period ended March 31, 2003 (dollars in millions):

                                                                           2003 to       2002 to
                             2003            2002            2001           2002          2001
                          ------------    ------------    ------------    ----------    ----------

Services                    $  718.9        $  645.7      $    786.5      +  11%       -   18%
Data and Software
  Products                     173.0           162.6           228.7      +   6         -   29
IT Management                  241.1           220.7           223.4      +   9         -    1
Intercompany
  eliminations                (174.8)         (162.9)         (228.7)     +   7         -   29
                          ------------    ------------    ------------    ----------    ----------
                            $  958.2        $  866.1       $ 1,009.9      +  11%       -   14%
                          ============    ============    ============    ==========    ==========

Services segment revenue for fiscal 2003 increased $73.1 million over the prior year.  This increase in revenue reflects an increase in revenue from clients in the financial services industry of approximately $76 million.
The Company had seen moderate recovery of variable or project-related revenue during the first three quarters of fiscal 2003.  However, during the fourth quarter of fiscal 2003, the Company experienced significant drops in its variable or project revenue due to the sluggish economy and the war in Iraq.  Segment revenue for fiscal 2002 decreased by $140.8 million from fiscal 2001.  This decrease is primarily attributable to a decline in revenue from operations divested in fiscal 2002 of $19.6 million and a decline of $75.2 million related to the change in
AbiliTec software revenue recognition.

Data and Software Products segment revenue during fiscal 2003 increased $10.4 million over fiscal 2002 revenue.
The increase in segment revenue as compared to fiscal 2002 is primarily attributable to growth of $24.9 million in software products, which includes AbiliTec-enabled products and new reference and analytics products, partially offset by declines of $14.5 million in list, telephony and enhancement data products.  Data and
Software Products segment revenue decreased $66.2 million in fiscal 2002 from fiscal 2001.  This decrease in segment revenue is primarily attributable to a decrease of $83.9 million related to the change in AbiliTec software revenue recognition.  These declines are offset by increases in revenue of $17.7 million primarily attributable to increased revenue from analytics, list, reference and e-mail products.

IT Management segment revenue in fiscal 2003 increased $20.4 million over fiscal 2002.  The increase in segment revenue is primarily attributable to approximately $30 million of revenue during fiscal 2003 from outsourcing contracts signed by new clients during the year and from growth of existing outsourcing contracts.  This segment's revenue decreased $2.7 million in fiscal 2002 as compared to fiscal 2001.  This decrease in fiscal 2002 is attributable to a decline in revenue from Wards of $19.1 million and a decline of approximately $5.6 million in AbiliTec software revenue, offset by an increase of approximately $39 million of revenue from both new outsourcing clients added in fiscal 2002 and growth of existing outsourcing contracts.  Terminations and reductions of service levels of outsourcing client contracts account for the remaining revenue fluctuations during both fiscal 2003 and 2002.

Certain revenue, including all data and software product revenue and certain IT management revenue, is reported both as revenue in the segment which owns the client relationship (primarily the Services segment) as well as the segment which owns the product development, maintenance, sales support, etc.  These duplicate revenues, which are eliminated in consolidation, increased $11.9 million in 2003 after decreasing $65.8 million in 2002.  The increase in the intercompany elimination in 2003 primarily reflects increases in data and software product revenue, as discussed above, recorded through the Services segment.  The decrease in this intercompany revenue in
2002 as compared to 2001 reflects a decrease in data and software segment revenue from the change in AbiliTec software revenue recognition of $80.7 million, offset by increases in data and software product revenue recorded through the Services segment.

Operating Expenses
The following table presents the Company's operating expenses for each of the years in the three-year period ended March 31, 2003 (dollars in millions):

                                                                                  2003 to        2002 to
                                          2003         2002           2001          2002           2001
                                        ---------    ----------    ----------     ---------     -----------

      Salaries and benefits              $ 316.3      $ 325.1        $ 363.5       -   3%       -  11%
      Computer, communications and
          other equipment                  296.6        245.2          186.0       +  21         +  32
      Data costs                           116.1        115.4          112.0       +   1         +   3
      Other operating costs and
          expenses                         179.2        153.6          211.5       +  17         -  27
      Gains, losses and nonrecurring
          items, net                        (5.0)        45.5           35.3       - 111         +  29
                                        ---------    ----------    ----------     ---------     -----------

             Total operating expenses    $ 903.2      $ 884.8        $ 908.3       +   2%       -   3%
                                        =========    ==========    ==========     =========     ===========

Salaries and benefits for the Company decreased $8.8 million from fiscal 2002 to fiscal 2003.  Salaries and benefits for fiscal 2003 include $6.5 million of costs related to current year acquisitions while fiscal 2002 includes costs of $12 million incurred for operations prior to their divestiture.  In connection with the restructuring plan ("Restructuring Plan") entered into in June 2002, as discussed below, certain mandatory and voluntary salary reductions were put into place effective April 2001.  The Company's associates received stock options to offset these mandatory and voluntary salary reductions.  The voluntary portion of the salary reduction was reinstated on April 1, 2002, one-half of the mandatory portion of the salary reduction was reinstated August
1, 2002, and the remaining portion of the mandatory salary reduction was reinstated on November 1, 2002.  The net impact of reinstatement of the voluntary and mandatory salary reductions was approximately $17 million during fiscal 2003.  This increase in costs for the pay reinstatements was offset by a reduction in average full-time equivalents ("FTEs") in fiscal 2003 (5,064 average FTEs) as compared to fiscal 2002 (5,406 average FTEs) and by a decline in the Company's accrual for associate "at-risk" compensation of $4.1 million.  Salaries and benefits decreased $38.3 million from fiscal 2001 to fiscal 2002.  Fiscal 2001 includes $26.6 million related to costs incurred for operations divested during fiscal 2002, costs incurred related to Wards of $6.5 million and other costs that did not recur of $1.8 million.  The remaining decrease of $15.4 million is primarily attributable to the work force reductions that were a component of the Restructuring Plan previously discussed and the mandatory and voluntary salary reductions effective April 2001.  Average FTEs for fiscal 2001 was 5,838.

Computer, communications and other equipment costs increased $51.5 million in fiscal 2003 over the prior year.
Computer, communications and other equipment costs for fiscal 2003 include $4.4 million of costs associated with current year acquisitions and $29.8 million of impairment charges on certain software and long-lived assets, as discussed below.  Included in these costs for fiscal 2002 are $21.4 million of impairment charges on certain software and long-lived assets and $2.2 million of depreciation and amortization associated with operations that were disposed of during fiscal 2002.  The remaining increase of $40.9 million in fiscal 2003 primarily reflects increases in leased computer equipment year-over-year of $7.1 million as a result of the Company's decision to generally lease equipment that is required to support clients and increases in software amortization expense year-over-year of $13.0 million for internally developed and purchased software.  Computer, communications and other equipment increased $59.2 million from fiscal 2001 to fiscal 2002.  Included in fiscal 2001 were $9.1 million of costs related to Wards and $1.9 million of costs related to operations divested during fiscal 2002.
The remainder of the increase of $46.6 million in fiscal 2002 primarily reflects increases in leased computer equipment year-over-year of $31.9 million.

During the fourth quarter of fiscal 2003, management determined that certain of its software and long-lived assets were impaired.  Included in the impairment of software was $10.2 million related to campaign management software that was primarily purchased from Exchange Applications, a software vendor that ceased operations during the Company's fourth quarter.  This software was evaluated for impairment under the provisions of Statement of
Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold,
Leased, or Otherwise Marketed."  Additionally, the Company determined that certain other products and long-lived assets related to operations that have been de-emphasized and are no longer strategic were impaired.  These included certain data center and print operations, long-lived assets associated with unprofitable business operations and certain databases that have been abandoned or have been replaced with new products.  The total write-down of these products and operations was $20.4 million, which was determined in accordance with SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Management estimates that depreciation and amortization that will not be incurred for fiscal 2004 on these assets as a result of these impairment charges is approximately $10 million.

Data costs for fiscal 2003 increased $0.6 million from fiscal 2002 after increasing $3.4 million from fiscal
2001.  Data costs are primarily comprised of the cost of data to support the revenue from Allstate Insurance
Company ("Allstate"), as well as fixed and royalty-based data that are used in the Company's InfoBase products.
The cost of Allstate data was approximately $62.2 million in fiscal 2003, as compared to approximately $68.6 million in fiscal 2002 and approximately $71.3 million in fiscal 2001.  This decline in Allstate data costs has been the result of changes in Allstate's data requirements.  With respect to the fixed and royalty-based data, the increase from fiscal 2002 to fiscal 2003 of $7.0 million is primarily comprised of increases in the price of data, whereas the increase from fiscal 2001 to fiscal 2002 of $6.1 million is attributed to increases in both the price of the data and the quantity of data purchased.

Other operating costs and expenses increased $25.6 million in fiscal 2003 as compared to fiscal 2002.  Included in other operating expenses in 2003 are costs associated with current year acquisitions of $6.7 million, impairment charges of $0.8 million on certain long-lived assets (primarily facilities and leasehold improvements)
and $3.7 million of additional bad debt expense as a result of restructuring a long-term note receivable from the sale of an operation in previous years.  Included in these costs in fiscal 2002 was $3.5 million related primarily to impairment charges incurred as a result of the Restructuring Plan and approximately $6.4 million of costs incurred by operations disposed of during fiscal 2002.  The remaining increase in these costs of $24.4 million is primarily the result of increases in postage and other mailing expenses of $10.9 million incurred on client projects and costs of equipment sales of $9.0 million.  Other operating costs and expenses for fiscal 2002 decreased $57.9 million from fiscal 2001.  Included in these costs for fiscal 2001 were $12.1 million of costs associated with operations divested in fiscal 2002, $8.9 million of goodwill amortization and $1.2 million of costs associated with Wards.  The remaining decrease in these costs from fiscal 2001 to fiscal 2002 of $45.5 million is due to the focused efforts by management to reduce the Company's cost structure, including travel and entertainment expenses (down $12.0 million), office supplies (down $8.2 million) and advertising expenses (down
$9.3 million).

Gains, losses and nonrecurring items for each of the years presented are as follows (in millions):

                                                                   2003           2002          2001
                                                           ----------------------------------------------

    Gain (loss) on divestitures                                 $   0.4       $   (0.9)       $   16.1
    Over-attainment accrual and adjustments                         4.1              -            (6.3)
    Restructuring Plan charges and adjustments                     (0.8)         (44.6)              -
    Wards charges and adjustments                                   1.3              -           (34.6)
    Software write-down                                             -                -            (7.6)
    Other                                                           -                -            (2.9)
                                                           ----------------------------------------------
       Gains, losses and nonrecurring items, net               $    5.0       $  (45.5)       $  (35.3)
                                                           ==============================================

Included in fiscal 2003 was the reversal in the second quarter of $4.1 million for an "over-attainment" accrual discussed below (see note 2 to the consolidated financial statements), a recovery of $0.5 million received from the Wards bankruptcy trustee during the third quarter as discussed below (see note 2 to the consolidated financial statements), $0.4 million of net gains from operations divested in 2003 as discussed below (see note 4 to the consolidated financial statements), and an adjustment that resulted in an increase in the Restructuring
Plan accrual and a decrease in the Wards accrual of $0.8 million.

During the first quarter of fiscal 2001, the compensation committee ("the Committee") of the Company committed to pay in cash $6.3 million of over-attainment incentive ("Incentive") that was attributable to results of operations in prior years.  This Incentive was to be paid in excess of the Company's normal at-risk incentive pay due to over-achievement of targets.  In accordance with the Company's Incentive plan, the amount accrued was to be paid over a three-year period, assuming continued performance of the Company.  During the second quarter of fiscal 2002, the Company paid, and recorded as a reduction of the accrual, $2.2 million of the Incentive.  During the second quarter of fiscal 2003, the Committee discontinued the Incentive and determined that the remaining accrual would not be paid under the Incentive plan based on recent operating results.  Accordingly, the remaining accrual of $4.1 million was reversed through gains, losses and nonrecurring items.

Fiscal 2002 included a $45.3 million charge related to the Restructuring Plan discussed below, a net loss on the disposal of certain operations of $0.9 million discussed below, and an adjustment of $0.7 million during the fourth quarter to the Restructuring Plan accrual.

On June 25, 2001, the Company announced the Restructuring Plan in reaction to the continued economic slowdown and the related revenue impact.  The Restructuring Plan included a seven percent workforce reduction; the sale-leaseback of certain computer equipment; and certain other asset impairments, adjustments and accruals (see note 2 to the consolidated financial statements).  The aggregate amount of these Restructuring Plan charges recorded by the Company totaled $45.3 million and consisted of a $31.2 million loss on the sale-leaseback of computer equipment; $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys.  The Company also recorded charges of $25.8 million on certain other assets that are no longer in service or were otherwise deemed impaired and incurred $18.4 million of costs and expenses during the first quarter of fiscal 2002 that did not recur as a result of the Restructuring Plan.

The associate-related charges include payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions were eliminated.
The contract termination costs consist primarily of lease terminations that occurred during the first quarter of fiscal 2002 in an effort to consolidate portions of the Company's operations and the termination of certain other contracts on or prior to June 30, 2001 for services no longer utilized by the Company.  The transaction costs are fees that were incurred as a direct result of the workforce reductions, the sale-leaseback transaction, and certain other restructuring and cost-cutting measures put in place during the quarter ended June 30, 2001.  Total amounts accrued in connection with this Restructuring Plan were $10.7 million, of which $1.7 million was paid out during fiscal 2003 and $8.8 million was paid out during fiscal 2002.  During the fourth quarters of fiscal 2003 and 2002, the Company revised its estimates of the remaining accrual associated with the Restructuring Plan.  As a result, the Company increased the impairment accrual by $0.8 million in the fourth quarter of 2003 and reduced the impairment accrual by $0.7 million in the fourth quarter of 2002.

During 2002, the Company sold three of its business operations.  During fiscal 2003, the Company completed the sale of the remaining portion of one of these operations sold during fiscal 2002 and sold an additional operation
(see note 4 to the consolidated financial statements for more detail).  The Company recorded a net loss of $0.9 million in fiscal 2002 and a net gain of $0.4 million in fiscal 2003 related to these dispositions.

During fiscal 2001, the Company recorded charges of $34.6 million related to the bankruptcy of Wards, consisting of approximately $8.1 million for the write-down of property and equipment; $13.7 million of deferred contract costs; $5.3 million of pre-petition receivables; $3.5 million for the write-down of software; $2.3 million in ongoing contract costs and $1.7 million of other accruals.  Also included in fiscal 2001 was a $39.7 million gain on the sale of the DataQuick operation in April 2000, a $3.2 million loss on the sale of the CIMS business unit, a $20.4 million write-down of the Company's remaining interest in the DMI operation, a $7.6 million write-down of campaign management software, a $6.3 million accrual to fund "over-attainment" incentives and $2.9 million in additional write-offs.  See note 4 to the consolidated financial statements for additional information regarding these items.

Other Income (Expense), Income Taxes and Other Items
Interest expense for fiscal 2003 decreased $6.8 million from fiscal 2002, reflecting significantly lower average debt levels this year coupled with lower interest rates on outstanding debt.  During fiscal 2002, the Company had significantly higher average balances in the revolving credit facility, particularly during the first and second quarters of fiscal 2002.  Additionally, the interest rates on all of the Company's variable rate debt declined during fiscal 2003.  Interest expense increased $2.0 million from fiscal 2001 to 2002.  This increase was the result of higher average debt levels during fiscal 2002, including larger balances on the Company's revolving credit facility, the conversion of the equity forward contracts to a term note, and the issuance of $175 million of new convertible notes during the fourth quarter of 2002.  The increase in interest expense from fiscal 2001 to fiscal 2002 was partially offset by declines in the interest rates on the Company's variable rate debt.  The
Company's weighted-average interest rate on long-term debt was 4.8% at March 31, 2003 and 5.1% at March 31, 2002.

Other, net for fiscal 2003 includes the write-down on marketable and non-marketable investments of $8.8 million, as compared to write-downs of $1.1 million in fiscal 2002 and $6.5 million, net of realized gains, in fiscal
2001.  These write-downs are the result of the determination by management that certain of the Company's investments are other than temporarily impaired.  In making the assessment as to whether a decline in value of an investment is "other than temporary", the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  In addition, management looks at all other available information, including the business plan and current financial condition of each investee.  Other, net also includes equity in losses on joint ventures of $0.4 million in 2003, $6.7 million in fiscal 2002 and $4.0 million in 2001 and interest income on notes receivable of $4.3 million in fiscal 2003, $6.9 million in fiscal 2002 and
$5.0 million in fiscal 2001.

The Company's effective tax rate was 22.5% in fiscal 2003, compared to 39.3% in fiscal 2002 and 38.5% in 2001.
Included in income taxes for fiscal 2003 was a one-time adjustment to decrease tax expense by $1.8 million for the benefit of state income tax loss carryforwards in excess of amounts previously considered in the Company's estimate of its income tax assets and liabilities.  This was primarily the result of changes in state income apportionment factors.  Additionally, the Company recorded a favorable adjustment for research and experimentation credits of $1.0 million in excess of amounts estimated at March 31, 2002.  In fiscal 2002 and
2001, the effective rate exceeded the U.S. statutory rate because of state income taxes, partially offset by research and experimentation and other tax credits.

The Company is regularly audited by federal and state tax authorities, which, from time to time, results in proposed assessments and/or adjustments to certain of the Company's tax positions.  As a result of certain tax deductions and exclusions taken by the Company in recent years for which no specific or clear guidance is included in the Internal Revenue Code and the possibility that the Company's position with respect to these deductions and/or exclusions could be challenged and disallowed by tax authorities, the Company has established a deferred tax liability to cover its potential exposure.

In connection with the retirement of certain debt facilities from the proceeds of the convertible note offering in fiscal 2002, the Company recorded a charge for previously deferred debt issuance costs and for certain premiums paid in connection with this retirement of $1.3 million, net of related income tax benefit.  This charge is reflected as an extraordinary item in the accompanying consolidated statement of operations in accordance with
SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt."  Additionally, the Company implemented
SEC Staff Accounting Bulletin ("SAB") 101 during fiscal 2001, retroactive to April 1, 2000.  The cumulative effect of this change in accounting principle, net of related income tax benefit, was $37.5 million in that year.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at March 31, 2003 totaled $117.5 million, compared to $182.6 million at March 31, 2002.  This decline of $65.1 million is primarily the result of a decline in refundable income taxes of $39.1 million and declines in various prepaids and other current assets.  Cash provided by operating activities was $253.8 million in fiscal 2003, as compared to $150.6 million for fiscal 2002 and $48.1 million for fiscal 2001.  Net changes in operating assets and liabilities increased fiscal 2003 operating cash flow by $54.4 million, primarily as a result of approximately $40 million of refunds of federal income taxes received in June 2002 and net collections of notes receivable of approximately $35 million.  Net changes in operating assets and liabilities reduced fiscal
2002 and fiscal 2001 operating cash flow by $19.1 million and $146.2 million, respectively.  The decrease in fiscal 2002 is due to a significant decrease in accounts payable, $12.3 million of payments for restructuring and impairment accruals and an accrual for the refundable income taxes.  The decrease in fiscal 2001 is primarily the result of increases in unbilled and notes receivable, net of payments, of $83.5 million.  Depreciation and amortization of $154.9 million in fiscal 2003 includes $30.6 million of charges related to the impairment of software and long-lived assets discussed above.  Depreciation and amortization of $123.4 million in fiscal 2002 included $17.1 million of impairment charges related to the Restructuring Plan, as discussed above.

Accounts receivable days sales outstanding ("DSO") was 71 days at March 31, 2003, 74 days at March 31, 2002 and
72 days at March 31, 2001, and is calculated as follows (dollars in thousands):

                                                                 2003            2002          2001
                                                           ----------------------------------------------

    Numerator - trade accounts receivable, net               $ 189,694       $ 185,579      $ 196,107
    Denominator:
       Fourth quarter revenue                                  239,459         225,325        243,704
       Number of days in fourth quarter                             90              90             90
                                                           ----------------------------------------------
           Average daily revenue                               $ 2,661         $ 2,504        $ 2,708
                                                           ----------------------------------------------
    Days sales outstanding                                          71              74             72
                                                           ==============================================

DSO previously reported at March 31, 2002 and 2001 was subject to certain revenue and accounts receivable adjustments.  The DSO reported above for those prior years has been restated to reflect the change in the DSO calculation to the above methodology.

Investing activities used $69.0 million in fiscal 2003, compared to $85.0 million in 2002 and $115.6 million in
2001.  Investing activities in 2003 included capitalized software development costs of $34.6 million, compared to
$24.1 million in 2002 and $36.6 million in 2001.  Capital expenditures were $13.2 million in 2003, compared to
$14.9 million in 2002 and $61.9 in 2001. Cost deferrals were $15.0 million in 2003, compared to $48.1 million in fiscal 2002 and $49.6 million in 2001.  Capitalized software costs increased in 2003 due to increased development of a standardized component architecture for delivery of the Company's products and services, while these costs decreased in 2002 compared to the previous year due to leveraging investments made in both equipment and software during recent years to develop the AbiliTec infrastructure.  Capitalized software costs included $10.5 million in fiscal 2003 related to development of this standardized component architecture and include approximately $11 million in fiscal 2003, approximately $9 million in fiscal 2002 and approximately $25 million in fiscal 2001 related to AbiliTec products.  The remainder of the capitalized software includes software tools and databases developed for clients in all three segments of the business.  Capital expenditures, which are principally purchases of data center equipment to support the Company's outsourcing agreements, together with additional data center equipment in the Company's core data centers, are significantly less in fiscal 2003 and 2002 due to the
Company's decision to generally lease equipment which is needed to support clients to better match cash inflows from client contracts and cash outflows.  Additionally, the Company has invested heavily in fiscal 2001 and prior years to create the AbiliTec infrastructure now in place.  Deferral of costs, which are primarily salaries and benefits and other direct and incremental third party costs incurred in connection with servicing client contracts, decreased significantly in 2003 due to deferral of approximately $17 million of equipment costs in connection with two large services contracts entered into in fiscal 2002 that did not recur in fiscal 2003.  The remaining decrease of approximately $16 million is primarily due to declines in new outsourcing client contracts signed in fiscal 2003 that require significant amounts of up-front expenditures.  The Company also defers revenue related to these transactions and amortizes both the deferred cost and the deferred revenue over the life of the related client service agreement.  Cost deferrals decreased slightly from 2001 to 2002.  The additional cost deferrals in fiscal 2002 of $17 million discussed above were offset by declines in cost deferrals associated with new outsourcing clients.

Total spending on capitalized software and research and development expense was $54.3 million in fiscal 2003 compared to $41.9 million in fiscal 2002 and $58.9 million in fiscal 2001.  Research and development expense was
$19.7 million in fiscal 2003, $17.8 million in fiscal 2002 and $22.3 million in fiscal 2001.  The Company's operations for fiscal 2001 were heavily impacted by investment in the AbiliTec software.  The investment totaled approximately $79 million for fiscal 2001, including $25 million of capitalized software development, with the remaining $54 million being expensed as advertising, training, sales and marketing, research and development and the AbiliTec infrastructure.

Investing activities also reflect net cash paid for acquisitions of $14.1 million in fiscal 2003 as compared to
$5.3 million in fiscal 2002 and $16.0 million in 2001.  Proceeds from the dispositions of operations in fiscal
2003 were $1.1 million.  Proceeds from the disposition of operations in fiscal 2002 of $9.2 million were primarily from the sale of three of the Company's business operations, while fiscal 2001 includes cash proceeds of $55.3 million attributed to the sale of DataQuick.  Notes 3 and 4 to the consolidated financial statements discuss the acquisitions and dispositions in more detail.

Investing activities also reflect cash payments by the Company of $1.2 million in fiscal 2003, $7.9 million in fiscal 2002 and $20.5 million in fiscal 2001 to fund investments in joint ventures and other companies.
Investments made in the current year primarily include advances to the Company's Australian joint venture operations before the acquisition of the remaining 50% in June 2002.  During fiscal 2002, the Company advanced

$4.4 million to the Company's joint venture in Australia and made a $1.7 million investment in USADATA, Inc.  In fiscal 2001, these advances include $6.0 million to USADATA, Inc., $5.0 million to the Company's joint venture investment with the American Medical Association, and various other investments in and advances to joint ventures and other investments.  Investing activities in fiscal 2001 also include proceeds from the sale of certain marketable securities of $8.9 million that had been received in exchange for one of the Company's previous investments.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.
Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($13.5 million at March 31, 2003).  The Company recorded an impairment charge on certain of its investments of $8.8 million during fiscal 2003.  In the event that declines in the value of its investments continue, the Company may be required to record temporary and/or "other than temporary" impairment charges of its investments.

The Company also received proceeds of $7.7 million in fiscal 2003 and $6.0 million in fiscal 2002 from the sale and leaseback transaction discussed below.  Additionally, proceeds from the sale of assets were $0.3 million in fiscal 2003, $0.2 million in fiscal 2002 and $4.7 million in fiscal 2001.

On June 29, 2001, in connection with the Restructuring Plan, the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million.  Simultaneous with the sale of this equipment, the Company agreed to lease the equipment under a capital lease from TIP for a period of thirty-six months.  The Company received $2.0 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001.  On August 30, 2002, the Company amended its agreement with TIP whereby it reacquired from TIP certain equipment under the original sale and leaseback arrangement that had not previously been funded by TIP.  Simultaneously with this transaction, the Company entered into an agreement with Merrill
Lynch Capital ("MLC") whereby a portion of the repurchased equipment under the amended TIP agreement was sold to
MLC for net sales proceeds of $7.7 million.  The agreement with MLC also provides a leaseback provision, accounted for as a capital lease by the Company, whereby the Company is obligated to lease the equipment from MLC for a period of thirty-six months.  The Company did not record any gain or loss on the sale and leaseback transaction with MLC.

The Company has generated free cash flows of $199.0 million in fiscal 2003, $69.7 million in fiscal 2002 and
$(86.3) million in fiscal 2001, as shown below (in thousands):

                                                                 2003           2002          2001
                                                           ----------------------------------------------

    Operating cash flow                                       $ 253,793      $ 150,605       $  48,101

    Proceeds from the disposition of assets                         293            173           4,715
    Proceeds from the sale of marketable securities                   -              -           8,918
    Capitalized software development costs                      (34,573)       (24,121)        (36,558)
    Capital expenditures                                        (13,212)       (14,875)        (61,901)
    Deferral of costs                                           (15,027)       (48,131)        (49,585)
    Proceeds from sale and leaseback transactions                 7,729          5,999               -
                                                           ----------------------------------------------
       Free cash flow                                         $ 199,003      $   69,650      $  (86,310)
                                                           ==============================================

Free cash flow is a non-generally accepted accounting principle ("GAAP") financial measure.  A non-GAAP financial measure is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's consolidated financial statements.  Free cash flow is defined as operating cash flow less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.
Management of the Company has included free cash flow in this filing because it believes that it provides investors with a useful alternative measure of operating performance by allowing an assessment of the amount of cash available for general corporate and strategic purposes after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.  The above table reconciles free cash flow to operating cash flow, the nearest comparable GAAP measure.

As a result of the federal tax losses incurred during fiscal 2002, the Company recovered refunds of approximately
$40 million of income tax payments previously made after the filing of its March 31, 2002 federal income tax returns, along with amended tax returns for certain years prior to 2002, significantly impacting the Company's fiscal 2003 free cash flow.  Additionally, as a result of income tax operating loss carryforwards and credits, the Company did not pay any significant federal or state income taxes in fiscal 2003.  The Company also does not expect to make substantial cash payments for income taxes in fiscal 2004.

Financing activities in the current fiscal year used $185.1 million, primarily as a result of net repayments of debt and the purchase of 1.8 million shares of common stock for an aggregate purchase price of $26.7 million.
Subsequent to year end, through May 30, 2003, the Company has purchased an additional 2.4 million shares of its common stock for an additional $32.5 million.  The Company repaid $64.2 million of term notes in February 2003 and repaid the remaining $62.6 million of convertible debt as discussed below.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $18.1 million in fiscal 2003.

For fiscal 2002, financing activities used $74.1 million, a large portion of which relates to net repayments of the Company's revolving credit facility, along with the retirement of $52.4 million of 5.25% convertible subordinated notes due in 2003 ("5.25% Notes") and $25.7 million of 6.92% senior notes ("6.92% Notes").  These repayments and retirements were made from the proceeds of the new convertible note offering during February 2002 discussed below.  The Company also paid $23.5 million in aggregate payments on certain equity forward contracts during fiscal 2002 prior to the settlement of those contracts in September 2001 through a term note (see note 8 to the consolidated financial statements).  The equity forward contracts are discussed in further detail below.
Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $11.4 million during fiscal 2002.

Financing activities in 2001 provided $58.0 million, the majority of which related to proceeds received from advances on the Company's revolving credit facility.  The Company also paid $6.7 million on equity forward contracts and repurchased $7.5 million of its common stock in the open market.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $26.1 million during fiscal 2001.

During fiscal 2000 and fiscal 2001, the Company entered into three equity forward purchase agreements with a commercial bank under which the Company would purchase 3.7 million shares of its common stock for a total notional amount of $83.8 million.  The Company accounted for these forward contracts as permanent equity under the consensus of Emerging Issues Task Force ("EITF") Abstract 00-19, "Accounting for Derivative Financial
Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."  During April 2001, prior to the settlement of the equity forward contracts, the Company paid $22.5 million to reduce the notional amounts under the contracts to $64.2 million.  On September 21, 2001, the Company executed an agreement for the settlement of the equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility.  On
February 5, 2003, in conjunction with amending and restating its revolving credit agreement, the Company, using available cash and borrowings under the revolving credit agreement, repaid this term note.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions and for potential payments of dividends.  The
Company has never paid cash dividends on its common stock, but the board of directors may consider doing so in the future if cash flow remains strong and if tax laws are favorable.

Credit and Debt Facilities
The Company had available credit lines of $150 million of which $28.8 million was outstanding at March 31, 2003
(none at March 31, 2002). The Company's debt-to-capital ratio, as calculated below, was 34% at March 31, 2003 compared to 44% at March 31, 2002 (dollars in thousands).

                                                             March 31, 2003        March 31, 2002
                                                             ----------------      ----------------
    Numerator - long-term debt                                     $ 289,677             $ 396,850
                                                             ----------------      ----------------
    Denominator:
         Long-term debt                                              289,677               396,850
         Stockholders' equity                                        562,556               510,931
                                                             ----------------      ----------------
                                                                   $ 852,233             $ 907,781
                                                             ----------------      ----------------
    Debt-to-capital ratio                                             34%                  44%
                                                             ================      ================

The decrease largely relates to the use of cash flow during the current year to pay down debt.  Included in long-term debt at March 31, 2003 and 2002 are the Company's 3.75% convertible notes ("3.75% Notes") in the amount of $175 million, as discussed below.  The conversion price for the 3.75% Notes is $18.25 per share.  If the
Company's common stock price increases above the conversion price, the 3.75% Notes may be converted to equity.
Total stockholders' equity has increased $51.6 million to $562.6 million at March 31, 2003.  The components of this increase are detailed in the consolidated statement of stockholders' equity and comprehensive income.

Effective February 10, 2003, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $150 million through July 2006.  Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by substantially all of the Company's assets.  In conjunction with amending and restating its credit facility, the Company, using available cash and borrowings under the revolving credit facility, repaid the $64.2 million term note entered into for the settlement of equity forward contracts (see note 8 to the consolidated financial statements) and paid $45.8 million to terminate its real estate synthetic lease arrangement (see note 10 to the consolidated financial statements).

On February 6, 2002, the Company completed an offering of the 3.75% Notes due in 2009.  The 3.75% Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after February 17, 2005 at a redemption premium.  The holders also have the option to require the Company to repurchase the 3.75% Notes, at
100% of the principal amount, on February 15, 2007.  The net proceeds to the Company of $169.2 million (after deducting underwriting discounts and commissions and offering expenses) were used to repay $25.7 million of the
6.92% Notes and to redeem $115 million of the 5.25% Notes.  During February and March 2002, the Company
repurchased $52.4 million of the 5.25% Notes in the open market.  The remaining $62.6 million of the 5.25% Notes were retired on April 1, 2002.  The Company also recorded an extraordinary item, net of tax, of $1.3 million associated with the redemption of the 5.25% Notes and the 6.92% Notes (see note 8 to the consolidated financial statements).

Off-Balance Sheet Items
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and an aircraft ("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  These synthetic lease arrangements provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements and better match inflows of cash from client contracts to outflows related to lease payments.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $31.1 million at March 31, 2003.

As of March 31, 2003, the total amount drawn under these synthetic operating lease facilities was $185.4 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $68.1 million.
The Company has made aggregate payments of $119.4 million related to these operating lease facilities through
March 31, 2003.

Prior to its termination as discussed below, the Company had entered into a real estate synthetic lease arrangement with respect to an office facility in Little Rock, Arkansas and land in Phoenix, Arizona.  This synthetic lease arrangement provided the Company with more desirable terms than other alternative construction financing options.  Under the arrangement, the Company had agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions.  The lessors funded $45.8 million for the construction of the Little Rock facility and acquisition of the Phoenix land.  The cost of the Little Rock facility was approximately $34.4 million, including interest during construction, and was completed in December 2002.  Effective February 10, 2003, the Company terminated the synthetic lease arrangement by purchasing the Phoenix land and the Little Rock facility from the lessors for approximately $45.8 million.  As a result, the underlying real estate assets and the related depreciation expense have been recorded in the
Company's consolidated financial statements beginning February 2003.  Annual depreciation expense of approximately
$1.1 million is expected to be more than offset by interest and rent savings resulting from the repayment of the
$64.2 million term note due in 2005, as discussed above, and the termination of the real estate synthetic lease arrangement.  The Company has recently begun construction of a new office building and data center on the Phoenix land.  Total construction costs of this facility are expected to be approximately $15 to $20 million and construction is expected to be completed in fiscal 2005.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the
Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at March 31, 2003 was $5.6 million.

The Company is also contingently obligated under certain leases that have been assumed by other parties.  The total future lease payments for which the Company is contingently liable is $6.8 million at March 31, 2003.  At both March 31, 2003 and 2002, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $10.8 million at March 31, 2003 and $10.7 million at March 31, 2002.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at March 31, 2003
(dollars in thousands):

                                                     For the years ending March 31,
                       -------------------------------------------------------------------------------------------
                         2004         2005          2006         2007         2008       Thereafter      Total
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Capital lease
     obligations       $  11,447     $  5,559     $  2,792     $    511     $    558      $ 12,530    $   33,397

Software license
     liabilities         16,142         9,511       10,504       12,642       22,790             -        71,589
Other long-term debt      1,902         8,481            -       28,799            -       175,000       214,182
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total long-term debt     29,491        23,551       13,296       41,952       23,348       187,530       319,168
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Synthetic aircraft
  lease                     921           921          921          921          921         2,533         7,138
Synthetic equipment
  and furniture          27,012         9,290        2,725          607          304             -        39,938
  leases               ---------     --------     ---------    ---------    ---------    ----------    -----------

Total synthetic
  operating leases       27,933        10,211        3,646        1,528        1,225         2,533        47,076

Equipment operating
  leases                 22,879        16,840        7,871        1,743            -             -        49,333
Building operating
  leases                  8,347         7,329        6,077        5,898        5,400        39,080        72,131
Partnerships
  building leases         2,198         2,094        2,094        2,094        2,094         2,598        13,172
Related party
  aircraft lease            902           902          902          376            -             -         3,082
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total operating
  lease payments         62,259        37,376       20,590       11,639        8,719        44,211       184,794

Operating software
  license obligations     8,608         8,608        4,305            -            -             -        21,521
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total operating
  lease and software
  license obligations    70,867        45,984       24,895       11,639        8,719        44,211       206,315
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total contractual
  cash obligations     $100,358      $ 69,535     $ 38,191     $ 53,591     $ 32,067     $ 231,741     $ 525,483
                       =========     ========     =========    =========    =========    ==========    ===========
Purchase commitment
  on synthetic
  aircraft lease              -             -            -            -            -         4,398         4,398
Purchase commitments
  on synthetic
  equipment and
  furniture leases       23,552         4,473        3,627          464        1,626             -        33,742
Other purchase
  commitments            48,798        21,872       19,277       18,381       12,665             -       120,993
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total purchase
  commitments          $  72,350     $ 26,345     $ 22,904     $ 18,845     $ 14,291     $    4,398    $  159,133
                       =========     ========     =========    =========    =========    ==========    ===========

The synthetic lease term for the aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  The purchase commitment on the synthetic aircraft lease assumes the lease terminates and is not renewed, and the Company elects to purchase the aircraft.

The related party aircraft lease relates to an aircraft leased from a business partially owned by an officer.
See note 13 to the consolidated financial statements.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $4.2 million at March
31, 2003) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment and furniture leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets.  The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies and other items.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2003 (dollars in thousands):

             Residual value guarantee on the synthetic
                 computer equipment and furniture lease                      $  29,375
             Residual value guarantee on synthetic
                 aircraft lease                                                  1,759
             Residual value guarantee on related party
                 aircraft lease                                                  4,194
             Contingent cash payment on AISS
                 acquisition                                                     5,000
             Contingent escrow cash payment on
                 Toplander acquisition                                           2,400
             Contingent liabilities on assumed leases                            6,779
             Guarantees on certain partnership and
                 other loans                                                     5,635
             Outstanding letters of credit                                      10,754

The total loans of the partnerships and other loans, of which the Company guarantees the portion noted above, are
$14.0 million.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should also be noted that the Company has spent considerable capital over previous years building the AbiliTec infrastructure.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the Company also sells software and hardware to clients.  In fiscal 2002, the Company changed its policy of billing for these sales under extended payment terms or notes receivable, which were collectible generally over three years, to up-front payment by the client.
Therefore, the up-front expenditures of cash, which were previously repaid over the life of the agreement, are now being matched by up-front cash received from the client.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company's existing available debt and cash flow from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.
Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of our operating results from our projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities.  However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the "Risk Factors" contained in Part I, Item 1. Business, of the
Company's annual report on Form 10-K for the fiscal year ended March 31, 2003.

Acquisitions and Divestitures
Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that includes up to $2.4 million of additional cash currently in escrow, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  The amount of contingent consideration, if any, payable by the Company to the sellers will be determined by the end of the first quarter of the Company's
2004 fiscal year.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business was incorporated as Acxiom Information Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its clients.  Management believes AISS will provide the Company with additional products and services and will support the Company's initiatives in the screening, identification and security areas.  The aggregate purchase price of $34.8 million consisted of cash of $7.5 million paid at closing, a note of $2.5 million paid in October 2002, additional cash of $0.2 million paid in October 2002 as a result of purchase price adjustments, 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.  If the value of the 664,562 shares of common stock on August 12, 2003 (twelve months after the closing date) is less than $10.0 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5.0 million, which would be charged to additional paid-in capital.  If the value of those shares on August 12, 2003 is greater than $13.0 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5.0 million worth of common stock.  Accordingly, had this adjustment to the purchase price been determined as of June 5, 2003, the Company would not be required to pay Trans Union any additional cash consideration nor would Trans Union be required to return any shares.

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL")
whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the
Australian operation.  Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  Management believes sole ownership of the Australian operation will enable the Company to capitalize on global opportunities.

During the year ended March 31, 2002, the Company acquired certain customer relationship management operations of
Trans Union for $5.3 million.  During the year ended March 31, 2001, the Company acquired certain assets and assumed certain liabilities of Data Dimension Information Services, Inc. ("DDIS") and MCRB Service Bureau, Inc.
("MCRB") for cash of $7.7 million and a note of $3.6 million.

During 2002, the Company sold three of its business operations, including a minor portion of its United Kingdom operations located in Spain and Portugal.  During the quarter ended June 30, 2002, the Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.  Effective July 31,
2002, the Company sold its print shop business located in Chatsworth, California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million.
The Company recorded a gain associated with these dispositions of $0.4 million during the year ended March 31,
2003, and a loss of $0.9 million during the year ended March 31, 2002 (see note 4 to the consolidated financial statements).

Also, effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited
Liability Company ("LLC") to certain management of its Acxiom/Direct Media, Inc. business unit ("DMI").  During fiscal 2001, the Company completed the sale of its remaining interest in DMI.  As consideration, the Company received a 6% note of approximately $22.5 million payable over seven years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest.  As a result of this transaction, the Company recorded a loss of $20.4 million during the year ended
March 31, 2001.

Effective April 25, 2000, the Company sold a part of its DataQuick business group, which is based in San Diego,
California, for $55.3 million.  The Company retained the real property data sourcing and compiling portion of
DataQuick.  The gain on the sale of these assets was $39.7 million.

Effective April 10, 2000, the Company sold its investment in Ceres, Inc. to NCR Corporation.  The Company received cash, a note and NCR stock totaling $14.8 million and recorded investment income of $6.2 million on the disposal.  During 2001, the Company sold the shares of the NCR stock and realized an additional gain of $2.1 million.

Effective April 1, 2000, the Company sold its CIMS business unit for preferred stock and options in a publicly traded company.  The preferred stock and options received had an aggregate fair value of $3.1 million.  The
Company recorded a loss on the disposal of $3.2 million.  Subsequent to this transaction, the Company has recorded other than temporary impairment charges of $3.0 million on the preferred stock and the options.

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

The Company's operations have not proven to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters.  In order to minimize the impact of these fluctuations, the Company continues to move toward long-term strategic partnerships with more predictable revenues.  Revenue from clients who have long-term contracts with the Company (defined as two years or longer) as a percentage of consolidated revenue was 80% in fiscal 2003 and fiscal 2002, and 70% in fiscal 2001.

Other Information

During the year ended March 31, 2002, the Company had one client, Allstate, which accounted for $87.8 million
(10.1%) of revenue.  No single client accounted for more than 10% of revenue during the years ended March 31,
2003 or 2001.

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by Trans Union to be elected to Acxiom's board of directors.  Trans Union designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by Trans Union to be elected to Acxiom's board of directors.  While these undertakings by
Acxiom are in effect until the end of the current term of the agreement, which expires in August 2005, Acxiom has been notified that Trans Union does not presently intend to designate another individual to serve as director.
Acxiom and Trans Union amended the data center management agreement on October 1, 2002, expanding its scope to encompass Trans Union's client/server, network and communications infrastructure.  This amendment runs concurrent with the current term of the data center management agreement.  In addition to this agreement, the Company has other contracts with Trans Union related to data, software and other services.  Acxiom recorded revenue from
Trans Union of $71.1 million in fiscal 2003, $50.6 million in fiscal 2002 and $58.2 million in fiscal 2001.

Effective April 1, 2002, Acxiom and Trans Union entered into a marketing joint venture that serves as a sales
agent for both parties for certain existing mutual clients.   The purpose of the joint venture is to provide
these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and Trans Union, as well as any new products and services that may be agreed upon.  The parties have agreed to share equally the aggregate incremental increase (or decrease) in revenue and
direct expenses generated from any client supported by the joint venture.   If either party determines that its
participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  The net results of operations from this joint venture have not been material.

Effective August 12, 2002, as previously discussed, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union for an aggregate purchase price of $34.8 million (see note 3 to the consolidated financial statements) and, during fiscal 2002, purchased certain customer relationship operations of Trans Union for $5.3 million.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Acxiom, Ltd., the Company's U.K. business, provides services primarily to the U.K. market, which are similar to the traditional direct marketing industry services the Company provides in the U.S.  In addition, Acxiom, Ltd.
also provides promotional materials handling and response services to its U.K. clients.  Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  The U.K. operation generally funds its own operations and capital expenditures, although the Company occasionally advances funds from the U.S. to the U.K.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the U.K. financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  There are no restrictions on transfers of funds from the U.K.

Efforts are continuing to expand the services of Acxiom to clients in Europe, South America and the Pacific region.  Management believes that the market for the Company's services in such locations is largely untapped.
To date the Company has had no significant revenues or operations outside of the U.S. and the U.K., although the
Company has offices in France, Australia and Japan.  The Company's U.K. operations had net earnings of $3.0 million in fiscal 2003, compared to losses of $2.1 million in fiscal 2002 and $0.5 million in fiscal 2001.  The losses primarily reflect investments made in the U.K. to build their AbiliTec and InfoBase infrastructure.  For the period from June 2002 (date of acquisition) through March 2003, the Australian operation had net losses of
$4.3 million.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Note 1 to the accompanying consolidated financial statements includes a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements.  Of those policies, we have identified the following as the most critical because they require management's use of complex and/or significant judgments:

    Revenue Recognition - The Company's revenue recognition policies are discussed in note 1 to the Company's consolidated financial statements.  In certain multiple element arrangements, revenue is recognized on each element based on the objective evidence of the fair values of each element.  For sales and licensing transactions where the Company is able to determine the fair value of all elements or the fair value of the undelivered elements, revenue has been recognized for all delivered elements once those elements meet the remaining requirements of revenue recognition.  If evidence of fair value does not exist for the undelivered elements of the arrangement, then all revenue for the multiple element arrangement is recognized ratably over the term of the agreement.  For certain of the Company's multiple element arrangements, management of the Company is unable to determine fair value of the undelivered item(s).
    Accordingly, substantially all of the revenue associated with its multiple element arrangements has been recognized ratably over the service term of the contract.  Included in the Company's consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2003 was $59.9 million, as compared to $61.1 million at March
    31, 2002.

    In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the
    Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate.  The Company recognized revenue of $7.4 million in fiscal 2003, $9.5 million in fiscal 2002 and $41.0 million in fiscal 2001 for hardware and software (excluding licensing of AbiliTec software) where the Company has determined that up-front revenue recognition is appropriate.

    Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies.  Unbilled amounts included in accounts receivable were
    $56.9 million and $47.7 million, respectively, at March 31, 2003 and 2002.

    Software, Purchased Software Licenses, and Research and Development Costs - The Company capitalizes software development costs incurred in connection with software development projects upon reaching technological feasibility in accordance with the provisions of SFAS No. 86.  Once technological feasibility is established, costs are capitalized until the software is available for general release.  Research and development costs incurred prior to establishing technological feasibility of software products are charged to operations as incurred.  Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company recorded amortization expense and impairment charges related to internally developed computer software of $34.4 million in fiscal 2003, $23.6 million in fiscal 2002 and $19.9 million in 2001.  Additionally, research and development costs associated with internally developed software of $19.7 million in fiscal 2003, $17.8 million in fiscal 2002 and $22.3 million in fiscal 2001 were charged to operations during those years.

    Purchased software licenses include both capitalized future software obligations for which the liability is included in long-term debt and prepaid software.  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $25.9 million in fiscal 2003,
    $19.5 million in fiscal 2002 and $17.4 million in fiscal 2001.

    Capitalized software, including both purchased and internally developed, are reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value.  In performing the net realizable value evaluation of capitalized software, the Company's projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product.  A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value.  Due to changes in the marketplace and the Company's decision to de-emphasize certain software products, the Company carried out evaluations of these products.  As a result of the Company's net realizable value calculation, the Company recorded charges of $14.1 million in fiscal 2003 and $10.3 million in fiscal 2002 for the write-down of certain of its purchased and internally developed software to net realizable value.  (See further discussion in note 2 to the consolidated financial statements.)  At
    March 31, 2003, the Company's most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists.  However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.  Additionally, should future project revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company's estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($224.5 million at March 31, 2003).

    Valuation of Long-Lived Assets and Goodwill - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group.  If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During March 2003, as discussed in note 2 to the consolidated financial statements, the Company recorded an impairment charge to its long-lived assets (excluding purchased and internally-developed software) of $6.3 million.  Also, during the year ended March 31, 2002, in connection with the Restructuring Plan discussed in note 2 to the consolidated financial statements, the Company recorded a charge to earnings of $33.6 million for the loss associated with the sale and leaseback of certain computer equipment and the impairment of certain other equipment.  At March 31, 2003, the Company believes that no further impairment exists with respect to its long-lived assets.  However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

    Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions (see notes 3 and 5 to the consolidated financial statements).  Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is reviewed annually for impairment under a two-part test.  In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  The
    Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year.  The
    Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2002.  Accordingly, step two of the goodwill impairment test was not required for fiscal 2003.  Changes in circumstances may require the
    Company to perform impairment testing on a more frequent basis.  No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company's goodwill balances are impaired.

    In completing step one of the test and making the assessment that no potential impairment of the Company's goodwill existed, management has made a number of estimates and assumptions.  In particular, the growth and discount rates used by management in determining the fair value of each of the Company's reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors.  In performing step one of the impairment analysis, management has used growth rates ranging from less than five percent up to thirty percent and used a discount rate of twelve percent, representing an approximation of the Company's weighted-average cost of capital, which resulted in a sizable excess of fair value over the net assets of each of the Company's reporting units.  Assuming no or only minimal growth of the Company over the next several years, a discount rate of approximately twenty-five percent would be required to indicate potential impairment of the Company's goodwill balances, resulting in the need to proceed to step two of the impairment test.  Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142.  However, should a determination be made that such aggregation of some or all of the Company's reporting units is not appropriate, the results of step one of the goodwill impairment test might indicate that potential impairment does exist, requiring the
    Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

    Stock-Based Compensation Accounting - The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation to associates.  Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards to associates in its consolidated financial statements.  The Company has included the pro forma disclosures in note 1 to its consolidated financial statements as if the fair-value based method of accounting had been applied.

    Fully diluted shares outstanding and diluted earnings per share ("EPS") include the effect of
    "in-the-money" stock options (calculated based on the average share price for the period) and the convertible debt.  The convertible debt, as computed under the if-converted method, is dilutive to the extent that EPS for the fiscal year exceeds approximately $0.44 per share.

    The dilution from employee options, as computed under the treasury stock method, fluctuates based on changes in the price of the Company's common stock, as shown below:

                                                                Percentage
                               Total          Incremental       of average      Hypothetical
           Per share        in-the-money        diluted           shares          FY 03 EPS
             price            options           shares         outstanding         impact(2)
          -------------     -------------    --------------    -------------    --------------

            $ 10.00         2.3 million      (1.2) million        (0.9) %        $   0.00
          ------------------------------------------------------------------------------------
            $ 15.63         9.2 million                 -(1)          - %        $   0.00
          ------------------------------------------------------------------------------------

            $ 20.00        12.9 million       1.2  million         1.3%        $  (0.00)

            $ 30.00        18.3 million       3.5  million         3.9%        $  (0.01)

            $ 40.00        19.4 million      5.1  million          5.7%        $  (0.01)

          (1) Fully diluted shares outstanding for the year ended March 31, 2003 totaled 90.5 million and include the dilutive impact of in-the-money options of 2.1 million shares for the year at the average share price for the period of $15.63.

          (2)   Based upon fiscal 2003 earnings of $21.8 million or $0.24 per share.

    The Company continues to monitor the authoritative literature regarding the accounting for stock-based compensation, including SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
    - an Amendment of FASB Statement No. 123," which specifies the appropriate methods of implementing a voluntary adoption of fair value accounting.  Management of the Company expects to continue to use the intrinsic method of accounting for its stock-based compensation awarded to associates until such time as the Financial Accounting Standards Board ("FASB") mandates the use of fair value accounting.

    Deferred Costs - The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts, as allowed by the provisions of SAB
    101, and various other contracts and arrangements.  Direct and incremental costs incurred during the initial months under client contracts for the building of a database or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins.  All costs deferred for the project are then amortized in the same manner as the contract revenue recognition occurs, generally ratably over the remaining term of the arrangement.

    In addition to client contract costs, the Company defers direct and incremental costs incurred in connection with obtaining other contracts, including debt facilities, lease facilities, and various other arrangements.  Costs deferred in connection with obtaining these facilities are amortized over the term of the arrangement using the interest method or on a straight-line basis where the result is not materially different from the interest method.

    Total cost deferrals were $15.0 million in fiscal 2003, $48.1 million in fiscal 2002 and $49.6 million in fiscal 2001.  At March 31, 2003, the Company had deferred costs, net of accumulated amortization, of $108.4 million recorded on its consolidated balance sheet.  These deferred costs consisted of $93.4 million associated with client contract cost deferrals, $7.3 million associated with debt and lease facility cost deferrals and $7.7 million for other cost deferrals.

    Investment Valuations - The Company accounts for its investments in marketable and nonmarketable securities as available for sale.  Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss).  In the event that unrealized declines in the value of its investments are deemed to be "other than temporary", the Company records the unrealized losses as a charge to earnings.  In making the assessment as to whether a decline in value of an investment is "other than temporary", the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  In addition, management looks at all other available information, including the business plan and current financial condition of each investee.  During each of the years reported in the Company's consolidated financial statements, management has determined declines in the value of certain of its investments to be "other than temporary."  Accordingly, the Company recorded charges to earnings of $8.8 million in fiscal 2003, $1.1 million in fiscal 2002 and $6.5 million, net of realized gains, in fiscal 2001 to write down investments to their approximate fair values.

    In determining the fair value of its investments, the Company attempts to obtain quoted market prices.  In situations where quoted market prices are not available, management considers the available facts and circumstances regarding each investment in estimating its fair value.  In many cases where quoted market prices are not available, management estimates the value of the investment using a discounted cash flow
    ("DCF") analysis.  This DCF analysis is based on information received regarding each of the Company's investments, as well as a variety of inputs determined by management including discount rates, liquidity discounts, earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, and various other factors.  In using the DCF analysis to estimate the approximate fair value of certain of the
    Company's investments, management has used discount rates ranging from eleven to forty-five percent, EBITDA multiples ranging from five to eight, and a liquidity discount of approximately twenty-five percent.  The resulting values for each of the Company's investments is then probability-weighted to derive management's best estimate of the approximate fair value of each investment.  In the event that the underlying projections of an investment obtained by the Company for use in its DCF analysis do not materialize; future events indicate that revisions to discount rates, EBITDA multiples, liquidity factors or other variables are necessary; or quoted market prices of investments, where available, continue to decline, the Company may be required to make further write-downs up to and including the total carrying amount of its investments ($13.5 million at March 31, 2003).

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 established standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after
May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003 and reported as a cumulative effect adjustment.  The Company does not expect adoption of this statement, effective July 1, 2003, to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest
Entities."  Under the provisions of FIN 46, the underlying assets, liabilities and results of activities of a large number of variable interest entities ("VIE's") would be required to be consolidated into the financial statements of a primary beneficiary.  All enterprises with variable interests in VIE's created after January 31,
2003 shall apply the provisions of FIN 46 immediately.  Entities with a variable interest in VIE's created before
February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The Company will be required to apply the provisions of FIN 46 to its consolidated financial statements no later than July 1, 2003.  Since the Company has terminated its real estate synthetic lease arrangement, as discussed in note 10 to the consolidated financial statements, management expects no material impact from applying the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and
Disclosure - an Amendment of FASB Statement No. 123."  SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.
In addition, it requires more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The
Company has not elected to change to the fair value method of accounting for stock-based employee compensation, but has implemented the enhanced disclosure provisions of SFAS No. 148.

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

On November 21, 2002, the EITF reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple
Elements."   EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, EITF 00-21's guidance may be accounted for and reported as a cumulative-effect adjustment.  The Company does not expect that applying the guidance of EITF 00-21 to its multiple element arrangements will have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred.  SFAS No. 146 also nullifies EITF Issue 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)."  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13, and Technical Corrections."  Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002 (the Company's 2004 fiscal year), with early application encouraged.  Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.  The Company will implement SFAS No. 145 in fiscal 2004, and will therefore reclassify the extraordinary item recorded in fiscal 2002.

During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 established a single accounting model for measuring the impairment of long-lived assets to be held and used or to be disposed of by sale.  SFAS No. 144 also expands the scope of asset disposals that are reported as discontinued operations by requiring that components of an entity that have either been disposed of or that are classified as held for sale be reported separately as discontinued operations.  This statement also resolves significant implementation issues related to
SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets.
The Company adopted the provisions of this statement effective April 1, 2002.

During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This statement established the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations.  SFAS No. 143 is effective for the Company's 2004 fiscal year.  The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In November 2001, the FASB issued a staff announcement regarding expense reimbursements that was codified as
Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses
Incurred."  The provisions of Topic D-103 require that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement and should be applied in financial reporting periods beginning after December 15, 2001, with reclassification of prior periods.  Acxiom adopted the accounting guidance of Topic D-103 during the fourth quarter of its fiscal year ended March 31, 2002.  The impact of adoption of Topic D-103 was not material to the Company's statement of operations.  Accordingly, prior periods have not been restated, as the impact on such prior periods was not material.

Forward-looking Statements

This document and other written reports and oral statements made from time to time by Acxiom and its representatives contain forward-looking statements.  These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  The Company generally indicates these statements by words or phrases such as "anticipate," "estimate," "plan," "expect," "believe," "intend," "foresee," and similar words or phrases.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include but are not limited to the following:

o        the complexity and uncertainty regarding the development of new high technologies;

o        the possible loss of market share through competition or the acceptance of the Company's technological offerings on a less rapid basis than expected;

o        the possibility that certain contracts may not be closed or close within the anticipated time frames;

o        the possibility that certain contracts may not generate the anticipated revenue or profitability;

o        the possibility that economic or other conditions, including recent world events such as the wars in
         Afghanistan and Iraq and the continuing threats of terrorism, might continue to have a negative impact upon the economy in general and upon the Company's business as well, leading to a reduction in demand for Acxiom's products and services;

o        the possibility that the current economic slowdown may worsen and/or persist for an unpredictable period of time;

o        the possibility that economic conditions will not improve as expected;

o        the possibility that significant clients may experience extreme, severe economic difficulty;

o        the possibility that the fair value of certain assets of the Company may not be equal to the carrying value of those assets now or in future time periods;

o        the possibility that sales cycles may lengthen;

o        the continued ability to attract and retain qualified technical and leadership associates and the possible loss of associates to other organizations;

o        the ability to properly motivate Acxiom's sales force and other associates;

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

o        changes in the legislative, accounting, regulatory and consumer environments affecting the Company's business, including but not limited to litigation, legislation, regulations and customs relating to
         Acxiom's ability to collect, manage, aggregate and use data;

o        the possibility that data suppliers might withdraw data from the Company, leading to the Company's inability to provide certain products and services;

o        the effect of short-term contracts on the predictability of the Company's revenues or the possibility that clients may cancel of modify their agreements with the Company;

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

o        the successful integration of any acquired businesses;

o        with respect to the providing of products or services outside the Company's primary base of operations in the United States, all of the above factors and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations; and

o        other competitive factors.

In light of these risks, uncertainties and assumptions, the Company cautions readers not to place undue reliance on any forward-looking statements. Acxiom undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

                                         Independent Auditors' Report

The Board of Directors
Acxiom Corporation:

 We have audited the accompanying  consolidated  balance sheet of Acxiom Corporation and subsidiaries (the Company)
 as  of  March  31,  2003  and  the  related  consolidated  statements  of  operations,  stockholders'  equity  and comprehensive  income, and cash flows for the year ended March 31, 2003. These consolidated  financial  statements are the  responsibility  of the  Company's  management.  Our  responsibility  is to  express  an  opinion on these consolidated  financial  statements based on our audit.  The 2002 and 2001  consolidated  financial  statements of
 Acxiom  Corporation and subsidiaries  were audited by other auditors who have ceased  operations.  Those auditors'
 report,  dated May 6, 2002, on those consolidated  financial  statements was unqualified and included  explanatory paragraphs  that  described  the change in goodwill  amortization  resulting  from the  adoption of  Statement  of
 Financial  Accounting  Standard No. 142, "Goodwill and Other Intangible  Assets," effective April 1, 2001, and the change in certain of the Company's  accounting  principles for revenue  recognition as a result of the adoption of
 Staff  Accounting  Bulletin No. 101,  "Revenue  Recognition  in Financial  Statements,"  effective  April 1, 2000, discussed in Note 1 to the financial statements.

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

 In our opinion,  the 2003  consolidated  financial  statements  referred to above present fairly,  in all material respects,  the financial  position of Acxiom Corporation and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting  principles  generally accepted in the United States of America.

 As discussed above,  other auditors who have ceased operations  audited the 2002 and 2001 financial  statements of
 Acxiom  Corporation.  As described in Note 19, the Company changed the  composition of its reportable  segments in
 2003,  and the  amounts in the 2002 and 2001  financial  statements  relating  to  reportable  segments  have been restated  to conform  to the 2003  composition  of  reportable  segments.  We audited  the  adjustments  that were applied to restate the disclosures for reportable  segments  reflected in the 2002 and 2001 financial  statements.
 In our opinion,  such  adjustments are appropriate and have been properly  applied.  However,  we were not engaged to audit,  review, or apply any procedures to the 2002 and 2001 financial  statements of Acxiom  Corporation other than with  respect  to such  adjustments,  and,  accordingly,  we do not  express  an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

 /s/ KPMG LLP

Dallas, Texas
May 9, 2003
                                                                F-30

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND HAS NOT BEEN REISSUED BY ARTHUR
ANDERSEN LLP

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

 /s/ ARTHUR ANDERSEN LLP

 Little Rock, Arkansas,
 May 6, 2002

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31, 2003 AND 2002

                                                        (Dollars in thousands)

                          ASSETS                                                           2003                      2002
                                                                                ---------------           ---------------
Current assets:
     Cash and cash equivalents (note 3)                                         $         5,491           $         5,676
     Trade accounts receivable, net (note 9)                                            189,704                   185,579
     Deferred income taxes (note 12)                                                     46,056                    48,716
     Refundable income taxes                                                              2,576                    41,652
     Other current assets (note 15)                                                      45,288                    78,602
                                                                                ---------------           ---------------
          Total current assets                                                          289,115                   360,225

Property and equipment, net of accumulated depreciation and
     amortization (notes 7 and 10)                                                      208,306                   181,775

Software, net of accumulated amortization of $63,711 in 2003 and
     $37,674 in 2002 (note 6)                                                            63,095                    61,437

Goodwill (notes 3 and 5)                                                                221,184                   174,655

Purchased software licenses, net of accumulated amortization of $120,313
     in 2003 and $85,152 in 2002 (note 6)                                               161,432                   169,854

Unbilled and notes receivable, excluding current portions (note 4)                       20,249                    40,358

Deferred costs, net                                                                     108,444                   125,843

Other assets, net                                                                        21,421                    42,687
                                                                                ---------------           ---------------
                                                                                $     1,093,246           $     1,156,834
                                                                                ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt (note 8)                            $        29,491           $        23,274
     Trade accounts payable                                                              28,760                    29,472
     Accrued expenses:
          Restructuring and impairment costs (note 2)                                       584                     3,022
          Payroll                                                                        14,234                    17,612
          Other (notes 10 and 15)                                                        38,689                    43,176
     Deferred revenue                                                                    59,907                    61,114
                                                                                ---------------           ---------------
          Total current liabilities                                                     171,665                   177,670

Long-term debt, excluding current installments (notes 8 and 11)                         289,677                   396,850

Deferred income taxes (note 12)                                                          69,348                    71,383

Commitments and contingencies (notes 2, 3, 8, 10 and 13)

Stockholders' equity (notes 3 and 11):
     Common stock                                                                         9,015                     8,734
     Additional paid-in capital                                                         333,715                   281,355
     Retained earnings                                                                  253,558                   231,791
     Accumulated other comprehensive loss (note 18)                                      (2,911)                   (8,609)
     Treasury stock, at cost                                                            (30,821)                   (2,340)
                                                                                ---------------           ---------------
          Total stockholders' equity                                                    562,556                   510,931
                                                                                ---------------           ---------------
                                                                                $     1,093,246           $     1,156,834
                                                                                ===============           ===============

See accompanying notes to consolidated financial statements.

                                                 ACXIOM CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                           (Dollars in thousands, except per share amounts)

                                                                          2003                   2002                    2001
                                                                   -----------------      ------------------      ------------------

Revenue (notes 13, 14 and 16)                                         $    958,222           $    866,110            $  1,009,887
                                                                   -----------------      ------------------      ------------------
Operating costs and expenses (notes 2, 4, 5, 6, 10, 13 and 15):
     Salaries and benefits                                                 316,304                 325,135                 363,463
     Computer, communications and other equipment                          296,607                 245,114                 185,950
     Data costs                                                            116,063                 115,426                 112,019
     Other operating costs and expenses                                    179,191                 153,620                 211,500
     Gains, losses and nonrecurring items, net                              (5,018)                 45,534                  35,330
                                                                   -----------------      ------------------      ------------------
           Total operating costs and expenses                              903,147                 884,829                 908,262
                                                                   -----------------      ------------------      ------------------
           Income (loss) from operations                                    55,075                 (18,719)                101,625
                                                                   -----------------      ------------------      ------------------
Other expenses:
     Interest expense                                                      (21,763)                (28,532)                (26,513)
     Other, net (note 4)                                                    (5,224)                 (3,275)                 (3,780)
                                                                   -----------------      ------------------      ------------------
                                                                           (26,987)                (31,807)                (30,293)
                                                                   -----------------      ------------------      ------------------
Earnings (loss) before income taxes, extraordinary item and
     cumulative effect of change in accounting principle                    28,088                (50,526)                  71,332

Income taxes (note 12)                                                       6,321                (19,833)                  27,465
                                                                   -----------------      ------------------      ------------------
Earnings (loss) before extraordinary item and cumulative
     effect of change in accounting principle                               21,767                (30,693)                  43,867

Extraordinary item, net of income tax benefit of $821 (note 8)                   -                 (1,271)                       -

Cumulative effect of change in accounting principle, net of
     income tax benefit of $21,548                                               -                      -                  (37,488)
                                                                   -----------------      ------------------      ------------------
           Net earnings (loss)                                       $      21,767          $     (31,964)          $        6,379
                                                                   =================      ==================      ==================
Basic earnings (loss) per share:

     Earnings (loss) before extraordinary item and cumulative
           effect of change in accounting principle                  $        0.25          $       (0.35)          $         0.50

     Extraordinary item                                                          -                  (0.01)                       -

     Cumulative effect of change in accounting principle                         -                      -                    (0.43)
                                                                   -----------------      ------------------      ------------------
     Net earnings (loss)                                             $        0.25          $       (0.36)          $         0.07
                                                                   =================      ==================      ==================
Diluted earnings (loss) per share:

     Earnings (loss) before extraordinary item and cumulative
           effect of change in accounting principle                  $        0.24          $       (0.35)          $         0.47

     Extraordinary item                                                          -                  (0.01)                       -

     Cumulative effect of change in accounting principle                         -                      -                    (0.40)
                                                                   -----------------      ------------------      ------------------
     Net earnings (loss)                                             $        0.24          $       (0.36)          $         0.07
                                                                   =================      ==================      ==================

See accompanying notes to consolidated financial statements.

                                                     ACXIOM CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                   YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                            (Dollars in thousands)

                                                                                               Common stock
                                                                           ----------------------------------------------------
                                                                                 Number of
                                                                                   shares                      Amount
                                                                           -------------------------   ------------------------

Balances at March 31, 2000                                                      88,312,088                 $       8,831

     Tax benefit of stock options and warrants exercised (note 12)                       -                             -
     Issuance of warrants                                                                -                             -
     Employee stock awards and shares issued to employee benefit plans           2,245,126                           225
     Purchase of subsidiaries for stock (note 3)                                   275,862                            28
     Payments on equity forward contracts                                                -                             -
     Acquisition of treasury stock                                                       -                             -
     Retirement of treasury stock                                                 (287,500)                          (29)
     Comprehensive income:
          Foreign currency translation                                                   -                             -
          Unrealized gain on marketable securities, net of
               reclassification adjustment                                               -                             -
          Net earnings                                                                   -                             -
                                                                           -------------------------   ------------------------
               Total comprehensive income

Balances at March 31, 2001                                                      90,545,576                  $      9,055

     Tax benefit of stock options and warrants exercised and equity
          forward transactions (note 12)                                                 -                             -
     Issuance of warrants                                                                -                             -
     Employee stock awards and shares issued to employee benefit plans             531,846                            53
     Payments on equity forward contracts                                                -                             -
     Settlement of equity forward contracts                                     (3,739,900)                         (374)
     Conversion of debt to stock                                                       100                             -
     Comprehensive loss:
          Foreign currency translation                                                   -                             -
          Unrealized loss on marketable securities                                       -                             -
          Net loss                                                                       -                                                               -
                                                                           -------------------------   ------------------------
               Total comprehensive loss

Balances at March 31, 2002                                                      87,337,622                  $      8,734

     Tax benefit of stock options and warrants exercised (note 12)                       -                             -
     Issuance of warrants                                                                -                             -
     Employee stock awards and shares issued to employee benefit plans           2,146,924                           215
     Acquisition of treasury stock                                                       -                             -
     Purchase of subsidiaries for stock and warrants (note 3)                      664,562                            66
     Comprehensive income:
          Foreign currency translation                                                   -                             -
          Unrealized gain on marketable securities, net of
               reclassification adjustment                                               -                             -
          Net earnings                                                                   -                             -
                                                                           -------------------------   ------------------------
               Total comprehensive income

Balances at March 31, 2003                                                      90,149,108                  $      9,015
                                                                           =========================   ========================

See accompanying notes to consolidated financial statements.

                                                     ACXIOM CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                   YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                            (Dollars in thousands)

                                                         Accumulated                                                                                                                                                                                                                            Accumulated
                                                            other             Treasury stock (note 11)            Total                                                                                                                                                                                                     other                                                                                                Total
  Additional         Comprehensive                      comprehensive    --------------------------------      stockholders'
   paid-in           income (loss)      Retained        income (loss)       Number of                             equity
   capitol             (note 18)        earnings          (note 18)          shares            Amount            (note 11)
--------------       --------------   ---------------   --------------   ---------------   --------------      --------------

                                                                                                                                                                                                                                                                                                                                                                                 $         (2,758)
                                                                                                                                                                                                                                                                                                                                                                                                  $
 $   325,729                          $   257,376       $   (1,448)         (474,388)       $    (2,758)          587,730

       8,001                  -                 -                -                 -                  -             8,001
         220                  -                 -                -                 -                  -               220
      25,229                  -                 -                -           305,890                471            25,925
       6,869                  -                 -                -                 -                  -             6,897
      (6,678)                 -                 -                -                 -                  -            (6,678)
           -                  -                 -                -          (287,500)            (7,478)           (7,478)
      (7,449)                 -                 -                -           287,500              7,478                 -
                                                                                                                                                                                                                                                                                                                                                                              ,701)
           -             (4,701)                -           (4,701)                -                  -            (4,701)

           -                153                 -              153                 -                  -               153
           -              6,379             6,379                -                 -                  -             6,379
--------------       --------------   ---------------   --------------   ---------------   --------------      --------------
                     $    1,831
                     ==============                                                                                                                                                                                   ----------------------------   -----------------------------   ---------------------------   --------------------------                                     --------------------

$    351,921                          $   263,755       $   (5,996)         (168,498)      $     (2,287)          616,448

       4,516                  -                 -                -                 -                  -             4,516
         817                  -                 -                -                 -                  -               817
      11,441                  -                 -                -            50,243                (53)           11,441
     (23,547)                 -                 -                -                 -                  -           (23,547)
     (63,795)                 -                 -                -                 -                  -           (64,169)
           2                  -                 -                -                 -                  -                 2

           -             (1,478)                -           (1,478)                -                  -            (1,478)
           -             (1,135)                -           (1,135)                -                  -            (1,135)
           -            (31,964)          (31,964)               -                 -                  -           (31,964)
--------------       --------------   ---------------   --------------   ---------------   --------------      --------------
                     $  (34,577)
                     ==============                                                                                                                                                                                   ----------------------------   -----------------------------   ---------------------------   --------------------------                                     --------------------
                                                                                                                                                                                                                    ============================
$    281,355                          $   231,791       $   (8,609)         (118,255)      $     (2,340)           510,931

       6,894                  -                 -                -                 -                  -              6,894
       1,317                  -                 -                -                 -                  -              1,317
      19,593                  -                 -                -           (80,623)            (1,747)            18,061
           -                  -                 -                -        (1,786,500)           (26,734)           (26,734)
      24,556                  -                 -                -                 -                  -             24,622

           -              4,563                 -            4,563                 -                  -              4,563

           -              1,135                 -            1,135                 -                  -              1,135
           -             21,767            21,767                -                 -                  -             21,767
--------------       --------------   ---------------   --------------   ---------------   --------------      --------------
                     $   27,465
                     ==============
$   333,715                           $   253,558       $   (2,911)       (1,985,378)      $    (30,821)       $   562,556
===============                       ==============    ==============   ===============   ==============      ==============                                                                                                                                                                ----------------------------   -----------------------------   ---------------------------   --------------------------                                     --------------------
                                                                                                                                                                                                                    ============================

                                                           F-34 (Continued)

                                                 ACXIOM CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                        (Dollars in thousands)

                                                                                2003               2002                2001
                                                                            -----------         -----------         ----------
Cash flows from operating activities:
     Net earnings (loss)                                                    $   21,767          $  (31,964)         $    6,379
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
               Depreciation, amortization and impairment of long-lived
                     assets (notes 2, 5, 6 and 10)                             154,902             123,394             120,793
               Loss on disposal or impairment of other assets, net               8,799              46,934              33,437
               Deferred income taxes                                             7,020              26,832             (11,770)
               Tax benefit of stock options and warrants exercised and
                     equity forward transactions                                 6,894               4,516               8,001
               Cumulative effect of change in accounting principle                   -                   -              37,488
               Changes in operating assets and liabilities:
                     Accounts receivable                                         3,999               9,120             (11,141)
                     Other assets                                               63,271                 (62)           (126,745)
                     Accounts payable and other liabilities                    (10,422)            (15,836)              7,521
                     Restructuring and impairment costs                         (2,437)            (12,329)            (15,862)
                                                                            -----------         -----------         -----------
                          Net cash provided by operating activities            253,793              150,605              48,101
                                                                            -----------         -----------         -----------
Cash flows from investing activities:
     Proceeds from the disposition of operations                                 1,089                9,211              55,310
     Proceeds from the disposition of assets                                       293                  173               4,715
     Proceeds from sale of marketable securities                                     -                    -               8,918
     Capitalized software development costs                                    (34,573)             (24,121)            (36,558)
     Capital expenditures                                                      (13,212)             (14,875)            (61,901)
     Deferral of costs                                                         (15,027)             (48,131)            (49,585)
     Proceeds from sale and leaseback transaction (note 2)                       7,729                5,999                   -
     Investment in joint ventures and other companies                           (1,177)              (7,912)            (20,456)
     Net cash paid in acquisitions (note 3)                                    (14,105)              (5,331)            (16,030)
                                                                            -----------          -----------         -----------
                          Net cash used in investing activities                (68,983)             (84,987)           (115,587)
                                                                            -----------          -----------         -----------
Cash flows from financing activities:
     Proceeds from debt                                                        161,005              319,931             153,359
     Payments of debt                                                         (337,399)            (381,876)           (107,388)
     Payments on equity forward contracts                                            -              (23,547)             (6,678)
     Sale of common stock                                                       18,061               11,441              26,145
     Acquisition of treasury stock                                             (26,734)                   -              (7,478)
                                                                            -----------          -----------         -----------
                          Net cash (used in) provided by financing            (185,067)             (74,051)             57,960
                             activities                                     -----------          -----------         -----------

Effect of exchange rate changes on cash                                             72                  (67)               (222)
                                                                            -----------          -----------         -----------
Net decrease in cash and cash equivalents                                         (185)              (8,500)             (9,748)

Cash and cash equivalents at beginning of year                                   5,676               14,176              23,924
                                                                            -----------          -----------         -----------
Cash and cash equivalents at end of year                                    $    5,491           $    5,676          $   14,176
                                                                            ===========          ===========         ===========

                                                 ACXIOM CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                               YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                        (Dollars in thousands)

                                                                                2003               2002                2001
                                                                            -----------         -----------         ----------

Supplemental cash flow information:
     Cash paid (received) during the year for:
          Interest                                                          $    26,347         $    25,746         $   25,754
          Income taxes                                                          (40,045)              9,364             29,022
     Noncash investing and financing activities:
          Equity forward contracts settled through term note (note 11)                -              64,169                  -
          Notes payable, common stock and warrants issued
               for acquisitions (note 3)                                         28,486                   -             10,497
          Acquisition of property and equipment under capital lease              14,139                   -                  -
          Notes receivable received in exchange for sale of assets and
               operations (note 4)                                                1,326               8,151              3,752
          Issuance of warrants                                                    1,317                 817                220
          Enterprise software licenses acquired under software obligations        2,828               3,491             35,185
                                                                            ===========         ===========          =========

See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           MARCH 31, 2003, 2002 AND 2001

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business-

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.
The core components of Acxiom's innovative solutions are customer data integration technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States and in the
United Kingdom ("U.K."), France, Australia and Japan.

Basis of Presentation and Principles of Consolidation-

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 20% to 50% owned entities are accounted for using the equity method with equity in earnings recorded in "other, net" in the accompanying consolidated statements of operations.  Investments in less than 20% owned entities are accounted for at cost.  Investment income and charges related to investments accounted for at cost are recorded in "other, net."

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

Accounts Receivable-

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable were $56.9 million and $47.7 million, respectively, at March 31, 2003 and 2002.

Other Current Assets-

Other current assets include the current portion of unbilled and notes receivable of $21.9 million and $38.4 million as of March 31, 2003 and 2002, respectively.  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and Equipment-

Property and equipment are stated at cost.  Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 2 - 30 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

Property held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included in long-term debt.  Property and equipment taken out of service and held for sale is recorded at net realizable value and depreciation is ceased.

Software and Research and Development Costs-

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  Research and development costs incurred prior to establishing technological feasibility of software products are charged to operations as such costs are incurred.  Once technological feasibility is established, costs are capitalized until the software is available for general release.

Purchased Software Licenses-

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term debt (see note 8).  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.

Goodwill-

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations (see notes 3 and 5).  Goodwill is reviewed at least annually for impairment under a two-part test.
Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit's estimated fair value.  In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill.  Impairment exists to the extent that the reporting unit's recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company's most recent annual impairment test during the quarter ended June
30, 2002 indicated that no potential impairment of its goodwill balances exists.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2003.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of-

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see note 2).  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of shall be classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell.

Unbilled and Notes Receivable-

Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  Certain of the unbilled and notes receivable from software and data licenses and equipment sales have no stated interest rate and have been discounted using an imputed interest rate, generally 8%, based on the customer, type of agreement, collateral and payment terms.  The term of these notes is generally three years or less.  This discount is being recognized into income using the interest method and the interest income is included as a component of "other, net" in the accompanying consolidated statements of operations.

Deferred Costs-

Deferred costs consist of up-front set-up costs and generally include salary and benefits and other direct and incremental third party costs incurred in connection with the underlying contract.  These deferred costs are amortized over the term or service period of the contract.

Other Assets-

Other assets include the Company's investment in marketable and nonmarketable securities of $13.5 million and
$28.4 million as of March 31, 2003 and 2002, respectively.  The Company has classified its marketable securities as available for sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income
(loss) until realized (see note 18).  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

During the years ended March 31, 2003, 2002 and 2001, the Company determined that certain of its investments in marketable securities and certain other nonmarketable securities were other than temporarily impaired.  In making the assessment as to whether a decline in value of an investment is "other than temporary", the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  As a result, the Company recorded charges to earnings of $8.8 million, $1.1 million, and $6.5 million, net of realized gains, during the years ended March 31, 2003, 2002 and 2001, respectively, to write down these impaired investments to their approximate fair market values, resulting in a new carrying value for these investments.
These revised carrying values will be used as the basis for recognizing realized and unrealized gains and losses during future reporting periods.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The remainder of other assets consists of noncurrent prepaid expenses, deposits and other miscellaneous noncurrent assets.

Deferred Revenue-

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of software, data licenses, services and equipment.  Deferred revenues are subsequently recorded as revenue in accordance with the Company's revenue recognition policies.

Revenue Recognition-

Revenues from services under contracts, including consulting, list processing and data warehousing, and from information technology outsourcing services, including facilities management contracts and hardware and certain other equipment, are recognized ratably over the term of the contract.  In cases where the Company performs services that are considered "project" or ad hoc in nature, the Company recognizes revenue from such services as the services are performed.  In certain multiple element arrangements, revenue is recognized on each element based on the objective evidence of the fair values of each element.  If evidence of fair value does not exist for all elements of the arrangement, then all revenue for the multiple element arrangement is recognized ratably over the term of the agreement.  In the case of certain long-term contracts, up-front fees earned are deferred and capital expenditures and set-up costs that are direct and incremental to obtaining the contract are capitalized and amortized on a straight-line basis over the service term of the contract, in accordance with SEC Staff
Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements."  In certain outsourcing contracts, additional revenue is recognized based upon attaining certain annual margin improvements or cost savings over performance benchmarks as specified in the contracts.  Such additional revenue is recognized when such benchmarks have been met.  Additionally, if third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the service period unless fair value of the undelivered service element can be determined.  The Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 99-19, "Reporting
Revenue Gross as a Principal versus net as an Agent," to determine whether such revenues should be recognized on a gross or a net basis over the term of the related service agreement.  "Out-of-pocket" expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded gross as revenue in accordance with
EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses
Incurred."

Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist.  Revenue from the licensing of data in which the Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.  Revenue from the licensing of data to the customer in circumstances where the license agreement contains a "volume cap" is recognized in proportion to the total records to be delivered under the arrangement.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenues from the licensing of software are recognized in accordance with the American Institute of Certified
Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9,
"Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor ("VSOE").  If VSOE does not exist for all elements of a license arrangement, then all revenue for the license arrangement is recognized ratably over the term of the agreement.
If VSOE exists for all undelivered elements but does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Generally, prior to April 1, 2001, revenue from the sale of software was recognized up front, with maintenance revenue deferred, in accordance with SOP 97-2, as amended.  Effective
April 1, 2001, the Company made certain modifications to its standard software license agreements such that VSOE is no longer attainable on its standard software license transactions entered into subsequent to that date.
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

Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to
April 1, 2000, in accordance with SAB 101.  The cumulative effect of the change on prior years resulted in a charge to earnings of $37.5 million, net of income tax benefit, which is included in the Company's consolidated earnings for the year ended March 31, 2001.  For the years ended March 31, 2003, 2002 and 2001, the Company recognized approximately $13 million, $19 million and $29 million, respectively, in revenue that was included in the cumulative effect adjustment.  The remaining amount of such revenue, which will be recognized through 2008, is approximately $10 million.

Concentration of Credit Risk-

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts, unbilled and notes receivable.  The Company's receivables are from a large number of customers.
Accordingly, the Company's credit risk is affected by general economic conditions.

Income Taxes-

The Company and its domestic subsidiaries file a consolidated federal income tax return.  The Company's foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Foreign Currency Translation-

The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange, and the statements of earnings are translated at the weighted average exchange rate for the period.  Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income (note 18).

Earnings Per Share-

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below
(in thousands, except per share amounts):

                                                      2003           2002           2001
                                                 --------------- -------------- -------------
Basic earnings per share:
    Numerator - net earnings (loss)                  $  21,767    $    (31,964)      $  6,379
    Denominator - weighted-average shares
       outstanding                                      88,429          88,478         88,579
                                                 --------------- -------------- -------------

       Earnings (loss) per share                     $    0.25         $ (0.36)        $ 0.07
                                                 =============== ============== =============
Diluted earnings per share:
    Numerator - net earnings (loss)                  $  21,767       $ (31,964)      $  6,379
                                                 --------------- -------------- -------------

    Denominator:
       Weighted-average shares outstanding              88,429          88,478         88,579
       Dilutive effect of common stock options
          and warrants, as computed under the
          treasury stock method                          2,113            -             3,825
       Dilutive effect of equity forward                     -            -
          contracts                                                                        90
                                                 --------------- -------------- -------------
                                                        90,542          88,478         92,494
                                                 --------------- -------------- -------------
          Earnings (loss) per share                   $   0.24        $  (0.36)        $ 0.07
                                                 =============== ============== =============

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company's convertible debt (see note 8) was excluded from the above calculations for all periods, and all stock options, stock warrants, and equity forward contracts were excluded from the above calculations for the year ended March 31, 2002, because such items were antidilutive. The equivalent share effects of convertible debt excluded for the years ended March 31, 2003, 2002 and 2001 were 9.6 million, 7.0 million and 5.8 million shares, respectively. The equivalent share effect of the common stock options, warrants and equity forward contracts excluded for the year ended March 31, 2002 was 1.9 million shares. Interest expense on the convertible debt (net of income tax effect) excluded in computing diluted earnings (loss) per share for the years ended March 31, 2003,
2002 and 2001, was $4.2 million, $4.2 million and $3.7 million, respectively.

Options and warrants to purchase shares of common stock that were outstanding during 2003, 2002 and 2001, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                              2003                 2002                2001
                                                       -------------------- ----------------------------------------
    Number of shares outstanding under options
        and warrants                                          12,786               11,248               1,650
    Range of exercise prices                             $15.63 - $62.06      $11.50 - $62.06     $17.93 - $62.06
                                                       ==================== ========================================

Stock-Based Compensation-

The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized by the Company in the accompanying consolidated statements of operations for any of the fixed stock options granted.  Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting
Standards ("SFAS") No. 123, as amended, the Company's net earnings (loss) would have been reduced to the following unaudited pro forma amounts for the years ended March 31 (in thousands, except per share amounts):

                                                           2003           2002           2001
                                                       ------------   -------------   ------------
Net earnings (loss), as reported                         $ 21,767       $ (31,964)     $   6,379

Less: stock-based employee compensation expense
     under fair value based method, net of income
     tax benefit                                          (10,810)        (29,136)        (6,369)
                                                       ------------   -------------   ------------

Pro forma net earnings (loss)                            $ 10,957       $ (61,100)    $       10
                                                       ============   =============   ============
Earnings (loss) per share:

     Basic - as reported                               $     0.25         $ (0.36)    $      0.07
                                                       ============   =============   ============

                                                                                      $
     Basic - pro forma                                 $     0.12         $ (0.69)           0.00
                                                       ============   =============   ============

     Diluted - as reported                             $     0.24         $ (0.36)    $      0.07
                                                       ============   =============   ============

     Diluted - pro forma                               $     0.12         $ (0.69)    $      0.00
                                                       ============   =============   ============

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The per share weighted-average fair value of stock options granted during fiscal 2003, 2002 and 2001 was $11.85,
$8.98 and $11.95, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for 2003, 2002 and 2001; risk-free interest rate of
4.36% in 2003, 4.92% in 2002 and 6.19% in 2001; expected option life of 10 years for 2003, 10 years for 2002 and
5 years for 2001 and expected volatility of 64% in 2003, 66% in 2002 and 57% in 2001.

Advertising Expense-

The Company expenses advertising costs as incurred.  Advertising expense was approximately $7.0 million, $10.2 million and $19.5 million for the years ended March 31, 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements-

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 established standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003 and reported as a cumulative effect adjustment.  The
Company does not expect adoption of this statement, effective July 1, 2003, to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest
Entities."  Under the provisions of FIN 46, the underlying assets, liabilities and results of activities of a large number of variable interest entities ("VIE's") would be required to be consolidated into the financial statements of a primary beneficiary.  All enterprises with variable interests in VIE's created after January 31,
2003, shall apply the provisions of FIN 46 immediately.  Entities with a variable interest in VIE's created before February 1, 2003, shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The Company will be required to apply the provisions of
FIN 46 to its consolidated financial statements no later than July 1, 2003.  Since the Company has terminated its real estate synthetic lease arrangement, as discussed in note 10, management expects no material impact from applying the provisions of FIN 46.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and
Disclosure - an Amendment of FASB Statement No. 123."  SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.
In addition, it requires more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The
Company has not elected to change to the fair value method of accounting for stock-based employee compensation, but has implemented the enhanced disclosure provisions of SFAS No. 148.

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

On November 21, 2002, the EITF reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple
Elements."   EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, EITF 00-21's guidance may be accounted for and reported as a cumulative-effect adjustment.  Management does not expect that applying the guidance of EITF 00-21 to its multiple element arrangements will have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred.  SFAS No. 146 also nullifies EITF Issue 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)."  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13, and Technical Corrections."  Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002 (the Company's 2004 fiscal year), with early application encouraged.  Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.  The Company will implement SFAS No. 145 in fiscal 2004, and will therefore reclassify the extraordinary item recorded in fiscal 2002 (note 8).

During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 established a single accounting model for measuring the impairment of long-lived assets to be held and used or to be disposed of by sale.  SFAS No. 144 also expands the scope of asset disposals that are reported as discontinued operations by requiring that components of an entity that have either been disposed of or that are classified as held for sale be reported separately as discontinued operations.  This statement also resolves significant implementation issues related to
SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets.
The Company adopted the provisions of this statement effective April 1, 2002.

During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This statement established the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations.  SFAS No. 143 is effective for the Company's 2004 fiscal year.  The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

Prior Year Reclassifications-

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the prior years' net earnings (loss) as previously reported.

2.      RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring and Impairment Charges

During the fourth quarter of fiscal 2003, management determined that certain of its software and long-lived assets were impaired and recorded impairment charges of $30.6 million.  Included in these charges was the impairment of software of $10.2 million related to campaign management software applications that were primarily associated with software acquired from Exchange Applications, a software vendor, which ceased operations during the quarter.  This software was evaluated for impairment under the provisions of SFAS No. 86, "Accounting for the
Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Additionally, during the fourth quarter of fiscal 2003, the Company determined that certain other software and data products and certain operations that have been de-emphasized and are no longer strategic were impaired.  These included some data center and print operations, long-lived assets associated with unprofitable business operations and certain databases that have been abandoned or have been replaced with new products.  The total write-down of these products and operations was $20.4 million and was determined in accordance with SFAS No. 86 or SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets."  Of the $30.6 million in impairment charges, $29.8 million is included as "computer, communications and other equipment" with the remainder included in "other operating costs and expenses" in the accompanying consolidated statement of operations.  Additionally, the entire $30.6 million is included in "depreciation, amortization and impairment of long-lived assets" in the accompanying consolidated statement of cash flows.

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-reduction efforts, including a seven percent workforce reduction (412 individual associates).  Additionally, certain other associates who are part of the IT Management segment were terminated earlier in the quarter ended
June 30, 2001.  In addition to these workforce reductions, the Company entered into an agreement whereby a significant amount of its computer equipment was sold and leased back, resulting in a loss of $31.2 million.
Accordingly, the Company recorded charges related to these workforce reductions, the loss on the sale and leaseback of computer equipment and certain other restructuring activities, asset impairments and other adjustments and accruals as part of the Restructuring Plan.  The aggregate amount of these charges recorded by the Company, including the loss on the sale-leaseback transaction, totaled $45.3 million and were recorded as gains, losses and nonrecurring items in the March 31, 2002 consolidated financial statements.  The charges recorded by the Company, in addition to the loss on the sale-leaseback transaction, consisted of $8.3 million in associate-related reserves, principally employment contract termination and severance costs; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys.

The associate-related charges include payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions have been eliminated.  The contract termination costs consisted primarily of lease terminations that occurred during the quarter ended June 30, 2001, in an effort to consolidate portions of the Company's operations and the termination of certain other contracts on or prior to June 30, 2001, for services no longer utilized by the Company.  The transaction costs are fees that were incurred as a direct result of the workforce reductions, the sale-leaseback transaction, and certain other restructuring and cost-cutting measures put in place during the quarter ended June
30, 2001.

2.      RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

In addition to the Restructuring Plan charges discussed above, the Company recorded other impairment charges of approximately $25.8 million during the first quarter of fiscal 2002 on certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired under the appropriate accounting literature, primarily SFAS No. 86 or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of."

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

Included in property and equipment at March 31, 2003 and 2002, is equipment of $6.1 million and $14.7 million, respectively, net of accumulated depreciation and amortization, related to the assets under these leaseback arrangements.  Included in long-term debt at March 31, 2003 and 2002, are capital lease obligations under these leaseback arrangements in the amount of $9.8 million and $5.6 million, respectively.

Montgomery Ward Bankruptcy

On December 28, 2000, Montgomery Ward ("Wards"), a significant customer of the IT Management segment, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  The Bankruptcy Court has approved the petition, and Wards is proceeding with a liquidation of its assets.  As a result of Wards filing for bankruptcy, the Company identified certain assets that were impaired and certain ongoing obligations that have no future benefit to the Company.  Accordingly, during the year ended March 31, 2001, the Company recorded in gains, losses and nonrecurring items charges totaling $34.6 million related to these obligations and impaired assets.
The charges consisted of approximately $8.1 million for the write-down of property and equipment; $13.7 million of deferred contract costs; $5.3 million of pre-petition receivables; $3.5 million for the write-down of software; $2.3 million in ongoing contract costs and $1.7 million of other accruals.

2.      RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

The deferred contract costs represent migration and other costs that had been deferred and were being amortized over the term of the Wards contract.  The pre-petition receivables represent amounts billed by Acxiom for work performed prior to Wards' bankruptcy filing.  The software write-down represents software licenses that specifically supported the information technology needs of Wards and have no alternative use.  The write-down of the property and equipment of $8.1 million represents assets that were used specifically to support the needs of
Wards and that have no alternative use.

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

The following table shows the balances that were initially accrued for Wards and the Restructuring Plan and the changes in those balances during the years ended March 31, 2001, 2002 and 2003 (dollars in thousands):

                   Wards               March 31, Restructuring
                   amount                        Plan amount                         March 31,                           March
                   accrued  Payments    2001      accrued     Payments  Adjustments    2002     Payments  Adjustments  31, 2003
                   --------------------------------------------------------------------------------------------------------------

Associate-relate   $    -    $     -  $      -  $    6,809    $ (4,987)  $ (1,222)  $     600  $  (950)   $     366      $ 16
   reserves
Ongoing contract
   costs            2,299      (315)     1,984       3,449      (3,935)       527       2,025   (1,345)        (366)      314
Other accruals      1,672      (626)     1,046         400      (1,163)        (4)        279     (142)         117       254
                  --------------------------------------------------------------------------------------------------------------
                  $ 3,971    $ (941)  $  3,030   $  10,658    $(10,085)  $   (699)  $   2,904  $(2,437)   $     117      $584
                  ==============================================================================================================

The Company has revised its estimate of remaining amounts to be paid out during future periods associated with these restructuring accruals.  Accordingly, the Company reduced the remaining Restructuring Plan accrual by $0.7 million during the fourth quarter of fiscal 2002 and reallocated $0.8 million of the remaining Wards accrual to the Restructuring Plan accrual during the fourth quarter of fiscal 2003 based on estimates of remaining costs to be incurred.  The remaining accruals, as adjusted, will be paid out over periods ranging up to two years.

2.      RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

Other

During the quarter ended June 30, 2000, the compensation committee ("the Committee") of the Company committed to pay in cash $6.3 million of over-attainment incentive ("Incentive") that was attributable to results of operations in prior years due to over-achievement of targets.  This Incentive was to be paid in excess of the
Company's normal at-risk incentive pay.  In accordance with the Company's Incentive plan, the amount accrued was to be paid over a three-year period, assuming continued performance of the Company.  During the quarter ended
September 30, 2001, the Company paid, and recorded as a reduction of the accrual, $2.2 million of the Incentive.
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

3.      ACQUISITIONS:

Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that includes up to $2.4 million of additional cash currently in escrow, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  At March 31, 2003, the $2.4 million escrowed cash is included in cash and cash equivalents on the condensed consolidated balance sheet.  The amount of contingent consideration, if any, payable by the Company to the sellers should be determined during the first quarter of the Company's 2004 fiscal year.  The results of operations of Toplander are included in the Company's consolidated results from the date of acquisition.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

3.      ACQUISITIONS (Continued):

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

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL")
whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the
Australian operation.  Additionally, the purchase agreement provides that Acxiom may pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The results of operations of the Australian business are included in the Company's consolidated financial statements beginning June 1, 2002.  Prior to that time, the
Company accounted for the Australian JV as an equity method investment.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.  Management believes sole ownership of the Australian operation will enable the Company to capitalize on global opportunities.

During the year ended March 31, 2002, the Company acquired certain customer relationship management operations of
Trans Union ("TUCRM") for $5.3 million, which resulted in an excess of purchase price over the fair value of net assets acquired of $5.3 million as determined in accordance with the provisions of SFAS No. 142.  The results of operations of this acquisition are included in the Company's consolidated results from the date of acquisition.
The pro forma effect of the acquisition is not material to the Company's consolidated results for the periods reported.

During the year ended March 31, 2001, the Company acquired certain assets and assumed certain liabilities of Data
Dimension Information Services, Inc. ("DDIS") and MCRB Service Bureau, Inc. ("MCRB") for cash of $7.7 million and a note of $3.6 million, resulting in an excess of purchase price over the fair value of net assets acquired of
$21.5 million.  The results of operations of DDIS and MCRB are included in the Company's consolidated results from the dates of acquisition.  The pro forma effect of these acquisitions is not material to the Company's consolidated results for the periods reported.  Additionally, during the year ended March 31, 2001, the Company paid $8.8 million in cash for contingent consideration for acquisitions completed in previous years.

3.      ACQUISITIONS (Continued):

The following table shows the allocation of the Australian JV, AISS, Toplander, TUCRM, DDIS and MCRB purchase prices to assets acquired and liabilities assumed (dollars in thousands):

                                       Australian
                                           JV           AISS        Toplander         TUCRM          DDIS          MCRB
                                      -----------    ----------    -----------     -----------    ----------    ----------

  Assets acquired:
    Cash                               $     592     $       -   $          -     $        -     $       -     $       -
    Goodwill                               6,995        32,438          4,512          5,265         9,676        11,796
    Other current and
      noncurrent assets                    2,575         3,513          1,334             66         3,122         1,118
                                      -----------    ----------    -----------     -----------    ----------    ----------
                                          10,162        35,951          5,846          5,331        12,798        12,914

  Accounts payable, accrued
    expenses and capital leases
    assumed                                1,077         1,096            246              -         7,301         7,118
                                      -----------    ----------    -----------     -----------    ----------    ----------

  Net assets acquired                      9,085        34,855          5,600          5,331         5,497         5,796
    Less:
      Cash acquired                          592             -              -              -             -             -
      Common stock issued                      -        10,525              -              -             -             -
      Warrants issued for the
        purchase of common stock
                                               -        14,097              -              -             -             -
      Previous investment in
        Australian JV                      6,357             -              -              -             -             -
      Note payable                         1,364         2,500              -              -         3,600             -
                                      -----------    ----------    -----------     -----------    ----------    ----------
  Net cash paid                        $     772     $   7,733      $   5,600      $   5,331      $  1,897      $   5,796
                                      ===========    ==========    ===========     ===========    ==========    ==========

The purchase price allocation for Toplander does not include the $2.4 million of cash placed in escrow pursuant to the purchase agreement, nor does it include the other contingent consideration of warrants or common stock.
The purchase price allocation for Toplander is subject to adjustment based on the ultimate payment of the contingent consideration, if any.

During the fourth quarter of fiscal 2002, the Company made certain adjustments to the amount of goodwill recorded in connection with its acquisitions of Litton Enterprise Solutions ("LES") (acquired in fiscal 2000), MCRB and
DDIS.  These adjustments were the result of revising estimates made at the dates of acquisition and resulted in a
$1.3 million reduction of goodwill (note 5).

4.      DIVESTITURES:

During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its U.K. operations located in Spain and Portugal.  During the quarter ended June 30, 2002, the
Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.  Effective July 31, 2002, the Company sold its print shop business located in Chatsworth,
California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million.  At March 31, 2003 and 2002, notes receivable relating to these transactions of $5.3 million and $5.2 million, respectively, are included in the accompanying consolidated financial statements.  The Company recorded a gain associated with these dispositions of $0.4 million during the year ended March 31, 2003, and a loss of $0.9 million during the year ended March 31, 2002.

Effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited
Liability Company ("LLC") to certain management of its Acxiom/Direct Media, Inc. business unit ("DMI").  During fiscal 2001, the Company completed the sale of its remaining interest in DMI.  As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest.  As a result of this transaction, the Company recorded a loss of $20.4 million, which is included in gains, losses and nonrecurring items in the accompanying consolidated statement of operations for the year ended March 31,
2001.  During the year ended March 31, 2003, the Company amended its agreement with DMI whereby it agreed to provide DMI with $3.7 million of future credits against the note balance.  The value of the future credits of
$3.7 million was charged to "other operating costs and expenses" in the accompanying consolidated statement of operations.  The outstanding balance of the note at March 31, 2003 of $13.7 million, less these future credits, and $14.7 million at March 31, 2002 is included in unbilled and notes receivable in the accompanying consolidated financial statements.

Effective April 25, 2000, the Company sold a part of its DataQuick business group, which is based in San Diego,
California, for $55.3 million.  The Company retained the real property data sourcing and compiling portion of
DataQuick.  The gain on the sale of these assets was $39.7 million and is included in gains, losses and nonrecurring items in the accompanying consolidated statements of operations.

Effective April 10, 2000, the Company sold its investment in Ceres, Inc. to NCR Corporation ("NCR").  The Company
received cash, a note and NCR stock totaling $14.8 million and recorded investment income of $6.2 million on the disposal, which is included in other, net in the accompanying consolidated statements of operations.  During
2001, the Company sold the shares of the NCR stock and realized an additional gain of $2.1 million, which is included in other, net in the accompanying consolidated statements of operations.

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

4.      DIVESTITURES (Continued):

In addition to the DataQuick, DMI and CIMS losses noted above, gains, losses and nonrecurring items for the year ended March 31, 2001 also includes the write-off of $7.6 million of certain campaign management software which management decided to discontinue support of as a result of the Company's strategy to utilize external application software tools rather than building such tools internally.  The Company performed an analysis to determine whether and to what extent these assets had been impaired.  As a result, these assets were completely written off as their fair value was estimated to be zero.

5.       GOODWILL:

The carrying amount of goodwill, by business segment, for the years ended March 31, 2003 and 2002, and the changes in those balances are as follows (dollars in thousands):

                                                           Data and
                                                           Software           IT Management
                                        Services           Products                                   Total
                                      -------------    -----------------    ------------------    ---------------

   Balance at April 1, 2001            $  94,592           $  1,533            $  76,616           $  172,741

   Acquisition (note 3)                    5,269                  -                    -                5,269
   Divestitures (note 4)                  (1,913)                 -                    -               (1,913)
   Adjustment of previously recorded
        goodwill (note 3)                      -                  -               (1,327)              (1,327)
   Change in foreign currency
        translation adjustment              (115)                 -                    -                 (115)
                                      -------------    -----------------    ------------------    ---------------

   Balance at March 31, 2002           $  97,833           $  1,533            $  75,289           $  174,655

   Acquisitions (note 3)                  39,433              4,512                    -               43,945
   Divestitures (note 4)                     (84)                 -                 (131)                (215)
   Change in foreign currency
        translation adjustment             2,799                  -                    -                2,799
                                      -------------    -----------------    ------------------    ---------------

   Balance at March 31, 2003          $  139,981           $  6,045            $  75,158           $  221,184
                                      =============    =================    ==================    ===============

The amount of goodwill reported by segment at April 1, 2001, has been adjusted for the allocation of goodwill across reporting units as required by SFAS No. 142.

5.       GOODWILL (Continued):

The Company elected to early adopt the provisions of SFAS No. 142. Accordingly, effective April 1, 2001, the
Company discontinued amortization of all previously recorded goodwill.  The following table shows what net earnings and basic and diluted earnings per share would have been for the year ended March 31, 2001, exclusive of amortization expense recognized during the period related to goodwill (dollars in thousands, except per share amounts):

                                                                             2001
                                                                         ------------

             Reported net earnings                                          $ 6,379
             Goodwill amortization, net of tax                                6,369
                                                                         ------------

             Adjusted net earnings                                         $ 12,748
                                                                         ============

             Basic earnings per share:
                 Reported net earnings                                       $ 0.07
                 Goodwill amortization, net of tax                             0.07
                                                                         ------------

                 Adjusted net earnings                                       $ 0.14
                                                                         ============

             Diluted earnings per share:
                 Reported net earnings                                       $ 0.07
                 Goodwill amortization, net of tax                             0.07
                                                                         ------------

                 Adjusted net earnings                                       $ 0.14
                                                                         ============

6.      SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense and impairment charges related to internally developed computer software of $34.4 million (including $10.2 million of impairment charges referred to in note 2) for fiscal 2003,
$23.6 million in fiscal 2002 and $19.9 million in fiscal 2001 and amortization of purchased software licenses of
$25.9 million, $19.5 million and $17.4 million in 2003, 2002 and 2001, respectively.  Additionally, research and development costs of $19.7 million, $17.8 million and $22.3 million were charged to operations during 2003, 2002 and 2001, respectively.

7.      PROPERTY AND EQUIPMENT:

Property and equipment, substantially all of which has been pledged as collateral for long-term debt (see note
8), is summarized as follows (dollars in thousands):

                                                                                2003                2002
                                                                          ----------------     --------------

  Land                                                                        $    19,959      $        8,724
  Buildings and improvements                                                      163,336             127,299
  Data processing equipment                                                       159,551             150,513
  Office furniture and other equipment                                             46,322              44,641
                                                                          ----------------     --------------

                                                                                  389,168             331,177

  Less accumulated depreciation and amortization                                  180,862             149,402
                                                                          ----------------     --------------

                                                                               $  208,306          $  181,775
                                                                          ================     ==============

8.      LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

                                                                                 2003                2002
                                                                           ----------------    ---------------

   Convertible subordinated notes due 2009; interest at 3.75%                  $ 175,000         $ 175,000

   Revolving credit agreement                                                      28,799                -

   Software license liabilities payable over terms up to seven years;
      effective interest rates at approximately 6%                                 71,589           88,444

   Term note, repaid in February 2003                                                   -           64,169

   Convertible subordinated notes, repaid April 2002                                    -           62,589

   Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at approximately 8%; remaining
      terms up to fifteen years                                                    33,397           18,878

   Other debt and long-term liabilities                                            10,383           11,044
                                                                           ----------------    ---------------

                 Total long-term debt                                             319,168          420,124

   Less current installments                                                       29,491           23,274
                                                                           ----------------    ---------------

                 Long-term debt, excluding current installments                 $ 289,677        $ 396,850
                                                                           ================    ===============

Effective February 10, 2003, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $150 million through July 2006.  Borrowings under the revolving credit facility of $28.8 million at March 31, 2003 (none at March 31, 2002) bear interest at LIBOR plus
1.5%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by substantially all of the Company's assets.  Outstanding letters of credit at March 31, 2003 and 2002 were $10.8 million and $10.7 million, respectively.  In conjunction with amending and restating its credit facility, the Company, using available cash and borrowings under the revolving credit facility, repaid the
$64.2 million term note entered into for the settlement of certain equity forward contracts (see note 11) and paid $45.8 million to terminate its real estate synthetic lease arrangement (see note 10).

On February 6, 2002, the Company completed an offering of $160 million of 3.75% convertible subordinated notes due 2009.  The initial purchasers had an option to purchase a maximum of $15 million additional principal amount of notes to cover over-allotments.  This over-allotment was subsequently exercised such that the Company has $175 million of notes outstanding in connection with this debt issuance.  The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $18.25 per share.  The notes are also redeemable, in whole or in part, at the option of the Company at any time on or after February 17, 2005 at a redemption premium.  The holders of the notes also have the option to require the Company to repurchase the notes, at 100% of the principal amount, on February 15, 2007.  The net proceeds to the Company of approximately
$169.2 million (after deducting underwriting discounts and commissions and offering expenses) were used to repay
$25.7 million of 6.92% senior notes payable ("6.92% Notes") and to redeem the 5.25% convertible subordinated notes ("5.25% Notes").

8.      LONG-TERM DEBT (Continued):

During February and March 2002, the Company repurchased $52.4 million of the 5.25% Notes in the open market.  The remaining $62.6 million were retired on April 1, 2002.  Previously deferred debt issuance costs of $1.1 million associated with the 5.25% Notes and the 6.92% Notes and certain prepayment premiums of $1.0 million incurred in connection with the redemption of the 5.25% Notes were charged to the 2002 consolidated statement of operations as an extraordinary item, net of the income tax benefit of $0.8 million.  As noted in note 1, upon adoption of
SFAS No. 145 in fiscal 2004, the extraordinary item will be reclassified to pretax earnings.

Software license liabilities payable represent the present value of software license obligations payable over terms of up to seven years with several vendors.  Under these agreements, the Company has negotiated substantial price discounts, annual increases in capacity, right of use by its current and future subsidiaries, and the rights to provide the licensed software to certain of the Company's customers.  These liabilities will be satisfied with scheduled payments that generally increase each year.  The related software assets are included in purchased software licenses on the accompanying consolidated balance sheets.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2003, the Company was in compliance with these covenants and restrictions.

The Company's future obligations, excluding interest, under its long-term debt, capital lease obligations and software license liabilities at March 31, 2003, are as follows (in thousands):

         Year ending March 31,
            2004                                                    $     29,491
            2005                                                          23,551
            2006                                                          13,296
            2007                                                          41,952
            2008                                                          23,348
            Thereafter                                                   187,530
                                                                -------------------
                                                                     $   319,168
                                                                ===================

9.      ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

                                                                                         Bad debts
                                                              Additions                written off,
                                               Balance at     charged to                  net of       Balance at
                                              beginning of    costs and    Other          amounts     end of period
                                                 period        expenses    additions     recovered
                                              -------------- ------------- ----------- -------------- --------------
     2003:
         Allowance for doubtful accounts,
            returns and credits                 $   6,269      $   8,435    $    240   $     (8,265)     $  6,679
                                              ============== ============= =========== ============== ==============
     2002:
         Allowance for doubtful accounts,
            returns and credits                 $   5,366      $   8,270    $      -   $     (7,367)     $  6,269
                                              ============== ============= =========== ============== ==============
     2001:
         Allowance for doubtful accounts,
            returns and credits                 $   5,352      $   3,563    $    500   $     (4,049)     $  5,366
                                              ============== ============= =========== ============== ==============

Included in other additions are valuation accounts acquired in connection with business combinations.

10.     COMMITMENTS AND CONTINGENCIES:

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and an aircraft ("Leased Assets"), which provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements.  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of the aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  Monthly payments under these synthetic lease facilities are approximately $3.2 million.  At March 31, 2003, the total amount drawn under these synthetic operating lease facilities was $185.4 million and the remaining capacity for additional funding
(for computer equipment and furniture only) was $68.1 million.  The Company has made aggregate payments of $119.4 million through March 31, 2003, and has a remaining commitment under these synthetic operating lease facilities of $47.1 million payable over the next eight years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $31.1 million at March
31, 2003.

10.     COMMITMENTS AND CONTINGENCIES (Continued):

As discussed in note 13, the Company has leased an aircraft from a business partially owned by an officer of the
Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $4.2 million at March 31, 2003.

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was
$96.4 million, $88.6 million and $55.3 million for the years ended March 31, 2003, 2002 and 2001, respectively.
Future minimum lease payments under all noncancellable operating leases and software licenses, including these synthetic lease facilities, for the five years ending March 31, 2008, are as follows: 2004, $70.9 million; 2005,
$46.0 million; 2006, $24.9 million; 2007, $11.6 million and 2008, $8.7 million.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  At March 31, 2003, the Company's maximum potential of future payments under these guarantees was $5.6 million.

The Company is also contingently liable under certain leases that have been assumed by other parties.  The total future lease payments for which the Company is contingently liable are $6.8 million at March 31, 2003.

At both March 31, 2003 and 2002, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

Prior to its termination, the Company had entered into a synthetic real estate lease arrangement with respect to a newly constructed facility in Little Rock, Arkansas and land in Phoenix, Arizona.  Under this arrangement, the
Company had agreed to lease each property for an initial term of five years with an option to renew.  The lessors funded $45.8 million for the acquisition of the Little Rock facility and acquisition of the Phoenix land.
Effective February 10, 2003, the Company terminated this synthetic real estate lease arrangement by purchasing the Phoenix land and the Little Rock facility from the lessors for $45.8 million.  As a result of terminating this arrangement, the underlying real estate assets consisting of the Little Rock building of $34.4 million, a building under construction in Phoenix of $1.4 million and the Phoenix land of $10.0 million are recorded in the
Company's March 31, 2003 consolidated balance sheet.  Expense in the amount of $0.2 million is included in the accompanying consolidated statement of operations for the year ended March 31, 2003, reflecting depreciation of the Little Rock building beginning in February 2003.

The Company is involved in various claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the
Company's consolidated financial position, results of operations or cash flows.

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

The Company has issued warrants over the last four years to Allstate Insurance Company ("Allstate"), a significant customer of the Company, for the purchase of 368,290 shares of the Company's common stock at exercise prices ranging from $16.28 to $32.13 per share.  These warrants represent discounts to Allstate in return for meeting certain revenue targets under Allstate's contract with the Company.  The Company is not required to issue any additional warrants to Allstate under the contract.  The value of the warrants issued in 2003, 2002 and 2001 was $1.3 million, $0.8 million and $0.2 million, respectively.  All of these warrants expire on September 30,
2005.

In connection with the acquisition of AISS (see note 3), the Company issued warrants to purchase 1,272,024 shares of its common stock at an exercise price of $16.32 per share.  These warrants expire on August 12, 2017.  The
Company also has warrants outstanding to purchase 206,773 shares of its common stock at an exercise price of
$17.50 per share.  These warrants were issued in conjunction with a purchase acquisition in a prior year and expire on September 30, 2003.

On November 14, 2002, the Company announced a common stock repurchase program.  As of March 31, 2003, the Company had repurchased 1.8 million shares of its common stock for an aggregate purchase price of $26.7 million under this repurchase program.

The Company has stock option plans ("Plans") for which 26.6 million shares of the Company's common stock have been reserved for issuance to its U.S. employees.  The Company has, for its U.K. employees, a U.K. Share Option
Scheme ("Scheme") for which 1.6 million shares of the Company's common stock have been reserved.  These plans provide that the option price, as determined by the Board of Directors, will be at least the fair market value at the time of the grant.  The term of nonqualified options is also determined by the board of directors.  At March
31, 2003, there were a total of 0.7 million shares available for future grants under the Plans and the Scheme.

11.     STOCKHOLDERS' EQUITY (Continued):

Activity in stock options was as follows:

                                                     Number of      Weighted-average   Number of
                                                                      exercise
                                                                      price per         shares
                                                       shares           share         exercisable
                                                   ---------------  --------------   ---------------

Outstanding at March 31, 2000                         12,412,629        $  16.36         6,726,860
     Granted                                           3,046,828        $  16.58
     Exercised                                        (1,306,378)       $  11.94
     Forfeited or cancelled                             (198,748)       $  27.20
                                                   ---------------
Outstanding at March 31, 2001                         13,954,331        $  18.82         7,722,488
     Granted                                           7,413,429        $  12.45
     Exercised                                          (735,108)       $   4.91
     Forfeited or cancelled                             (724,955)       $  19.22
                                                   ---------------
Outstanding at March 31, 2002                         19,907,697        $  16.83         8,679,502
     Granted                                           2,405,850        $  19.25
     Exercised                                        (1,972,324)       $   7.21
     Forfeited or cancelled                             (601,938)       $  21.30
                                                   ---------------
Outstanding at March 31, 2003                         19,739,285        $  18.09        10,947,804
                                                   ===============  ==============   ===============

Following is a summary of stock options outstanding as of March 31, 2003:

                                          Options outstanding                        Options exercisable
                            -------------------------------------------------   -------------------------------
                               Options         Weighted-         Weighted-         Options         Weighted-

        Range of                                average           average                           average
     exercise price                            remaining      exercise price                    exercise price
       per share             outstanding    contractual life     per share       exercisable       per share
   ------------------       -------------   ----------------  ---------------   -------------   ---------------

      $1.49-$ 5.88            1,429,209       2.73 years           $ 3.17          1,427,638         $ 3.17
      $7.43-$11.15            2,767,417      12.26 years           $10.99            976,506         $10.74
     $11.50-$14.00            3,667,076      11.58 years           $12.72          2,908,175         $12.46
     $14.21-$17.96            3,857,649      11.03 years           $16.68          1,974,794         $16.95
     $18.38-$23.14            1,473,906       8.32 years           $20.09            772,568         $19.94
     $23.44-$29.59            5,117,835      10.54 years           $24.94          2,319,767         $25.28
     $30.93-$39.12            1,068,934      10.87 years           $35.66            456,382         $35.67
     $40.50-$62.06              357,259      11.50 years           $44.28            111,974         $45.06
                            -------------   ----------------  ---------------   -------------   ---------------
                             19,739,285      10.37 years           $18.09         10,947,804         $16.45
                            =============   ================  ===============   =============   ===============

The Company maintains a qualified employee stock purchase plan that provides for the purchase of shares of common stock at 85% of the market price.  There were 0.2 million shares purchased under the plan during each of the years ended March 31, 2003, 2002 and 2001.

11.     STOCKHOLDERS' EQUITY (Continued):

Prior to their settlement as discussed below, the Company had entered into three equity forward contracts with a commercial bank to purchase 3.7 million shares of its common stock. The Company was obligated to purchase the shares of its common stock at a total notional amount of $83.8 million.  The cost of the equity forwards of $1.0 million and $6.7 million during 2002 and 2001, respectively, has been accounted for as a component of stockholders' equity.  If the market value of the stock exceeded the price under the equity forward, the Company had the option of settling the contract by receiving cash or stock in an amount equal to the excess of the market value over the price under the equity forward.  If the market value of the stock was less than the price under the equity forward, the Company had the option of settling the contract by paying cash or delivering shares in the amount of the excess of the contract amount over the fair market value of the stock.  The Company could also settle the contracts by paying the full notional amount and taking delivery of the stock.

During April 2001, the Company paid, and recorded as a component of stockholders' equity, $22.5 million to amend the agreements whereby the strike price of the equity forward agreement for purchase of the 3.1 million shares was reduced from $21.81 to $15.48 per share.  As a result, the total notional amount under the equity forward agreements was reduced to $64.2 million.  In September 2001, the Company obtained an agreement for the settlement of the equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility.  The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying consolidated financial statements.  Effective
February 10, 2003, in connection with the termination of its synthetic real estate lease arrangement as discussed in note 10, the Company repaid this term loan.  The Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts.  Prior to the settlement of the contracts, all shares of the Company's common stock under these agreements were considered issued and outstanding and have been included in the Company's basic and diluted earnings (loss) per share calculations.

12.     INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

                                                                  2003          2002           2001
                                                             -------------- -------------  --------------
                                                             -------------- -------------  --------------

Income (loss) from operations                                   $  6,321      $ (19,833)     $  27,465
Extraordinary item (note 8)                                            -           (821)             -
Cumulative effect of change in accounting principle                    -              -        (21,548)
Stockholders' equity:
     Interest on equity forward contracts                              -         (3,352)             -
     Unrealized loss on available-for-sale investments
          (note 18)                                                  706           (706)             -
     Compensation                                                 (6,894)        (1,164)        (8,001)
                                                             -------------- -------------  --------------
                                                                  $  133      $ (25,876)     $  (2,084)
                                                             ============== =============  ==============

12.     INCOME TAXES (Continued):

Income tax expense (benefit) attributable to earnings (loss) from operations consists of (dollars in thousands):
                                                                  2003           2002           2001
                                                             -------------- -------------- --------------
Current:
    Federal                                                      $ (1,425)     $ (44,083)      $ 34,277
    Foreign                                                         1,286              -            928
    State                                                            (560)        (2,582)         4,030
                                                             -------------- -------------- --------------
                                                                     (699)       (46,665)        39,235
                                                             -------------- -------------- --------------
Deferred:
    Federal                                                         8,089         27,979         (9,955)
    Foreign                                                             -           (848)          (338)
    State                                                          (1,069)          (299)        (1,477)
                                                             -------------- -------------- --------------
                                                                    7,020         26,832        (11,770)
                                                             -------------- -------------- --------------
              Total                                              $  6,321      $ (19,833)     $  27,465
                                                             ============== ============== ==============

A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35%
of earnings (loss) from operations before income taxes to the actual provision for income taxes follows (dollars
in thousands):

                                                                  2003           2002           2001
                                                             -------------- -------------  --------------

Computed expected tax expense (benefit)                         $  9,831     $ (17,684)       $  24,966
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal                            (1,059)       (1,872)           1,659
    Research, experimentation and other tax credits               (2,700)         (800)          (1,460)
    Other, net                                                       249           523            2,300
                                                             -------------- -------------  --------------
                                                                $  6,321     $ (19,833)       $  27,465
                                                             ============== =============  ==============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2003 and 2002 are presented below (dollars in thousands).

                                                                                  2003          2002
                                                                             ------------- ---------------
Deferred tax assets:
     Accrued expenses not currently deductible for tax purposes              $     3,542   $       638
     Revenue deferred for financial reporting purposes                             2,514        21,548
     Investments, principally due to differences in basis for tax
        and financial reporting purposes                                           9,480         4,083
     Net operating loss and tax credit carryforwards                              88,997        21,545
     Other                                                                             -         1,608
                                                                             ------------- ---------------
            Total deferred tax assets                                            104,533        49,422
                                                                             ------------- ---------------
                                                        F-63

12.     INCOME TAXES (Continued):

                                                                                  2003          2002
                                                                             ------------- ---------------
Deferred tax liabilities:
     Property and equipment, principally due to differences in
        depreciation                                                          $  (11,590)    $ (18,380)
     Intangible assets, principally due to differences in
        amortization                                                             (38,130)      (23,279)
     Capitalized software and other costs expensed as incurred for
        tax purposes                                                             (76,392)      (29,748)
     Other                                                                        (1,713)         (682)
                                                                             ------------- ---------------
            Total deferred tax liabilities                                      (127,825)      (72,089)
                                                                             ------------- ---------------
            Net deferred tax liability                                        $  (23,292)    $ (22,667)
                                                                             ============= ===============

At March 31, 2003, the Company has net operating loss carryforwards of approximately $182 million for federal income tax purposes and approximately $347 million for state income tax purposes.  The Company also has federal and state income tax credit carryforwards of approximately $10 million.  These net operating loss and income tax credit carryforwards expire in various amounts beginning in 2006 through 2023.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Based upon the Company's history of profitability and taxable income and the reversal of taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

13.     RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by Trans Union to be elected to Acxiom's board of directors.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by Trans Union to be elected to Acxiom's board of directors.  While these undertakings by
Acxiom are in effect until the end of the current term of the agreement, Acxiom has been notified that Trans
Union does not presently intend to designate a second individual to serve as a director of the Company.  Acxiom and Trans Union amended the data center management agreement on October 1, 2002, expanding its scope to encompass
Trans Union's client/server, network and communication infrastructure.  This amendment runs concurrent with the current term of the data center management agreement, which expires in August 2005.  In addition to this agreement, the Company has other contracts with Trans Union related to data, software and other services.  During the years ended March 31, 2003, 2002 and 2001, Acxiom recognized $71.1 million, $50.6 million and $58.2 million, respectively, in revenue from Trans Union.

13.     RELATED PARTY TRANSACTIONS (Continued):

Effective April 1, 2002, Acxiom and Trans Union entered into a marketing joint venture that serves as a sales
agent for both parties for certain existing mutual clients.   The purpose of the joint venture is to provide
these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and Trans Union, as well as any new products and services that may be agreed upon.  The parties have agreed to share equally the aggregate incremental increase (or decrease) in revenue and direct expenses generated from any client supported by the joint venture.  If either party determines that its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  The Company has recorded revenue and expense of $5.4 million from this joint venture in fiscal 2003.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union for an aggregate purchase price of $34.8 million.  During fiscal 2002, the Company purchased certain customer relationship operations from Trans Union for $5.3 million (see note 3).

The Company leases an aircraft from a business partially owned by an officer (see note 10).  Rent expense under this lease was approximately $0.7 million, $1.0 million and $1.0 million during the years ended March 31, 2003,
2002 and 2001, respectively.  Under the terms of the lease in effect at March 31, 2003, the Company will make monthly lease payments of $75,000 through August 2006.

The Company has paid $1.0 million in fiscal 2003, $1.5 million in fiscal 2002 and $1.5 million in fiscal 2001 to sponsor a NASCAR racing truck for a company partially owned by an officer of the Company.  In return for the sponsorship, the Company receives hospitality facilities for customers at selected racing events.

The Company has arrangements with two of its directors for consulting services.  Payments under these arrangements were $0.4 million in both fiscal 2003 and fiscal 2002.

14.     MAJOR CUSTOMERS:

During the year ended March 31, 2002, the Company had one customer, Allstate, which accounted for $87.8 million
(10.1%) of revenue.  No single customer accounted for more than 10% of revenue during the years ended March 31,
2003 or 2001.

15.     RETIREMENT PLANS:

The Company has a retirement savings plan which covers substantially all domestic employees.  The Company also offers a supplemental nonqualified deferred compensation plan ("SNQDC Plan") for certain management employees.
The Company matches 50% of the employee's contributions under both plans up to 6% annually and may contribute additional amounts to the plans from the Company's earnings at the discretion of the board of directors.  Company contributions for the above plans amounted to approximately $3.5 million, $5.0 million and $3.4 million in 2003,
2002 and 2001, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $8.8 million and $7.7 million at March 31, 2003 and 2002, respectively.

16.     FOREIGN OPERATIONS:

Foreign operations are conducted primarily in the U.K.  The Company attributes revenue to each geographic region based on the location of the Company's operations.  The following table shows financial information by geographic area for the years 2003, 2002 and 2001 (dollars in thousands):

                                                     United States         Foreign       Consolidated
                                                    ------------------  ------------- ------------------
2003:
    Revenue                                             $  903,254        $  54,968      $    958,222
    Long-lived assets, excluding financial
        instruments                                        740,512           43,370           783,882
                                                    ==================  ============= ==================
2002:
    Revenue                                             $  820,023        $  46,087      $    866,110
    Long-lived assets, excluding financial
        instruments                                        724,821           31,430           756,251
                                                    ==================  ============= ==================
2001:
    Revenue                                             $  960,806        $  49,081       $ 1,009,887
    Long-lived assets, excluding financial
        instruments                                        783,264           25,279           808,543
                                                    ==================  ============= ==================

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

o        Investment securities - The carrying value of investment securities is equal to fair value as determined by reference to quoted market prices, where available.  In the absence of quoted market prices, the
         Company determines approximate fair values through the use of other valuation techniques.

o        Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2003, the estimated fair value of long-term debt approximates its carrying value.

18.     COMPREHENSIVE INCOME (LOSS):

The following table summarizes the unrealized holding gains (losses) on marketable securities included in other comprehensive income (loss) (dollars in thousands):

                                                        2003           2002            2001
                                                 --------------- --------------  --------------

Unrealized loss arising during the year, net
     of income tax benefit                         $ (1,215)       $  (1,135)     $     (943)
Reclassification adjustment for net losses
     reported in net earnings for the period          2,350                -           1,096
                                                 --------------- --------------  --------------
     Net unrealized gain (loss) reported in
         other comprehensive income (loss)         $  1,135        $  (1,135)    $       153
                                                 =============== ==============  ==============

The balance of accumulated other comprehensive loss as reported on the consolidated balance sheets consists of the following components (dollars in thousands):

                                                                        2003           2002
                                                                 -------------- ----------------
Unrealized loss on available-for-sale marketable
     securities, net of income tax benefit of $0.7 million        $         -    $    (1,135)
     in 2002
Cumulative loss on foreign currency translation                        (2,911)        (7,474)
                                                                 -------------- ----------------

     Accumulated other comprehensive loss                         $    (2,911)   $    (8,609)
                                                                 ============== ================

19.     SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  The Company's business segments consist of Services,
Data and Software Products, and IT Management.  The Services segment substantially consists of consulting, database and data warehousing and list processing services.  The Data and Software Products segment includes all of the Company's data content and software products.  IT Management includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.  The Company accounts for sales of its data and software products as revenue in both the Data and Software Products segment and the Services segment, which bills the client.  Additionally, certain information technology outsourcing and facilities management revenue is accounted for in both the IT Management segment and the Services segment, where the client is billed.  These duplicate revenues are eliminated in consolidation.

19.     SEGMENT INFORMATION (Continued):

Substantially all of the nonrecurring and impairment charges incurred by the Company and discussed in note 2 have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges.  During the quarter ended June 30, 2002, the Company revised certain of its internal cost allocations to distribute substantially all recurring costs to the business segments.  Accordingly, the prior years' segment information has been restated to conform to the current year presentation.  The following tables present information by business segment (dollars in thousands):

                                                       2003               2002               2001
                                                 -----------------  -----------------  -----------------
Revenue:
    Services                                        $    718,872        $   645,735       $    786,523
    Data and Software Products                           172,979            162,585            228,738
    IT Management                                        241,096            220,688            223,364
    Intercompany eliminations                           (174,725)          (162,898)          (228,738)
                                                 -----------------  -----------------  -----------------
        Total revenue                               $    958,222        $   866,110        $ 1,009,887
                                                 =================  =================  =================

                                                        2003               2002               2001
                                                 -----------------  -----------------  -----------------
Income (loss) from operations:
    Services                                       $      84,806       $     42,931     $      120,919
    Data and Software Products                            30,555             26,896             71,743
    IT Management                                          4,425             12,756             12,253
    Intercompany eliminations                            (30,936)           (27,210)           (71,743)
    Corporate and other                                  (33,775)           (74,092)           (31,547)
                                                 -----------------  -----------------  -----------------
        Income (loss) from operations              $      55,075       $    (18,719)      $    101,625
                                                 =================  =================  =================

                                                       2003                2002               2001
                                                 -----------------  -----------------  -----------------
Depreciation and amortization:
    Services                                       $      57,713      $      33,845      $      51,295
    Data and Software Products                            34,992             17,538             25,459
    IT Management                                         58,685             69,442             43,140
    Corporate and other                                    3,512              2,569                899
                                                 -----------------  -----------------  -----------------
        Depreciation and amortization               $    154,902       $    123,394       $    120,793
                                                 =================  =================  =================

                                                       2003               2002
                                                 -----------------  -----------------
Total assets:
    Services                                        $    514,510       $    534,952
    Data and Software Products                           132,198            110,750
    IT Management                                        438,472            463,805
    Corporate and other                                    8,066             47,327
                                                 -----------------  -----------------
        Total assets                                 $ 1,093,246        $ 1,156,834
                                                 =================  =================

20.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The tables below sets forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

                                First quarter           Second quarter           Third quarter           Fourth quarter
                                ended June 30,       ended September 30,      ended December 31,      ended March 31, 2003
                                     2002                    2002                    2002
                              -------------------    ---------------------    --------------------    ---------------------

  Revenue                         $  225,406                 $235,396               $257,961                  $239,459
  Income (loss) from
    operations                        21,688                   27,635                 31,737                   (25,985)
  Net (loss) earnings                 10,455                   15,526                 19,537                   (23,751)
  Basic earnings (loss) per
    share                               0.12                    0.18                    0.22                    (0.27)
  Diluted earnings (loss)
    per share                           0.12                    0.17                    0.20                    (0.27)
                              ===================    =====================    ====================    =====================

                                First quarter           Second quarter           Third quarter           Fourth quarter
                                ended June 30,       ended September 30,      ended December 31,      ended March 31, 2002
                                     2001                    2001                    2001
                              -------------------    ---------------------    --------------------    ---------------------

  Revenue                          $  205,038              $  215,204              $  220,543               $  225,325
  Income (loss) from
    operations                        (92,776)                 19,961                  26,698                   27,398
  Extraordinary item                        -                       -                       -                   (1,271)
  Net earnings (loss)                 (63,639)                  7,029                  11,278                   13,368
  Basic earnings (loss) per
    share:
      Earning (loss) before
         extraordinary item             (0.71)                  0.08                    0.13                     0.17
      Extraordinary item                    -                      -                       -                    (0.02)
      Net earnings (loss)               (0.71)                  0.08                    0.13                     0.15
  Diluted earnings (loss)
    per share:
      Earning (loss) before
         extraordinary item             (0.71)                  0.08                    0.13                     0.16
      Extraordinary item                    -                      -                       -                    (0.01)
      Net earnings (loss)               (0.71)                  0.08                    0.13                     0.15
                              ===================    =====================    ====================    =====================

