Form 10-Q
period 2003-06-30
ACXIOM CORP
filed 2003-08-11
CIK 733269

                                          SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                                                     Yes X No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 4, 2003 was
85,350,563.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                                       INDEX
                                                REPORT ON FORM 10-Q
                                                   JUNE 30, 2003

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31,
                      2003 (Unaudited)                                                              3

                 Condensed Consolidated Statements of Earnings for the Three Months Ended
                      June 30, 2003 and 2002 (Unaudited)                                            4

                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                      June 30, 2003 and 2002 (Unaudited)                                            5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                                                  6 - 15

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           16 - 32

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk
                                                                                                    33

             Item 4.  Controls and Procedures                                                       34

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             35

             Item 6.  Exhibits and Reports on Form 8-K                                              35

        Signature                                                                                   36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           ACXIOM CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                  (Dollars in thousands)

                                                                               June 30,                    March 31,
                                                                                 2003                         2003
                                                                          --------------------        ---------------------
                               Assets
Current assets:
  Cash and cash equivalents                                              $              4,862        $               5,491
  Trade accounts receivable, net                                                      184,122                      189,704
  Deferred income taxes                                                                46,056                       46,056

  Refundable income taxes                                                                 921                        2,576
  Other current assets                                                                 45,224                       45,288
                                                                          --------------------        ---------------------
     Total current assets                                                             281,185                      289,115

Property and equipment, net of accumulated depreciation and
    amortization                                                                      215,396                      208,306
Software, net of accumulated amortization                                              64,125                       63,095
Goodwill                                                                              221,522                      221,184
Purchased software licenses, net of accumulated amortization                          165,770                      161,432
Unbilled and notes receivable, excluding current portions                              17,472                       20,249
Deferred costs, net of accumulated amortization                                       122,848                      108,444
Other assets, net                                                                      23,840                       21,421
                                                                          --------------------        ---------------------
                                                                         $          1,112,158        $           1,093,246
                                                                          ====================        =====================

                Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                               39,420                       29,491
  Trade accounts payable                                                               38,108                       28,760
  Accrued expenses:
    Restructuring                                                                         445                          584
    Payroll                                                                            16,779                       14,234
    Other                                                                              37,601                       38,689
  Deferred revenue                                                                     54,519                       59,907
                                                                          --------------------        ---------------------
    Total current liabilities                                                         186,872                      171,665
                                                                          --------------------        ---------------------
Long-term obligations:
  Long-term debt and capital leases, net of current installments                      257,448                      233,843
  Software and data licenses, net of current installments                              60,901                       55,834
                                                                          --------------------        ---------------------
                                                                                      318,349                      289,677
                                                                          --------------------        ---------------------
Deferred income taxes                                                                  62,606                       69,348

Commitments and contingencies (note 12)

Stockholders' equity:
  Common stock                                                                          9,037                        9,015
  Additional paid-in capital                                                          336,393                      333,715
  Retained earnings                                                                   264,821                      253,558
  Accumulated other comprehensive loss                                                   (584)                      (2,911)
  Treasury stock, at cost                                                             (65,336)                     (30,821)
                                                                          --------------------        ---------------------
  Total stockholders' equity                                                          544,331                      562,556
                                                                          --------------------        ---------------------
                                                                         $          1,112,158        $           1,093,246
                                                                          ====================        =====================

See accompanying notes to condensed consolidated financial statements.

                                          ACXIOM CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (Unaudited)
                                   (Dollars in thousands, except per share amounts)

                                                                                 For the Three Months Ended
                                                                                          June 30,

                                                                                  2003                      2002
                                                                          -------------------       -------------------

Revenue                                                                  $            236,682      $            225,406

Operating costs and expenses:
    Salaries and benefits                                                              88,747                    74,792
    Computer, communications and other equipment                                       66,286                    63,026
    Data costs                                                                         30,247                    28,944
    Other operating costs and expenses                                                 41,176                    37,413
    Gains, losses and nonrecurring items, net                                          (1,008)                     (457)
                                                                          -------------------       -------------------
        Total operating costs and expenses                                            225,448                   203,718
                                                                          -------------------       -------------------
Income from operations                                                                 11,234                    21,688
                                                                          -------------------       -------------------
Other income (expense):
    Interest expense                                                                   (4,765)                   (5,327)
    Other, net                                                                            765                        (9)
                                                                          -------------------       -------------------
                                                                                       (4,000)                   (5,336)
                                                                          -------------------       -------------------
Earnings before income taxes                                                            7,234                    16,352

Income taxes                                                                           (4,029)                    5,887
                                                                          -------------------       -------------------
        Net earnings                                                     $             11,263      $             10,465
                                                                          ===================       ===================
Earnings per share:

    Basic                                                                $               0.13      $               0.12
                                                                          ===================       ===================
    Diluted                                                              $               0.13      $               0.12
                                                                          ===================       ===================

See accompanying notes to condensed consolidated financial statements.

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                   (Dollars in thousands)

                                                                                      For the Three Months Ended
                                                                                               June 30,

                                                                                  2003                           2002
                                                                           --------------------           -------------------

Cash flows from operating activities:

    Net earnings                                                          $             11,263           $            10,465
    Adjustments to reconcile net earnings to net cash provided by operations:
            Depreciation and amortization                                               33,896                        28,174
            Gain on disposal or impairment of assets, net                               (1,008)                            -
            Deferred income taxes                                                       (6,742)                        7,552
            Changes in operating assets and liabilities:
                Accounts receivable                                                      6,009                            85
                Other assets                                                             2,061                        34,079
                Accounts payable and other liabilities                                   2,785                       (19,546)
                Restructuring and impairment costs                                        (139)                         (566)
                                                                           --------------------           -------------------
                    Net cash provided by operating activities                           48,125                        60,243
                                                                           --------------------           -------------------

Cash flows from investing activities:
    Proceeds received from the disposition of operations                                 7,684                             -
    Proceeds received from the disposition of assets                                       506                            45
    Payments received from investments                                                   1,201                             -
    Capitalized software development costs                                              (6,335)                       (8,652)
    Capital expenditures                                                                (1,588)                       (1,916)
    Deferral of costs                                                                   (6,026)                       (3,240)
    Investments in joint ventures and other investments                                 (5,000)                       (1,052)
    Net cash paid in acquisitions                                                            -                          (772)
                                                                           --------------------           -------------------
                    Net cash used by investing activities                               (9,558)                      (15,587)
                                                                           --------------------           -------------------
Cash flows from financing activities:
    Proceeds from debt                                                                  53,187                        73,707
    Payments of debt                                                                   (60,655)                     (127,972)
    Sale of common stock                                                                 2,850                         6,168
    Acquisition of treasury stock                                                      (34,665)                            -
                                                                           --------------------           -------------------
                    Net cash used by financing activities                              (39,283)                      (48,097)
                                                                           --------------------           -------------------
Effect of exchange rate changes on cash                                                     87                            44
                                                                           --------------------           -------------------
Net decrease in cash and cash equivalents                                                 (629)                       (3,397)
Cash and cash equivalents at beginning of period                                         5,491                         5,676
                                                                           --------------------           -------------------
Cash and cash equivalents at end of period                                $              4,862           $             2,279
                                                                           ====================           ===================
Supplemental cash flow information:
    Cash paid (received) during the period for:
        Interest                                                          $              3,508           $             6,702
        Income taxes                                                                       977                       (39,906)
    Noncash investing and financing activities:
        Acquisition of land in exchange for debt                                         2,698                             -
        Acquisition of data under long-term obligation                                  18,340                             -
        Enterprise software licenses acquired under software obligation                  8,221                         2,828
        Acquisition of property and equipment under capital lease                       16,803                         2,310

See accompanying notes to condensed consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant",
     "Acxiom" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and
     Exchange Commission ("SEC" or "the Commission").  In the opinion of the Registrant's management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 20 of the Notes to Consolidated Financial Statements filed as a part of Item 14 of the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 2003 ("2003
     Annual Report"), as filed with the Commission on June 9, 2003. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2003 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2004.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United
     States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof.  A discussion of the Company's significant accounting principles and the application thereof is included in note 1 and in Item 7, Management's Discussion and
     Analysis of Financial Condition and Results of Operations, to the Company's 2003 Annual Report.

     During the quarter ended June 30, 2003, in conjunction with an amendment of one of its purchased software license agreements, the Company evaluated the remaining useful lives of certain of its purchased software licenses.  Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations.  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  As a result of this review, the estimated remaining useful life of one of these licenses was extended from eight years to ten years and the estimated remaining useful life of another license was extended from four years to eight years.  At the same time, the Company also adjusted its units-of-production estimates for future years.  As a result of these changes, amortization expense for these two licenses for the quarter ended June 30, 2003 was reduced from what it would have been without these changes, although it was approximately the same as the first quarter in the prior year.  The effect of the amendment, the changes in useful lives, and the changes in estimated units-of-production in the current quarter was to increase earnings before income taxes by $1.1 million, increase net earnings by $0.7 million, and increase both basic and diluted earnings per share by $0.01.

     Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue
     Recognition in Financial Statements."  For the quarters ended June 30, 2003 and 2002, the Company recognized approximately $2.0 million and $4.2 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.

     Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings as previously reported.

2.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

     Restructuring and Impairment Charges
     On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") for significant cost-reduction efforts, including workforce reductions, the sale and leaseback of a significant amount of its computer equipment, and certain other restructuring activities, asset impairments and other adjustments and accruals totaling $45.3 million.  The charges recorded by the Company included a loss on the sale-leaseback transaction of $31.2 million; $8.3 million in associate-related reserves; $3.6 million for lease and contract termination costs and $2.2 million for abandoned or impaired assets and transaction costs.

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

     The following table shows the balances related to the Restructuring Plan and to Wards that were included in the restructuring and impairment accruals as of March 31, 2003 and the changes in those balances during the three months ended June 30, 2003 (dollars in thousands):

                                                 March 31,                                 June 30,
                                                   2003               Payments               2003
                                             ------------------    ---------------    -------------------
                  Associate-related
                       reserves                  $  16                   $ (16)       $         --
                  Ongoing contract costs
                                                   314                    (123)                191
                  Other accruals                   254                      --                 254
                                             ------------------    ---------------    -------------------
                                                 $ 584                   $(139)              $ 445
                                             ==================    ===============    ===================

     The remaining accruals will be paid out over periods ranging up to two years.

3.   ACQUISITIONS AND INVESTMENTS

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
     At June 30, 2003, the $2.4 million escrowed cash is included in cash and cash equivalents on the condensed consolidated balance sheet.  The amount of contingent consideration, if any, payable by the Company to the sellers will be determined during the second quarter of the Company's current fiscal year.  The results of operations of Toplander are included in the Company's consolidated results from the date of acquisition.
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

                                                 Australian JV              AISS                Toplander
                                              -------------------    -----------------    ---------------------
        Assets acquired:
            Cash                                 $     592             $        --          $        --
            Goodwill                                 6,995                  32,438                4,512
            Other current and noncurrent
                assets                               2,575                   3,513                1,334
                                              -------------------    -----------------    ---------------------
                                                    10,162                  35,951                5,846
        Accounts payable and accrued
            expenses assumed                         1,077                   1,096                  246
                                              -------------------    -----------------    ---------------------
        Net assets acquired                          9,085                  34,855                5,600
            Less:
                Cash acquired                          592                      --                   --
                Common stock issued
                                                        --                  10,525                   --
                Warrants issued for the
                     purchase of common
                     stock                              --                  14,097                   --
                Previous investment in
                     Australian JV                   6,357                      --                   --
                Note payable                         1,364                   2,500                   --
                                              -------------------    -----------------    ---------------------
        Net cash paid                            $     772               $   7,733            $   5,600
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

     During the quarter ended June 30, 2003, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due May 2007.  The balance of the ownership investment is included in other assets, net in the accompanying condensed consolidated balance sheet as of June 30, 2003.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments for which the Company was previously contingently liable was $6.8 million as of March 31, 2003.

4.   DIVESTITURES

     On June 27,  2003,  the Company sold its Los Angeles  outsourcing  data center  operation  for $6.7 million in cash.  In  connection  with the sale,  the  Company  accrued  $1.3  million in other  accrued  expenses on the accompanying  condensed  consolidated  balance sheet for its estimated liability on a building lease which was not  assumed  by the  buyer and wrote  off $1.2  million  of  goodwill.  The  Company  recorded  a gain on the disposal  of $1.0  million,  net of the lease  accrual  and  goodwill  write-off,  which is included in gains, losses and  nonrecurring  items,  net for the  quarter  ended June 30,  2003.  This  operation  accounted  for approximately $20 million in revenue in fiscal 2003, with no material impact on net earnings.

     In addition to the above sale,  the Company  also  received a payment of $1.0  million on its note  receivable from  the sale of the DMI  business  unit  sold in a prior  fiscal  year.  As a result  of this  payment,  the balance of the DMI note  receivable,  net of credits  which the Company has agreed to provide to DMI in future periods, has been reduced to $12.7 million, payable over the next five years.

     During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its United Kingdom operations located in Spain and Portugal. During the quarter ended June 30,
     2002, the Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.  Effective July 31, 2002, the Company sold its print shop business located in
     Chatsworth, California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million.  At June 30, 2003 and March 31, 2003, notes receivable relating to these transactions of $5.1 million and $5.3 million, respectively, are included in the accompanying consolidated financial statements.  The Company recorded a gain associated with the disposition in Spain of $0.5 million during the quarter ended June 30, 2002, including the write-off of $0.1 million of goodwill.

5.   OTHER CURRENT AND NONCURRENT ASSETS

     Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $19.8 million and $21.9 million at June 30, 2003 and March 31, 2003, respectively. The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                                   June 30,            March 31,
                                                                                     2003                 2003
                                                                             ------------------     ---------------
     Investments in joint ventures and other investments, net of
        unrealized gain or loss on available-for-sale marketable securities         $ 17,643             $ 13,463
     Other, net                                                                        6,197                7,958
                                                                             ------------------     ---------------
                                                                                    $ 23,840             $ 21,421
                                                                             ==================     ===============

6.   GOODWILL

     The changes in the carrying amount of goodwill, by business segment, for the three months ended June 30,
     2003, are as follows (dollars in thousands):

                                                              Data and
                                                              Software           IT Management
                                           Services           Products                                    Total
                                         -------------    -----------------    ------------------    ----------------
Balances at March 31, 2003                $  139,981              $6,045             $  75,158          $  221,184
Divestitures                                      --                  --                (1,234)             (1,234)
Foreign currency translation adjustment        1,572                  --                    --               1,572
                                         -------------    -----------------    ------------------    ----------------
Balances at June 30, 2003                  $ 141,553              $6,045             $  73,924          $  221,522
                                         =============    =================    ==================    ================

7.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (dollars in thousands):

                                                                                   June 30, 2003            March 31, 2003
                                                                                ----------------------   -------------------
Convertible subordinated notes due 2009; interest at 3.75%                            $ 175,000             $ 175,000

Revolving credit agreement                                                               42,673                28,799

Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at approximately 8%; remaining terms up to
      fifteen years                                                                      45,223                32,753

Other debt and long-term liabilities                                                     11,393                10,278
                                                                                ----------------------   -------------------
       Total long-term debt and capital leases                                          274,289               246,830

Less current installments                                                                16,841                12,987
                                                                                ----------------------   -------------------

       Long-term debt and capital leases, excluding current installments              $ 257,448             $ 233,843

                                                                                ======================   ===================

Software license liabilities payable over terms up to seven years; effective
interest rates at approximately 6%                                                    $  71,920             $ 72,338

Long-term data license agreement, due over two years; interest at 6%                     11,560                   --
                                                                                ----------------------   -------------------
       Total license liabilities                                                         83,480               72,338

Less current installments                                                                22,579               16,504
                                                                                ----------------------   -------------------
       License liabilities, excluding current installments                            $  60,901             $ 55,834
                                                                                ======================   ===================

     The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $150 million.  Any borrowings under this facility will bear interest at LIBOR plus 1.50%, or at an alternative base rate or at the Federal funds rate plus 2.00%, depending upon the type of borrowing, are secured by substantially all of the Company's assets and are due July 2006.  At June 30, 2003, the average interest rate under this credit facility was approximately 2.8% per annum.  Outstanding letters of credit at June 30, 2003 and March 31, 2003, were $11.2 million and $10.8 million, respectively.

     Under the terms of some of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30,
     2003, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after June 30, 2004 as long-term in the accompanying condensed consolidated financial statements.

     During the quarter, the Company completed a long-term data license agreement with Trans Union, a related party.  The related data asset of $18.3 million is recorded in deferred costs on the accompanying condensed consolidated balance sheet.  This data will be used in the Company's products.

8.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings
     (loss) per share (in thousands, except per share amounts):

                                                                       For the quarter ended
                                                                             June 30,
                                                                       2003               2002
                                                                 ----------------   ---------------
                          Basic earnings per share:
                               Numerator - net earnings              $  11,263          $ 10,465
                               Denominator - weighted-average
                                   shares outstanding                   86,442            87,781
                                                                 ----------------   ---------------
                                       Basic earnings per share
                                                                     $    0.13          $   0.12
                                                                 ================   ===============
                          Diluted earnings per share:
                               Numerator:
                                   Net earnings                       $ 11,263           $10,465
                                   Interest expense on
                                       convertible debt (net of
                                       tax benefit)                      1,026             1,050
                                                                 ----------------   ---------------
                                                                      $ 12,289           $11,515
                                                                 ----------------   ---------------
                               Denominator:
                                   Weighted-average shares
                                       outstanding                      86,442            87,781
                                   Dilutive effect of common
                                       stock options and
                                       warrants, as computed
                                       under the treasury stock
                                       method                            1,603             2,468
                                   Dilutive effect of
                                       convertible debt, as
                                       computed under the
                                       if-converted method               9,589             9,589
                                                                 ----------------   ---------------
                                                                        97,634            99,838
                                                                 ----------------   ---------------
                                       Diluted earnings per
                                            share                       $ 0.13            $ 0.12
                                                                 ================   ===============

     At June 30, 2003, the Company had options and warrants outstanding providing for the purchase of approximately 21.5 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                           For the quarter ended
                                                                 June 30,
                                                         2003                   2002
                                                 -------------------     ------------------
                          Excluded number of
                              shares under
                              options and
                              warrants                  13,607                  9,563

                          Range of exercise
                              prices                $14.82 - 62.06         $17.49 - 62.06
                                                 ===================     ==================

     The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized by the Company in the accompanying condensed consolidated statements of earnings for any of the fixed stock options granted.  Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial
     Accounting Standards ("SFAS") No. 123, as amended by SFAS No. 148, the Company's net earnings would have been reduced to the following pro forma amounts for the periods indicated (dollars in thousands, except per share amounts):

                                                      For the quarter ended
                                                            June 30,
                                                     2003              2002
                                                 --------------    --------------
        Net earnings, as reported                  $ 11,263          $ 10,465

        Less: stock-based employee
             compensation expense under
             fair value based method, net
             of income tax benefit                    2,976             2,647
                                                 --------------    --------------
        Pro forma net earnings                     $  8,287         $   7,818
                                                 ==============    ==============

        Earnings per share:

              Basic - as reported                  $   0.13          $   0.12
                                                 ==============    ==============
              Basic - pro forma                    $   0.10          $   0.09
                                                 ==============    ==============
              Diluted - as reported                $   0.13          $   0.12
                                                 ==============    ==============
              Diluted - pro forma                  $   0.09          $   0.09
                                                 ==============    ==============

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

     The per share weighted average fair value of stock options granted during the quarter ended June 30, 2003 was $9.62 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rate of 3.61%; expected option life of ten years; and expected volatility of 55%.

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of
     $5.0 million and $6.7 million, respectively, at June 30, 2003 and at March 31, 2003.  The decrease in the allowance account was due to the write-off of accounts receivable which had previously been included in the allowance account.

10.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                                      For the quarter ended
                                                                            June 30,
                                                                    2003               2002
                                                                ---------------  -----------------
                          Revenue:
                               Services                           $ 175,692        $ 169,369
                               Data and Software Products            41,155           38,372
                               IT Management                         61,945           56,461
                               Intercompany eliminations            (42,110)         (38,796)
                                                                ---------------  -----------------
                                                                  $ 236,682        $ 225,406
                                                                ===============  =================

                          Income (loss) from operations:
                               Services                           $   9,768        $  20,962
                               Data and Software Products             3,607            2,670
                               IT Management                          1,524            1,072
                               Intercompany eliminations             (3,909)          (3,025)
                               Corporate and other                      244                9
                                                                ---------------  -----------------
                                                                    $ 11,234         $ 21,688
                                                                ===============  =================

11.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized gains and losses, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $0.6 million and $2.9 million at June 30, 2003
     and March 31, 2003, respectively.   Total comprehensive income was $13.6 million and $12.2 million, respectively, for the quarters ended June 30, 2003 and 2002.

12.  COMMITMENTS AND CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

     The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and an aircraft ("Leased Assets"), which provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements.  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of the aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  Monthly payments under these synthetic lease facilities are approximately $2.7 million.  At June 30, 2003, the total amount drawn under these synthetic lease operating lease facilities was $185.4 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $68.1 million.  The Company has made aggregate payments of $127.5 million through June 30, 2003, and has a remaining commitment under these synthetic operating lease facilities of $36.0 million over the next eight years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased
     Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $25.4 million at June 30,
     2003.

     The Company also has an aircraft leased from a business partially owned by an officer of the Company.
     Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $4.1 million at June 30, 2003.

     In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third party indebtedness is collateralized by various pieces of real property.  At June 30, 2003, the Company's maximum potential of future payments under these guarantees of third party indebtedness was $5.6 million.

     At both June 30, 2003 and March 31, 2003, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

13.  RECENT DEVELOPMENTS

     In early August 2003 management determined that Acxiom had experienced an unlawful security breach of its file transfer protocol ("FTP") server. Beginning on August 7, 2003 there have been reports in the news media concerning this incident.  Unauthorized access to certain files occurred as a result of information being
     exchanged between Acxiom and a number of clients via the FTP server.   Acxiom was among several companies
     whose security was breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients.  Acxiom is fully cooperating with the investigation, which involves multiple law enforcement agencies.

     Only FTP files on a server located outside of the Acxiom firewall were compromised, and not all FTP files nor all clients were affected.  No internal systems or databases were accessed and there was no breach that penetrated the Acxiom security firewall.  There is no evidence that the files were used or forwarded to other parties.  Based on the facts known to management, the Company does not expect any material adverse effect from this incident.

     Acxiom has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  Based on this incident, however, management plans to be even more aggressive in the future to secure the Company's systems.  The Company has begun an additional comprehensive review of its systems and procedures to guard against similar incidents in the future.

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

The Company manages its operations through three operating segments: Services, Data and Software Products, and IT
Management.  The Services segment, the Company's largest segment, provides data warehousing, list processing and consulting services to large corporations in a number of vertical industries.  The Data and Software Products segment provides data content and software primarily in support of the direct marketing activities of clients in the Services segment.  The IT Management segment reflects outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal quarter are identified below.

    *   Revenue increased 5% over the previous year to $236.7 million;
    *   Diluted earnings per share were $0.13, compared to $0.12 per share in the same quarter a year ago;
        earnings in the current quarter benefited from an income tax adjustment of $6.7 million;
    *   The Company reported operating cash flow of $48.1 million and free cash flow (as defined under "Capital
        Resources and Liquidity" below) of $34.7 million;
    *   New contracts signed during the quarter are expected to contribute annual revenue of $16 million and contract renewals are expected to generate $32 million in annual revenue;
    *   The Company purchased $34.7 million of treasury stock during the quarter.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2003.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes included in Item 1 of this report.

Results of Operations

A summary of selected financial information for the quarters ended June 30, 2003 and 2002 is presented below
(dollars in millions, except per share amounts):

                                                        For the quarter ended
                                                               June 30,
                                                                                     %
                                                     2003           2002          Change
                                                  ----------    ------------    -----------

                   Revenue                         $  236.7       $  225.4         + 5%
                   Operating costs and expenses       225.5          203.7         +11
                   Income from operations              11.2           21.7         -48
                   Diluted earnings per share           0.13           0.12        + 8

Revenues
For the quarter ended June 30, 2003, the Company's revenue was $236.7 million, compared to revenue of
$225.4 million in the same quarter in the prior year, reflecting an increase of $11.3 million, or 5%.
This increase is primarily attributable to an increase in revenue from clients in the financial services industry of approximately $9.5 million (or approximately 12%), and an increase of $4.7 million in revenue from the AISS acquisition completed in the prior year, offset by decreases in other areas.  New contracts signed during the current quarter are expected to contribute annual revenue of $16 million and contract renewals are expected to generate $32 million in annual revenue.

Approximately 80% of the Company's consolidated revenue in both fiscal 2003 and 2004 is from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company.  These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client's revenue.  However, this does not mean that all revenue from such contracts is necessarily "fixed"
or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.

The table below shows the Company's revenue by business segment for the quarters ended June 30, 2003 and 2002
(dollars in millions).

                                                        For the quarter ended
                                                               June 30,
                                                                                 %
                                                 2003           2002          Change
                                              ----------    ------------    -----------

                   Services                    $  175.7       $  169.4         +  4%
                   Data and Software Products      41.2           38.4         +  7
                   IT Management                   61.9           56.4         + 10
                   Intercompany eliminations      (42.1)         (38.8)        +  9
                                              ----------    ------------    -----------
                                                $ 236.7       $  225.4         +  5%
                                              ==========    ============    ===========

Services segment revenue for the quarter increased $6.3 million over the prior year.  This increase in revenue reflects an increase in revenue from clients in the financial services industry of approximately $9.5 million and an increase of $4.7 million in revenue from the AISS acquisition completed in the prior year, offset by decreases in other areas, including the retail and technology industries and mid-tier data customers.  The increase in financial services industry revenue includes equipment sales of $4.6 million.

Data and Software Products segment revenue during the quarter increased $2.8 million over the same quarter in the prior year.  Data products revenue was flat compared to the prior year with increases in analytical products being offset by lower list sales, with increases in software products accounting for the growth.

IT Management segment revenue increased $5.5 million over the same quarter a year ago.  The increase in segment revenue is primarily attributable to an increase in revenue under the data center management agreement with Trans
Union which was amended effective October 1, 2002 to encompass Trans Union's client/server, network, and communications infrastructure.

Certain revenue, including all data and software product revenue and certain IT management revenue, is reported both as revenue in the segment which owns the client relationship (primarily the Services segment) as well as the segment which owns the product development, maintenance, sales support, etc.  These duplicate revenues, which are eliminated in consolidation, increased $3.3 million in the current quarter.  The increase in the intercompany elimination in 2003 primarily reflects increases in data and software product revenue, as discussed above, recorded through the Services segment.

                                                                18
Operating Expenses
The following table presents operating expenses for the quarters ended June 30, 2003 and 2002 (dollars in millions):

                                                                For the quarter ended
                                                                      June 30,
                                                                                        %
                                                         2003            2002        Change
                                                      ----------     -----------    ---------

                       Salaries and benefits          $    88.7      $    74.8       + 19%
                       Computer, communications and
                           other equipment                 66.3           63.0       +  5
                       Data costs                          30.2           28.9       +  4
                       Other operating costs and
                           expenses                        41.2           37.4       + 10
                       Gains, losses and
                           non-recurring items, net        (1.0)          (0.4)      +121
                                                      ----------     -----------    ----------
                                                       $  225.4       $  203.7       + 11%
                                                      ==========     ===========    ==========

Salaries and benefits for the Company increased $14.0 million compared to the same quarter in the prior year.
The increase reflects the impact of an accrual for incentive compensation of approximately $5 million in the current quarter, an increase of $1.2 million as a result of the AISS acquisition, and the impact of reinstatement during the prior fiscal year of previously imposed salary reductions.  The Company plans to accrue 25% of its estimated $20 million annual incentive compensation each quarter, based on management's expectation of meeting its full year financial targets.  Quarterly and annual payments of the incentive compensation are determined based on achievement of financial targets, including meeting earnings per share goals.  The Company currently expects to owe the entire $20 million; however, a substantial portion will not be paid until the end of the fiscal year, assuming all targets are met.  Total headcount as of June 30, 2003 was 4,991, compared to 5,076 at
June 30, 2002, reflecting continued efficiencies.

Computer, communications and other equipment costs increased $3.3 million in the current quarter as compared to the same quarter a year ago.  The increase reflects higher software amortization on purchased and internally developed computer software of $1.6 million, together with increased costs related to new outsourcing business.
As discussed in note 1 to the accompanying condensed consolidated financial statements, the Company extended the remaining estimated useful lives of two large purchased software licenses, amended one software license agreement, and changed its units-of-production estimates for future years.  The result of these changes was to reduce amortization expense by $1.1 million from what it would have been without these changes.

Data costs for the quarter increased $1.3 million over the comparable quarter in the prior year.  Data costs are primarily comprised of the cost of data to support the Allstate Insurance Company ("Allstate") contract, as well as fixed and royalty-based data that are used in the Company's InfoBase products.  The increase for the current quarter is primarily due to higher costs related to the Allstate contract.

Other operating costs and expenses increased $3.8 million in the current quarter as compared to a year ago, primarily due to costs related to equipment sales of $3.7 million.

Gains, losses and nonrecurring items of $1.0 million for the quarter ended June 30, 2003 consisted of the gain on disposal of the Company's Los Angeles outsourcing data center operation.  The $0.4 million for the quarter ended
June 30, 2002 consisted of net gains from the sale of the Company's Spanish operations.

As a result of the factors noted above, income from operations declined from $21.7 million in the quarter ended
June 30, 2002 to $11.2 million in the quarter ended June 30, 2003, a decrease of 48%.  Income from operations for the Services segment was $9.8 million in the current quarter compared to $21.0 million in the prior year's first quarter.  The reasons for the decrease in the Services segment are generally the same as for the Company as a whole.

Other Income (Expense), Income Taxes and Other Items
Interest expense of $4.8 million for the quarter is lower than the previous year due to lower interest rates and lower debt levels.  The Company's weighted-average interest rate on long-term debt was 4.8% at both June 30, 2003 and March 31, 2003.

Other, net for the current fiscal quarter primarily consists of interest income on notes receivable of $0.6 million.  Other, net in the prior year included $1.3 million of interest income, primarily offset by equity pickup of losses on joint ventures.

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

The Company recorded an income tax benefit of $6.7 million in the quarter ended June 30, 2003 as a result of an audit by the Internal Revenue Service.  The Company had previously accrued deferred taxes related to certain deductions and tax positions taken on its return for the 1999 fiscal year in connection with its May & Speh acquisition.  Excluding the deferred tax benefit, the Company's tax rate for the quarter was 37.5%, which is the
Company's estimate for the tax rate for the full fiscal year.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2003 totaled $94.3 million compared to $117.5 million at March 31, 2003.  This decline is primarily the result of a decline in accounts receivable and an increase in accounts payable and the current portion of long-term obligations.  Cash provided by operating activities was $48.1 million in the current quarter, as compared to $60.2 million for the same period in the prior year.  Net changes in operating assets and liabilities increased operating cash flow by $10.7 million in the current quarter and $14.1 million in the prior year.  The prior year quarter included approximately $40 million of refunds of federal income taxes received in
June 2002.  Depreciation and amortization of $33.9 million in the current quarter increased 20% over the same quarter in the prior year.

Accounts receivable days sales outstanding ("DSO") was 71 days at both June 30, 2003 and March 31, 2003 and is calculated as follows (dollars in thousands):

                                                              June 30,        March 31,
                                                                2003            2003
                                                           --------------  ---------------
    Numerator - trade accounts receivable, net               $ 184,122       $ 189,704
    Denominator:
       Quarter revenue                                         236,682         239,459
       Number of days in quarter                                    91              90
                                                           --------------  ---------------
           Average daily revenue                               $ 2,601         $ 2,661
                                                           --------------  ---------------
    Days sales outstanding                                          71              71
                                                           ==============  ===============

Investing activities used $9.6 million in the quarter ended June 30, 2003, compared to $15.6 million in the prior year's first quarter.  Investing activities in the current period included capitalized software development costs of $6.3 million, compared to $8.7 million in the prior year.  Capital expenditures were $1.6 million in the current quarter, compared to $1.9 million in the prior year. Cost deferrals were $6.0 million in the current quarter, compared to $3.2 million in the prior year.  Investing activities in the current quarter also included
$5.0 million related to the Company's investment in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the
Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due in May 2007.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments that the Company was contingently liable for was $6.8 million as of March 31, 2003.
Investing activities also included the receipt of $7.7 million of proceeds from the disposition of operations, which included $6.7 million related to the sale of the Company's Los Angeles outsourcing data center operation and $1.0 million in collections on a note from the sale of the DMI operation in a prior year.  Investing activities for the quarter also included $1.2 million in cash received from the Company's health care joint venture, which has been liquidated.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.
Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($17.6 million at June 30, 2003).  In the event that declines in the value of its investments occur and continue, the Company may be required to record temporary and/or "other than temporary" impairment charges of its investments.

The Company has generated free cash flows of $34.7 million in the quarter ended June 30, 2003 and $46.5 million for the quarter ended June 30, 2002, as shown below (in thousands):

                                                              June 30,       June 30,
                                                                2003           2002
                                                           --------------  ---------------
    Cash provided by operating activities                     $ 48,125       $ 60,243

    Proceeds from the disposition of assets                        506            45
    Capitalized software development costs                      (6,335)        (8,652)
    Capital expenditures                                        (1,588)        (1,916)
    Deferral of costs                                           (6,026)        (3,240)
                                                           --------------  ---------------
       Free cash flow                                         $ 34,682       $ 46,480
                                                           ==============  ===============

Free cash flow is a non-generally accepted accounting principle ("GAAP") financial measure.  A non-GAAP financial measure is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's consolidated financial statements.  Free cash flow is defined as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, management nevertheless believes that it provides investors with a useful alternative measure of operating performance by allowing an assessment of the amount of cash available for general corporate and strategic purposes after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.  The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

Financing activities in the current fiscal quarter used $39.3 million, primarily as a result of the purchase of
2.5 million shares of common stock for an aggregate purchase price of $34.7 million.  The remainder of the financing activities during the quarter relate to net repayments of debt and the sale of common stock through stock options and the employee stock purchase plan.

The Company has also incurred long-term obligations through non-cash investing and financing activities during the quarter ended June 30, 2003 of $2.7 million for the acquisition of land, $18.3 million for the acquisition of data to be used in the Company's products, $8.2 million for the acquisition of enterprise software, and $16.8 million for the acquisition of property and equipment to under capital leases to service customers.  Using capital leases and long-term license arrangements allows the Company to better match cash outflows with the resulting customer cash inflows.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions and for potential payments of dividends.  The
Company has never paid cash dividends on its common stock, but may do so in the future.

Credit and Debt Facilities
The Company had available credit lines of $150 million of which $42.7 million was outstanding at June 30, 2003 compared to $28.8 million outstanding at March 31, 2003. The Company's debt-to-capital ratio, as calculated below, was 37% at June 30, 2003 compared to 34% at March 31, 2003 (dollars in thousands).

                                                              June 30, 2003        March 31, 2003
                                                             ----------------      ----------------
    Numerator - long-term obligations                              $ 318,349             $ 289,677
                                                             ----------------      ----------------
    Denominator:
         Long-term obligations                                       318,349               289,677
         Stockholders' equity                                        544,331               562,556
                                                             ----------------      ----------------
                                                                   $ 862,680             $ 852,233
                                                             ----------------      ----------------
    Debt-to-capital ratio                                               37%                  34%
                                                             ================      ================

The increase is largely due to increases in long-term obligations as a result of the increase in the revolving credit and additional long-term obligations entered into during the quarter.  Included in long-term obligations for both periods presented above are the Company's 3.75% convertible notes ("3.75% Notes") in the amount of $175 million, as discussed below.  The conversion price for the 3.75% Notes is $18.25 per share.  If the Company's common stock price increases above the conversion price, the 3.75% Notes may be converted to equity.

Off-Balance Sheet Items
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and an aircraft ("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  These synthetic lease arrangements provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements and better match inflows of cash from client contracts to outflows related to lease payments.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $25.4 million at June 30, 2003.

As of June 30, 2003, the total amount drawn under these synthetic operating lease facilities was $185.4 million and the remaining capacity for additional funding (for computer equipment and furniture only) was $68.1 million.

The Company has made aggregate payments of $127.5 million related to these operating lease facilities through
June 30, 2003.

The Company has recently begun construction of a new office building and data center in Phoenix, Arizona.  Total construction costs of this facility are expected to be approximately $15 to $20 million and construction is expected to be completed in fiscal 2005.  The Company also plans to begin construction on an additional data center in Little Rock, Arkansas later this fiscal year, which is expected to be completed in late fiscal 2005.
Total construction cost of this facility is expected to be $10 to $15 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the
Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at June 30, 2003 was $5.6 million.

The Company was previously contingently obligated under certain leases that have been assumed by other parties.
The total future lease payments for which the Company was contingently liable was $6.8 million at March 31,
2003.  During the quarter ended June 30, 2003, in conjunction with its investment in Battleaxe, LLC as discussed above, the Company was released from this contingent liability.

At both June 30, 2003 and March 31, 2003, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $11.2 million at June 30, 2003 and $10.8 million at March 31, 2003.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at June 30, 2003
(dollars in thousands).  The column for 2004 represents the nine months ending March 31, 2004.  All other columns represent fiscal years ending March 31.

                                                     For the years ending March 31,
                       --------------------------------------------------------------------------------------------
                                                                                           There-
                          2004         2005          2006         2007         2008         after         Total
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Capital lease
     obligations        $13,308        $9,813       $6,688       $1,729      $   770       $12,915       $45,223
Software and data
     license
     liabilities         14,456        16,657       16,935       12,642       22,790             -        83,480
Other long-term debt
                            229        11,164            -       42,673            -       175,000       229,066
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Total
long-term
obligations              27,993        37,634       23,623       57,044       23,560       187,915       357,769
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Synthetic aircraft
  lease                     672           896          896          896          896         2,463         6,719
Synthetic equipment
  and furniture
  leases                 16,626         9,062        2,729          607          253             -        29,277
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Total synthetic
  operating leases       17,298         9,958        3,625        1,503        1,149         2,463        35,996

Equipment operating
  leases                 17,495        17,527        8,494        1,919            -             -        45,435
Building operating
  leases                  4,599         6,143        5,663        5,674        5,174        56,621        83,874
Partnerships
  building leases         1,569         2,122        2,123        2,134        2,144         2,202        12,294
Related party
  aircraft lease            677           902          902          376            -             -         2,857
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Total operating
  lease payments         41,638        36,652       20,807       11,606        8,467        61,286       180,456

Operating software
  license obligations     8,300         9,265        4,962        3,678        3,678         7,357        37,240
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Total operating
  lease and software
  license obligations    49,938        45,917       25,769       15,284       12,145        68,643       217,696
                       ---------     --------     ---------    ---------    ---------    ----------    ------------
Total contractual
  cash obligations      $77,931       $83,551      $49,392      $72,328      $35,705      $256,558      $575,465
                       =========     ========     =========    =========    =========    ==========    ============

Purchase commitment
  on synthetic
  aircraft lease              -             -            -            -            -         4,398         4,398

Purchase commitments
  on synthetic
  equipment and
  furniture leases       20,777         4,473         3,627         464        1,626             -        30,967
Other purchase
  commitments            37,818        21,267       19,277       18,381       12,665             -       109,408
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total purchase
  commitments           $58,595       $25,740      $22,904      $18,845      $14,291      $  4,398      $144,773
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
The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $4.1 million at June 30, 2003) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment and furniture leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets.  The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies and other items.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2003 (dollars in thousands):

             Residual value guarantee on the synthetic
                 computer equipment and furniture lease                      $  23,631
             Residual value guarantee on synthetic
                 aircraft lease                                                  1,759
             Residual value guarantee on related party
                 aircraft lease                                                  4,108
             Contingent cash payment on AISS
                 acquisition                                                     5,000
             Contingent escrow cash payment on
                 Toplander acquisition                                           2,400
             Guarantees on certain partnership and
                 other loans                                                     5,635
             Outstanding letters of credit                                      11,186

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
Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities.  However, no assurance can be given that the
Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the "Risk Factors" contained in Part I, Item 1. Business, of the
Company's annual report on Form 10-K for the fiscal year ended March 31, 2003.

Acquisitions and Divestitures
Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that includes up to $2.4 million of additional cash currently in escrow, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  The Company currently expects that it will be required to issue the warrants and common stock, but will not be required to issue the additional cash.  The final determination on payment of all the contingent consideration is expected to be made in the quarter ending
September 30, 2003.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by Trans Union, LLC ("Trans Union"), a related party.  This employment screening business was incorporated as Acxiom Information Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its clients.  Management believes AISS will provide the Company with additional products and services and will support the Company's initiatives in the screening, identification and security areas.  The aggregate purchase price of $34.8 million consisted of cash of $7.5 million paid at closing, a note of $2.5 million paid in October 2002, additional cash of $0.2 million paid in October 2002 as a result of purchase price adjustments, 664,562 shares of common stock valued at $10.5 million and warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.  If the value of the 664,562 shares of common stock on August 12, 2003 (twelve months after the closing date) is less than $10.0 million, the Company will be required to pay additional cash consideration in the amount of the deficit, but not more than $5.0 million, which would be charged to additional paid-in capital.  If the value of those shares on August 12, 2003 is greater than $13.0 million, Trans Union will be required to return shares of common stock in the amount of the excess, but not more than $5.0 million worth of common stock.  Accordingly, had this adjustment to the purchase price been determined as of August 8, 2003, the Company would not be required to pay Trans Union any additional cash consideration nor would Trans Union be required to return any shares.

Recent Developments
In early August 2003 management determined that Acxiom had experienced an unlawful security breach of its file transfer protocol ("FTP") server. Beginning August 7, 2003 there have been reports in the news media concerning this incident.  Unauthorized access to certain files occurred as a result of information being exchanged between
Acxiom and a number of clients via the FTP server.   Acxiom was among several companies whose security was

breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients.
Acxiom is fully cooperating with the investigation, which involves multiple law enforcement agencies.

Only FTP files on a server located outside of the Acxiom firewall were compromised, and not all FTP files nor all clients were affected. No internal systems or databases were accessed and there was no breach that penetrated the
Acxiom security firewall.  There is no evidence that the files were used or forwarded to other parties.  Based on the facts known to management, the Company does not expect any material adverse effect from this incident.

Acxiom has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  Based on this incident, however, management plans to be even more aggressive in the future to secure the Company's systems.
The Company has begun an additional comprehensive review of its systems and procedures to guard against similar incidents in the future.

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
Acxiom and Trans Union amended the data center management agreement on October 1, 2002, expanding its scope to encompass Trans Union's client/server, network and communications infrastructure.  This amendment runs concurrent with the current term of the data center management agreement.  In addition to this agreement, the Company has other contracts with Trans Union related to data, software and other services.  Acxiom recorded revenue from
Trans Union of $17.3 million for the quarter ended June 30, 2003 and 12.9 million for the quarter ended June 30,
2002.

Effective April 1, 2002, Acxiom and Trans Union entered into a marketing joint venture that serves as a sales
agent for both parties for certain existing mutual clients.   The purpose of the joint venture is to provide
these joint clients with leading-edge solutions that leverage the strengths of both parties.  Currently serving a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and Trans Union, as well as any new products and services that may be agreed upon.  If either party determines that its participation in the joint venture is economically disadvantageous, it may terminate the arrangement after certain negotiation procedures specified in the agreement have occurred.  The net results of operations from this joint venture have not been material.

During the quarter ended June 30, 2003, the Company acquired from Trans Union data to be used in the Company's products.  The $18.3 million cost, of which $6.7 million was paid during the quarter, is included in deferred costs on the accompanying condensed consolidated balance sheet.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Note 1 to the consolidated financial statements filed as a part of the Company's annual report on Form
10-K includes a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements.  In addition, the Management's Discussion and Analysis filed as a part of the Company's annual report on Form 10-K contains a discussion of policies which management has identified as the most critical because they require management's use of complex and/or significant judgments.  The following paragraphs are intended to update that discussion only for the critical accounting policies or estimates which have materially changed since the date of the Company's last annual report.

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

    Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions.  Under the provisions of SFAS No. 142, "Goodwill and Other
    Intangible Assets," goodwill is not amortized, but is reviewed annually for impairment under a two-part test.  In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year.  The Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1,
    2003.  Accordingly, step two of the goodwill impairment test was not required for fiscal 2004.  Changes in circumstances may require the Company to perform impairment testing on a more frequent basis.  No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company's goodwill balances are impaired.

    In completing step one of the test and making the assessment that no potential impairment of the Company's goodwill existed, management has made a number of estimates and assumptions.  In particular, the growth and discount rates used by management in determining the fair value of each of the Company's reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors.  In performing step one of the impairment analysis, management has used growth rates ranging from 5 percent up to 15 percent and used a discount rate of twelve percent, representing an approximation of the Company's weighted-average cost of capital, which resulted in a sizable excess of fair value over the net assets of each of the Company's reporting units.  Assuming the same growth rates, a discount rate of greater than 17% would be necessary to indicate potential impairment of at least a portion of the Company's goodwill balances, resulting in the need to proceed to step two of the impairment test.
    Assuming the twelve percent discount rate but assuming no growth would also not indicate impairment.
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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest
Entities."  Under the provisions of FIN 46, the underlying assets, liabilities and results of activities of a large number of variable interest entities ("VIE's") would be required to be consolidated into the financial statements of a primary beneficiary.  All enterprises with variable interests in VIE's created after January 31,
2003 shall apply the provisions of FIN 46 immediately.  Entities with a variable interest in VIE's created before
February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The Company will be required to apply the provisions of FIN 46 to its consolidated financial statements no later than July 1, 2003.  Since the Company has terminated its real estate synthetic lease arrangement, management expects no material impact from applying the provisions of FIN 46.

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

o        the effect of short-term contracts on the predictability of the Company's revenues or the possibility that clients may cancel or modify their agreements with the Company;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10%
more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both June 30, 2003 and March 31, 2003, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company Leader (Chief
         Executive Officer) and Financial Operations Leader (Chief Financial Officer), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under
         SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, the
         Company Leader and Financial Operations Leader concluded that the Company's disclosure controls and procedures were effective.

(b)      Changes in Internal Control over Financial Reporting

         The Company's management, including the Company Leader (Chief Executive Officer) and the Financial
         Operations Leader (Chief Financial Officer), has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           The Company is involved in various claims and litigation matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this Report:

                  31.1   Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

                  31.2   Certification of Company Financial Operations Leader (principal financial and accounting officer)
                         pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

                  32.1   Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2   Certification of Company Financial Operations Leader (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K

                  A report was  furnished on July 11,  2003,  which  reported  that the Company  announced  that it expected  to achieve  its  revenue and  earnings  guidance  for the first  quarter of fiscal 2004 ended June 30, 2003, and  reaffirmed its revenue,  earnings per share and free cash flow guidance for fiscal 2004 ending March 31, 2004.

                  A report was furnished on July 23, 2003,  which  reported that the Company  announced the results of its financial performance for the quarter ending June 30, 2003.

                                        ACXIOM CORPORATION AND SUBSIDIARIES

                                                     SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Acxiom Corporation

Dated:  August 11, 2003
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        --------------------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

