Form 10-Q
period 2003-09-30
ACXIOM CORP
filed 2003-11-10
CIK 733269

                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                        Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

                                                      Yes X       No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of October 31, 2003 was
84,876,786.

                                           ACXIOM CORPORATION AND SUBSIDIARIES
                                                          INDEX
                                                   REPORT ON FORM 10-Q
                                                    September 30, 2003

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2003 and March
                      31, 2003 (Unaudited)                                                          3

                 Condensed Consolidated Statements of Earnings for the Three Months Ended
                      September 30, 2003 and 2002 (Unaudited)                                       4

                 Condensed Consolidated Statements of Earnings for the Six Months Ended
                      September 30, 2003 and 2002 (Unaudited)                                       5

                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                      September 30, 2003 and 2002 (Unaudited)                                       6

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                 7 - 16

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           17 - 34

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    35

             Item 4.  Controls and Procedures                                                       36

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             37

             Item 4.  Submission of Matters to a Vote of Security Holders                           37

             Item 6.  Exhibits and Reports on Form 8-K                                              38

        Signature                                                                                   39

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                        (Unaudited)
                                                                                  (Dollars in thousands)

                                                                       September 30,                         March 31,
                                                                           2003                                 2003
                                                                     ------------------                 ---------------------
                            Assets
Current assets:
  Cash and cash equivalents                                         $            3,649                 $               5,491
  Trade accounts receivable, net                                               185,402                               189,704
  Deferred income taxes                                                         46,056                                46,056
  Refundable income taxes                                                            -                                 2,576
  Other current assets                                                          40,276                                45,288
                                                                     ------------------                 ---------------------
     Total current assets                                                      275,383                               289,115

Property and equipment, net of accumulated depreciation and amortization       220,371                               208,306
Software, net of accumulated amortization                                       64,711                                63,095
Goodwill                                                                       223,765                               221,184
Purchased software licenses, net of accumulated amortization                   158,975                               161,432
Unbilled and notes receivable, excluding current portions                       14,093                                20,249
Deferred costs, net of accumulated amortization                                118,360                               108,444
Other assets, net                                                               27,060                                21,421
                                                                     ------------------                 ---------------------
                                                                    $        1,102,718                 $           1,093,246
                                                                     ==================                 =====================

             Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                        47,816                                29,491
  Trade accounts payable                                                        30,726                                28,760
  Accrued expenses:
    Restructuring                                                                   30                                   584
    Payroll                                                                     14,841                                14,234
    Other                                                                       39,059                                38,689
  Deferred revenue                                                              52,811                                59,907
  Income taxes                                                                   8,399                                     -
                                                                     ------------------                 ---------------------
    Total current liabilities                                                  193,682                               171,665
                                                                     ------------------                 ---------------------

Long-term obligations:
  Long-term debt and capital leases, net of current installments               252,723                               233,843
  Software and data licenses, net of current installments                       54,398                                55,834
                                                                     ------------------                 ---------------------
                                                                               307,121                               289,677
                                                                     ------------------                 ---------------------
Deferred income taxes                                                           62,606                                69,348

Commitments and contingencies (note 12)

Stockholders' equity:
  Common stock                                                                   9,068                                 9,015
  Additional paid-in capital                                                   339,971                               333,715
  Retained earnings                                                            276,039                               253,558
  Accumulated other comprehensive loss                                           (651)                               (2,911)
  Treasury stock, at cost                                                     (85,118)                              (30,821)
                                                                     ------------------                 ---------------------
  Total stockholders' equity                                                   539,309                               562,556
                                                                     ------------------                 ---------------------
                                                                    $        1,102,718                 $           1,093,246
                                                                     ==================                 =====================

See accompanying notes to condensed consolidated financial statements.

                                  ACXIOM CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (Unaudited)
                            (Dollars in thousands, except per share amounts)

                                                                For the Three Months Ended

                                                                       September 30,

                                                            2003                            2002
                                                     -------------------            ---------------------

Revenue                                             $           241,095            $             235,396

Operating costs and expenses:
    Salaries and benefits                                        80,522                           75,050
    Computer, communications and other equipment                 64,106                           63,829
    Data costs                                                   32,224                           29,787
    Other operating costs and expenses                           41,527                           43,197
    Gains, losses and nonrecurring items, net                         -                           (4,102)
                                                     -------------------            ---------------------
        Total operating costs and expenses                      218,379                          207,761
                                                     -------------------            ---------------------
Income from operations                                           22,716                           27,635
                                                     -------------------            ---------------------
Other income (expense):

    Interest expense                                             (4,889)                          (5,068)
    Other, net                                                      121                            1,551
                                                     -------------------            ---------------------
                                                                 (4,768)                          (3,517)
                                                     -------------------            ---------------------
Earnings before income taxes                                     17,948                           24,118

Income taxes                                                      6,730                            8,592
                                                     -------------------            ---------------------
        Net earnings                                $            11,218            $              15,526
                                                     ===================            =====================
Earnings per share:

    Basic                                           $              0.13            $                0.18
                                                     ===================            =====================
    Diluted                                         $              0.13            $                0.17
                                                     ===================            =====================

See accompanying notes to condensed consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (Unaudited)
                                 (Dollars in thousands, except per share amounts)

                                                                              For the Six Months Ended

                                                                                   September 30,

                                                                             2003                     2002
                                                                   ------------------------- -----------------------

Revenue                                                           $                477,777  $               460,802

Operating costs and expenses:
    Salaries and benefits                                                          169,269                  149,842
    Computer, communications and other equipment                                   130,392                  126,855
    Data costs                                                                      62,471                   58,731
    Other operating costs and expenses                                              82,703                   80,610
    Gains, losses and nonrecurring items, net                                       (1,008)                  (4,559)
                                                                   ------------------------- -----------------------
        Total operating costs and expenses                                         443,827                  411,479
                                                                   ------------------------- -----------------------
Income from operations                                                              33,950                   49,323
                                                                   ------------------------- -----------------------
Other income (expense):
    Interest expense                                                                (9,654)                 (10,395)
    Other, net                                                                         886                    1,542
                                                                   ------------------------- -----------------------
                                                                                    (8,768)                  (8,853)
                                                                   ------------------------- -----------------------
Earnings before income taxes                                                        25,182                   40,470

Income taxes                                                                         2,701                   14,479
                                                                   ------------------------- -----------------------
        Net earnings                                              $                 22,481  $                25,991
                                                                   ========================= =======================
Earnings per share:

    Basic                                                         $                   0.26  $                  0.29
                                                                   ========================= =======================
    Diluted                                                       $                   0.25  $                  0.28
                                                                   ========================= =======================

See accompanying notes to condensed consolidated financial statements.

                                         ACXIOM CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Dollars in thousands)

                                                                               For the Six Months Ended

                                                                                     September 30,

                                                                           2003                           2002
                                                                    -------------------             ------------------

Cash flows from operating activities:
    Net earnings                                                   $            22,481             $           25,991
    Adjustments to reconcile net earnings to net cash provided by operations:
            Depreciation and amortization                                       71,036                         56,259
            Gain on disposal or impairment of assets, net                       (1,008)                           (51)
            Deferred income taxes                                               (6,742)                         7,552
            Changes in operating assets and liabilities:
                Accounts receivable                                              4,810                         (6,907)
                Other assets                                                     8,826                         45,966
                Accounts payable and other liabilities                            (815)                       (13,752)
                Restructuring and impairment costs                                (554)                        (1,369)
                                                                    -------------------             ------------------
                    Net cash provided by operating activities                   98,034                        113,689
                                                                    -------------------             ------------------
Cash flows from investing activities:
    Proceeds received from the disposition of operations                         7,684                            259
    Proceeds received from the disposition of assets                               698                            200
    Payments received from investments                                           1,360                              -
    Capitalized software development costs                                     (13,631)                       (17,610)
    Capital expenditures                                                        (4,624)                        (4,916)
    Deferral of costs                                                          (10,032)                        (7,348)
    Investments in joint ventures and other investments                         (5,000)                        (1,052)
    Proceeds from sale and leaseback transaction                                     -                          7,729
    Net cash paid in acquisitions                                                    -                         (8,272)
                                                                    -------------------             ------------------
                    Net cash used by investing activities                      (23,545)                       (31,010)
                                                                    -------------------             ------------------
Cash flows from financing activities:
    Proceeds from debt                                                          82,473                         82,516
    Payments of debt                                                          (110,888)                      (156,700)
    Sale of common stock                                                         6,709                         12,141
    Acquisition of treasury stock                                              (54,697)                             -
                                                                    -------------------             ------------------
                    Net cash used by financing activities                      (76,403)                       (62,043)
                                                                    -------------------             ------------------
Effect of exchange rate changes on cash                                             72                             80
                                                                    -------------------             ------------------
Net decrease in cash and cash equivalents                                       (1,842)                        20,716
Cash and cash equivalents at beginning of period                                 5,491                          5,676
                                                                    -------------------             ------------------
Cash and cash equivalents at end of period                         $             3,649             $           26,392
                                                                    ===================             ==================
Supplemental cash flow information:
    Cash paid (received) during the period for:
        Interest                                                   $            10,302             $           13,453
        Income taxes                                                            (1,556)                       (40,281)
    Noncash investing and financing activities:
        Acquisition of land in exchange for debt                                 2,698                              -
        Acquisition of data under long-term obligation                          18,340                              -
        Note received in exchange for sale of operations                             -                            736
        Issuance of warrants                                                         -                          1,317
        Enterprise software licenses acquired under software obligation          9,212                          2,828
        Acquisition of property and equipment under capital lease               31,334                          2,310
        Construction of asset under construction loan                            2,610                              -

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
     Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations.  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  As a result of this review, the estimated remaining useful life of one of these licenses was extended from eight years to ten years and the estimated remaining useful life of another license was extended from four years to eight years.  At the same time, the Company also adjusted its units-of-production estimates for future years.  As a result of these changes, amortization expense for these two licenses for the six months ended September 30, 2003 was reduced from what it would have been without these changes.  The effect of the amendment, the changes in useful lives, and the changes in estimated units-of-production in the six months ended September 30, 2003 was to increase earnings before income taxes by $2.6 million, increase net earnings by $1.6 million, increase basic earnings per share by $0.02, and increase diluted earnings per share by $0.01.

     Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to
     April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial
     Statements."  For the quarters ended September 30, 2003 and 2002, the Company recognized approximately $1.4 million and $3.9 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.  For the six months ended September 30, 2003 and 2002, the Company recognized approximately $3.4 million and $8.1 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.

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

     The following table shows the balances related to the Restructuring Plan and to Wards that were included in the restructuring and impairment accruals as of March 31, 2003 and the changes in those balances during the six months ended September 30, 2003 (dollars in thousands):

                                                 March 31,                              September 30,
                                                   2003               Payments               2003
                                             ------------------    ---------------    -------------------

                  Associate-related              $  16                   $ (16)               $  -

                  Ongoing contract costs           314                    (284)                 30

                  Other accruals                   254                    (254)                  -
                                             ------------------    ---------------    -------------------
                                                 $ 584                   $(554)               $ 30
                                             ==================    ===============    ===================

     The remaining accruals will be paid out during the current fiscal year.  During the fiscal year ended March 31,
     2003 the Company received a payment from the Wards bankruptcy trustee in the amount of $0.5 million, which was recorded in gains, losses and nonrecurring items, net.  Any future additional recoveries from the bankruptcy will also be recorded in gains, losses and nonrecurring items, net.

3.   ACQUISITIONS AND INVESTMENTS

     Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
     Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that included up to $2.4 million of additional cash, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  During the quarter ended September 30, 2003 the purchase price contingencies were resolved.  As a result, the Company is not required to pay the additional cash consideration or issue the shares of common stock, but will be required to issue the warrants.  The seller is disputing the Company's calculation of the number of warrants required to meet the $2 million warrant obligation.  The Company and the seller are preparing to go to arbitration to settle this issue, as well as certain other disagreements arising from the purchase transaction.  The Company has recorded the $2 million warrant liability in other accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2003.  Management expects the ultimate settlement of the disputed matters will not have a material impact on the consolidated financial statements.  The results of operations of Toplander are included in the Company's consolidated results from the date of acquisition.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

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

     Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL")
     whereby Acxiom purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of
     $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that Acxiom now owns 100% of the
     Australian operation.  Additionally, the purchase agreement provides that Acxiom may be required to pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  To date, the Company has not been required to pay any additional consideration.  The results of operations of the Australian business are included in the Company's condensed consolidated financial statements beginning June 1, 2002.  Prior to that time, the Company accounted for the Australian JV as an equity method investment.  The pro forma effect of this acquisition is not material to the
     Company's consolidated results for any of the periods presented.

     The following table shows the allocation of the Australian JV, AISS, and Toplander purchase prices to assets acquired and liabilities assumed (dollars in thousands):

                                                 Australian JV              AISS                Toplander
                                              -------------------    -----------------    ---------------------
        Assets acquired:
            Cash                                 $     592             $         -          $         -
            Goodwill                                 6,995                  32,438                6,512
            Other current and noncurrent
                assets                               2,575                   3,513                1,334
                                              -------------------    -----------------    ---------------------
                                                    10,162                  35,951                7,846
        Accounts payable and accrued
            expenses assumed                         1,077                   1,096                  246
                                              -------------------    -----------------    ---------------------
        Net assets acquired                          9,085                  34,855                7,600
            Less:
                Cash acquired                          592                       -                    -
                Common stock issued                      -                  10,525                    -
                Warrants for the purchase
                     of common stock                     -                  14,097                2,000
                Previous investment in
                     Australian JV                   6,357                       -                    -
                Note payable                         1,364                   2,500                    -
                                              -------------------    -----------------    ---------------------
        Net cash paid                            $     772               $   7,733            $   5,600
                                              ===================    =================    =====================

     During the quarter ended June 30, 2003, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due May 2007.  The balance of the ownership investment of $4.8 million is included in other assets, net in the accompanying condensed consolidated balance sheet as of September 30, 2003.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments for which the Company was previously contingently liable was $6.8 million as of March 31, 2003.

4.   DIVESTITURES

     On June 27, 2003,  the Company sold its Los Angeles  outsourcing  data center  operation for $6.7 million in cash. In connection with the sale, the Company accrued $1.3 million in other accrued  expenses on the  accompanying  condensed consolidated  balance  sheet for its  estimated  liability on a building  lease that was not assumed by the buyer and wrote off $1.2 million of goodwill.  The Company  recorded a gain on the disposal of $1.0  million,  net of the lease accrual and goodwill  write-off,  which is included in gains,  losses and nonrecurring  items, net for the six months ended  September 30, 2003.  This operation  accounted for  approximately  $20 million in revenue in fiscal 2003, with no material impact on net earnings.

     In addition to the above sale,  the Company has also received a payment of $1.0 million on its note  receivable  from the sale of the DMI  business  unit sold in a prior  fiscal  year.  The  balance of the DMI note  receivable,  net of credits  the Company  has agreed to provide to DMI in future  periods,  is $8.8  million  payable  over the next five years.

     During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its United Kingdom operations located in Spain and Portugal. During the quarter ended June 30, 2002, the Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.
     Effective July 31, 2002, the Company sold its print shop business located in Chatsworth, California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million.  At September 30, 2003 and March 31, 2003, notes receivable relating to these transactions of $5.0 million and $5.3 million, respectively, are included in the accompanying condensed consolidated financial statements.  The Company recorded a gain associated with the disposition in Spain of $0.5 million during the six months ended September 30, 2002, including the write-off of $0.1 million of goodwill.

5.   OTHER CURRENT AND NONCURRENT ASSETS

     Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  The term of the unbilled and notes receivable is generally three years or less.  Other current assets include the current portion of the unbilled and notes receivable of $15.0 million and $21.9 million at September 30, 2003 and March 31, 2003, respectively. The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                                September 30,          March 31,
                                                                                     2003                 2003
                                                                             ------------------     ---------------
     Investments in joint ventures and other investments, net of
        unrealized gain or loss on available-for-sale marketable securities         $ 17,305             $ 13,463
     Other, net                                                                        9,755                7,958
                                                                             ------------------     ---------------
                                                                                    $ 27,060             $ 21,421
                                                                             ==================     ===============

6.   GOODWILL

     The changes in the carrying amount of goodwill, by business segment, for the six months ended September 30, 2003, are as follows (dollars in thousands):

                                                              Data and
                                                              Software           IT Management
                                           Services           Products                                    Total
                                         -------------    -----------------    ------------------    ----------------

Balances at March 31, 2003                $  139,981              $6,045             $  75,158          $  221,184
Divestitures                                       -                   -                (1,234)             (1,234)
Contingent consideration (note 3)                  -               2,000                     -               2,000
Foreign currency translation adjustment        1,815                   -                     -               1,815
                                         -------------    -----------------    ------------------    ----------------
Balances at September 30, 2003             $ 141,796              $8,045             $  73,924          $  223,765
                                         =============    =================    ==================    ================

7.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (dollars in thousands):

                                                                                September 30, 2003          March 31, 2003
                                                                                ----------------------   -------------------

  Convertible subordinated notes due 2009; interest at 3.75%                            $ 175,000             $ 175,000

  Revolving credit agreement                                                               36,881                28,799

  Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at approximately 8%; remaining terms up to
      fifteen years                                                                        54,099                32,753

  Other debt and long-term liabilities                                                     13,942                10,278
                                                                                ----------------------   -------------------
         Total long-term debt and capital leases                                          279,922               246,830

  Less current installments                                                                27,199                12,987
                                                                                ----------------------   -------------------
         Long-term debt and capital leases, excluding current installments              $ 252,723             $ 233,843
                                                                                ======================   ===================

  Software license liabilities payable over terms up to seven years; effective
  interest rates at approximately 6%                                                    $  63,284              $ 72,338

  Long-term data license agreement, due over two years; interest at 6%                     11,731                     -
                                                                                ----------------------   -------------------
         Total license liabilities                                                         75,015                72,338

  Less current installments                                                                20,617                16,504
                                                                                ----------------------   -------------------
         License liabilities, excluding current installments                             $ 54,398              $ 55,834
                                                                                ======================   ===================

     The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $150 million.  Any borrowings under this facility will bear interest at LIBOR plus 1.50%, or at an alternative base rate or at the Federal funds rate plus 2.00%, depending upon the type of borrowing, are secured by substantially all of the Company's assets and are due July 2006.  At September 30, 2003, the interest rate under this credit facility was approximately 2.7% per annum.  Outstanding letters of credit at September 30, 2003 and
     March 31, 2003, were $8.8 million and $10.8 million, respectively.

     Under the terms of some of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2003, the
     Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after September 30, 2004 as long-term in the accompanying condensed consolidated financial statements.

     During the first quarter of the current fiscal year, the Company completed a long-term data license agreement with
     Trans Union, a related party.  The related data asset of $17.2 million, net of amortization, is recorded in deferred costs on the accompanying condensed consolidated balance sheet.  This data will be used in certain of the
     Company's products.

8.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings (loss)
     per share (in thousands, except per share amounts):

                                                    For the quarter ended           For the six months ended
                                                        September 30,                     September 30,
                                                    2003             2002             2003            2002
                                                --------------   --------------   -------------   --------------
             Basic earnings per share:
                  Numerator - net earnings         $ 11,218          $15,526         $22,481          $25,991

                  Denominator -
                      Weighted-average shares
                      outstanding                    85,236           88,481          85,839           88,131
                                                --------------   --------------   -------------   --------------
                          Basic earnings per
                               share                 $ 0.13           $ 0.18          $ 0.26           $ 0.29
                                                ==============   ==============   =============   ==============

             Diluted earnings per share:
                  Numerator:
                      Net earnings                 $ 11,218          $15,526         $22,481          $25,991

                      Interest expense on
                          convertible debt
                          (net of tax benefit)        1,026            1,050           2,051            2,100
                                                --------------   --------------   -------------   --------------
                                                   $ 12,244          $16,576         $24,532          $28,091
                                                --------------   --------------   -------------   --------------
                  Denominator:
                      Weighted-average shares
                          outstanding                85,236           88,481          85,839           88,131
                      Dilutive effect of
                          common stock options
                          and warrants, as
                          computed under the
                          treasury stock method       1,937            2,354           1,770            2,411
                      Dilutive effect of
                          convertible debt, as
                          computed under the
                          if-converted method         9,589            9,589           9,589            9,589
                                                --------------   --------------   -------------   --------------
                                                     96,762          100,424          97,198          100,131
                                                --------------   --------------   -------------   --------------
                          Diluted earnings per
                               share                 $ 0.13           $ 0.17          $ 0.25           $ 0.28
                                                ==============   ==============   =============   ==============

     At September 30, 2003, the Company had options and warrants outstanding providing for the purchase of approximately
     21.8 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                  For the quarter ended                     For the six months ended
                                      September 30,                              September 30,
                                2003                   2002                  2003               2002
                        -------------------    -------------------     ---------------    ----------------
Excluded number of
    shares under
    options and
    warrants                   12,716                 11,426                13,162             10,495

Range of exercise price    $16.35 - 62.06         $16.45 - 62.06        $14.82 - 62.06     $16.45 - 62.06
                        ===================    ===================     ===============    ================

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

                                                       For the quarter ended             For the six months ended
                                                           September 30,                       September 30,
                                                      2003              2002              2003             2002
                                                  -------------     --------------     ------------    --------------
         Net earnings, as reported                  $ 11,218          $ 15,526           $ 22,481        $ 25,991

         Less: stock-based employee
              compensation expense under
              fair value based method, net
              of income tax benefit                    3,229             2,584              6,205           5,308
                                                  -------------     --------------     ------------    --------------
         Pro forma net earnings                     $  7,989        $   12,942          $  16,276      $   20,683
                                                  =============     ==============     ============    ==============
         Earnings per share:

               Basic - as reported                  $   0.13          $   0.18           $   0.26        $   0.29
                                                  =============     ==============     ============    ==============
               Basic - pro forma                    $   0.09          $   0.15           $   0.19        $   0.23
                                                  =============     ==============     ============    ==============
               Diluted - as reported                $   0.13          $   0.17           $   0.25        $   0.28
                                                  =============     ==============     ============    ==============
               Diluted - pro forma                  $   0.09          $   0.14           $   0.19        $   0.23
                                                  =============     ==============     ============    ==============

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

     The per share weighted average fair value of stock options granted during the six months ended September 30, 2003 was $10.11 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rate of 4.45%; expected option life of ten years; and
     expected volatility of 51%.

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $3.1 million and $6.7 million, respectively, at September 30, 2003 and at March 31, 2003.  The decrease in the allowance account was due to the write-off of accounts receivable which had previously been included in the allowance account.  The reduction in the allowance account had no impact on the statement of earnings.

10.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                     For the quarter ended              For the six months ended
                                                         September 30,                       September 30,
                                                    2003              2002               2003              2002
                                               --------------   -----------------   ---------------  ----------------
         Revenue:
              Services                           $ 184,068         $ 178,893           $ 359,760        $ 348,262
              Data and Software Products            46,755            45,059              87,910           83,431
              IT Management                         60,967            56,907             122,912          113,368
              Intercompany eliminations            (50,695)          (45,463)            (92,805)         (84,259)
                                               --------------   -----------------   ---------------  ----------------
                                                 $ 241,095         $ 235,396           $ 477,777        $ 460,802
                                               ==============   =================   ===============  ================
         Income (loss) from operations:
              Services                           $  19,019          $ 25,042           $ 28,787          $ 46,004
              Data and Software Products            10,341             8,636             13,948            11,306
              IT Management                          4,028             2,386              5,552             3,458
              Intercompany eliminations            (10,551)           (8,429)           (14,460)          (11,454)
              Corporate and other                     (121)                -                123                 9
                                               --------------   -----------------   ---------------  ----------------
                                                  $ 22,716          $ 27,635           $ 33,950          $ 49,323
                                               ==============   =================   ===============  ================

11.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments and unrealized gains and losses, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $0.7 million and $2.9 million at September 30, 2003 and March 31, 2003,
     respectively.   Total comprehensive income was $11.2 million and $14.8 million, respectively, for the quarters ended September 30, 2003 and 2002 and $24.7 million and $27.8 million, respectively, for the six-month periods ended September 30, 2003 and 2002.

12.  COMMITMENTS AND CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

     The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and an aircraft ("Leased Assets"), which provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements.  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of the aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  Monthly payments under these synthetic lease facilities are approximately $2.3 million.  At September 30, 2003, the total amount drawn under these synthetic operating lease facilities was $187.7 million and the remaining capacity for additional funding
     (for computer equipment and furniture only) was $65.8 million.  The Company has a remaining commitment under these synthetic operating lease facilities of $32.5 million over the next eight years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was
     $16.7 million at September 30, 2003.

     The Company also has an aircraft leased from a business controlled by an officer of the Company.  Should the
     Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $4.0 million at September 30, 2003.

     In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.
     In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2003, the Company's maximum potential of future payments under these guarantees of third-party indebtedness was $5.6 million.

13.  RECENT DEVELOPMENTS

     In early August 2003 management determined that Acxiom had experienced unlawful security breaches of its file transfer protocol ("FTP") server.  Unauthorized access to certain files occurred as a result of information being
     exchanged between Acxiom and a number of clients via the FTP server.   Acxiom was among several companies whose
     security was breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients and are investigating another company.  Acxiom is fully cooperating with the investigation, which involves multiple law enforcement agencies.

     Only FTP files on a server located outside of the Acxiom firewall were compromised, and not all FTP files nor all clients were affected.  No internal systems or databases were accessed, and there was no breach that penetrated the
     Acxiom security firewall.  Based on the facts known to management, the Company does not believe that there is any risk of harm to individuals, and the Company does not expect any material adverse effect from this incident.

     Acxiom has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  The Company has begun an additional comprehensive review of its systems and procedures to guard against similar incidents in the future.
     Based on this incident, management is implementing improvements to its systems and procedures.

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

The Company manages its operations through three operating segments: Services, Data and Software Products, and IT
Management.  The Services segment, the Company's largest segment, provides data warehousing, list processing, data, IT management and consulting services to large corporations in a number of vertical industries.  The Data and Software
Products segment provides data content and software primarily in support of the direct marketing activities of clients in the Services segment.  The IT Management segment reflects outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal quarter are identified below.

    *   Revenue increased 2% over the previous year to $241.1 million;
    *   Diluted earnings per share were $0.13, compared to $0.17 per share in the same quarter a year ago.  The year-ago quarter included a credit of $4.1 million recorded in gains, losses and nonrecurring items;
    *   The Company reported operating cash flow for the six months ended September 30, 2003 of $98.0 million and free cash flow (as defined under "Capital Resources and Liquidity" below) of $70.4 million;
    *   New contracts signed during the quarter are expected to contribute annual revenue of $16 million and contract renewals are expected to generate $6 million in annual revenue;
    *   The Company purchased $20 million of treasury stock (1.3 million shares) during the quarter.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the
Company during the quarter ended September 30, 2003.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter or the six-month period.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes included in Item 1 of this report.

Results of Operations

A summary of selected financial information for the quarters and six months ended September 30, 2003 and 2002 is presented below (dollars in millions, except per share amounts):

                                           For the quarter ended                       For the six months ended
                                               September 30,                                September 30,
                                                                   %                                            %
                                    2003          2002          Change           2003           2002         Change
                                ----------    -----------     -----------    ----------    ------------    -----------
      Revenue                     $  241.1       $  235.4         + 2%         $  477.8       $  460.8         + 4%
      Operating costs and
        expenses                     218.4          207.8         + 5             443.8          411.5         + 8
      Income from operations          22.7           27.6         -18              34.0           49.3         -31
      Diluted earnings per share       0.13           0.17        -24               0.25           0.28        -11

Revenues
The table below shows the Company's revenue by business segment for the quarters and for the six months ended September
30, 2003 and 2002 (dollars in millions).

                                           For the quarter ended                      For the six months ended
                                               September 30,                                September 30,
                                                                     %                                           %
                                    2003          2002            Change         2003          2002           Change
                                 ----------    -----------     -----------    ----------    ----------      ----------
      Services                    $  184.1       $  178.9         +  3%        $  359.8       $  348.3         +  3%
      Data and Software Products      46.8           45.1         +  4             87.9           83.4         +  5
      IT Management                   60.9           56.9         +  7            122.9          113.4         +  8
      Intercompany eliminations      (50.7)         (45.5)        + 12            (92.8)         (84.3)        + 10
                                 ----------    -----------     -----------    ----------    ----------      ----------
                                   $ 241.1       $  235.4         +  2%        $  477.8        $ 460.8         +  4%
                                 ==========    ===========     ===========    ==========    ==========      ==========

For the quarter ended September 30, 2003, the Company's revenue was $241.1 million, compared to revenue of $235.4 million in the same quarter in the prior year, reflecting an increase of $5.7 million, or 2%.  New contracts signed during the current quarter are expected to contribute annual revenue of $16 million and contract renewals are expected to generate $6 million in annual revenue.  The Company's revenue continues to be impacted by a less than robust economic environment.  However, the Company's committed new business pipeline continues to grow.  The new business pipeline represents new business for which the Company has been selected, but has not yet finalized the related contract.

For the six months ended September 30, 2003, the Company's revenue was $477.8 million, compared to revenue of
$460.8 million in the same period for the prior year, reflecting an increase of $17.0 million, or 4%.

Approximately 80% of the Company's consolidated revenue in both fiscal 2003 and 2004 is from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company.  These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client's revenue.
However, this does not mean that all revenue from such contracts is necessarily "fixed" or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients that are not under long-term contract, is variable or project-related.

Services segment revenue for the quarter increased $5.2 million, or 3%, over the prior year.  This increase in revenue reflects an increase in revenue from clients in the financial services industry of approximately $1.7 million (2%), an increase from clients in the insurance industry of approximately $1.6 million (6%), increases from media and publishing clients of $2.8 million (73%) and an increase of $2.4 million in revenue from the AISS acquisition completed in the prior year, partially offset by decreases in other areas.  For the six months ended
September 30, 2003, Services segment revenue increased $11.5 million compared to the prior year, due primarily to increases in the financial services industry of $11.2 million (7%) and the increase from the AISS acquisition of
$7.0 million, offset by decreases in other areas.  The increase in financial services industry revenue includes equipment sales of $1.6 million for the quarter and $6.1 million for the six-month period.  Revenue growth was impacted by the security incident discussed below under "Recent Developments."  While the Company is unable to accurately quantify the impact of this incident on its revenue, management believes that the distraction of dealing with the incident created a temporary delay in several new contracts and projects.  Management estimates the impact on quarterly revenue of these delays was less than $5 million.

Data and Software Products segment revenue during the quarter increased $1.7 million over the same quarter in the prior year and increased $4.5 million for the six-month period.  Both increases reflect weakness in InfoBase Telesource and
e-products, offset by growth in software products and InfoBase Analytic and Enhancement products.

IT Management segment revenue increased $4.1 million over the same quarter a year ago, and increased $9.5 million for the year-to-date period.  The IT Management increase in the quarter included $2.5 million in revenue which was also counted as revenue by the Services segment related to new contracts with clients in the media and publishing industry.
The remaining increase is primarily attributable to an increase in revenue under the data center management agreement with Trans Union which was amended effective October 1, 2002 to encompass Trans Union's client/server, network, and communications infrastructure.  These revenue gains were partially offset by the decrease of $4.2 million for the quarter and $4.9 million for the six months from the disposal of the Company's Los Angeles outsourcing data center operation.

Certain revenue, including all data and software product revenue and certain IT management revenue, is reported both as revenue in the segment which owns the client relationship (primarily the Services segment) as well as the segment which owns the product development, maintenance, sales support, etc.  These revenues, which are eliminated in consolidation, increased $5.2 million in the current quarter and $8.5 million for the six-month period.

Operating Expenses
The following table presents operating expenses for the quarters and the six months ended September 30, 2003 and 2002
(dollars in millions):

                                             For the quarter ended                      For the six months ended
                                                 September 30,                               September 30,

                                      2003           2002          % Change       2003           2002         % Change
                                   -----------    -----------     ----------    ----------     ----------    ----------

     Salaries and benefits         $    80.5      $    75.1        +   7%       $   169.2      $   149.8      +  13%
     Computer, communications
         and other equipment            64.1           63.8        +   0            130.4          126.9      +   3
     Data costs                         32.3           29.8        +   8             62.5           58.8      +   6
     Other operating costs and
         expenses                       41.5           43.2        -    4            82.7           80.6      +   3
     Gains, losses and
         non-recurring items, net        ---           (4.1)                         (1.0)          (4.6)
                                   -----------    -----------     ----------    ----------     ----------    ----------
                                    $  218.4       $  207.8        +   5%        $  443.8       $  411.5      +   8%
                                   ===========    ===========     ==========    ==========     ==========    ==========

Salaries and benefits for the Company increased $5.5 million compared to the same quarter in the prior year.  The increase reflects the impact of pay reinstatements in the prior year and pay increases effective in the current quarter, which aggregate approximately $3.5 million, as well as decreased capitalization of salaries related to software development and customer setup activities.  No incentive compensation was accrued in the quarter and no previously accrued incentive compensation from the first quarter was reversed.  Quarterly and annual payments of the incentive compensation are determined based on achievement of financial targets, including meeting earnings per share goals.  The
Company currently forecasts approximately $10 million in incentive compensation for the entire fiscal year, including the $5 million previously accrued during the first quarter.  For the six months ended September 30, 2003, salaries and benefits increased $19.4 million compared to the same period in the prior year.  The increase is due to the incentive accrual recorded in the first quarter, decreased capitalization of salaries related to software development and customer setup activities, and the pay reinstatements and pay increases referred to above.  Total headcount as of September 30,
2003 was 5014, compared to 5057 at September 30, 2002.

Computer, communications and other equipment costs increased $0.3 million in the current quarter as compared to the same quarter a year ago.  For the six months ended September 30, 2003, the increase was $3.5 million.  The Company incurred significant software and capital expenditures in prior years to build the AbiliTec infrastructure, which are expected to fully amortize over the next three years.  As discussed in note 1 to the accompanying condensed consolidated financial statements, during the first quarter the Company extended the remaining estimated useful lives of two large purchased software licenses, amended one software license agreement, and changed its units-of-production estimates for future years.  The result of these changes was to reduce amortization expense for the six months ended September 30, 2003 by
$2.6 million from what it would have been without these changes.

Data costs for the quarter increased $2.4 million over the comparable quarter in the prior year.  For the six months ended September 30, 2003, these costs increased $3.7 million.  Data costs are primarily comprised of the cost of data to support the Allstate Insurance Company ("Allstate") contract, as well as fixed and royalty-based data that are used in the Company's InfoBase products.  The increases for both the current quarter and the six-month period are primarily due to higher costs related to the Allstate contract.

Other operating costs and expenses decreased $1.7 million in the current quarter as compared to a year ago, while for the six-month period other operating costs and expenses increased $2.1 million.  In both the current quarter and year-to-date period, pass-through expenses related to postage on customer mailings were lower, but this was offset in the year-to-date period by higher cost of sales on equipment.

For the six months ended September 30, 2003, gains, losses and nonrecurring items consisted of the gain on disposal of the Company's Los Angeles outsourcing data center operation of $1.0 million recorded in the first quarter.  Gains, losses and nonrecurring items for the quarter ended September 30, 2002 was a gain of $4.1 million due to the reversal of an accrual for "over-attainment" incentives.  For the six months ended September 30, 2002, gains, losses and nonrecurring items also included a gain of $0.5 million from the sale of the Company's Spanish operations.

As a result of the factors noted above, income from operations declined from $27.6 million in the quarter ended
September 30, 2002 to $22.7 million in the quarter ended September 30, 2003, a decrease of 18%.  For the six months ended September 30, 2003 and 2002, income from operations was $34.0 million and $49.3 million, respectively.  Income from operations for the Services segment was $28.8 million in the current year-to-date period compared to $46.0 million in the comparable period in the prior year.  Most of the expense variances discussed above are also applicable to the
Services segment.

Other Income (Expense), Income Taxes and Other Items
Interest expense of $4.9 million for the quarter and $9.7 million for the six-month period is lower than the previous year due to lower interest rates and lower debt levels.  The Company's weighted-average interest rate on long-term debt was 4.7% at September 30, 2003 and 4.8% at March 31, 2003.

Other, net for the current fiscal quarter primarily consists of interest income on notes receivable of $0.5 million, offset by equity pickup and other losses.  Other, net in the prior year included $1.0 million of interest income, with the remainder consisting primarily of equity pickup of earnings on joint ventures.  Other, net for the six-month period includes interest income on notes receivable of $1.1 million, again partially offset by other items.  In the comparable period for the prior year, other, net included $2.4 million of interest income on notes receivable, with the remainder consisting primarily of equity pickup of losses on joint ventures.

The Company recorded an income tax benefit of $6.7 million in the quarter ended June 30, 2003 as a result of the completion of a tax return audit by the Internal Revenue Service.  The Company had previously accrued deferred taxes related to certain deductions and tax positions taken on its return for the 1999 fiscal year in connection with its May
& Speh acquisition.  Excluding the deferred tax benefit, the Company's tax rate for both the quarter and the six months ended September 30, 2003 was 37.5%.  The Company's estimated tax rate for the full fiscal year is also 37.5%, excluding the deferred tax adjustment mentioned above and any additional adjustments related to previous years deferred tax liabilities.

The Company is regularly audited by federal and state tax authorities, which, from time to time, results in proposed assessments and/or adjustments to certain of the Company's tax positions.  The Company has established a deferred tax liability to cover its potential exposure resulting from certain tax deductions and exclusions taken by the Company in recent years for which no specific or clear guidance is included in the Internal Revenue Code and the possibility that the Company's position with respect to these deductions and/or exclusions could be challenged and disallowed by tax authorities.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2003 totaled $81.7 million compared to $117.5 million at March 31, 2003.  This decline is primarily the result of a decline in accounts receivable and an increase in accounts payable and the current portion of long-term obligations.  Cash provided by operating activities was $98.0 million in the six months ended September 30,
2003, as compared to $113.7 million for the same period in the prior year.  Net changes in operating assets and liabilities increased operating cash flow by $12.3 million in the current period and $23.9 million in the prior year.
The prior year included approximately $40 million of refunds of federal income taxes received in June 2002.
Depreciation and amortization of $71.0 million in the six months ended September 30, 2003 increased 26% over the same period in the prior year.

Accounts receivable days sales outstanding ("DSO") was 71 days at both September 30, 2003 and March 31, 2003 and is calculated as follows (dollars in thousands):

                                                        September 30,       March 31,
                                                             2003             2003
                                                       -----------------------------------
    Numerator - trade accounts receivable, net               $ 185,402       $ 189,704
                                                       -----------------------------------
    Denominator:
       Quarter revenue                                         241,095         239,459
       Number of days in quarter                                    92              90
                                                       -----------------------------------
           Average daily revenue                               $ 2,621         $ 2,661
                                                       -----------------------------------
    Days sales outstanding                                          71              71
                                                       ===================================

Investing activities used $23.5 million in the six months ended September 30, 2003, compared to $31.0 million in the same period in the prior year.  Investing activities in the current period included capitalized software development costs of $13.6 million, compared to $17.6 million in the prior year.  Capital expenditures were $4.6 million in the current period, compared to $4.9 million in the prior year. Cost deferrals were $10.0 million in the current period, compared to $7.3 million in the prior year.  Investing activities in the current year also included $5.0 million related to the Company's investment in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due in May 2007.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments that the Company was contingently liable for was $6.8 million as of March 31, 2003.  Investing activities also included the receipt of $7.7 million of proceeds from the disposition of operations, which included $6.7 million related to the sale of the Company's
Los Angeles outsourcing data center operation and $1.0 million in collections on a note from the sale of the DMI operation in a prior year.  Investing activities for the current period also included $1.4 million in payments received from investments, including $1.2 million from the Company's health care joint venture, which has been liquidated.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.  Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($17.3 million at September 30, 2003).  In the event that declines in the value of its investments occur and continue, the Company may be required to record temporary and/or "other than temporary" impairment charges of its investments.

The Company has generated free cash flows, as shown below (in thousands):

                                                                        For the six months ended
                                                                              September 30,
                                                                         2003                 2002
                                                                  -------------------- --------------------

                    Cash provided by operating activities            $ 98,034             $113,689
                    Proceeds from the disposition of assets               698                  200
                    Capitalized software development costs            (13,631)             (17,610)
                    Capital expenditures                               (4,624)              (4,916)
                    Deferral of costs                                 (10,032)              (7,348)
                    Proceeds from sale and leaseback                      ---                7,729
                                                                  -------------------- -------------------
                       Free cash flow                                $ 70,445            $  91,744
                                                                  ==================== ===================

Free cash flow is a non-generally accepted accounting principle ("GAAP") financial measure.  A non-GAAP financial measure is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's consolidated financial statements.  Free cash flow is defined as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.
Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, management nevertheless believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.  The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

Financing activities in the current fiscal period used $76.4 million, primarily as a result of the purchase of 3.8 million shares of common stock for an aggregate purchase price of $54.7 million.  The remainder of the financing activities relate to net repayments of debt and the sale of common stock through stock options and the employee stock purchase plan.

The Company has also incurred long-term obligations through non-cash investing and financing activities during the six months ended September 30, 2003 of $2.7 million for the acquisition of land, $18.3 million for the acquisition of data,
$9.2 million for the acquisition of enterprise software, $31.3 million for the acquisition of equipment under capital leases to service customers, and $2.6 million to construct a building under a construction loan.  Using capital leases and long-term license arrangements allows the Company to better match cash outflows with the resulting customer cash inflows.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions and for potential payments of dividends.  The Company has never paid cash dividends on its common stock, but may do so in the future.

Credit and Debt Facilities
The Company had available credit lines of $150 million of which $36.9 million was outstanding at September 30, 2003 compared to $28.8 million outstanding at March 31, 2003. The Company's debt-to-capital ratio, as calculated below, was
36% at September 30, 2003 compared to 34% at March 31, 2003 (dollars in thousands).

                                                              September 30,        March 31, 2003
                                                                   2003
                                                             -----------------     ----------------
    Numerator - long-term obligations                              $ 307,121             $ 289,677
                                                             -----------------     ----------------
    Denominator:
         Long-term obligations                                       307,121               289,677
         Stockholders' equity                                        539,309               562,556
                                                             -----------------     ----------------
                                                                   $ 846,430             $ 852,233
                                                             -----------------     ----------------
    Debt-to-capital ratio                                             36%                   34%
                                                             =================     ================

The increase is largely due to increases in long-term obligations as a result of the increase in the revolving credit and additional long-term obligations entered into during the current year, coupled with the decrease in stockholders'
equity as a result of treasury stock purchases.  Included in long-term obligations for both periods presented above are the Company's 3.75% convertible notes ("3.75% Notes") in the amount of $175 million, as discussed below.  The conversion price for the 3.75% Notes is $18.25 per share.  If the Company's common stock price increases above the conversion price, the 3.75% Notes may be converted to equity.

Off-Balance Sheet Items
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and an aircraft
("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  These synthetic lease arrangements provide the Company with a more cost-effective way to acquire equipment than alternative financing arrangements and better match inflows of cash from client contracts to outflows related to lease payments.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $16.7 million at September 30, 2003.  As of September 30, 2003, the total amount drawn under these synthetic operating lease facilities was $187.7 million, and the remaining capacity for additional funding (for computer equipment and furniture only) was $65.8 million.

The Company has recently begun construction of a new office building and data center in Phoenix, Arizona.  Total construction costs of this facility are expected to be approximately $15 million to $20 million and construction is expected to be completed in fiscal 2005.  The Company also plans to begin construction on an additional data center in
Little Rock, Arkansas later this fiscal year, and it is expected to be completed in late fiscal 2005.  Total construction cost of this facility is expected to be $10 million to $15 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third-party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at September 30, 2003 was
$5.6 million.

The Company was previously contingently obligated under certain leases that have been assumed by other parties.  The total future lease payments for which the Company was contingently liable was $6.8 million at March 31, 2003.  During the six months ended September 30, 2003, in conjunction with its investment in Battleaxe, LLC as discussed above, the
Company was released from this contingent liability.

At both September 30, 2003 and March 31, 2003, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were
$8.8 million at September 30, 2003 and $10.8 million at March 31, 2003.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at September 30, 2003
(dollars in thousands).  The column for 2004 represents the six months ending March 31, 2004.  All other columns represent fiscal years ending March 31.

                                                         For the years ending March 31,
                          ----------------------------------------------------------------------------------------------
                                                                                               There-
                            2004          2005          2006         2007          2008          after          Total
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Capital lease
     obligations           $13,079      $15,676        $8,625       $2,512        $1,054        $13,153       $54,099
Software and data
     license liabilities     7,733       18,265        16,497       11,932        13,656          6,932        75,015
Other long-term debt           148       12,335           104       36,985           104        176,147       225,823
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Total long-term
obligations                 20,960       46,276        25,226       51,429        14,814        196,232       354,937
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Synthetic aircraft lease
                               448          896           896          896           896          2,463         6,495
Synthetic equipment and
  furniture leases          13,401        9,062         2,729          607           253              -        26,052
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Total synthetic
  operating leases          13,849         9,958        3,625        1,503         1,149          2,463        32,547

Equipment operating
  leases                    11,812        17,714        8,312        1,982             -              -        39,820
Building operating
  leases                     3,934         6,144        5,663        5,674         5,174         56,621        83,210
Partnerships building
  leases                     1,068         2,122        2,123        2,134         2,144          2,202        11,793
Related party aircraft
  lease                        451            902         902          376             -              -         2,631
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Total operating lease
  payments                  31,114       36,840        20,625       11,669         8,467         61,286       170,001

Operating software
  license obligations        4,303        9,236         4,932        3,515         3,515          7,030        32,531
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Total operating lease
  and software license
  obligations               35,417       46,076        25,557       15,184        11,982         68,316       202,532
                          --------     ----------    ---------    ----------    ---------     ----------    ------------
Total contractual cash
  obligations              $56,377      $92,352       $50,783      $66,613       $26,796       $264,548      $557,469
                          ========     ==========    =========    ==========    =========     ==========    ============

Purchase commitment
  on synthetic
  aircraft lease              -             -            -           -            -          4,398         4,398
Purchase commitments
  on synthetic
  equipment and
  furniture leases       16,116         4,473        3,627          464        1,626             -        26,306
Other purchase
  commitments            40,921        24,945       19,328       18,381       12,665             -       116,240
                       ---------     --------     ---------    ---------    ---------    ----------    -----------
Total purchase
  commitments           $57,037       $29,418      $22,955      $18,845      $14,291      $  4,398      $146,944
                       =========     ========     =========    =========    =========    ==========    ===========

The synthetic lease term for the aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  The purchase commitment on the synthetic aircraft lease assumes the lease terminates and is not renewed and the Company elects to purchase the aircraft.

The related party aircraft lease relates to an aircraft leased from a business controlled by an officer.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $4.0 million at September 30, 2003) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment and furniture leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets.  The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.
Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2003 (dollars in thousands):

             Residual value guarantee on the synthetic
                 computer equipment and furniture lease                      $  14,939
             Residual value guarantee on synthetic
                 aircraft lease                                                  1,759
             Residual value guarantee on related party
                 aircraft lease                                                  4,019
             Guarantees on certain partnership and
                 other loans                                                     5,557
             Outstanding letters of credit                                       8,790

The total amount of the partnerships and other loans, of which the Company guarantees the portion noted above, are $13.7 million.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should also be noted that the Company has spent considerable capital over previous years building the AbiliTec infrastructure.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the Company also sells software and hardware to clients.  In fiscal
2002, the Company changed its policy of billing for these sales under extended payment terms or notes receivable, which were collectible generally over three years, to up-front payment by the client.  Therefore, the up-front expenditures of cash, which were previously repaid over the life of the agreement, are now generally being matched by up-front cash received from the client.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company's existing available debt and cash flow from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities.  However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the "Risk Factors" contained in Part I, Item 1. Business, of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003.

Acquisitions and Divestitures
Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  Management believes this acquisition will enable Acxiom to significantly increase the number of database records used for online marketing efforts and will provide additional sources of data collection.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that included up to $2.4 million of additional cash, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  During the quarter ended September 30, 2003, the purchase price contingencies were resolved.  As a result, the
Company is not required to pay the additional cash consideration or issue the shares of common stock, but will be required to issue the warrants.  The seller is disputing the number of warrants required to meet the $2 million warrant obligation.  The Company and the seller are preparing to go to arbitration to settle this issue, as well as certain other disagreements arising from the purchase transaction.  The Company has recorded the $2 million warrant liability in other accrued expenses.  Management expects the ultimate settlement of the disputed matters will not have a material impact on the consolidated financial statements.

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

Recent Developments
In early August 2003 management determined that Acxiom had experienced unlawful security breaches of its file transfer protocol ("FTP") server.  Unauthorized access to certain files occurred as a result of information being exchanged
between Acxiom and a number of clients via the FTP server.   Acxiom was among several companies whose security was
breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients and are investigating another company.  Acxiom is fully cooperating with the investigation, which involves multiple law enforcement agencies.

Only FTP files on a server located outside of the Acxiom firewall were compromised, and not all FTP files nor all clients were affected. No internal systems or databases were accessed, and there was no breach that penetrated the
Acxiom security firewall.  Based on the facts known to management, the Company does not believe that there is any risk of harm to individuals, and the Company does not expect any material adverse effect from this incident.

Acxiom has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  The Company has begun an additional comprehensive review of its systems and procedures to guard against similar incidents in the future.  Based on this incident, management is implementing improvements to its systems and procedures.

Other Information

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and Trans Union, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of Trans Union's interest in its Chicago data center and agreed to provide Trans Union with various data center management services.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by Trans Union to be elected to Acxiom's board of directors.  Trans
Union designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November
1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through
2002, Acxiom agreed to use its best efforts to cause two people designated by Trans Union to be elected to Acxiom's board of directors.  While these undertakings by Acxiom are in effect until the end of the current term of the agreement, which expires in August 2005, Acxiom has been notified that Trans Union does not presently intend to designate another individual to serve as director.  Acxiom and Trans Union amended the data center management agreement on October 1, 2002, expanding its scope to encompass Trans Union's client/server, network and communications infrastructure.  This amendment runs concurrent with the current term of the data center management agreement.  In addition to this agreement, the Company has other contracts with Trans Union related to data, software and other services.  Acxiom recorded revenue from Trans Union of $17.5 million and $13.2 million for the quarters ended September
30, 2003 and 2002, respectively, and $34.8 million and $ 25.8 million for the six months ended September 30, 2003 and
2002, respectively.

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

During the six months ended September 30, 2003, the Company acquired from Trans Union data to be used in certain of the
Company's products.  The $18.3 million cost, of which $6.7 million has been paid, is included in deferred costs on the accompanying condensed consolidated balance sheet.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the
United States.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Note 1 to the consolidated financial statements filed as a part of the Company's annual report on Form 10-K includes a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements.  In addition, the
Management's Discussion and Analysis filed as a part of the Company's annual report on Form 10-K contains a discussion of policies which management has identified as the most critical because they require management's use of complex and/or significant judgments.  The following paragraphs are intended to update that discussion only for the critical accounting policies or estimates that have materially changed since the date of the Company's last annual report.

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

    In completing step one of the test and making the assessment that no potential impairment of the Company's goodwill existed, management has made a number of estimates and assumptions.  In particular, the growth and discount rates used by management in determining the fair value of each of the Company's reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors.  In performing step one of the impairment analysis, management has used growth rates ranging from 5 percent up to 15 percent and used a discount rate of 12 percent, representing an approximation of the Company's weighted-average cost of capital, which resulted in a sizable excess of fair value over the net assets of each of the Company's reporting units.  Assuming the same growth rates, a discount rate of greater than 17 percent would be necessary to indicate potential impairment of at least a portion of the Company's goodwill balances, resulting in the need to proceed to step two of the impairment test.  Assuming the 12 percent discount rate but assuming no growth would also not indicate impairment.  Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No.
    131 and SFAS No. 142.  However, should a determination be made that such aggregation of some or all of the
    Company's reporting units is not appropriate, the results of step one of the goodwill impairment test might indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity."  SFAS No. 150 established standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of
SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003 and reported as a cumulative effect adjustment.  The Company adopted this statement, as required, effective July 1, 2003, resulting in no material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities."  Under
the provisions of FIN 46, the underlying assets, liabilities and results of activities of a large number of variable interest entities ("VIE's") would be required to be consolidated into the financial statements of a primary beneficiary.  All enterprises with variable interests in VIE's created after January 31, 2003 shall apply the provisions of FIN 46 immediately.  Entities with a variable interest in VIE's created before February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June
15, 2003.  The Company was required to apply the provisions of FIN 46 to its consolidated financial statements beginning
July 1, 2003.  Since the Company has terminated its real estate synthetic lease arrangement, there was no material impact from applying the provisions of FIN 46.

On November 21, 2002, the EITF reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple
Elements."   EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15,
2003.  Alternatively, EITF 00-21's guidance may be accounted for and reported as a cumulative-effect adjustment.  The
Company began applying the guidance of EITF 00-21 to its multiple element arrangements during the current quarter, resulting in no material impact on its financial position, results of operations or cash flows.

On May 28, 2003, the EITF reached a final consensus on Issue No. 01-8, "Determining Whether an Arrangement Contains a
Lease."  EITF 01-8 provides guidance in determining whether an arrangement with a customer contains a lease and also provides guidance on accounting for the leasing portion of the arrangement.  The Company is required to adopt the guidance in EITF 01-8 for any new or modified contractual arrangements agreed to or committed to after June 30, 2003.
While implementation of EITF 01-8 has not had a material impact on the Company's financial statements thus far, there may be an impact on new or newly modified outsourcing arrangements in the future.

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

o        the complexity and uncertainty regarding the development of new technologies;

o        the possible loss of market share through competition or the acceptance of the Company's technological offerings on a less rapid basis than expected;

o        the possibility that certain contracts may not be closed or close within the anticipated time frames;

o        the possibility that certain contracts may not generate the anticipated revenue or profitability;

o        the possibility that economic or other conditions, including recent world events such as the wars in
         Afghanistan and Iraq and the continuing threats of terrorism, might continue to have a negative impact upon the economy in general and upon the Company's business in particular, leading to a reduction in demand for Acxiom's products and services;

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
Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both September 30, 2003 and March 31, 2003, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of shareholders of the Company was held on August 6, 2003.  At the meeting, the shareholders voted on the following three proposals:

           1)     A proposal for the election of three directors - Voting results for each individual nominee were as follows:
                  Dr. Ann Hayes Die, 72,941,222 votes for and 4,630,134 votes withheld; Mr. William J. Henderson,
                  74,243,808 votes for and 3,327,548 votes withheld; and Mr. Charles D. Morgan, 73,175,417 votes for and
                  4,395,939 votes withheld.  These three elected directors will serve with the other current board members:  Rodger S. Kline, Stephen M. Patterson, and James T. Womble, whose terms will expire at the
                  2004 annual meeting, and William T. Dillard II, Harry C. Gambill, and Thomas F. (Mack) McLarty, III,
                  whose terms will expire at the 2005 annual meeting.

           2)     A proposal to increase the number of shares available to be issued under the Company's 2000 Associate Stock
                  Option Plan by 975,000 shares - Voting results for this proposal were as follows:  47,774,292 votes for;
                  29,733,067 votes against and 63,997 votes abstained.

           3)     A proposal to approve an amendment of the 2000 Stock Option Plan to allow the outside directors to receive options under the Plan - Voting results for this proposal were as follows:  48,907,494 votes for;
                  28,520,218 votes against; 143,644 votes abstained and 0 non-votes.

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

                                                     Acxiom Corporation

Dated:  November 10, 2003
                                                     By:      /s/ Jefferson D. Stalnaker
                                                        ---------------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)