Form 10-Q
period 2003-12-31
ACXIOM CORP
filed 2004-02-10
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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

                                                      Yes X                No

         The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of January 31, 2004 was 85,547,569.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                           December 31, 2003

                                                                                                 Page No.
        Part I.  Financial Information

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31,
                      2003 (Unaudited)                                                              3

                 Condensed Consolidated Statements of Earnings for the Three Months Ended
                      December 31, 2003 and 2002 (Unaudited)                                        4

                 Condensed Consolidated Statements of Earnings for the Nine Months Ended
                      December 31, 2003 and 2002 (Unaudited)                                        5

                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                      December 31, 2003 and 2002 (Unaudited)                                        6

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                  7 - 16

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            17 - 32

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    33

             Item 4.  Controls and Procedures                                                       34

        Part II.  Other Information

             Item 1.  Legal Proceedings                                                             35

             Item 6.  Exhibits and Reports on Form 8-K                                              35

        Signature                                                                                   36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)
                                                    (Dollars in thousands)

                                                                                             December 31,            March 31,
                                                                                                2003                   2003
                                                                                        ---------------------   -------------------
                               Assets
Current assets:
  Cash and cash equivalents                                                            $              17,648   $             5,491
  Trade accounts receivable, net                                                                     193,491               189,704
  Deferred income taxes                                                                               46,056                46,056
  Refundable income taxes                                                                              3,386                 2,576
  Other current assets                                                                                36,218                45,288
                                                                                        ---------------------   -------------------

        Total current assets                                                                         296,799               289,115

Property and equipment, net of accumulated depreciation and
    amortization                                                                                     245,534               208,306
Software, net of accumulated amortization                                                             64,427                63,095
Goodwill                                                                                             226,098               221,184
Purchased software licenses, net of accumulated amortization                                         153,423               161,432
Unbilled and notes receivable, excluding current portions                                             15,392                20,249
Deferred costs, net of accumulated amortization                                                      113,218               108,444
Other assets, net                                                                                     26,929                21,421
                                                                                        ---------------------   -------------------
                                                                                       $           1,141,820   $         1,093,246
                                                                                        =====================   ===================

                Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                                              57,006                29,491
  Trade accounts payable                                                                              27,456                28,760
  Accrued expenses
    Restructuring                                                                                          -                   584
    Payroll                                                                                           13,666                14,234
    Other                                                                                             41,087                38,689
  Deferred revenue                                                                                    66,314                59,907
                                                                                         --------------------   -------------------
    Total current liabilities                                                                        205,529               171,665
                                                                                         --------------------   -------------------
Long-term obligations:
  Long-term debt and capital leases, net of current installments                                     230,766               233,843
  Software and data licenses, net of current installments                                             53,119                55,834
                                                                                         --------------------   -------------------
                                                                                                     283,885               289,677
                                                                                        ---------------------   -------------------
Deferred income taxes                                                                                 86,024                69,348

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                                         9,104                 9,015
  Additional paid-in capital                                                                         344,194               333,715
  Retained earnings                                                                                  295,983               253,558
  Accumulated other comprehensive income (loss)                                                        3,553                (2,911)
  Treasury stock, at cost                                                                            (86,452)              (30,821)
                                                                                        ---------------------   -------------------
  Total stockholders' equity                                                                         566,382               562,556
                                                                                        ---------------------   -------------------
                                                                                       $           1,141,820   $         1,093,246
                                                                                        =====================   ===================

See accompanying notes to condensed consolidated financial statements.

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                        (Unaudited)
                                      (Dollars in thousands, except per share amounts)

                                                                         For the Three Months Ended

                                                                                December 31,

                                                            2003                                            2002
                                                     --------------------                            -------------------

Revenue                                             $            255,207                            $           257,961

Operating costs and expenses:
    Salaries and benefits                                         82,452                                         80,474
    Computer, communications and other equipment                  66,863                                         69,066
    Data costs                                                    32,642                                         28,748
    Other operating costs and expenses                            38,915                                         48,457
    Gains, losses and nonrecurring items, net                     (3,000)                                          (521)
                                                     --------------------                            -------------------
        Total operating costs and expenses                       217,872                                        226,224
                                                     --------------------                            -------------------
Income from operations                                            37,335                                         31,737
                                                     --------------------                            -------------------
Other income (expense):
    Interest expense                                              (4,702)                                        (5,088)
    Other, net                                                      (456)                                         1,064
                                                     --------------------                            -------------------
                                                                  (5,158)                                        (4,024)
                                                     --------------------                            -------------------
Earnings before income taxes                                      32,177                                         27,713

Income taxes                                                      12,233                                          8,176
                                                     --------------------                            -------------------
        Net earnings                                $             19,944                            $            19,537
                                                     ====================                            ===================
Earnings per share:

    Basic                                           $               0.23                            $              0.22
                                                     ====================                            ===================

    Diluted                                         $               0.22                            $              0.20
                                                     ====================                            ===================

See accompanying notes to condensed consolidated financial statements.

                                         ACXIOM CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                     (Unaudited)
                                   (Dollars in thousands, except per share amounts)

                                                                         For the Nine Months Ended

                                                                                December 31,

                                                            2003                                           2002
                                                     --------------------                           -------------------

Revenue                                             $            732,985                           $           718,763

Operating costs and expenses:
    Salaries and benefits                                        251,721                                       230,316
    Computer, communications and other equipment                 197,255                                       195,921
    Data costs                                                    95,113                                        87,478
    Other operating costs and expenses                           121,620                                       129,067
    Gains, losses and nonrecurring items, net                     (4,008)                                       (5,081)
                                                     --------------------                           -------------------
        Total operating costs and expenses                       661,701                                       637,701
                                                     --------------------                           -------------------
Income from operations                                            71,284                                        81,062
                                                     --------------------                           -------------------
Other income (expense):
    Interest expense                                             (14,356)                                      (15,485)
    Other, net                                                       430                                         2,607
                                                     --------------------                           -------------------
                                                                 (13,926)                                      (12,878)
                                                     --------------------                           -------------------
Earnings before income taxes                                      57,358                                        68,184

Income taxes                                                      14,933                                        22,656
                                                     --------------------                           -------------------
       Net earnings                                 $             42,425                           $            45,528
                                                     ====================                           ===================
Earnings per share:

    Basic                                           $               0.50                           $              0.51
                                                     ====================                           ===================

    Diluted                                         $               0.47                           $              0.49
                                                     ====================                           ===================

See accompanying notes to condensed consolidated financial statements.

                                            ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                  (Dollars in thousands)
                                                                                                       For the Nine Months Ended

                                                                                                              December 31,

                                                                                                           2003               2002
                                                                                                   -------------      -------------
Cash flows from operating activities:
  Net Earnings                                                                                    $      42,425        $    45,528
  Adjustments to reconcile net earnings to net cash provided by operations:
       Depreciation and amortization                                                                    107,745             88,354
       Gain on disposal or impairment of assets, net                                                     (1,008)               (39)
       Deferred income taxes                                                                             16,676             23,923
       Income tax benefit of stock options exercised                                                          -                157
       Changes in operating assets and liabilities:
               Accounts receivable                                                                       (2,387)            (4,041)
               Other assets                                                                              11,994             53,803
               Accounts payable and other liabilities                                                     2,455            (15,232)
               Restructuring and impairment costs                                                          (584)            (1,772)
                                                                                                ----------------      -------------
                 Net cash provided by operating activities                                              177,316            190,681
                                                                                                ----------------      -------------
Cash flows from investing activities:
  Proceeds received from the disposition of operations                                                    7,684                451
  Proceeds received from the disposition of assets                                                          737                200
  Payments received from investments                                                                      1,519                  -
  Capitalized software development costs                                                                (20,141)           (26,336)
  Capital expenditures                                                                                  (12,261)           (10,809)
  Deferral of costs                                                                                     (15,344)           (11,144)
  Investments in joint ventures and other investments                                                    (5,000)            (1,052)
  Proceeds from sale and leaseback transaction                                                                -              7,729
  Net cash paid in acquisitions                                                                               -            (14,105)
                                                                                                 ---------------      -------------
                 Net cash used by investing activities                                                  (42,806)           (55,066)
                                                                                                ----------------      -------------
Cash flows from financing activities:
  Proceeds from debt                                                                                    100,989             82,516
  Payments of debt                                                                                     (178,480)          (168,483)
  Sale of common stock                                                                                   10,984             14,353
  Acquisition of treasury stock                                                                         (56,047)            (3,399)
                                                                                                 ---------------      -------------
                Net cash used by financing activities                                                  (122,554)           (75,013)
                                                                                                ----------------      -------------
Effect of exchange rate changes on cash                                                                     201                124
                                                                                                ----------------      -------------
Net increase in cash and cash equivalents                                                                12,157             60,726
Cash and cash equivalents at beginning of period                                                          5,491              5,676
                                                                                                ----------------      -------------
Cash and cash equivalents at end of period                                                     $         17,648       $     66,402
                                                                                                ================      =============
Supplemental cash flow information:
  Cash paid (received) during the period for:
     Interest                                                                                  $         13,497       $     17,428
     Income taxes                                                                                          (986)           (40,420)
  Noncash investing and financing activities:
     Notes payable, common stock and warrants issued for acquisitions                                         -             28,486
     Acquisition of land in exchange for debt                                                             2,698                  -
     Acquisition of data under long-term obligation                                                      18,340                  -
     Notes received in exchange for sale of operations                                                        -              1,326
     Issuance of warrants                                                                                     -              1,317
     Enterprise software licenses acquired under software obligation                                     11,135              2,828
     Acquisition of property and equipment under capital lease                                           60,195              9,645
     Construction of asset under construction loan                                                        6,854                  -

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant", "Acxiom"
     or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     ("SEC" or "the Commission").  In the opinion of the Registrant's management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 20 of the Notes to Consolidated Financial Statements filed as a part of Item 8 of the Registrant's annual report on Form
     10-K for the fiscal year ended March 31, 2003 ("2003 Annual Report"), as filed with the Commission on June 9,
     2003. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2003 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2004.

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

     During the quarter ended June 30, 2003, in conjunction with an amendment to one of its purchased operating system software license agreements, the Company evaluated the remaining useful lives of certain of its purchased operating system software licenses.  Costs of purchased operating system software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  As a result of this review, the estimated remaining useful life of one of these licenses was extended from eight years to ten years and the estimated remaining useful life of another license was extended from four years to eight years.  At the same time, the Company adjusted its units-of-production estimates for future years.  As a result of these changes, amortization expense for these two licenses for the nine months ended December 31, 2003 was reduced from what it would have been without these changes.  The effect of the amendment, the changes in useful lives, and the changes in estimated units-of-production for the nine months ended December 31, 2003 was to increase earnings before income taxes by $4.6 million, increase net earnings by $2.9 million, increase basic earnings per share by $0.03, and increase diluted earnings per share by $0.03.

     Effective January 1, 2001, the Company changed its method of accounting for certain transactions, retroactive to
     April 1, 2000, in accordance with SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial
     Statements."  For the quarters ended December 31, 2003 and 2002, the Company recognized approximately $1.2 million and $2.9 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.  For the nine months ended December 31, 2003 and 2002, the Company recognized approximately $4.6 million and $11.0 million, respectively, in revenue that was included in the SAB 101 cumulative effect adjustment.

     Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings as previously reported.

2.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
                                                                 7

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

     During the fiscal year ended March 31, 2003 the Company received a payment from the Wards bankruptcy trustee in the amount of $0.5 million, which was recorded in gains, losses and nonrecurring items, net.  During the quarter ended December 31, 2003, the Company received an additional payment from the Wards bankruptcy trustee in the amount of $3.0 million, which was also recorded in gains, losses and nonrecurring items, net.

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
     The Company and the seller are preparing to go to arbitration to settle this issue, as well as certain other disagreements arising from the purchase transaction.  The Company has recorded the $2 million warrant liability in other accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2003.
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

     See note 13 for acquisition activity completed subsequent to December 31, 2003.

     During the quarter ended June 30, 2003, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due May
     2007.  The balance of the ownership investment of $4.6 million is included in other assets, net in the accompanying condensed consolidated balance sheet as of December 31, 2003.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the
     Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments for which the Company was previously contingently liable was $6.8 million as of March
     31, 2003.

4.       DIVESTITURES

     On June 27, 2003, the Company sold its Los Angeles outsourcing data center operation for $6.7 million in cash.  In connection with the sale, the Company accrued $1.3 million in other accrued expenses on the accompanying condensed consolidated balance sheet for its estimated liability on a building lease that was not assumed by the buyer and wrote off $1.2 million of goodwill.  The Company recorded a gain on the disposal of $1.0 million, net of the lease accrual and goodwill write-off, which is included in gains, losses and nonrecurring items, net for the nine months ended December 31, 2003.  This operation accounted for approximately $20 million in revenue in fiscal 2003, with no material impact on net earnings.

     During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its United Kingdom operations located in Spain and Portugal. During the quarter ended June 30, 2002, the
     Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss
                                                                8

     carryforwards.  Effective July 31, 2002, the Company sold its print shop business located in Chatsworth,
     California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million.  The Company recorded a gain associated with the disposition in
     Spain of $0.5 million during the nine months ended December 31, 2002, including the write-off of $0.1 million of goodwill.

     The following summarizes notes receivable from divestiture activities (dollars in thousands):

                                                                                 December 31,          March 31,
                                                                                     2003                 2003
                                                                             ------------------     ---------------
     Notes receivable from DMI, net of future credits of $3.6 million at
        December 31, 2003 and $3.7 million at March 31, 2003                         $ 8,793             $ 10,062
     Notes receivable from other divestitures                                          4,811                5,297
                                                                             ------------------     ---------------
                                                                                      13,604               15,359
     Less current portion                                                              3,315                2,662
                                                                             ------------------     ---------------
                                                                                    $ 10,289             $ 12,697
                                                                             ==================     ===============

5.   OTHER CURRENT AND NONCURRENT ASSETS

     Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see note 4), net of the current portions of such receivables.  The term of the unbilled and notes receivable is generally three years or less.  Other current assets include the current portion of the unbilled and notes receivable of $13.7 million and $21.9 million at December 31, 2003 and March 31, 2003, respectively. The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

     Other noncurrent assets consist of the following (dollars in thousands):

                                                                                 December 31,          March 31,
                                                                                     2003                 2003
                                                                             ------------------     ---------------
     Investments in joint ventures and other investments, net of
        unrealized gain or loss on available-for-sale marketable securities         $ 15,816             $ 13,463
     Other, net                                                                       11,113                7,958
                                                                             ------------------     ---------------
                                                                                    $ 26,929             $ 21,421
                                                                             ==================     ===============

6.   GOODWILL

     The changes in the carrying amount of goodwill, by business segment, for the nine months ended December 31, 2003, are as follows (dollars in thousands):

                                                        Data and
                                                        Software
                                      Services          Products          IT Management             Total
                                    -------------    ---------------    ------------------    ----------------
Balances at March 31, 2003           $  139,981            $6,045             $  75,158          $  221,184
Divestitures                                 --                --                (1,234)             (1,234)
Contingent consideration
      (note 3)                               --             2,000                    --               2,000
Foreign currency translation
     adjustment                           4,148                --                    --               4,148
                                    -------------    ---------------    ------------------    ----------------
Balances at December 31, 2003         $ 144,129            $8,045             $  73,924          $  226,098
                                    =============    ===============    ==================    ================

7.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (dollars in thousands):

                                                                                 December 31, 2003          March 31, 2003
                                                                                ----------------------   -------------------
  Convertible subordinated notes due 2009; interest at 3.75%                            $ 175,000             $ 175,000

  Revolving credit agreement                                                                   --                28,799

   Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%;
      remaining terms up to fifteen years                                                  73,054                32,753

  Other debt and long-term liabilities                                                     20,728                10,278
                                                                                ----------------------   -------------------
         Total long-term debt and capital leases                                          268,782               246,830

  Less current installments                                                                38,016                12,987
                                                                                ----------------------   -------------------
         Long-term debt and capital leases, excluding current installments              $ 230,766             $ 233,843
                                                                                ======================   ===================

  Software license liabilities payable over terms up to seven years; effective
      interest rates at approximately 6%                                                 $ 60,206              $ 72,338

  Long-term data license agreement, due over two years; interest at 6%                     11,903                    --
                                                                                ----------------------   -------------------
           Total license liabilities                                                       72,109                72,338

  Less current installments                                                                18,990                16,504
                                                                                ----------------------   -------------------
           License liabilities, excluding current installments                           $ 53,119              $ 55,834
                                                                                ======================   ===================

     The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $150 million.  Any borrowings under this facility will bear interest at LIBOR plus 1.50%, or at an alternative base rate or at the Federal funds rate plus 2.00%, depending upon the type of borrowing, are secured by substantially all of the Company's assets and are due July 2006.  At December 31, 2003, the facility had no outstanding balance, however, the interest rate under this credit facility would have been approximately 3% per annum.  Outstanding letters of credit at December 31, 2003 and March 31, 2003, which reduce the Company's borrowing capacity under the revolving credit facility, were $10.0 million and $10.8 million, respectively.

     Under the terms of some of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2003, the
     Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after December 31, 2004 as long-term in the accompanying condensed consolidated financial statements.

     During the first quarter of the current fiscal year, the Company completed a long-term data license agreement with Trans Union, a related party.  The related data asset of $16.6 million, net of amortization, is recorded in deferred costs on the accompanying condensed consolidated balance sheet.  This data will be used in certain of the Company's products.

8.   STOCKHOLDERS' EQUITY

     Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    For the quarter ended           For the nine months ended
                                                         December 31,                     December 31,
                                                    2003             2002             2003            2002
                                                --------------   --------------   -------------   --------------
             Basic earnings per share:
                   Numerator - net earnings        $ 19,944          $19,537         $42,425          $45,528
                   Denominator -
                      weighted-average shares
                      outstanding                    84,926           89,195          85,535           88,486
                                                --------------   --------------   -------------   --------------
                          Basic earnings per
                               share                 $ 0.23           $ 0.22          $ 0.50           $ 0.51
                                                ==============   ==============   =============   ==============
               Diluted earnings per share:
                  Numerator:

                      Net earnings                 $ 19,944          $19,537         $42,425          $45,528

                      Interest expense on
                          convertible debt
                          (net of tax benefit)        1,026            1,050           3,076            3,150
                                                --------------   --------------   -------------   --------------
                                                   $ 20,970          $20,587         $45,501          $48,678
                                                --------------   --------------   -------------   --------------
                     Denominator:
                      Weighted-average shares
                          outstanding                84,926           89,195          85,535           88,486
                      Dilutive effect of
                          common stock options
                          and warrants, as
                          computed under the
                          treasury stock method       2,082            1,740           1,874            2,187
                      Dilutive effect of
                          convertible debt, as
                          computed under the
                          if-converted method         9,589            9,589           9,589            9,589
                                                --------------   --------------   -------------   --------------
                                                     96,597          100,524          96,998          100,262
                                                --------------   --------------   -------------   --------------
                      Diluted earnings per
                               share                 $ 0.22           $ 0.20          $ 0.47           $ 0.49
                                                ==============   ==============   =============   ==============

     At December 31, 2003, the Company had options and warrants outstanding providing for the purchase of approximately 21.8 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                  For the quarter ended                    For the nine months ended
                                      December 31,                                December 31,
                                2003                   2002                  2003               2002
                        -------------------    -------------------     ---------------    ----------------
Excluded number of
    shares under
    options and
    warrants                   9,214                  13,835                11,846             11,608

Range of exercise
    prices                 $16.76 - 62.06         $15.38 - 62.06        $14.82 - 62.06     $15.38 - 62.06
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

                                                       For the quarter ended             For the nine months ended
                                                           December 31,                        December 31,
                                                      2003              2002              2003             2002
                                                  -------------     --------------     ------------    --------------
         Net earnings, as reported                  $ 19,944          $ 19,537           $ 42,425        $ 45,528

         Less: stock-based employee
              compensation expense under
              fair value based method, net
              of income tax benefit                    3,349             2,765              9,554           8,074
                                                  -------------     --------------     ------------    --------------
         Pro forma net earnings                     $ 16,595          $ 16,772          $  32,871       $  37,454
                                                  =============     ==============     ============    ==============
         Earnings per share:

               Basic - as reported                 $    0.23         $    0.22          $    0.50       $    0.51
                                                  =============     ==============     ============    ==============
               Basic - pro forma                   $    0.20         $    0.19          $    0.38       $    0.42
                                                  =============     ==============     ============    ==============
               Diluted - as reported               $    0.22         $    0.20          $    0.47       $    0.49
                                                  =============     ==============     ============    ==============
               Diluted - pro forma                 $    0.18         $    0.18          $    0.37       $    0.40
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
                                                                13

     The per-share weighted-average fair value of stock options granted during the nine months ended December 31, 2003 was $10.05 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rate of 4.43%; expected option life of ten years; and
     expected volatility of 50%.

9.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $2.9 million and $6.7 million, respectively, at December 31, 2003 and at March 31, 2003.  The decrease in the allowance account was due to the write-off of accounts receivable which had previously been included in the allowance account.  The reduction in the allowance account had no impact on the statement of earnings.

10.  SEGMENT INFORMATION

     The following tables present information by business segment (dollars in thousands):

                                                     For the quarter ended             For the nine months ended
                                                         December 31,                         December 31,
                                                  2003                2002              2003              2002
                                               --------------   -----------------   ---------------  ----------------
         Revenue:
              Services                            $ 191,697           $ 192,510        $  551,457        $ 540,772
              Data and Software Products             54,625              46,085           142,535          129,429
              IT Management                          66,323              65,985           189,235          179,332
              Intercompany eliminations             (57,438)            (46,619)         (150,242)        (130,770)
                                               --------------   -----------------   ---------------  ----------------
                                                                      $ 257,961        $  732,985
                                                  $ 255,207                                              $ 718,763
                                               ==============   =================   ===============  ================
          Income (loss) from operations:
              Services                           $   28,366          $   28,389       $    57,959       $   72,365
              Data and Software Products             18,614               9,348            32,763           20,146
              IT Management                           8,770               4,082            14,524            7,031
              Intercompany eliminations             (19,429)             (9,553)          (34,091)         (20,497)
              Corporate and other                     1,014                (529)              129            2,017
                                               --------------   -----------------   ---------------  ----------------
                                                $    37,335         $    71,737       $    71,284       $   81,062
                                               ==============   =================   ===============  ================

11.  COMPREHENSIVE INCOME (LOSS)

     The balance of accumulated other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $3.6 million income at December 31, 2003 and $2.9
     million loss at March 31, 2003.   Total comprehensive income was $24.1 million and $21.0 million, respectively, for the quarters ended December 31, 2003 and 2002 and $48.9 million and $48.8 million, respectively, for the nine-month periods ended December 31, 2003 and 2002.

12.  COMMITMENTS AND CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

     The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft ("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of one aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  In December 2003 the
     Company entered into a lease for an additional aircraft which expires in December 2013, with the Company having the option at expiration to purchase the aircraft at a fixed price or return the aircraft to the lessor.

     Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was
     $213.3 million and the Company has a future commitment for lease payments of $44.9 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $25.6 million at December 31, 2003.

     The Company also has an aircraft leased from a business controlled by an officer of the Company.  Should the
     Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.9 million at December 31, 2003.

     In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At December 31, 2003, the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.6 million.

13.  RECENT DEVELOPMENTS

     On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.  The acquisition will be accounted for as a purchase and is effective January 1, 2004.
     Management believes this acquisition will provide the Company with significant European data assets that will be complementary to the Company's service offerings and will give the Company an expanded presence in Europe.  The
     Company paid approximately $42 million dollars in cash (33.5 million euro) for the acquisition, which includes offices in England, France, The Netherlands, Germany, Spain, Portugal, and Poland.  The acquired companies are expected to add approximately $100 million in annual revenue.  The results of operations of the acquired companies will be included in the Company's consolidated results beginning January 1, 2004.

     In early August 2003 management determined that Acxiom had experienced unlawful security breaches of its file transfer protocol ("FTP") server.  Unauthorized access to certain files occurred as a result of information being
     exchanged between Acxiom and a number of clients via the FTP server.   Acxiom was among several companies whose
     security was breached.  Law enforcement authorities have arrested and charged a former employee of one of
     Acxiom's clients and are investigating another company.  Thus far, one individual has pled guilty and is awaiting sentencing.  Acxiom continues to fully cooperate with the investigation, which involves multiple law enforcement agencies.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Summary
----------------------------------

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are customer data integration technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States ("U.S.") and Europe, and in
Australia and Japan.

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

    *   Revenue was $255.2 million, compared to $258.0 million for the same quarter in the previous year;
    *   Diluted earnings per share were $0.22, compared to $0.20 per share in the same quarter a year ago;
    *   Earnings included a $3 million distribution from the Montgomery Ward bankruptcy and a loss of $1.4 million related to investments;
    *   The Company reported operating cash flow of $177.3 million for the nine months ended December 31, 2003 and free cash flow (as defined under "Capital Resources and Liquidity" below) of $130.3 million;
    *   New contracts signed during the quarter are expected to contribute annual revenue of $49 million and contract renewals are expected to generate $14 million in annual revenue; committed new deals are in the pipeline that are expected to generate $44 million in annual revenue;
    *   The Company completed a long-term strategic alliance with Accenture that is expected to drive new revenue and improve efficiency;
    *   The acquisition of Claritas Europe was completed effective January 1, 2004.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2003.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter or the nine-month period.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the
Company's condensed consolidated financial statements and footnotes included in Item 1 of this report.

Results of Operations
--------------------

A summary of selected financial information for the quarters and nine months ended December 31, 2003 and 2002 is presented below (dollars in millions, except per share amounts):

                                           For the quarter ended                      For the nine months ended
                                                December 31,                                 December 31,

                                    2003          2002          % Change         2003           2002         % Change
                                 ----------    -----------     -----------    ----------    ------------    -----------
      Revenue                     $  255.2       $  258.0         - 1%         $  733.0       $  718.8         + 2%
      Operating costs and
        expenses                     217.9          226.2         - 4             661.7          637.7         + 4
      Income from operations          37.3           31.7         +18              71.3           81.1         -12
      Diluted earnings per
        share                          0.22           0.20        +10               0.47           0.49        - 4

Revenues
The table below shows the Company's revenue by business segment for the quarters and for the nine months ended
December 31, 2003 and 2002 (dollars in millions).

                                           For the quarter ended                      For the nine months ended
                                                December 31,                                December 31,

                                     2003           2002         % Change         2003          2002          % Change
                                  ----------    -----------     -----------    ----------    ----------      ----------
      Services                    $  191.7       $  192.5            0%        $  551.5       $  540.8         +  2%
      Data and Software
        Products                      54.6           46.1          +19            142.5          129.4          +10
      IT Management                   66.3           66.0          + 1            189.2          179.3          + 6
      Intercompany eliminations      (57.4)         (46.6)         +23           (150.2)        (130.7)         +15
                                 ----------    -----------     -----------    ----------    ----------      ----------
                                   $ 255.2       $  258.0          - 1%        $ 733.0        $ 718.8           + 2%
                                 ==========    ===========     ===========    ==========    ==========      ==========

For the quarter ended December 31, 2003, the Company's revenue was $255.2 million, compared to revenue of $258.0 million in the same quarter in the prior year, reflecting a decrease of $2.8 million, or 1%.  New contracts signed during the current quarter are expected to contribute annual revenue of $49 million and contract renewals are expected to generate $14 million in annual revenue.  The Company's revenue continues to be impacted by a less than robust economic environment.  However, the Company's committed new business pipeline continues to be strong, representing annual revenue of $44 million.  The new business pipeline represents new business for which the
Company has been selected, but has not yet finalized the related contract.

For the nine months ended December 31, 2003, the Company's revenue was $733.0 million, compared to revenue of
$718.8 million in the same period for the prior year, reflecting an increase of $14.2 million, or 2%.

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

Services segment revenue for the quarter decreased slightly from the prior year.  Services segment revenue reflects increases from the automotive industry (up 22%) and the health care industry (up 27%), offset by decreases in the retail industry and the travel and entertainment industry.  Revenue from the financial services industry was about
the same as the prior year.    For the nine months ended December 31, 2003, Services segment revenue increased
$10.7 million compared to the prior year, due primarily to increases in the financial services industry of $13.5 million (5%) and the increase from the AISS acquisition of $7.6 million, offset by decreases in other areas.  The financial services industry increase for the nine-month period was partially due to increases in equipment sales of
$4.6 million.

Data and Software Products segment revenue during the quarter increased $8.5 million over the same quarter in the prior year and increased $13.1 million for the nine-month period.  The increases for both the current quarter and the year-to-date period reflect growth in software products and InfoBase analytic, suppression, telesource, and reference products offset by weakness in enhancement, e-products, and list products.

IT Management segment revenue increased slightly over the same quarter a year ago, and increased $9.9 million for the year-to-date period.  The IT Management increase included $2.3 million for the quarter and $6.4 million for the nine months in revenue which was also reported as revenue by the Services segment related to new contracts.  This increase is also reflected in the intercompany eliminations.  The remaining year-to-date increase is primarily attributable to an increase in revenue under the data center management agreement with Trans Union that was amended effective October 1, 2002 to encompass Trans Union's client/server, network, and communications infrastructure.
These revenue gains were partially offset by the decrease of $4.8 million for the quarter and $9.4 million for the nine months from the disposal of the Company's Los Angeles outsourcing data center operation.

Certain revenue, including all data and software product revenue and certain IT management revenue, is reported as revenue both in the segment which owns the client relationship (primarily the Services segment) as well as the segment which owns the product development, maintenance, sales support, etc.  These revenues, which are eliminated in consolidation, increased $10.8 million in the current quarter and $19.5 million for the nine-month period due to data and software products and IT management services being sold in the Services segment.

Operating Expenses
The following table presents operating expenses for the quarters and the nine months ended December 31, 2003 and
2002 (dollars in millions):

                                             For the quarter ended                     For the nine months ended
                                                  December 31,                                December 31,
                                      2003           2002          % Change        2003           2002       % Change
                                  -----------    -----------     ----------    ----------     ----------    ----------
     Salaries and benefits         $    82.5      $    80.5        +   2%       $    251.7     $    230.3     +   9%
     Computer, communications
         and other equipment            66.9           69.1        -   3             197.3          195.9     +   1
     Data costs                         32.6           28.7        +  14              95.1           87.5     +   9
     Other operating costs and
         expenses                       38.9           48.4        -  20             121.6          129.1     -   6
     Gains, losses and
         non-recurring items, net      (3.0)           (0.5)       + 476              (4.0)          (5.1)    -  21
                                   -----------    -----------     ----------    ----------     ----------    ----------
                                    $  217.9       $  226.2         -  4%         $  661.7       $  637.7     +   4%
                                   ===========    ===========     ==========    ==========     ==========    ==========

Salaries and benefits for the Company increased $2.0 million compared to the same quarter in the prior year.  The increase reflects the impact of decreased capitalization of salaries related to software development and customer setup activities of $1.3 million, as well as pay reinstatements in the prior year and pay increases effective in
August, offset by a $1.6 million decrease in salary and benefits due to the sale of the Los Angeles outsourcing data center in the current year.  The Company also accrued an additional $0.5 million of incentive compensation during the quarter.  Quarterly and annual payments of the incentive compensation are determined based on achievement of financial targets, including meeting earnings per share goals.  For the nine months ended December
31, 2003, salaries and benefits increased $21.4 million compared to the same period in the prior year.  The increase for the nine months is due to decreased capitalization of salaries related to software development and customer setup activities of $7.4 million and increases in bonus accruals of $5.7 million, as well as the pay reinstatements and increases referred to above, offset by a $3.4 million decrease due to the sale of the Los
Angeles outsourcing data center.
                                                        19

Computer, communications and other equipment costs decreased $2.2 million in the current quarter as compared to the same quarter a year ago.  The sale of the Los Angeles outsourcing data center accounted for $1.8 million of the decrease.  For the nine months ended December 31, 2003, the category increased $1.3 million.  The sale of the Los
Angeles data center accounted for a decrease of $4.2 million.  This decrease was offset by increases in depreciation, amortization, and rent.  The Company incurred significant software and capital expenditures in prior years to build the AbiliTec infrastructure, which is expected to become fully amortized over the next several years.

As discussed in note 1 to the accompanying condensed consolidated financial statements, during the first quarter the Company extended the remaining estimated useful lives of two purchased operating system software licenses and changed its units-of-production estimates for future years.  The result of these changes was to reduce amortization expense for the nine months ended December 31, 2003 by $4.6 million from what it would have been without these changes.

Data costs for the quarter increased $3.9 million over the comparable quarter in the prior year.  For the nine months ended December 31, 2003, these costs increased $7.6 million.  Data costs are primarily comprised of the cost of data to support the Allstate Insurance Company ("Allstate") contract, as well as fixed and royalty-based data that are used in the Company's InfoBase products.  The increases for both the current quarter and the nine-month period are primarily due to higher costs related to the Allstate contract.

Other operating costs and expenses decreased $9.5 million in the current quarter as compared to a year ago, while for the nine-month period other operating costs and expenses decreased $7.4 million.  In both the current quarter and year-to-date period, expenses related to postage and supplies on customer mailings were lower by $4.6 million and $8.4 million, respectively, but this was partially offset in the year-to-date period by higher cost of sales on equipment sold to clients.

For the nine months ended December 31, 2003, gains, losses and nonrecurring items consisted of the gain on disposal of the Company's Los Angeles outsourcing data center operation of $1.0 million recorded in the first quarter and a recovery from the Montgomery Ward bankruptcy trustee of $3.0 million during the third quarter.  Gains, losses and nonrecurring items for the nine months ended December 31, 2002 included a gain of  $0.5 million from the sale of the Company's Spanish operations recorded during the first quarter, a gain during the second quarter of $4.1 million due to the reversal of an accrual for "over-attainment" incentives, and a gain of $0.5 million related to a recovery from Montgomery Ward in the third quarter.

As a result of the factors noted above, income from operations increased from $31.7 million in the quarter ended
December 31, 2002 to $37.3 million in the quarter ended December 31, 2003, an increase of 18%.  For the nine months ended December 31, 2003 and 2002, income from operations was $71.3 million and $81.1 million, respectively.  Income from operations for the Services segment was $58.0 million in the current year-to-date period compared to $72.4 million in the comparable period in the prior year.  Consolidated operating margin was 14.6% for the quarter ended
December 31, 2003 compared to 12.3% for the prior year.

Other Income (Expense), Income Taxes and Other Items
Interest expense of $4.7 million for the quarter and $14.4 million for the nine-month period is lower than the previous year due to lower average interest rates and lower debt levels.  The Company's weighted-average interest rate on long-term debt was 4.9% at December 31, 2003 and 4.8% at March 31, 2003.  The weighted-average interest rate calculation at December 31, 2003 excludes the revolving credit facility, since there was no balance outstanding at December 31, 2003.  The interest rate on the revolving credit facility would have been approximately
3% at December 31, 2003.

Other, net for the current fiscal quarter primarily consists of interest income on notes receivable of $0.5 million, offset by a loss from equity pickup on joint ventures of $1.0 million.  The equity pickup includes approximately $1.4 million of losses related to joint ventures that are not expected to recur.  Other, net in the prior year included $0.9 million of interest income, with the remainder consisting primarily of equity pickup of earnings on joint ventures.  Other, net for the nine-month period includes interest income on notes receivable of
$1.6 million, again partially offset by equity pickup and other items.  In the comparable period for the prior year, other, net included $3.3 million of interest income on notes receivable, with the remainder consisting primarily of equity pickup of losses on joint ventures.
                                                        20

The Company recorded an income tax benefit of $6.7 million in the quarter ended June 30, 2003 as a result of the completion of an audit by the Internal Revenue Service.  The Company had previously accrued deferred taxes related to certain deductions and tax positions taken on its return for the 1999 fiscal year in connection with its May &
Speh acquisition.  In the third quarter of the current fiscal year, the Company recorded $0.2 million additional income tax expense upon the completion and filing of its March 31, 2003 tax returns.  Excluding the deferred tax benefit in the first quarter and the adjustment in the third quarter, the Company's tax rate for both the quarter and the nine months ended December 31, 2003 was 37.5%.  The Company's estimated tax rate for the full fiscal year is also 37.5%, excluding the adjustments mentioned above and any potential adjustments related to previous years deferred tax liabilities that might occur during the fourth quarter. For the quarter and nine months ended December
31, 2002 the tax rate was 29.5% and 33.2%, respectively, which reflects an adjustment of $1.8 million, net of federal tax impact, related to the utilization of state income tax loss carryforwards.

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

Capital Resources and Liquidity
-------------------------------

Working Capital and Cash Flow
Working capital at December 31, 2003 totaled $91.3 million compared to $117.5 million at March 31, 2003.  This decline is primarily the result of an increase in the current portion of long-term obligations.  Cash provided by operating activities was $177.3 million in the nine months ended December 31, 2003, as compared to $190.7 million for the same period in the prior year.  Net changes in operating assets and liabilities increased operating cash flow by $11.5 million in the current year-to-date period and $32.8 million in the prior year.  The prior year included approximately $40 million of refunds of federal income taxes received in June 2002.  Depreciation and amortization of $107.7 million in the nine months ended December 31, 2003 increased 22% over the same period in the prior year.

Accounts receivable days sales outstanding ("DSO") was 70 days at December 31, 2003 compared to 71 days at March
31, 2003 and is calculated as follows (dollars in thousands):

                                                         December 31,       March 31,
                                                             2003             2003
                                                       -----------------------------------

    Numerator - trade accounts receivable, net               $ 193,491       $ 189,704
                                                       -----------------------------------
    Denominator:
       Quarter revenue                                         255,207         239,459
       Number of days in quarter                                    92              90
                                                       -----------------------------------
           Average daily revenue                               $ 2,774         $ 2,661
                                                       -----------------------------------
    Days sales outstanding                                          70              71
                                                       ===================================

Investing activities used $42.8 million in the nine months ended December 31, 2003, compared to $55.1 million in the same period in the prior year.  Investing activities in the current period included capitalized software development costs of $20.1 million, compared to $26.3 million in the prior year.  Capital expenditures were $12.3 million in the current period, compared to $10.8 million in the prior year. Cost deferrals were $15.3 million in the current period, compared to $11.1 million in the prior year.  Investing activities in the current year also included $5.0 million related to the Company's investment in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the
Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due in May 2007.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the
Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments that the Company was contingently liable for was $6.8 million as of March 31, 2003.
Investing activities also included the receipt of $7.7 million of proceeds from the disposition of operations, which included $6.7 million related to the sale of the Company's Los Angeles outsourcing data center operation and
$1.0 million in collections on a note from the sale of the DMI operation in a prior year.  Investing activities for the current period also included $1.5 million in payments received from investments, including $1.2 million from the Company's health care joint venture, which has been liquidated.
                                                        21

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.  Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that
Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($15.8 million at December 31, 2003).  During the quarter ended December 31, 2003, the Company recorded losses on two real estate joint ventures in the amount of $1.4 million.  These joint ventures had declined in value by an amount greater than that recorded by the Company as a result of its equity pickup.  In the event that additional declines in the value of its investments occur and continue, the Company may be required to record temporary and/or "other than temporary" impairment charges of its investments.

The Company has generated free cash flows, as shown below (in thousands):

                                                                        For the nine months ended
                                                                              December 31,
                                                                        2003                 2002
                                                                  -------------------- --------------------

                    Cash provided by operating activities            $177,316             $190,681
                    Proceeds from the disposition of assets               737                  200
                    Capitalized software development costs            (20,141)             (26,336)
                    Capital expenditures                              (12,261)             (10,809)
                    Deferral of costs                                 (15,344)             (11,144)
                    Proceeds from sale and leaseback                      ---                7,729
                                                                  -------------------- -------------------
                       Free cash flow                                $ 130,307           $ 150,321
                                                                  ==================== ===================

Free cash flow is a non-generally accepted accounting principle ("GAAP") financial measure.  A non-GAAP financial measure is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's consolidated financial statements.  Free cash flow is defined as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.  The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.
                                                        22

Financing activities in the current nine-month period used $122.6 million, primarily as a result of the purchase of
3.9 million shares of common stock for an aggregate purchase price of $56.0 million.  The remainder of the financing activities relate to net repayments of debt and the sale of common stock through stock options and the employee stock purchase plan.

The Company has also incurred long-term obligations through non-cash investing and financing activities during the nine months ended December 31, 2003 of $2.7 million for the acquisition of land, $18.3 million for the acquisition of data, $11.1 million for the acquisition of enterprise software, $60.2 million for the acquisition of equipment under capital leases, and $6.9 million to construct facilities under construction loans.  Of the equipment acquired under capital leases, $17.2 million relates to capital leases for existing equipment on expired synthetic leases, and $28.7 million relates to new equipment required for customer contracts. In both cases, the cost of the equipment is generally recovered through customer billings.  Using leases and long-term license arrangements allows the Company to better match cash outflows with the resulting customer cash inflows.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions and for payments of dividends.  On February 4,
2004, the board of directors declared the Company's first quarterly cash dividend of four cents per share payable on March 8, 2004 to shareholders of record as of the close of business on February 16, 2004.  While Acxiom intends to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board at its discretion.  The Company estimates that the March 8, 2004 dividend payment will total approximately $3.4 million

Credit and Debt Facilities
The Company had available credit lines of $150 million of which none was outstanding at December 31, 2003 compared to $28.8 million outstanding at March 31, 2003. The Company's debt-to-capital ratio, as calculated below, was 33%
at December 31, 2003 compared to 34% at March 31, 2003 (dollars in thousands).

                                                                December 31,          March 31,
                                                                   2003                 2003
                                                             -----------------     ----------------
    Numerator - long-term obligations                              $ 283,885             $ 289,677
                                                             -----------------     ----------------
    Denominator:
         Long-term obligations                                       283,885               289,677
         Stockholders' equity                                        566,382               562,556
                                                             -----------------     ----------------
                                                                   $ 850,267             $ 852,233
                                                             -----------------     ----------------

    Debt-to-capital ratio                                             33%                   34%
                                                             =================     ================

Included in long-term obligations for both periods presented above are the Company's 3.75% convertible notes
("3.75% Notes") in the amount of $175 million, as discussed below.  The conversion price for the 3.75% Notes is
$18.25 per share.  If the Company's common stock price remains above the conversion price, the 3.75% Notes may be converted to equity by the holders.

Off-Balance Sheet Items
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft
("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $25.6 million at December 31, 2003.  Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $213.3 million, and the Company has a future commitment for lease payments of $44.9 million over the next ten years.

                                                        23

The Company has begun construction of a new office building and data center in Phoenix, Arizona.  Total construction costs of this facility are expected to be approximately $15 million to $16 million and construction is expected to be completed by October 2004.  The Company also plans to begin construction on an additional data center in Little Rock, Arkansas later this fiscal year, and it is expected to be completed in late fiscal 2005.
Total construction cost of this facility is expected to be $13 million to $14 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third-party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at December 31, 2003 was $5.6 million.

The Company was previously contingently obligated under certain leases that have been assumed by other parties.
The total future lease payments for which the Company was contingently liable was $6.8 million at March 31, 2003.
During the six months ended December 31, 2003, in conjunction with its investment in Battleaxe, LLC as discussed above, the Company was released from this contingent liability.

At both December 31, 2003 and March 31, 2003, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $10.0 million at December 31, 2003 and $10.8 million at March 31, 2003.

                                                        24

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at December 31, 2003
(dollars in thousands).  The column for 2004 represents the three months ending March 31, 2004.  All other columns represent fiscal years ending March 31.

                                                          For the years ending March 31,
                          ----------- -- ----------- - ----------- -- ----------- -- ----------- -- ----------- -- ------------
                                                                                                    There-
                              2004           2005          2006           2007           2008          after           Total
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------
Capital lease obligations    $13,564        $25,126       $12,462         $5,083         $2,378        $14,441          $73,054
Software and data
     license liabilities       3,409         19,257        16,783         12,072         13,656          6,932           72,109
Other long-term debt             458         16,207         1,060            231            231        177,541          195,728
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------

Total long-term
     obligations              17,431         60,590        30,305         17,386         16,265        198,914          340,891
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------
Synthetic aircraft
      leases                     755          3,021         3,021          3,021          3,021         14,407           27,246
Synthetic equipment and
     furniture leases          5,029          9,062         2,729            607            253             -            17,680
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------
Total synthetic
     operating leases          5,784         12,083         5,750          3,628          3,274         14,407           44,926

Equipment operating
     leases                    5,832         17,836         8,475          2,214              -             -            34,357
Building operating
     leases                    1,861          6,510         5,969          5,980          5,464         57,636           83,420
Partnerships building
     leases                      526          2,122         2,123          2,134          2,144          2,202           11,251
Related party aircraft
     lease                       226            902           902            376              -              -            2,406
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------
Total operating lease
     payments                 14,229         39,453        23,219         14,332         10,882         74,245          176,360

Operating software
     license obligations       2,152          9,236         4,933          3,515          3,515          7,030           30,381
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------
 Total operating lease
     and software
     license obligations      16,381         48,689        28,152         17,847         14,397         81,275          206,741
                          -----------    -----------   -----------    -----------    -----------    -----------    ------------

Total contractual cash
     obligations             $33,812       $109,279       $58,457        $35,233        $30,662       $280,189         $547,632
                          ===========    ===========   ===========    ===========    ===========    ===========    ============

                                                                25

                                                             For the years ending March 31,
                          -----------------------------------------------------------------------------------------------------
                              2004           2005          2006           2007           2008       There-after        Total
                          -----------    -----------    ----------    ------------    ----------    -----------    ------------
Purchase commitments on
  synthetic aircraft
  leases                          -              -              -             -               -        18,397           18,397
Purchase commitments on
  synthetic equipment
  and furniture leases        9,310          4,473          3,627           464           1,626             -           19,500
Other purchase
  commitments                25,896         26,515         20,278        18,670          12,665             -          104,024
                          -----------    -----------    ----------    ------------    ----------    -----------    ------------
Total purchase
  commitments               $35,206        $30,988        $23,905       $19,134         $14,291       $18,397         $141,921
                          ===========    ===========    ==========    ============    ==========    ===========    ============

The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, renew the lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  In December 2003 the Company entered into a synthetic lease for an additional aircraft which expires in November 2013, with the Company having the option at expiration to purchase the aircraft
at a fixed price or return the aircraft to the lessor.   The purchase commitment on the synthetic aircraft leases
assumes each lease terminates and is not renewed and the Company elects to purchase the aircraft.

The related party aircraft lease relates to an aircraft leased from a business controlled by an officer.  The
Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.9 million at December 31, 2003) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment and furniture leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets.  The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2003 (dollars in thousands):

             Residual value guarantee on the synthetic
                 computer equipment and furniture lease                      $  13,855
             Residual value guarantee on synthetic
                 aircraft leases                                                11,759
             Residual value guarantee on related party
                 aircraft lease                                                  3,900
             Guarantees on certain partnership and
                 other loans                                                     5,621
             Outstanding letters of credit                                       9,990

                                                        26

The total amount of the partnerships and other loans, of which the Company guarantees the portion noted above, are
$13.8 million.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It should also be noted that the Company has spent considerable capital over previous years building the
AbiliTec infrastructure.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the Company also sells software and hardware to clients.  In fiscal 2002, the Company changed its policy of billing for these sales under extended payment terms or notes receivable, which were collectible generally over three years, to primarily up-front payments by the client.
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

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.  The acquisition will be accounted for as a purchase and is effective January 1, 2004.
Management believes this acquisition will provide the Company with significant European data assets that will be complementary to the Company's service offerings and will give the Company an expanded presence in Europe.  The
Company paid approximately $42 million dollars in cash (33.5 million Euro) for the acquisition, which includes offices in England, France, The Netherlands, Germany, Spain, Portugal, and Poland.  The acquired companies are expected to add approximately $100 million in annual revenue.  The results of operations of the acquired companies will be included in the Company's consolidated results beginning January 1, 2004.

Recent Developments
In early August 2003 management determined that Acxiom had experienced unlawful security breaches of its file transfer protocol ("FTP") server.  Unauthorized access to certain files occurred as a result of information being
exchanged between Acxiom and a number of clients via the FTP server.   Acxiom was among several companies whose
security was breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients and are investigating another company.  Thus far, one individual has pled guilty and is awaiting sentencing.  Acxiom continues to fully cooperate with the investigation, which involves multiple law enforcement agencies.
                                                        27

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
-----------------

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
He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued
the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by Trans
Union to be elected to Acxiom's board of directors.  While these undertakings by Acxiom are in effect until the end of the current term of the agreement, which expires in August 2005, Acxiom has been notified that Trans Union does not presently intend to designate another individual to serve as director.  Acxiom and Trans Union amended the data center management agreement on October 1, 2002, expanding its scope to encompass Trans Union's client/server, network and communications infrastructure.  This amendment runs concurrent with the current term of the data center management agreement.  In addition to this agreement, the Company has other contracts with Trans Union related to data, software and other services.  Acxiom recorded revenue from Trans Union of $22.8 million and $21.5 million for the quarters ended December 31, 2003 and 2002, respectively, and $57.5 million and $47.3 million for the nine months ended December 31, 2003 and 2002, respectively.

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

During the nine months ended December 31, 2003, the Company acquired from Trans Union data to be used in certain of the Company's products.  The $18.3 million cost, of which $6.7 million has been paid, is included in deferred costs on the accompanying condensed consolidated balance sheet.  At December 31, 2003 the net book value of the data asset was $16.6 million.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

On December 17, 2003, the Company announced a long-term strategic alliance with Accenture to help clients in the retail, financial services, telecommunications, consumer products, and government sectors better use customer information to improve business results.  The alliance enables both Acxiom and Accenture to leverage each other's capabilities to develop solutions for clients.  Management expects the alliance with Accenture to drive new revenue as well as improve Acxiom's efficiency, leading to higher margins in the future.
                                                        28

Critical Accounting Policies
----------------------------

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
                                                        29

New Accounting Pronouncements
-----------------------------

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits."  This statement revises employers disclosures about pension plans and other postretirement benefit plans.  This statement will be effective for the Company for the fiscal year ended March 31,
2004.  The Company currently does not offer any defined benefit pension plans or other postretirement benefit plans, so the impact of this statement is not expected to result in a material impact to the Company's financial position, results of operations or cash flow.

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

In May 2003, the EITF reached a final consensus on Issue No. 01-8, "Determining Whether an Arrangement Contains a
Lease."  EITF 01-8 provides guidance in determining whether an arrangement with a customer contains a lease and also provides guidance on accounting for the leasing portion of the arrangement.  The Company is required to adopt the guidance in EITF 01-8 for any new or modified contractual arrangements agreed to or committed to after June 30,
2003.  While implementation of EITF 01-8 has not had a material impact on the Company's financial statements thus far, there may be an impact on new or newly modified outsourcing or services arrangements in the future.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities."
In December 2003, the FASB issued a revision of FIN 46.  Under the provisions of FIN 46, the underlying assets, liabilities and results of activities of a large number of variable interest entities ("VIE's") would be required to be consolidated into the financial statements of a primary beneficiary.  The Company was required to apply the provisions of FIN 46 to its consolidated financial statements beginning July 1, 2003.  Since the Company has terminated its real estate synthetic lease arrangement, there was no material impact from applying the provisions of FIN 46.

In November 2002, the EITF reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple
Elements."   EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, EITF 00-21's guidance may be accounted for and reported as a cumulative-effect adjustment.  The Company began applying the guidance of EITF 00-21 to its multiple element arrangements during the second quarter, resulting in no material impact on its financial position, results of operations or cash flows.

Forward-looking Statements
--------------------------

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
                                                        30

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

o        the possibility that the recovery from the previous three years' economic slowdown may take longer than expected or that economic conditions in general will not be as expected;

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
                                                            31

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

                                                             32

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on
Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both December 31, 2003 and March 31, 2003, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

As noted in note 13 to the condensed, consolidated financial statements, the Company completed the acquisition of the Claritas Europe group of companies, effective January 1, 2004.  As a result of this acquisition, the Company now has a larger presence in the United Kingdom and new presence in France, The Netherlands, Germany, Spain,
Portugal and Poland.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom's future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                                                                33

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

                                                                34

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

           (b)    Reports on Form 8-K

                  A report was furnished on October 22, 2003,  which reported that the Company  announced the results of its financial performance for the quarter ending September 30, 2003.

                                                                35

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

                                                     Acxiom Corporation
                                                     ------------------

Dated:  February 10, 2004
                                                     By:      /s/ Jefferson D. Stalnaker
                                                         ------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

                                                        36