Form 10-K
period 2004-03-31
ACXIOM CORP
filed 2004-06-14
CIK 733269

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

         For the fiscal year ended March 31, 2004
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
Yes [ X ] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of September 30, 2003 as reported on the Nasdaq National Market, was approximately $1,218,720,400.  (For purposes of determination of the above stated amount only, all directors, officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 11, 2004, was 86,286,850.

                                                   [THIS SPACE LEFT BLANK INTENTIONALLY]

Table of Contents                                                                                                             Page

Documents Incorporated by Reference ........................................................................................    4

                                                                 Part I

                                                                 Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
         of Equity Securities ..............................................................................................   32

Item 6.  Selected Financial Data ...........................................................................................   31

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............................   32

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ........................................................   32

Item 8.  Financial Statements and Supplementary Data .......................................................................   32

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ..............................   32

Item 9A. Controls and Procedures ...........................................................................................   32

                                                               Part III

Item 10. Directors and Executive Officers of the Registrant ................................................................   33

Item 11. Executive Compensation ............................................................................................   33

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ....................   33

Item 13. Certain Relationships and Related Transactions ....................................................................   33

Item 14. Principal Accountant Fees and Services ............................................................................   33

                                                               Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K ..................................................   34

Signatures .................................................................................................................   27

Financial Information ..............................................................................................   F-1 - F-65

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom's Proxy Statement for the 2004 Annual Meeting of Shareholders ("2004 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                                                PART I

                                   AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies may be obtained, free of charge, of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or
15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the
SEC.  Copies may also be obtained through the SEC's EDGAR site. Copies of these SEC filings were available on our website during the past fiscal year covered by this Form 10-K. In addition, at the "Corporate Governance" section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit, Compensation, Corporate Governance, and Nominating Committees of
the Board of Directors, and the codes of ethics applicable to directors, financial personnel and all employees.

Item 1.  Business

                                                                SUMMARY

Acxiom Corporation (Nasdaq: ACXM) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world. The core components of Acxiom's innovative solutions are
Customer Data Integration (CDI) technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the
United States and Europe, and in Australia and Japan.

Our products and services enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to maximize the value of their customer relationships and increase their profits.

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct
marketing, publishing, retail and telecommunications industries.  Some of our major clients include   Allstate, Bank of America,
BankOne, Baxter, Capital One, CitiGroup, City of Chicago, eFunds, Federated Department Stores, GE, General Motors, Guideposts,
Household, IBM, Information Services Inc., JP Morgan Chase, MBNA America, Philip Morris, Providian Financial, R.L. Polk, Sears,
Sprint and TransUnion.

We help our clients with:

o        Customer acquisition through our prospect marketing solutions

o        Customer growth and retention through our customer marketing solutions

o        Multi-channel integration through our real-time marketing solutions

o        Creation of a single-customer view through our customer recognition solutions

o        Database design, data content and data quality through our Customer Data Integration solutions, which include our
         AbiliTec®, Solvitur® and InfoBase® offerings

o        Large-scale data and systems management through strategic IT infrastructure outsourcing

Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.  We believe that we offer our clients the most technologically advanced, accurate and timely solutions available.  We enable businesses to develop and deepen customer relationships by creating a single, comprehensive customer view that is accessible, in real time, throughout the organization. We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process.

Information Services Industry

We believe the following trends and dynamics in the information services industry will continue to provide us with growth opportunities:

o        Information as an asset in Customer Relationship Management

o        Outsourcing managed services as a key growth area for CRM

o        Customer Data Integration recognized as "central to success" in CRM

o        Customer recognition becoming paramount concern

o        Increasing amount of raw data to manage

o        Growth in technology partnering

o        Evolution of one-to-one marketing

Competitive Strengths

We intend to reinforce our position as a leading provider of customer and information management solutions by capitalizing on our competitive strengths, which include:

o        Ability to design, build and manage large-scale databases, leveraging our Customer Information InfrastructureSM grid technology and our Solvitur marketing database framework

o        Our industry-leading Customer Data Integration products and services

o        Real-time customer recognition software and infrastructure

o        Accurate and comprehensive data content

o        Comprehensive IT outsourcing services

o        Ability to attract and retain talent

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

Growth Strategy

Using our competitive strengths, we are continuing to pursue the following strategic initiatives:

o        Reinforce our leadership in building Customer Data Integration products and services, fully implement our Customer
         Information Infrastructure grid technology, and leverage our consulting and analytics capabilities

o        Encourage the sales and marketing of all of our products and services under the "One Acxiom" concept, thereby capturing cross-selling opportunities

o        Further penetrate existing and new client industries and continue development of applications for fraud detection, risk management, privacy and security

o        Continue to expand data content

o        Continue to pursue international opportunities, and expand our products and services so that our multinational clients can globally utilize Acxiom offerings

o        Continue to seek alliances and acquisitions

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

The complexity and uncertainty regarding the development of new high technologies affects our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of innovative products and technology. We are also potentially affected by:

o        longer sales cycles for our solutions due to the nature of that technology as an enterprise-wide solution;

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

As a result of the economic recession over the past few years, we experienced a reduction in the demand for our products and services as our clients looked for ways to reduce their expenses.  Although the economy has improved significantly over the past twelve months, how our clients procure our products and services has changed in some instances.  Many clients are negotiating their contracts through a contracts procurement representative rather than through their business leaders.  In the face of increasing demands by clients for price reductions and discounts, we are challenged with pricing our products and services so as to be able to make reasonable profits.  We likewise continue to be challenged with controlling our expenses, given that a significant portion of our costs are fixed.  If we are not successful in meeting these challenges, we could suffer lower net income and earnings per share
In addition, world events such as the situation in Iraq and the continuing threats of terrorism may have a negative impact upon the economy in general and upon our business as well, if our clients become hesitant to embark on discretionary spending programs.

Changes in legislative, judicial, regulatory, cultural or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data.

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy issues.  Restrictions could be placed upon the collection, management, aggregation and use of information that is legally available, which could result in a material increase in the cost of collecting some kinds of data. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients' requirements.

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

Failure to attract and retain qualified associates could adversely affect our business.

Competition for qualified technical, sales and other personnel is often intense, and we periodically are required to pay premium wages to attract and retain good associates. There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other associates necessary to conduct our operations successfully.

The nature and volume of our customer contracts may affect the predictability of our revenues.

While approximately 80% of our total revenue is currently derived from client contracts with initial terms of at least two years, these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from customers with long-term contracts is not necessarily "fixed" or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related. Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers. In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

Our operations outside the U.S. subject us to risks normally associated with international operations.

We conduct business outside of the United States. During the last fiscal year, we received approximately 8% of our revenues from business outside the United States.  In the fourth quarter of fiscal 2004 we completed the acquisitions of Claritas Europe and
Consodata S.A., and as part of our growth strategy we plan to continue to pursue opportunities outside the U.S.  Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control.  These factors include legislative, judicial, accounting, regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements. In order to successfully expand non-U.S. revenues in future periods, we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances. To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited, and our operating results could be materially adversely affected.  In general, each of our foreign locations is expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on our future costs or on future cash flows from foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.  Additional risks inherent in our
non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.  The various risks which are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

We could experience a breach of the security of our computer systems.

We operate extremely large, powerful and complex computer systems. Unauthorized third parties could attempt to gain entry to such systems for the purpose of stealing data or disrupting the systems. We believe that we have taken adequate measures to protect them from intrusion, but in the event that our efforts are unsuccessful we could suffer significant harm.

Failure to favorably negotiate or effectively integrate acquisitions or alliances could adversely affect our business.

Recently our growth strategy has included growth through acquisitions and strategic alliances. While we believe we will be able to successfully integrate recently acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. Our failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions and alliances into our existing operations could result in decreased revenues, net income and earnings per share.

Decline in value of investments could negatively impact us.

Due to the general recession in the market that took place over the past few years, several of our investments in other ventures have declined and could continue to decline in value.  While several of the investments have been written down accordingly, others could also be subject to future write-down in the event their values become impaired.

Postal rate increases and disruptions in postal services could lead to reduced volume of business.

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. The last increase in the U.S. was in June 2002. While no further increases are expected until 2006, it is possible that increases could occur sooner.  Postal rate increases could force direct mailers to mail fewer pieces and to target their prospects more carefully.
Additionally, the amount of direct mailings could be reduced in response to disruptions in and concerns over the security of the
U.S. mail system, its global counterparts, and other delivery systems.  Such responses by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.

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

                                                           ACXIOM'S BUSINESS

Overview

We integrate data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world. The core components of Acxiom's innovative solutions are Customer Data Integration
(CDI) technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States and
Europe, and in Australia and Japan.

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

Information Services Industry

In today's technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses.  The information services industry provides a broad range of products and services designed to help companies manage customer relationships. Acxiom's combination of technology, services, and premier data content allow us to provide the customer information infrastructure that enables our clients to efficiently access and manage information throughout the enterprise.  We're doing this on an increasingly global scale as our clients ask us to provide the same services we've delivered in the U.S. to their global efforts.  The ability to create global solutions was the driving motivation behind our recent acquisitions of Claritas Europe and Consodata, which solidified our presence in the European market.

Acxiom's services help our clients answer important business questions such as:

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

Information as an asset in Customer Relationship Management

More and more companies are realizing that the various types of data they gather and maintain - customer, product, financial, sales and marketing - can be a competitive resource for acquiring and retaining customers, provided that the information is well maintained and optimized throughout the organization.  Gone are the days when companies thought they could buy a piece of Customer
Relationship Management (CRM) software and magically have better relationships with their customers.  Today, companies understand that CRM is a business strategy, not a piece of software, and that management of their information assets is one of the keys for turning the promises of CRM success into reality.  In fact, Gartner, Inc., a leading international industry analytical, research and advisory =firm, reported recently that ignoring data quality is the #1 reason CRM fails.

A recent Gartner report entitled "The Nine Ways in Which CRM Will Change" (Scott Nelson, January 15, 2004) says that the key to enterprises being able to deal effectively with their customers is to know them - who their customers are, what they want, why they want it, and what the key levers are.  It's also critical, says Gartner, to know how to use that information.  The more enterprises know about their customers, the more they can do with that information to improve the likelihood of sales and improve the levels of service.  Gartner predicts that enterprises will need to invest substantially more in analytics and accurate data.  They found that the average CRM solution currently devotes only about 10-12% of the total expenditures to issues of data, including capture, storage, access and analysis.  Their research suggests this will grow to 25% within five years (0.7 probability), and that some organizations will need to spend even more.

Outsourcing managed services as a key growth area for CRM

Gartner predicts the CRM services market will climb to $22.2 billion by 2006, up from $14.8 billion in 2002, a compound annual growth rate of 8.4%.  Gartner expects outsourcing of CRM Services to be a key area for future growth.  According to Gartner, companies are recognizing that a focus on their core competencies yields a higher competitive advantage.  Increasingly, these companies are outsourcing non-core business processes and IT management.  Managed services are consequently expected to be high-growth areas in the professional services market in CRM.

Customer Data Integration recognized as "central to success" in CRM

Gartner reports that the CRM services market is moving toward process-focused solutions that allow enterprises to unite multiple areas more easily.  In the past, the CRM market has been focused heavily on features and functions. According to Gartner, this shift will put increased emphasis on integration, middleware, databases, standards and interoperability.  Gartner also concludes that customer data integration (CDI) is central to success in process-centric CRM.

CDI can best be described as the combination of the technology, processes and services needed to create and maintain an accurate, timely and complete view of the customer across multiple channels, business lines and, potentially, enterprises, where there are multiple sources of customer data in multiple application systems and databases.  In different ways, both the real-time enterprise and business process fusion depends on having this "single view of the customer."  The ability to successfully target, acquire, develop and retain customers depends on the availability, at the time and place of need, of high quality, comprehensive, up to date customer information and insight.

Gartner reports that the CDI category is a strong and healthily growing sector. By 2008, Gartner says, 50% of large enterprises with a heterogeneous customer data environment will have started implementing a solution for CDI (0.7 probability); through 2010, fewer than 33% of global enterprises will have a true enterprise view of the customer (0.7 probability), leaving significant room for continued growth for the CDI sector.

Customer recognition becoming a paramount concern

How does a company know that the customer on the phone is the same one that was on its Web site one hour ago? Is it the same person, or is it just someone using that customer's computer?  Gartner concludes that enterprises need to have a federated ID system that allows them to link up all interactions with a customer quickly and accurately.  Such a constant ID system will be necessary, says
Gartner, to take advantage of an environment where technology is modified to that customer's desires and, in the process, enabling the enterprise's CRM system to have a chance to truly support them.  If an enterprise cannot be sure of who the customer is, and how to link that customer to the database and profiles it has created, Gartner predicts that the enterprise's investments in CRM will be seriously compromised.

Another application for Customer Recognition solutions is in a company's efforts to combat fraud and identity theft. As customer contact channels proliferate and data volumes explode, the opportunity for fraudulent activity multiplies.  Customer recognition capabilities are an important tool to verify that customers are who they say they are.  According to Gartner, consumers reported an
80% rise in identity-theft-related fraud from 2002 to 2003.  And banks say the average value of a fraudulent transaction is $6,795.
At this pace it is logical to see why enterprise risk management is listed in a recent Gartner report as a top concern this year for financial services firms.

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
Advances in computer and software technology have also unlocked vast amounts of customer data, which historically was inaccessible, further increasing the amount of existing data to manage and analyze.  As these data resources expand and become more complex, it also becomes increasingly difficult to integrate all the fragmented, disparate and often outdated information.  The challenge to obtaining accurate and complete customer data lies in obtaining, enhancing and integrating data from across an organization to form a single, comprehensive view of individual customers.

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

o        taking advantage of world-class expertise in particular specialty areas

o        benefiting from the cost efficiencies of outsourcing

o        avoiding the organizational and infrastructure costs of building in-house capability

o        benefiting more from the latest technologies

Evolution of one-to-one marketing

Advances in information technology, combined with the ever-increasing amounts of raw data and the changing household and population profiles in the United States, have spurred the transition from traditional mass media to targeted one-to-one marketing.  One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message.
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

Ability to design, build and manage large-scale databases, leveraging our Customer Information Infrastructure grid technology and our Solvitur marketing database framework

We have extensive experience in designing, developing, managing and operating massively large-scale databases for some of the world's largest companies, including AT&T Wireless, Allstate, CitiGroup, General Electric Capital Corporation, Federated
Department Stores, IBM and Sears. Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information. We currently house more than 1,000 terabytes of disk storage for database solutions. A terabyte is approximately one trillion bytes, and is the scale often used when measuring large computer storage.

We provide a complete solution that starts with consulting, integrates data content, applies data management technology and delivers
CRM applications to the desktop. Our open system environment allows our clients to use a variety of tools, and provides the greatest flexibility in analyzing data relationships. This open system environment also optimizes our clients' requirements for volume, speed, scalability and functional performance.

To complement our historical database expertise, Acxiom has developed its Customer Information Infrastructure grid computing technology, which consists of a large collection of high-end PC's working together in an internal network.  As a unit they provide the functions of a traditional computer such as storage, computations, security, and data management at a fraction of the cost, with significantly higher performance.  It is Acxiom's ultimate goal to move most of its current client processing off mainframes and dedicated servers to the Customer Information Infrastructure grid technology framework.  Currently, nearly all of our clients are having at least some work processed on the grid, and management is focused on rapidly moving as much customer processing to the grid as possible.

Grid technology works by breaking down large jobs into smaller, separate tasks, then assigning them to computers linked together in the grid.  Large mainframe computers process jobs linearly, i.e., they must first complete one task before going on to the next.
Grids, on the other hand, can process separate tasks simultaneously, thereby providing much faster results.  The grid system also maximizes each computer's excess power capabilities, which typically are not fully utilized.  Computers connected through the grid can be called into service to assist other computers during peak workload periods, thereby making the most of their combined available power.  Utilization of the grid enables our clients to avoid multi-million dollar up-front investments in servers, resulting in significant cost savings.  In addition, the grid enables us to offer our services to a broader range of clients, including companies whose processing needs are on a much smaller scale than that of our historical clientele.  Processing time is materially reduced using grid technology. For example, jobs that could take up to eight hours on a mainframe can be completed in 20 minutes in the grid. In addition, grid technology enables significantly more archived data to be housed on scalable, less expensive data storage for long-range trending and analysis purposes.

With this expertise, Acxiom provides both traditional batch marketing solutions as well as real-time solutions, both via our
Solvitur marketing database framework.  We believe that through this framework -- which leverages large-scale databases, the grid technology, InfoBase and AbiliTec -- Acxiom is leading the industry in a fundamental shift from traditional linear campaigns to continuous campaign management.  We offer our clients weekly, daily and even real-time updates, thereby dramatically increasing the frequency with which they can execute marketing campaigns.  The competitive advantage that may be gained by our clients is improved marketing offers that drive a greater response, in addition to increasing the timeliness of campaigns and the revenues generated.
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

AbiliTec permits up-to-the-minute updating of consumer and business information with our data, thereby creating a new level of data accuracy within the industry. By applying this unique, patented technology, we are able to properly cleanse data and eliminate redundancies, update the data to reflect real-time changes, and combine our external data with our clients' internal data.

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

o        Basing marketing and other business decisions on more accurate data. In the world of customer or prospect data warehouses, fresher information equals more accurate information. Integration of correct names and addresses also ensures more accurate data is reflected for the customer or prospect.

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

Secure delivery of information over the Internet or via private network, as opposed to traditional delivery through CD-ROM, floppy discs, tape cartridges or tapes, significantly reduces the turnaround time from days to minutes or sub-seconds and reduces the operating costs associated with extended processing and turnaround.

Accurate and comprehensive data content

We believe that we have the most comprehensive and accurate collection of United States consumer, property and telephone marketing data available from a single supplier. We believe we process more mailing lists than any other single company in the United States.
Our InfoBase consumer database contains approximately 17 billion data elements, which we believe covers over 95% of all households in the United States.  Our real estate database, which includes most major United States metropolitan areas, covers approximately 70 million properties in a majority of the states. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for listed business and consumer telephone numbers in the United States and
Canada. Our clients use this data to manage existing customer relationships and to target prospective customers.

Acxiom's offerings in Europe are closely aligned with those in the U.S.  The recent acquisitions of Claritas Europe and Consodata
S.A. have significantly enhanced Acxiom's offerings in terms of data services and customer information throughout Europe.  Acxiom provides leading customer information in the seven European countries in which it now has physical operations, including the United
Kingdom, France, The Netherlands, Germany, Spain, Portugal, and Poland.  The customer information and segmentation offerings are similar to Acxiom's InfoBase in the U.S. and in the U.K. While there are some differences between InfoBase in the U.S. and the U.K.
and differences country-to-country for the InfoBase equivalents that have been acquired with the Claritas Europe and Consodata acquisitions, the core value proposition to Acxiom clients remains the same regardless of location.

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

Comprehensive IT Outsourcing Services

We offer clients comprehensive, integrated information management solutions tailored to their specific needs. Our total solution approach is a competitive strength because it allows our clients to use a sole service provider for all of their information management needs. Our information technology solutions cover the computing requirements of our clients, ranging from full mainframe and midrange information processing centers to desktop applications. We currently operate several large mainframe and midrange data centers, manage numerous networks and host Internet applications. We offer information management services in the following areas:

o        Mainframe platform operations              o        Redundant infrastructure availability services

o        Midrange and client/server platform        o        High-speed electronic printing and distribution
         outsourcing                                         services

o        Network management                         o        Web hosting management

Ability to attract and retain talent

We believe our progressive culture allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce. Our culture is based on concepts such as leadership, associate development, and continuous improvement. Our business culture rewards customer satisfaction, associate satisfaction and profitability. In addition to our culture, our extensive geographic presence, with locations in the United States, Europe, Australia and Japan, has enhanced our ability to attract talented associates.

Acxiom has consistently been recognized for its leadership in a number of areas, including technical innovation and marketplace excellence, and the company continued to receive such honors in 2003 and 2004.

Acxiom was named a finalist in the "Most Innovative Company" category by the 2004 American Business Awards for our development of grid computing systems for large commercial applications, and Acxiom leaders were invited to speak at a number of prestigious
events, including the Grid Today 04 conference in Philadelphia, regarding this technology.   Publications as diverse as Fortune,
Database Trends & Applications, and Internet Retailer have recognized Acxiom's leadership role in the new grid-based technology.

Significant awards Acxiom has announced since January 2003 include:

o        Check Point Customer Excellence Award for cutting edge security practices

o        The Data Warehousing Institute's Award for its 2004 "Best Practices in Data Warehousing" awards based on Acxiom's leadership in grid computing

o        Gold SMART Award for "Best Marketing Database Software" from British business magazine Direct Response

o        U.S. Postal Service Special Achievement Award for promoting innovation and leadership in the industry

o        Fortune magazine in January 2003 named Acxiom as one of the "100 Best Companies to Work For" in America, an honor the company had received four previous years

o        DM Review 100 honoree for the fourth consecutive year

o        Torch Award for Marketplace Ethics from the Better Business Bureau of Arkansas

Growth Strategy

Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

Reinforce our leadership in building Customer Data Integration products and services, fully implement our Customer Information
Infrastructure grid technology, and leverage our consulting and analytics capabilities

Our primary initiatives are AbiliTec-driven Customer Data Integration solutions, including our real-time Solvitur solution, combined with our traditional consulting and analytical services.  We provide strategic consulting to our clients regarding creation and measurement of CRM programs and the related infrastructure, particularly in the financial, banking and retail communities, and in the privacy arena. Our Customer Information Infrastructure grid technology enables us to provide our clients with what we believe to be the industry's most accurate and cost-effective means to integrate their customer and prospect data across the entire organization. We then provide the capability to further enhance and add decision-making intelligence to that data with external data, including our InfoBase data products. All of these Customer Data Integration processes can take place in a traditional batch mode or in real time over the Internet or via private network.

Our technologies are available to a broad range of clients that desire to better manage their existing and prospective customer relationships and to integrate disparate databases.  We are continually developing AbiliTec-enabled solutions to improve data quality, streamline production, reduce costs and increase the efficiency of our clients' marketing and database initiatives.

We are marketing AbiliTec, Solvitur and InfoBase through our internal sales organization as well as through our strategic alliances, including leading CRM software solution providers such as IBM and SAS Institute, and systems integrators such as Accenture and IBM.
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

Continue to expand data content

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

Continue to pursue international opportunities, and expand our products and services so that our multinational clients can globally utilize Acxiom offerings

Since 1986, we have had a presence in Europe, primarily in the United Kingdom and France.  In the fourth quarter of fiscal 2004 we significantly expanded our European operations through the acquisitions of Claritas Europe and Consodata S.A., two of Europe's
premier data providers with offices in The Netherlands, Germany, Spain, Portugal and Poland, as well as in France and the United
Kingdom.   As a result of these acquisitions Acxiom is now well-positioned to help its international clients improve their marketing effectiveness and prospecting results in the European markets.  Among the existing clients of the acquired companies are some of the world's most successful companies in the financial services, automotive, retail, consumer durables, mail order, publishing, telecommunications, utilities, and travel and leisure industries.  We expect to maintain these relationships, as well as acquire additional multinational clients doing business in Europe.  Similar to Acxiom's InfoBase products in the U.S., Claritas Europe's and
Consodata's combined products provide the largest source of consumer lifestyle databases and behavioral information available to marketers across Europe. We intend to focus on the integration of these two new businesses into the "One Acxiom" business model, and to continue to look for additional opportunities to expand our product and service offerings in the European marketplace.

Since 1999, we have been offering our products and services in Australia and New Zealand, including Customer Relationship Management services, data warehousing, merge purge, analytics, InfoBase data, TeleAppend, Best Address, and verification.  In 2000 we entered the Japanese market by purchasing a minority interest in a Japanese consumer data firm. Our activities in Japan currently consist of data hygiene, marketing campaign data and consulting services. We are in the process of localizing our product and service offerings for the Japanese market and hope to expand our offerings through the Japanese offices of U.S. and European corporations and to large
Japanese firms which are active or which expect to be active in direct marketing and CRM strategies.  Similar initiatives have been undertaken in Latin America with the objectives of providing services to our global customers who are either already active in or entering this marketplace. Our primary focus has been to develop infrastructure and build partner relationships in the major markets
- Mexico, Brazil, Argentina, Chile, and Columbia. To date, our efforts in Australia, Japan and Latin America have not resulted in significant revenue generation.

Information concerning the revenues and assets of our foreign operations is included in Note 17 of the Notes to Financial Statements which are attached to this Annual Report as part of the Financial Supplement.

Continue to seek alliances and acquisitions

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

Business Segments

We have three business segments: Services, Data and Software Products, and Information Technology Management. Information concerning the financial results of our business segments and the total assets of each business segment is included in Note 20 of the Notes to
Financial Statements and in Management's Discussion and Analysis of Results of Operations and Financial Condition which are attached to this Annual Report as part of the Financial Supplement.

Services

Our Services segment provides solutions that integrate and manage customer, consumer, and business data using our information management skills and technology, as well as our InfoBase data products. We believe that AbiliTec, which provides Customer Data
Integration capabilities, together with our Solvitur marketing database solutions, positions us for a greater share of the growing demand for integrated customer management solutions.  Our Customer Information Infrastructure grid technology, AbiliTec linking technology, Solvitur solutions, InfoBase data, and intellectual property for building and managing large-scale database environments gives our clients the ability to reach their customers more rapidly, efficiently and accurately and to target their sales efforts accordingly.

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
                                                       o        Creates accurate and comprehensive standardized
                                                                customer knowledge from disparate data sources
                                                       o        Augments a client's data with our proprietary
                                                                data
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
o        Marketing applications                        o        Provides market planning, analytical and
                                                                statistical modeling, campaign management, channel
                                                                implementation tracking and reporting applications
                                                       o        Enables client to manage and monitor customer
                                                                relationships
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
                                                               BestAddress utilizes AbiliTec to deliver the most
                                                               complete address associated with each delivery point
                                                               and does so much faster than traditional address
                                                               erification processes.
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
o        Customer Data Integration (CDI) Services     o        Consumer Data Quality ("CDQ"): Designed for
                                                               companies with large mail volumes, CDQ identifies
                                                               duplicates within a mail file at a significantly better
                                                               hit rate than first generation merge/purge programs. As
                                                               a result, mail costs can be substantially reduced.
                                                      o        Consumer Merge/Purge ("CM/P"): CM/P helps manage
                                                               the overall data integration process when records are
                                                               brought together from multiple sources. By rapidly
                                                               standardizing the data and files, CM/P recognizes and
                                                               groups individuals and households, appending
                                                               incremental data and creating output files based on
                                                               client business rules. CM/P enables data analysis and
                                                               other processes that support account acquisition
                                                               programs.

InfoBase, Sentricx® and Personicx® data products.

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

o        InfoBase List                               o       InfoBase List is a comprehensive multi-sourced
                                                             consumer list designed to help target prospects more
                                                             effectively and efficiently. InfoBase List consists
                                                             of base name and address records combined with
                                                             InfoBase's industry-leading consumer data including
                                                             demographics, home ownership characteristics,
                                                             purchase behavior and lifestyle data. Via online
                                                             access to our InfoBase Consumer Lists, clients may
                                                             obtain InfoBase-enhanced snapshots of their existing
                                                             records or host prospects for customer acquisition
                                                             and retention efforts quickly and inexpensively.

o        InfoBase TeleSource and Address Append      o       InfoBase TeleSource is the most comprehensive,
                                                             multi-sourced telephone data product in the United
                                                             States. It allows clients to reach a greater number
                                                             of qualified customers and prospects.  InfoBase
                                                             TeleSource's national database contains more than
                                                             157 million consumer names, telephone numbers and
                                                             addresses. This includes approximately 30 million
                                                             records not available from any other source and
                                                             approximately 12 million business listings.

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

                                                      o      Modeling Services involves the development of an
                                                             algorithm used to predict or model behaviors such as
                                                             a consumer's likelihood to respond to a particular
                                                             offer or to continue buying from a particular
                                                             vendor.  The models are created utilizing
                                                             demographic data and/or internal customer data.

                                                      o      Scoring Services is the application or
                                                             implementation of a model into useful information.
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

IT Management

Data center outsourcing enables our customers to focus on their core business while Acxiom manages their technical infrastructure needs. We provide the IT services for large systems, midrange and client/server platforms and networks. These services are part of
Acxiom's total offering of Customer Information Infrastructure (CII) -  the "One Acxiom" concept -  combining data, technology, marketing services and IT management to enable companies to maximize the value of customer relationships.

Our data center outsourcing services give our customers a secure, high-performance network and computing environment, supported by experienced IT professionals. The benefits include:

o        Maximization of value from IT assets and information system staff

o        Computing and network capacity driven by customer demand

o        Highly scalable computing and network environments

o        "24 x 7" system availability

Our IT solutions cover the computing needs of our clients, ranging from full mainframe and midrange information processing centers to desktop applications.  Acxiom currently operates several large, high availability data centers, manages high-speed networks, and hosts Internet e-commerce applications.  Acxiom's IT services have the added specialty of supporting the very large databases needed by companies who sell to consumers. Acxiom has developed a storage-centric IT infrastructure to manage the massive amounts of data these companies require. Our leadership in grid-based Customer Information Infrastructure provides customers with a flexible and scalable approach to on-demand access, management and updating of customer data for advanced analytics and database marketing.
Acxiom provides the infrastructure and managed services that power our customer and information management solutions.

We offer technology services in the following areas:

o        Mainframe platform outsourcing
o        Midrange and client/server platform outsourcing
o        Network management
o        Web hosting management
o        High-speed electronic printing and mail services
o        Redundant infrastructure availability services

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries.  Some of our major clients include  Allstate, Bank of America,
BankOne, Baxter, Capital One, CitiGroup, City of Chicago, eFunds, Federated Department Stores, GE, General Motors, Guideposts,
Household, IBM, Information Services Inc., JP Morgan Chase, MBNA America, Philip Morris, Providian Financial, R.L. Polk, Sears,
Sprint and TransUnion.

Our ten largest clients represented approximately 43% of our revenues in fiscal 2004.  No single client accounted for more than 10%
of our revenue during the last fiscal year.  We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts with initial terms of at least two years in length.  We have historically experienced high retention rates among our clients.

Sales and Marketing

Acxiom's sales and marketing organization takes a solution-selling approach that combines the full scope of Acxiom's strengths to deliver solutions for clients that enhance profitability, reduce risk, and lower costs. Core offerings that are available in
Acxiom's solutions include data (under the InfoBase brand), technology and Customer Data Integration (under the AbiliTec brand), database services (under the Solvitur brand), IT outsourcing, consulting and analytics, and privacy leadership (all under the umbrella Acxiom brand).

The Acxiom sales and marketing organization has always maintained a strong focus on industry expertise to ensure we understand our clients' unique business opportunities and challenges.  This was enforced to a greater degree than ever in the past two fiscal years as Acxiom has introduced and standardized a required and intensive training and "accreditation" process for associates in the sales organization.

Acxiom continues to promote a sales and marketing-driven culture that encourages each associate to understand how he or she can better promote the sale of Acxiom solutions and the satisfaction of our clients.  It complements the strong product/service delivery culture that has helped Acxiom succeed in the past. The sales and marketing-driven attitude extends across the enterprise, and sales activities with major clients involve a high level of collaboration and cooperation across all levels of leadership in sales, marketing and operations.

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

Competition

Although the information services industry in which we operate is highly competitive, we believe that we are the leader in our field of expertise. Within the industry, there are data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms and teleservices companies who compete with us. Many firms offer a limited number of services within a particular geographic area, and several participants are national or international companies and offer a broad array of information services. However, we do not know of a competitor that offers our complete line of products and services for Customer Information Infrastructure.

In the Services market, we compete primarily with in-house information technology departments of current clients, as well as firms that provide data warehousing and database services, mailing list processing and consulting services. Competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price. Competitors in the data warehousing and database services and mailing list processing sectors include Harte-Hanks, Experian, and Merkle.

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

In Europe, Acxiom faces similar competition as in the United States in terms of the scope and type of competition. While there is a broader range of competitors across Europe, particularly for customer data, the major competitors in the Services market and in the
Data and Software Products market are very similar to those that Acxiom has in the United States.

In the IT Outsourcing services market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments, and price. Our primary competitors include Affiliated Computer Services, Electronic Data
Systems, IBM Global Services, (i)Structure and the in-house IT departments of current and prospective clients. In addition, but on a less frequent basis, we compete with Computer Sciences Corporation, Lockheed Martin Information Technology and Perot Systems.

Privacy

We have always taken an active approach with respect to consumer privacy. The growth of e-commerce and companies' needs for consumer information mean that we must work even harder to guarantee that our policies offer individuals the protection to which they are entitled.  Consequently, we actively promote a set of effective privacy guidelines for the direct marketing, e-commerce, and information industries as a whole.  Industry-wide compliance helps address privacy concerns across the globe.  Furthermore, we are certified under the European Union Safe Harbor and contractually comply with other international data protection requirements to ensure the continued free flow of information across borders.

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

Companies are assessing their privacy policies and beginning to recognize that newly developed customer data integration technology can help them honor an individual's preferences and address consumers' concerns.  We believe that technologies such as AbiliTec will enable businesses to move beyond mere privacy "protection" and toward aggressive consumer advocacy.  Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to honor their customer's preferences and selectively opt out of certain practices, and provide better safeguards around their customers' information.

Privacy legislation is currently pending in Congress and in most of the 50 states, and we anticipate that additional legislation will continue to be introduced in the future.  While there has been a significant amount of proposed legislation, we believe that as legislators come to better understand the importance of information as a fundamental building block of a robust economy, reasonable legislative approaches to information use will prevail. We are supportive of legislation that codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer's personal information is shared with independent third parties for marketing purposes.  We recognize that different types of personal information should be afforded varying safeguards, so with regard to certain types of sensitive personal information, we support choice on an opt-in basis for third-party use.

Employees

Acxiom currently employs approximately 5,700 employees (associates) worldwide.  None of Acxiom's U.S. associates are currently represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management's knowledge, approximately 50 associates in Europe are members of labor unions or work councils. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

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

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  It also has operations in
Europe, Australia and Japan.  In general, our offices, customer service and data processing facilities are in good condition.
Construction on a new 97,000 sq. ft. office building and data center in Phoenix was begun last year and is expected to be completed
in the fall of 2004. Construction was recently begun on a new 30,000 sq. ft. data center in Little Rock.   We believe that our
current facilities, together with those currently planned or underway, are adequate to meet our current needs.  Other than the possible consolidation of some of our European facilities and the establishment of another data center in Europe, we do not anticipate that any substantial additional properties will be required during fiscal year 2005.

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

(e)         Stamford, Connecticut        Lease                           Office space

(f)         Southfield, Michigan         Lease                           Office space; data center

(g)         Carmel, New York             Lease                           Office space; data center

(h)         Memphis, Tennessee           Lease                           Customer service facilities; office space

(i)         Tokyo, Japan                 Lease                           Office space

Acxiom / May & Speh, Inc.:

(a)          Downers Grove, Illinois     Lease                           Office space; data center; customer service
                                                                         facilities

(b)          Melville, New York          Lease                           Office space; print facilities

(c)          Shoreview, Minnesota        Lease                           Office space

Acxiom CDC, Inc.:

(a)          Chicago,                    Lease                           Office space; data center
             Illinois

Acxiom Information Security Services, Inc.:

(a)          Independence, Ohio          Lease                           Office space

Acxiom European Holdings, Ltd.:

(a)         Kingston, England            Lease                           Office space

(b)         Leeds, England               Lease                           Office space

(c)         London, England              Lease                           Customer service facilities; office space

(d)         Orpington, England           Lease                           Office space

(e)         Sunderland, England          Lease                           Office space; data center; warehouse space;
                                                                         data processing and fulfillment service
                                                                         center and fulfillment service center

(f)         Teddington, England          Lease                           Office space

(g)         Lille, France                Lease                           Office Space; data center

(h)         Paris, France                Lease                           Office space

(i)         Frankfurt, Germany           Lease                           Office space

(j)         Munich, Germany              Lease                           Office space

(k)         Almere, Netherlands          Lease                           Office space

(l)         Leiderdorp, Netherlands      Lease                           Office space

(m)         Nieuwegein, Netherlands      Lease                           Office space

(n)         Warsaw, Poland               Lease                           Office space

(o)         Lisbon, Portugal             Lease                           Office space

(p)         Barcelona, Spain             Lease                           Office space

(q)         Madrid, Spain                Lease                           Office space

Acxiom Australia Pty Ltd.:

(a)          Sydney, Australia           Lease                           Office space

Item 3.  Legal Proceedings

We are involved in various claims and litigation matters that arise in the ordinary course of business.  None of these, however, are believed to be material in their nature or scope. See Note 11 of the Notes to Financial Statements which are attached to this Annual
Report as part of the Financial Supplement.

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

Name                                Position Held                                        Age              Year Elected

Charles D. Morgan                   Chairman of the Board and                            61               1972
                                    Company Leader

Rodger S. Kline                     Director and                                         61               1975
                                    Company Operations Leader

James T. Womble                     Director and Client Services                         61               1975
                                    Organization Leader

David J. Allen                      Client Services Organization Leader                  51               2000

Robert S. Bloom                     Company Financial Relations Leader                   48               1992
                                    & Treasurer

R. Bruce Carroll                    Strategic Development Leader                         59               2001

Cindy K. Childers                   Company Organizational                               44               2001
                                    Development Leader

C. Alex Dietz                       Products and Infrastructure Technology Leader        61               1979

Scott D. Hambuchen                  Delivery Center Organization Leader                  35               2004

L. Lee Hodges                       Outsourcing and IT Services Leader                   57               1998

Richard K. Howe                     Products, Consulting & Marketing                     42               2004
                                    Organization Leader

Jerry C. Jones                      Company Business Development/Legal Leader            48               1999

Jefferson D. Stalnaker              Company Financial Operations Leader                  38               2002

Timothy Watts                       Delivery Center Organization Leader                  45               2004

Kevin R. Zaffaroni                  European Organization Leader                         50               2003

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

Mr. Kline serves as Acxiom's Company Operations Leader.  He joined Acxiom in 1973 and has served as a director of the Company since 1975.  Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where he has served since 1990 as Chairman of the College of Engineering Advisory Council.  Prior to joining Acxiom, Mr. Kline spent seven years with IBM Corporation and two years as an officer in the U.S. Army.

Mr. Womble joined Acxiom in 1974 and serves as a director of the Company as well as one of Acxiom's
     Client Services Organization Leaders.  Mr. Womble is also a director of Sedona Corporation.  Prior to joining Acxiom, he was employed by IBM Corporation.  He holds a degree in civil engineering from the University of Arkansas.

Mr. Allen joined Acxiom in 1997.  He currently serves as one of Acxiom's Client Services Organization
     Leaders.  Previously, he served as group leader in Acxiom's London office.  Prior to joining Acxiom, he was employed by IBM and
     EDS.  Mr. Allen holds a bachelor's degree in biological sciences from the University of East Anglia (UK), where he graduated with honors.

Mr. Bloom joined Acxiom in 1992.  He currently serves as the Company Financial Relations Leader and
     Treasurer.  Prior to joining Acxiom, he was employed for six years with Wilson Sporting Goods Co. as chief financial officer of its international division.  Prior to his employment with Wilson, Mr. Bloom was employed by Arthur Andersen & Co. for nine years, serving most recently as audit manager.  Mr. Bloom, a Certified Public Accountant, holds a degree in accounting from the
     University of Illinois.

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

Ms. Childers joined Acxiom in 1985.  She currently serves as Company Organizational Development Leader.  In this role, Ms. Childers leads strategic planning and execution in such areas as business culture, organizational effectiveness, associate development, recruiting, human resources and corporate communications. Previously, she served as leader of the Financial Services business unit and oversaw all of the financial and accounting functions of the Company.  Before joining Acxiom, she was a Certified
     Public Accountant in audit and tax for KPMG Peat Marwick.  Ms. Childers holds a bachelor's degree in business administration from the University of Central Arkansas.

Mr. Dietz joined Acxiom in 1970 and served as a Vice President until 1975.  Since that time, Mr. Dietz has served in a variety of senior level management positions with Acxiom and currently serves as the Company's Products and Infrastructure Technology
     Leader.  Mr. Dietz holds a degree in electrical engineering from Tulane University.

Mr. Hambuchen joined Acxiom in 1992 as a software engineer and developed some of Acxiom's first
     Windows-based GUI software applications.  He currently serves as one of the Company's Delivery Center Organization Leaders.
     Previously, Mr. Hambuchen was the Industry Solutions Group Leader for Acxiom's Multi-Industry Client Services Organization.  He
     also led operations in the United Kingdom, France and Spain.  Mr. Hambuchen holds a degree in industrial engineering from the
     University of Arkansas.

Mr. Hodges joined Acxiom in 1998 and currently serves as Outsourcing and IT Services Leader for the
     Company. Prior to joining Acxiom, he was employed for six years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as a Senior Vice President.  Prior to that time, Mr. Hodges served in a number of engineering, sales, marketing and executive positions with IBM for 24 years.  Mr. Hodges holds a bachelor's degree in industrial engineering from
     Pennsylvania State University.

Mr. Howe joined Acxiom in 2004 as its Products, Consulting & Marketing Organization Leader. Prior to joining Acxiom, he was employed by Fair Isaac & Company as a Business Unit Vice President managing all of Fair Isaac's Global Marketing
     Solutions.  From 1999 - 2001, Mr. Howe was the CEO and Chairman of the Board of ieWild Inc., a technology company with software solutions at leading financial institutions, which was acquired by HNC Software, Inc. in 2001.  From 1990 - 1999 Mr. Howe held positions in product marketing, project management, sales management, software development and construction engineering. Mr.
     Howe holds a bachelor's degree in structural engineering from Concordia University, Canada, and a master's degree in engineering from McGill University, Canada.

Mr. Jones joined Acxiom in 1999 and currently serves as Business Development/Legal Leader for the
     Company.  Prior to joining Acxiom, he was employed for 19 years as an attorney in private practice with the Rose Law Firm in
     Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the Board of Directors of Entrust,
     Inc. and the Arkansas Virtual Academy.  Mr. Jones holds a degree in public administration and a law degree from the University of Arkansas.

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
     Prior to that, Mr. Stalnaker worked for a regional public accounting firm located in Little Rock, Arkansas.  He passed the
     Certified Public Accountant exam and holds a degree in business administration in accounting from the University of Central
     Arkansas.

Mr. Watts joined Acxiom in 1987 and currently serves as one of Acxiom's Delivery Center Organization
     Leaders.  In previous leadership roles at Acxiom, Mr. Watts was responsible for Acxiom's relationships with clients in the financial, high-tech, insurance, investment/brokerage, media and telecommunications industries.  Prior to joining Acxiom, Mr.
     Watts was employed for five years with United Parcel Service in Dayton, Ohio.  He attended the University of Cincinnati and
     Wright State University in Dayton, Ohio.

Mr. Zaffaroni joined Acxiom in 1997.  He is currently Acxiom's European Organization Leader.  Prior to moving to London in his current capacity, Mr. Zaffaroni was a Group Leader responsible for clients in a number of areas, including finance, health care and government.  Before joining Acxiom, he was employed for 22 years with IBM Corporation where he held several management positions.  He also served as Director of Systems Integration and Outsourcing Services for ISSC, the predecessor to
     IBM Global Services.  He holds a Bachelor of Science degree from Pennsylvania State University and has completed numerous business courses including IBM's Advanced Management School.

There are no family relationships among any of Acxiom's executive officers and/or directors.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The outstanding shares of Acxiom's Common Stock are listed and traded on the NASDAQ National Market and trade under the symbol ACXM
The following table reflects the range of high and low closing prices of Acxiom's Common Stock as reported by Dow Jones &
Company, Inc. for each quarter in fiscal 2004 and 2003.

Fiscal 2004                 High              Low
Fourth Quarter             $21.96            $18.60
Third Quarter               18.71             15.36
Second Quarter              17.46             15.07
First Quarter               16.87             12.93

Fiscal 2003                 High              Low
Fourth quarter              16.97             14.06
Third quarter               15.50             12.25
Second quarter              19.38             12.67
First quarter               17.78             14.90

We currently have approximately 2,310 stockholders of record.

On February 4, 2004 and May 26, 2004, the Acxiom Board of Directors declared quarterly dividend payments of $.04 per share on our
Common Stock for the quarters ending December 31, 2003 and March 31, 2004, respectively.  Prior to 2004, we had never paid cash dividends on our stock.  While we expect to continue to pay quarterly dividends for the foreseeable future, all subsequent dividends
will be reviewed quarterly and declared by the Board in its discretion.   In addition, our revolving credit facility imposes
limitations on our ability to pay dividends, including a restriction that we may not pay dividends in excess of $15 million in any fiscal year.

The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
                                                                                      Maximum Number (or Approximate
                                                           Total Number of Shares      Dollar Value) of Shares that
                     Total Number of     Average Price      Purchased as Part of      May Yet Be Purchased Under the
                          Shares        Paid per Share    Publicly Announced Plans          Plans or Programs
      Period            Purchased                                or Programs
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
 1/1/04 - 1/31/04        230,000            $18.88                 230,000                     $37,868,281
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
 2/1/04 - 2/29/04        217,500             18.70                 217,000                      33,794,906
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
 3/1/04 - 3/31/04                0             -                           0                    33,794,906
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
       Total             447,500             18.79                 447,500                      33,794,906
-------------------- ----------------- ------------------ -------------------------- ---------------------------------

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on October 30, 2002, at which time the Board authorized the repurchase of up to $50 million worth of shares of Acxiom's Common Stock.  On February 5, 2003 the Board increased the cap to $75 million; on May 21, 2003 the Board increased the cap to $125 million; and on May 26, 2004 the
Board increased the cap to $200 million, subject to lender approvals.  The repurchase program has no designated expiration date.

Item 6.   Selected Financial Data

For information pertaining to Selected Financial Data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-3 - F-27, which is attached hereto.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. The Company does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on the Company's results of operations.  The Company has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of the
Company's remaining long-term debt instruments have fixed rates.  At both March 31, 2004 and 2003, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

As noted in note 3 to the consolidated financial statements, the Company completed the acquisition of the Claritas Europe group of companies effective January 1, 2004; the Consodata companies based in England, France and Spain effective March 31, 2004; and in
April 2004 the Consodata German operation formerly known as 'pan-adress.'  As a result of these acquisitions, the Company now has a larger presence in the United Kingdom and a new presence in France, The Netherlands, Germany, Spain, Portugal and Poland.  In
general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchanges contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.   Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-30 - F-65 , which is attached hereto.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under the Sarbanes-Oxley Act of 2002, Acxiom carried out an evaluation as of March 31, 2004, under the supervision and with the participation of its management, including the Registrant's Company Leader (Chief Executive Officer) and its Company
Financial Operations Leader (Chief Financial Officer), of the effectiveness of the design and operation of its "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, Acxiom's Company Leader and its Company Financial
Operations Leader concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes in Acxiom's internal controls or other factors that could significantly affect the controls subsequent to the date of their evaluation.

                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers" at the end of Part I of this Report. The remaining information required by this Item appears under the captions "Proposals You May Vote On," "Information About the Board of Directors," and "Section 16(a) Beneficial
Ownership Reporting Compliance" in Acxiom's 2004 Proxy Statement, which information is incorporated herein by reference.

The Acxiom Board of Directors has adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and all other persons performing similar functions. A copy of this code of ethics is posted on
Acxiom's website at www.acxiom.com under the Corporate Governance section of the site.

Item 11.  Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" in Acxiom's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the headings "Stock Ownership" and "Executive Compensation" Acxiom's 2004 Proxy
Statement, which information is incorporated herein by reference.  The equity plan compensation information required by this Item appears under the subheading "Equity Compensation Plan Information" in Acxiom's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item appears under the heading "Related-Party Transactions" in Acxiom's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item appears under the heading "Fees Billed for Services Rendered by Independent Auditor" in
Acxiom's 2004 Proxy Statement, which information is incorporated herein by reference.

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

                                                                                           Page

        Reports of Independent Auditors                                                 F-28 - F-29

        Consolidated Balance Sheets as of March 31, 2004 and 2003                       F-30

        Consolidated Statements of Operations for the years ended
        March 31, 2004, 2003 and 2002                                                   F-31

        Consolidated Statements of Stockholders' Equity and Comprehensive Income
        for the years ended March 31, 2004, 2003 and 2002                               F-32

        Consolidated Statements of Cash Flows for the years ended
        March 31, 2004, 2003 and 2002                                                   F-33 - F-34

        Notes to the Consolidated Financial Statements                                  F-35 - F-65

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

10(j)    Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as
         Exhibit 10 (j) to Acxiom's Annual Report of Form 10-K for the fiscal year ended March 31, 2003, Commission File No.
         0-13163, and incorporated herein by reference)

10(k)    Second Amended and Restated Credit Agreement dated as of February 5, 2003 (previously filed as Exhibit 10(a) to Acxiom's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 0-13163, and incorporated herein by reference)

10(l)    First Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2003

10(m)    Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 5, 2003

10(n)    Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 31, 2004

10(o)    Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as
         Owner Trustee under the AC Trust 2001-1 ("Assignor") and the Company, assigning all of Assignor's rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor,

         each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom's Annual Report of Form 10-K for
         the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10(p)    Form of Executive Security Agreement dated as of August 23, 2001, between Acxiom and the executive officers listed pursuant to Part III, Item 10 above (previously filed as Exhibit 10(g) to Acxiom's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, Commission File No. 0-13163, and incorporated herein by reference)

21       Subsidiaries of Acxiom

23       Consent of KPMG LLP

24       Powers of Attorney

31.1     Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002.

31.2     Certification of Company Financial Operations Leader (principal financial and accounting officer) pursuant to SEC Rule
         13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002.

32.1     Certification  of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Company Financial Operations Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listed below are the executive compensation plans and arrangements currently in effect and which are required to be filed as exhibits to this Report:

o        Acxiom Corporation Leadership Team Compensation Plan
o        Acxiom Corporation Non-Qualified Deferred Compensation Plan
o        2000 Associate Stock Option Plan of Acxiom Corporation
o        Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation
o        Acxiom Corporation U.K. Share Option Scheme

     (b) Reports on Form 8-K.

A report of Form 8-K was filed on May 12, 2004 whereby Acxiom's fourth quarter earnings release was furnished to the Commission.

                                                   [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this
Report to be signed on its behalf by the undersigned.

                                                              ACXIOM CORPORATION

Date:  June 14, 2004                                          By:      /s/ Catherine L. Hughes
                                                                 -----------------------------------------------------
                                                                       Catherine L. Hughes
                                                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

/s/ William T. Dillard II*                            Director                                            June 14, 2004
---------------------------------
William T. Dillard II

/s/ Harry C. Gambill*                                 Director                                            June 14, 2004
---------------------------------
Harry C. Gambill

/s/ Dr. Ann Die Hasselmo*                             Director                                            June 14, 2004
---------------------------------
Dr. Ann Die Hasselmo

/s/ William J. Henderson*                             Director                                            June 14, 2004
---------------------------------
William J. Henderson

/s/ Rodger S. Kline*                                  Company Operations Leader                           June 14, 2004
---------------------------------                     and Director
Rodger S. Kline

/s/ Thomas F. McLarty, III*                           Director                                            June 14, 2004
---------------------------------
Thomas F. McLarty, III

/s/ Charles D. Morgan*                                Chairman of the Board and                           June 14, 2004
---------------------------------                     Company Leader
Charles D. Morgan                                     (Principal executive officer)

/s/ Stephen M. Patterson*                             Director                                            June 14, 2004
---------------------------------
Stephen M. Patterson

/s/ Jefferson D. Stalnaker*                           Company Financial Operations Leader                 June 14, 2004
---------------------------------                     (Principal financial and accounting officer)
Jefferson D. Stalnaker

/s/ James T. Womble*                                  Client Services Leader and Director                 June 14, 2004
---------------------------------
James T. Womble

*By:     /s/ Catherine L. Hughes
    -----------------------------
         Catherine L. Hughes
         Attorney-in-Fact

                                                ACXIOM CORPORATION
                                           INDEX TO FINANCIAL SUPPLEMENT
                                           TO ANNUAL REPORT ON FORM 10-K
                                         FOR THE YEAR ENDED MARCH 31, 2004

Selected Financial Data...................................................................................       F-2
Management's Discussion and Analysis of Financial Condition and Results of Operation......................    F-3 - F-27
Reports of Independent Auditors...........................................................................   F-28 - F-29
Annual Financial Statements:
     Consolidated Balance Sheets as of March 31, 2004 and 2003............................................       F-30
     Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002..............       F-31
     Consolidated Statements of Stockholders' Equity and Comprehensive Income
       for the years ended March 31, 2004, 2003 and 2002..................................................       F-32
     Consolidated Statements of Cash Flows
       for the years ended March 31, 2004, 2003 and 2002..................................................   F-33 - F-34
     Notes to the Consolidated Financial Statements:
         Summary of significant accounting policies.......................................................   F-35 - F-44
         Restructuring, impairment and other charges......................................................   F-45 - F-47
         Acquisitions.....................................................................................   F-47 - F-49
         Divestitures.....................................................................................   F-49 - F-50

         Long-term obligations............................................................................   F-52 - F-53
         Allowance for doubtful accounts..................................................................       F-53
         Commitments and contingencies....................................................................   F-54 - F-55
         Stockholders' equity.............................................................................   F-55 - F-57
         Income taxes.....................................................................................   F-58 - F-59
         Related party transactions.......................................................................   F-60 - F-61

         Segment information..............................................................................    F-63 - F64
         Unaudited selected quarterly financial data......................................................       F-65

                                                          ACXIOM CORPORATION
                                                       SELECTED FINANCIAL DATA
                                                 (In thousands, except per share data)

Years ended March 31,                                2004           2003           2002           2001           2000
                                                 -------------- -------------- -------------- ------------- ---------------

Statement of Operations Data:
    Revenue                                      $   1,010,822  $     958,222  $     866,110  $   1,009,887 $     964,460
    Net earnings (loss) before cumulative
      effect of change in accounting principle   $      58,344  $      21,767  $     (31,964) $      43,867 $      90,363
    Cumulative effect of change in accounting
      principle (see note 1 to selected
      financial data)                            $           -  $           -  $           -  $     (37,488)$           -
    Net earnings (loss)                          $      58,344  $      21,767  $     (31,964) $       6,379 $      90,363
                                                 ============== ============== ============== ============= ===============

    Basic earnings (loss) per share:
        Earnings (loss) before cumulative
         effect of change in accounting
         principle                               $        0.68  $        0.25  $       (0.36) $        0.50 $        1.06
        Cumulative effect of change in
         accounting principle                    $           -  $           -  $           -  $       (0.43)$           -
        Net earnings (loss)                      $        0.68  $        0.25  $       (0.36) $        0.07 $        1.06
                                                 ============== ============== ============== ============= ===============

    Diluted earnings (loss) per share:
        Earnings (loss) before cumulative
         effect of change in accounting
         principle                               $        0.64  $        0.24  $       (0.36) $        0.47 $        1.00
        Cumulative effect of change in
         accounting principle                    $           -  $           -  $           -  $       (0.40)$           -
        Net earnings (loss)                      $        0.64  $        0.24  $       (0.36) $        0.07 $        1.00
                                                 ============== ============== ============== ============= ===============

Pro Forma Statement of Operations Data,
  assuming accounting change is applied
  retroactively:
  (see note 1 to selected financial data)
    Revenue                                      $   1,010,822  $     958,222  $     866,110  $   1,009,887 $     901,925
    Net earnings (loss)                          $      58,344  $      21,767  $     (30,693) $      43,867 $      60,038
    Basic earnings (loss) per share              $        0.68  $        0.25  $       (0.36) $        0.50 $        0.71
    Diluted earnings (loss) per share            $        0.64  $        0.24  $       (0.36) $        0.47 $        0.67
                                                 ============== ============== ============== ============= ===============

Dividend History:
    Dividends paid                               $       3,415  $           -  $           -  $           - $           -
    Dividends paid per common share              $        0.04  $           -  $           -  $           - $           -
                                                 ============== ============== ============== ============= ===============

As of March 31,                                       2004           2003           2002           2001           2000
                                                 -------------- -------------- -------------- ------------- ---------------

Balance Sheet Data:
    Current assets                               $     286,326  $     289,115  $     360,225  $     352,447 $     340,046
    Current liabilities                          $     296,103  $     171,665  $     177,670  $     214,320 $     180,008
    Total assets                                 $   1,215,784  $   1,093,246  $   1,156,834  $   1,232,725 $   1,105,296
    Long-term obligations, excluding current
      installments                               $     293,457  $     289,677  $     396,850  $     369,172 $     289,234
    Stockholders' equity                         $     587,216  $     562,556  $     510,931  $     616,448 $     587,730
                                                 ============== ============== ============== ============= ===============

Note to selected financial data

1.  Effective January 1, 2001 the Company changed its method of accounting for certain transactions in accordance with SAB 101, retroactive to April 1, 2000.  The cumulative effect of the change on prior years resulted in a charge to earnings of $37.5 million, net of income tax benefit, which was included in the Company's consolidated earnings for the year ended March 31, 2001.
(See note 1 to the consolidated financial statements.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.
The core components of Acxiom's innovative solutions are customer data integration technology ("CDI"), data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.
Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States
("U.S.") and Europe, and in Australia and Japan.

The Company manages its operations through three operating segments: Services, Data and Software Products, and IT
Management.  The Services segment, the Company's largest segment, provides data and database services, data integration and consulting and analytic services to large corporations in a number of vertical industries.  The
Data and Software Products segment provides data content and software primarily in support of the Services segment clients' prospect and customer marketing activities.  The IT Management segment provides outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal year are identified below.

o        Revenue increased 5.5% to $1.011 billion in fiscal 2004;
o        Diluted earnings per share were $0.64 in 2004 compared to $0.24 in fiscal 2003;
o        New contracts signed in fiscal 2004 are expected to contribute annual revenue of $107 million and contract renewals are expected to generate $90 million in annual revenue;
o        The Company reported operating cash flow of $259.9 million and free cash flow (as defined under "Capital
         Resources and Liquidity" below) of $187.8 million for fiscal 2004;
o        During fiscal 2004 the Company repurchased approximately 4.4 million shares for approximately $64.5 million;
o        The Company paid its first quarterly cash dividend in March 2004.  The $0.04 per share dividend totaled
         $3.4 million;
o        The Company announced a strategic alliance with Accenture that is expected to drive new revenue and improve efficiency;
o        The acquisition of Claritas Europe, which includes offices in England, France, The Netherlands, Germany,
         Spain, Portugal and Poland, was completed effective January 1, 2004;
o        On March 31, 2004, the Company acquired the Consodata companies based in England, France and Spain and in April 2004 acquired the Consodata German operation.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2004.  However, these highlights are not intended to be a full discussion of the Company's 2004 fiscal year.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2004 is presented below (dollars in millions, except per share amounts):

                                                    2004           2003            2002         % Change       % Change
                                                                                                2004-2003     2003-2002
                                                -------------- -------------- --------------- ------------- ---------------
Revenue
     Services                                   $      778.1   $      758.9   $      665.0      +      3%     +     14%
     Data                                              232.7          199.3          201.1      +     17      -      1
                                                -------------- -------------- --------------- ------------- ---------------
                                                $    1,010.8   $      958.2   $      866.1      +      5%     +     11%
Total operating costs and expenses                     917.5          903.1          884.8      +      2      +      2
Income (loss) from operations                           93.3           55.1          (18.7)    +     69      +    394
Diluted earnings (loss) per share                       0.64           0.24          (0.36)     +    167      +    167
                                                ============== ============== =============== ============= ===============

Revenues
For the fiscal year ended March 31, 2004, the Company's revenue was $1,010.8 million, compared to revenue of
$958.2 million in fiscal 2003, reflecting an increase of $52.6 million.  Services revenue increased $19.2 million, or 3%, while data revenue increased $33.4 million, or 17%.  The increase in services revenue is primarily attributable to increases in revenue of $37.1 million from clients in the financial services, insurance, media/publishing and security industries, partially offset by decreases in revenue from clients in other industries, including retail, travel/entertainment and technology.  The increase in data revenue is primarily attributable to the acquisition of Claritas Europe, which contributed $22.9 million of revenue during
2004, with additional increases in InfoBase analytics, reference and suppression products.  New contracts signed in fiscal 2004 are expected to contribute annual revenue of $107 million when fully ramped up and contract renewals during 2004 are expected to generate $90 million in annual revenue.  Revenue for fiscal 2003 increased
$92.1 million, with services revenue increasing $93.9 million, or 14%, and data revenue decreasing $1.8 million, or 1%.  The increase in services revenue in 2003 was primarily due to increases in revenue from clients in the financial services industry of $76.0 million and acquisitions during 2003 which increased revenue $15.1 million.
The slight decrease in data revenue during 2003 was due to decreases in InfoBase list and directories products, which were largely offset by increases in analytics and suppression products.

The differences between the Statement of Operations and the business segment presentation reflect segment revenues combining Data and Software Products (AbiliTec), as that reflects how these areas are managed.  The
Statement of Operations combines AbiliTec with services revenue, as it is sold in a bundled solution to our clients.  Also, the segment revenues disclosure includes Allstate-related data in the Services segment, as this data reflects third-party data procured and sold by our Services organization and is integrated as part of the solution.  The Statement of Operations includes Allstate-related data with data revenue.  Last, the segment presentation includes an intercompany elimination reflecting certain revenue, including all Data and Software
Products revenue and certain IT Management revenue, which are reported both as revenue in the segment which owns the client relationship and the segment which owns the product development, maintenance, sales support, etc.

The following table shows the Company's revenue by business segment for each of the years in the three-year period ended March 31, 2004 (dollars in millions):

                                                    2004           2003            2002         % Change       % Change
                                                                                                2004-2003     2003-2002
                                                -------------- -------------- --------------- ------------- ---------------
Services                                        $      749.8   $      718.9   $      645.7     +      4%     +     11%
Data and Software Products                             216.2          173.0          162.6     +     25      +      6
IT Management                                          251.4          241.1          220.7     +      4      +      9
Intercompany eliminations                             (206.6)        (174.8)        (162.9)    +     18      +      7
                                                -------------- -------------- --------------- ------------- ---------------
                                                $    1,010.8   $      958.2   $      866.1      +     5%     +     11%
                                                ============== ============== =============== ============= ===============

Services segment revenue for fiscal 2004 increased $30.9 million over fiscal 2003 and reflects increases of $42.0 million from clients in the financial services, insurance, media/publishing and security industries, partially offset by decreases in revenue from clients in other industries, including retail, travel/entertainment and technology.  The Company has seen variable or project revenues continue to increase during 2004.  Services segment revenue for fiscal 2003 increased $73.1 million over fiscal 2002.  This increase reflects an increase in revenue from clients in the financial services industry of approximately $76 million.  The Company had seen moderate recovery of variable or project-related revenue during the first three quarters of fiscal 2003.
However, during the fourth quarter of fiscal 2003, the Company experienced significant drops in its variable or project revenue due to the sluggish economy and the war in Iraq.

Data and Software Products segment revenue for fiscal 2004 increased $43.2 million over fiscal 2003.  Segment revenue in fiscal 2004 includes $22.9 million from the acquisition of Claritas Europe and reflects additional growth in software products and InfoBase analytic, suppression, telesource, and reference products offset by weakness in enhancement, e-products, and list products.  Data and Software Products segment revenue during fiscal
2003 increased $10.4 million over fiscal 2002 revenue primarily attributable to growth in software products and certain InfoBase products.  The increase in segment revenue as compared to fiscal 2002 is primarily attributable to growth of $24.9 million in software products, which includes AbiliTec-enabled products and new reference and analytics products, partially offset by declines of $14.5 million in list, directories, telephony and enhancement data products.

IT Management segment revenue in fiscal 2004 increased $10.3 million over fiscal 2003.  The IT Management increase included $11.6 million in revenue, which was also reported as revenue by the Services segment, related mostly to new contracts with Services clients.  This increase is also reflected in intercompany eliminations.  IT
Management also increased due to an increase in revenue under the data center management agreement with
TransUnion that was amended effective October 1, 2002 to encompass TransUnion's client/server, network and communications infrastructure.  These revenue gains were partially offset by a decrease of $14.3 million from the disposal of the Company's Los Angeles outsourcing data center operation.  IT Management segment revenue in fiscal
2003 increased $20.4 million over fiscal 2002.  The increase in segment revenue is primarily attributable to approximately $30 million of revenue during fiscal 2003 from outsourcing contracts signed by new clients during the year and from growth of existing outsourcing contracts.  Terminations and reductions of service levels of outsourcing client contracts accounted for the remaining revenue fluctuations during fiscal 2003.

Certain revenue, including all Data and Software Product revenue and certain IT Management revenue, is reported both as revenue in the segment which owns the client relationship (primarily the Services segment) as well as the segment which owns the product development, maintenance, sales support, etc.  These revenues, which are eliminated in consolidation, increased $31.8 million in 2004 and $11.9 million in 2003.  These increases in the intercompany elimination primarily reflect increases in data and software product revenue, as discussed above, recorded through the Services segment.

For the fiscal year ended March 31, 2004, approximately 80% of the Company's consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the
Company.  These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client's revenue.  However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.  In addition to tracking revenue under long-term contracts, the Company has also identified and tracks its revenue by major industries that include financial services, insurance, retail, automotive, governmental, travel/entertainment, telecommunications, technology, media/publishing, healthcare and other miscellaneous industries.

Operating Costs and Expenses

The following table presents the Company's operating costs and expenses for each of the years in the three-year period ended March 31, 2004 (dollars in millions):

                                                     2004           2003           2002         % Change       % Change
                                                                                                2004-2003     2003-2002
                                                 -------------- -------------- -------------- ------------- ---------------
Cost of revenue
     Services                                    $      635.4   $      672.3   $      592.1     -      5%     +     14%
     Data                                               162.7          132.1          137.6     +     23      -      4
                                                 -------------- -------------- -------------- ------------- ---------------
                                                        798.1          804.4          729.7     -      1      +     10
Selling, general and administrative                     118.5          103.7          109.6     +     14      -      5
Gains, losses and nonrecurring items, net                  .9           (5.0)          45.5     +    117      -    111
                                                 -------------- -------------- -------------- ------------- ---------------
Total operating costs and expenses               $      917.5   $      903.1   $      884.8     +      2%     +      2%
                                                 ============== ============== ============== ============= ===============

The cost of services for fiscal 2004 of $635.4 million decreased $36.9 million or 5% from fiscal 2003.  Cost of services as a percent of total revenue was 63% in fiscal 2004 compared to 70% in fiscal 2003.  Cost of services included $2.8 million in software impairment charges in 2004, and $30.6 million of write-downs of software and long-lived assets in 2003 (see note 2 to the consolidated financial statements).  Also included in 2003 was $3.7 million of additional bad debt expense as a result of restructuring a long-term note receivable from the sale of an operation in previous years.  The disposal of the Company's Los Angeles outsourcing data center operation in
June of fiscal 2004 accounted for an additional $13.2 million of the decrease (see note 4 to the consolidated financial statements).  These decreases were partially offset by an increase of $5.5 million due to the acquisition of Acxiom Information Security Systems, Inc. ("AISS") in August of fiscal 2003 (see note 3 to the consolidated financial statements).  Cost of services for fiscal 2003 of $672.3 million increased $80.2 million or 14% from fiscal 2002.  Cost of services as a percent of total revenue was 68% in 2002.  Included in these costs in 2002 was $21.1 million in impairment charges (see note 2 to the consolidated financial statements).  The balance of the increase principally relates to salary reinstatements in fiscal 2003 partially offset by a reduction in full time equivalents together with increases in leased computer equipment, software amortization expense, postage and other mailing expenses and costs of equipment sales.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company's various data products.  The cost of data for fiscal 2004 of $162.7 million increased $30.6 million or 23% from fiscal 2003.  Cost of data as a percent of total revenue was 16% in fiscal 2004 compared to 14% in fiscal 2003.
The increase in these costs was primarily attributable to the acquisition of Claritas Europe, which accounted for
$17.2 million of the increase.  Additionally, the cost of data to support the revenue from Allstate Insurance
Company ("Allstate") increased by $9.7 million.  The remainder of the increase in data costs was from fixed price increases and royalty-based pricing for data that are used in the Company's InfoBase products.  The cost of data for fiscal 2003 of $132.1 million decreased $5.5 million or 4% from fiscal 2002.  Cost of data as a percent of total revenue was 16% in 2002.  The decrease in these costs was primarily attributable to a decrease in data costs to support the revenue from Allstate of $6.4 million.  This decline in Allstate data costs was the result of changes in Allstate's data requirements.  This decrease was partially offset by increases in data costs from fixed and royalty-based data that was the result of increases in the price of data.

Selling, general and administrative expenses for fiscal 2004 of $118.5 million increased $14.8 million or 14%
from fiscal 2004.  Selling, general and administrative expense as a percent of total revenue was 12% in fiscal
2004 compared to 11% in fiscal 2003.  The increase in these costs was primarily attributable to an increase in incentive compensation of $6.9 million.  Quarterly and annual payments of the incentive compensation are determined based on achievement of financial targets, including meeting earnings per share goals.  Additionally, sales commissions and performance-based merit awards increased by $2.5 million, and health and welfare benefit costs increased by $2.3 million.  Other smaller increases included insurance and training expenses.  Selling, general and administrative expenses for fiscal 2003 of $103.7 million decreased $5.9 million or 5% from fiscal
2002.  Selling, general and administrative expenses as a percent of total revenue was 13% in 2002.  The decrease in these costs was primarily attributable to a decrease in incentive compensation of $4.2 million.  Other decreases in advertising and consulting costs were partially offset by increases in administration and travel/entertainment expenses.

Gains, losses and nonrecurring items for each of the years presented are as follows (in millions):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Gain (loss) on divestitures                                      $             0.1   $             0.4  $            (0.9)
Over-attainment accrual and adjustments                                          -                 4.1                  -
Restructuring plan charges and adjustments                                    (4.0)               (0.8)             (13.4)
Wards recoveries                                                               3.0                 1.3                  -
Sale and leaseback transaction                                                   -                   -              (31.2)
                                                                 ------------------- ------------------ -------------------
     Gains, losses and nonrecurring items, net                   $            (0.9)  $             5.0  $           (45.5)
                                                                 =================== ================== ===================

On June 27, 2003, the Company sold its Los Angeles outsourcing data center operation for $6.7 million in cash.
In connection with the sale, the Company accrued $1.3 million in other accrued expenses on the accompanying consolidated balance sheet for its estimated liability on a building lease that was not assumed by the buyer and wrote off $1.2 million of goodwill.  The Company recorded a gain on the disposal of $1.0 million, net of the lease accrual and goodwill write-off, which is included in gains, losses and nonrecurring items, net for the year ended March 31, 2004.  This operation accounted for approximately $20 million in revenue in fiscal 2003, with no material impact on net earnings.

In fiscal 2004, due to the decline in the business prospects of the buyer of one of the businesses disposed of in fiscal 2002, the Company recorded an allowance for uncollectible notes of $0.9 million.  This was charged to gains, losses and nonrecurring items, since it represents an adjustment of the loss on the sale of the business recorded in fiscal 2002.  The $0.9 million loss is netted against the $1.0 million gain on the disposal of the
Los Angeles outsourcing data center operation in the table above.

The following table shows the balances that were accrued for Wards, the Restructuring Plan and the fiscal year
2004 restructuring plan as well as the changes in those balances during the years ended March 31, 2002, 2003 and
2004 (dollars in thousands):

                                              Associate-related       Ongoing         Other accruals          Total
                                                   reserves        contract costs
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2001                                $             -    $         1,984     $         1,046    $         3,030
     Restructuring Plan amount                          6,809              3,449                 400             10,658
     Payments                                          (4,987)            (3,935)             (1,163)           (10,085)
     Adjustments                                       (1,222)               527                  (4)              (699)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2002                                            600              2,025                 279              2,904
     Payments                                            (950)            (1,345)               (142)            (2,437)
     Adjustments                                          366               (366)                117                117
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2003                                             16                314                 254                584
     Fiscal year 2004 restructuring
       plan amount                                      3,685                  -                 300              3,985
     Payments                                          (1,120)              (314)               (254)            (1,688)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2004                                $         2,581    $             -     $           300    $         2,881
                                              ================== =================== ================== ===================

During the fourth quarter of fiscal 2004 the Company recorded a charge of $4.0 million for restructuring.  The charge included $3.7 million related to severance and other associate-related charges due to the termination of approximately 230 associates on or prior to March 31, 2004.  The remainder of the charge was $0.3 million related to termination of a lease at one of the Company's locations.  Approximately $1.1 million of the charge has been paid as of March 31, 2004 and $2.9 million is recorded in accrued impairment costs as of March 31, 2004.  The bulk of this accrual is expected to be paid in early fiscal 2005 (see note 2 to the consolidated financial statements).

During the year ended March 31, 2004, the Company received a payment from the Wards bankruptcy trustee in the amount of $3.0 million.  This payment was recorded through gains, losses and nonrecurring items where the Wards bankruptcy expense was originally recorded (see note 2 to the consolidated financial statements).

Included in fiscal 2003 was the reversal in the second quarter of $4.1 million for an over-attainment accrual discussed below (see note 2 to the consolidated financial statements), a recovery of $0.5 million received from the Wards bankruptcy trustee during the third quarter as discussed below (see note 2 to the consolidated financial statements), $0.4 million of net gains from operations divested in 2003 as discussed below (see note 4 to the consolidated financial statements), and an adjustment that resulted in an increase in the Restructuring
Plan accrual and a decrease in the Wards accrual of $0.8 million (see Restructuring Plan discussed below).

During fiscal 2002, the Company sold three of its business operations.  During fiscal 2003, the Company completed the sale of the remaining portion of one of these operations sold during fiscal 2002 and sold an additional operation (see note 4 to the consolidated financial statements for more detail).  The Company recorded a net gain of $0.4 million in fiscal 2003 and a net loss of $0.9 million in fiscal 2002 related to these dispositions.

During fiscal 2001, the Company's internal compensation committee ("the Committee") committed to pay in cash $6.3 million of over-attainment incentive ("Incentive") that was attributable to results of operations in prior years.  This Incentive was to be paid in excess of the Company's normal at-risk incentive pay due to over-achievement of targets.  In accordance with the Company's Incentive plan, the amount accrued was to be paid over a three-year period, assuming continued performance of the Company.  During fiscal 2002, the Company paid, and recorded as a reduction of the accrual, $2.2 million of the Incentive.  During fiscal 2003, the Committee determined that the remaining accrual would not be paid under the Incentive plan based on recent operating results and discontinued the Incentive.  Accordingly, the remaining accrual of $4.1 million was reversed through gains, losses and nonrecurring items in fiscal 2003.

Fiscal 2002 included a $14.1 million charge related to the Restructuring Plan discussed below, a $31.2 million loss on a sale and leaseback transaction discussed below, a net loss on the disposal of certain operations of
$0.9 million, and an adjustment of $0.7 million during the fourth quarter to the Restructuring Plan accrual.

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") in reaction to the continued
economic slowdown experienced at that time and the related revenue impact.  The Restructuring Plan included a seven percent workforce reduction and certain other asset impairments, adjustments and accruals (see note 2 to the consolidated financial statements).  The aggregate amount of these Restructuring Plan charges recorded by the
Company totaled $14.1 million and consisted of  $8.3 million in associate-related reserves for payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to
450 associates whose positions were eliminated; $3.6 million for lease and contract termination costs that occurred during the first quarter of fiscal 2002 in an effort to consolidate portions of the Company's operations and the termination of certain other contracts on or prior to June 30, 2001 for services no longer utilized by the Company; and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys as a direct result of the workforce reductions and certain other restructuring and cost-cutting measures put in place during the quarter ended June 30, 2001.

Total amounts accrued in connection with this Restructuring Plan were $10.7 million, of which $0.3 million was paid out during fiscal 2004, $1.7 million was paid out during fiscal 2003 and $8.8 million was paid out during fiscal 2002.  During the fourth quarters of fiscal 2003 and 2002, the Company revised its estimates of the remaining accrual associated with the Restructuring Plan.  As a result, the Company increased the impairment accrual by $0.8 million in the fourth quarter of 2003 and reduced the impairment accrual by $0.7 million in the fourth quarter of 2002.

The Company also recorded charges of $25.8 million on certain other assets that are no longer in service or were otherwise deemed impaired and incurred $18.4 million of costs and expenses during the first quarter of fiscal
2002 that did not recur as a result of the Restructuring Plan.  Of the total $25.8 million, $21.1 million was included in cost of services, $3.5 million was included in selling, general and administrative expense, and $1.2 million was included in other, net.

During the first quarter of fiscal 2002, but separate from the Restructuring Plan, the Company recorded a loss of
$31.2 million related to a sale and leaseback transaction for computer equipment (see note 2 to the consolidated financial statements).

Reclassifications
The fiscal 2004 Statement of Operations provides consolidated revenue along with revenue and cost of revenue for services and for data.  Prior year amounts have been reclassified to the current year presentation (see note 1 to the consolidated financial statements).  Such reclassification had no effect on the prior years' net earnings
(loss) as previously reported.

The following table shows the reclassification of the Company's Consolidated Statement of Operations for the year ended March 31, 2004:

(Dollars in thousands, except per share amounts)
                                                                          2004
                                                                     as Previously                                2004
                                                                        Reported        Reclassification      Reclassified
                                                                   ------------------- ------------------- -------------------
Revenue:
     Total revenue                                                 $     1,010,822     $    (1,010,822)    $             -
     Services, including revenue from related parties of $71.9
       million in 2003                                                           -             778,154             778,154
     Data                                                                        -             232,668             232,668
                                                                   ------------------- ------------------- -------------------
         Total revenue                                             $     1,010,822     $             -     $     1,010,822
Operating costs and expenses:
     Salaries and benefits                                                 347,634            (347,634)                  -
     Computer, communications and other equipment                          267,720            (267,720)                  -
     Data costs                                                            132,593            (132,593)                  -
     Other operating costs and expenses                                    168,736            (168,736)                  -
     Cost of revenue
         Services                                                                -             635,436             635,436
         Data                                                                    -             162,671             162,671
                                                                   ------------------- ------------------- -------------------
             Total cost of revenue                                         916,683            (118,576)            798,107
     Selling, general and administrative                                                       118,576             118,576
     Gains, losses and nonrecurring items, net                                 855                   -                 855
                                                                   ------------------- ------------------- -------------------
         Total operating costs and expenses                                917,538                   -             917,538
                                                                   ------------------- ------------------- -------------------
Income (loss) from operations                                               93,284                   -              93,284
                                                                   ------------------- ------------------- -------------------
     Other income (expense):
     Interest expense                                                      (19,267)                  -             (19,267)
     Other, net                                                             (6,724)                  -              (6,724)
                                                                   ------------------- ------------------- -------------------
                                                                           (25,991)                  -             (25,991)
                                                                   ------------------- ------------------- -------------------
Earnings (loss) before income taxes                                         67,293                   -              67,293
Income taxes                                                                 8,949                   -               8,949
                                                                   ------------------- ------------------- -------------------
Net earnings (loss)                                                $        58,344     $             -     $        58,344
                                                                   =================== =================== ===================
Earnings (loss) per share:
     Basic                                                         $          0.68     $             -     $          0.68
                                                                   =================== =================== ===================
     Diluted                                                       $          0.64     $             -     $          0.64
                                                                   =================== =================== ===================

Gross Profit

                                                   2004            2003            2002         % Change       % Change
                                                                                                2004-2003     2003-2002
                                              --------------- --------------- --------------- -------------- --------------
Services
     Revenue                                  $      778.1    $      758.9    $      665.0      +      3%     +     14%
     Cost of revenue                                 635.4           672.3           592.1      -      5      +     14
                                              --------------- --------------- --------------- -------------- --------------
     Gross profit                             $      142.7    $       86.6    $       72.9      +     65%     +     19%
                                              =============== =============== =============== ============== ==============
     Gross profit % of services revenue               18.3%           11.4%           11.0%

Data
     Revenue                                  $      232.7    $      199.3    $      201.1      +     17%     -      1%
     Cost of revenue                                 162.7           132.1           137.6      +     23      -      4
                                              --------------- --------------- --------------- -------------- --------------
     Gross profit                             $       70.0    $       67.2    $       63.5      +      4%     +      6%
                                              =============== =============== =============== ============== ==============
     Gross profit % of data revenue                   30.1%           33.7%           31.6%

Consolidated
     Revenue                                  $    1,010.8    $      958.2    $      866.1      +      5%     +     11%
     Cost of revenue                                 798.1           804.4           729.7      -      1      +     10
                                              --------------- --------------- --------------- -------------- --------------
     Gross profit                             $      212.7    $      153.8    $      136.4      +     38%     +     13%
                                              =============== =============== =============== ============== ==============
     Gross profit % of consolidated revenue           21.0%           16.1%           15.7%

Gross profit margins for services were 18.3% in fiscal 2004 which compares with 11.4% for fiscal 2003 and 11.0%
in fiscal 2002.  Certain impairment and other charges taken in these years reduced gross profit margins .4%, 4.5%
and 3.1% for fiscal years 2004, 2003 and 2002 respectively (see notes 2 and 4 to the consolidated financial statements). Fiscal 2004 gross profit margins benefited from the sale of the Los Angeles outsourcing data center operations that were sold early in the fiscal year and significantly lower postage and mailing related costs in
2004.  The improvement in fiscal 2003 gross profit margins from fiscal 2002 related to a significant reduction in salaries and benefits as a percent of revenue due to the increasing level of efficiencies created by our new technologies.

The gross profit margins for data were 30.1% in fiscal 2004 which compares to 33.7% for fiscal 2003 and 31.6% for fiscal 2002.  The drop in 2004 data gross profit margins from 2003 reflects lower margins on higher Allstate related revenues in 2004 together with the impact of the lower margin Claritas business which impacted the fourth quarter of 2004.  The increase in 2003 gross profit margins from 2002 is due to higher Allstate related revenue in 2002.

The consolidated gross profit margins for fiscal 2004 were 21.0% which compares to 16.1% for fiscal 2003 and
15.7% for fiscal 2002. Charges taken in these years reduced gross profit margins .3%, 3.5% and 2.5% for 2004,
2003 and 2002, respectively.  The improvement in fiscal 2004 gross profit margins from fiscal 2003 also reflects significantly lower mailing related costs, benefits from cost reductions and an improving economy.  The improvement in 2003 gross profit margins from 2002 relates to a significant reduction in salaries and benefits as a percent of revenue due to the increasing level of efficiencies created by our new technologies and
Restructuring Plan charges.

Operating Margins
Fiscal 2004 operating margins were 9.2% compared to 5.7% in fiscal 2003 and (2.2%) in fiscal 2002.  The improvement in 2004 operating margins over 2003 reflect higher gross profit margins and lower charges partially mitigated by higher selling, general and administrative expenses noted above. The improvement in 2003 operating margins over 2002 reflect higher gross profit margins, and lower charges combined with lower selling, general and administrative expenses also as noted above. Certain impairment and other charges recorded in these years reduced operating margins by 0.2%, 3.1% and 8.2% for fiscal 2004, 2003 and 2002, respectively

Other Income (Expense), Income Taxes and Other Items
Interest expense for fiscal 2004 decreased $2.5 million from fiscal 2003 and fiscal 2003 decreased $6.8 million from fiscal 2002, reflecting significantly lower average debt levels.  During fiscal 2002, the Company had significantly higher average balances in its revolving credit facility, particularly during the first and second quarters of fiscal 2002.  Additionally, the interest rates on all of the Company's variable rate debt declined during fiscal 2003.  The Company's weighted-average interest rate on long-term debt was 4.8% at both March 31,
2004 and March 31, 2003.

Other, net for fiscal 2004 includes a write-down on marketable and non-marketable investments of $7.2 million, as compared to write-downs of $8.8 million in fiscal 2003 and $1.1 million in fiscal 2002.  These write-downs are the result of the determination by management that certain of the Company's investments are other than temporarily impaired.  In making the assessment as to whether a decline in value of an investment is "other than temporary," the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  In addition, management looks at all other available information, including the business plan and current financial condition of each investee.  Other, net also includes equity in losses on joint ventures of $1.1 million in 2004, $0.4 million in 2003 and $6.7 million in fiscal 2002 and interest income on notes receivable of $2.4 million in 2004, $4.3 million in fiscal 2003 and $6.9 million in fiscal 2002.

The Company's effective tax rate was 13.3% in fiscal 2004, 22.5% in fiscal 2003 and 39.3% in fiscal 2002.  The rate in fiscal 2004 was impacted by the reversal of deferred tax liabilities that had previously been provided for tax years 1999 through 2002, which were subject to audit by the Internal Revenue Service.  During fiscal 2004 these tax audits were completed, resulting in the reversal of these contingency reserves, which were primarily related to the tax effects of restructuring costs, warrants issued to a customer, and claimed research and development credits.  Included in income taxes for fiscal 2003 was a one-time adjustment to decrease tax expense by $1.8 million for the benefit of state income tax loss carryforwards in excess of amounts previously considered in the Company's estimate of its income tax assets and liabilities.  This was primarily the result of changes in state income apportionment factors.  Additionally, the Company recorded a favorable adjustment for research and experimentation credits of $1.0 million in excess of amounts estimated at March 31, 2002.  In fiscal 2002 the effective rate exceeded the U.S. statutory rate because of state income taxes, partially offset by research and experimentation and other tax credits.

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

In connection with the retirement of certain debt facilities from the proceeds of a convertible note offering which became effective in fiscal 2002, the Company recorded a pretax charge for previously deferred debt issuance costs and for certain premiums paid in connection with this retirement of $2.1 million.  This charge was reflected as an extraordinary item, net of tax, in the 2002 consolidated statement of operations in accordance with SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt."  In 2004, the Company implemented
SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections."  As a result, the extraordinary item in the 2002 consolidated statement of operations has been reclassified to pretax earnings.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at March 31, 2004 totaled a negative $9.8 million, compared to $117.5 million at March 31, 2003.
The decrease in working capital is due to the increase in current liabilities, primarily as a result of the increase of $43.8 million in current installments of long-term obligations.  Management does not consider this increase to be a significant issue since the Company has sufficient capacity in its line of credit to pay off these current installments and projected cash flows are sufficient to cover these obligations.  Cash provided by operating activities was $259.9 million in fiscal 2004 as compared to $253.8 million in fiscal 2003 and $150.6 million in fiscal 2002.  Net changes in operating assets and liabilities increased fiscal 2004 operating cash flow by $30.2 million, primarily as a result of decreases in accounts receivable due to strong collections at the end of the fiscal year.  Net changes in operating assets and liabilities increased fiscal 2003 operating cash flow by $54.4 million, primarily as a result of approximately $40 million of refunds of federal income taxes received in June 2002 and net collections of notes receivable of approximately $35 million.  Net changes in operating assets and liabilities reduced fiscal 2002 operating cash flow by $19.1 million.  The decrease in fiscal 2002 is due to a significant decrease in accounts payable, $12.3 million of payments for restructuring and impairment accruals and an accrual for the refundable income taxes.  Depreciation and amortization of $150.2 million in fiscal 2004 includes $2.8 million of charges related to the impairment of software.  Depreciation and amortization of $154.9 million in fiscal 2003 includes $30.6 million of charges related to the impairment of software and long-lived assets discussed above.  Depreciation and amortization of $123.4 million in fiscal 2002 included $17.1 million of impairment charges related to the Restructuring Plan, as discussed above.

Accounts receivable days sales outstanding ("DSO") was 70 days at March 31, 2004 and 71 days at March 31, 2003, and is calculated as follows (dollars in thousands):

                                                                                            2004               2003
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       212,387    $       189,704
Denominator:
     Fourth quarter revenue                                                                  277,837            239,459
     Number of days in fourth quarter                                                             91                 90
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,053    $         2,661
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            70                 71
                                                                                     ================== ===================

Investing activities used $123.3 million in fiscal 2004 compared to $69.0 million in fiscal 2003 and $85.0 million in 2002.  Investing activities in 2004 included capitalized software development costs of $27.8 million as compared to $34.6 million in 2003 and $24.1 million in 2002.  Capitalized software costs decreased $6.7 million in 2004 after increasing $10.5 million in 2003 due to increased development in 2003 of a standardized component architecture for delivery of the Company's products and services.  Capitalized software costs included
$10.5 million in fiscal 2003 related to development of this standardized component architecture and include approximately $11 million in fiscal 2003 and approximately $9 million in fiscal 2002 related to AbiliTec products.  The remainder of the capitalized software includes software tools and products in all three segments of the business.  Capital expenditures were $22.2 million in fiscal 2004 compared to $13.2 million in 2003 and
$14.9 million in 2002.  Capital expenditures increased $9.0 million in fiscal 2004 primarily due to purchases of data center equipment to support the Company's outsourcing agreements.  Cost deferrals were $24.9 million in fiscal 2004 compared to $15.0 million in 2003 and $48.1 million in fiscal 2002.  Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as deferred costs related to data, increased $9.9 million in 2004 primarily due to increases in deferred costs related to purchased data, after decreasing $33.1 million in 2003 due in part to deferral of approximately $17 million of equipment costs in connection with two large services contracts entered into in fiscal 2002 that did not recur in fiscal 2003.  The remaining decrease of approximately
$16 million in 2003 is primarily due to declines in new outsourcing client contracts signed in fiscal 2003 that required significant amounts of set-up expenditures.

Total spending on capitalized software, as discussed above, and research and development expense was $47.9 million in fiscal 2004 compared to $54.3 million in fiscal 2003 and $41.9 million in fiscal 2002.  Research and development expense was $20.1 million in fiscal 2004 compared to $19.7 million in fiscal 2003 and $17.8 million in fiscal 2002.

Investing activities also reflect net cash paid for acquisitions of $55.6 million in fiscal 2004 compared to
$14.1 million in fiscal 2003 and $5.3 million in fiscal 2002.  In January 2004 the Company acquired the Claritas
Europe group of companies for approximately $28.7 million, net of cash acquired, and in March 2004 acquired the
Consodata companies based in England, France and Spain for approximately $26.9 million, net of cash acquired.
Proceeds from the dispositions of operations in fiscal 2004 were $7.7 million, compared to $1.1 million in fiscal
2003 and $9.2 million in fiscal 2002.  Proceeds from the disposition of operations in fiscal 2004 included $6.7 million for the sale of the Los Angeles outsourcing data center and $1.0 million in collections on a note receivable from a previous disposition.  Proceeds from dispositions of operations in fiscal 2003 were collections on notes receivable from operations disposed of in prior years.  Proceeds from the disposition of operations in fiscal 2002 of $9.2 million were primarily from the sale of three of the Company's business operations.  Notes 3 and 4 to the consolidated financial statements discuss the acquisitions and dispositions in more detail.

Investing activities also reflect cash payments by the Company of $5.0 million in fiscal 2004, $1.2 million in fiscal 2003 and $7.9 million in fiscal 2002 to fund investments in joint ventures and other companies.  During fiscal 2004 the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due May 2007.  As an inducement for the
Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.
Investments made in 2003 include advances to the Company's Australian joint venture operations before the acquisition of the remaining 50% in June 2002.  During fiscal 2002, the Company advanced $4.4 million to the
Company's joint venture in Australia and made a $1.7 million investment in USADATA, Inc.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.
Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($8.2 million at March 31, 2004).  The Company recorded impairment charges on certain of its investments of $7.2 million in fiscal 2004, $8.8 million during fiscal 2003 and $1.1 million in fiscal 2002.  In the event that declines in the value of its investments continue, the Company may be required to record additional temporary and/or "other than temporary" impairment charges of its investments.

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

The Company has generated free cash flows of $187.8 million in fiscal 2004, $199.0 million in fiscal 2003 and
$69.7 million in fiscal 2002, as shown below (in thousands):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Operating cash flow                                              $       259,883     $       253,793    $       150,605
Proceeds from the disposition of assets                                    2,783                 293                173
Capitalized software development costs                                   (27,844)            (34,573)           (24,121)
Capital expenditures                                                     (22,178)            (13,212)           (14,875)
Deferral of costs                                                        (24,881)            (15,027)           (48,131)
Proceeds from sale and leaseback transactions                                  -               7,729              5,999
                                                                 ------------------- ------------------ -------------------
     Free cash flow                                              $       187,763     $       199,003    $        69,650
                                                                 =================== ================== ===================

Free cash flow is not a generally accepted accounting principle ("GAAP") financial measure.  A "non-GAAP financial measure" is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's consolidated financial statements.  The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the
Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.
The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

The Company's fiscal 2003 free cash flow was impacted significantly by income taxes.  As a result of losses shown on the Company's federal income tax return for fiscal 2002, the Company filed claims to carry the losses back five years as allowed under federal tax provisions, resulting in refunds of approximately $40 million.
Additionally, as a result of income tax operating loss carryforwards and credits, the Company did not pay any significant federal or state income taxes in fiscal 2003 or 2004.  The Company also does not expect to pay any significant amount of federal or state income taxes in fiscal 2005, but expects to begin paying taxes in fiscal
2006.

On November 14, 2002, the Company announced a common stock repurchase program.  From that date until March 31,
2004, the Company has repurchased 6.1 million shares of its common stock for an aggregate purchase price of $91.2 million under this repurchase program.  During fiscal 2004, 4.4 million shares were repurchased for an aggregate purchase price of $64.5 million.

Financing activities in fiscal 2004 used $127.9 million, primarily as a result of net repayments of debt during the year and the acquisition of stock.  The Company also paid its first quarterly dividend of $0.04 per share during the fourth quarter of 2004.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $21.9 million during 2004.

Financing activities in fiscal year 2003 used $185.1 million, primarily as a result of net repayments of debt and the purchase of 1.8 million shares of common stock for an aggregate purchase price of $26.7 million.  The Company repaid $64.2 million of term notes in February 2003 and repaid the remaining $62.6 million of convertible debt as discussed below.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $18.1 million in fiscal 2003.

For fiscal 2002, financing activities used $74.1 million, a large portion of which relates to net repayments of the Company's revolving credit facility, along with the retirement of $52.4 million of 5.25% convertible subordinated notes due in 2003 ("5.25% Notes") and $25.7 million of 6.92% senior notes ("6.92% Notes").  These repayments and retirements were made from the proceeds of the convertible note offering during February 2002 discussed below.  The Company also paid $23.5 million in aggregate payments on certain equity forward contracts during fiscal 2002 prior to the settlement of those contracts in September 2001 through a term note (see note 9 to the consolidated financial statements).  The equity forward contracts are discussed in further detail below.
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

In each of the fiscal years 2004, 2003 and 2002, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction.  The incurrence of this debt appears on the Consolidated Statements of Cash Flows under "supplemental cash flow information."  Payment of this debt in future periods will be reflected as a financing activity.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions and for payments of dividends.  On February 4,
2004, the board of directors declared the Company's first quarterly cash dividend of four cents per share payable on March 8, 2004 to shareholders of record as of the close of business on February 16, 2004.  The Company's March
8, 2004 dividend payment totaled approximately $3.4 million.  On May 26, 2004, the board of directors declared a quarterly cash dividend of four cents per share payable on June 28, 2004 to shareholders of record as of the close of business on June 7, 2004.  While Acxiom intends to pay regular quarterly dividends for the foreseeable future, all dividends will be reviewed quarterly and declared by the board at its discretion.

Credit and Debt Facilities
The Company had available credit lines of $150 million of which $16.2 million was outstanding at March 31, 2004, compared to $28.8 million outstanding at March 31, 2003.  The Company's debt-to-capital ratio, as calculated below, was 33% at March 31, 2004 compared to 34% at March 31, 2003 (dollars in thousands).

                                                                                         March 31,          March 31,
                                                                                           2004                2003
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       293,457    $       289,677
                                                                                     ------------------ -------------------
Denominator:
     Long-term obligations, net of current installments                                      293,457            289,677
     Stockholders' equity                                                                    587,216            562,556
                                                                                     ------------------ -------------------
                                                                                     $       880,673    $       852,233
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             33%                34%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $73.2 million and $29.5 million at March 31, 2004 and 2003, respectively.

Included in long-term obligations at March 31, 2004 and 2003 are the Company's 3.75% convertible notes ("3.75%
Notes") in the amount of $175 million, as discussed below.  The conversion price for the 3.75% Notes is $18.25 per share.  If the Company's common stock price remains above the conversion price, the 3.75% Notes may be converted to equity.  Total stockholders' equity has increased $24.7 million to $587.2 million at March 31,
2004.  The components of this increase are detailed in the consolidated statement of stockholders' equity and comprehensive income.

Effective February 10, 2003, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $150 million through July 2006.  Borrowings under the revolving credit facility of $16.2 million at March 31, 2004 and $28.8 million at March 31, 2003 bear interest at
LIBOR plus 1.5%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by substantially all of the Company's assets.  Weighted average interest rates on the March 31, 2004 and March 31, 2003 borrowings under the revolving credit facility were 2.74% and 2.86%, respectively.  In conjunction with amending and restating its credit facility, the Company, using available cash and borrowings under the revolving credit facility, repaid the $64.2 million term note entered into for the settlement of equity forward contracts (see note 9 to the consolidated financial statements) and paid $45.8 million to terminate its real estate synthetic lease arrangement (see note 11 to the consolidated financial
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

Off-Balance Sheet Items and Commitments
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft
("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  In December 2003 the Company entered into a synthetic lease for an additional aircraft which expires in November 2013, with the Company having the option at expiration to purchase the aircraft at a fixed price or return the aircraft to the lessor.  In the event the Company elects to return the
Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $11.1 million at March 31, 2004.  Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $213.3 million, and as of March 31, 2004 the Company has a future commitment for lease payments of $39.5 million over the next ten years.

Prior to its termination as discussed below, the Company had entered into a real estate synthetic lease arrangement with respect to an office facility in Little Rock, Arkansas and land in Phoenix, Arizona.  This synthetic lease arrangement provided the Company with more desirable terms than other alternative construction financing options.  Under the arrangement, the Company had agreed to lease each property for an initial term of five years with an option to renew for an additional two years, subject to certain conditions.  The lessors funded $45.8 million for the construction of the Little Rock facility and acquisition of the Phoenix land.  The
Little Rock facility was completed in December 2002 and cost approximately $34.4 million, including interest during construction.  Effective February 10, 2003, the Company terminated the synthetic lease arrangement by purchasing the Phoenix land and the Little Rock facility from the lessors for approximately $45.8 million.  As a result, the underlying real estate assets and the related depreciation expense have been recorded in the
Company's consolidated financial statements beginning February 2003.  The Company has begun construction of a new
97,000 sq. ft. office building and data center in Phoenix, Arizona.  Total construction costs of this facility are expected to be approximately $15 million to $16 million and construction is expected to be completed in the fall of 2004.  The Company also has begun construction on an additional 30,000 sq. ft data center in Little Rock,
Arkansas and it is expected to be completed in late fiscal 2005.  Total construction cost of this facility is expected to be $14 million to $15 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the
Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at March 31, 2004 was $5.6 million.

The Company was previously contingently obligated under certain leases that have been assumed by other parties.
The total future lease payments for which the Company was contingently liable was $6.8 million at March 31,
2003.  In conjunction with its investment in Battleaxe, LLC as discussed above, in fiscal 2004 the Company was released from this contingent liability.

At both March 31, 2004 and March 31, 2003, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $10.0 million at March 31, 2004 and $10.8 million at March 31, 2003.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at March 31, 2004
(dollars in thousands):

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Capital lease obligations       $   38,588   $   15,853    $    8,456   $    2,487   $    2,243   $   11,821   $   79,448
Software and data license
  liabilities                       20,383       19,664        13,877       13,656        6,932            -       74,512
Other long-term debt                14,275        1,130        16,626          423      180,083          205      212,742
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
     Total long-term
       obligations                  73,246       36,647        38,959       16,566      189,258       12,026      366,702
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Synthetic aircraft leases            3,022        3,022         3,022        3,022        3,022       11,389       26,499
Synthetic equipment and
  furniture leases                   9,460        2,729           607          253            -            -       13,049
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total synthetic operating
  leases                            12,482        5,751         3,629        3,275        3,022       11,389       39,548
Equipment operating leases          20,401       10,643         3,785          632           83            -       35,544
Building operating leases           16,831       15,418        14,374       12,626       10,675       59,430      129,354
Partnerships building leases         2,122        2,123         2,134        2,144        2,155           43       10,721
Related party aircraft lease           903          902           376            -            -            -        2,181
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
     Total operating lease
       payments                     52,739       34,837        24,298       18,677       15,935       70,862      217,348
Operating software license
  obligations                        9,426        4,995         3,561        3,515        3,515        3,515       28,527
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
     Total operating lease
       and software license
       obligations                  62,165       39,832        27,859       22,192       19,450       74,377      245,875
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total contractual cash
  obligations                   $  135,411   $   76,479    $   66,818   $   38,758   $  208,708   $   86,403   $  612,577
                               ============ ============= ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               ------------ -------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Purchase commitments on
  synthetic aircraft leases     $        -   $        -    $        -   $        -   $        -   $   18,397   $   18,397
Purchase commitments on
  synthetic equipment and
  furniture leases                     583        3,627           464        1,626            -            -        6,300
Other purchase commitments          65,213       19,412        17,761       12,681            5            -      115,072
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total purchase commitments     $    65,796   $   23,039    $   18,225   $   14,307   $        5   $   18,397   $  139,769
                               ============ ============= ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.
See note 14 to the consolidated financial statements.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.8 million at March
31, 2004) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment, furniture and aircraft leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets.  The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction of buildings and other items.  Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2004 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         4,424
Residual value guarantee on synthetic aircraft lease                                                              6,639
Residual value guarantee on related party aircraft lease                                                          3,777
Guarantees on certain partnership and other loans                                                                 5,578
Outstanding letters of credit                                                                                     9,990

The total of loans "on certain partnerships and other loans," of which the Company guarantees the portion noted
in the above table, are $13.8 million.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the "Risk Factors" contained in Part I, Item 1. Business, of the
Company's annual report on Form 10-K for the fiscal year ended March 31, 2004.

Acquisitions and Divestitures
On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and
Spain, from Turin-based Seat P.G., one of the world's leading multi-platform directories companies.  The acquisition of the Consodata German operation was completed in April 2004.  Both acquisitions were accounted for as purchases.  The total net consideration was approximately $26.9 million, net of cash acquired, which excludes approximately $5 million, net of cash acquired, for the German operation acquisition.  The Company expects the operations of Consodata to be slightly accretive for fiscal 2005.  The acquired Consodata companies are expected to add approximately $63 million to $69 million to the Company's revenue for fiscal 2005, which began April 1,
2004.  This will increase the Company's anticipated annual European revenue for fiscal 2005 to approximately $220 million to $261 million.  (See note 3 to the consolidated financial statements.)

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.  The acquisition is accounted for as a purchase and was effective January 1, 2004.
Management believes this acquisition, along with the Consodata acquisition noted above, will provide the Company with significant European data assets that will be complementary to the Company's service offerings and will give the Company an expanded presence in Europe.  The Company paid approximately $28.7 million for the acquisition, net of cash acquired, which includes offices in England, France, The Netherlands, Germany, Spain, Portugal and
Poland.  The acquired Claritas companies are expected to add approximately $100 million in annual revenue in fiscal 2005.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1, 2004. (See note 3 to the consolidated financial statements.)

Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that included up to $2.4 million of additional cash, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  During the year ended March 31, 2004, the purchase price contingencies were resolved.  As a result, the Company is not required to pay the additional cash consideration or issue the shares of common stock, but has issued the warrants to purchase 203,500 shares of common stock at an exercise price of $13.24.  These warrants expire on March 17, 2019.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business, TransUnion Employment Screening Services, Inc. ("TUESS"), owned by TransUnion, LLC
("TransUnion"), a related party.  This employment screening business was incorporated as Acxiom Information
Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its clients.  The aggregate purchase price of $34.8 million consisted of cash of $7.5 million paid at closing, a note of $2.5 million paid in October
2002, additional cash of $0.2 million paid in October 2002 as a result of purchase price adjustments, 664,562 shares of common stock valued at $10.5 million and the issuance to TUESS of warrants to purchase 1,272,024 shares of common stock, at an exercise price of $16.32, valued at $14.1 million.

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

During the year ended March 31, 2002, the Company acquired certain customer relationship management operations of
Trans Union for $5.3 million (see note 3 to the consolidated financial statements).

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

The Company's operations have not proven to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters.  In order to minimize the impact of these fluctuations, the Company continues to move toward long-term strategic partnerships with more predictable revenues.  Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 80% in fiscal 2004, 2003 and
2002.

Related Parties and Significant Customers

During the year ended March 31, 2002, the Company had one client, Allstate, which accounted for $87.8 million
(10.1%) of revenue.  No single client accounted for more than 10% of revenue during the years ended March 31,
2003 or 2004.

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide TransUnion with various data center management services.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom's board of directors.  TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by TransUnion to be elected to Acxiom's board of directors.  While these undertakings by Acxiom are in effect until the end of the current term of the agreement, which expires in August 2005, Acxiom has been notified that TransUnion does not presently intend to designate another individual to serve as director.  Acxiom and TransUnion amended the data center management agreement on October 1, 2002, expanding its scope to encompass
TransUnion's client/server, network and communications infrastructure.  This amendment runs concurrent with the current term of the data center management agreement.  In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services.  Acxiom recorded revenue from TransUnion of $74.1 million in fiscal 2004, $71.1 million in fiscal 2003 and $50.6 million in fiscal 2002.

Effective April 1, 2002, Acxiom and TransUnion entered into a marketing joint venture that serves as a sales agent for both parties for certain existing mutual clients.  The purpose of the joint venture is to provide these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by Acxiom and TransUnion, as well as any new products and services that may be agreed upon.
The parties agreed to share equally the aggregate incremental increase (or decrease) in revenue and direct expenses generated from any client supported by the joint venture.  Also, the joint venture charges both Acxiom and TransUnion a sales agency commission and Acxiom and TransUnion provide sales and administrative support to the joint venture.  Effective April 1, 2003, the parties have agreed to suspend the cost and revenue sharing, sales commission, and administrative charges.  The net results of operations from this joint venture have not been material.

During fiscal 2004, the Company entered into a long-term data license agreement with TransUnion to license data that is used by the Company's products.  Effective August 12, 2002, as previously discussed, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by TransUnion for an aggregate purchase price of $34.8 million (see note 3 to the consolidated financial statements) and, during fiscal 2002, purchased certain customer relationship operations of TransUnion for $5.3 million.

The Company has an agreement to resell Acxiom products with a company whose majority shareholder is a family member of an officer of the Company. Products purchased from the Company for resale were approximately $0.7 million in fiscal 2004, $0.8 million in fiscal 2003 and $0.7 million in fiscal 2002.  The account balance was approximately $1.2 million at the end of fiscal 2004, $0.9 million at the end of fiscal 2003 and $0.7 million at the end of fiscal 2002.  The Company entered into an agreement in April 2004 to secure and collect the March 31,
2004 account balance by March 31, 2005.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-U.S. Operations

With the acquisition of the Claritas Europe group of companies and the Consodata acquisition, the Company now has a larger presence in the United Kingdom and a new presence in France, The Netherlands, Germany, Spain, Portugal
and Poland.  Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company's revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.  The Company's European operations had net earnings of $1.1 million in fiscal 2004 and $3.0 million in fiscal 2003 compared to losses of $2.1 million in fiscal 2002.  The losses primarily reflect investments made in the U.K. to build their AbiliTec and InfoBase infrastructure.  The

European operations included earnings from the Claritas acquisition of $2.6 million for the period from January
1, 2004 through March 31, 2004.  The Australian operation had net losses of $4.3 million for the period from June
2002 (date of acquisition) through March 31, 2003 and net losses of $1.1 million in fiscal 2004.

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

     Revenue Recognition - The Company provides database management and IT outsourcing services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer's
     IT environment under IT outsourcing contracts.  In the case of database management contracts, the customer does not acquire any ownership rights to the Company's intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement.  In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.
     Up-front fees billed during the setup phase are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract.
     Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract.  In situations where the arrangement does not require setup activities or customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred.

     The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period.
     Additionally, the Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 99-19, "Reporting Revenue Gross as a
     Principal versus Net as an Agent,"  to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement.  All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement.
     "Out-of-pocket" expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, "Income Statement Characterization of
     Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

     The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF
     01-8, "Determining Whether an Arrangement Contains a Lease."  EITF 01-8 became effective for new arrangements or modifications to existing arrangements occurring on or after July 1, 2003.  EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement.  In general, the Company's database management and IT outsourcing arrangements which have been entered into or modified since the effective data of EITF 01-8 have not been determined to include a lease.

     The Company also performs services on a project basis outside of, or in addition to, the scope of long-term arrangements.  The Company recognizes revenue from these services as the services are performed.

     Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist.  Revenue from the licensing of data in which the
     Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.  Revenue from the licensing of data to the customer in circumstances where the license agreement contains a volume cap is recognized in proportion to the total records to be delivered under the arrangement.

     Effective January 1, 2001 the Company changed its method of accounting for certain transactions in accordance with SAB 101, retroactive to April 1, 2000.  The cumulative effect of the change on prior years resulted in a charge to earnings of $37.5 million, net of income tax benefit, which was included in the
     Company's consolidated earnings for the year ended March 31, 2001.  For the years ended March 31, 2004, 2003 and 2002, the Company recognized approximately $5 million, $13 million and $19 million, respectively, in revenue that was included in the cumulative effect adjustment.  The remaining amount of such revenue, which will be recognized through 2008, is approximately $4 million.

     The Company accounts for revenue arrangements with multiple elements in accordance with EITF Issue No.
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
     There has been no material impact to the Company from adoption of EITF 00-21.

     In certain multiple element arrangements, including database management and IT outsourcing arrangements, the
     Company is unable to assign fair values to the multiple elements.  Therefore, when third-party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period.  Included in the Company's consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March
     31, 2004 was $91.1 million as compared to $59.9 million at March 31, 2003 and $61.1 million at March 31,
     2002.

     In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the
     Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate.  The Company recognized revenue of $17.6 million in 2004, $7.4 million in fiscal 2003 and $9.5 million in fiscal 2002 for hardware and software (excluding licensing of AbiliTec software) where the Company has determined that up-front revenue recognition is appropriate.  The Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of
     Emerging Issues Task Force ("EITF") Issue 99-19, "Reporting Revenue Gross as a Principal versus net as an
     Agent," to determine whether such revenues should be recognized on a gross or a net basis over the term of the related service agreement.  Each factor in EITF 99-19 is evaluated, with the primary factor being whether the Company is the primary obligor in the arrangement.  In fiscal 2004, 2003 and 2002 sales agreements recorded on a net basis totaled $0.7 million, $0.8 million and $0.7 million respectively.  In fiscal 2004, 2003 and 2002 sales agreements recorded on a gross basis totaled $16.9 million, $6.6 million and $8.8 million respectively.

     Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies.  Unbilled amounts included in accounts receivable were
     $59.4 million and $56.9 million, respectively, at March 31, 2004 and 2003.

     In general, the Company provides services rather than products and, therefore, does not provide end-users with price-protection or rights of return.  The Company's contracts provide a warranty that the services will meet the agreed-upon criteria or any necessary modifications will be made.  The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

     Software, Purchased Software Licenses, and Research and Development Costs - The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86,
     "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86") and the
     American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of
     Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred.  Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The
     Company recorded amortization expense and impairment charges related to internally developed computer software of $26.9 million in fiscal 2004, $34.4 million in fiscal 2003 and $23.6 million in fiscal 2002.
     Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization of $20.1 million in fiscal 2004, $19.7 million in fiscal 2003 and $17.8 million in fiscal 2002 were charged to operations during those years.

     Purchased software licenses include both capitalized future software obligations for which the liability is included in long-term obligations and prepaid software.  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $27.1 million in fiscal
     2004, $25.9 million in fiscal 2003 and $19.5 million in fiscal 2002.  Purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers' continuing commitments to utilize mainframe architecture and the software under contract.  During fiscal year 2004, in conjunction with an amendment to one of its purchased operating system software license agreements, the Company evaluated the remaining useful lives of certain of its purchased operating system software licenses.  As a result of this review, the estimated remaining useful life of one of these licenses was extended from eight years to ten years and the estimated remaining useful life of another license was extended from four years to eight years.  At the same time, the Company adjusted its units-of production estimates for future years.  As a result of these changes, amortization expense for these two licenses for fiscal year 2004 was reduced from what it would have been without these changes.  The effect of the amendment, the changes in useful lives, and the changes in estimated units-of production for fiscal year
     2004 was to increase earnings before income taxes by $7.1 million, increase net earnings by $4.5 million, increase basic earnings per share by $0.05 and increase diluted earnings per share by $0.05.  While the
     Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

     Capitalized software, including both purchased and internally developed, are reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value.  In performing the net realizable value evaluation of capitalized software, the Company's projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product.  A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value.  Due to changes in the marketplace and the Company's decision to de-emphasize certain software products, the Company carried out evaluations of these products.  As a result of the Company's net realizable value calculation, the Company recorded charges of $2.8 million in fiscal 2004, $14.1 million in fiscal 2003 and $10.3 million in fiscal 2002 for the write-down of certain of its purchased and internally developed software to net realizable value.  (See further discussion in note 2 to the consolidated financial statements.)  At March 31, 2004, the Company's most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists.  However, no assurance can be given that future analysis of the Company's capitalized software will not result in an impairment charge.
     Additionally, should future project revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company's estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($221.8 million at March 31, 2004).

     Valuation of Long-Lived Assets and Goodwill - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group.  If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended March 2003, as discussed in note 2 to the consolidated financial statements, the Company recorded an impairment charge to its long-lived assets (excluding purchased and internally-developed software) of $6.3 million.  Also, during the year ended March 31, 2002, as discussed in note 2 to the consolidated financial statements, the Company recorded a charge to earnings of $33.6 million for the loss associated with the sale and leaseback of certain computer equipment and the impairment of certain other equipment.  At March 31, 2004, the Company believes that no further impairment exists with respect to its long-lived assets.  However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

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

     Fully diluted shares outstanding and diluted earnings per share ("EPS") include the effect of "in-the-money"
     stock options (calculated based on the average share price for the period) and the convertible debt.  The convertible debt, as computed under the if-converted method, is dilutive to the extent that EPS for the fiscal year exceeds approximately $0.43 per share.

     The dilution from employee options, as computed under the treasury stock method, fluctuates based on changes in the price of the Company's common stock.  If the price of the Company's stock decreases, fewer options are "in the money" and the impact on diluted earnings per share is smaller.  If the price of the Company's stock increases, more options are "in the money" and the impact on diluted earnings per share is greater.
     As shown in note 1 to the consolidated financial statements, the impact on diluted earnings per share from stock options during the current year was less than 3%.

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

     Deferred Costs - The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts.  All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement.
     During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable either through recognition of previously deferred revenue or future minimum contractual billings.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

     The Company also defers costs related to the acquisition or licensing of data for the Company's proprietary databases which are used in providing data products and services to customers.  These deferred costs are amortized over the useful life of the data, which is from two to seven years.  In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the kind of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the "stale" data continues to have value as historical data, 5) whether the license places restrictions on the use of the data, and 6) the term of the license.

     Total cost deferrals were $24.9 million in fiscal 2004, $15.0 million in fiscal 2003 and $48.1 million in
     2002.  At March 31, 2004, the Company had deferred costs, net of accumulated amortization, of $124.7 million recorded on its consolidated balance sheet.  These deferred costs consisted of $82.1 million associated with client contract cost deferrals, $6.0 million associated with debt and lease facility cost deferrals and
     $36.6 million for cost deferrals related to the cost of acquiring data.

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
     Accordingly, the Company recorded charges to earnings of $7.2 million in fiscal 2004, $8.8 million in fiscal
     2003 and $1.1 million in fiscal 2002 to write down investments to their approximate fair values.

     In determining the fair value of its investments, the Company attempts to obtain quoted market prices.  In situations where quoted market prices are not available, management considers the available facts and circumstances regarding each investment in estimating its fair value.  In some cases where quoted market prices are not available, management estimates the value of the investment using a discounted cash flow
     ("DCF") analysis.  This DCF analysis is based on information received regarding each of the Company's investments, as well as a variety of inputs determined by management including discount rates, liquidity discounts, earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, and various other factors.  In the event that the underlying projections of an investment obtained by the Company for use in its DCF analysis do not materialize; future events indicate that revisions to discount rates, EBITDA multiples, liquidity factors or other variables are necessary; or quoted market prices of investments, where available, continue to decline, the Company may be required to make further write-downs up to and including the total carrying amount of its investments ($8.2 million at March 31, 2004).

New Accounting Pronouncements

FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", or FIN 46R
replaces FIN 46, which was issued July 1, 2003. FIN 46R clarifies the application of Accounting Research Bulletin
No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. There was no material impact on the Company as a result of the adoption of these rules.

In November  2002, the FASB issued  Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements
for  Guarantees, Including Indirect Guarantees  of  Indebtedness to others, an interpretation  of FASB
Statements  No. 5, 57 and 107 and a rescission of FASB Interpretation  No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statement about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December
31, 2002 and had no material impact on the Company.

On November 21, 2002, the EITF reached a final consensus on Issue No. 00-21, "Revenue Arrangements with Multiple
Elements."   EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  There was no material impact on the Company as a result of the adoption of these rules.

In May 2003, the EITF reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease".
EITF 01-8 clarifies certain provisions of SFAS 13, "Accounting for Leases", with respect to the identification of lease elements in arrangements that do not explicitly include lease provisions. Any lease element identified under the model of EITF 01-8 should be accounted for under current lease accounting literature. EITF 01-8 should be applied prospectively for lessees and lessors to arrangements newly agreed to, modified, or acquired in a business combination beginning with the first reporting period after May 28, 2003.  There was no material impact on the Company as a result of the adoption of these rules.

In July 2003, the Emerging Issues Task Force reached a consensus opinion of EITF 03-5, "Applicability of AICPA
Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement
Containing More-Than-Incidental Software". The consensus clarifies the types of non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2.
The Company believes the application of EITF 03-5 does not have a material effect on its financial statements.

Forward-looking Statements

This document and other written reports and oral statements made from time to time by the Company and its representatives contain forward-looking statements.  These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  The Company generally indicates these statements by words or phrases such as "anticipate," "estimate," "plan," "expect," "believe," "intend," "foresee," and similar words or phrases.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

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
o        the possibility that negative changes in economic or other conditions might lead to a reduction in demand for the Company's products and services;
o        the possibility that the recovery from the previous three years' economic slowdown may take longer than expected or that economic conditions in general will not be as expected;

o        the possibility that significant clients may experience extreme, severe economic difficulty;
o        the possibility that the fair value of certain assets may not be equal to the carrying value of those assets now or in future time periods;
o        the possibility that sales cycles may lengthen;
o        the possibility that the Company may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;
o        the possibility that the Company won't be able to properly motivate the sales force or other associates;
o        the possibility that the Company won't be able to achieve cost reductions and avoid unanticipated costs;
o        the possibility that the Company won't be able to continue to receive credit upon satisfactory terms and conditions;
o        the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;
o        the possibility that the Company may be subjected to pricing pressure due to market conditions and/or competitive products and services;
o        the possibility that there will be changes in consumer or business information industries and markets;
o        the possibility that the Company won't be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;
o        the possibility that the Company may encounter difficulties when entering new markets or industries;
o        the possibility that there will be changes in the legislative, accounting, regulatory and consumer environments affecting the business, including but not limited to litigation, legislation, regulations and customs relating to the Company's ability to collect, manage, aggregate and use data;
o        the possibility that data suppliers might withdraw data from the Company, leading to an inability to provide certain products and services;
o        the possibility that the Company may enter into short-term contracts which would affect the predictability of revenues;
o        the possibility that the amount of ad hoc, volume-based and project work will not be as expected;
o        the possibility that the Company may experience a loss of data center capacity or interruption of telecommunication links or power sources;
o        the possibility that postal rates may increase, thereby leading to reduced volumes of business;
o        the possibility that clients may cancel or modify or not renew their agreements with the Company;
o        the possibility that the services of the United States Postal Service, their global counterparts and other delivery systems may be disrupted;
o        the possibility that the integration of any recently acquired businesses may not be successful;
o        with respect to the provision of products or services outside the Company's primary base of operations in the
         U. S., all of the above factors apply, along with fluctuations in currency exchange rates and the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations;
o        the other risks described under the caption "Risk Factors" the "Business" section of the Company's
         Annual Report on Form 10-K; and
o        the possibility that the Company may be affected by other competitive factors.

In light of these risks, uncertainties and assumptions, the Company cautions readers not to place undue reliance on any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

                              Report of Independent Registered Public Accounting Firm

The Board of Directors
Acxiom Corporation:

We have audited the accompanying  consolidated  balance sheets of Acxiom Corporation and subsidiaries (the Company)
as of March 31, 2004 and 2003,  and the related  consolidated  statements of operations,  stockholders'  equity and comprehensive  income,  and cash flows for the years then ended. These  consolidated  financial  statements are the responsibility  of the Company's  management.  Our  responsibility  is to express an opinion on these  consolidated financial  statements based on our audits.  The 2002 consolidated  financial  statements of Acxiom  Corporation and subsidiaries were audited by other auditors who have ceased  operations.  Those auditors'  expressed an unqualified opinion on the 2002  consolidated  financial  statements  and included  explanatory  paragraphs  that described the change in goodwill  amortization  resulting  from the adoption of Statement  of Financial  Accounting  Standard No.
142,  "Goodwill and Other  Intangible  Assets,"  effective April 1, 2001 and the change in certain of the Company's accounting  principles for revenue  recognition as a result of the adoption of Staff  Accounting  Bulletin No. 101,
"Revenue Recognition in Financial  Statements,"  effective April 1, 2000, before the revisions described on Notes 1 and 20 to the consolidated financial statements, in their report dated May 6, 2002.

We conducted our audits in accordance with the standards of the Public Company  Accounting  Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the  financial  statements  are free of  material  misstatement.  An audit  includes  examining,  on a test  basis, evidence  supporting the amounts and  disclosures  in the financial  statements.  An audit also includes  assessing the accounting  principles  used and  significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the 2004 and 2003  consolidated  financial  statements  referred to above present  fairly,  in all material  respects,  the financial  position of Acxiom  Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their  operations  and their cash flows for the years then ended in conformity  with  accounting principles generally accepted in the United States of America.

As discussed above, the consolidated  financial  statements of Acxiom Corporation for the year ended March 31, 2002 were audited by other  auditors  who have ceased  operations.  As  described  in Note 1, certain  reclassifications have been made to the 2002  consolidated  statement of operations to conform to the current year  presentation  and to reclassify debt extinguishment  costs as a result of the adoption of Statement of Financial  Accounting Standard
No. 145,  "Rescission  of FASB  Statements  No. 4, 44 and 64,  Amendment of FASB  Statement  No. 13, and  Technical
Corrections."  In  addition,  as  described  in Note 20, the Company  changed  the  composition  of its  reportable segments in 2003, and the amounts in the 2002 consolidated  financial  statements  relating to reportable  segments have been restated to conform to the current  composition of reportable  segments.  We audited the adjustments that were applied to  reclassify  the 2002  consolidated  statement of  operations  and to restate the  disclosures  for reportable  segments  reflected in the 2002 consolidated  financial  statements.  In our opinion,  such adjustments applied  to  reclassify  the 2002  statement  of  operations  and to  restate  the  2002  reportable  segments  are appropriate  and have  been  properly  applied.  However,  we were not  engaged  to  audit,  review,  or apply  any procedures to the 2002  consolidated  financial  statements of Acxiom  Corporation  other than with respect to such adjustments,  and,  accordingly,  we do not  express  an  opinion  or any  other  form  of  assurance  on the  2002 consolidated financial statements taken as a whole.

/s/KPMG LLP

Dallas, Texas
May 6, 2004

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

/s/ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
May 6, 2002

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 2004 AND 2003
                                              (Dollars in thousands)
                                                                                             2004              2003
                                                                                       ----------------- ------------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                         $        14,355   $         5,491
     Trade accounts receivable, net, including receivable from related parties of
       $(33) in 2004 and $33 in 2003 (note 10)                                                 212,387           189,704
     Deferred income taxes (note 13)                                                            14,032            46,056
     Refundable income taxes                                                                     2,280             2,576
     Other current assets (note 16)                                                             43,272            45,288
                                                                                       ----------------- ------------------
         Total current assets                                                                  286,326           289,115
Property and equipment, net of accumulated depreciation and amortization
  (notes 8 and 11)                                                                             267,088           208,306
Software, net of accumulated amortization of
  $74,816 in 2004 and $59,957 in 2003 (note 7)                                                  64,553            63,095
Goodwill (notes 3 and 6)                                                                       282,971           221,184
Purchased software licenses, net of accumulated amortization of
  $146,573 in 2004 and $120,313 in 2003 (note 7)                                               157,217           161,432
Unbilled and notes receivable, excluding current portions (notes 4 and 5)                       13,030            20,249
Deferred costs, net                                                                            124,653           108,444
Other assets, net                                                                               19,946            21,421
                                                                                       ----------------- ------------------
                                                                                       $     1,215,784   $     1,093,246
                                                                                       ================= ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations (note 9)                            $        73,245   $        29,491
     Trade accounts payable                                                                     41,527            28,760
     Accrued expenses:
         Restructuring (note 2)                                                                  2,881               584
         Payroll                                                                                23,979            14,234
         Other (notes 11 and 16)                                                                63,411            38,689
     Deferred revenue                                                                           91,060            59,907
                                                                                       ----------------- ------------------
         Total current liabilities                                                             296,103           171,665
                                                                                       ----------------- ------------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                            239,327           233,843
     Software and data licenses, net of current installments                                    54,130            55,834
                                                                                       ----------------- ------------------
         Total long-term obligations (note 9)                                                  293,457           289,677
                                                                                       ----------------- ------------------
Deferred income taxes (note 13)                                                                 39,008            69,348
Commitments and contingencies (notes 2, 3, and 11)
Stockholders' equity (notes 3 and 12):
     Common stock                                                                                9,226             9,015
     Additional paid-in capital                                                                361,256           333,715
     Retained earnings                                                                         308,487           253,558
     Accumulated other comprehensive income (loss) (note 19)                                     2,940            (2,911)
     Treasury stock, at cost                                                                   (94,693)          (30,821)
                                                                                       ----------------- ------------------
         Total stockholders' equity                                                            587,216           562,556
                                                                                       ----------------- ------------------
                                                                                       $     1,215,784   $     1,093,246
                                                                                       ================= ==================
See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                                 (Dollars in thousands, except per share amounts)

                                                                          2004                2003                2002
                                                                   ------------------- ------------------- -------------------
Revenue:
     Services, including revenue from related parties of $74.8
       million in 2004, $71.9 million in 2003 and $51.3 million
       in 2002 (notes 14, 15 and 17)                               $       778,154     $       758,936     $       665,009
     Data                                                                  232,668             199,286             201,101
                                                                   ------------------- ------------------- -------------------
         Total revenue                                                   1,010,822             958,222             866,110
Operating costs and expenses (notes 2, 4, 7, 11, 14 and 16):
     Cost of revenue
         Services                                                          635,436             672,341             592,135
         Data                                                              162,671             132,062             137,553
                                                                   ------------------- ------------------- -------------------
         Total cost of revenue                                             798,107             804,403             729,688
     Selling, general and administrative                                   118,576             103,762             109,607
     Gains, losses and nonrecurring items, net                                 855              (5,018)             45,534
                                                                   ------------------- ------------------- -------------------
         Total operating costs and expenses                                917,538             903,147             884,829
                                                                   ------------------- ------------------- -------------------
Income (loss) from operations                                               93,284              55,075             (18,719)
                                                                   ------------------- ------------------- -------------------
Other income (expense):
     Interest expense                                                      (19,267)            (21,763)            (28,532)
     Other, net (note 4)                                                    (6,724)             (5,224)             (5,367)
                                                                   ------------------- ------------------- -------------------
Total other income (expense)                                               (25,991)            (26,987)            (33,899)
                                                                   ------------------- ------------------- -------------------
Earnings (loss) before income taxes                                         67,293              28,088             (52,618)
Income taxes (note 13)                                                       8,949               6,321             (20,654)
                                                                   ------------------- ------------------- -------------------
         Net earnings (loss)                                       $        58,344     $        21,767     $       (31,964)
                                                                   =================== =================== ===================
Earnings (loss) per share:
     Basic                                                         $          0.68     $          0.25     $         (0.36)
                                                                   =================== =================== ===================
     Diluted                                                       $          0.64     $          0.24     $         (0.36)
                                                                   =================== =================== ===================

See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                     YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                                              (Dollars in thousands)

                                                                                  Accumulated
                                                                                     other         Treasury stock         Total
                         Common Stock                    Comprehensive           comprehensive       (note 12)            stock-
                    -----------------------  Additional     income                   income    -----------------------    holders'
                      Number of                paid-in      (loss)     Retained      (loss)      Number                   equity
                       shares       Amount     capital    (note 19)    earnings    (note 19)    of shares     Amount     (note 19)
                    ------------  ---------  ----------  -----------  ----------  -----------  -----------  ----------  -----------
Balances at
 March 31,
 2001                90,545,576   $   9,055  $  351,921  $            $ 263,755   $   (5,996)    (168,498)  $  (2,287)  $ 616,448
  Tax benefit
   of stock
   options and
   warrants
   exercised
   and equity
   forward
   transactions
   (note 13)                  -           -       4,516           -           -            -            -            -       4,516
  Issuance of
   warrants                   -           -         817           -           -            -            -            -         817
  Employee
   stock awards
   and shares
   issued to
   employee
   benefit
   plans                531,846          53      11,441           -           -            -       50,243          (53)     11,441
  Payments on
   equity
   forward
   contracts                  -           -     (23,547)          -           -            -            -            -     (23,547)
  Settlement of
   equity
   forward
   contracts         (3,739,900)       (374)    (63,795)          -           -            -            -            -     (64,169)
  Conversion of
   debt to
   stock                    100           -           2           -           -            -            -            -           2
  Comprehensive
   loss:
    Foreign
     currency
     translation              -           -           -      (1,478)          -       (1,478)           -            -      (1,478)
    Unrealized
     loss on
     marketable
     securities,
     net of tax               -           -           -      (1,135)          -       (1,135)           -            -      (1,135)
    Net loss                  -           -           -     (31,964)    (31,964)           -            -            -     (31,964)
                    ------------  ---------  ----------  -----------  ----------  -----------  -----------  ----------  -----------
     Total comprehensive loss                            $  (34,577)
                                                         ===========
Balances at
 March 31,
 2002                87,337,622   $   8,734  $  281,355               $ 231,791   $   (8,609)    (118,255)   $  (2,340)  $ 510,931
  Tax benefit
   of stock
   options and
   warrants
   exercised
   (note 13)                  -           -       6,894           -           -            -            -            -       6,894
  Issuance of
   warrants                   -           -       1,317           -           -            -            -            -       1,317
  Employee
   stock awards
   and shares
   issued to
   employee
   benefit
   plans              2,146,924         215      19,593           -           -            -      (80,623)      (1,747)     18,061
  Acquisition
   of treasury
   stock                      -           -           -           -           -            -   (1,786,500)     (26,734)    (26,734)
  Purchase of
   subsidiaries
   for stock
   and warrants
   (note 3)             664,562          66      24,556           -           -            -            -            -      24,622
  Comprehensive
   income:
    Foreign
     currency
     translation              -           -           -       4,563           -        4,563            -            -       4,563
    Unrealized
     gain on
     marketable
     securities,
     net of
     reclassification
     adjustment
     and tax                  -           -           -       1,135           -        1,135            -            -       1,135
    Net earnings              -           -           -      21,767      21,767            -            -            -      21,767
                    ------------  ---------  ----------  -----------  ----------  -----------  -----------  ----------  -----------
      Total comprehensive income                         $   27,465
                                                         ===========
Balances at
 March 31,
 2003                90,149,108   $   9,015  $  333,715               $ 253,558   $   (2,911)  (1,985,378)   $ (30,821)  $ 562,556
  Tax benefit
   of stock
   options and
   warrants
   exercised
   (note 13)                  -           -       4,313           -           -            -            -            -       4,313
  Issuance of
   warrants                   -           -       2,000           -           -            -            -            -       2,000
  Shares issued
   for employee
   stock awards,
   employee
   benefit plans
   and other
   purposes           2,108,935         211      21,228           -           -            -       15,991          598      22,037
  Acquisition
   of treasury
   stock                      -           -           -           -           -            -   (4,351,773)     (64,470)    (64,470)
  Comprehensive
   income:
    Dividends                 -           -           -           -      (3,415)           -            -            -      (3,415)
    Foreign
     currency
     translation              -           -           -       5,533           -        5,533            -            -       5,533
    Unrealized
     gain on
     marketable
     securities,
     net of tax               -           -           -         318           -          318            -            -         318
    Net earnings              -           -           -      58,344      58,344            -            -            -      58,344
                                                         -----------
      Total comprehensive income                         $   64,195
                    ------------  ---------  ----------  ==========  -----------  -----------  -----------  ----------  -----------
Balances at
 March 31,
 2004                92,258,043   $   9,226  $  361,256               $ 308,487   $    2,940   (6,321,160)  $ (94,693)   $ 587,216
                    ============  =========  ==========              ===========  ===========  ===========  ==========  ===========

See accompanying notes to consolidated financial statements

                                                     ACXIOM CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                                                             (Dollars in thousands)

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Cash flows from operating activities:
     Net earnings (loss)                                         $        58,344     $        21,767    $       (31,964)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
         Depreciation, amortization and impairment of
           long-lived assets (notes 2 and 7)                             150,241             154,902            123,394
         Loss (gain) on disposal or impairment of assets, net              9,940               8,799             46,934
         Deferred income taxes                                             6,895               7,020             26,832
         Income tax benefit of stock options and warrants
           exercised and equity forward transactions                       4,313               6,894              4,516
         Changes in operating assets and liabilities:
              Accounts receivable                                         25,594               3,999              9,120
              Other assets                                                 7,434              63,271                (62)
              Accounts payable and other liabilities                      (5,175)            (10,422)           (15,836)
              Restructuring and impairment costs                           2,297              (2,437)           (12,329)
                                                                 ------------------- ------------------ -------------------
                  Net cash provided by operating activities              259,883             253,793            150,605
                                                                 ------------------- ------------------ -------------------

Cash flows from investing activities:
     Proceeds received from the disposition of operations                  7,684               1,089              9,211
     Proceeds received from the disposition of assets                      2,783                 293                173
     Payments received from investments                                    1,678                   -                  -
     Capitalized software development costs                              (27,844)            (34,573)           (24,121)
     Capital expenditures                                                (22,178)            (13,212)           (14,875)
     Deferral of costs                                                   (24,881)            (15,027)           (48,131)
     Proceeds from sale and leaseback transaction (note 2)                     -               7,729              5,999
     Investments in joint ventures and other investments                  (5,000)             (1,177)            (7,912)
     Net cash paid in acquisitions, including cash paid to
       related parties of $7.7 million in 2003 and $5.3 million
       in 2002 (note 3)                                                  (55,591)            (14,105)            (5,331)
                                                                 ------------------- ------------------ -------------------
                  Net cash used by investing activities                 (123,349)            (68,983)           (84,987)
                                                                 ------------------- ------------------ -------------------

Cash flows from financing activities:
     Proceeds from debt                                                  149,687             161,005            319,931
     Payments of debt                                                   (231,763)           (337,399)          (381,876)
     Dividends paid                                                       (3,415)                  -                  -
     Payments on equity forward contracts                                      -                   -            (23,547)
     Sale of common stock                                                 22,037              18,061             11,441
     Acquisition of treasury stock                                       (64,470)            (26,734)                 -
                                                                 ------------------- ------------------ -------------------
                  Net cash used by financing activities                 (127,924)           (185,067)           (74,051)
                                                                 ------------------- ------------------ -------------------
Effect of exchange rate changes on cash                                      254                  72                (67)
                                                                 ------------------- ------------------ -------------------
Net increase (decrease) in cash and cash equivalents                       8,864                (185)            (8,500)
Cash and cash equivalents at beginning of period                           5,491               5,676             14,176
                                                                 ------------------- ------------------ -------------------
                                                                 $        14,355     $         5,491    $         5,676
Cash and cash equivalents at end of period
                                                                 =================== ================== ===================

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                                              (Dollars in thousands)

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------

Supplemental cash flow information:
     Cash paid (received) during the period for:
         Interest                                                $        20,189     $        26,347    $        25,746
         Income taxes                                                      1,758             (40,045)             9,364
     Noncash investing and financing activities:
         Equity forward contracts settled through term note
           (note 12)                                                           -                   -             64,169
         Notes payable, common stock and warrants issued for
           acquisitions, including $27.1 million to related
           party in 2003 (note 3)                                          2,000              28,486                  -
         Acquisition of land in exchange for debt                          2,698                   -                  -
         Acquisition of data under long-term obligation with
           related party (note 14)                                        18,340                   -                  -
         Notes received in exchange for sale of assets and
           operations (note 4)                                                 -               1,326              8,151
         Issuance of warrants                                                  -               1,317                817
         Enterprise software licenses acquired under software
           obligation                                                     16,635               2,828              3,491
         Acquisition of property and equipment under capital
           leases                                                         80,518              14,139                  -
         Construction of asset under construction loan                    11,045                   -                  -

See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           MARCH 31, 2004, 2003 AND 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.
The core components of Acxiom's innovative solutions are customer data integration technology ("CDI"), data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.
Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States
("U.S.") and Europe, and in Australia and Japan.

Basis of Presentation and Principles of Consolidation -

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

Use of Estimates -

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.

Cash and Cash Equivalents -

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data to customers in advance of billings, were $59.4 million and $56.9 million, respectively, at March 31, 2004 and 2003.

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $15.5 million and $21.9 million as of March 31, 2004 and 2003, respectively (see note 5 to the consolidated financial statements).  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and Equipment -

Property and equipment are stated at cost.  Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 2 - 30 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

Property held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included in long-term obligations.  Property and equipment taken out of service and held for sale is recorded at net realizable value and depreciation is ceased.

Software and Research and Development Costs -

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs under both the provisions of
Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold,
Leased or Otherwise Marketed" ("SFAS 86") and the American Institute of Certified Public Accountants Statement of
Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP
98-1").  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

Purchased Software Licenses -

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations (see note 9 to the consolidated financial statements).  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  Amortization of software is included in cost of revenue in the accompanying consolidated statements of operations.

These licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers' continuing commitments to utilize mainframe architecture and the software under contract.  During fiscal year 2004, in conjunction with an amendment to one of its purchased operating system software license agreements, the Company evaluated the remaining useful lives of certain of its purchased operating system software licenses.  As a result of this review, the estimated remaining useful life of one of these licenses was extended from eight years to ten years and the estimated useful life of another license was extended from four years to eight years.  At the same time, the Company adjusted its units-of production estimates for future years.  As a result of these changes, amortization expense for these two licenses for fiscal year 2004 was reduced from what it would have been without these changes.  The effect of the amendment, the changes in useful lives, and the changes in estimated units-of production for fiscal year 2004 was to increase earnings before income taxes by $7.1 million, increase net earnings by $4.5 million, increase basic earnings per share by $0.05 and increase diluted earnings per share by
$0.05.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations (see notes 3 and 6).  Goodwill is reviewed at least annually for impairment under a two-part test.
Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit's estimated fair value.  In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill.  Impairment exists to the extent that the reporting unit's recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company's most recent annual impairment test during the quarter ended June
30, 2003 indicated that no potential impairment of its goodwill balances exists.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2004.

Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of -

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see note 2 to the consolidated financial statements).  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of shall be classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell.

Unbilled and Notes Receivable -

Unbilled and notes receivable are from the sales of software, data licenses, equipment sales and from the sale of divested operations (see notes 4 and 5), net of the current portions of such receivables.  Certain of the unbilled and notes receivable from software and data licenses and equipment sales have no stated interest rate and have been discounted using an imputed interest rate, generally 8%, based on the customer, type of agreement, collateral and payment terms.  The term of these notes is generally three years or less.  This discount is being recognized into income using the interest method and the interest income is included as a component of "other, net" in the accompanying consolidated statements of operations.

Deferred Costs -

The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts.  All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement.  During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable either through recognition of previously deferred revenue or future minimum contractual billings.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company also defers costs related to the acquisition or licensing of data for the Company's proprietary databases which are used in providing data products and services to customers.  These deferred costs are amortized over the useful life of the data, which is from two to seven years.  In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the kind of data acquired, 2)
whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time,
4) whether the "stale" data continues to have value as historical data, 5) whether the license places restrictions on the use of the data, and 6) the term of the license.

Total cost deferrals were $24.9 million in fiscal 2004, $15.0 million in fiscal 2003, and $48.1 million in fiscal
2002.  At March 31, 2004, the Company had deferred costs, net of accumulated amortization, of $124.7 million recorded on its consolidated balance sheet.  These deferred costs consisted of $82.1 million associated with client contract cost deferrals, $6.0 million associated with debt and lease facility cost deferrals, and $36.6 million for cost deferrals related to the cost of acquiring data.

Other Assets -

Other assets include the Company's investment in marketable and nonmarketable securities of $8.2 million and
$13.5 million as of March 31, 2004 and 2003, respectively.  The Company has classified its marketable securities as available for sale.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income
(loss) until realized (see note 19).  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

During the quarter ended June 30, 2003, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over
the next four years, including interest at 5%, with a final payment of $2.4 million due May 2007.  The balance of the ownership investment of $4.5 million is included in other assets, net in the accompanying consolidated balance sheet as of
March 31, 2004.  As an inducement for the Company to enter into this investment, the other investors released the
Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.  The total amount of the future lease payments for which the Company was previously contingently liable was $6.8 million as of March 31, 2003.

During the years ended March 31, 2004, 2003 and 2002, the Company determined that certain of its investments in marketable securities and certain other nonmarketable securities were other than temporarily impaired.  In making the assessment as to whether a decline in value of an investment is "other than temporary", the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  As a result, the Company recorded charges to earnings of $7.2 million, $8.8 million and $1.1 million during the years ended March 31, 2004, 2003 and 2002, respectively, to write down impaired investments to their approximate fair market values, resulting in a new carrying value for these investments.  In evaluating the fair value of investments, the Company considers the financial performance of the investee, third party equity transactions the investee has completed and quoted market prices, if available.  These revised carrying values will be used as the basis for recognizing realized and unrealized gains and losses during future reporting periods.

The remainder of other assets consists of noncurrent prepaid expenses, deposits and other miscellaneous noncurrent assets.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Deferred Revenue -

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of software, data licenses, services and equipment.  Deferred revenues are subsequently recorded as revenue in accordance with the Company's revenue recognition policies.

Revenue Recognition-

The Company provides database management and IT outsourcing services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer's IT environment under IT outsourcing contracts.  In the case of database management contracts, the customer does not acquire any ownership rights to the Company's intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement.  In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract.  In situations where the arrangement does not require setup activities or customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred.

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period.  Additionally, the Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging
Issues Task Force ("EITF") Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent,"  to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement.  All of the factors in EITF 99-19 are considered with the primary factor being whether the
Company is the primary obligor in the arrangement.  "Out-of-pocket" expenses incurred by, and reimbursed to, the
Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14,
"Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF 01-8,
"Determining Whether an Arrangement Contains a Lease."  EITF 01-8 became effective for new arrangements or modifications to existing arrangements occurring on or after July 1, 2003.  EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement.  In general, the
Company's database management and IT outsourcing arrangements which have been entered into or modified since the effective data of EITF 01-8 have not been determined to include a lease.

The Company also performs services on a project basis outside of, or in addition to, the scope of long-term arrangements.  The Company recognizes revenue from these services as the services are performed.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company does not provide end-users with price-protection or rights of return.  The Company's contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made.  The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Effective January 1, 2001 the Company changed its method of accounting for certain transactions in accordance with SAB 101, retroactive to April 1, 2000.  The cumulative effect of the change on prior years resulted in a charge to earnings of $37.5 million, net of income tax benefit, which was included in the Company's consolidated earnings for the year ended March 31, 2001.  For the years ended March 31, 2004, 2003 and 2002, the Company recognized approximately $5 million, $13 million and $19 million, respectively, in revenue that was included in the cumulative effect adjustment.  The remaining amount of such revenue, which will be recognized through 2008, is approximately $4 million.

The Company accounts for revenue arrangements with multiple elements in accordance with EITF Issue No. 00-21,
"Revenue Arrangements with Multiple Elements."  EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.  The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  There has been no material impact to the Company from adoption of EITF 00-21.

Concentration of Credit Risk -

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts, unbilled and notes receivable.  The Company's receivables are from a large number of customers.
Accordingly, the Company's credit risk is affected by general economic conditions.

Income Taxes -

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

Foreign Currency Translation -

The balance sheets of the Company's foreign subsidiaries are translated at year-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period.  Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income (note 19).

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below
(in thousands, except per share amounts):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Basic earnings per share:
     Numerator - net earnings (loss)                             $        58,344     $        21,767    $       (31,964)
     Denominator - weighted-average shares outstanding                    85,487              88,429             88,478
                                                                 ------------------- ------------------ -------------------
         Earnings (loss) per share                               $          0.68     $          0.25    $         (0.36)
                                                                 =================== ================== ===================
Diluted earnings per share:
     Numerator - net earnings (loss)                             $        58,344     $        21,767    $       (31,964)
         Interest expense on convertible bonds (net of tax
           benefit)                                                        4,102                   -                  -
                                                                 ------------------- ------------------ -------------------
                                                                          62,446              21,767            (31,964)
                                                                 ------------------- ------------------ -------------------
     Denominator:
         Weighted-average shares outstanding                              85,487              88,429             88,478
         Dilutive effect of common stock options and warrants,
           as computed under the treasury stock method                     2,161               2,113                  -
         Dilutive effect of convertible debt                               9,589                   -                  -
                                                                 ------------------- ------------------ -------------------
                                                                          97,237              90,542             88,478
                                                                 ------------------- ------------------ -------------------
                  Earnings (loss) per share                      $          0.64     $          0.24    $         (0.36)
                                                                 =================== ================== ===================

The Company's convertible debt (see note 9 to the consolidated financial statements) was excluded from the above calculations for 2003 and 2002, and all stock options, stock warrants, and equity forward contracts were excluded from the above calculations for the year ended March 31, 2002, because such items were antidilutive.  The equivalent share effects of convertible debt excluded for the years ended March 31, 2003 and 2002 were 9.6 million and 7.0 million shares, respectively.  The equivalent share effect of the common stock options, warrants and equity forward contracts excluded for the year ended March 31, 2002 was
1.9 million
shares.  Interest expense on the convertible debt (net of income tax effect) excluded in computing diluted earnings (loss) per share for the years ended March 31, 2003 and 2002, was $4.2 million for both years.

Options and warrants to purchase shares of common stock that were outstanding during 2004, 2003 and 2002, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Number of shares outstanding under options and warrants                10,709             12,786              11,248
Range of exercise prices                                          $14.82 - $62.06     $15.63 - $62.06    $11.50 - $62.06
                                                                 =================== ================== ===================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock-Based Compensation -

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

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Net earnings (loss), as reported                                 $        58,344     $        21,767    $       (31,964)
Less: stock-based employee compensation expense under fair
  value based method, net of income tax benefit                          (12,781)            (10,810)           (29,136)
                                                                 ------------------- ------------------ -------------------
Pro forma net earnings (loss)                                    $        45,563     $        10,957    $       (61,100)
                                                                 =================== ================== ===================
Earnings (loss) per share:
     Basic - as reported                                         $          0.68     $          0.25    $         (0.36)
                                                                 =================== ================== ===================
     Basic - pro forma                                           $          0.53     $          0.12    $         (0.69)
                                                                 =================== ================== ===================
     Diluted - as reported                                       $          0.64     $          0.24    $         (0.36)
                                                                 =================== ================== ===================
     Diluted - pro forma                                         $          0.51     $          0.12    $         (0.69)
                                                                 =================== ================== ===================

Pro forma net earnings (loss) reflect only options granted after fiscal 1995.  Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above for the years ended March 21, 2003 and 2002 because compensation cost is reflected over the options' vesting period of up to nine years and compensation cost for options granted prior to April 1, 1995 is not considered.

The per-share weighted-average fair value of stock options granted during fiscal 2004, 2003 and 2002 was $10.04,
$11.85 and $8.98, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for 2004, 2003 and 2002; risk-free interest rate of
4.41% in 2004, 4.36% in 2003 and 4.92% in 2002; expected option life of 10 years for 2004, 2003 and 2002 and expected volatility of 49% in 2004, 64% in 2003 and 66% in 2002.

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $7.6 million, $7.0 million and $10.2 million for the years ended March 31, 2004, 2003 and 2002, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under the provisions of FASB Interpretation No.
45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees
of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB
Interpretation No. 34."  Under the provisions of FIN 45, a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  FIN 45 requires the Company to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees, including any guarantees issued in connection with its synthetic equipment arrangements.  However, the provisions of FIN 45 are applied only on a prospective basis to guarantees issued or modified after December 31, 2002.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Prior Year Reclassifications -

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the prior years' net earnings (loss) as previously reported.

The fiscal 2004 Statement of Operations provides consolidated revenue along with revenue and cost of revenue for services and for data.  Prior year amounts have been reclassified to the current year presentation.  Such reclassifications, outlined in tables below, had no effect on the prior years' net earnings (loss) as previously reported.

The following table shows the reclassification of the Company's Consolidated Statement of Operations for the year ended March 31, 2003:

(Dollars in thousands, except per share amounts)
                                                                          2003
                                                                     as Previously                                2003
                                                                        Reported        Reclassification      Reclassified
                                                                   ------------------- ------------------- -------------------
Revenue:
     Total revenue                                                 $       958,222     $      (958,222)    $             -
     Services, including revenue from related parties of $71.9
       million in 2003                                                           -             758,936             758,936
     Data                                                                        -             199,286             199,286
                                                                   ------------------- ------------------- -------------------
         Total revenue                                             $       958,222     $             -     $       958,222
Operating costs and expenses:
     Salaries and benefits                                                 316,304            (316,304)                  -
     Computer, communications and other equipment                          296,607            (296,607)                  -
     Data costs                                                            116,063            (116,063)                  -
     Other operating costs and expenses                                    179,191            (179,191)                  -
     Cost of revenue
         Services                                                                -             672,341             672,341
         Data                                                                    -             132,062             132,062
                                                                   ------------------- ------------------- -------------------
              Total cost of revenue                                        908,165            (103,762)            804,403
     Selling, general and administrative                                         -             103,762             103,762
     Gains, losses and nonrecurring items, net                              (5,018)                  -              (5,018)
                                                                   ------------------- ------------------- -------------------
         Total operating costs and expenses                                903,147                   -             903,147
                                                                   ------------------- ------------------- -------------------
Income (loss) from operations                                               55,075                   -              55,075
                                                                   ------------------- ------------------- -------------------
     Other income (expense):
     Interest expense                                                      (21,763)                  -             (21,763)
     Other, net                                                             (5,224)                  -              (5,224)
                                                                   ------------------- ------------------- -------------------
                                                                           (26,987)                  -             (26,987)
                                                                   ------------------- ------------------- -------------------
Earnings (loss) before income taxes                                         28,088                   -              28,088
Income taxes                                                                 6,321                   -               6,321
                                                                   ------------------- ------------------- -------------------
Net earnings (loss)                                                $        21,767     $             -     $        21,767
                                                                   =================== =================== ===================
Earnings (loss) per share:
     Basic                                                         $          0.25     $             -     $          0.25
                                                                   =================== =================== ===================
     Diluted                                                       $          0.24     $             -     $          0.24
                                                                   =================== =================== ===================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In connection with the retirement of certain debt facilities from the proceeds of a convertible note offering which became effective in fiscal 2002, the Company recorded a pretax charge for previously deferred debt issuance costs and for certain premiums paid in connection with this retirement of $2.1 million.  This charge, net of tax, was reflected as an extraordinary item in the amount of $1.271 million in the 2002 consolidated statement of operations in accordance with SFAS No. 4,
"Reporting Gains and Losses from the Extinguishment of Debt."  In 2004, the Company implemented SFAS No. 145,
"Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections."
As a result, the extraordinary item in the 2002 consolidated statement of operations has been reclassified to pretax earnings.

The following table shows the reclassification of the Company's Consolidated Statement of Operations for the year ended March 31, 2002:

(Dollars in thousands, except per share amounts)
                                                                          2002
                                                                     as Previously                                2002
                                                                        Reported        Reclassification      Reclassified
                                                                   ------------------- ------------------- -------------------
Revenue:
     Total revenue                                                 $       866,110     $      (866,110)    $             -
     Services, including revenue from related parties of $51.3
       million in 2002                                                           -             665,009             665,009
     Data                                                                        -             201,101             201,101
                                                                   ------------------- ------------------- -------------------
         Total revenue                                             $       866,110     $             -     $       866,110
Operating costs and expenses:
     Salaries and benefits                                                 325,135            (325,135)                  -
     Computer, communications and other equipment                          245,114            (245,114)                  -
     Data costs                                                            115,426            (115,426)                  -
     Other operating costs and expenses                                    153,620            (153,620)                  -
     Cost of revenue
         Services                                                                -             592,135             592,135
         Data                                                                    -             137,553             137,553
                                                                   ------------------- ------------------- -------------------
              Total cost of revenue                                        839,295            (109,607)            729,688
     Selling, general and administrative                                         -             109,607             109,607
     Gains, losses and nonrecurring items, net                              45,534                   -              45,534
                                                                   ------------------- ------------------- -------------------
         Total operating costs and expenses                                884,829                   -             884,829
                                                                   ------------------- ------------------- -------------------
Income (loss) from operations                                              (18,719)                  -             (18,719)
                                                                   ------------------- ------------------- -------------------
Other income (expense):
     Interest expense                                                      (28,532)                  -             (28,532)
     Other, net                                                             (3,275)             (2,092)             (5,367)
                                                                   ------------------- ------------------- -------------------
                                                                           (31,807)             (2,092)            (33,899)
                                                                   ------------------- ------------------- -------------------
Earnings (loss) before income taxes and extraordinary item                 (50,526)             50,526                   -
Earnings (loss) before income taxes                                              -             (52,618)            (52,618)
Income taxes                                                               (19,833)               (821)            (20,654)
                                                                   ------------------- ------------------- -------------------
Earnings (loss) before extraordinary item                                  (30,693)             (1,271)            (31,964)
Extraordinary item, net of income tax benefit of $821                       (1,271)              1,271                   -
                                                                   ------------------- ------------------- -------------------
Net earnings (loss)                                                $       (31,964)    $             -     $       (31,964)
                                                                   =================== =================== ===================
Basic earnings (loss) per share:
     Earnings (loss) before extraordinary item                     $         (0.35)    $         (0.01)    $         (0.36)
     Extraordinary item                                                      (0.01)               0.01                   -
                                                                   ------------------- ------------------- -------------------
     Net earnings (loss)                                           $         (0.36)    $             -     $         (0.36)
                                                                   =================== =================== ===================
Diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                     $         (0.35)    $         (0.01)    $         (0.36)
     Extraordinary item                                                      (0.01)               0.01                   -
                                                                   ------------------- ------------------- -------------------
     Net earnings (loss)                                           $         (0.36)    $             -     $         (0.36)
                                                                   =================== =================== ===================

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

During the fourth quarter of fiscal 2004, management determined that based on a net realizable value analysis one of its campaign management software tools which had been acquired from a third party was impaired and consequently recorded an impairment charge of $2.8 million which is included in cost of services in the accompanying consolidated statements of operations.  The impairment charge is also included in depreciation, amortization and impairment of long-lived assets in the consolidated statement of cash flows.  Separately, during the same quarter the Company recorded a charge of $4.0 million in gains, losses and nonrecurring items related to restructuring.  The restructuring charge included $3.7 million for severance and other associated-related charges due to the termination of approximately 230 associates who were terminated on or prior to March 31, 2004.  The remainder of the restructuring charge consisted of $0.3 million related to termination of a lease at one of the
Company's locations.  Approximately $1.1 million of the charge has been paid as of March 31, 2004 and $2.9 million is recorded in accrued impairment costs as of March 31, 2004.  Most of this accrual is expected to be paid in early fiscal 2005.

During the fourth quarter of fiscal 2003, management determined that certain of its software and long-lived assets were impaired and recorded impairment charges of $30.6 million.  Included in these charges was the impairment of software of $10.2 million related to campaign management software applications that were primarily associated with software acquired from Exchange Applications, a software vendor, which ceased operations during the quarter.  This software was evaluated for impairment under the provisions of SFAS No. 86, "Accounting for the
Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  Additionally, during the fourth quarter of fiscal 2003, the Company determined that certain other software and data products and certain operations that have been de-emphasized and are no longer strategic were impaired.  These included some data center and print operations, long-lived assets associated with unprofitable business operations and certain databases that have been abandoned or have been replaced with new products.  The total write-down of these products and operations
was $20.4 million and was determined in accordance with SFAS No. 86 or SFAS No. 144,   "Accounting for the
Impairment or Disposal of Long-Lived Assets."  The impairment charges are included in cost of services in the accompanying consolidated statements of operations.  Additionally, the entire $30.6 million is included in depreciation, amortization and impairment of long-lived assets in the accompanying consolidated statements of cash flow.

On June 25, 2001, the Company announced a restructuring plan ("Restructuring Plan") in reaction to the continued
economic slowdown at that time and the related revenue impact.  The Restructuring Plan included a seven percent workforce reduction, and certain other asset impairments, adjustments and accruals.  The aggregate amount of these Restructuring Plan charges recorded by the Company totaled $14.1 million and consisted of $8.3 million in associate-related reserves for payments to be made under existing employment agreements with four terminated associates and involuntary termination benefits to 450 associates whose positions were eliminated; $3.6 million for lease and contract termination costs that occurred during the first quarter of fiscal 2002 in an effort to consolidate portions of the Company's operations and the termination of certain other contracts on or prior to
June 30, 2001 for services no longer utilized by the Company and $2.2 million for abandoned or otherwise impaired assets and transaction costs to be paid to accountants and attorneys as a direct result of the workforce reductions and certain other restructuring and cost-cutting measures put in place during the quarter ended June
30, 2001.  The Restructuring Plan charges are included in gains, losses and nonrecurring items, net in the accompanying consolidated statements of operations.

In addition to the Restructuring Plan charges discussed above, the Company recorded other impairment and other charges of approximately $25.8 million during the first quarter of fiscal 2002 of which $20.0 million were for certain software and long-lived assets that are no longer in service or have otherwise been deemed impaired under the appropriate accounting literature, primarily SFAS No. 86 or SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  The remainder of the charges were for the write-off of receivables and other charges which were higher than normal amounts and are not necessarily indicative of future expense rates.  Of the total, $21.1 million was included in cost of services, $3.5 million was included in selling, general and administrative expense, and $1.2 million was included in other, net.  All assets were abandoned or scrapped and are no longer in use.

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

Sale Leaseback Transaction

During the first quarter of fiscal 2002, but separate from the Restructuring Plan, certain data center assets were evaluated in order to determine the fair values of the individual assets.  On June 29, 2001 the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology
Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million are included in gains, losses and nonrecurring items, net in the accompanying consolidated statements of operations.  Simultaneous with the sale of this equipment, the Company agreed to lease the equipment under a capital lease from TIP for a period of thirty-six months.  The Company received $2.0 million of the sale proceeds from TIP during July 2001 and received an additional $4.0 million of the sales proceeds during December 2001.  On August 30, 2002, the Company amended its agreement with TIP whereby it reacquired from TIP certain equipment under the original sale and leaseback arrangement that had not previously been funded by TIP.  Simultaneous with this transaction, the Company entered into an agreement with Merrill Lynch Capital ("MLC") whereby a portion of the repurchased equipment under the amended TIP agreement was sold to MLC for net sales proceeds of $7.7 million.  The agreement with MLC also provides a leaseback provision, accounted for as a capital lease by the Company, whereby the Company is obligated to lease the equipment from MLC for a period of thirty-six months.  The Company did not record any gain or loss on the sale and leaseback transaction with MLC.

Included in property and equipment at March 31, 2004 and 2003, is equipment of $1.2 million and $6.1 million, respectively, net of accumulated depreciation and amortization of $13.0 million and $8.6 million, respectively, related to the assets under these leaseback arrangements.  Included in long-term obligations at March 31, 2004 and 2003, are capital lease obligations under these leaseback arrangements in the amount of $4.8 million and $9.8 million, respectively.

Montgomery Ward Bankruptcy

During the year ended March 31, 2001 Montgomery Ward ("Wards"), a significant customer of the IT Management segment, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  Accordingly,
during the year ended March 31, 2001, the Company recorded in gains, losses and nonrecurring items charges totaling $34.6 million related to these obligations and impaired assets.  As of June 30, 2001, the Company was no longer obligated to provide services to Wards.  The Company has received two payments from the Wards bankruptcy trustee in the aggregate amount of $3.5 million.  These payments of $3.0 million and $0.5 million were recorded in fiscal 2004 and fiscal 2003, respectively, through gains, losses and nonrecurring items where the expense was originally recorded.

The following table shows the balances that were accrued for Wards, the Restructuring Plan and the fiscal year
2004 restructuring plan as well as the changes in those balances during the years ended March 31, 2002, 2003 and
2004 (dollars in thousands):

                                              Associate-related       Ongoing         Other accruals          Total
                                                   reserves        contract costs
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2001                                $             -    $         1,984     $         1,046    $         3,030
     Restructuring Plan amount                          6,809              3,449                 400             10,658
     Payments                                          (4,987)            (3,935)             (1,163)           (10,085)
     Adjustments                                       (1,222)               527                  (4)              (699)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2002                                            600              2,025                 279              2,904
     Payments                                            (950)            (1,345)               (142)            (2,437)
     Adjustments                                          366               (366)                117                117
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2003                                             16                314                 254                584
     Fiscal year 2004 restructuring
       plan amount                                      3,685                                    300              3,985
     Payments                                          (1,120)              (314)               (254)            (1,688)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2004                                $         2,581    $             -     $           300    $         2,881
                                              ================== =================== ================== ===================

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

During fiscal 2002 and 2003, the Company revised its estimate of remaining amounts to be paid out during future periods associated with these restructuring accruals.  Accordingly, the Company reduced the remaining
Restructuring Plan accrual by $0.7 million during fiscal 2002 and reallocated $0.8 million of the remaining Wards accrual to the Restructuring Plan accrual during fiscal 2003 based on estimates of remaining costs to be incurred.

Other

During the year ended March 31, 2001, the Company's internal compensation committee ("the Committee") committed to pay in cash $6.3 million of over-attainment incentive ("Incentive") that was attributable to results of operations in prior years due to over-achievement of targets.  This Incentive was to be paid in excess of the
Company's normal at-risk incentive pay.  In accordance with the Company's Incentive plan, the amount accrued was to be paid over a three-year period, assuming continued performance of the Company.  During the year ended March
31, 2002, the Company paid, and recorded as a reduction of the accrual, $2.2 million of the Incentive.  During the year ended March 31, 2003, the Committee discontinued the Incentive and determined that the remaining accrual would not be paid under the Incentive plan based on recent operating results.  Accordingly, the remaining accrual of $4.1 million was reversed through gains, losses and nonrecurring items during the year ended March 31, 2003, which is where the expense was originally recorded.

Gains, losses and nonrecurring items for each of the years presented are as follows (dollars in thousands):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Gain (loss) on divestitures                                      $           130     $           409    $          (930)
Over-attainment accrual and adjustments                                        -               4,088                  -
Restructuring plan charges and adjustments                                (3,985)               (782)           (13,385)
Wards charges and adjustments                                              3,000               1,303                  -
Sale and leaseback transaction                                                 -                   -            (31,219)
                                                                 ------------------- ------------------ -------------------
     Gains, losses and nonrecurring items, net                   $          (855)    $         5,018    $       (45,534)
                                                                 =================== ================== ===================

3.       ACQUISITIONS:

On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and
Spain from Seat P.G.  The acquisition of the Consodata German operation, formerly known as pan-adress, was completed in April, 2004.  The total net consideration was approximately $26.9 million, net of cash acquired, which excludes approximately $5.0 million, net of cash acquired, for the German operation acquisition which closed in April, 2004.  The results of operations of the acquired companies will be included in the Company's consolidated results beginning April 1, 2004.

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.  The acquisition was accounted for as a purchase and was effective January 1, 2004.  The
Company paid approximately $28.7 million for the acquisition, net of cash acquired, which includes offices in
England, France, The Netherlands, Germany, Spain, Portugal and Poland.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1, 2004.

3.       ACQUISITIONS (Continued):

Management believes the Claritas and Consodata acquisitions will provide the Company with significant European data assets that will be complementary to the Company's service offerings and will give the Company an expanded presence in Europe.  The following information presents the Company's results of operations for the years ended
March 31, 2004 and 2003 on a pro forma basis as if the acquisitions of Claritas and Consodata (including the
German acquisition) had occurred at the beginning of each period.

(Unaudited)
(Dollars in thousands, except dollars per share)                                           2004                2003
                                                                                     ------------------ -------------------
Revenue                                                                              $     1,141,338    $     1,097,848
Net earnings                                                                         $        55,031    $        12,523
Basic earnings per share                                                             $          0.64    $          0.14
Diluted earnings per share                                                           $          0.61    $          0.14

Effective November 26, 2002, the Company acquired certain assets and assumed certain liabilities of Toplander
Corporation ("Toplander"), a data compiler for online marketing efforts.  The acquisition price consisted of cash paid to the sellers of $5.6 million and contingent consideration that included up to $2.4 million of additional cash, shares of the Company's common stock with a fair value of up to $2.0 million, and warrants to purchase shares of the Company's common stock with a fair value of up to $2.0 million for a total aggregate purchase price, including contingent consideration, of up to $12.0 million.  During the year ended March 31, 2004, the purchase price contingencies were resolved.  As a result, the Company was not required to pay the additional cash consideration or issue the shares of common stock, but has issued the warrants to purchase 203,500 shares of common stock at an exercise price of $13.24.  These warrants expire on March 17, 2019.  The results of operations of Toplander are included in the Company's consolidated results from the date of acquisition.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business, TransUnion Employment Screening Services, Inc. ("TUESS"), owned by TransUnion, LLC
("TransUnion"), a related party.  This employment screening business was incorporated as Acxiom Information
Security Systems, Inc. ("AISS") and offers a range of services including criminal and civil records search, education and reference verification, and other verification services for its customers.  The aggregate purchase price of $34.8 million consisted of cash of $7.5 million paid at closing, a note of $2.5 million paid in October
2002, additional cash of $0.2 million paid in October 2002 as a result of purchase price adjustments, 664,562 shares of common stock valued at $10.5 million and the issuance to TUESS of warrants to purchase 1,272,024 shares of common stock, at an exercise price of  $16.32, valued at $14.1 million.  The results of operations of AISS are included in the Company's consolidated results from the date of acquisition.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL")
whereby the Company purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that The Company now owns
100% of the Australian operation.  Additionally, the purchase agreement provides that The Company may pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The results of operations of the Australian business are included in the Company's consolidated financial statements beginning June 1, 2002.  Prior to that time, the
Company accounted for the Australian JV as an equity method investment.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

During the year ended March 31, 2002, the Company acquired certain customer relationship management operations of
TransUnion ("TUCRM") for $5.3 million, which resulted in an excess of purchase price over the fair value of net assets acquired of $5.3 million as determined in accordance with the provisions of SFAS No. 142.  The results of operations of this acquisition are included in the Company's consolidated results from the date of acquisition.
The pro forma effect of the acquisition is not material to the Company's consolidated results for the periods reported.

3.       ACQUISITIONS (Continued):

The following table shows the allocation of Consodata, Claritas, the Australian JV, AISS, Toplander and TUCRM
purchase prices to assets acquired and liabilities assumed (dollars in thousands):

                                                                  Australian
                                     Consodata      Claritas          JV           AISS         Toplander        TUCRM
                                   -------------- -------------- ------------- -------------- -------------- --------------
Assets acquired:
Cash                               $    4,556     $   12,097     $      592    $        -     $        -     $        -
Goodwill                               25,521         29,098          6,995        32,438          6,512          5,265
Other Intangible assets                 4,720          8,677              -             -              -              -
Other current and noncurrent assets    16,209         41,707          2,575         3,513          1,334             66
                                   -------------- -------------- ------------- -------------- -------------- --------------
                                       51,006         91,579         10,162        35,951          7,846          5,331
Accounts payable, accrued
  expenses and capital leases
  assumed                              19,532         50,809          1,077         1,096            246              -
                                   -------------- -------------- ------------- -------------- -------------- --------------
Net assets acquired                    31,474         40,770          9,085        34,855          7,600          5,331
Less:
 Cash acquired                          4,556         12,097            592             -              -              -
 Common stock issued                        -              -              -        10,525              -              -
 Warrants issued for the purchase
  of common stock                           -              -              -        14,097          2,000              -
 Previous investment in
  Australian JV                             -              -          6,357             -              -              -
 Note payable                               -              -          1,364         2,500              -              -
                                   -------------- -------------- ------------- -------------- -------------- --------------
Net cash paid                      $   26,918     $   28,673     $      772    $    7,733     $    5,600     $    5,331
                                   ============== ============== ============= ============== ============== ==============

The purchase price allocations for the Consodata and Claritas acquisitions are subject to adjustment as the
Company makes the final determination of the fair values assigned to assets and liabilities acquired.

As a result of both the Claritas Europe and Consodata acquisitions, management has begun formulating plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates.
These plans are not yet complete.  The Company has recorded aggregate accruals in other accrued liabilities of
$15.4 million as of the purchase date for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs.  At
March 31, 2004, approximately $0.9 million of these costs had been paid, leaving a remaining accrual of $14.5 million.  Further development of these integration plans may cause further adjustments to these accruals in the future.  Any future adjustments will result in adjustments to the goodwill recorded for the acquisitions.

4.       DIVESTITURES:

On June 27, 2003, the Company sold its Los Angeles outsourcing data center operation for $6.7 million in cash.
In connection with the sale, the Company accrued $1.3 million in other accrued expenses for its estimated liability on a building lease that was not assumed by the buyer and wrote off $1.2 million of goodwill.  The
Company recorded a gain on the disposal of $1.0 million, net of the lease accrual and goodwill write-off, which is included in gains, losses and nonrecurring items, net for fiscal 2004.  This operation accounted for approximately $20 million in revenue in fiscal 2003, with no material impact on net earnings.

During the year ended March 31, 2002, the Company sold three of its business operations, including a minor portion of its United Kingdom operations located in Spain and Portugal.  During the quarter ended June 30, 2002, the Company sold the remaining portion of its assets located in Spain, which primarily consisted of tax loss carryforwards.  Effective July 31, 2002, the Company sold its print shop business located in Chatsworth,
California.  Gross proceeds from the sales of these operations were $16.6 million, consisting of cash of $6.8 million and notes receivable of $9.8 million (see note 5 to the consolidated financial statements).  The
Company recorded a gain associated with the disposition in Spain of $0.5 million during the year ended March 31,
2003, including the write-off of $0.1 million of goodwill and a loss of $0.9 million during the year ended March
31, 2002.

4.       DIVESTITURES (Continued):

Effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited
Liability Company ("LLC") to certain management of its Acxiom/Direct Media, Inc. business unit ("DMI").  During fiscal 2001, the Company completed the sale of its remaining interest in DMI.  As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest (see note 5 to the consolidated financial statements).  In order to obtain a term extension and to ensure the continued viability of the business previously sold to DMI, during the year ended March 31, 2003, the Company amended its agreement with DMI whereby it agreed to provide DMI with $3.7 million of future credits against the note balance.  The value of the future credits of $3.7 million was charged to cost of services expense in the accompanying consolidated statement of operations.

In fiscal 2004, due to the decline in the business prospects of the buyer of one of the disposed businesses referred to above, the Company recorded an allowance for uncollectible notes of $0.9 million.  This was charged to gains, losses and nonrecurring items since it represents an adjustment of the gain or loss on the sale of the business recorded in fiscal 2002.

5.       UNBILLED AND NOTES RECEIVABLE:

                                                                                           2004                2003
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $2.7 million in 2004 and $3.7
  million in 2003                                                                    $         8,271    $        10,062
Notes receivable from other divestitures, net of allowance for uncollectible note
  of $0.9 million in 2004                                                                      4,160              5,297
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                            12,431             15,359
     Less current portion                                                                      5,823              2,662
                                                                                     ------------------ -------------------
         Long-term portion                                                                     6,608             12,697
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         16,144             26,813
     Less current portion                                                                      9,722             19,261
                                                                                     ------------------ -------------------
         Long-term portion                                                                     6,422              7,552
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        13,030    $        20,249
                                                                                     ================== ===================

The total current portion of the unbilled and notes receivable of $15.5 million for 2004 and $21.9 million for
2003 are included in other current assets on the consolidated balance sheet.  Except as disclosed above, there are no allowances recorded against any of the unbilled and notes receivable.

6.       GOODWILL:

The carrying amount of goodwill, by business segment, for the years ended March 31, 2004 and 2003, and the changes in those balances are as follows (dollars in thousands):

                                                   Services      Data and Software          IT                Total
                                                                      Products          Management
                                              ------------------ ------------------- ------------------ -------------------
Balance at April 1, 2002                      $        97,833    $         1,533     $        75,289    $       174,655
Acquisitions (note 3)                                  39,433              4,512                   -             43,945
Divestitures (note 4)                                     (84)                 -                (131)              (215)
Change in foreign currency translation
  adjustment                                            2,799                  -                   -              2,799
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2003                     $       139,981    $         6,045     $        75,158    $       221,184
Acquisitions (note 3)                                       -             54,619                   -             54,619
Divestitures (note 4)                                       -                  -              (1,234)            (1,234)
Change in foreign currency translation
  adjustment                                            4,481              1,921                   -              6,402
Adjustment of previously recorded goodwill
  (note 3)                                                  -              2,000                   -              2,000
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2004                     $       144,462    $        64,585     $        73,924    $       282,971
                                              ================== =================== ================== ===================

7.       SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense and impairment charges related to internally developed computer software of $26.9 million for fiscal 2004, $34.4 million (including $10.2 million of impairment charges referred to in note 2) for fiscal 2003 and $23.6 million in fiscal 2002 and amortization of purchased software licenses of
$27.1 million (including $2.8 million of impairment charges referred to in note 2), $25.9 million and $19.5 million in 2004, 2003 and 2002, respectively.  Additionally, research and development costs of $20.1 million,
$19.7 million and $17.8 million were charged to operations during 2004, 2003 and 2002, respectively.
Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

8.       PROPERTY AND EQUIPMENT:

Property and equipment, substantially all of which has been pledged as collateral for long-term obligations (see note 9 to the consolidated financial statements), is summarized as follows (dollars in thousands):

                                                                                          March 31,          March 31,
                                                                                            2004               2003
                                                                                     ------------------ -------------------
Land                                                                                 $        22,633    $        19,959
Buildings and improvements                                                                   179,617            163,336
Data processing equipment                                                                    262,050            159,551
Office furniture and other equipment                                                          56,764             46,322
                                                                                     ------------------ -------------------
                                                                                             521,064            389,168
Less accumulated depreciation and amortization                                               253,976            180,862
                                                                                     ------------------ -------------------
                                                                                     $       267,088    $       208,306
                                                                                     ================== ===================
                                                                F-51

9.       LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

                                                                                         March 31,           March 31,
                                                                                           2004                2003
                                                                                     ------------------ -------------------
Convertible subordinated notes due February 2009; interest at 3.75%                  $       175,000    $       175,000
Revolving credit agreement                                                                    16,203             28,799
Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining
  terms up to fifteen years                                                                   79,448             32,753
Other debt and long-term liabilities                                                          21,539             10,278
                                                                                     ------------------ -------------------
     Total long-term debt and capital leases                                                 292,190            246,830
Less current installments                                                                     52,863             12,987
                                                                                     ------------------ -------------------
     Long-term debt, excluding current installments                                  $       239,327    $       233,843
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years; effective
  interest rates at approximately 7%                                                 $        62,437    $        72,338
Long-term data license agreement with related party, due over two years; interest
  at 6% (see note 14)                                                                         12,075                  -
                                                                                     ------------------ -------------------
     Total license liabilities                                                                74,512             72,338
Less current installments                                                                     20,382             16,504
                                                                                     ------------------ -------------------
     License liabilities, excluding current installments                             $        54,130    $        55,834
                                                                                     ================== ===================

Effective February 10, 2003, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $150 million through July 2006.  Borrowings under the revolving credit facility of $16.2 million at March 31, 2004 and $28.8 million at March 31, 2003 bear interest at
LIBOR plus 1.5%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by substantially all of the Company's assets.  Weighted average interest rates on the March 31, 2004 and March 31, 2003 borrowings under the revolving credit facility were 2.74% and 2.86%, respectively.  Outstanding letters of credit at March 31, 2004 and 2003 were $10.0 million and $10.8 million, respectively.

During the year ended March 31, 2002, the Company completed an offering of $175 million of 3.75% convertible subordinated notes due 2009 ("3.75% Notes").  The 3.75% Notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $18.25 per share.  The 3.75% Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after February 17, 2005 at a redemption premium.  The holders of the 3.75% Notes also have the option to require the Company to repurchase the
3.75% Notes, at 100% of the principal amount, on February 15, 2007.  The net proceeds to the Company of approximately $169.2 million (after deducting underwriting discounts and commissions and offering expenses) were used to repay $25.7 million of 6.92% senior notes payable ("6.92% Notes") and to redeem the 5.25% convertible subordinated notes ("5.25% Notes").

During February and March 2002, the Company repurchased $52.4 million of the 5.25% Notes in the open market.  The remaining $62.6 million were retired on April 1, 2002.  Previously deferred debt issuance costs of $1.1 million associated with the 5.25% Notes and the 6.92% Notes and certain prepayment premiums of $1.0 million incurred in connection with
                                                                F-52

9.       LONG-TERM OBLIGATIONS (Continued):

the redemption of the 5.25% Notes were charged to the 2002 consolidated statement of operations as an extraordinary item, net of the income tax benefit of $0.8 million.  Upon adoption of SFAS No. 145 in fiscal 2004, the extraordinary item was reclassified to other, net in the accompanying consolidated statement of operations.

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

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2004, the Company was in compliance with these covenants and restrictions.

The Company's future obligations, excluding interest, under its long-term debt, capital lease obligations and software license liabilities at March 31, 2004, are as follows (in thousands):

Year ending March 31,
     2005                                                                                               $        73,246
     2006                                                                                                        36,647
     2007                                                                                                        38,959
     2008                                                                                                        16,566
     2009                                                                                                       189,258
     Thereafter                                                                                                  12,026
                                                                                                        -------------------
                                                                                                        $       366,702
                                                                                                        ===================

10.      ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

                                                                                                Bad debts
                                                                  Additions                    written off,
                                                  Balance at      charged to                      net of
                                                 beginning of     costs and        Other         amounts      Balance at
                                                     period        expenses       additions      recovered   end of period
                                                 -------------- -------------- -------------- ------------- ---------------
2004:
     Allowance for doubtful accounts, returns
       and credits                               $    6,679     $      789     $     4,118    $   (5,247)   $    6,339
                                                 ============== ============== ============== ============= ===============
2003:
     Allowance for doubtful accounts, returns
       and credits                               $    6,269     $    8,435     $       240    $   (8,265)   $    6,679
                                                 ============== ============== ============== ============= ===============
2002:
     Allowance for doubtful accounts, returns
       and credits                               $    5,366     $    8,270     $         -    $   (7,367)   $    6,269
                                                 ============== ============== ============== ============= ===============

Included in other additions are valuation accounts acquired in connection with business combinations.

11.      COMMITMENTS AND CONTINGENCIES:

In early August 2003 management determined that the Company had experienced unlawful security breaches of its file transfer protocol ("FTP") server.  Unauthorized access to certain files occurred as a result of information being exchanged between the Company and a number of clients via the FTP server.  Acxiom was among several companies whose security was breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients and are investigating another company.  Thus far, seven individuals have pled guilty and are awaiting sentencing.  The Company continues to fully cooperate with the investigation, which involves multiple law enforcement agencies.

Only FTP files on a server located outside of the Company's firewall were compromised and not all FTP files nor all clients were affected.  No internal systems or databases were accessed, and there was no breach that penetrated the Acxiom security firewall.  Based on the facts known to management, the Company does not believe that there is any risk of harm to individuals, and the Company does not expect any material adverse effect from this incident.

The Company has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  The
Company initiated an additional comprehensive review of its systems and procedures to guard against similar incidents in the future.  Based on this incident, management is implementing improvements to its systems and procedures.

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

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was
$213.3 million and the Company has a future commitment for lease payments of $39.5 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $11.1 million at March 31, 2004.

As discussed in note 14, the Company also has an aircraft leased from a business controlled by an officer and director of the Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of
70% of the then outstanding indebtedness of the lessor, or $3.8 million at March 31, 2004.

11.      COMMITMENTS AND CONTINGENCIES (Continued):

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was
$81.8 million, $96.4 million and $88.6 million for the years ended March 31, 2004, 2003 and 2002, respectively.
Future minimum lease payments under all noncancellable operating leases and software licenses, including these synthetic lease facilities, for the five years ending March 31, 2009, are as follows: 2005, $62.2 million; 2006,
$39.8 million; 2007, $27.9 million; 2008, $22.2 million and 2009, $19.5 million.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At March 31, 2004, the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.6 million.

At both March 31, 2004 and 2003, the Company had accrued $0.3 million related to the potential obligations under all of its various guarantees.

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
Effective February 10, 2003, the Company terminated this synthetic real estate lease arrangement by purchasing the Phoenix land and the Little Rock facility from the lessors for $45.8 million.  As a result of terminating this arrangement, the underlying real estate assets consisting of the Little Rock building of $34.4 million, a building under construction in Phoenix of $1.4 million and the Phoenix land of $10.0 million were recorded in the
Company's March 31, 2003 consolidated balance sheet.

The Company is involved in various claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the
Company's consolidated financial position, results of operations or cash flows.

12.      STOCKHOLDERS' EQUITY:

The Company has authorized 200 million shares of $0.10 par value common stock and 1.0 million shares of $1.00 par value preferred stock.  The board of directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued.  Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends, and the shares could be issued in multiple series with different rights and preferences.  The Company currently has no plans for the issuance of any shares of preferred stock.

The Company has issued warrants to Allstate Insurance Company ("Allstate"), a significant customer of the
Company, for the purchase of 368,290 shares of the Company's common stock at exercise prices ranging from $16.28 to $32.13 per share.  These warrants represent discounts to Allstate in return for meeting certain revenue targets under Allstate's contract with the Company.  The Company is not required to issue any additional warrants to Allstate under the contract.  The value of the warrants issued in 2003 and 2002 was $1.3 million and $0.8 million, respectively.  The cost of the warrants issued in 2003 of $1.3 million was charged to cost of data in
2002, along with $0.2 million of the cost of the warrants issued in 2002.  The remaining cost of the warrants issued in 2002 was reflected as a reduction of revenue in 2001.  All of these warrants expire on September 30,
2005.

12.      STOCKHOLDERS' EQUITY (Continued):

In connection with the acquisition of AISS (see note 3 to the consolidated financial statements), the Company issued warrants to purchase 1,272,024 shares of its common stock at an exercise price of $16.32 per share.  These warrants expire on August 12, 2017.  In connection with the acquisition of Toplander (see note 3 to the consolidated financial statements) the Company issued warrants to purchase 203,500 shares of its common stock at an exercise price of $13.24 per share.  These warrants expire on March 17, 2019.

On November 14, 2002, the Company announced a common stock repurchase program.  From that date until March 31,
2004, the Company has repurchased 6.1 million shares of its common stock for an aggregate purchase price of $91.2 million under this repurchase program.

The Company has stock option plans for which 29.2 million shares of the Company's common stock have been reserved for issuance.  These plans provide that the option price of qualified options will be at least the fair market value at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At March 31, 2004, there were a total of 0.9 million shares available for future grants under the plans.

Activity in stock options was as follows:

                                                                                     Weighted-average         Number
                                                                                      exercise price         of shares
                                                                  Number of shares        per share         exercisable
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2001                                         13,954,331     $         18.82          7,722,488
     Granted                                                           7,413,429     $         12.45
     Exercised                                                          (735,108)    $          4.91
     Forfeited or cancelled                                             (724,955)    $         19.22
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2002                                         19,907,697     $         16.83          8,679,502
     Granted                                                           2,405,850     $         19.25
     Exercised                                                        (1,972,324)    $          7.21
     Forfeited or cancelled                                             (601,938)    $         21.30
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2003                                         19,739,285     $         18.09         10,947,804
     Granted                                                           1,381,628     $         15.38
     Exercised                                                        (1,489,440)    $         11.42
     Forfeited or cancelled                                             (696,371)    $         22.20
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2004                                         18,935,102     $         18.27         10,834,326
                                                                 =================== ================== ===================

12.      STOCKHOLDERS' EQUITY (Continued):

Following is a summary of stock options outstanding as of March 31, 2004:

                                             Options outstanding                              Options exercisable
                           --------------------------------------------------------- --------------------------------------
        Range of                                Weighted-average   Weighted-average                       Weighted-average
     exercise price             Options            remaining        exercise price        Options          exercise price
        per share             outstanding      contractual life      per share          exercisable         per share
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------

$ 1.49 - $ 5.88                  1,267,052          1.91 years   $        2.99             1,267,052    $        2.99
$ 7.43 - $11.15                  2,371,128         11.56 years   $       11.04             1,027,980    $       10.91
$11.50 - $14.00                  2,771,370         11.09 years   $       12.86             2,199,605    $       12.63
$14.21 - $17.96                  4,910,732         10.52 years   $       16.30             1,993,694    $       16.94
$18.38 - $23.14                  1,365,652          8.27 years   $       19.96               704,081    $       19.72
$23.44 - $29.59                  4,920,242          9.53 years   $       24.94             2,874,742    $       25.17
$30.93 - $39.12                    990,526          9.91 years   $       35.67               604,549    $       35.69
$40.50 - $62.06                    338,400         10.47 years   $       44.24               162,623    $       44.53
                           ------------------ ------------------ ------------------- ------------------ -------------------
                                18,935,102          9.71 years   $       18.27            10,834,326    $       17.69
                           ================== ================== =================== ================== ===================

The Company maintains a qualified employee stock purchase plan that provides for the purchase of shares of common stock at 85% of the market price.  There were 0.2 million shares purchased under the plan during each of the years ended March 31, 2004, 2003 and 2002.

Prior to their settlement as discussed below, the Company had entered into three equity forward contracts with a commercial bank to purchase 3.7 million shares of its common stock.  The Company was obligated to purchase the shares of its common stock at a total notional amount of $83.8 million.  The cost of the equity forwards of $1.0 million during 2002 has been accounted for as a component of stockholders' equity.

During April 2001, the Company paid, and recorded as a component of stockholders' equity, $22.5 million to amend the agreements whereby the strike price of one of the equity forward agreements was reduced.  As a result, the total notional amount under the equity forward agreements was reduced to $64.2 million.  In September 2001, the
Company obtained an agreement for the settlement of the equity forward contracts through borrowings of $64.2 million from a bank under a term loan facility.  The funds from the term loan were used to pay the notional amount under the equity forward contracts and have been recorded as a reduction of stockholders' equity in the accompanying consolidated financial statements.  Effective February 10, 2003, in connection with the termination of its synthetic real estate lease arrangement as discussed in note 11, the Company repaid this term loan.  The
Company has taken delivery of and retired the shares of common stock subject to the contracts and is no longer obligated under any equity forward contracts.  Prior to the settlement of the contracts, all shares of the
Company's common stock under these agreements were considered issued and outstanding and have been included in the
Company's basic and diluted earnings (loss) per share calculations.

13.      INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

                                                                        2004               2003               2002
                                                                 ------------------- ------------------ -------------------
Income (loss) from operations                                    $         8,949     $         6,321    $       (20,654)
Stockholders' equity:
     Interest on equity forward contracts                                      -                   -             (3,352)
     Unrealized loss on available-for-sale investments (note 19)               -                 706               (706)
     Compensation                                                         (4,313)             (6,894)            (1,164)
                                                                 ------------------- ------------------ -------------------
                                                                 $         4,636     $           133    $       (25,876)
                                                                 =================== ================== ===================

Income tax expense (benefit) attributable to earnings (loss) from operations consists of (dollars in thousands):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Current:
     Federal                                                     $         1,413     $        (1,425)   $       (44,904)
     Foreign                                                                 427               1,286                  -
     State                                                                   214                (560)            (2,582)
                                                                 ------------------- ------------------ -------------------
                                                                           2,054                (699)           (47,486)
                                                                 ------------------- ------------------ -------------------
Deferred:
     Federal                                                                 808               8,089             27,979
     Foreign                                                               3,002                   -               (848)
     State                                                                 3,085              (1,069)              (299)
                                                                 ------------------- ------------------ -------------------
                                                                           6,895               7,020             26,832
                                                                 ------------------- ------------------ -------------------
         Total                                                   $         8,949     $         6,321    $       (20,654)
                                                                 =================== ================== ===================

Earnings (losses) before income tax attributable to domestic and foreign operations consist of (dollars in thousands):

                                                                        2004                2003                2002
                                                                 ------------------- ------------------ -------------------
Domestic                                                         $        62,729     $        24,048    $       (49,093)
Foreign                                                                    4,564               4,040             (3,525)
                                                                 ------------------- ------------------ -------------------
         Total                                                   $        67,293     $        28,088    $       (52,618)
                                                                 =================== ================== ===================

A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35%
of earnings (loss) from operations before income taxes to the actual provision for income taxes follows (dollars
in thousands):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Computed expected tax expense (benefit)                          $        23,553     $         9,831    $       (18,416)
Increase (reduction) in income taxes resulting from:
     State income taxes, net of federal                                    2,144              (1,059)            (1,872)
     Reversal of contingency reserves                                    (16,658)                  -                  -
     Research, experimentation and other tax credits                        (676)             (2,700)              (800)
     Other, net                                                              586                 249                434
                                                                 ------------------- ------------------ -------------------
                                                                 $         8,949     $         6,321    $       (20,654)
                                                                 =================== ================== ===================

13.      INCOME TAXES (Continued):

During the first and fourth quarters of fiscal 2004, the IRS completed separate audits of the Company's federal income tax returns for fiscal years 1997 through 1999 and 2000 through 2002, respectively.  During fiscal 2004 these tax audits were completed, resulting in the reversal of $16.7 million of previously established contingency reserves, which were primarily related to the tax effects of restructuring costs, warrants issued to a customer, and claimed research and development credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2004 and 2003 are presented below (dollars in thousands).

                                                                                           2004                2003
                                                                                     ------------------ -------------------
Deferred tax assets:
     Accrued expenses not currently deductible for tax purposes                      $         6,158    $         3,542
     Revenue deferred for financial reporting purposes                                         7,863              2,514
     Investments, principally due to differences in basis for tax and financial
       reporting purposes                                                                     10,022              9,480
     Net operating loss and tax credit carryforwards                                          97,256             95,186
     Other                                                                                     1,686                  -
                                                                                     ------------------ -------------------
         Total deferred tax assets                                                           122,985            110,722
     Less valuation allowance                                                                 26,364              6,189
                                                                                     ------------------ -------------------
         Net deferred tax assets                                                              96,621            104,533
                                                                                     ------------------ -------------------
Deferred tax liabilities:
     Property and equipment, principally due to differences in depreciation          $        (5,886)   $       (11,590)
     Intangible assets, principally due to differences in amortization                       (46,345)           (38,130)
     Capitalized and purchased software differences                                          (68,960)           (76,392)
     Other                                                                                      (406)            (1,713)
                                                                                     ------------------ -------------------
         Total deferred tax liabilities                                                     (121,597)          (127,825)
                                                                                     ------------------ -------------------
                  Net deferred tax liability                                         $       (24,976)   $       (23,292)
                                                                                     ================== ===================

At March 31, 2004, the Company has net operating loss carryforwards of approximately $132 million for federal income tax purposes and approximately $321 million for state income tax purposes.  The Company also has federal and state income tax credit carryforwards of approximately $11.5 million.  These net operating loss and income tax credit carryforwards expire in various amounts beginning in 2006 through 2023.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company's history of profitability and taxable income and the reversal of taxable temporary differences in the U.S, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has foreign net operating loss carryforwards of approximately $74 million, including approximately $57 million acquired in acquisitions during fiscal 2004.
Based upon the Company's history of losses in foreign jurisdictions, management believes it is more likely than not the Company will not realize the benefits of the foreign carryforwards and has established valuation allowances for all foreign deferred assets.

14.      RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide TransUnion with various data center management services.  In a 1992 letter agreement, the
Company agreed to use its best efforts to cause one person designated by TransUnion to be elected to the
Company's board of directors.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, the Company agreed to use its best efforts to cause two people designated by TransUnion to be elected to the Company's board of directors.  While these undertakings by the Company are in effect until the end of the current term of the agreement, the Company has been notified that TransUnion does not presently intend to designate a second individual to serve as a director of the Company.  The Company and TransUnion amended the data center management agreement on October 1,
2002, expanding its scope to encompass TransUnion's client/server, network and communication infrastructure.
This amendment runs concurrent with the current term of the data center management agreement, which expires in
August 2005.  In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services.  During the years ended March 31, 2004, 2003 and 2002, the Company recognized $74.1 million, $71.1 million and $50.6 million, respectively, in revenue from TransUnion.

Effective April 1, 2002, the Company and TransUnion entered into a marketing joint venture that serves as a sales agent for both parties for certain existing mutual clients.  Pursuant to provisions of ARB No. 51, SFAS No. 94 and APB No. 18 the Company records the joint venture using the equity method of accounting.  The purpose of the joint venture is to provide these joint clients with leading-edge solutions that leverage the strengths of both parties.  Expected to serve a small number of financial service clients, the joint venture will market substantially all of the products and services currently offered by the Company and TransUnion, as well as any new products and services that may be agreed upon.  The parties agreed to share equally the aggregate incremental increase (or decrease) in revenue and direct expenses generated from any client supported by the joint venture.
Also, the joint venture charges both Acxiom and TransUnion a sales agency commission and Acxiom and TransUnion provide sales and administrative support to the joint venture.  Effective April 1, 2003, the parties have agreed to suspend the cost and revenue sharing, sales commission, and administrative charges.

The following table details revenue and expense recorded in fiscal 2003 (dollars in thousands).

                                                                                                               2003
                                                                                                        -------------------
Revenue
     Revenue from personnel fees                                                                        $         1,523
     Expense reimbursement - incremental direct expenses                                                          3,855
                                                                                                        -------------------
         Total revenue                                                                                  $         5,378
                                                                                                        ===================
Expense
     Expense from sales agency commission                                                               $         1,336
     Equity share of joint venture loss                                                                             700
     Revenue share - incremental total revenue                                                                    3,359
                                                                                                        -------------------
         Total expense                                                                                  $         5,395
                                                                                                        ===================

During fiscal year 2004 a long-term data license agreement was entered into with TransUnion which licensed data that is used by the Company's products.  Cost of this data is amortized over its useful life, which is estimated to be seven years.
Effective April 1, 2003, Acxiom agreed to purchase analytic, modeling, and other consulting services from
TransUnion as a part of an outsourcing arrangement.  The fees paid to TransUnion during the year ended March 31,
2004 were approximately $2.7 million.

14.      RELATED PARTY TRANSACTIONS (Continued):

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by TransUnion for an aggregate purchase price of $34.8 million.  During fiscal 2002, the
Company purchased certain customer relationship operations from TransUnion for $5.3 million (see note 3 to the consolidated financial statements).

The Company leases an aircraft from a business owned by an officer and director (see note 11).  Rent expense under this lease was approximately $0.7 million, $0.7 million and $1.0 million during the years ended March 31,
2004, 2003 and 2002, respectively.  Under the terms of the lease in effect at March 31, 2004, the Company will make monthly lease payments of $75,000 through August 2006.

The Company paid $1.5 million in fiscal 2004, $1.0 million in fiscal 2003 and $1.5 million in fiscal 2002 in
NASCAR sponsorship fees to a company partially owned by an officer of the Company.  In return for the sponsorship, the Company received publicity for the Acxiom brand and hospitality facilities for customers at race events.

The Company has arrangements with a family member of a director and with a former director for consulting services.  Payments under these arrangements were $0.2 million in fiscal 2004 and $0.4 million in both fiscal
2003 and fiscal 2002.

The Company has an agreement to resell Acxiom products with a company whose majority shareholder is a family member of an officer of the Company. Products purchased from the Company for resale were approximately $0.7 million in fiscal 2004, $0.8 million in fiscal 2003 and $0.7 million in fiscal 2002.  The account balance was approximately $1.2 million at the end of fiscal 2004, $0.9 million at the end of fiscal 2003 and $0.7 million at the end of fiscal 2002.  The Company entered into an agreement in April 2004 to secure and collect the March 31,
2004 account balance by March 31, 2005.

15.      MAJOR CUSTOMERS:

During the year ended March 31, 2002, the Company had one customer, Allstate, which accounted for $87.8 million
(10.1%) of revenue.  No single customer accounted for more than 10% of revenue during the years ended March 31,
2003 or 2004.

16.      RETIREMENT PLANS:

The Company has a retirement savings plan which covers substantially all domestic employees.  The Company also offers a supplemental nonqualified deferred compensation plan ("SNQDC Plan") for certain management employees.
The Company matches 50% of the employee's contributions under both plans up to a combined total of 6% annually and may contribute additional amounts to the plans from the Company's earnings at the discretion of the board of directors.  Company contributions for the above plans amounted to approximately $3.3 million, $3.5 million and
$5.0 million in fiscal years 2004, 2003 and 2002, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $10.5 million and $8.8 million at March 31, 2004 and 2003, respectively.

17.      FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company's operations.  The following table shows financial information by geographic area for the years 2004, 2003 and 2002 (dollars in thousands):

                                     2004                             2003                              2002
                       --------------------------------- -------------------------------- ---------------------------------

                                           Long-lived                       Long-lived                       Long-lived
                                             assets,                          assets,                          assets,
                                            excluding                        excluding                        excluding
                                            financial                        financial                        financial
                             Revenue       instruments        Revenue       instruments        Revenue       instruments
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
United States          $       925,641    $   775,627    $       902,667   $  740,512     $       819,991   $  724,821
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
Foreign
     United Kingdom    $        65,442    $    88,624    $        50,329   $   25,976     $        42,218        25,647
     France                      6,112         33,040              1,457         5,083              3,306         4,135
     Germany                     2,807          1,207                  -             -                  -             -
     Spain                         424          4,309                  -         2,560                563         1,648
     Portugal                      205            179                  -             -                  -             -
     Poland                        927            560                  -             -                  -             -
     The Netherlands             3,433          1,801                  -             -                  -             -
     Australia                   5,679         11,081              3,182         9,751                  -             -
     Japan                         152              -                587             -                 32             -
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
         All Foreign   $        85,181    $   140,801    $        55,555   $   43,370     $        46,119   $   31,430
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
                       $     1,010,822    $   916,428    $       958,222   $  783,882     $       866,110   $  756,251
                       ================== ============== ================= ============== ================= ===============

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

Long-term obligations - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value.
The estimated fair value of other long-term obligations was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2004, the estimated fair value of long-term obligations approximates its carrying value.

19.      COMPREHENSIVE INCOME (LOSS):

The following table summarizes the unrealized holding gains (losses) on marketable securities included in other comprehensive income (loss) (dollars in thousands):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Unrealized gain (loss) arising during the year, net of income
  tax benefit                                                    $           318     $        (1,215)   $        (1,135)
Reclassification adjustment for net losses reported in net
  earnings for the period                                                      -               2,350                  -
                                                                 ------------------- ------------------ -------------------
     Net unrealized gain (loss) reported in other comprehensive
       income (loss)                                             $           318     $         1,135    $        (1,135)
                                                                 =================== ================== ===================

The balance of accumulated other comprehensive loss as reported on the consolidated balance sheets consists of the following components (dollars in thousands):

                                                                                            2004                2003
                                                                                     ------------------ -------------------
Unrealized gain on available for sale marketable securities                          $           318    $             -
Cumulative income (loss) on foreign currency translation                                       2,622             (2,911)
                                                                                     ------------------ -------------------
     Accumulated other comprehensive income (loss)                                   $         2,940    $        (2,911)
                                                                                     ================== ===================

20.      SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  The Company's business segments consist of Services,
Data and Software Products, and IT Management.  The Services segment substantially consists of consulting, database and data warehousing and list processing services.  The Data and Software Products segment includes all of the Company's data content and software products.  IT Management includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary
IT services.  The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.  The Company accounts for sales of its Data and Software Products as revenue in both the Data and Software Products segment and the Services segment, which bills the client.  Additionally, certain information technology outsourcing and facilities management revenue is accounted for in both the IT Management segment and the Services segment, where the client is billed.  These revenues are eliminated in consolidation.

20.      SEGMENT INFORMATION (Continued):

Substantially all of the nonrecurring and impairment charges incurred by the Company and discussed in note 2 to the consolidated financial statements have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges.  During fiscal 2003 the Company revised certain of its internal cost allocations to distribute substantially all recurring costs to the business segments.  Accordingly, the segment information for 2002 has been restated to conform to the current year presentation.  The following tables present information by business segment (dollars in thousands):

                                                                        2004               2003                2002
                                                                 ------------------- ------------------ -------------------
Revenue:
     Services                                                    $       749,755     $       718,872    $       645,735
     Data and Software Products                                          216,241             172,979            162,585
     IT Management                                                       251,463             241,096            220,688
     Intercompany eliminations                                          (206,637)           (174,725)          (162,898)
                                                                 ------------------- ------------------ -------------------
         Total revenue                                           $     1,010,822     $       958,222    $       866,110
                                                                 =================== ================== ===================

Income (loss) from operations:
     Services                                                    $        68,949     $        84,806    $        42,931
     Data and Software Products                                           49,473              30,555             26,896
     IT Management                                                        16,777               4,425             12,756
     Intercompany eliminations                                           (47,266)            (30,936)           (27,210)
     Corporate and other                                                   5,351             (33,775)           (74,092)
                                                                 ------------------- ------------------ -------------------
         Income (loss) from operations                           $        93,284     $        55,075    $       (18,719)
                                                                 =================== ================== ===================

Depreciation and amortization:
     Services                                                    $        59,914     $        57,713    $        33,845
     Data and Software Products                                           35,033              34,992             17,538
     IT Management                                                        52,912              58,685             69,442
     Corporate and other                                                   2,382               3,512              2,569
                                                                 ------------------- ------------------ -------------------
         Depreciation and amortization                           $       150,241     $       154,902    $       123,394
                                                                 =================== ================== ===================

Total assets:
     Services                                                    $       560,900     $       514,510
     Data and Software Products                                          187,306             132,198
     IT Management                                                       450,944             438,472
     Corporate and other                                                  16,634               8,066
                                                                 ------------------- ------------------
         Total assets                                            $     1,215,784     $     1,093,246
                                                                 =================== ==================

21.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The tables below set forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

                                                First quarter      Second quarter      Third quarter      Fourth quarter
                                                    ended              ended               ended              ended
                                                  June 30,         September 30,       December 31,         March 31,
                                                    2003                2003               2003                2004
                                              ------------------ ------------------- ------------------ -------------------
Revenue                                       $       236,682    $       241,096     $       255,207    $       277,837
Gross profit (revenue less cost of revenue)            43,290             50,111              61,435             57,879
Income (loss) from operations                          11,234             22,716              37,335             21,999
Net earnings (loss)                                    11,263             11,217              19,944             15,919
Basic earnings (loss) per share                          0.13               0.13                0.23               0.19
Diluted earnings (loss) per share                        0.13               0.13                0.22               0.17
                                              ================== =================== ================== ===================

                                                First quarter      Second quarter      Third quarter      Fourth quarter
                                                    ended              ended               ended              ended
                                                   June 30,        September 30,       December 31,         March 31,
                                                     2002               2002               2002                2003
                                              ------------------ ------------------- ------------------ -------------------
Revenue                                       $       225,406    $       235,396     $       257,961    $       239,459
Gross profit (revenue less cost of revenue)            46,515             48,879              55,394              3,031
Income (loss) from operations                          21,688             27,635              31,737            (25,985)
Net earnings (loss)                                    10,465             15,526              19,537            (23,761)
Basic earnings (loss) per share                          0.12               0.18                0.22              (0.27)
Diluted earnings (loss) per share                        0.12               0.17                0.20              (0.27)
                                              ================== =================== ================== ===================

The quarter ended June 30, 2003 included a gain of $1.0 million related to the disposal of the Company's Los
Angeles outsourcing data center operation (see note 4 to the consolidated financial statements).  The quarter ended December 31, 2003 included a gain of $3.0 million due to a recovery from the Montgomery Ward bankruptcy
(see note 2 to the consolidated financial statements).  The quarter ended March 31, 2004 included a charge of
$4.0 million related to restructuring (see note 2 to the consolidated financial statements) and $0.9 million due to the write-down of a note from a disposal (see note 4 to the consolidated financial statements).  All of the above items were recorded in gains, losses and non-recurring items.  In addition, in the quarter ended March 31,
2004, the Company recorded through other, net a charge of $7.2 million to write down an investment (see note 1 to the consolidated financial statements).

The quarter ended September 30, 2002 included a gain, recorded in gains, losses and non-recurring items, for the reversal of a bonus accrual (see note 2 to the consolidated financial statements).  Additionally, the Company recorded investment write-downs of $8.8 million during the quarter ended March 31, 2003 in other, net (see note 1 to the consolidated financial statements).

