Form 10-Q
period 2004-06-30
ACXIOM CORP
filed 2004-08-06
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended June 30, 2004

                                                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ----- to -----

                                                    Commission file number 0-13163

                                                          Acxiom Corporation
                                        (Exact Name of Registrant as Specified in Its Charter)

                                  DELAWARE                                               71-0581897
                        (State or Other Jurisdiction of                                 (I.R.S. Employer
                         Incorporation or Organization)                                 Identification No.)

                       P.O. Box 8180, 1 Information Way,                                    72203
                             Little Rock, Arkansas                                        (Zip Code)
                      (Address of Principal Executive Offices)
                                                                                                                                                                                 Identification No.)

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

                                                            Yes [X] No [ ]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 2, 2004 was 86,021,054.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                             June 30, 2004

Part I.  Financial Information                                                                                 Page No.
     Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004 (Unaudited) ............        3
     Condensed Consolidated Statements of Earnings for the Three Months ended
       June 30, 2004 and 2003 (Unaudited) ................................................................        4
     Condensed Consolidated Statements of Cash Flows for the Three Months ended
       June 30, 2004 and 2003 (Unaudited).................................................................       5-6
     Notes to the Condensed Consolidated Financial Statements (Unaudited):
1.       Basis of presentation and summary of significant accounting principles...........................       7-8
2.       Restructuring, impairment and other charges......................................................        9
3.       Acquisitions and investments.....................................................................       9-10
4.       Other current and noncurrent assets..............................................................      10-11
5.       Goodwill.........................................................................................        11
6.       Long-term obligations............................................................................        12
7.       Stockholders' equity.............................................................................      13-14
8.       Allowance for doubtful accounts..................................................................        14
9.       Segment information..............................................................................      14-16
10.      Comprehensive income ............................................................................        16
11.      Commitments and contingencies....................................................................      16-17
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation........      18-31
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................        32
     Item 4.  Controls and Procedures.....................................................................        32
Part II.  Other Information

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                          June 30,           March 31,
                                                                                            2004               2004
                                                                                     ------------------- ------------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                       $        11,214     $        14,355
     Trade accounts receivable, net                                                          231,488             212,387
     Deferred income taxes                                                                    15,670              14,032
     Refundable income taxes                                                                   1,162               2,280
     Other current assets                                                                     44,384              43,272
                                                                                     ------------------- ------------------
         Total current assets                                                                303,918             286,326
Property and equipment, net of accumulated depreciation and amortization                     279,827             267,088
Software, net of accumulated amortization                                                     62,450              64,553
Goodwill                                                                                     299,319             282,971
Purchased software licenses, net of accumulated amortization                                 153,818             157,217
Unbilled and notes receivable, excluding current portions                                     14,858              13,030
Deferred costs, net                                                                           85,619              88,096
Data acquisition costs, net                                                                   34,527              36,557
Other assets, net                                                                             19,728              19,946
                                                                                     ------------------- ------------------
                                                                                     $     1,254,064     $     1,215,784
                                                                                     =================== ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations                                   $        71,072     $        73,245
     Trade accounts payable                                                                   50,286              41,527
     Accrued expenses:
         Restructuring                                                                           371               2,881
         Payroll                                                                              26,336              23,979
         Other                                                                                67,735              63,411
     Deferred revenue                                                                         80,550              91,060
                                                                                     ------------------- ------------------
                                                                                     ------------------- ------------------
         Total current liabilities                                                           296,350             296,103
                                                                                     ------------------- ------------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                          258,138             239,327
     Software and data licenses, net of current installments                                  45,829              54,130
                                                                                     ------------------- ------------------
         Total long-term obligations                                                         303,967             293,457
                                                                                     ------------------- ------------------
Deferred income taxes                                                                         49,568              39,008
Commitments and contingencies (note 11)
Stockholders' equity:
     Common stock                                                                              9,324               9,226
     Additional paid-in capital                                                              380,499             361,256
     Retained earnings                                                                       317,922             308,487
     Accumulated other comprehensive income                                                    2,108               2,940
     Treasury stock, at cost                                                                (105,674)            (94,693)
                                                                                     ------------------- ------------------
         Total stockholders' equity                                                          604,179             587,216
                                                                                     ------------------- ------------------
                                                                                     $     1,254,064     $     1,215,784
                                                                                     =================== ==================
See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                         For the Three Months ended
                                                                                                  June 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       207,847     $       192,514
     Data                                                                                     81,147              44,168
                                                                                     ------------------- ------------------
         Total revenue                                                                       288,994             236,682
Operating costs and expenses:
     Cost of revenue:
         Services                                                                            163,549             158,755
         Data                                                                                 51,819              34,637
                                                                                     ------------------- ------------------
         Total cost of revenue                                                               215,368             193,392
     Selling, general and administrative                                                      48,529              33,064
     Gains, losses and nonrecurring items, net                                                  (344)             (1,008)
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  263,553             225,448
                                                                                     ------------------- ------------------
Income from operations                                                                        25,441              11,234
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                         (5,070)             (4,765)
     Other, net                                                                                  409                 765
                                                                                     ------------------- ------------------
Total other income (expense)                                                                  (4,661)             (4,000)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  20,780               7,234
Income taxes                                                                                   7,896              (4,029)
                                                                                     ------------------- ------------------
          Net earnings                                                                $        12,884     $        11,263
                                                                                     =================== ==================

Earnings per share:
     Basic                                                                           $          0.15     $          0.13
                                                                                     =================== ==================
     Diluted                                                                         $          0.14     $          0.13
                                                                                     =================== ==================

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                         For the Three Months ended
                                                                                                  June 30,
                                                                                     --------------------------------------

                                                                                            2004                 2003
                                                                                     ------------------- ------------------
Cash flows from operating activities:
     Net earnings                                                                    $        12,884     $        11,263
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and impairment of long-lived assets                       43,997              33,896
         Gain on disposal of assets, net                                                           -              (1,008)
         Deferred income taxes                                                                 8,849              (6,742)
         Changes in operating assets and liabilities:
              Accounts receivable                                                            (18,661)              6,009
              Other assets                                                                    (1,012)              2,061
              Accounts payable and other liabilities                                          (8,833)              2,785
              Restructuring and impairment costs                                              (2,510)               (139)
                                                                                     ------------------ -------------------
                  Net cash provided by operating activities                                   34,714              48,125
                                                                                     ------------------- ------------------
Cash flows from investing activities:
     Proceeds received from the disposition of operations                                          -               7,684
     Proceeds received from the disposition of assets                                              -                 506
     Payments received from investments                                                          284               1,201
     Capitalized software development costs                                                   (4,107)             (6,335)
     Capital expenditures                                                                     (1,823)             (1,588)
     Deferral of costs                                                                        (9,610)             (6,026)
     Investments in joint ventures and other investments                                           -              (5,000)
     Net cash paid in acquisitions                                                            (5,560)                  -
                                                                                     ------------------- ------------------
                  Net cash used by investing activities                                      (20,816)             (9,558)
                                                                                     ------------------- ------------------
Cash flows from financing activities:
     Proceeds from debt                                                                       38,926              53,187
     Payments of debt                                                                        (60,560)            (60,655)
     Dividends paid                                                                           (3,449)                  -
     Sale of common stock                                                                     19,317               2,850
     Acquisition of treasury stock                                                           (10,971)            (34,665)
                                                                                     ------------------- ------------------
                  Net cash used by financing activities                                      (16,737)            (39,283)
                                                                                     ------------------- ------------------
Effect of exchange rate changes on cash                                                         (302)                 87
                                                                                     ------------------- ------------------
Net decrease in cash and cash equivalents                                                     (3,141)               (629)
Cash and cash equivalents at beginning of period                                              14,355               5,491
                                                                                     ------------------- ------------------
                                                                                     $        11,214     $         4,862
Cash and cash equivalents at end of period
                                                                                     =================== ==================

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                         For the Three Months ended
                                                                                                  June 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                                    $         3,334     $         3,508
         Income taxes                                                                            100                 977
     Noncash investing and financing activities:
         Acquisition of land in exchange for debt                                                  -               2,698
         Acquisition of data under long-term obligation                                            -              18,340
         Software licenses acquired under software obligation                                  2,685               8,221
         Acquisition of property and equipment under capital leases                           20,498              16,803
         Construction of assets under construction loan                                        6,788                   -

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant", "Acxiom" or "the
Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "the
Commission").  In the opinion of the Registrant's management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 21 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the
Registrant's annual report on Form 10-K for the fiscal year ended March 31, 2004 ("2004 Annual Report"), as filed with the
Commission on June 14, 2004.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2004 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2005.

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
Additionally,the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof. A discussion of the Company's significant accounting principles and the application thereof is included in note 1 and in Item 7,Management's Discussion and Analysis of Financial Condition and Results of Operations, to the Company's
2004 Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the prior years' net earnings as previously reported.  The quarter ended June 30, 2004 statement of earnings provides consolidated revenue along with revenue and cost of revenue for services and for data.  Quarter ended June 30, 2003 amounts have been reclassified to the current quarter presentation.  Such reclassifications, outlined in tables below, had no effect on the prior quarter's net earnings as previously reported.

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

The following table shows the reclassification of the Company's condensed consolidated statement of earnings for the quarter ended
June 30, 2003 (dollars in thousands, except per share amounts):

                                                                     For the Three                           For the Three
                                                                     Months Ended                             Months Ended
                                                                    June  30, 2003                           June 30, 2003
                                                                     as Previously
                                                                       Reported         Reclassification      Reclassified
                                                                   ------------------- ------------------- -------------------
Revenue:
     Total revenue                                                 $       236,682     $      (236,682)    $             -
     Services                                                                    -             192,514             192,514
     Data                                                                        -              44,168              44,168
                                                                   ------------------- ------------------- -------------------
          Total revenue                                             $      236,682     $             -     $       236,682
Operating costs and expenses:
     Salaries and benefits                                                  88,747             (88,747)                  -
     Computer, communications and other equipment                           66,286             (66,286)                  -
     Data costs                                                             30,247             (30,247)                  -
     Other operating costs and expenses                                     41,176             (41,176)                  -
     Cost of revenue
         Services                                                                -             158,755             158,755
         Data                                                                    -              34,637              34,637
                                                                   ------------------- ------------------- -------------------
              Total cost of revenue                                        226,456             (33,064)            193,392
     Selling, general and administrative                                         -              33,064              33,064
     Gains, losses and nonrecurring items, net                              (1,008)                  -              (1,008)
                                                                   ------------------- ------------------- -------------------
          Total operating costs and expenses                               225,448                   -             225,448
                                                                   ------------------- ------------------- -------------------
Income from operations                                                      11,234                   -              11,234
                                                                   ------------------- ------------------- -------------------
     Other income (expense):
     Interest expense                                                       (4,765)                  -              (4,765)
     Other, net                                                                765                   -                 765
                                                                   ------------------- ------------------- -------------------
                                                                            (4,000)                  -              (4,000)
                                                                   ------------------- ------------------- -------------------
Earnings before income taxes                                                 7,234                   -               7,234
Income taxes                                                                (4,029)                  -              (4,029)
                                                                   ------------------- ------------------- -------------------
Net earnings                                                       $        11,263     $             -     $        11,263
                                                                   =================== =================== ===================
Earnings per share:
Basic                                                              $          0.13     $             -     $          0.13
                                                                   =================== =================== ===================
Diluted                                                            $          0.13     $             -     $          0.13
                                                                   =================== =================== ===================

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the fourth quarter of fiscal 2004, the Company recorded a charge of $4.0 million in gains, losses and nonrecurring items related to restructuring.  The restructuring charge included $3.7 million for severance and other associate-related charges due to the termination of approximately 230 associates who were terminated on or prior to March 31, 2004.  The remainder of the restructuring charge consisted of $0.3 million related to termination of a lease at one of the Company's locations.  Approximately
$1.1 million of the charge had been paid as of March 31, 2004 and $2.9 million was recorded in accrued impairment costs as of
March 31, 2004.  During the quarter ended June 30, 2004 the Company recorded $.05 million of additional restructuring charges for associate-related termination cost.  The following table shows the balances that were accrued for the fiscal year 2004 restructuring plan as well as the changes in those balances during the quarter ended June 30, 2004 (dollars in thousands):

                                                                  Associate-related    Other accruals          Total
                                                                      reserves
                                                                  ------------------ ------------------- ------------------
Fiscal year 2004 restructuring plan amount                        $         3,685    $           300     $         3,985
     Payments                                                              (1,104)                 -              (1,104)
                                                                  ------------------ ------------------- ------------------
March 31, 2004                                                              2,581                300               2,881
     Additional charges                                                       525                  -                 525
     Payments                                                              (2,735)              (300)             (3,035)
                                                                  ------------------ ------------------- ------------------
June 30, 2004                                                     $           371    $             -     $           371
                                                                  ================== =================== ==================

3.       ACQUISITIONS AND INVESTMENTS

On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and Spain from Seat P.G.
for approximately $27.5 million, net of cash acquired.  The acquisition of the Consodata German operation, formerly known as pan-adress, was closed on April 13, 2004 for approximately $5.0 million, net of cash acquired.  The results of operations of the acquired companies are included in the Company's consolidated results beginning on the purchase date.

On January 6, 2004, the Company completed the acquisition of the Claritas Europe group of companies.  The Company paid approximately $28.7 million for the acquisition, net of cash acquired.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1, 2004.

The purchase price allocations for the Consodata and Claritas Europe acquisitions are subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.  In the quarter ending June 30, 2004, net adjustments to increase goodwill were made relating to the Consodata companies, excluding the German operations, of $.8 million and relating to the Claritas Europe companies of $3.5 million.

The following table shows the allocation of Consodata and Claritas Europe purchase prices to assets acquired and liabilities assumed after adjustments and acquisitions made during the quarter ending June 30, 2004 (dollars in thousands):

                                                                                         Consodata           Claritas
                                                                                     ------------------- ------------------
Assets acquired:
Cash                                                                                 $         5,578     $        12,097
Goodwill                                                                                      39,744              32,636
Other Intangible assets                                                                        1,734               8,677
Other current and noncurrent assets                                                           22,154              41,707
                                                                                     ------------------- ------------------
                                                                                              69,210              95,117
Accounts payable, accrued expenses and capital leases assumed                                 31,163              54,347
                                                                                     ------------------- ------------------
Net assets acquired                                                                           38,047              40,770
Less cash acquired                                                                             5,578              12,097
                                                                                     ------------------- ------------------
Net cash paid                                                                        $        32,469     $        28,673
                                                                                     =================== ==================

3.       ACQUISITIONS AND INVESTMENTS (Continued)

Subsequent to June 30, 2004 the Company has made additional payments in the amount of $7.4 million to the former owners of Claritas
Europe, as a result of adjustments to working capital acquired.  In addition, the Company has made a tender offer to the minority shareholders of Consodata France, under which it expects to pay approximately $3.6 million for the minority shareholders interest.
These additional purchase price payments will be allocated to goodwill in the period of payment.

The purchase price for Claritas Europe continues to be subject to adjustment based on the final determination of purchased working capital.

As a result of both the Claritas Europe and Consodata acquisitions, management is executing plans to consolidate certain facilities,eliminate duplicative operations, and terminate or relocate certain associates.  The execution of these plans is not yet complete. In the fiscal year ended March 31, 2004, the Company recorded aggregate accruals in other accrued liabilities of
$15.4 million as of the purchase date of each acquisition for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs.  At March 31, 2004 approximately $0.9 million of these costs had been paid.  During the quarter ended June 30, 2004 the Company recorded additional accruals and adjustments of $6.0 million, partially associated with the April 2004 acquisition of the Consodata German operations, and made payments against the accruals of $1.4 million.  Further development and execution of these integration plans may cause further adjustments to these accruals in the future.  Any future adjustments will result in adjustments to the goodwill recorded for the acquisitions.

The following table shows changes to the integration accrual during the period (dollars in thousands):

                                                                                                               Total
                                                                                                         ------------------
March 31, 2004                                                                                           $        14,535
     Additional accruals                                                                                           5,968
     Payments                                                                                                     (1,380)
                                                                                                         ------------------
June 30, 2004                                                                                            $        19,123
                                                                                                         ==================

4.       OTHER CURRENT AND NONCURRENT ASSETS

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations,net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $12.6 million and $15.5 million at June 30, 2004 and March 31, 2004, respectively.  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

                                                                                         June 30,           March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $2.6 million at June 30, 2004    $         8,240    $         8,271
and $2.7 million at March 31, 2004
Notes receivable from other divestitures, net of allowance for uncollectible note
of $0.9 million at June 30, 2004 and March 31, 2004                                            4,154              4,160
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                            12,394             12,431
     Less current portion                                                                      4,923              5,823
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,471              6,608
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         15,106             16,144
     Less current portion                                                                      7,719              9,722
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,387              6,422
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        14,858    $        13,030
                                                                                     ================== ===================

4.       OTHER CURRENT AND NONCURRENT ASSETS (Continued)

Other noncurrent assets consist of the following (dollars in thousands):

                                                                                         June 30,           March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------

Investments in joint ventures and other investments, net of unrealized gain or       $         8,506    $         8,181
loss on available-for-sale marketable securities
Other, net                                                                                    11,222             11,765
                                                                                     ------------------ -------------------
                                                                                     $        19,728    $        19,946
                                                                                     ================== ===================

5.       GOODWILL

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Impairment exists to the extent that the reporting unit's recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company's most recent annual impairment test during the quarter ended June 30, 2004 indicated that no potential impairment of its goodwill balances exists.

As discussed in note 9 to the condensed consolidated financial statements, during the quarter ended June 30, 2004 the Company changed its organization and, as a result, has changed the presentation of segment information.  The new organization is better able to assess the operational performance and resource allocation between US and International operations.  The balance at March
31, 2004 in the following table has been restated to be consistent with the current quarter presentation.

The changes in the carrying amount of goodwill, by business segment, for the three months ended June 30, 2004 are as follows
(dollars in thousands):

                                                 US Services       International            IT                Total
                                                                    Services and
                                                   and Data             Data            Management
                                              ----------------- -------------------- ------------------ -------------------
Balance at March 31, 2004                     $       126,565    $        82,482     $        73,924    $       282,971
Acquisitions                                                -             13,386                   -             13,386
Change in foreign currency translation
adjustment                                                  -             (1,413)                  -             (1,413)
Adjustment of previously recorded goodwill                  -              4,375                   -              4,375
                                              ----------------- -------------------- ------------------ -------------------
Balance at June 30, 2004                      $       126,565    $        98,830     $        73,924    $       299,319
                                              ================== ==================== ================== ===================

6.       LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (dollars in thousands):

                                                                                         June 30,           March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Convertible subordinated notes due February 2009; interest at 3.75%                  $       175,000    $       175,000
Revolving credit agreement                                                                    19,829             16,203
Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining
terms up to fifteen years                                                                     86,687             79,448
Other debt and long-term liabilities                                                          28,022             21,539
                                                                                     ------------------ -------------------
Total long-term debt and capital leases                                                      309,538            292,190
Less current installments                                                                     51,400             52,863
                                                                                     ------------------ -------------------
Long-term debt, excluding current installments                                       $       258,138    $       239,327
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years; effective         $        59,308    $        62,437
interest rates at approximately 7%
Long-term data license agreement with related party, due over two years; interest
at 6%                                                                                          6,193             12,075
                                                                                     ------------------ -------------------
Total license liabilities                                                                     65,501             74,512
Less current installments                                                                     19,672             20,382
                                                                                     ------------------ -------------------
License liabilities, excluding current installments                                  $        45,829    $        54,130
                                                                                     ================== ===================

The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $150 million through July 2006.  Borrowings under the revolving credit facility of $19.8 million at June 30, 2004 and $16.2 million at
March 31, 2004 bear interest at LIBOR plus 1.5%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by substantially all of the Company's assets.  Weighted average interest rates on the
June 30, 2004 and March 31, 2004 borrowings under the revolving credit facility were 2.69 % and 2.74%, respectively.  Outstanding letters of credit at June 30, 2004 and March 31, 2004 were $2.7 million and $10.0 million, respectively.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2004, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after June 30,
2005, as long-term in the accompanying condensed consolidated financial statements.

7.       STOCKHOLDERS' EQUITY

Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                            For the quarter ended
                                                                                                  June 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Basic earnings per share:
     Numerator - net earnings                                                        $        12,884     $        11,263
     Denominator - weighted-average shares
       outstanding                                                                            86,084              86,442
                                                                                     ------------------- ------------------
         Basic earnings per share                                                    $          0.15     $          0.13
                                                                                     =================== ==================
Diluted earnings per share:
     Numerator:
         Net earnings                                                                $        12,884     $        11,263
         Interest expense on convertible
           debt (net of tax benefit)                                                           1,017               1,026
                                                                                     ------------------- ------------------
                                                                                              13,901              12,289
                                                                                     ------------------- ------------------
     Denominator:
         Weighted-average shares outstanding                                                  86,084              86,442
         Dilutive effect of common stock
           options and warrants, as computed
           under the treasury stock method                                                     3,954               1,603
         Dilutive effect of convertible
           debt, as computed under the
           if-converted method                                                                 9,589               9,589
                                                                                     ------------------- ------------------
                                                                                              99,627              97,634
                                                                                     ------------------- ------------------
         Diluted earnings per share                                                  $          0.14     $          0.13
                                                                                     =================== ==================

At June 30, 2004, the Company had options and warrants outstanding providing for the purchase of approximately 19.5 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                                                            For the quarter ended
                                                                                                  June 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Excluded number of shares under options and                                                4,907              13,607
warrants
Range of exercise prices                                                              $23.63 - $62.06     $14.82 - $62.06
                                                                                     =================== ==================

7.       STOCKHOLDERS' EQUITY (Continued)

The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized by the Company in the accompanying consolidated statements of operations for any of the fixed stock options granted.  Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by
Statement of Financial Accounting Standards ("SFAS") No. 123, as amended, the Company's net earnings would have been reduced to the following unaudited pro forma amounts for the periods indicated (dollars in thousands, except per share amounts):

                                                                                                  For the quarter ended
                                                                                                        June 30,
                                                                                              -----------------------------
                                                                                                  2004           2003
                                                                                              -------------- --------------
Net earnings , as reported                                                                    $   12,884     $   11,263
Less: stock-based employee compensation expense under fair
value based method, net of income tax benefit                                                      3,461          2,976
                                                                                              -------------- --------------
Pro forma net earnings                                                                        $    9,423     $    8,287
                                                                                              ============== ==============
Earnings  per share:
     Basic - as reported                                                                      $      0.15    $      0.13
                                                                                              ============== ==============
     Basic - pro forma                                                                        $      0.11    $      0.10
                                                                                              ============== ==============
     Diluted - as reported                                                                    $      0.14    $      0.13
                                                                                              ============== ==============
     Diluted - pro forma                                                                      $      0.11    $      0.09
                                                                                              ============== ==============

The per-share weighted-average fair value of stock options granted during the three months ended June 30, 2004 was $11.26 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1%;
risk-free interest rate of 4.78%; expected option life of 10 years and expected volatility of 34%.

8.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.5 million and $6.3 million, respectively, at June 30, 2004 and at March 31, 2004.

9.       SEGMENT INFORMATION

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  As discussed in note 3 to the condensed consolidated financial statements, acquisitions closed primarily in the fourth quarter of the fiscal year ended March 31, 2004, significantly increased the Company's International operations.  This increase accentuated different economic environments, market maturity and operational needs of the International operations while reducing differentiation between the existing Services segment and the Data and Software Products segment.  In the quarter ended June 30, 2004, the Company changed its organization and, as a result, has changed the presentation of segment information.  The new organization is better able to assess the operational performance and resource allocation between US and
International operations.  The IT Management segment was not impacted by this change.  Segment information for prior periods has been restated to conform to the current quarter presentation.

The Company's business segments consist of US Services and Data, International Services and Data and IT Management.  The Services
and Data segments for both the US and International segments substantially consist of consulting, database and data warehousing, list processing services, the Company's data content and software products.  IT Management includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.  Currently, certain

9.       SEGMENT INFORMATION (Continued)

information technology outsourcing and facilities management revenue is accounted for in both the IT Management segment and the US
Services and Data segment where the client is billed.  These revenues are eliminated in consolidation.

Substantially all of the nonrecurring and impairment charges incurred by the Company and discussed in note 2 to the condensed consolidated financial statements have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges.  The following tables present information by business segment (dollars in thousands):

                                                                                            For the quarter ended
                                                                                                  June 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Revenue:
     US Services and Data                                                            $       174,216     $       162,110
     International Services and Data                                                          53,442              13,583
     IT Management                                                                            64,017              61,945
     Intercompany eliminations                                                                (2,681)               (956)
                                                                                     ------------------- ------------------
         Total revenue                                                               $       288,994     $       236,682
                                                                                     =================== ==================

Income  from operations:
     US Services and Data                                                            $        16,834     $         8,930
     International Services and Data                                                           2,807                 (62)
     IT Management                                                                             5,752               1,524
     Intercompany eliminations                                                                  (296)               (165)
     Corporate and other                                                                         344               1,007
                                                                                     ------------------- ------------------
         Income from operations                                                      $        25,441     $        11,234
                                                                                     =================== ==================

In the following two tables segment Revenue and Income from operations for the indicated periods have been restated to conform with the current quarter presentation:

                                                  ------------ --------------- ------------- ------------- -----------------
                                                     First         Second         Third          Fourth          Total
                                                quarter ended   quarter ended  quarter ended   quarter ended  fiscal year
                                                   June 30,     September 30,   December 31,    March 31,       March 31,
                                                     2003         2003             2003           2004            2004
                                                  ------------ -------------- --------------- ------------- -----------------
Revenue:
     US Services and Data                         $  162,110    $  169,031    $  176,151    $  181,351    $      688,643
     International Services and Data                  13,583        15,037        15,547        39,866            84,033
     IT Management                                    61,945        60,967        66,323        62,227           251,462
     Intercompany eliminations                          (956)       (3,939)       (2,814)       (5,607)          (13,316)
                                                  ------------ -------------- --------------- ------------- -----------------
         Total revenue                            $  236,682    $  241,096    $  255,207    $  277,837    $    1,010,822
                                                  ============ ============== =============== ============= =================

Income  from operations:
     US Services and Data                         $    8,930    $   18,295    $   31,448    $   14,590    $        73,263
     International Services and Data                     (62)          603           531         1,551              2,623
     IT Management                                     1,524         4,028         8,770         2,455             16,777
     Intercompany eliminations                          (165)         (209)         (815)         (584)            (1,773)
     Corporate and other                               1,007            (1)       (2,599)        3,987              2,394
                                                  ------------- -------------- -------------- ------------- ----------------
         Income from operations                   $   11,234    $   22,716    $   37,335    $   21,999    $        93,284
                                                  ============= ============== ============== ============= =================

9.       SEGMENT INFORMATION (Continued)

                                                  ------------ -------------- -------------- ------------- -----------------
                                                     First        Second         Third          Fourth          Total
                                                 quarter ended  quarter ended quarter ended  quarter ended      ended
                                                    June 30,    September 30,  December 31,    March 31,       March 31,
                                                      2002         2002            2002        2003              2003
                                                  ------------ -------------- --------------- ------------- ---------------
Revenue:
     US Services and Data                         $  156,293    $  163,760    $  176,969    $  163,642    $       660,664
     International Services and Data                  12,369        14,427        14,928        13,830             55,554
     IT Management                                    57,147        57,612        66,598        62,392            243,749
     Intercompany eliminations                          (403)         (403)         (534)         (405)            (1,745)
                                                  ------------- ------------- --------------- ------------- ---------------
         Total revenue                            $  225,406    $  235,396    $  257,961    $  239,459    $       958,222
                                                  ============= ============= =============== ============= ================

Income  from operations:
     US Services and Data                         $   20,512    $   25,046    $   27,301    $   17,135    $        89,994
     International Services and Data                     178           143           530        (1,296)              (445)
     IT Management                                     1,072         2,386         3,976        (3,009)             4,425
     Intercompany eliminations                           (74)           60           (70)          116                 32
     Corporate and other                                   -             -             -       (38,931)           (38,931)
                                                  ------------- ------------- -------------- ------------- -----------------
         Income  from operations                  $   21,688    $   27,635    $   31,737    $  (25,985)   $        55,075
                                                  ============= ============= ============== ============= =================

10.      COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $2.1 million at June 30, 2004 and $2.9 million at March 31, 2004.  Total comprehensive income was $12.1 million and $13.6 million for the quarters ended June 30, 2004 and 2003 respectively.

11.      COMMITMENTS AND CONTINGENCIES

In early August 2003 management determined that the Company had experienced unlawful security breaches of its file transfer protocol ("FTP") server.  Unauthorized access to certain files occurred as a result of information being exchanged between the
Company and a number of clients via the FTP server.  Acxiom was among several companies whose security was breached.  Law enforcement authorities have arrested and charged a former employee of one of Acxiom's clients.  That person eventually pled guilty to various computer crimes and is currently incarcerated.  As a result of that investigation a second set of unauthorized intrusions of the same FTP server was discovered.  Those intrusions were traced to another company, Snipermail.com, Inc. of Boca
Raton, Florida.  On July 21, 2004 a 144-count Federal indictment was issued against the former leader of that company.  Six other persons formerly associated with Snipermail have agreed to cooperate with the government and have entered into agreements with the government.

In both sets of intrusions only FTP files on a server located outside of the Company's firewall were compromised and not all FTP files nor all clients were affected.  No internal systems or databases were accessed, and there was no breach that penetrated the
Acxiom security firewall.  Based on the facts known to management, the Company does not believe that there is any risk of harm to individuals, and the Company does not expect any material adverse effect from this incident. The investigating government agencies have publicly stated that there is no evidence to indicate that consumers were subjected to any instances of harm as a result of these incidents.  The United States Department of Justice has complimented the Company on how we responded to the incidents and worked cooperatively with the government.

The Company has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  The Company initiated a comprehensive review of its systems and procedures to guard against similar incidents in the future. Management is continuing to implement improvements to the security systems, practices and procedures.

11.      COMMITMENTS AND CONTINGENCIES (Continued)

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

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $213.3 million and the Company has a future commitment for lease payments of $35.4 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased
Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $10.9 million at June 30, 2004.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.7 million at June 30,
2004.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At June 30, 2004, the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.5 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation ("Acxiom" or "the Company") integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world.  The core components of Acxiom's innovative solutions are customer data integration technology ("CDI"), data, database services, information technology ("IT")
outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States ("US") and Europe, and in Australia and Japan.

As a result of the Company's increased international presence and to better enable assessment of operational performance and resource allocation between US and International operations, in the quarter ended June 30, 2004 the company realigned its Services,
Data and Software Products, and IT Management segments into three operating segments: US Services and Data, International Services and Data, and IT Management.  (See note 9 to the condensed consolidated financial statements.)  The Services and Data segments for both US and International provide data and database services, data integration, consulting and analytic services, data content and software, and customer marketing activities to large corporations in a number of vertical industries.  The IT Management segment provides outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal quarter are identified below.

o   Revenue of $289.0 million, up 22 percent from $236.7 million in the first quarter a year ago.  The net impact of acquisitions and divestitures contributed 13 percentage points of this 22 percentage-point growth in revenue.
o   Income from operations of $25.4 million, an increase of 126 percent compared to $11.2 million in the first quarter a year ago.
o   Pre-tax earnings of $20.8 million, an increase of 187 percent compared to $7.2 million in the first quarter a year ago.
o   Diluted earnings per share of $.14, up 8 percent from $.13 the year before.  Last year's first-quarter net earnings benefited from an income tax adjustment of $6.7 million ($.07 per share).
o   Operating cash flow of $34.7 million and free cash flow of $19.2 million.  The free cash flow of $19.2 million is a non-GAAP financial measure and a reconciliation to the comparable GAAP measure, operating cash flow, is provided below in the discussion of Capital Resources and Liquidity - Working Capital and Cash Flow.
o   New contracts that are expected to deliver $17 million in annual revenue and renewals that are expected to deliver a total of $10 million in annual revenue.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2004.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital
Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

                                                                                           For the quarter ended
                                                                                                 June 30,
                                                                               -------------------------------------------
                                                                                   2004           2003         % Change
                                                                               ------------- -------------- --------------
Revenue
     Services                                                                  $      207.9   $      192.5     +     8.0%
     Data                                                                              81.1           44.2     +    83.7
                                                                               ------------- -------------- --------------
                                                                               $      289.0   $      236.7     +    22.1%
Total operating costs and expenses                                                    263.6          225.5     +    16.9
Income  from operations                                                                25.4           11.2     +   126.5
Diluted earnings  per share                                                            0.14           0.13     +     7.7
                                                                               ============= ============== ==============

Revenues
For the quarter ended June 30, 2004, the Company's revenue was $289.0 million, compared to revenue of $236.7 million in the quarter ended June 30, 2003, reflecting an increase of $52.3 million or 22.1%.  Acquisitions, net of divestitures, contributed 13.5% of this
22.1% increase.  Services revenue increased $15.3 million, or 8.0%, while data revenue increased $37.0 million, or 83.7%.  The acquisitions of Claritas Europe and Consodata increased total revenue $36.2 million in the quarter ended June 30, 2004 and contributed 69.3% of the total increase in revenue for the quarter or 15.3% of the 22.1% increase. During the quarter ended June 30,
2004 new contracts were signed which are expected to contribute annual revenue of $17.5 million and contract renewals are expected to generate an additional $10.6 million in annual revenue. The Company renewed substantially all contracts which came up for renewal during the quarter.

The increase in services revenue is primarily attributable to increases in revenue of $7.8 million from clients in the automotive, security, healthcare, insurance and government industries, as well as an increase in revenue of $4.6 million related to the
Consodata and Claritas Europe acquisitions.  All other industries combined resulted in a net $2.7 million increase.  Increases from acquisitions were offset by decreases from divestitures.  The increase in data revenue is primarily attributable to the acquisitions of Claritas Europe and Consodata, which together contributed $31.6 million of data revenue during the first quarter with additional increases from the InfoBase suite of products, which increased 12%.

The following table shows the Company's revenue by business segment for the quarters ended June 30, 2004 and 2003 (dollars in millions):

                                                                                            For the quarter ended
                                                                                                  June 30,
                                                                               --------------------------------------------
                                                                                   2004           2003         % Change
                                                                               -------------- -------------- --------------
US Services and Data                                                           $      174.2   $      162.1     +     7.5%
International Services and Data                                                        53.4           13.6     +   293.4
IT Management                                                                          64.0           61.9     +     3.3
Intercompany eliminations                                                              (2.6)           (.9)    +   180.4
                                                                               -------------- -------------- --------------
     Total Revenue                                                             $      289.0   $      236.7     +    22.1%
                                                                               ============== ============== ==============

US Services and Data segment revenue for the quarter ended June 30, 2004 increased $12.1 million or 7.5% over the quarter ended June
30, 2003 and includes increases of $11.2 million from clients in the automotive, security, healthcare, insurance and government industries.  All other industries combined resulted in a net $0.9 million increase.

International Services and Data segment revenue for the quarter ended June 30, 2004 increased $39.9 million or 293.4% over the quarter ended June 30, 2003.  The increase is primarily attributable to the acquisitions of Claritas Europe and Consodata, which contributed $36.2 million of revenue during the quarter.  Additionally, the Company's United Kingdom fulfillment operation had an increase in revenue of $2.9 million.

IT Management segment revenue for the quarter ended June 30, 2004 increased $2.1 million or 3.3% over the quarter ended June 30,
2003.  These revenue gains were net of a decrease of $4.0 million due to the disposal of the Company's Los Angeles outsourcing data center operation.

Operating Costs and Expenses
The following table presents the Company's operating costs and expenses for each of the periods reported (dollars in millions):
                                                                                            For the quarter ended
                                                                                                  June 30,
                                                                               --------------------------------------------
                                                                                   2004           2003         % Change
                                                                               -------------- -------------- --------------
Cost of revenue
     Services                                                                  $       163.6   $      158.8    +     3.0%
     Data                                                                               51.8           34.6    +    49.6
                                                                               -------------- -------------- --------------
     Total cost of revenue                                                             215.4          193.4    +    11.4
Selling, general and administrative                                                     48.5           33.1    +    46.8
Gains, losses and nonrecurring items, net                                                (.3)          (1.0)   -    65.9
                                                                               -------------- -------------- --------------
     Total operating costs and expenses                                        $       263.6   $      225.5    +    16.9%
                                                                               ============== ============== ==============

The cost of services for the quarter ended June 30, 2004 of $163.6 million increased $4.8 million or 3.0% over the quarter ended
June 30, 2003.  Cost of services as a percent of Services revenue decreased to 78.7% in the quarter ended June 30, 2004 compared to
82.5% in the quarter ended June 30, 2003.  The cost of services increase included $4.4 million of expense related to the Claritas
Europe and Consodata acquisitions.  Additional cost increases in both the US and Europe were partially offset by a decrease due to the disposal of the Company's Los Angeles outsourcing data center operations.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company's various data products.  The cost of data for the quarter ended June 30, 2004 of $51.8 million increased $17.2 million or 49.6% over the quarter ended June 30, 2003.  Cost of data as a percent of Data revenue was 63.9% and 78.4% in the quarters ended June 30, 2004 and 2003, respectively.  The increase in these costs was primarily attributable to the acquisitions of Claritas Europe and Consodata, which accounted for $14.8 million of the increase.  Additionally, the cost of data to support the revenue from Allstate Insurance Company increased by $2.2 million.

Gross profit margins for services improved to 21.3% in the quarter ended June 30, 2004 which compares with 17.5% for the quarter ended June 30, 2003.  Gross profit margins in the current year benefited from the sale of the Los Angeles outsourcing data center operations that were sold at the end of the first quarter last year, and from a lower amount of equipment sold in the current year.

The gross profit margins for data were 36.1% in the quarter ended June 30, 2004 which compares with 21.6% for the quarter ended June
30, 2003.  The increase in the data gross profit margin reflects improvement in data margins on the Company's US data business and the higher margin data business of the recently acquired operations of Claritas Europe and Consodata.

Consolidated gross profit was 25.5% in the quarter ended June 30, 2004 which compares with 18.3% for the quarter ended June 30,
2003.

Selling, general and administrative expenses for the quarter ended June 30, 2004 of $48.5 million increased $15.5 million or 46.8%
over the quarter ended June 30, 2003.  Selling, general and administrative expense as a percent of total revenue was 16.8% and 14.0%
in the quarters ended June 30, 2004 and 2003, respectively.  The selling, general and administrative increase included $12.8 million of expenses related to the Claritas Europe and Consodata acquisitions.  Additionally, other sales and marketing costs increased by
$2.0 million.

Gains, losses and nonrecurring items for each of the quarters presented are as follows (in millions):

                                                                                                  For the quarter ended
                                                                                                        June 30,
                                                                                              -----------------------------
                                                                                                  2004           2003
                                                                                              -----------------------------
Gain (loss) on divestitures                                                                   $         .1  $       (1.0)
Restructuring plan charges and adjustments                                                              .5           -
Wards recoveries                                                                                       (.9)          -
                                                                                              -----------------------------
     Gains, losses and nonrecurring items, net                                                $       (0.3) $       (1.0)
                                                                                              =============================

Gains, losses and nonrecurring items of $.3 million for the quarter ended June 30, 2004 consisted of a recovery from the Montgomery
Wards bankruptcy offset by restructuring charges and a small loss.  Gains, losses and nonrecurring items of $1.0 million for the quarter ended June 30, 2003 consisted of the gain on disposal of the Company's Los Angeles outsourcing data center operations.

Operating Margins
Operating margins for the quarter ended June 30, 2004 were 8.8% compared to 4.7% for the quarter ended June 30, 2003. The improvement in operating margins reflects higher gross profit margins partially mitigated by higher selling, general and administrative expenses noted above and by a gain on sale in the prior year.

Other Income (Expense), Income Taxes and Other Items
Interest expense for the quarter ended June 30, 2004 increased $.3 million over the quarter ended June 30, 2003, reflecting slightly higher average debt levels.  The Company's weighted-average interest rate on long-term debt was 4.6% at June 30, 2004 and 4.8% at
June 30, 2003.

Other, net of $.4 million for the quarter ended June 30, 2004 decreased $.4 million compared to the quarter ended June 30, 2003.
Other, net for both periods consists primarily of interest income on notes receivable.

The effective tax rate for the quarter ended June 30, 2004 was 38%.  Management expects the effective tax rate for the year ended
March 31, 2005 to also be approximately 38%.  The tax expense for the quarter ended June 30, 2003 was impacted by a $6.7 million release of a liability for previously reserved tax uncertainties due to the completion of an audit by the Internal Revenue Service.

The Company is regularly audited by federal and state tax authorities, which, from time to time, results in proposed assessments and/or adjustments to certain of the Company's tax positions.  As a result of certain tax deductions and exclusions taken by the
Company in recent years for which no specific or clear guidance is included in the Internal Revenue Code and the possibility that the Company's position with respect to these deductions and/or exclusions could be challenged and disallowed by tax authorities, the
Company has established a deferred tax liability to cover its potential exposure from these tax uncertainties.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2004 totaled $7.6 million, compared to a negative $9.8 million at March 31, 2004.  The increase in working capital is due to an increase in accounts receivable and a decrease in deferred revenue offset by an increase in accounts payable and accrued expenses.  Cash provided by operating activities was $34.7 million in the first quarter of 2004 as compared to
$48.1 million in the first quarter of 2003.  The impact of net changes in operating assets and liabilities decreased in the quarter ended June 30, 2004 by $41.7 million compared to the impact in the prior year primarily as a result of increases in accounts receivable in the current year compared to a decrease in the prior year. The increase in accounts receivable in the current year was due to strong collections at March 31, 2004 and lower than expected collections at the end of the June 30, 2004 quarter. The Company has not changed collection policies or payment terms on contracts.

Accounts receivable days sales outstanding ("DSO") was 73 days at June 30, 2004 and 70 days at March 31, 2004 and is calculated as follows (dollars in thousands):

                                                                                         June 30,           March 31,
                                                                                           2004               2004
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       231,488    $       212,387
Denominator:
     Quarter revenue                                                                         288,994            277,837
     Number of days in quarter                                                                    91                 91
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,176    $         3,053
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            73                 70
                                                                                     ================== ===================

Investing activities used $20.8 million in the quarter ended June 30, 2004 compared to $9.6 million in the prior year's first quarter.  Investing activities in the quarter ended June 30, 2004 included capitalized software development costs of $4.1 million compared to $6.3 million in the quarter ended June 30, 2003.  Cost deferrals were $9.6 million in the quarter ended June 30, 2004 compared to $6.0 million in the quarter ended June 30, 2003.  Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as capitalization of costs related to data acquisition, increased $3.6 million in fiscal 2005 primarily due to increases related to capitalization of data.

Investing activities in the quarter ended June 30, 2004 reflected net cash paid for acquisitions of $5.6 million related to the acquisition in April 2004 of the Consodata German operations.  Investing activities in the quarter ended June 30, 2003 reflected the receipt of $7.7 million of proceeds from the disposition of operations, which included $6.7 million related to the sale of the
Company's Los Angeles outsourcing data center operation and $1.0 million collections on a note from the sale of the DMI operation in a prior year, and $1.2 million cash received from the Company's health care joint venture, which had been liquidated.  Investing activities in the quarter ended June 30, 2003 also included an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.  Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($8.3 million at June 30, 2004).

As shown below, the Company generated operating cash flow of $34.7 million and free cash flow of $19.2 million in the quarter ended
June 30, 2004 as compared to $48.1 and $34.7 million of operating cash flow and free cash flow, respectively, in  the quarter ended
June 30, 2003 (in thousands):

                                                                                         June 30,            June 30,
                                                                                           2004                2003
                                                                                     ------------------ -------------------
Operating cash flow                                                                  $        34,714    $        48,125
Proceeds from the disposition of assets                                                            -                506
Capitalized software development costs                                                        (4,107)            (6,335)
Capital expenditures                                                                          (1,823)            (1,588)
Deferral of costs                                                                             (9,610)            (6,026)
                                                                                     ------------------ -------------------
     Free cash flow                                                                  $        19,174    $        34,682
                                                                                     ================== ===================

Free cash flow is not a generally accepted accounting principle ("GAAP") financial measure.  A "non-GAAP financial measure" is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes)

amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with
GAAP in the Company's condensed consolidated financial statements.  The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.  The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

Financing activities in the quarter ended June 30, 2004 used $16.7 million as compared to $39.3 million in the quarter ending June
30, 2003 primarily due to reduced levels of treasury stock acquisition. Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $19.3 million during the current period compared to $2.9 million in the quarter ended June
30, 2003. The Company also paid a quarterly dividend of $0.04 per share during the first quarter of 2005.

The Company also incurred long-term obligations through non-cash investing and financing activities during the quarter ended June
30, 2004 of $20.5 million for the acquisition of property and equipment under capital leases to service customers, $6.8 million for the construction of assets under construction loans, and $2.7 million for software licenses acquired under software obligations.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock, for possible future acquisitions and for payments of dividends.

Credit and Debt Facilities
The Company had available credit lines of $150 million of which $19.8 million was outstanding at June 30, 2004 compared to $16.2 million at March 31, 2004.  The Company's debt-to-capital ratio, as calculated below, was 33% at both June 30, 2004 and March 31,
2004 (dollars in thousands).

                                                                                         June 30,           March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       303,967    $       293,457
                                                                                     ------------------ -------------------
Denominator:
     Long-term obligations, net of current installments                                      303,967            293,457
     Stockholders' equity                                                                    604,179            587,216
                                                                                     ------------------ -------------------
                                                                                     $       908,146    $       880,673
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             33%                33%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $71.1 million and $73.2 million at June 30, 2004 and March 31, 2004, respectively.

Included in long-term obligations at June 30, 2004 and at March 31, 2004 are the Company's 3.75% convertible notes ("3.75% Notes")
in the amount of $175 million.  The conversion price for the 3.75% Notes is $18.25 per share.  If the Company's common stock price remains above the conversion price, the 3.75% Notes may be converted to equity.

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
Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $10.9 million at June 30, 2004.
Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $213.3 million, and as of June 30, 2004 the Company has a future commitment for lease payments of $35.4 million over the next ten years.

The Company is near completion of a new 97,000 sq. ft. office building and data center in Phoenix, Arizona. Total construction costs of this facility are expected to be approximately $15 million to $16 million and construction is expected to be completed in the fall of 2004. The Company also has begun construction on an additional 30,000 sq. ft data center in Little Rock, Arkansas and it is expected to be completed in late fiscal 2005. Total construction cost of this facility is expected to be $14 million to $15 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  Additionally, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at June 30, 2004 was $5.5 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $2.7 million at June 30, 2004 and $10.0 million at March 31, 2004.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at June 30, 2004 (dollars in thousands).
The column for 2005 represents the nine months ending March 31, 2005.  All other columns represent fiscal years ending March 31.

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009      Thereafter      Total
                               -------------------------- ------------ ------------ ------------ ------------ -------------
Long-term obligations
  Capital lease
    obligations                 $   29,691   $   23,250    $   15,005   $    4,176   $    1,916   $   12,649   $   86,687
  Software and data
    license liabilities             11,252       19,784        13,877       13,656        6,932            -       65,501
  Other long-term debt              16,590        1,587        20,586          757      183,331            -      222,851
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
  Total long-term
    obligations                     57,533       44,621        49,468       18,589      192,179       12,649      375,039
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Operating lease and software
license obligations
  Synthetic aircraft
    leases                           2,267        3,022         3,022        3,022        3,022       11,389       25,744
  Synthetic equipment
    and furniture leases             6,150        2,644           607          253            -            -        9,654
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
  Total synthetic
    operating leases                 8,417        5,666         3,629        3,275        3,022       11,389       35,398
  Equipment operating
    leases                          14,767       11,052         4,052          656           83            -       30,610
  Building operating
    leases                          12,566       15,399        14,352       12,606       10,655       59,384      124,962
  Partnerships
    building leases                  1,593        2,123         2,134        2,144        2,155           43       10,192
  Related party
    aircraft lease                     677          902           376            -            -            -        1,955
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
      Total operating
        lease payments              38,020       35,142        24,543       18,681       15,915       70,816      203,117
  Operating software
    license obligations              7,227        4,995         3,561        3,515        3,515        3,515       26,328
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
      Total operating
        lease and software
        license obligations         45,247       40,137        28,104       22,196       19,430       74,331      229,445
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total contractual cash
obligations                     $  102,780    $   84,758    $   77,572   $   40,785   $  211,609   $   86,980   $  604,484
                               ============ ============= ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               ------------ -------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Purchase commitments
  on synthetic
  aircraft leases               $       -    $        -    $        -   $        -   $        -   $   18,397   $   18,397
Purchase commitments
  on synthetic
  equipment and furniture
  leases                               388        3,558           464        1,626            -            -        6,036
Other purchase
  commitments                       72,468       23,412        17,762       12,681            5            -      126,328
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total purchase commitments      $   72,856   $   26,970    $   18,226   $   14,307   $        5   $   18,397   $  150,761
                               ============ ============= ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance
(approximately $3.7 million at June 30, 2004) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2004 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         4,278

Residual value guarantee on synthetic aircraft lease                                                              6,639

Residual value guarantee on related party aircraft lease                                                          3,683

Guarantees on certain partnership and other loans                                                                 5,549

Outstanding letters of credit                                                                                     2,693

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

Acquisitions and Divestitures
On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and Spain, from Turin-
based Seat P.G., one of the world's leading multi-platform directories companies.  The acquisition of the Consodata German operation was completed on April 13, 2004.  Both acquisitions were accounted for as purchases.  The total net consideration was approximately
$32.5 million, net of cash acquired.  The acquired Consodata companies are expected to add approximately $63 million to $69 million to the Company's revenue for fiscal 2005, which began April 1, 2004.

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.
The acquisition is accounted for as a purchase and was effective January 1, 2004.  Management believes this acquisition, along with the Consodata acquisition noted above, will provide the Company with significant European data assets that will be complementary to the Company's service offerings and will give the Company an expanded presence in Europe.  The Company paid approximately $28.7 million for the acquisition, net of cash acquired, which includes offices in England, France, The Netherlands, Germany, Spain,
Portugal and Poland.  The acquired Claritas companies are expected to add approximately $100 million in annual revenue in fiscal
2005.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1,
2004. (See note 3 to the condensed consolidated financial statements.)

Subsequent to June 30, 2004 the Company has made additional payments in the amount of $7.4 million to the former owners of Claritas
Europe as a result of adjustments to working capital acquired.  The purchase price for Claritas Europe continues to be subject to adjustment based on the final determination of purchased working capital.  In addition, the Company has made a tender offer to the minority shareholders of Consodata France, under which it expects to pay approximately $3.6 million for the minority shareholders interest.  These additional purchase price payments will be allocated to goodwill in the period of payment.

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
Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by
TransUnion to be elected to Acxiom's board of directors.  While these undertakings by Acxiom are in effect until the end of the current term of the agreement, which expires in August 2005, Acxiom has been notified that TransUnion does not presently intend to designate another individual to serve as director.  Acxiom and TransUnion amended the data center management agreement on October 1,
2002, expanding its scope to encompass TransUnion's client/server, network and communications infrastructure.  This amendment runs concurrent with the current term of the data center management agreement.  In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services. Acxiom recorded revenue from TransUnion of $17.9 million for the quarter ended June 30, 2004 and $17.3 million for the quarter ended June 30, 2003.

See note 14 to the consolidated financial statements contained in the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-US Operations

With the acquisitions of the Claritas Europe group of companies and the Consodata acquisition, the Company now has a larger presence in the United Kingdom and France, and a new presence in The Netherlands, Germany, Spain, Portugal and Poland.  Most of the Company's
exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company's revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income .  Exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United
States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Consolidated financial statements in the Company's
2004 annual report include a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements.  In addition, the Management's Discussion and Analysis filed as part of the 2004 annual report contains a discussion of the policies which management has identified as the most critical because they require management's use of complex and/or significant judgments.  The following paragraphs are intended to update that discussion only for the critical accounting policies or estimates which have materially changed since the date of the last annual report.

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

     Many of the Company's database management and IT outsourcing arrangements include the provision of computer servers or other equipment which is used in performing the services under the arrangement.  The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF 01-08, "Determining Whether an Arrangement Contains a Lease."  EITF 01-08
     became effective for new arrangements or modifications to existing arrangements occurring on or after July 1, 2003.  EITF 01-08 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangements. The Company evaluates the provisions of EITF 01-08 to determine first whether the equipment is the subject of a lease.  If the equipment is determined to be the subject of a lease, then the Company must separate the revenue under the arrangement into the amounts related to the leased equipment and the amounts related to the other services to be provided, using management's best estimate of the relative fair values of the lease component and the services component.  The Company then determines whether the implicit lease to the customer is a capital lease or an operating lease. If it is a sales-type capital lease the lease revenue is recognized up front, along with the related cost of sales.  In the case of an operating lease, the revenue is recognized on a straight-line basis over the lease term.

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

     Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but is reviewed annually for impairment under a two-part test.  In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year.  The Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2004.  Accordingly, step two of the goodwill impairment test was not required for fiscal 2005.  Changes in circumstances may require the Company to perform impairment testing on a more frequent basis.  No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company's goodwill balances are impaired.

     In completing step one of the test and making the assessment that no potential impairment of the Company's goodwill existed, management has made a number of estimates and assumptions.  In particular, the growth and discount rates used by management in determining the fair value of each of the Company's reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors.  In performing step one of the impairment analysis, management has used growth rates ranging from 5 percent up to 300 percent for the International segment and 5 percent up to 15 percent for all other segments and used a discount rate of 12 percent for all segments, representing an approximation of the Company's weighted-average cost of capital, which resulted in a sizable excess of fair value over the net assets of each of the Company's reporting units. Assuming the same growth rates, a discount rate of greater than 20 percent would be necessary to indicate potential impairment of at least a portion of the Company's goodwill balances, resulting in the need to proceed to step two of the impairment test.  Assuming the 12 percent discount rate but assuming no growth for the US segments and only 3 percent growth for the International segment would also not indicate impairment.  Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142. However, should a determination be made that such aggregation of some or all of the Company's reporting units is not appropriate, the results of step one of the goodwill impairment test might indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

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
o        the other risks described under the caption "Risk Factors" in the "Business" section of the Company's Annual Report on Form
         10-K; and
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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both June 30, 2004 and March 31, 2004, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

As noted in note 3 to the condensed, consolidated financial statements, the Company completed the acquisition of Claritas Europe in
January 2004 and Consodata in March and April, 2004. As a result of these acquisitions, the Company now has a larger presence in the
United Kingdom and France and new presence in The Netherlands, Germany, Spain, Portugal and Poland.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom's future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

                                                             Total Number of Shares      Maximum Number (or Approximate
                             Total Number   Average Price     Purchased as Part of      Dollar Value) of Shares that May
                              of Shares        Paid         Publicly Announced Plans    Yet Be Purchased Under the Plans
               Period         Purchased     Per Share            or Programs                     or Programs
         ------------------ ------------ ----------------- -------------------------- ------------------------------------
         4/1/01 -- 4/30/04      147,500    $        23.29           147,500                          $    30,359,866
         5/1/04 -- 5/31/04      330,000             22.84          330,000                                22,823,176
         6/1/04 -- 6/30/04            -              -                   -                                22,823,176
                            ------------ ----------------- -------------------------- ------------------------------------
               Total            477,500    $       22.98           477,500                           $    22,823,176
                            ============================== ========================== ====================================

         The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on October 30,
         2002, at which time the Board authorized the repurchase of up to $50 million worth of shares of Acxiom's Common Stock.  On
         February 5, 2003 the Board increased the cap to $75 million; on May 21, 2003 the Board increased the cap to $125 million;
         and on May 26, 2004 the Board increased the cap to $200 million, subject to lender approvals.  Lender approval currently limits repurchases to $125 million, which is the amount used in the table above to calculate the value of stock that may yet be purchased.  The repurchase program has no designated expiration date.

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

         (b)      Reports on Form 8-K

                  A report was furnished on May 12, 2004, which reported the results of the Company's financial performance for the fourth quarter and fiscal year ending March 31, 2004.

                  A report was furnished on June 23, 2004, which reported reclassifications of the Company's statement of operations format to provide consolidated revenue along with revenue and cost of revenue for services and data. Such reclassifications had no effect on net earnings as previously reported in the Company's 10-K filed on June 14,
                  2004.

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

                                                          Acxiom Corporation

Dated:  August 6, 2004

                                                        By:  /s/  Jefferson D. Stalnaker
                                                           ---------------------------------------
                                                              (Signature)
                                                              Jefferson D. Stalnaker
                                                              Company Financial Operations Leader
                                                              (principal financial and accounting officer)

