Form 10-Q
period 2004-09-30
ACXIOM CORP
filed 2004-11-08
CIK 733269

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended September 30, 2004

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

                                                  Yes [X] No [ ]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 1, 2004 was
86,287,525.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                                       INDEX
                                                REPORT ON FORM 10-Q
                                                September 30, 2004

Part I.  Financial Information                                                                                 Page No.
     Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 2004 and March 31, 2004 (Unaudited) .......        3
     Condensed Consolidated Statements of Earnings for the Three Months ended
       September 30, 2004 and 2003 (Unaudited) ...........................................................        4
     Condensed Consolidated Statements of Earnings for the Six Months ended
       September 30, 2004 and 2003 (Unaudited) ...........................................................        5
     Condensed Consolidated Statements of Cash Flows for the Six Months ended
       September 30, 2004 and 2003 (Unaudited)............................................................      6 - 7
     Notes to the Condensed Consolidated Financial Statements (Unaudited):
1.       Basis of presentation and summary of significant accounting principles...........................        8
2.       Restructuring, impairment and other charges......................................................        8
3.       Acquisitions and investments.....................................................................      9 - 10

7.       Stockholders' equity.............................................................................     13 - 14
8.       Allowance for doubtful accounts..................................................................        14
9.       Segment information..............................................................................     14 - 15
10.      Comprehensive income ............................................................................        15
11.      Commitments and contingencies....................................................................     15 - 16
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation........     17 - 32
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................        33
     Item 4.  Controls and Procedures.....................................................................        33
Part II.  Other Information

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                       September 30,         March 31,
                                                                                            2004               2004
                                                                                     ------------------- ------------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                       $        10,140     $        14,355
     Trade accounts receivable, net                                                          236,862             212,387
     Deferred income taxes                                                                    14,288              14,032
     Refundable income taxes                                                                     915               2,280
     Other current assets                                                                     48,136              43,272
                                                                                     ------------------- ------------------
         Total current assets                                                                310,341             286,326
Property and equipment, net of accumulated depreciation and amortization                     292,878             267,088
Software, net of accumulated amortization                                                     60,214              64,553
Goodwill                                                                                     312,168             282,971
Purchased software licenses, net of accumulated amortization                                 152,206             157,217
Unbilled and notes receivable, excluding current portions                                     15,675              13,030
Deferred costs, net                                                                           84,210              88,096
Data acquisition costs, net                                                                   45,009              36,557
Other assets, net                                                                             13,273              19,946
                                                                                     ------------------- ------------------
                                                                                     $     1,285,974     $     1,215,784
                                                                                     =================== ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations                                   $        79,585     $        73,245
     Trade accounts payable                                                                   50,778              41,527
     Accrued expenses:
         Restructuring                                                                           190               2,881
         Payroll                                                                              23,791              23,979
         Other                                                                                70,902              63,411
     Deferred revenue                                                                         86,053              91,060
                                                                                     ------------------- ------------------
                                                                                     ------------------- ------------------
         Total current liabilities                                                           311,299             296,103
                                                                                     ------------------- ------------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                          265,830             239,327
     Software and data licenses, net of current installments                                  41,268              54,130
                                                                                     ------------------- ------------------
         Total long-term obligations                                                         307,098             293,457
                                                                                     ------------------- ------------------
Deferred income taxes                                                                         58,892              39,008
Commitments and contingencies (note 11)
Stockholders' equity:
     Common stock                                                                              9,352               9,226
     Additional paid-in capital                                                              384,615             361,256
     Retained earnings                                                                       332,972             308,487
     Accumulated other comprehensive income                                                    3,608               2,940
     Treasury stock, at cost                                                                (121,862)            (94,693)
                                                                                     ------------------- ------------------
         Total stockholders' equity                                                          608,685             587,216
                                                                                     ------------------- ------------------
                                                                                     $     1,285,974     $     1,215,784
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

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                         For the Three Months ended
                                                                                               September 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       220,072     $       190,098
     Data                                                                                     79,037              50,998
                                                                                     ------------------- ------------------
         Total revenue                                                                       299,109             241,096
Operating costs and expenses:
     Cost of revenue:
         Services                                                                            168,950             154,429
         Data                                                                                 49,768              36,556
                                                                                     ------------------- ------------------
         Total cost of revenue                                                               218,718             190,985
     Selling, general and administrative                                                      46,020              27,395
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  264,738             218,380
                                                                                     ------------------- ------------------
Income from operations                                                                        34,371              22,716
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                         (4,743)             (4,889)
     Other, net                                                                                  205                 121
                                                                                     ------------------- ------------------
Total other income (expense)                                                                  (4,538)             (4,768)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  29,833              17,948
Income taxes                                                                                  11,337               6,731
                                                                                     ------------------- ------------------
         Net earnings                                                                $        18,496     $        11,217
                                                                                     =================== ==================

Earnings per share:
     Basic                                                                           $          0.22     $          0.13
                                                                                     =================== ==================
     Diluted                                                                         $          0.20     $          0.13
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

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                          For the Six Months ended
                                                                                               September 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       427,919     $       382,612
     Data                                                                                    160,184              95,166
                                                                                     ------------------- ------------------
         Total revenue                                                                       588,103             477,778
Operating costs and expenses:
     Cost of revenue:
         Services                                                                            332,499             313,184
         Data                                                                                101,587              71,193
                                                                                     ------------------- ------------------
         Total cost of revenue                                                               434,086             384,377
     Selling, general and administrative                                                      94,549              60,459
     Gains, losses and nonrecurring items, net                                                  (344)             (1,008)
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  528,291             443,828
                                                                                     ------------------- ------------------
Income from operations                                                                        59,812              33,950
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                         (9,813)             (9,654)
     Other, net                                                                                  614                 886
                                                                                     ------------------- ------------------
Total other income (expense)                                                                  (9,199)             (8,768)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  50,613              25,182
Income taxes                                                                                  19,233               2,702
                                                                                     ------------------- ------------------
         Net earnings                                                                $        31,380     $        22,480
                                                                                     =================== ==================

Earnings per share:
     Basic                                                                           $          0.36     $          0.26
                                                                                     =================== ==================
     Diluted                                                                         $          0.34     $          0.25
                                                                                     =================== ==================

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                          For the Six Months ended
                                                                                               September 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Cash flows from operating activities:
     Net earnings                                                                    $        31,380     $        22,480
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and impairment of long-lived assets                       89,099              71,036
         Gain on disposal of assets, net                                                           -              (1,008)
         Deferred income taxes                                                                19,548              (6,742)
         Changes in operating assets and liabilities:
              Accounts receivable                                                            (26,149)              4,810
              Other assets                                                                    (8,446)              8,827
              Accounts payable and other liabilities                                          (6,285)               (815)
              Restructuring and impairment costs                                              (2,691)               (554)
                                                                                     ------------------- ------------------
                  Net cash provided by operating activities                                   96,456              98,034
                                                                                     ------------------- ------------------

Cash flows from investing activities:
     Proceeds received from the disposition of operations                                          -               7,684
     Proceeds received from the disposition of assets                                              -                 698
     Payments received from investments                                                          503               1,360
     Capitalized software development costs                                                   (8,828)            (13,631)
     Capital expenditures                                                                     (6,636)             (4,624)
     Deferral of costs                                                                       (20,723)            (10,032)
     Investments in joint ventures and other investments                                           -              (5,000)
     Net cash paid in acquisitions                                                           (16,741)                  -
                                                                                     ------------------- ------------------
                  Net cash used by investing activities                                      (52,425)            (23,545)
                                                                                     ------------------- ------------------

Cash flows from financing activities:
     Proceeds from debt                                                                       98,129              82,473
     Payments of debt                                                                       (135,609)           (110,888)
     Dividends paid                                                                           (6,895)                  -
     Sale of common stock                                                                     23,671               6,709
     Acquisition of treasury stock                                                           (27,368)            (54,697)
                                                                                     ------------------- ------------------
                  Net cash used by financing activities                                      (48,072)            (76,403)
                                                                                     ------------------- ------------------
Effect of exchange rate changes on cash                                                         (174)                 72
                                                                                     ------------------- ------------------
Net decrease in cash and cash equivalents                                                     (4,215)             (1,842)
Cash and cash equivalents at beginning of period                                              14,355               5,491
                                                                                     ------------------- ------------------

Cash and cash equivalents at end of period                                           $        10,140     $         3,649
                                                                                     =================== ==================

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                          For the Six Months ended
                                                                                               September 30,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------

Supplemental cash flow information:
     Cash paid (received) during the period for:
         Interest                                                                    $         9,888     $        10,302
         Income taxes                                                                            497              (1,556)
     Noncash investing and financing activities:
         Acquisition of land in exchange for debt                                                  -               2,698
         Acquisition of data under long-term obligation                                            -              18,340
         Software licenses acquired under software obligation                                  5,967               9,212
         Acquisition of property and equipment  under capital leases and installment
           payment arrangements                                                               39,070              31,334
         Construction of assets under construction loan                                       13,111               2,610

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

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the prior year's net earnings as previously reported.

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the fourth quarter of fiscal 2004, the Company recorded a charge of $4.0 million in gains, losses and nonrecurring items related to restructuring.  The restructuring charge included $3.7 million for severance and other associate-related charges due to the termination of approximately 230 associates who were terminated on or prior to March 31, 2004.  The remainder of the restructuring charge consisted of $0.3 million related to termination of a lease at one of the Company's locations.  Approximately $1.1 million of the charge had been paid as of March 31, 2004 and $2.9 million was recorded in accrued impairment costs as of March 31, 2004.  During the six months ended September 30, 2004 the Company recorded $0.5 million of additional restructuring charges for associate-related termination cost.  The following table shows the balances that were accrued at March 31, 2004 as well as the changes in those balances during the six months ending  September 30, 2004 (dollars in thousands):

                                                                  Associate-related
                                                                      reserves         Other accruals          Total
                                                                  ------------------ ------------------- ------------------
Balance at March 31, 2004                                         $         2,581    $           300     $         2,881
     Additional charges                                                       525                  -                 525
     Payments                                                              (2,916)              (300)             (3,216)
                                                                  ------------------ ------------------- ------------------
September 30, 2004                                                $           190    $             -     $           190
                                                                  ================== =================== ==================

3.       ACQUISITIONS AND INVESTMENTS

Subsequent to September 30, 2004 the Company acquired ChinaLOOP, a pioneering business intelligence, customer relationship management and data management company.  ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.  ChinaLOOP's clients include a number of China-based and multi-national companies, including Diageo, Financial Times, Nokia, Total, Citroen and Johnson & Johnson.  The purchase price was approximately $7.0 million consisting of $5.5 million paid in cash (net of cash acquired) and warrants with an estimated value of $1.5 million.  The warrants provide for the purchase of 100,000 shares of the Company's stock at a price of $15 on or after November 1, 2007.  Exercise of the warrants is contingent on certain performance criteria of the acquired business.  The warrants also provide the warrant holders with the right to sell the warrant stock back to the Company upon exercise of the warrants on or after November 1, 2009 at a price of $30 per share.  The warrants expire October 24, 2014.  The operations of the acquired business will be included in the Company's operations beginning November 1, 2004.  The acquired company's revenue is currently approximately
$2 million per year.

On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and
Spain from Seat P.G. for approximately $26.9 million, net of cash acquired.  The acquisition of the Consodata
German operation, formerly known as pan-adress, was closed on April 13, 2004 for approximately $5.0 million, net of cash acquired.  The results of operations of the acquired companies are included in the Company's consolidated results beginning on the purchase date.

On January 6, 2004, the Company completed the acquisition of the Claritas Europe group of companies.  The Company paid approximately $28.7 million for the acquisition, net of cash acquired.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1, 2004.

The purchase price allocations for the Consodata and Claritas Europe acquisitions are subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.  In the six months ending September 30, 2004, net adjustments to increase goodwill were made relating to the Consodata companies, excluding the German operations, of $.7 million and relating to the Claritas Europe companies of $3.5 million.

Additionally, during the six months ended September 30, 2004 the Company made additional payments in the amount of $7.4 million to the former owners of Claritas Europe, as a result of the preliminary determination of purchased working capital.  Also, the Company has made a tender offer to the minority shareholders of Consodata
France, under which it has paid approximately $2.8 million for the minority shareholders' interests.  The Company expects to pay up to approximately $1.2 million for the remaining minority shareholders' interests.  In addition, the Company has paid legal and other professional fees related to the two acquisitions of approximately $1.5 million since March 31, 2004.  These additional purchase price payments have been and will be allocated to goodwill in the period of payment.

The purchase price for Claritas Europe continues to be subject to adjustment based on the final determination of purchased working capital.

The following table shows the allocation of Consodata and Claritas Europe purchase prices to assets acquired and liabilities assumed after adjustments and acquisitions made during the six months ending September 30, 2004
(dollars in thousands):

                                                                                         Consodata           Claritas
                                                                                     ------------------- ------------------
Assets acquired:
Cash                                                                                 $         5,578     $        12,097
Goodwill                                                                                      43,353              40,033
Other Intangible assets                                                                        1,734               8,677
Other current and noncurrent assets                                                           22,154              41,707
                                                                                     ------------------- ------------------
                                                                                              72,819             102,514
Accounts payable, accrued expenses and capital leases assumed                                 30,988              54,347
                                                                                     ------------------- ------------------
Net assets acquired                                                                           41,831              48,167
Less cash acquired                                                                             5,578              12,097
                                                                                     ------------------- ------------------
Net cash paid                                                                        $        36,253     $        36,070
                                                                                     =================== ==================

As a result of both the Claritas Europe and Consodata acquisitions, management has executed plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates.  In the fiscal year ended March 31, 2004, the Company recorded aggregate accruals in other accrued expenses of $15.4 million as of the purchase date of each acquisition for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs.
At March 31, 2004 approximately $0.9 million of these costs had been paid.  During the six months ended
September 30, 2004 the Company recorded additional accruals and adjustments of $5.2 million, partially associated with the April 2004 acquisition of the Consodata German operations, and made payments against the accruals of
$4.5 million.  Further development and execution of these integration plans may cause further adjustments to these accruals in the future.  Any future adjustments will result in adjustments to the goodwill recorded for the acquisitions.

The following table shows changes to the integration accrual included in other accrued expenses during the period
(dollars in thousands):

                                                                                                               Total
                                                                                                         ------------------
March 31, 2004                                                                                           $        14,535
     Additional accruals                                                                                           5,173
     Payments                                                                                                     (4,549)
                                                                                                         ------------------
September 30, 2004                                                                                       $        15,159
                                                                                                         ==================

4.       OTHER CURRENT AND NONCURRENT ASSETS

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $11.1 million and $15.5 million at September 30, 2004 and March
31, 2004, respectively.  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).
                                                                                       September 30,        March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $2.5 million at September 30,    $         8,055    $         8,271
    2004 and $2.7 million at March 31, 2004
Notes receivable from other divestitures, net of allowance for uncollectible
   note of $.9 million at September 30, 2004 and March 31, 2004                                3,958              4,160
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                            12,013             12,431
     Less current portion                                                                      3,596              5,823
                                                                                     ------------------ -------------------
         Long-term portion                                                                     8,417              6,608
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         14,795             16,144
     Less current portion                                                                      7,537              9,722
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,258              6,422
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        15,675    $        13,030
                                                                                     ================== ===================

Other noncurrent assets consist of the following (dollars in thousands):
                                                                                       September 30,        March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Investments in joint ventures and other investments, net of unrealized               $         7,837    $         8,181
   gain or loss on available-for-sale marketable securities
Other, net                                                                                     5,436             11,765
                                                                                     ------------------ -------------------
                                                                                     $        13,273    $        19,946
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

As discussed in note 9 to the condensed consolidated financial statements, during the quarter ended June 30, 2004 the Company changed its organization and, as a result, has changed the presentation of segment information.  The new organization is better able to assess the operational performance and resource allocation between US and
International operations.  The balance at March 31, 2004 in the following table has been restated to be consistent with the current presentation.

The changes in the carrying amount of goodwill, by business segment, for the six months ended September 30, 2004 are as follows (dollars in thousands):

                                                                    International
                                                 US Services        Services and             IT
                                                   and Data             Data            Management            Total
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2004                     $       126,565    $        82,482     $        73,924    $       282,971
Acquisitions                                                -             24,567                   -             24,567
Change in foreign currency translation
adjustment                                                  -                430                   -                430
Adjustment of previously recorded goodwill                  -              4,200                   -              4,200
                                              ------------------ ------------------- ------------------ -------------------
Balance at September 30, 2004                 $       126,565    $       111,679     $        73,924    $       312,168
                                              ================== =================== ================== ===================

6.       LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (dollars in thousands):

                                                                                       September 30,        March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Convertible subordinated notes due February 2009; interest at 3.75%                  $       174,998    $       175,000
Revolving credit agreement                                                                    22,440             16,203
Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%;
   remaining terms up to fifteen years                                                        96,817             79,448
Other debt and long-term liabilities                                                          31,727             21,539
                                                                                     ------------------ -------------------
Total long-term debt and capital leases                                                      325,982            292,190
Less current installments                                                                     60,152             52,863
                                                                                     ------------------ -------------------
Long-term debt, excluding current installments                                       $       265,830    $       239,327
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years;
   effective interest rates at approximately 7%                                      $        54,416    $        62,437
Long-term data license agreement with related party, due over two years;
   interest at 6%                                                                              6,285             12,075
                                                                                     ------------------ -------------------
Total license liabilities                                                                     60,701             74,512
Less current installments                                                                     19,433             20,382
                                                                                     ------------------ -------------------
License liabilities, excluding current installments                                  $        41,268    $        54,130
                                                                                     ================== ===================

The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $150 million through July 2006.  Borrowings under the revolving credit facility of $22.4 million at
September 30, 2004 and $16.2 million at March 31, 2004 bear interest at LIBOR plus 1.5%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by substantially all of the Company's assets.  Weighted average interest rates on the September 30, 2004 and March
31, 2004 borrowings under the revolving credit facility were 3.29% and 2.74%, respectively.  Outstanding letters of credit at September 30, 2004 and March 31, 2004 were $2.7 million and $10.0 million, respectively.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30,
2004, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after September 30, 2005, as long-term in the accompanying condensed consolidated financial statements.

7.       STOCKHOLDERS' EQUITY

Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    For the quarter ended                 For the six months ended
                                                        September 30,                          September 30,
                                               ------------------------------------- --------------------------------------
                                                     2004                2003               2004               2003
                                               ------------------ ------------------ ------------------- ------------------
Basic earnings per share:
     Numerator - net earnings                  $        18,496    $        11,217    $        31,380     $        22,480
     Denominator - weighted-average shares
       outstanding                                      86,010             85,236             86,047              85,839
                                               ------------------ ------------------ ------------------- ------------------
         Basic earnings per share              $          0.22    $          0.13    $          0.36     $          0.26
                                               ================== ================== =================== ==================
Diluted earnings per share:
     Numerator:
         Net earnings                          $        18,496    $        11,217    $        31,380     $        22,480
         Interest expense on convertible
           debt (net of tax benefit)                     1,017              1,026              2,034               2,051
                                               ------------------ ------------------ ------------------- ------------------
                                                        19,513             12,243             33,414              24,531
                                               ------------------ ------------------ ------------------- ------------------
     Denominator:
         Weighted-average shares outstanding            86,010             85,236             86,047              85,839
         Dilutive effect of common stock
           options and warrants, as computed
           under the treasury stock method               3,464              1,937              3,709               1,770
         Dilutive effect of convertible
           debt, as computed under the
           if-converted method                           9,589              9,589              9,589               9,589
                                               ------------------ ------------------ ------------------- ------------------
                                                        99,063             96,762             99,345              97,198
                                               ------------------ ------------------ ------------------- ------------------
         Diluted earnings per share            $          0.20    $          0.13    $          0.34     $          0.25
                                               ================== ================== =================== ==================

At September 30, 2004, the Company had options and warrants outstanding providing for the purchase of approximately 20.3 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                    For the quarter ended                 For the six months ended
                                                        September 30,                          September 30,
                                               ------------------------------------- --------------------------------------
                                                     2004                2003               2004               2003
                                               ------------------ ------------------ ------------------- ------------------
Excluded number of shares under options and          6,578              12,716             6,257              13,162
warrants
Range of exercise prices                        $22.50 - $62.06     $16.35- $62.06    $23.10 - $62.06     $14.82 - $62.06
                                               ================== ================== =================== ==================

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

                                                                   For the quarter ended        For the six months ended
                                                                       September 30,                  September 30,
                                                                ----------------------------- -----------------------------
                                                                    2004           2003           2004           2003
                                                                -------------- -------------- -------------- --------------
Net earnings, as reported                                       $    18,496    $    11,217    $    31,380    $    22,480
Less: stock-based employee compensation expense under fair
value based method, net of income tax benefit                        15,677          3,229         19,138          6,205
                                                                -------------- -------------- -------------- --------------
Pro forma net earnings                                          $     2,819    $     7,988    $    12,242    $    16,275
                                                                ============== ============== ============== ==============
Earnings  per share:

     Basic - as reported                                        $      0.22    $      0.13    $      0.36    $      0.26
                                                                ============== ============== ============== ==============
     Basic - pro forma                                          $      0.03    $      0.09    $      0.14    $      0.19
                                                                ============== ============== ============== ==============
     Diluted - as reported                                      $      0.20    $      0.13    $      0.34    $      0.25
                                                                ============== ============== ============== ==============
     Diluted - pro forma                                        $      0.03    $      0.09    $      0.14    $      0.19
                                                                ============== ============== ============== ==============

During the quarter ended September 30, 2004, the Company's compensation committee voted to vest the unvested 2.1 million options which were out of the money with options prices greater than $22.33.  This action caused the increase in compensation expense noted above under SFAS No. 123 for the quarter ended September 30, 2004.

The per-share weighted-average fair value of stock options granted during the six months ended September 30, 2004 was $10.38 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1%; risk-free interest rate of 4.30%; expected option life of 10 years and expected volatility of 31%.  The per-share weighted-average fair value of stock options granted during the six months ended September 30, 2003 was $10.11 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rate of 4.45%; expected option life of 10 years and expected volatility of 51%.

8.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $6.1 million and $6.3 million, respectively, at September 30, 2004 and at March 31, 2004.

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

                                                    For the quarter ended                 For the six months ended
                                                        September 30,                          September 30,
                                               ------------------------------------- --------------------------------------
                                                     2004               2003                2004               2003
                                               ------------------ ------------------ ------------------- ------------------
Revenue:
     US Services and Data                      $       188,105    $       169,031    $       362,321     $       331,141
     International Services and Data                    47,893             15,037            101,335              28,620
     IT Management                                      69,325             60,967            133,342             122,912
     Intercompany eliminations                          (6,214)            (3,939)            (8,895)             (4,895)
                                               ------------------ ------------------ ------------------- ------------------
         Total revenue                         $       299,109    $       241,096    $       588,103     $       477,778
                                               ================== ================== =================== ==================

Income  from operations:
     US Services and Data                      $        28,300    $        18,295    $        45,133     $        27,225
     International Services and Data                      (607)               603              2,201                 541
     IT Management                                       7,548              4,028             13,300               5,552
     Intercompany eliminations                            (870)              (210)            (1,166)               (376)
     Corporate and other                                     -                  -                344               1,008
                                               ------------------ ------------------ ------------------- ------------------
         Income from operations                $        34,371    $        22,716    $        59,812     $        33,950
                                               ================== ================== =================== ==================

10.      COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $3.6 million at September 30, 2004 and $2.9 million at March 31,
2004.  Total comprehensive income was $20.0 million and $11.2 million for the quarters ended September 30, 2004 and 2003 respectively and  $32.0 million and $24.7 million for the six months ended September 30, 2004 and 2003 respectively

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

In both sets of intrusions only FTP files on a server located outside of the Company's firewall were compromised and not all FTP files nor all clients were affected.  No internal systems or databases were accessed, and there was no breach that penetrated the Acxiom security firewall.  Based on the facts known to management, the Company does not believe that there is any risk of harm to individuals, and the Company does not expect any material adverse effect from this incident. The investigating government agencies have publicly stated that there is no evidence to indicate that consumers were subjected to any instances of harm as a result of these incidents.  The
United States Department of Justice has complimented the Company on its response to the incidents and its cooperation with the government.

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

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was
$214.5 million and the Company has a future commitment for lease payments of $34.0 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $8.8 million at September 30, 2004.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company.
Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.6 million at September 30, 2004.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2004, the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.5 million.

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
The core components of Acxiom's innovative solutions are customer data integration ("CDI") technology and services, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States ("US") and Europe, and in Australia, China and Japan.

The Company is aligned into three operating segments: US Services and Data, International Services and Data, and
IT Management.  (See note 9 to the condensed consolidated financial statements.)  The Services and Data segments for both US and International provide data and database services, data integration, consulting and analytic services, data content and software, and customer marketing activities to large corporations in a number of vertical industries.  The IT Management segment provides outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal quarter are identified below.

o        Revenue of $299.1 million, up 24 percent from $241.1 million in the second quarter a year ago.
         Acquisitions contributed 12 percentage points of this 24 percentage-point growth in revenue.
o        Income from operations of $34.4 million, an increase of 51 percent compared to $22.7 million in the second quarter a year ago.
o        Pre-tax earnings of $29.8 million, an increase of  66 percent compared to $17.9 million in the second quarter a year ago.
o        Diluted earnings per share of $0.20, up 54  percent from $0.13 the year before.
o        For the six months ended September 30, 2004, operating cash flow of $96.5 million and free cash flow of
         $60.3 million.  The free cash flow of $60.3 million is a non-GAAP financial measure and a reconciliation to the comparable GAAP measure, operating cash flow, is provided in the discussion of Capital Resources and Liquidity - Working Capital and Cash Flow.
o        New contracts that are expected to deliver $43 million in annual revenue and renewals that are expected to deliver a total of  $71 million in annual revenue.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2004.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter or the six months ended September 30, 2004.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital
Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

                                             For the quarter ended                        For the six months ended
                                                 September 30                                  September 30,
                                  -------------------------------------------- --------------------------------------------
                                      2004           2003         % Change         2004           2003         % Change
                                  -------------- -------------- -------------- -------------- -------------- --------------
Revenue
     Services                     $      220.1   $      190.1     +    15.8%   $      427.9   $      382.6     +    11.8%
     Data                                 79.0           51.0     +    55.0           160.2           95.2     +    68.3
                                  -------------- -------------- -------------- -------------- -------------- --------------
                                  $      299.1   $      241.1     +    24.1%   $      588.1   $      477.8     +    23.1%
Total operating costs and
   expenses                              264.7          218.4     +    21.2           528.3          443.8     +    19.0
Income  from operations                   34.4           22.7     +    51.3            59.8           34.0     +    76.2
Diluted earnings  per share               0.20           0.13     +    53.8            0.34           0.25     +    36.0
                                  ============== ============== ============== ============== ============== ==============

Revenues
For the quarter ended September 30, 2004, the Company's revenue was $299.1 million, compared to revenue of $241.1 million in the quarter ended September 30, 2003, reflecting an increase of $58.0  million or 24.1%.  The acquisitions of Claritas Europe and Consodata completed in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 contributed 12.0 percentage points of the 24.1% increase while revenue from existing business accounted for the rest of the growth.  Services revenue increased $30.0 million, or 15.8%, while data revenue increased $28.0 million, or 55.0%.  The increase in services revenue is primarily attributable to increases in revenue of $11.2 million from clients in the financial services, media and publishing, automotive and background screening industries, an increase of $8.4 million in IT Management revenue, an increase of $2.5 million in the UK fulfillment operation, and an increase in revenue of $3.1 million related to the Claritas Europe and Consodata acquisitions.  All other industries combined resulted in a net $4.8 million increase.  The industry revenue figures do not include revenue from the European acquisitions, as these revenues are not broken out by industry.
The increase in data revenue is primarily attributable to the acquisitions of Claritas Europe and Consodata, which together contributed $25.9 million of data revenue during the second quarter, with additional increases from the Infobase suite of products and from Allstate Insurance Company.

For the six months ended September 30, 2004, the Company's revenue of $588.1 million, increased $110.3 million, or 23.1%, when compared to revenue of $477.8 million in the six months ended September 30, 2003.  Acquisitions, net of divestitures, contributed 12.7% of this 23.1% increase.  Services revenue for the six months ended
September 30, 2004 increased $45.3 million, or 11.8%, while data revenue increased $65.0 million, or 68.3% . The increase in services revenue is primarily attributable to increases in revenue of $17.0 million from clients in the financial services, media and publishing, automotive, background screening and healthcare industries, an increase of $10.4 million in IT Management revenue, an increase of $5.4 million in the UK fulfillment operation, and an increase in revenue of $7.7 million related to the acquisitions.  All other industries combined resulted in a net $4.8 million increase.  The increase in data revenue is primarily attributable to the acquisitions, which together contributed $57.5 million of data revenue, with additional increases from the Infobase suite of products and from Allstate Insurance Company.

During the quarter ended September 30, 2004 new contracts were signed which are expected to contribute annual revenue of $43 million and contract renewals are expected to generate $71 million in annual revenue.  The Company renewed substantially all contracts which came up for renewal during the quarter.

The following table shows the Company's revenue by business segment for each of the periods presented below
(dollars in millions):

                                              For the quarter ended                     For the six months ended
                                                   September 30,                              September 30,
                                  -------------------------------------------- --------------------------------------------
                                      2004           2003         % Change         2004           2003         % Change
                                  -------------- -------------- -------------- -------------- -------------- --------------
US Services and Data              $      188.1   $      169.0     +    11.3%   $      362.3   $      331.2     +     9.4%
International Services and Data           47.9           15.0     +   218.5           101.3           28.6     +   254.1
IT Management                             69.3           61.0     +    13.7           133.4          122.9     +     8.5
Intercompany eliminations                 (6.2)          (3.9)    +    57.8            (8.9)          (4.9)    +    81.7
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Total Revenue                $      299.1   $      241.1     +    24.1%   $      588.1   $      477.8     +    23.1%
                                  ============== ============== ============== ============== ============== ==============

US Services and Data segment revenue for the quarter ended September 30, 2004 increased $19.1 million or 11.3%
over the quarter ended September 30, 2003 and includes increases of $12.3 million from clients in the financial services, media and publishing, automotive and background screening industries.  All other industries combined resulted in a net $6.8 million increase.  US Services and Data segment revenue for the six  months ended
September 30, 2004 increased $31.2 million or 9.4% over the six months ended September 30, 2003 and includes increases of $22.5 million from clients in the financial services, media and publishing, automotive, background screening, insurance, healthcare and government industries.  All other industries combined resulted in a net $8.7 million increase.

International Services and Data segment revenue for the quarter ended September 30, 2004 increased $32.9 million or 218.5% over the quarter ended September 30, 2003.  The increase is primarily attributable to the acquisitions of Claritas Europe and Consodata, which contributed $29.0 million of revenue during the quarter.  Additionally, the Company's United Kingdom fulfillment operation had an increase in revenue of $2.5 million.  International
Services and Data segment revenue for the six months ended September 30, 2004 increased $72.7 million or 254.1%
over the six months ended September 30, 2003.  The increase is primarily attributable to the acquisitions of
Claritas Europe and Consodata, which contributed $65.3 million of revenue during the six month period.
Additionally, the company's United Kingdom fulfillment operation had an increase in revenue of $5.4 million.

IT Management segment revenue for the quarter ended September 30, 2004 increased $8.4 million or 13.7% over the quarter ended September 30, 2003.  The IT Management increase included $2.3 million in revenue which was also reported as revenue by the US Services and Data segment, related mostly to new contracts with Services clients.
Additionally, the IT Management segment increased revenue due to a significant new contract signed during the quarter, as well as increased revenue from existing clients.  IT Management segment revenue for the six months ended September 30, 2004 increased $10.4 million or 8.5% over the six months ended September 30, 2003.  The increase included $4.0 million in revenue which was also reported as revenue by the US Services and Data segment, related mostly to new contracts with Services clients.  Additionally, the IT Management segment increased revenue due to a significant new contract signed during the second quarter, as well as increased revenue from existing clients.  These revenue gains were net of a decrease of $4.3 million due to the disposal of the Company's Los
Angeles outsourcing data center operation.

Operating Costs and Expenses
The following table presents the Company's operating costs and expenses for each of the periods reported (dollars
in millions):
                                              For the quarter ended                      For the six months ended
                                                  September 30,                              September 30,
                                  -------------------------------------------- --------------------------------------------
                                      2004           2003         % Change         2004           2003         % Change
                                  -------------- -------------- -------------- -------------- -------------- --------------
Cost of revenue
     Services                     $      169.0   $      154.4    +     9.4%    $      332.5   $      313.2    +     6.2%
     Data                                 49.7           36.6    +    36.1            101.6           71.2    +    42.7
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Total cost of revenue               218.7          191.0    +    14.5            434.1          384.4    +    12.9
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Selling, general and
       administrative                     46.0           27.4    +    68.0             94.5           60.4    +    56.4
     Gains, losses and
       nonrecurring items, net               -              -            -              (.3)          (1.0)   -   (65.9)
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Total operating costs and
       expenses                   $      264.7   $      218.4    +    21.2%    $      528.3   $      443.8    +    19.0%
                                  ============== ============== ============== ============== ============== ==============

The cost of services for the quarter ended September 30, 2004 of $169.0 million increased $14.5 million or 9.4%
over the quarter ended September 30, 2003.  Cost of services as a percent of services revenue decreased to 76.8%
in the quarter ended September 30, 2004 compared to 81.2% in the quarter ended September 30, 2003.  The cost of services increase during the quarter included $3.8 million of expense related to the Claritas Europe and
Consodata acquisitions.  Additionally, cost of services was up related to the increase in the IT Management segment revenue, and to the increase in the UK fulfillment operation revenue.  Cost of services for the six months ended September 30, 2004 increased $19.3 million or 6.2% compared to the six months ended September 30,
2003.  Cost of services as a percent of services revenue decreased to 77.7% in the six months ended September 30,
2004 compared to 81.9% in the six months ended September 30, 2003.  The cost of services increase during the six-month period included $8.2 million of expense related to the Claritas Europe and Consodata acquisitions.
Additionally, cost of services was up related to the increase in the IT Management segment revenue, and to the increase in the UK fulfillment operation revenue.  Additional cost increases in both the US and Europe were partially offset by a decrease due to the disposal of the Company's Los Angeles outsourcing data center operations.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company's various data products.  The cost of data for the quarter ended September 30, 2004 of $49.7 million increased
$13.2 million or 36.1% over the quarter ended September 30, 2003.  Cost of data as a percent of data revenue was
63.0% and 71.7% in the quarters ended September 30, 2004 and 2003, respectively.  The increase in these costs was primarily attributable to the acquisitions of Claritas Europe and Consodata, which accounted for $11.6 million of the increase.  During the six months ending September 30, 2004 cost of data increased $30.4 million or 42.7% as compared to the six months ending September 30, 2003.  Cost of data as a percent of data revenue was 63.4% and
74.8% in the six months ending September 30, 2004 and 2003, respectively.  The acquisitions of Claritas Europe and Consodata accounted for $26.4 million of the increase in the cost of data, while the cost of data.

Gross profit margin for services improved to 23.2% in the quarter ended September 30, 2004 which compares with
18.8% for the quarter ended September 30, 2003.   Gross profit margin for services of 22.3% in the six months ended September 30, 2004 improved by 4.2% compared to the gross margin of 18.1% for the six months ended
September 30, 2003.  The improvement in the gross profit margins is primarily attributable to revenue growth and to continued focus on cost controls.

The gross profit margin for data was 37.0% in the quarter ended September 30, 2004 which compares with 28.3% for the quarter ended September 30, 2003.  In the six months ended September 30, 2004 the gross profit margin for data of 36.6% increased by 11.4% over gross profit margin of 25.2% for the six months ended September 30, 2003.
The increase in the data gross profit margin is primarily due to the higher margin data business of the recently acquired operations of Claritas Europe and Consodata.

In the quarter ended September 30, 2004 total cost of revenue increased $27.7 million or 14.5% as compared to an increase of $58.0 million or 24.1% in total revenue.  This resulted in a 26.9% total company gross profit margin for the quarter ended September 30, 2004 which is a sizable 6.1% margin improvement when compared to a total company gross profit margin of 20.8% for the quarter ended September 30, 2003.  For the six months ending
September 30, 2004 total cost of revenue increased $49.7 million or 12.9% as compared to an increase of $110.3 million or  23.1% in total revenue.  The 26.2% total company gross profit margin for the six months ended
September 30, 2004 resulted in a 6.7% margin improvement when compared to a total company gross profit margin of
19.5% for the six months ended September 30, 2003.

Selling, general and administrative expenses for the quarter ended September 30, 2004 of $46.0 million increased
$18.6 million or 68.0% over the quarter ended September 30, 2003.  In the quarters ended September 30, 2004 and
2003 selling, general and administrative expense as a percent of total revenue was 15.4% and 11.4%, respectively.  In the six months ended September 30, 2004 and 2003 selling, general and administrative expense as a percent of total revenue was 16.1% and 12.7%, respectively.  The selling, general and administrative increase included $12.8 million  and $25.6 million of expenses related to the Claritas Europe and Consodata acquisitions during the quarter and six months ending September 30, 2004, respectively.

Gains, losses and nonrecurring items of $0.3 million for the six months ended September 30, 2004 consisted of a recovery from the Montgomery Wards bankruptcy of $0.9 million offset by restructuring charges and a small loss relating to a divestiture.  Gains, losses and nonrecurring items of $1.0 million for the six months ended
September 30, 2003 consisted of the gain on disposal of the Company's Los Angeles outsourcing data center operations.

Operating Margins
Operating margin for the quarter ended September 30, 2004 was 11.5% compared to 9.4% for the quarter ended
September 30, 2003. Operating margins for the six months ended September 30, 2004  and September 30, 2003 were
10.2% and 7.1%, respectively reflecting higher gross profit margins partially mitigated by higher selling, general and administrative expenses noted above and by a gain on sale in the prior year.

Other Income (Expense), Income Taxes and Other Items
Interest expense for both the quarter and six months ended September 30, 2004 were about the same as in the comparable period in the prior year.  The Company's weighted-average interest rate on long-term debt was 4.7% at both September 30, 2004 and at September 30, 2003.

Other, net of $.2 million for the quarter ended September 30, 2004 increased $.1 million compared to the quarter ended September 30, 2003.  In the six months ended September 30, 2004 Other, net decreased $.3 million to $.6 million from $.9 million in the six months ended September 30, 2003.  Other, net consists primarily of interest income on notes receivable.

The effective tax rate for the quarter and six months ended September 30, 2004 was 38%.  Management expects the effective tax rate for the year ended March 31, 2005 to also be approximately 38%.  Tax expense for the six months ended September 30, 2003 was impacted by a $6.7 million release of a liability for previously reserved tax uncertainties due to the completion of an audit by the Internal Revenue Service.

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

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2004 totaled a negative $1.0 million, compared to a negative $9.8 million at
March 31, 2004.  The increase in working capital is due primarily to an increase in accounts receivable and other current assets and a decrease in deferred revenue offset by an increase in accounts payable, accrued expenses and current installments of long-term obligations.

Cash provided by operating activities was $96.5 million in the six months ended September 30, 2004 as compared to
$98.0 million in the six months ended September 30,  2003.  The impact of net changes in operating assets and liabilities decreased in the six months ended September 30, 2004 by $55.8 million compared to the impact in the prior year primarily as a result of increases in accounts receivable and other assets in the current year compared to decreases in the prior year.

Accounts receivable days sales outstanding ("DSO") was 73 days at September 30, 2004 and 70 days at March 31,
2004 and is calculated as follows (dollars in thousands):

                                                                                       September 30,        March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       236,862    $       212,387
Denominator:
     Quarter revenue                                                                         299,109            277,837
     Number of days in quarter                                                                    92                 91
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,251    $         3,053
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            73                 70
                                                                                     ================== ===================

Investing activities used $52.4 million in the six months ended September 30, 2004 compared to $23.5 million in the corresponding prior period.  Investing activities in the six months ended September 30, 2004 included capitalized software development costs of $8.8 million compared to $13.6 million in the six months ended
September 30, 2003.  Cost deferrals were $20.7 million in the six months ended September 30, 2004 compared to
$10.0 million in the six months ended September 30, 2003.  Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as capitalization of costs related to data acquisition, increased $10.7 million in fiscal 2005 primarily due to increases related to capitalization of data.

Investing activities in the six months ended September 30, 2004 reflected net cash paid for acquisitions of $5.0 million related to the acquisition in April 2004 of the Consodata German operations, $7.4 million paid to the former owners of Claritas Europe as a result of the preliminary determination of purchased working capital, $2.8 million paid to acquire minority interests in Consodata France, and $1.5 million in fees related to the acquisitions.  Investing activities in the six months ended September 30, 2003 reflected the receipt of $7.7 million of proceeds from the disposition of operations, which included $6.7 million related to the sale of the
Company's Los Angeles outsourcing data center operation and $1.0 million collections on a note from the sale of the DMI operation in a prior year, and $1.2 million cash received from the Company's health care joint venture, which had been liquidated.  Investing activities in the six months ended September 30, 2003 also included an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.
Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($7.7 million at September 30, 2004).

As shown below, during the six months ending September 30, 2004 and 2003 the Company generated operating cash flow of $96.5 million and $98.0 million respectively and free cash flow was $60.3 million and $70.4 million respectively.

                                                                   For the quarter ended        For the six months ended
                                                                       September 30,                 September 30,
                                                                ----------------------------- -----------------------------
           (Dollars in thousands)                                    2004           2003           2004           2003
                                                                -------------- -------------- ------------- ---------------
Operating cash flow                                             $    61,742    $    49,909    $    96,456   $    98,034
Proceeds from the disposition of assets                                   -            192              -           698
Capitalized software development costs                               (4,721)        (7,296)        (8,828)      (13,631)
Capital expenditures                                                 (4,813)        (3,036)        (6,636)       (4,624)
Deferral of costs                                                   (11,113)        (4,006)       (20,723)      (10,032)
                                                                -------------- -------------- ------------- ---------------
     Free cash flow                                             $    41,095    $    35,763    $    60,269   $    70,445
                                                                ============== ============== ============= ===============

Free cash flow is not a generally accepted accounting principle ("GAAP") financial measure.  A "non-GAAP financial measure" is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's condensed consolidated financial statements.  The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, management believes that it provides investors with a useful additional measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs.
The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

Financing activities in the six months ended September 30, 2004 used $48.1 million as compared to $76.4 million in the six months ending September 30, 2003 primarily due to reduced levels of treasury stock acquisition and increased sales of common stock.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $23.7 million during the current period compared to $6.7 million in the six months ended
September 30, 2003. The Company also paid dividends of $6.9 million during the current fiscal year.

The Company also incurred long-term obligations through non-cash investing and financing activities during the six months ended September 30, 2004 of $39.1 million for the acquisition of property and equipment under capital leases and installment payment arrangements to service customers, $13.1 million for the construction of assets under construction loans, and $6.0 million for software licenses acquired under software obligations.  The majority of property and equipment acquired under capital leases is tied to customers' contracts, matching the cash inflows from the customers with the cash outflows for the leases.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock, for possible future acquisitions, for payments of dividends, and for other general corporate purposes.

Credit and Debt Facilities
The Company had available credit lines of $150 million of which $22.4 million was outstanding at September 30,
2004 compared to $16.2 million at March 31, 2004.  The Company's debt-to-capital ratio, as calculated below, was
34% at September 30, 2004 and 33% at March 31, 2004 (dollars in thousands).

                                                                                       September 30,        March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       307,098    $       293,457
                                                                                     ------------------ -------------------
Denominator:
     Long-term obligations, net of current installments                                      307,098            293,457
     Stockholders' equity                                                                    608,685            587,216
                                                                                     ------------------ -------------------
                                                                                     $       915,783    $       880,673
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             34%                33%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $79.6 million and $73.2 million at September 30, 2004 and March 31, 2004, respectively.

Included in long-term obligations at September 30, 2004 and at March 31, 2004 are the Company's 3.75% convertible notes ("3.75% Notes") in the amount of $175 million.  The conversion price for the 3.75% Notes is $18.25 per share.  If the Company's common stock price remains above the conversion price, the 3.75% Notes may be converted to equity.

Off-Balance Sheet Items and Commitments
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft
("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  In December 2003 the Company entered into a synthetic lease for an additional aircraft which expires in November 2013, with the Company having the option at expiration to purchase the aircraft at a fixed price or return the aircraft to the lessor.  In the event the Company elects to return the
Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $8.8 million at September 30, 2004.  Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million, and as of September 30, 2004 the Company has a future commitment for lease payments of $34.0 million over the next ten years.

The Company is near completion and has now occupied a new 97,000 sq. ft. office building and data center in
Phoenix, Arizona.  Total construction costs of this facility are expected to be approximately $15.5 million and construction is expected to be completed in the third quarter of fiscal 2005.  The Company also has begun construction on an additional 30,000 sq. ft data center in Little Rock, Arkansas and it is expected to be completed in early fiscal 2006.  Total construction cost of this facility is expected to be $16 million to $17 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  Additionally, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the
Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at September 30, 2004 was $5.5 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $2.7 million at September 30, 2004 and $10.0 million at March 31, 2004.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at September 30, 2004
(dollars in thousands).  The column for 2005 represents the six months ending March 31, 2005.  All other columns represent fiscal years ending March 31.

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Long-term obligations
    Capital lease obligations  $    28,810  $    29,548   $    18,011  $     5,335  $     2,201  $    12,912  $    96,817
    Software and data
      license liabilities            5,875       20,067        14,082       13,745        6,932            -       60,701
    Other long-term debt            17,554        1,749        23,360          920      185,582            -      229,165
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total long-term
         obligations                52,239       51,364        55,453       20,000      194,715       12,912      386,683
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Operating lease and software
license obligations
    Synthetic aircraft leases        1,511        3,022         3,022        3,022        3,022       11,389       24,988
    Synthetic equipment and
      furniture leases               4,663        3,000           964          402            -            -        9,029
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total synthetic
         operating leases            6,174        6,022         3,986        3,424        3,022       11,389       34,017
    Equipment operating
      leases                        10,999       12,022         4,730          831          110            -       28,692
    Building operating leases        9,174       16,667        15,914       14,512       11,648       65,075      132,990
    Partnerships building
      leases                         1,065        2,123         2,134        2,144        2,155           43        9,664
    Related party aircraft
      lease                            677          902           376            -            -            -        1,955
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total operating
         lease payments             28,089       37,736        27,140       20,911       16,935       76,507      207,318
    Operating software
      license obligations            5,027        4,995         3,561        3,515        3,515        3,515       24,128
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total operating
         lease and software
         license obligations        33,116       42,731        30,701       24,426       20,450       80,022      231,446
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total contractual cash
obligations                    $    85,355  $    94,095   $    86,154  $    44,426  $   215,165  $    92,934  $   618,129
                               ============ ============= ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Purchase commitments on
  synthetic aircraft leases    $         -  $         -   $         -  $         -  $         -  $   18,397   $   18,397
Purchase commitments on
  synthetic equipment and
  furniture leases                   1,644        2,497           464        1,862            -           -        6,467
Other purchase commitments          71,799       28,113        23,296       18,244        5,551       9,707      156,710
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total purchase commitments     $    73,443  $    30,610   $    23,760  $    20,106  $     5,551  $   28,104   $  181,574
                               ============ ============= ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.
The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.6 million at September 30, 2004) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2004 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         2,201

Residual value guarantee on synthetic aircraft lease                                                              6,639

Residual value guarantee on related party aircraft lease                                                          3,588

Guarantees on certain partnership and other loans                                                                 5,518

Outstanding letters of credit                                                                                     2,673

The total of loans "on certain partnerships and other loans," of which the Company guarantees the portion noted
in the above table, are $13.6 million.

While the Company does not have any other material contractual commitments for capital expenditures, minimum levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the Company also sells software and hardware to clients.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company's existing available debt facilities and cash flow from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company might use available borrowing capacity under its revolving credit agreement, followed by the issuance of other debt or equity securities.  However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the "Risk Factors" contained in Part I, Item 1. Business, of the
Company's annual report on Form 10-K for the fiscal year ended March 31, 2004.

Acquisitions and Divestitures
Subsequent to September 30, 2004 the Company acquired ChinaLOOP, a pioneering business intelligence, customer relationship management and data management company.  ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.  ChinaLOOP's clients include a number of China-based and multi-national companies, including Diageo, Financial Times, Nokia, Total, Citroen and Johnson & Johnson.  The purchase price was approximately $7.0 million consisting of $5.5 million paid in cash (net of cash acquired) and warrants with an estimated value of $1.5 million.  The warrants provide for the purchase of 100,000 shares of the Company's stock at a price of $15 on or after November 1, 2007.  Exercise of the warrants is contingent on certain performance criteria of the acquired business.  The warrants also provide the warrant holders with the right to sell the warrant stock back to the Company upon exercise of the warrants on or after November 1, 2009 at a price of $30 per share.  The warrants expire October 24, 2014.  The operations of the acquired business will be included in the Company's operations beginning November 1, 2004.  The acquired company's revenue is currently approximately
$2 million per year.

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

Subsequent to March 31, 2004 the Company has made additional payments in the amount of $7.4 million to the former owners of Claritas Europe, as a result of the preliminary determination of purchased working capital.  In addition, the Company has made a tender offer to the minority shareholders of Consodata France, under which it has paid approximately $2.8 million for the minority shareholders' interests.  The Company expects to pay up to approximately $1.2 million for the remaining minority shareholders' interests.  In addition, the Company has paid legal and other professional fees related to the two acquisitions of $1.5 million since March 31, 2004.  These additional purchase price payments have been and will be allocated to goodwill in the period of payment.

Other Information

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide TransUnion with various data center management services.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom's board of directors.  TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by TransUnion to be elected to Acxiom's board of directors.  During the quarter ended September
30, 2004, the agreement was extended to run through December 31, 2010.  In conjunction with the latest amendment,
Acxiom is now only required to use its best efforts to cause one designate by TransUnion to be elected to the board.  Effective September 30, 2004 the Company amended a previous data supply agreement with TransUnion under which it will acquire data from TransUnion through December 31, 2010.  The Company will pay TransUnion $5.5 million per year for data over the contract period. In addition to these agreements, the Company has other contracts with TransUnion related to data, software and other services.  Acxiom recorded revenue from TransUnion of $43.0 million  and $34.8 million for the six months ending September 30, 2004 and September 30, 2003, respectively.

See note 14 to the consolidated financial statements contained in the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-US Operations

With the acquisitions of the Claritas Europe group of companies, the Consodata acquisition, and the ChinaLOOP acquisition the Company now has a larger presence in the United Kingdom and France, and a new presence in The
Netherlands, Germany, Spain, Portugal, Poland and China.  Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the
Company's revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income .  Exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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
     Alternatively, assuming the 12 percent discount rate but assuming no growth for the US segments and only 3 percent growth for the International segment would also not indicate impairment.  Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142.  However, should a determination be made that such aggregation of some or all of the Company's reporting units is not appropriate, the results of step one of the goodwill impairment test might indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

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
o        the possibility that changes in accounting pronouncements (including the proposed accounting pronouncement changes which will require expensing of stock options grants and other equity compensation awards) may occur and may impact these projections;
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

o        the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;
o        the possibility that postal rates may increase, thereby leading to reduced volumes of business;
o        the possibility that clients may cancel or modify or not renew their agreements with the Company;
o        the possibility that we will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;
o        the possibility that we experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers;
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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10%
more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both September 30, 2004 and March 31, 2004, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

As noted in note 3 to the condensed, consolidated financial statements, the Company completed the acquisition of
Claritas Europe in January 2004 and Consodata in March and April, 2004.  Subsequent to September 30, 2004 the
Company completed the acquisition of ChinaLOOP.  As a result of these acquisitions, the Company now has a larger presence in the United Kingdom and France and new presence in The Netherlands, Germany, Spain, Portugal, Poland
and China.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom's future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

                                                            Total Number of Shares      Maximum Number (or Approximate
                             Total Number   Average Price    Purchased as Part of      Dollar Value) of Shares that May
                              of Shares         Paid       Publicly Announced Plans    Yet Be Purchased Under the Plans
               Period         Purchased       Per Share           or Programs                     or Programs
         ------------------ -------------- --------------- -------------------------- ------------------------------------
         7/1/01 -- 7/31/04      503,157    $       22.33           503,157                           $    11,587,480
         8/1/04 -- 8/31/04      237,963            21.69           237,963                                81,425,081
         9/1/04 -- 9/30/04            -              -                   -                                81,425,081
                            -------------- --------------- -------------------------- ------------------------------------
               Total            741,120    $       22.13           741,120                           $    81,425,081
                            ============== =============== ========================== ====================================

         The repurchases listed above were made pursuant to a repurchase program adopted by the Board of
         Directors on October 30, 2002, at which time the Board authorized the repurchase of up to $50 million worth of shares of Acxiom's Common Stock.  On February 5, 2003 the Board increased the cap to $75 million; on May 21, 2003 the Board increased the cap to $125 million; and on May 26, 2004 the Board increased the cap to $200 million, subject to lender approvals.  Lender approval limitations for
         repurchases was increased effective August 17, 2004 from $125 million to $200 million.   The amount used
         in the table above to calculate the value of stock that may yet be purchased reflects the lower of board or lender approval effective at the end of the reporting period.  The repurchase program has no designated expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on August 4, 2004.  At the meeting, the shareholders voted on the following two proposals:

         1)       A proposal for the election of four directors - Voting results for each individual nominee were as follows: Dr. Mary L. Good, 72,884,532 votes for and 4,932,044 votes withheld; Rodger S.
                  Kline, 60,940,703 votes for and 16,875,879 votes withheld; Stephen M. Patterson, 73,387,130 votes for and 4,429,452 votes withheld; and James T. Womble, 60,929,362 votes for and
                  16,887,220 votes withheld.  These four elected directors will serve with the other current
                  Board members:  William T. Dillard II, Harry C. Gambill, and Thomas F. (Mack) McLarty, III,
                  whose terms will expire at the 2005 annual meeting, and Dr. Ann Die Hasselmo, William J.
                  Henderson, and Charles D. Morgan, whose terms will expire at the 2006 Annual Meeting.

         2)       A proposal to increase the number of shares available to be issued under the Company's 2000
                  Associate Stock Option Plan by 950,000 shares - Voting results for this proposal were as follows:  48,016,280 votes for; 19,875,708 votes against and 341,835 votes abstained.

Item 6.  Exhibits

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

                  10(a)    Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August
                           17, 2004

                                        ACXIOM CORPORATION AND SUBSIDIARIES

                                                     SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Acxiom Corporation

Dated:  November 8, 2004

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

