Form 10-Q
period 2004-12-31
ACXIOM CORP
filed 2005-02-07
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended December 31, 2004

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

                                                            Yes [X] No [ ]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 2, 2005 was 85,751,233.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                           December 31, 2004

Part I.  Financial Information                                                                                 Page No.
     Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004 (Unaudited) ........        3
     Condensed Consolidated Statements of Earnings for the Three Months ended
       December 31, 2004 and 2003 (Unaudited) ............................................................        4
     Condensed Consolidated Statements of Earnings for the Nine Months ended
       December 31, 2004 and 2003 (Unaudited) ............................................................        5
     Condensed Consolidated Statements of Cash Flows for the Nine Months ended
       December 31, 2004 and 2003 (Unaudited).............................................................      6 - 7
     Notes to the Condensed Consolidated Financial Statements (Unaudited):
       1. Basis of presentation and summary of significant accounting principles..........................        8
       2. Restructuring, impairment and other charges.....................................................        8
       3. Acquisitions and investments....................................................................      9 - 10
       4. Other current and noncurrent assets.............................................................        11
       5. Goodwill........................................................................................     11 - 12
       6. Long-term obligations...........................................................................        12
       7. Stockholders' equity............................................................................     13 - 15
       8. Allowance for doubtful accounts.................................................................        15
       9. Segment information.............................................................................     15 - 16
      10. Comprehensive income ...........................................................................        16
      11. Commitments and contingencies...................................................................     16 - 17
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     18 - 32
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................        33
     Item 4.  Controls and Procedures.....................................................................        33
Part II.  Other Information

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                        December 31,         March 31,
                                                                                            2004               2004
                                                                                     ------------------- ------------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                       $        21,894     $        14,355
     Trade accounts receivable, net                                                          232,815             212,387
     Deferred income taxes                                                                    14,316              14,032
     Refundable income taxes                                                                   1,444               2,280
     Other current assets                                                                     44,939              43,272
                                                                                     ------------------- ------------------
         Total current assets                                                                315,408             286,326
Property and equipment, net of accumulated depreciation and amortization                     308,829             267,088
Software, net of accumulated amortization                                                     58,010              64,553
Goodwill                                                                                     339,986             282,971
Purchased software licenses, net of accumulated amortization                                 154,192             157,217
Unbilled and notes receivable, excluding current portions                                     18,864              13,030
Deferred costs, net                                                                           89,311              88,096
Data acquisition costs, net                                                                   48,681              36,557
Other assets, net                                                                             13,012              19,946
                                                                                     ------------------- ------------------
                                                                                     $     1,346,293     $     1,215,784
                                                                                     =================== ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations                                   $        84,808     $        73,245
     Trade accounts payable                                                                   48,116              41,527
     Accrued expenses:
         Restructuring                                                                             -               2,881
         Payroll                                                                              25,948              23,979
         Other                                                                                78,723              63,411
     Deferred revenue                                                                         94,084              91,060
                                                                                     ------------------- ------------------
         Total current liabilities                                                           331,679             296,103
                                                                                     ------------------- ------------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                          251,391             239,327
     Software and data licenses, net of current installments                                  40,848              54,130
                                                                                     ------------------- ------------------
         Total long-term obligations                                                         292,239             293,457
                                                                                     ------------------- ------------------
Deferred income taxes                                                                         71,025              39,008
Commitments and contingencies (note 11)
Stockholders' equity:
     Common stock                                                                              9,446               9,226
     Additional paid-in capital                                                              398,687             361,256
     Retained earnings                                                                       352,988             308,487
     Accumulated other comprehensive income                                                   14,525               2,940
     Treasury stock, at cost                                                                (124,296)            (94,693)
                                                                                     ------------------- ------------------
         Total stockholders' equity                                                          651,350             587,216
                                                                                     ------------------- ------------------
                                                                                     $     1,346,293     $     1,215,784
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

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                         For the Three Months ended
                                                                                                December 31,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       225,811     $       196,407
     Data                                                                                     86,594              58,800
                                                                                     ------------------- ------------------
         Total revenue                                                                       312,405             255,207
Operating costs and expenses:
     Cost of revenue:
         Services                                                                            174,960             157,058
         Data                                                                                 52,199              36,714
                                                                                     ------------------- ------------------
         Total cost of revenue                                                               227,159             193,772
     Selling, general and administrative                                                      46,461              27,100
     Gains, losses and nonrecurring items, net                                                  (640)             (3,000)
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  272,980             217,872
                                                                                     ------------------- ------------------
Income from operations                                                                        39,425              37,335
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                         (5,076)             (4,702)
     Other, net                                                                                  210                (456)
                                                                                     ------------------- ------------------
Total other income (expense)                                                                  (4,866)             (5,158)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  34,559              32,177
Income taxes                                                                                  11,079              12,233
                                                                                     ------------------- ------------------
         Net earnings                                                                $        23,480     $        19,944
                                                                                     =================== ==================
Earnings per share:
     Basic                                                                           $          0.27     $          0.23
                                                                                     =================== ==================
     Diluted                                                                         $          0.24     $          0.22
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

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                          For the Nine Months ended
                                                                                                December 31,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       653,730     $       579,019
     Data                                                                                    246,778             153,966
                                                                                     ------------------- ------------------
         Total revenue                                                                       900,508             732,985
Operating costs and expenses:
     Cost of revenue:
         Services                                                                            507,459             470,242
         Data                                                                                153,786             107,907
                                                                                     ------------------- ------------------
         Total cost of revenue                                                               661,245             578,149
     Selling, general and administrative                                                     141,010              87,559
     Gains, losses and nonrecurring items, net                                                  (984)             (4,008)
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  801,271             661,700
                                                                                     ------------------- ------------------
Income from operations                                                                        99,237              71,285
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                        (14,889)            (14,356)
     Other, net                                                                                  824                 430
                                                                                     ------------------- ------------------
Total other income (expense)                                                                 (14,065)            (13,926)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  85,172              57,359
Income taxes                                                                                  30,312              14,935
                                                                                     ------------------- ------------------
         Net earnings                                                                $        54,860     $        42,424
                                                                                     =================== ==================
Earnings per share:
     Basic                                                                           $          0.64     $          0.50
                                                                                     =================== ==================
     Diluted                                                                         $          0.58     $          0.47
                                                                                     =================== ==================

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                          For the Nine Months ended
                                                                                                December 31,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------
Cash flows from operating activities:
     Net earnings                                                                    $        54,860     $        42,424
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                       139,916             107,745
         Gain on disposal of assets, net                                                         (50)             (1,008)
         Deferred income taxes                                                                30,933              16,676
         Changes in operating assets and liabilities:
              Accounts receivable                                                            (22,746)             (2,387)
              Other assets                                                                    (2,531)             11,995
              Accounts payable and other liabilities                                         (18,430)              2,455
              Restructuring and impairment costs                                              (2,691)               (584)
                                                                                     ------------------- ------------------
                  Net cash provided by operating activities                                  179,261             177,316
                                                                                     ------------------- ------------------

Cash flows from investing activities:
     Proceeds received from the disposition of operations                                      1,636               7,684
     Proceeds received from the disposition of assets                                              -                 737
     Payments received from investments                                                          662               1,519
     Capitalized software development costs                                                  (14,534)            (20,141)
     Capital expenditures                                                                     (9,768)            (12,261)
     Deferral of costs                                                                       (36,225)            (15,344)
     Investments in joint ventures and other investments                                           -              (5,000)
     Net cash paid in acquisitions                                                           (23,588)                  -
                                                                                     ------------------- ------------------
                  Net cash used by investing activities                                      (81,817)            (42,806)
                                                                                     ------------------- ------------------

Cash flows from financing activities:
     Proceeds from debt                                                                      129,792             100,989
     Payments of debt                                                                       (217,784)           (178,480)
     Dividends paid                                                                          (10,359)                  -
     Sale of common stock                                                                     38,208              10,984
     Acquisition of treasury stock                                                           (30,208)            (56,047)
                                                                                     ------------------- ------------------
                  Net cash used by financing activities                                      (90,351)           (122,554)
                                                                                     ------------------- ------------------
Effect of exchange rate changes on cash                                                          446                 201
                                                                                     ------------------- ------------------
Net increase in cash and cash equivalents                                                      7,539              12,157
Cash and cash equivalents at beginning of period                                              14,355               5,491
                                                                                     ------------------- ------------------
Cash and cash equivalents at end of period                                           $        21,894     $        17,648
                                                                                     =================== ==================

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                          For the Nine Months ended
                                                                                                December 31,
                                                                                     --------------------------------------
                                                                                            2004               2003
                                                                                     ------------------- ------------------

Supplemental cash flow information:
     Cash paid (received) during the period for:
         Interest                                                                    $        13,409     $        13,497
         Income taxes                                                                          1,080                (986)
     Noncash investing and financing activities:
         Issuance of warrants in acquisition                                                   1,833                   -
         Acquisition of land in exchange for debt                                                  -               2,698
         Acquisition of data under long-term obligation                                            -              18,340
         Software licenses acquired under software obligation                                 12,682              11,135
         Acquisition of property and equipment  under capital leases and installment
           payment arrangements                                                               66,359              60,195
         Construction of assets under construction loan                                       17,979               6,854

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

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the fourth quarter of fiscal 2004, the Company recorded a charge of $4.0 million in gains, losses and nonrecurring items related to restructuring.  The restructuring charge included $3.7 million for severance and other associate-related charges due to the termination of approximately 230 associates who were terminated on or prior to March 31, 2004.  The remainder of the restructuring charge consisted of $0.3 million related to termination of a lease at one of the Company's locations.  Approximately
$1.1 million of the charge had been paid as of March 31, 2004 and $2.9 million was recorded in accrued impairment costs as of March
31, 2004.  During the nine months ended December 31, 2004 the Company recorded $0.5 million of additional restructuring charges for associate-related termination cost.  During the quarter ended December 31, 2004, the remaining balance of $0.2 million was reversed through gains, losses and nonrecurring items and there are no further accruals remaining.  The following table shows the balances that were accrued at March 31, 2004 as well as the changes in those balances during the nine months ending  December 31, 2004
(dollars in thousands):

                                                                  Associate-related
                                                                      reserves         Other accruals          Total
                                                                  ------------------ ------------------- ------------------
Balance at March 31, 2004                                         $         2,581    $           300     $         2,881
     Additional charges                                                       525                  -                 525
     Reversal of accrual                                                     (190)                 -                (190)
     Payments                                                              (2,916)              (300)             (3,216)
                                                                  ------------------ ------------------- ------------------
December 31, 2004                                                 $             -    $             -     $             -
                                                                  ================== =================== ==================

3.       ACQUISITIONS AND INVESTMENTS

Subsequent to December 31, 2004, the Company acquired SmartDM Holdings, Inc. ("SmartDM") and it's wholly-owned subsidiaries, Smart
DM, Inc. and SmartReminders.com, Inc.  SmartDM is a full-service direct marketing company based in Nashville, Tennessee that offers comprehensive direct marketing services and information management for mid-sized companies.  The aggregate purchase price was approximately $21.5  million consisting of $19.8 million paid in cash and $1.7 million in Acxiom common stock.  The acquired company's revenue is currently approximately $14 million per year.  The operations of the acquired business will be included in the
Company's operations beginning in January 2005. The pro forma effect of this acquisition is not material to the company's consolidated results for any of the periods presented.

On October 25, 2004, the Company acquired ChinaLOOP, a business intelligence, customer relationship management and data management company.  ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.  ChinaLOOP's clients include a number of China-based and multi-national companies.  The purchase price was approximately $7.4 million consisting of $5.6 million paid in cash (net of cash acquired) and warrants with an estimated value of $1.8 million.  The warrants provide for the purchase of 100,000 shares of the
Company's stock at a price of $15 on or after November 1, 2007.  Exercise of the warrants is contingent on certain performance criteria of the acquired business.  The warrants also provide the warrant holders with certain rights to additional shares if the price of Acxiom stock upon exercise of the warrant is less than $30 per share. The warrants expire October 24, 2014.  The operations of the acquired business are included in the Company's operations beginning November 1, 2004.  The acquired company's revenue is currently approximately $2 million per year.  The pro forma effect of this acquisition is not material to the company's consolidated results for any of the periods presented.

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

On January 5, 2004, the Company completed the acquisition of the Claritas Europe group of companies.  The Company paid approximately
$28.7 million for the acquisition, net of cash acquired.  The results of operations of the acquired companies are included in the
Company's consolidated results beginning January 1, 2004.

The purchase price allocation for the Consodata acquisition is subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.  In the nine months ending December 31, 2004, net adjustments to increase goodwill were made relating to the Consodata companies, excluding the German operations, of $.8 million and relating to the
Claritas Europe companies of $15.1 million.

Additionally, during the nine months ended December 31, 2004 the Company made additional payments in the amount of $8.7 million to the former owners of Claritas Europe, as a result of the preliminary determination of purchased working capital.  Also, the Company has made a tender offer to the minority shareholders of Consodata France, under which it has paid approximately $2.8 million for the minority shareholders' interests.  The tender offer has been completed and most of the minority interests have been acquired.  The minority shareholders' interests which remain may yet be acquired during a final closing indemnity period.  The Company expects to pay up to approximately $1.2 million for the remaining minority shareholders' interests. In addition, the Company has paid legal and other professional fees related to the two acquisitions of approximately $1.5 million since March 31, 2004.  These additional purchase price payments have been and will be allocated to goodwill in the period of payment.

The purchase price for Claritas Europe continues to be subject to adjustment based on the final determination of purchased working capital.

The following table shows the allocation of Consodata, Claritas Europe and ChinaLOOP purchase prices to assets acquired and liabilities assumed after adjustments and acquisitions made during the nine months ending December 31, 2004 (dollars in thousands):

                                                                         ChinaLOOP           Consodata            Claritas
                                                                    ------------------- -------------------- -------------------
Assets acquired:
Cash                                                                $           503     $         5,578      $        12,097
Goodwill                                                                      6,807              44,059               52,965
Other intangible assets                                                           -               1,734                8,677
Other current and noncurrent assets                                             931              21,569               40,371
                                                                    ------------------- -------------------- -------------------
                                                                              8,241              72,940              114,110
Accounts payable, accrued expenses and capital leases assumed                   362              31,109               64,643
                                                                    ------------------- -------------------- -------------------
Net assets acquired                                                           7,879              41,831               49,467
Less cash acquired                                                              503               5,578               12,097
Less warrants issued                                                          1,833                   -                    -
                                                                    ------------------- -------------------- -------------------
Net cash paid                                                       $         5,543     $        36,253      $        37,370
                                                                    =================== ==================== ===================

Other acquired intangible assets include the acquired companies' databases and customer relationships.

As a result of both the Claritas Europe and Consodata acquisitions, management has executed plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. In the fiscal year ended March 31, 2004, the Company recorded aggregate accruals in other accrued expenses of $15.4 million as of the purchase date of each acquisition for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs.  At March 31, 2004 approximately $0.9 million of these costs had been paid. During the nine months ended
December 31, 2004 the Company recorded additional accruals and adjustments of $14.2 million, partially associated with the April
2004 acquisition of the Consodata German operations, and made payments against the accruals of $10.7 million.

Further development and execution of the integration plans may cause further adjustments to these accruals in the future. Any future adjustments will result in adjustments to the goodwill recorded for the acquisitions.

The following table shows changes to the integration accrual included in other accrued expenses during the period (dollars in thousands):

                                                            Contract          Lease          Associate
                                                           Termination     Termination     Related Cost         Total
                                                         --------------- ---------------- ---------------- ----------------
March 31, 2004                                           $    1,334      $    7,119       $    6,082       $   14,535
     Additional accruals and adjustments                      3,443           4,694            6,030           14,167
     Payments                                                (1,657)         (2,075)          (6,978)         (10,710)
     Translation adjustment                                      53             793              628            1,474
                                                         --------------- ---------------- ---------------- ----------------
December 31, 2004                                        $    3,173      $   10,531       $    5,762       $   19,466
                                                         =============== ================ ================ ================

4.       OTHER CURRENT AND NONCURRENT ASSETS

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $11.6 million and $15.5 million at December 31, 2004 and March 31, 2004, respectively.  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

                                                                                       December 31,         March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $2.4 million at December 31,     $         6,936    $         8,271
    2004 and $2.7 million at March 31, 2004

Notes receivable from other divestitures, net of allowance for uncollectible
   note of $.9 million at December 31, 2004 and March 31, 2004                                 3,557              4,160
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                            10,493             12,431
     Less current portion                                                                      2,651              5,823
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,842              6,608
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         20,042             16,144
     Less current portion                                                                      9,020              9,722
                                                                                     ------------------ -------------------
         Long-term portion                                                                    11,022              6,422
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        18,864    $        13,030
                                                                                     ================== ===================

Other noncurrent assets consist of the following (dollars in thousands):
                                                                                       December 31,         March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Investments in joint ventures and other investments, net of unrealized               $         7,820    $         8,181
   gain or loss on available-for-sale marketable securities

Other, net                                                                                     5,192             11,765
                                                                                     ------------------ -------------------
                                                                                     $        13,012    $        19,946
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

The changes in the carrying amount of goodwill, by business segment, for the nine months ended December 31, 2004 are as follows
(dollars in thousands):

                                                                    International
                                                  US Services       Services and             IT
                                                   and Data             Data             Management            Total
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2004                     $       126,565    $        82,482     $        73,924    $       282,971
Acquisitions                                                -             33,264                   -             33,264
Change in foreign currency translation
adjustment                                                  -              7,803                   -              7,803
Adjustment of previously recorded goodwill                  -             15,948                   -             15,948
                                              ------------------ ------------------- ------------------ -------------------
Balance at December 31, 2004                  $       126,565    $       139,497     $        73,924    $       339,986
                                              ================== =================== ================== ===================

6.       LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (dollars in thousands):

                                                                                       December 31,         March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Convertible subordinated notes due February 2009; interest at 3.75%                  $       174,998    $       175,000
Revolving credit agreement                                                                         -             16,203
Capital leases on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%;
   remaining terms up to fifteen years                                                        96,162             79,448
Warrants (note 7)                                                                              1,973                  -
Other debt and long-term liabilities                                                          36,317             21,539
                                                                                     ------------------ -------------------
Total long-term debt and capital leases                                                      309,450            292,190
Less current installments                                                                     58,059             52,863
                                                                                     ------------------ -------------------
Long-term debt, excluding current installments                                       $       251,391    $       239,327
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years;                            61,220             62,437
   effective interest rates at approximately 7%                                      $                  $
Long-term data license agreement with related party, due over two years;
   interest at 6%                                                                              6,377             12,075
                                                                                     ------------------ -------------------
Total license liabilities                                                                     67,597             74,512
Less current installments                                                                     26,749             20,382
                                                                                     ------------------ -------------------
License liabilities, excluding current installments                                  $        40,848    $        54,130
                                                                                     ================== ===================

The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $150 million through July 2006.  There were no revolving credit facility borrowings at December 31, 2004.  Revolving  credit facility borrowings bear interest at LIBOR plus 1.25%, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by substantially all of the Company's assets.  Weighted average interest rates on the March 31, 2004 borrowings under the revolving credit facility were 2.74%.  Outstanding letters of credit at December 31, 2004 and March 31, 2004 were $2.7 million and $10.0 million, respectively.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2004, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after
December 31, 2005, as long-term in the accompanying condensed consolidated financial statements.

7.       STOCKHOLDERS' EQUITY

Below is the calculation and reconciliation of the numerator and denominator of basic and diluted earnings per share (in thousands, except per share amounts):
                                                    For the quarter ended                 For the nine months ended
                                                        December 31,                            December 31,
                                               ------------------------------------- --------------------------------------
                                                      2004                2003               2004               2003
                                               ------------------ ------------------ ------------------- ------------------
Basic earnings per share:
     Numerator - net earnings                  $        23,480    $        19,944    $        54,860     $        42,424
     Denominator - weighted-average shares
       outstanding                                      86,468             84,926             86,187              85,535
                                               ------------------ ------------------ ------------------- ------------------
         Basic earnings per share              $          0.27    $          0.23    $          0.64     $          0.50
                                               ================== ================== =================== ==================
Diluted earnings per share:
     Numerator:
         Net earnings                          $        23,480    $        19,944    $        54,860     $        42,424
         Interest expense on convertible
           debt (net of tax benefit)                     1,017              1,026              3,051               3,076
                                               ------------------ ------------------ ------------------- ------------------
                                                        24,497             20,970             57,911              45,500
                                               ------------------ ------------------ ------------------- ------------------
     Denominator:
         Weighted-average shares outstanding            86,468             84,926             86,187              85,535
         Dilutive effect of common stock
           options and warrants, as computed
           under the treasury stock method               4,191              2,082              3,870               1,874
         Dilutive effect of convertible
           debt, as computed under the
           if-converted method                           9,589              9,589              9,589               9,589
                                               ------------------ ------------------ ------------------- ------------------
                                                       100,248             96,597             99,646              96,998
                                               ------------------ ------------------ ------------------- ------------------
         Diluted earnings per share            $          0.24    $          0.22    $          0.58     $          0.47
                                               ================== ================== =================== ==================

At December 31, 2004, the Company had options and warrants outstanding providing for the purchase of approximately 19.6 million shares of its common stock.  Options and warrants to purchase shares of common stock that were outstanding during the periods reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                    For the quarter ended                 For the nine months ended
                                                        December 31,                            December 31,
                                               ------------------------------------- --------------------------------------
                                                     2004                2003               2004               2003
                                               ------------------ ------------------ ------------------- ------------------
Excluded number of shares under options and
warrants                                             2,998              9,214              6,268              11,846

Range of exercise prices                        $25.98 - $62.06     $16.76- $62.06    $23.10 - $62.06     $14.82 - $62.06
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

                                                                   For the quarter ended        For the nine months ended
                                                                       December 31,                   December 31,
                                                                ----------------------------- -----------------------------
                                                                    2004           2003           2004           2003
                                                                -------------- -------------- -------------- --------------
Net earnings, as reported                                       $   23,480     $   19,944     $   54,860     $   42,424

Less: stock-based employee compensation expense under fair
value based method, net of income tax benefit                        3,182          3,349         22,319          9,554
                                                                -------------- -------------- -------------- --------------
Pro forma net earnings                                          $   20,298     $   16,595     $   32,541     $   32,870
                                                                ============== ============== ============== ==============
Earnings  per share:

     Basic - as reported                                        $      0.27    $      0.23    $      0.64    $      0.50
                                                                ============== ============== ============== ==============
     Basic - pro forma                                          $      0.23    $      0.20    $      0.38    $      0.38
                                                                ============== ============== ============== ==============
     Diluted - as reported                                      $      0.24    $      0.22    $      0.58    $      0.47
                                                                ============== ============== ============== ==============
     Diluted - pro forma                                        $      0.22    $      0.18    $      0.36    $      0.37
                                                                ============== ============== ============== ==============

The per-share weighted-average fair value of stock options granted during the nine months ended December 31, 2004 was $10.30 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1%;
risk-free interest rate of 4.27%; expected option life of 10 years and expected volatility of 31%.  The per-share weighted-average fair value of stock options granted during the nine months ended December 31, 2003 was $10.05 on the date of grant using the
Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rate of
4.43%; expected option life of 10 years and expected volatility of 50%.

During the quarter ended September 30, 2004, the Company's compensation committee took several actions regarding the Company's stock option plan, including vesting out of the money options and significantly reducing the number of options to be issued as part of the
Company's annual long term incentive (LTI) plan.  Specifically, the committee voted to vest the unvested 2.1 million options which were out of the money with option prices greater than $22.33.  This action caused the increase in pro forma compensation expense noted above under SFAS No. 123 for the nine months ended December 31, 2004.  The compensation committee considered a number of factors in making their decision, including the anticipated issuance and implementation of the revision to SFAS No. 123, which was subsequently issued and will be effective for the Company on July 1, 2005.  By vesting all options which were out of the money, the expense under SFAS No. 123 is reflected only in the footnote disclosure above, and therefore, the future expense to be recorded once the revised SFAS No. 123 is effective is reduced.

When the committee first began granting premium-priced options in 1993, the options had vesting periods of nine years and were granted one-fourth at market value, one-fourth at a 50% premium over market, and one-half at a 100% premium over market. In 1997, in order to make the plan more competitive, the committee changed the percentages so that one-half of all LTI grants were made at market, with one-fourth at a 50% premium over market, and with one-fourth at a 100% premium over market.  In 1999, again to address the competitiveness of the plan, the committee changed the premium levels so that one-half of the LTI grants were made at market, with one-fourth being made at a 25% premium over market, and one-fourth at a 50% premium over market.  Also in 1999, the Company changed the vesting period from nine to six years. The committee's intent in the original plan, as well as subsequent changes to the plan, is to design a plan that aligns the leaders' interests with stockholders' interests, as well as to motivate, retain and attract key leaders. As a result of the premium-priced options and long vesting periods inherent in the plan, a number of unvested options were well under water (including some with exercise prices at $62.06).  The long vesting periods increase the amount of stock-based employee compensation expense to be recorded under the revised SFAS No. 123 because, even though many of those premium-priced options were issued over four years ago, the Company would still incur expense for these options for two to three more years. To help mitigate the expense associated with these stock options, the committee determined that vesting these underwater options was appropriate.  As noted above, the compensation committee also modified the LTI compensation plan such that the Company expects to issue fewer options beginning in fiscal 2006.

The revised SFAS No. 123, Share-Based Payment, was issued in December 2004.  The Company is evaluating the new standard and its equity compensation plans and has not yet determined whether there will be any further changes to these plans as a result of implementation of the revised standard.  Therefore, the Company is unable to predict the ultimate impact on its financials of expensing stock options as the new standard requires.

In conjunction with the acquisition of ChinaLOOP (see note 3), the Company issued warrants to purchase 100,000 shares of Company stock.  The exercise price for the warrants is $15 per share and the warrants may be exercised until October 24, 2014.  Exercise of the warrants is only allowed after November 1, 2007, and only if certain contingencies relating to ChinaLOOP's operating results are met. The warrants also contain a put feature, which gives the holder the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise is less than $30 per share.  The put feature can only be exercised on or after November 1, 2009, and can only be exercised concurrently with the exercise of the warrant.  If the warrant and the put feature were both exercised as of December 31, 2004, the put feature would require the Company to issue an additional 14,068 shares.

The  fair value of the warrant upon issuance was determined to be $1.8 million. Due to the terms of the instrument and the fact that the warrant and put are to be settled by issuance of a variable number of shares, the fair value of the warrant is recorded as a liability, included in long-term debt (see note 6) and the fair value will be adjusted at each balance sheet date to its current fair value.  At December 31, 2004, the fair value of the warrant had increased to $2.0 million.  The corresponding expense of $0.2 million is recorded in other, net in the accompanying statement of earnings.  In general, the value of the warrant will increase as the stock price increases and decrease as the stock price decreases.  Other factors that influence the fair value of the warrant include the remaining term, the risk-free interest rate, the volatility of the Company's stock, the Company's dividend rate, and the
Company's estimate of the probability the warrants will vest on November 1, 2007 based on ChinaLOOP's operating results.  If the warrants do not vest due to ChinaLOOP's failure to meet the contingencies relating to operating results, the value of the warrant will be zero and any remaining recorded value will be reversed to income. If the warrants vest and are exercised, the recorded value will be transferred to equity.

8.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $7.3 million and $6.3 million, respectively, at December 31, 2004 and at March 31, 2004.

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

                                                    For the quarter ended                 For the nine months ended
                                                        December 31,                            December 31,
                                               ------------------------------------- --------------------------------------
                                                      2004               2003                2004               2003
                                               ------------------ ------------------ ------------------- ------------------
Revenue:
     US Services and Data                      $       182,606    $       176,151    $       544,927     $       507,292
     International Services and Data                    58,507             15,547            159,842              44,167
     IT Management                                      75,268             66,323            208,610             189,235
     Intercompany eliminations                          (3,976)            (2,814)           (12,871)             (7,709)
                                               ------------------ ------------------ ------------------- ------------------
         Total revenue                         $       312,405    $       255,207            900,508     $       732,985
                                               ================== ================== =================== ==================

Income  from operations:
     US Services and Data                      $        23,641    $        31,448    $        68,586     $        58,673
     International Services and Data                     6,259                531              8,649               1,072
     IT Management                                       9,455              8,770             22,754              14,322
     Intercompany eliminations                            (530)              (815)            (1,696)             (1,189)
     Corporate and other                                   600             (2,599)               944              (1,593)
                                               ------------------ ------------------ ------------------- ------------------
         Income from operations                $        39,425    $        37,335    $        99,237     $        71,285
                                               ================== ================== =================== ==================

10.      COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses, net of reclassification adjustments and income tax benefit, on marketable securities classified as available-for-sale, was $14.5 million at December 31, 2004 and $2.9 million at March 31, 2004.  Total comprehensive income was $34.4 million and $24.1 million for the quarters ended December 31, 2004 and 2003 respectively and  $66.4 million and $48.9 million for the nine months ended December 31, 2004 and 2003 respectively.

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

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft ("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the synthetic computer equipment and furniture facility range from three to seven years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.
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

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million and the Company has a future commitment for lease payments of $30.3 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased
Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $8.7 million at December 31, 2004.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.5 million at December
31, 2004.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At December 31, 2004, the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.5 million.

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

 The Company is aligned into three operating segments: US Services and Data, International Services and Data, and IT Management.
(See note 9 to the condensed consolidated financial statements.)  The Services and Data segments for both US and International provide data and database services, data integration, consulting and analytic services, data content and software, and customer marketing services to large corporations in a number of vertical industries. The IT Management segment provides outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal quarter are identified below.

  o  Revenue of $312.4 million, up 22 percent from $255.2 million in the third quarter a year ago.  Acquisitions contributed 15 percentage points of this 22 percentage-point growth in revenue.
  o  Income from operations of $39.4 million, an increase of 6 percent compared to $37.3 million in the third quarter a year ago.
  o  Pre-tax earnings of $34.6 million, an increase of  7 percent compared to $32.2 million in the third quarter a year ago.
  o  Diluted earnings per share of $0.24, up 9 percent from $0.22 the year before.
  o  Operating cash flow of $179.2 million and free cash flow of $118.7 million for the nine months ended December 31, 2004.  The free cash flow of $118.7 million is a non-GAAP financial measure and a reconciliation to the comparable GAAP measure, operating cash flow, is provided in the discussion of Capital Resources and Liquidity - Working Capital and
     Cash Flow.
  o  New contracts that are expected to deliver $36 million in annual revenue and renewals that are expected to deliver a total of $45 million in annual revenue.
  o  The acquisition of ChinaLOOP, a business intelligence, customer relationship management and data management company based in
     Shanghai, China.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2004.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter or the nine months ended December 31, 2004.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's unaudited condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

                                             For the quarter ended                        For the nine months ended
                                                  December 31                                   December 31,
                                  -------------------------------------------- --------------------------------------------
                                      2004           2003         % Change         2004           2003         % Change
                                  -------------- -------------- -------------- -------------- -------------- --------------
Revenue
     Services                     $      225.8   $      196.4     +    15.0%   $      653.7   $      579.0     +    12.9%
     Data                                 86.6           58.8     +    47.3           246.8          154.0     +    60.3
                                  -------------- -------------- -------------- -------------- -------------- --------------
                                  $      312.4   $      255.2     +    22.4%   $      900.5   $      733.0     +    22.9%
Total operating costs and
   expenses                              273.0          217.9     +    25.3           801.3          661.7     +    21.1
Income  from operations                   39.4           37.3     +     5.6            99.2           71.3     +    39.2
Diluted earnings  per share               0.24           0.22     +     9.1            0.58           0.47     +    23.4
                                  ============== ============== ============== ============== ============== ==============

Revenues
For the quarter ended December 31, 2004, the Company's revenue was $312.4 million, compared to revenue of $255.2 million in the quarter ended December 31, 2003, reflecting an increase of $57.2 million or 22.4%. The acquisitions of Claritas Europe and Consodata completed in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 contributed 15 percentage points of the 22.4%
increase while revenue from existing business accounted for the rest of the growth.  Services revenue increased $29.4 million, or
15.0%, while data revenue increased $27.8 million, or 47.3%. The increase in services revenue is primarily attributable to increases in U.S. domestic revenue of $8.4 million from clients in the financial services, telecommunications, background screening and high tech industries, an increase of $8.9 million in IT Management revenue from U. S. domestic sources and an increase of $5.2 million related to the Claritas Europe and Consodata acquisitions. All other revenue combined resulted in a net $6.9 million increase. The industry revenue figures do not include revenue from the European acquisitions, as these revenues are not broken out by industry.
The increase in data revenue is attributable to the acquisitions of Claritas Europe and Consodata, which together contributed $34.1 million of data revenue during the third quarter. The increase in data revenue from the European acquisitions was partially offset by decreases in data revenue related primarily to two items.  First, due to a change of strategy related to the sale of real estate data, a contract with a fixed revenue stream was allowed to expire.  Management believes that in the long term, the change in strategy will allow for an increase in data sales to this market, however the impact on the third quarter was a reduction in data revenue.  Secondly, a telecommunications client did not renew its contract during the quarter ended December 31, 2004. Additionally, data revenue was particularly strong in the third quarter of last year.

For the nine months ended December 31, 2004, the Company's revenue of $900.5 million increased $167.5 million, or 22.9%, when compared to revenue of $733.0 million in the nine months ended December 31, 2003.  Acquisitions, net of divestitures, contributed 14 percentage points of this 22.9% increase.  Services revenue for the nine months ended December 31, 2004 increased $74.7 million, or
12.9%, while data revenue increased $92.8 million, or 60.3%. The increase in services revenue is primarily attributable to increases in revenue of $26.8 million from clients in the financial services, media and publishing, automotive, telecommunications, background screening and pharmaceutical health industries, an increase of $19.4 million in IT Management revenue and an increase of $13.0 million related to the Claritas Europe and Consodata acquisitions.  All other industries combined resulted in a net $15.5 million increase. The increase in data revenue is primarily attributable to the acquisitions of Claritas Europe and Consodata, which together contributed $91.7 million of data revenue.  The remaining $1.1 million increase in data revenue reflects increases from the
Infobase suite of products and the Allstate Insurance Company offset by decreases in the third quarter as noted above.

During the quarter ended December 31, 2004 new contracts were signed which are expected to contribute annual revenue of $36 million and contract renewals are expected to generate $45 million in annual revenue.

The following table shows the Company's revenue by business segment for each of the periods presented below (dollars in millions):

                                                    For the quarter ended                 For the nine months ended
                                                        December 31,                            December 31,
                                  -------------------------------------------- --------------------------------------------
                                      2004           2003         % Change         2004           2003         % Change
                                  -------------- -------------- -------------- -------------- -------------- --------------
US Services and Data              $      182.6   $      176.2           3.6%   $      544.9   $      507.3           7.4%
International Services and Data           58.5           15.5         276.3           159.8           44.2         261.9
IT Management                             75.3           66.3          13.5           208.6          189.2          10.2
Intercompany eliminations                 (4.0)          (2.8)         41.3           (12.8)          (7.7)         67.0
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Total Revenue                $      312.4   $      255.2          22.4%   $      900.5   $      733.0          22.9%
                                  ============== ============== ============== ============== ============== ==============

US Services and Data segment revenue for the quarter ended December 31, 2004 increased $6.5 million or 3.6% over the quarter ended
December 31, 2003.  The modest year-over-year increase reflects a strong comparable quarter in the year-earlier period  The increase relates principally to the following industries: financial services, media and publishing, background screening and travel and entertainment. US Services and Data segment revenue for the nine  months ended December 31, 2004 increased $37.6 million or 7.4%
over the nine months ended December 31, 2003 reflecting increases in financial services, media and publishing, automotive, background screening, pharmaceutical health and government-related industries.

International Services and Data segment revenue for the quarter ended December 31, 2004 increased $43.0 million or 276.3% over the quarter ended December 31, 2003.  The increase is primarily attributable to the acquisitions of Claritas Europe and Consodata.
International Services and Data segment revenue for the nine months ended December 31, 2004 increased $115.7 million or 261.9% over the nine months ended December 31, 2003.  The increase is again primarily attributable to the acquisitions of Claritas Europe and
Consodata.

IT Management segment revenue for the quarter ended December 31, 2004 increased $9.0 million or 13.5% over the quarter ended
December 31, 2003.  The IT Management segment increased revenue due to growth in existing accounts as well as new business including a significant new contract signed in the second quarter of this fiscal year. IT Management segment revenue for the nine months ended
December 31, 2004 increased $19.4 million or 10.2% over the nine months ended December 31, 2003. The IT Management segment increased revenue for the nine-month period for the same reasons as for the quarter.

Operating Costs and Expenses
The following table presents the Company's operating costs and expenses for each of the periods reported (dollars in millions):

                                                For the quarter ended                   For the nine months ended
                                                     December 31,                              December 31,
                                  -------------------------------------------- --------------------------------------------
                                      2004           2003         % Change         2004           2003         % Change
                                  -----------------------------------------------------------------------------------------
Cost of revenue
     Services                     $      175.0   $      157.1         11.4%    $      507.5   $      470.2           7.9%
     Data                                 52.2           36.7         42.2            153.8          107.9          42.5
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Total cost of revenue               227.2          193.8         17.2            661.3          578.1          14.4
     Selling, general and
       administrative                     46.4           27.1         71.4            141.0           87.6          61.0
     Gains, losses and
       nonrecurring items, net             (.6)          (3.0)       (78.7)            (1.0)          (4.0)        (75.4)
                                  -------------- -------------- -------------- -------------- -------------- --------------
     Total operating costs and
       expenses                   $      273.0   $      217.9         25.3%    $      801.3   $      661.7          21.1%
                                  ============== ============== ============== ============== ============== ==============

The cost of services for the quarter ended December 31, 2004 of $175.0 million increased $17.9 million or 11.4% over the quarter ended December 31, 2003. Cost of services as a percent of services revenue decreased to 77.5% in the quarter ended December 31, 2004 compared to 80.0% in the quarter ended December 31, 2003.  Cost of services was up related to the increase in the IT Management segment revenue, and to new contracts in the US Services and Data segment and, to a lesser extent, the Claritas Europe and Consodata acquisitions. Cost of services for the nine months ended December 31, 2004 increased $37.2 million or 7.9% compared to the nine months ended December 31, 2003.  Cost of services as a percent of services revenue decreased to 77.6% in the nine months ended
December 31, 2004 compared to 81.2% in the nine months ended December 31, 2003.  Cost of services was up related to the increase in the IT Management segment revenue, and to new contracts in the US Services and Data segment and, to a lesser extent, the Claritas
Europe and Consodata acquisitions.

Cost of data includes acquired data, data royalties, compilation and processing costs and the costs of building the Company's various data products.  The cost of data for the quarter ended December 31, 2004 of $52.2 million increased $15.5 million or 42.2%
over the quarter ended December 31, 2003.  Cost of data as a percent of data revenue was 60.3% and 62.4% in the quarters ended
December 31, 2004 and 2003, respectively.  The increase in these costs was primarily attributable to the acquisitions of Claritas
Europe and Consodata, which accounted for $13.2  million of the increase.  During the nine months ending December 31, 2004 cost of data increased $45.9 million or 42.5% as compared to the nine months ending December 31, 2003.  Cost of data as a percent of data revenue was 62.3% and 70.1% in the nine months ending December 31, 2004 and 2003, respectively.  The acquisitions of Claritas Europe and Consodata accounted for $39.6 million of the increase.  Additionally, the cost of data to support the revenue from the Allstate
Insurance Company increased by $3.1 million.

Gross profit margin for services improved to 22.5% in the quarter ended December 31, 2004 which compares with 20.0% for the quarter
ended December 31, 2003.   Gross profit margin for services was 22.4% for the nine months ended December 31, 2004 compared to 18.8%
for the nine months ended December 31, 2003.  The improvement in the gross margin is primarily attributable to revenue growth.

The gross profit margin for data was 39.7% in the quarter ended December 31, 2004 which compares with 37.6% for the quarter ended
December 31, 2003.  In the nine months ended December 31, 2004 the gross profit margin for data was 37.7% compared to 29.9% for the nine months ended December 31, 2003.  The increase in the data gross profit margin is primarily due to the higher margin data business of the recently acquired operations of Claritas Europe and Consodata.

In the quarter ended December 31, 2004 total cost of revenue increased $33.4 million or 17.2% as compared to an increase of $57.2 million or 22.4% in total revenue.  This resulted in a 27.3% total company gross profit margin for the quarter ended December 31,
2004 compared to a total company gross profit margin of 24.1% for the quarter ended December 31, 2003.  For the nine months ending
December 31, 2004 total cost of revenue increased $83.1 million or 14.4% as compared to an increase of $167.5 million or  22.9% in total revenue.  The 26.6% total company gross profit margin for the nine months ended December 31, 2004 compared to a total company gross profit margin of 21.1% for the nine months ended December 31, 2003.

Selling, general and administrative expenses for the quarter ended December 31, 2004 of $46.5 million increased $19.4 million or
71.4% over the quarter ended December 31, 2003. In the quarters ended December 31, 2004 and 2003 selling, general and administrative expense as a percent of total revenue was 14.9% and 10.6%, respectively.  In the nine months ended December 31, 2004 and 2003 selling, general and administrative expense as a percent of total revenue was 15.7% and 11.9%, respectively.  The selling, general and administrative increase included $15.3 million and $40.9 million of expenses related to the Claritas Europe and Consodata acquisitions during the quarter and nine months ending December 31, 2004, respectively.

Gains, losses and nonrecurring items of $1.0 million for the nine months ended December 31, 2004 primarily related to bankruptcy recoveries  from Montgomery Wards.  Gains, losses and nonrecurring items of $4.0 million for the nine months ended December 31, 2003 consisted of the gain on disposal of the Company's Los Angeles outsourcing data center operations of $1.0 million and a recovery from the Montgomery Wards bankruptcy of $3.0 million.

Operating Margins
Operating margin for the quarter ended December 31, 2004 was 12.6% compared to 14.6% for the quarter ended December 31, 2003. The decrease in operating margins reflects the impacts of the nonrecurring gains that were significantly higher last year, higher selling, general and administrative expenses noted above and lower US data margins.  Operating margins for the nine months ended
December 31, 2004  and December 31, 2003 were 11.0% and 9.7%, respectively reflecting higher gross profit margins partially mitigated by higher selling, general and administrative expenses noted above and by lower nonrecurring gains.

Other Income (Expense), Income Taxes and Other Items
Interest expense for both the quarter and nine months ended December 31, 2004 were flat to the comparable period in the prior year.
The Company's weighted-average interest rate on long-term debt was 4.8% at December 31, 2004 and 4.9% at December 31, 2003.

Other, net for both the quarter and nine months ended December 31, 2004 consists primarily of interest income on notes receivable.
For the comparable periods in the prior year, other, net also includes interest income, but is offset by $1.0 million of equity pickup of losses on a joint venture.

The effective tax rate for the quarter and nine months ended December 31, 2004 was 32.1% and 35.6%, respectively.  The tax rate for the quarter and nine months was impacted by adjustments due to filing the Company's fiscal 2004 tax returns.  Tax expense for the nine months ended December 31, 2003 was also impacted by a $6.7 million release of a liability for previously reserved tax uncertainties due to the completion of an audit by the Internal Revenue Service.  Management expects the effective tax rate for the remainder of the 2005 fiscal year to approximate 38%.

The Company is regularly audited by federal and state tax authorities, which, from time to time, results in proposed assessments and/or adjustments to certain of the Company's tax positions.  As a result of certain tax deductions and exclusions taken by the
Company in recent years for which no specific or clear guidance is included in the Internal Revenue Code and the possibility that the Company's position with respect to these deductions and/or exclusions could be challenged and disallowed by tax authorities, the
Company has established a liability to cover its potential exposure from these tax uncertainties.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2004 totaled a negative $16.3 million, compared to a negative $9.8 million at March 31, 2004.  The decrease in working capital is due primarily to an increase in accounts payable, accrued expenses and current installments of long-term obligations, partially offset by increases in accounts receivable and cash and cash equivalents.

Cash provided by operating activities was $179.3 million in the nine months ended December 31, 2004 as compared to $177.3 million in the nine months ended December 31,  2003.  Depreciation and amortization for the nine months ended December 31, 2004 was $139.9 million, compared to $107.7 million in the prior year.  The current year includes $27.3 million in depreciation on equipment under capital leases, compared to $17.5 million in the comparable period in the prior year. Cash flow in the current year was reduced by
$46.4 million due to changes in operating assets and liabilities, compared to an increase in cash flow in the prior year of $11.5 million.

Accounts receivable days sales outstanding ("DSO") was 69 days at December 31, 2004 and 70 days at March 31, 2004 and is calculated as follows (dollars in thousands):

                                                                                       December 31,         March 31,
                                                                                           2004                2004
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       232,815    $       212,387

Denominator:
     Quarter revenue                                                                         312,405            277,837
     Number of days in quarter                                                                    92                 91
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,396    $         3,053
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            69                 70
                                                                                     ================== ===================

Investing activities used $81.8 million in the nine months ended December 31, 2004 compared to $42.8 million in the corresponding prior period. Investing activities in the nine months ended December 31, 2004 included capital expenditures of $9.8 million compared to $12.3 million in the nine months ended December 31, 2003 and capitalized software development costs of $14.5 million compared to
$20.1 million in the prior year.  Cost deferrals were $36.2 million in the nine months ended December 31, 2004 compared to $15.3 million in the nine months ended December 31, 2003. Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as capitalization of costs related to data acquisition, increased $20.9 million in fiscal 2005 primarily due to increases related to capitalization of data acquisition cost, including data acquisition costs of the Company's European operations.

Investing activities in the nine months ended December 31, 2004 reflected net cash paid for acquisitions of $5.6 million related to the acquisition in October 2004 of ChinaLOOP, $5.0 million related to the acquisition in April 2004 of the Consodata German operations, $8.7 million paid to the former owners of Claritas Europe as a result of the preliminary determination of purchased working capital, $2.8 million paid to acquire minority interests in Consodata France, and $1.5 million in fees related to the acquisitions.  Proceeds received from the disposition of operations for the current year consist of collections on a note from the sale of the DMI operations in a prior year.  Investing activities in the nine months ended December 31, 2003 also reflected the receipt of $7.7 million of proceeds from the disposition of operations, which included $6.7 million related to the sale of the
Company's Los Angeles outsourcing data center operation and $1.0 million collections on a note from the sale of the DMI operation in a prior year, and $1.2 million cash received from the Company's health care joint venture, which had been liquidated.  Investing activities in the nine months ended December 31, 2003 also included an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.

With respect to certain of its investments in joint ventures and other companies, Acxiom has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.  Acxiom may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that Acxiom ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($7.7 million at December 31, 2004).

As shown below, during the nine months ending December 31, 2004 and 2003 the Company generated operating cash flow of $179.3 million and $177.3 million respectively and free cash flow was $118.7 million and $130.3 million respectively (dollars in thousands).

                                                                   For the quarter ended        For the nine months ended
                                                                       December 31,                   December 31,
                                                                ----------------------------- -----------------------------
                                                                    2004           2003           2004           2003
                                                                -------------- -------------- ------------- ---------------
Operating cash flow                                             $   82,805     $   79,282     $  179,261    $  177,316
Proceeds from the disposition of assets                                  -             39              -           736
Capitalized software development costs                              (5,706)        (6,510)       (14,534)      (20,141)
Capital expenditures                                                (3,132)        (7,637)        (9,768)      (12,261)
Deferral of costs                                                  (15,502)        (5,312)       (36,225)      (15,344)
                                                                -------------- -------------- ------------- ---------------
     Free cash flow                                             $   58,465     $   59,862     $  118,734    $  130,306
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

Financing activities in the nine months ended December 31, 2004 used $90.4 million as compared to $122.6 million in the nine months ending December 31, 2003 primarily due to reduced levels of treasury stock acquisition and increased sales of common stock. Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $38.2 million during the current period compared to $11.0 million in the nine months ended December 31, 2003. The Company also paid dividends of $10.4 million during the current fiscal year.  The Company recently announced it has raised its quarterly dividend from $0.04 per share to $0.05 per share. Debt payments for the nine months ended December 31, 2004 include $45.5 million in payments under capital leases and installment payment arrangements, compared to $16.9 million in the prior year.

The Company also incurred long-term obligations through non-cash investing and financing activities during the nine months ended
December 31, 2004 of $66.4 million for the acquisition of property and equipment under capital leases and installment payment arrangements to service customers, $18.0 million for the construction of assets under construction loans, and $12.7 million for software licenses acquired under software obligations.  The majority of property and equipment acquired under capital leases is tied to customers' contracts, matching the cash inflows from the customers with the cash outflows for the leases.  For the nine months ended December 31, 2004 management estimates the Company has recognized approximately $20 million in revenue from customers related to these items.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock, for possible future acquisitions, for payments of dividends, and for other general corporate purposes. Subsequent to December 31, 2004, through February
3, 2005, the Company has purchased 1.4 million shares of its common stock.

Credit and Debt Facilities
The Company had available credit lines of $150 million with no outstanding borrowings at December 31, 2004 compared to $16.2 million at March 31, 2004.  The Company's debt-to-capital ratio, as calculated below, was 31% at December 31, 2004 and 33% at March 31, 2004
(dollars in thousands).

                                                                                         December 31,         March 31,
                                                                                             2004                2004
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       292,239    $       293,457
                                                                                     ------------------ -------------------
Denominator:
     Long-term obligations, net of current installments                                      292,239            293,457
     Stockholders' equity                                                                    651,350            587,216
                                                                                     ------------------ -------------------
                                                                                     $       943,589    $       880,673
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             31%                33%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $84.8 million and $73.2 million at December 31, 2004 and March 31, 2004, respectively.

Included in long-term obligations at December 31, 2004 and at March 31, 2004 are the Company's 3.75% convertible notes ("3.75%
Notes") in the amount of $175 million.  The conversion price for the 3.75% Notes is $18.25 per share.  If the Company's common stock price remains above the conversion price, the 3.75% Notes may be converted to equity.

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
Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $8.7 million at December 31, 2004.
Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million, and as of December 31, 2004 the Company has a future commitment for lease payments of $30.3 million over the next ten years.

The Company has completed and occupied a new 97,000 sq. ft. office building and data center in Phoenix, Arizona.  Total construction costs of this facility were approximately $15.5 million. The Company also has begun construction on an additional 30,000 sq. ft data center in Little Rock, Arkansas and it is expected to be completed in fiscal 2006.  Total construction cost of this facility is expected to be $16 million to $17 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  Additionally, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property  The aggregate amount of the guarantees at December 31, 2004 was $5.5 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $2.7 million at December 31, 2004 and $10.0 million at March 31, 2004.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at December 31, 2004 (dollars in thousands).  The column for 2005 represents the three months ending March 31, 2005.  All other columns represent fiscal years ending
March 31.

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009       Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Long-term obligations
    Capital lease obligations  $   11,981   $   43,269    $   21,470   $    7,984   $    2,864   $   12,835   $ 100,403
    Software and data
      license liabilities           4,586       23,341        14,820       13,797        6,932            -      63,476
    Warrant liability                   -            -             -            -            -        1,973       1,973
    Other long-term debt           17,661        3,453         2,624       12,459      174,998            -     211,195
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total long-term
         obligations               34,228       70,063        38,914       34,240      184,794       14,808     377,047
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Operating lease and software
license obligations
    Synthetic aircraft leases         756        3,022         3,022        3,022        3,022       11,388      24,232
    Synthetic equipment and
      furniture leases              1,674        3,001           964          402            -            -       6,041
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total synthetic
         operating leases           2,430        6,023         3,986        3,424        3,022       11,388      30,273
    Equipment operating
      leases                        5,054       12,521         5,054        1,050          169            -      23,848
    Building operating leases       5,290       17,062        16,468       14,976       12,094       65,648     131,538
    Partnerships building
      leases                          537        2,123         2,134        2,144        2,155           46       9,139
    Related party aircraft
      lease                           226          902           376            -            -            -       1,504
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total operating
         lease payments            13,537       38,631        28,018       21,594       17,440       77,082     196,302
    Operating software
      license obligations           2,199        4,995         3,561        3,515        3,515        3,515      21,300
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
        Total operating
         lease and software
         license obligations       15,736       43,626        31,579       25,109       20,955       80,597     217,602
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total contractual cash
obligations                    $   49,964   $  113,689    $   70,493   $   59,349   $  205,749    $  95,405   $ 594,649
                               ============ ============= ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2005         2006         2007         2008         2009       Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Purchase commitments on
  synthetic aircraft leases    $        -   $        -    $        -   $        -   $        -   $   18,397   $   18,397
Purchase commitments on
  synthetic equipment and
  furniture leases                  1,793        2,154           464        1,862            -            -        6,273
Other purchase commitments         65,871       28,620        23,349       18,239        5,546        9,706      151,331
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total purchase commitments     $   67,664   $   30,774    $   23,813   $   20,101   $    5,546   $   28,103   $  176,001
                               ============ ============= ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance
(approximately $3.5 million at December 31, 2004) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2004 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         2,105

Residual value guarantee on synthetic aircraft lease                                                              6,639

Residual value guarantee on related party aircraft lease                                                          3,523

Guarantees on certain partnership and other loans                                                                 5,459

Outstanding letters of credit                                                                                     2,663

The total of loans "on certain partnerships and other loans," of which the Company guarantees the portion noted in the above table, are $13.4 million.

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

Acquisitions and Divestitures

Subsequent to December 31, 2004 the Company acquired SmartDM Holdings, Inc. ("SmartDM") and it's wholly-owned subsidiaries, Smart
DM, Inc. and SmartReminders.com,Inc.  SmartDM is a full-service direct marketing company based in Nashville, Tennessee that offers comprehensive direct marketing services and information management for mid-sized companies.  The aggregate purchase price was approximately $21.5 million consisting of $19.8 million paid in cash and $1.7 million in Acxiom common stock. The acquired company's revenue is currently approximately $14 million per year. The operations of the acquired business will be included in the Company's operations beginning January 1, 2005.

On October 25, 2004 the Company acquired ChinaLOOP, a business intelligence, customer relationship management and data management company.  ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.  ChinaLOOP's clients include a number of China-based and multi-national companies.  The purchase price was approximately $7.4 million consisting of $5.6 million paid in cash (net of cash acquired) and warrants with an estimated value of $1.8 million.  The warrants provide for the purchase of 100,000 shares of the
Company's stock at a price of $15 on or after November 1, 2007.  Exercise of the warrants is contingent on certain performance criteria of the acquired business. The warrants also provide the warrant holders with certain rights to additional warrant shares if the price of Acxiom stock upon exercise of the warrant is less than $30 per share. The warrants expire October 24, 2014.  The operations of the acquired business are included in the Company's operations beginning November 1, 2004.  The acquired company's revenue is currently approximately $2 million per year.

On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and Spain, from
Turin-based Seat P.G., one of the world's leading multi-platform directories companies.  The acquisition of the Consodata German operation was completed on April 13, 2004.  Both acquisitions were accounted for as purchases.  The total net consideration was approximately $31.9 million, net of cash acquired.

On January 5, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.
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

Subsequent to March 31, 2004 the Company has made additional payments in the amount of $8.7 million to the former owners of Claritas
Europe, as a result of the preliminary determination of purchased working capital.  In addition, the Company has made a tender offer to the minority shareholders of Consodata France, under which it has paid approximately $2.8 million for the minority shareholders'
interests.  The tender offer has been completed and most of the minority interests have been acquired.  The minority shareholders'
interests which remain may yet be acquired during a final closing indemnity period.  The Company expects to pay up to approximately
$1.2 million for the remaining minority shareholders' interests. In addition, the Company has paid legal and other professional fees related to the two acquisitions of $1.5 million since March 31, 2004. These additional purchase price payments have been and will be allocated to goodwill in the period of payment.

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
Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  Under a second letter agreement, executed in 1994 in connection with an amendment to the 1992 agreement, which continued the then-current term through 2002, Acxiom agreed to use its best efforts to cause two people designated by
TransUnion to be elected to Acxiom's board of directors.  During the quarter ended September 30, 2004, the agreement was extended to run through December 31, 2010.  In conjunction with the latest amendment, Acxiom is now only required to use its best efforts to cause one designate by TransUnion to be elected to the board.  Effective September 30, 2004 the Company amended a previous data supply agreement with TransUnion under which it will acquire data from TransUnion through December 31, 2010.  The Company will pay
TransUnion $5.5 million per year for data over the contract period. In addition to these agreements, the Company has other contracts with TransUnion related to data, software and other services.  Acxiom recorded revenue from TransUnion of $68.5 million  and $57.5 million for the nine months ending December 31, 2004 and December 31, 2003, respectively.

See note 14 to the consolidated financial statements contained in the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-US Operations

With the acquisitions of the Claritas Europe group of companies, the Consodata acquisition, and the ChinaLOOP acquisition the
Company now has a larger presence in the United Kingdom and France, and a new presence in The Netherlands, Germany, Spain, Portugal,
Poland and China.  Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company's revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into
U.S. dollars are included in accumulated other comprehensive income.  Exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Recently Issued Accounting Pronouncements and Tax Law Changes

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123,
"Share-Based Payment" ("SFAS No. 123R").  SFAS No. 123R is required to be adopted by the Company in the second fiscal quarter of fiscal 2006, which is the quarter beginning July 1, 2005.

SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award.  Prior to adoption of SFAS No. 123R, the Company has accounted for its stock-based compensation plans under Accounting
Principles Board Opinion No. 25 and its related interpretations, under which no compensation cost has been recognized by the Company for any of its stock options.  SFAS No. 123R supercedes Opinion No. 25 and eliminates the use of the intrinsic value method.

Under the provisions of SFAS No. 123 before its recent revision, the Company included footnote disclosures of the effects on the
Company's earnings that would have occurred if SFAS No. 123 had been adopted by the Company.  See note 7 to the condensed, consolidated financial statements for this disclosure.

During the quarter ended September 30, 2004, the Company's compensation committee took several actions regarding the Company's stock option plan, including vesting out of the money options and significantly reducing the number of options to be issued as part of the
Company's annual long term incentive (LTI) plan.  Specifically, the committee voted to vest the unvested 2.1 million options which were out of the money with options prices greater than $22.33.  The compensation committee considered a number of factors in making their decision, including the anticipated issuance and implementation of the revision to SFAS No. 123.  By vesting all options which were out of the money, the expense under SFAS No. 123 is reflected only in the footnote disclosure, and therefore, the future expense to be recorded once the revised SFAS No. 123 is effective is reduced.

When the committee first began granting premium-priced options in 1993, the options had vesting periods of nine years and were granted one-fourth at market value, one-fourth at a 50% premium over market, and one-half at a 100% premium over market. In 1997, in order to make the plan more competitive, the committee changed the percentages so that one-half of all LTI grants were made at market, with one-fourth at a 50% premium over market, and with one-fourth at a 100% premium over market.  In 1999, again to address the competitiveness of the plan, the committee changed the premium levels so that one-half of the LTI grants were made at market, with one-fourth being made at a 25% premium over market, and one-fourth at a 50% premium over market.  Also in 1999, the Company changed the vesting period from nine to six years. The committee's intent in the original plan, as well as subsequent changes to the plan, is to design a plan that aligns the leaders' interests with stockholders' interests, as well as to motivate, retain and attract key leaders. As a result of the premium-priced options and long vesting periods inherent in the plan, a number of unvested options were well under water (including some with exercise prices at $62.06).  The long vesting periods increase the amount of stock-based employee compensation expense to be recorded under SFAS 123R because, even though many of those premium-priced options were issued over four years ago, the Company would still incur expense for these options for two to three more years.  To help mitigate the expense associated with these stock options, the committee determined that vesting these underwater options was appropriate.  As noted above, the compensation committee also modified the LTI compensation plan such that the Company expects to issue fewer options beginning in fiscal 2006.

The revised SFAS No. 123 was issued in December 2004.  The Company is evaluating the new standard and has not yet determined whether there will be any further changes to these plans as a result of implementation of the revised standard.  Therefore, the Company is unable to predict the ultimate impact on its financials of expensing stock options as the new standard requires.

On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006.  The Company has started an evaluation of the effects of the repatriation provision;  however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.  If the Company does decide to repatriate earnings under this provision, the impact to the company will be to increase tax expense for the period of repatriation by some amount.  The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $20 million.  The related potential range of income tax is between zero and $3.5 million.

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
  o   the possibility that economic conditions in general will not be as expected;
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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both December 31, 2004 and March 31, 2004, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

As noted in note 3 to the condensed, consolidated financial statements, the Company completed the acquisition of Claritas Europe in
January 2004, Consodata in March and April, 2004, and ChinaLOOP in October 2004.  As a result of these acquisitions, the Company now has a larger presence in the United Kingdom and France and new presence in The Netherlands, Germany, Spain, Portugal, Poland and
China. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom's future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (a)      In connection with the Company's acquisition of ChinaLOOP on October 25, 2004, the Company issued warrants to purchase 100,000 shares of the Company's common stock at a price of $15 on or after November 1, 20007.  Exercise of the warrants is contingent on certain performance criteria of the acquired business.  The warrants also provide the warrant holders with certain rights to additional shares if the price of Acxiom stock upon exercise of the warrant is less than $30 per share.  The warrants expire October 24, 2014 and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

         (b)      Not Applicable

         (c)      The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

                                                                Total Number of Shares      Maximum Number (or Approximate
                                Total Number   Average Price     Purchased as Part of        Dollar Value) of Shares that
                                  of Shares         Paid       Publicly Announced Plans     May Yet Be Purchased Under the
                 Period           Purchased       Per Share         or Programs                   Plans or Programs
         ------------------------------------- --------------- -------------------------- --------------------------------
         10/1/04 -- 10/31/04         10,000    $       23.63            10,000                       $    81,188,831
         11/1/04 -- 11/31/04              -                -                 -                            81,188,831
         12/1/04 -- 12/31/04        100,000            26.04           100,000                            78,584,698
                                -------------- --------------- -------------------------- --------------------------------
               Total                110,000    $       25.82           110,000                       $    78,584,698
                                ============== =============== ========================== ================================

         The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on October 30,
         2002.  Since that time, the Board and the Company's lenders have approved increases in the maximum dollar amount which may be repurchased from $50 million to $200 million.  The repurchase program has no designated expiration date.

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

                                                          Acxiom Corporation

Dated:  February 7, 2005                                                By:      /s/ Jefferson D. Stalnaker
                                                                           -----------------------------------------------------
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

