Form 10-K
period 2005-03-31
ACXIOM CORP
filed 2005-06-13
CIK 733269

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

         For the fiscal year ended March 31, 2005
                                                                  OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                                               Commission file number 0-13163

                                                     ACXIOM® CORPORATION
                                   (Exact name of registrant as specified in its charter)

                              DELAWARE                                                         71-0581897
        (State or other jurisdiction of incorporation                           (I.R.S. Employer Identification No.)
                  or organization)

         1INFORMATION WAY, P.O. BOX 8180, LITTLE ROCK, ARKANSAS                                72203-8180
              (Address of principal executiveoffices)                                          (Zip Code)

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
Yes [ X ] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of September 30, 2004 as reported on the Nasdaq National Market, was approximately $1,791,009,000.  (For purposes of determination of the above stated amount only, all directors, executive officers and
10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 10, 2005, was 87,924,800.

                                                   [THIS SPACE LEFT BLANK INTENTIONALLY]
                                                                2

Table of Contents                                                                                                 Page

Documents Incorporated by Reference ...........................................................................     4

                                               Part I

                                               Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

                                             Part III

Item 10. Directors and Executive Officers of the Registrant ...................................................    34

Item 11. Executive Compensation ...............................................................................    34

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters...............................................................................................    34

Item 13. Certain Relationships and Related Transactions .......................................................    34

Item 14. Principal Accountant Fees and Services ...............................................................    34

                                               Part IV

Item 15. Exhibits and Financial Statement Schedules............................................................    35

Signatures ....................................................................................................    38

Financial Supplement ..................................................................................... F-1 - F-68

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom's Proxy Statement for the 2005 Annual Meeting of Shareholders ("2005 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

                                                                SUMMARY

Acxiom Corporation (Nasdaq: ACXM) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are
Customer Data Integration (CDI) technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the
United States and Europe, and in Australia and China.

Our sophisticated information management capabilities enable our clients to use information to improve their business decision-
making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to maximize the value of their customer relationships and increase their profits.

Our client base in the U.S. consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries.  We help our clients with:

o        Marketing solutions built on our Acquisition and Customer Marketing database framework for:
                -        Customer acquisition
                -        Customer growth and retention
                -        Multi-channel integration

o        Development of analytical tools and marketing support infrastructure to help them better understand their prospects and customers

o        Creation of a single customer view through our customer recognition solutions

o        Database design, data content and data quality through our Customer Data Integration solutions, which include our AbiliTec®
         and InfoBase® offerings, as well as our Acquisition and Customer Marketing database framework

o        Large-scale data and systems management through strategic IT infrastructure outsourcing

o        Re-engineering of clients' information technology capabilities and development of their "data factories"

Our solutions are designed to meet the specific needs of our clients and the industries in which they operate.  We believe that we offer our clients the most technologically advanced, accurate and timely solutions available.  We enable businesses to develop and deepen customer relationships by creating a single, comprehensive customer view that is accessible, in real time, throughout the organization.  We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process.

Information Services Industry

We believe the following trends and dynamics in the information services industry will continue to provide us with growth opportunities:

o        Information as an asset in Customer Relationship Management

o        Customer Data Integration recognized as "central to success" in CRM

o        Customer recognition becoming a paramount concern

o        Increasing amounts of raw data to manage

o        Growth in technology partnering

o        Evolution of one-to-one marketing

Competitive Strengths

We intend to reinforce our position as a leading provider of customer and information management solutions by capitalizing on our competitive strengths, which include:

o        Ability to design, build and derive business intelligence from large-scale databases, leveraging our Customer Information
         InfrastructureSM  (CII) grid technology and our Acquisition and Customer Marketing database framework

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

Growth Strategy

Using our competitive strengths, we are continuing to pursue the following strategic initiatives:

o        Reinforce our leadership in building Customer Data Integration products and services, fully implement our Customer
         Information Infrastructure grid technology, and leverage our information management consulting and analytics capabilities

o        Encourage the sales and marketing of all of our products and services under the "One Acxiom" concept, thereby capturing cross-selling opportunities

o        Further penetrate existing and new client industries and continue development of applications for fraud detection, risk management, privacy and security

o        Continue to expand data content

o        Continue to pursue international opportunities, and expand our products and services so that our multinational clients can utilize Acxiom offerings globally

o        Continue to seek alliances and acquisitions

o        Expand our capabilities to provide more integrated campaigns, including digital marketing and mid-tier marketing services capabilities

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

We must continue to improve and gain market acceptance of our technology in order to remain competitive and grow.

The complexity and uncertainty regarding the development of new technologies affects our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of innovative products and technology.  We are also potentially affected by:

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

o        the impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geographies where our products and services are deployed.

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

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from the increasing public concern over consumer privacy issues.
In the U.S., both the Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data.  In most of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting some kinds of data.  It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients' requirements, potentially resulting in decreased revenues, net income, and earnings per share.

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

General economic conditions and world events could result in a reduced demand for our products and services.

As a result of the economic recession which began in 2001, we experienced a reduction in the demand for our products and services as our clients looked for ways to reduce their expenses.  Although the economy has improved significantly, how our clients procure our products and services has changed in some instances.  Many clients are negotiating their contracts through a contracts procurement representative rather than through their business leaders.  In the face of increasing demands by clients for price reductions and discounts, we are challenged with pricing our products and services so as to be able to make reasonable profits.  We likewise continue to be challenged with controlling our expenses, given that a significant portion of our costs are fixed.  If we are not successful in meeting these challenges, we could suffer lower net income and earnings per share.  In addition, world events such as the conflict in Iraq and the continuing threats of terrorism may have a negative impact upon the economy in general and upon our business as well, if our clients become hesitant to embark on discretionary spending programs.

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

While approximately 74% of our total revenue is currently derived from client contracts with initial terms of at least two years, these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates.  Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from customers with long-term contracts is not necessarily "fixed" or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers.  In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

Our operations outside the U.S. subject us to risks normally associated with international operations.

We conduct business outside of the United States.  During the last fiscal year, we received approximately 18% of our revenues from business outside the United States.  In fiscal 2004 we completed the European acquisitions of Claritas Europe and Consodata S.A., and in fiscal 2005 we acquired ChinaLOOP in Shanghai, China.  As part of our growth strategy we plan to continue to pursue opportunities outside the U.S.  Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control.  These factors include legislative, judicial, accounting, regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements.  In order to successfully expand non-U.S. revenues in future periods, we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances.  To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited, and our operating results could be materially adversely affected.
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

Our ability to protect our data centers against damage from fire, power loss, telecommunications failure or other disasters is critical to our future.  The on-line services we provide are dependent on links to telecommunication providers.  We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations.  Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients' requirements, which could result in decreased revenues,net income, and earnings per share.

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

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases.  The last increase in the U.S. was in June 2002.  While no further increases are expected until 2006, it is possible that increases could occur in 2005.  Postal rate increases could force direct mailers to mail fewer pieces and to target their prospects more carefully.
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

Processing errors or delays in completing service level requirements could result in negative financial consequences.

Processing errors could result in the issuance of credits to clients, the re-performance of work, and/or the payment of damages.
Likewise, the failure to meet contractual service level requirements or to meet specified goals with contractual timeframes could result in monetary penalties or lost revenue.

                                                           ACXIOM'S BUSINESS

Overview

We integrate data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world.  The core components of Acxiom's innovative solutions are Customer Data Integration
(CDI) technology, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States and
Europe, and in Australia and China.

Our sophisticated information management capabilities enable our clients to use information to improve their business decision-
making processes and to effectively manage existing and prospective customer relationships, thereby positioning them to maximize the value of their customer relationships and increase their profits.  Our solutions are customized to meet the specific needs of our clients and the industries in which they operate.  We believe that we offer our clients the most technologically advanced, accurate and timely solutions available.

Information Services Industry

In today's technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses.  The information services industry provides a broad range of products and services designed to help companies manage customer relationships.  Acxiom's combination of technology, services, and premier data content allow us to provide the Customer Information Infrastructure (CII) that enables our clients to efficiently access and manage information throughout the enterprise.  We're doing this on an increasingly global scale as our clients ask us to provide the same services we've delivered in the U.S. to their global efforts.  The ability to create global solutions was the driving motivation behind our recent acquisition of ChinaLOOP, which has provided us with a presence in China, as well as the acquisitions in fiscal
2004 of Claritas Europe and Consodata, which solidified our presence in the European market.

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

Information as an asset in Customer Relationship Management

More and more companies are realizing that the various types of data they gather and maintain - customer, product, financial, sales and marketing - can be a competitive resource for acquiring and retaining customers, provided that the information is well maintained and optimized throughout the organization.  Gone are the days when companies thought they could buy a piece of Customer
Relationship Management (CRM) software and instantly have better relationships with their customers.  Today, companies understand that CRM is a business strategy, not a piece of software, and that management of their information assets is one of the keys for turning the promises of CRM success into reality.  In fact, Gartner, Inc., a leading international industry analytical, research and advisory firm, reported recently that without adequate resources to focus on data quality, an organization's CRM efforts will not be successful.

Gartner reports that the key to enterprises being able to deal effectively with their customers is to know them - who their customers are, what they want and why they want it.  It is also critical, says Gartner, to know how to use that information.  The more enterprises know about their customers, the more they can do with that information to improve the likelihood of sales and improve the levels of service.  In a recent report entitled "CRM Demands Data Cleansing" (Ted Friedman, Scott Nelson, and John
Radcliffe, December 3, 2004), Gartner cites a case study in which a manufacturing industry company incorrectly labeled a subset of its large customers, which caused them to be overlooked in a market segment analysis.  The resulting lack of interaction with that customer segment cost the manufacturer $5 million in revenue in one year.

Customer Data Integration recognized as "central to success" in CRM

Gartner reports that CRM projects  usually require various organizations within a company to work together around a shared single view of the customer, and that without the right customer information at the right time, it's difficult to realize the goals a company has for its CRM efforts - regardless of company size, market leadership, or merger and acquisition history.  Therefore, creating and leveraging a single customer view for operational, marketing and analytical purposes is critical to successfully target, acquire, develop and retain customers - the key goals for any customer-centric solution.  That single customer view can only be obtained through customer data integration (CDI). Gartner goes on to state that CDI will remain a business imperative for most organizations, and that CEOs are demanding the single customer view that will make their customer-centric initiatives work.

CDI can best be described as the combination of the technology, processes and services needed to create and maintain an accurate, timely and complete view of the customer across multiple channels, business lines and, potentially, enterprises, where there are multiple sources of customer data in multiple application systems and databases.  In different ways, both the real-time enterprise and business process fusion depend on having this "single view of the customer."  The ability to successfully target, acquire, develop and retain customers depends on the availability, at the time and place of need, of high quality, comprehensive, up-to-date customer information and insight.

CDI's critical role in CRM is reflected in one of Gartner's Strategic Planning Assumptions, which says that, through 2008, the creation of an accurate, timely and rich single view of the customer across channels and lines of business will be a key enabler for reducing costs, managing risk, and increasing revenue and profitability in customer-centric organizations.

Customer recognition becoming a paramount concern

How does a company know that the customer on the phone is the same one that was on its Web site one hour ago?  Is it the same person, or is it just someone using that customer's computer?  Gartner concludes that enterprises need to have an ID system that allows them to link all interactions with a customer quickly and accurately.  Such a constant ID system will be necessary, says
Gartner, to take advantage of an environment where technology is modified to that customer's desires and, in the process, enabling the enterprise's CRM system to have a chance to truly support them.  If an enterprise cannot be sure of who the customer is, and how to link that customer to the database and profiles it has created, Gartner predicts that the enterprise's investments in CRM will be seriously compromised.

Another application for Customer Recognition solutions is in a company's efforts to combat fraud and identity theft. As customer contact channels proliferate and data volumes continue to increase, the opportunity for fraudulent activity multiplies.  Customer recognition capabilities are an important tool to verify that customers are who they say they are.  As reports of instances of identity theft continue to increase, enterprise risk management has become a top concern for financial services firms.

Increasing amounts of raw data to manage

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

o        taking advantage of world-class expertise in particular specialty areas

o        benefiting from the cost efficiencies of outsourcing

o        avoiding the organizational and infrastructure costs of building in-house capability

o        benefiting more from the latest technologies

Evolution of one-to-one marketing

Advances in information technology, fragmentation of the media, combined with the ever-increasing amounts of raw data and the changing household and population demographics in the United States, have spurred the transition from traditional mass media to targeted one-to-one marketing.  One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message.  The Internet has rapidly emerged as an ideal one-to-one marketing channel.  It allows marketing messages to be customized to specific consumers and allows marketers to make immediate modifications to their messages based on consumer behavior and response.  In many cases, digital marketing can also accomplish these objectives far more cost effectively than existing marketing media.

Competitive Strengths

We believe we possess the following competitive strengths that allow us to benefit from the industry trends described above and offer solutions to the information needs of our clients:

Ability to design, build and derive business intelligence from large-scale databases, leveraging our Customer Information
Infrastructure grid technology and our Acquisition and Customer Marketing database framework

Acxiom has extensive experience in designing, developing, managing and operating massively large-scale databases for some of the world's largest, most successful companies, including Allstate, CitiGroup, GE Finance, Federated Department Stores, IBM and Sears.
Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information.  We currently manage 2.2 petabytes of storage, which includes over
760 terabytes of database solutions.  A terabyte is approximately one trillion bytes, and is the scale often used when measuring large computer storage.  A petabyte is the equivalent of 1000 terabytes, or one quadrillion bytes.

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

To complement our historical database expertise, we have developed our Customer Information Infrastructure (CII), which includes a large collection of commodity servers working together in an internal network.  CII provides our clients with a secure, high-performance, usage-based, on-demand computing solution where data is practically actionable upon receipt.  CII's proven, grid-based solution provides the functions of a traditional computer such as storage, computations, security, and data management, with significantly faster performance and with much more efficiency.  It enables high performance, unlimited scalability and maximum adaptability in a secure environment:

         Performance - The grid-based architecture uses commodity-based servers to replicate the performance of a supercomputer that would cost many times more.  When clients need to increase their processing capability, we simply allocate an additional "node" or personal computer processor to the grid, rather than having to invest in another large, expensive computer.  Jobs that could take up to eight hours on a mainframe can be completed in 20 minutes in the grid.

         Scalability - The grid-based architecture allows us to add additional storage as clients need it, thereby providing on-demand capacity.  This enables our clients to store historical data for use in trending, modeling and analytics, creating more sophisticated and accurate models than ever before.  The scalability works both ways; if less storage space is needed, we can scale back the amount of grid dedicated to a particular client.

         Adaptability - The CII solution is comprised of a standard set of components and tools.  Using these "plug and play"
components, it is easier and faster to set up new, repeatable and powerful processes into CII.  The standard framework can be easily configured for a specific client or industry as needed.

         Security - Our security objective within CII is that no Acxiom- or customer-owned intellectual property (i.e., data, software, or algorithms) stored in or in transit to/from the CII can be copied or moved outside the CII in a usable format without appropriate authentication and authorization.

Grid technology works by breaking down large jobs into smaller, separate tasks, then assigning them to computers linked together in the grid.  Large mainframe computers process jobs linearly, i.e., they must first complete one task before going on to the next.
Grids, on the other hand, can process separate tasks simultaneously, thereby providing much faster results. Additional servers connected through the grid can be called into service as needed to assist during peak workload periods, thereby making the most of their combined available power.  Utilization of the grid enables our clients to avoid multi-million dollar up-front investments in servers, resulting in significant cost savings.  In addition, the grid enables us to offer our services to a broader range of clients, including companies whose processing needs are on a much smaller scale than that of our historical clientele.  With CII, raw data can be turned into actionable, intelligent information much more quickly than with traditional mainframe processing.  Fresh data can rapidly be incorporated into models and analytics.  Clients can scale up or down as they need it, thereby providing greater flexibility than was ever possible in traditional environments.

We provide both traditional batch marketing solutions as well as real-time solutions, both via our Acquisition and Customer
Marketing database framework.  We believe that through this framework -- which leverages large-scale databases, CII, InfoBase and
AbiliTec -- Acxiom is leading the industry in a fundamental shift from traditional linear campaigns to continuous campaign management.  We offer our clients weekly, daily and even real-time updates, thereby dramatically increasing the frequency with which they can execute marketing campaigns.  The competitive advantage that may be gained by our clients is improved marketing offers that drive a greater response, in addition to increasing the timeliness of campaigns and the revenues generated.  Through our real-time marketing solutions, clients are able to get a consistent and immediately available customer view and decision engine that helps them make effective, instantaneous marketing offers, based on comprehensive business rules, across all of their front-office applications.

Before CII, technology was a dominant constraint on implementation and execution of customer-centric data management strategies, forcing trade-offs in speed, or efficiency of a customer management solution.  With CII, the technology barriers and resource inefficiencies are virtually eliminated for our clients, thus allowing them to focus on obtaining true customer insight with virtually no processing or performance constraints.  Currently, nearly all of our clients are having at least some work processed in the grid, and management is focused on rapidly moving as much customer processing to the grid as possible.

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

As the basic infrastructure for integrated CRM solutions, AbiliTec allows the linking of disparate databases across a client's business and makes possible personalized, real-time CRM at every customer touch-point.  We believe that AbiliTec's unprecedented scope, accuracy and speed contributes to Acxiom being established as the Customer Data Integration leader, using AbiliTec both as an internal processing tool and as the enabler of the single customer view that drives true, one-to-one marketing.

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

Real-time customer recognition software and infrastructure

Acxiom continues to expand its real-time multi-channel Customer Data Integration and customer recognition capabilities with products and services such as our Acquisition and Customer Marketing database solutions.  This suite of software and infrastructure capabilities allows our clients, in real time, to integrate their existing databases together in ways that have previously been difficult or impossible.  Our Customer Data Integration and customer recognition technologies allow our clients and us to integrate data directly into CRM applications, including:

 •        Customer analysis                            •        Campaign management
 •        Interactive web pages                        •        Point-of-sale
 •        Call centers                                 •        Customer service automation
 •        Direct mail                                  •        Sales force automation

Secure delivery of information over the Internet or via private network, as opposed to traditional delivery through CD-ROM, floppy discs, tape cartridges or tapes, significantly reduces the turnaround time from days to minutes or sub-seconds and reduces the operating costs associated with extended processing and turnaround.

Accurate and comprehensive data content

We believe that we have the most comprehensive and accurate collection of United States consumer, property and telephone marketing data available from a single supplier.  We believe we process more mailing lists than any company in the United States.  Our Info-
Base consumer database contains approximately 17 billion data elements, which we believe covers almost all households in the United
States.  Our real estate database, which includes most major United States metropolitan areas, covers approximately 70 million properties in a majority of the states.  We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for listed business and consumer telephone numbers in the United States and Canada.  Our clients use this data to manage existing customer relationships and to target prospective customers.

Acxiom's offerings in Europe are closely aligned with those in the U.S.  The acquisitions of Claritas Europe and Consodata S.A. have significantly enhanced Acxiom's offerings in terms of data services and customer information throughout Europe.  Acxiom provides leading customer information in the seven European countries in which it now has physical operations, including the United Kingdom,
France, The Netherlands, Germany, Spain, Portugal, and Poland.  The customer information and segmentation offerings are similar to
Acxiom's InfoBase in the U.S. and in the U.K.  While there are some differences between InfoBase in the U.S. and the U.K. and differences country-to-country for the InfoBase equivalents that have been acquired with the Claritas Europe and Consodata acquisitions, the core value proposition to Acxiom clients remains the same regardless of location.

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

Through our recent acquisition of ChinaLOOP, we hope to become one of the premier data providers in China.  ChinaLOOP is a business intelligence, customer relationship management and data management company headquartered in China.  It provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing. ChinaLOOP's clients include a number of China-based and multi-national companies.

Comprehensive IT Outsourcing Services

We offer clients comprehensive, integrated information management solutions tailored to their specific needs.  Our total solution approach is a competitive strength because it allows our clients to use a sole service provider for all of their information management needs.  Our information technology solutions cover the computing requirements of our clients, ranging from full mainframe and midrange information processing centers to desktop applications.  We currently operate several large mainframe and server data centers, manage numerous networks and host Internet applications.  We offer information management services, primarily to clients in the United States, in the following areas:

 •        Mainframe platform operations                 •        Redundant infrastructure availability services
 •        Client/server platform outsourcing            •        "Data Factory" reengineering to grid computing
 •        Network management                            •        Web hosting management

Our information technology solutions help consumer-focused companies reduce costs, access leading-edge technology and resources, increase flexibility and minimize risk.  Our outsourcing solutions include IT Infrastructure Outsourcing, Customer Relationship
Management, Business Process Outsourcing, and Data Factory Transformation Outsourcing, powered by Acxiom's grid technology which enables our clients to serve their own customers better, faster and cheaper.

Data-intensive companies are operating in an increasingly competitive marketplace that demands customer data be more accurate and complete, better decisions be made more quickly, new products be developed and brought to market faster, and information technology meet the needs of the business more readily.  At the core of our Data Factory Transformation solution is our grid technology that is designed to help our clients reach a new level of competitiveness.  Acxiom's solution combines what we believe to be the most advanced grid-enabled architecture available for data processing with our leading customer data management capabilities.

Ability to attract and retain talent

We believe our progressive culture allows us to attract and retain top associates, especially those in technology fields where critical technical skills are scarce.  Our culture is based on core values that include leadership, teamwork, innovation and integrity.  Our company goals include creating value for our associates, clients and stockholders.  We strive to create value for our

                                                                15
associates by building a progressive work environment where we inspire, empower, challenge and recognize them.  In addition to our culture, our extensive geographic presence, with locations in the United States, Europe, China and Australia, has enhanced our ability to attract talented associates.

We have consistently been recognized for our leadership in a number of areas, including technical innovation and marketplace excellence, and we continued to receive such honors in 2004 and 2005.

For our innovation in the use of grid-computing applications, we received the Data Warehousing Institute's 2004 Best Practices Award
for "Radical Data Warehousing/Business Intelligence."  We were also named as a finalist in the "Most Innovative Company" category by the 2004 American Business Awards for our continued development of grid computing systems for large commercial applications, as well as for our long-term contributions to protection of consumer privacy.  We were also a finalist in the 2004 American Business Awards.
Acxiom leaders were invited to speak at a number of prestigious events, including the Grid Today 04 conference in Philadelphia, regarding our grid technology.  Publications as diverse as Fortune, Database Trends & Applications, and Internet Retailer have recognized our leadership role in the new grid-based technology. Acxiom was named to the 2004 CIO 100 ranking of top companies that best demonstrate organizational agility, and we were recognized by CRM magazine as a Data Quality Market Leader.

Significant awards announced since January 2004:

o        Acxiom was named a finalist in the 2005 Computerworld Honors program based on an independent case study for grid computing

o        CIO 100 - CIO magazine ranked Acxiom among the CIO "Agile 100" for demonstrating measurable results in the use of IT to enable and support organizational agility

o        CRM Data Quality Market Leader Award - CRM magazine honored Acxiom for leading the data quality market from a CRM standpoint

o        Top 100 Best Places to Work in Information Technology - Acxiom made Computerworld magazine's list in 2004, following appearances in 2001 and 2000

o        InformationWeek 500 - Acxiom made this list in InformationWeek magazine , a revenue-based ranking of the most innovative corporate users of information technology

o        DM Review 100 - DM Review magazine ranked Acxiom in 2004 among the top companies in the business intelligence industry as chosen by DM Review readers, following appearances in  2003, 2002, 2001 and 2000

o        TDWI Best Practices in Data Warehousing "Radical Data Warehousing/Business Intelligence" Award - Data Warehousing Institute
         (TDWI) honored Acxiom in 2004 for innovation in the use of grid-computing applications

o        Check Point Customer Excellence Award - Check Point Software Technologies Ltd. Bestowed this award for cutting-edge security practices

Growth Strategy

Using our competitive strengths, we are pursuing a strategy that includes the following initiatives:

Reinforce our leadership in building Customer Data Integration products and services, fully implement our Customer Information
Infrastructure powered by grid technology, and leverage our information management, consulting and analytics capabilities

                                                                16
Our primary initiatives are AbiliTec-driven Customer Data Integration solutions, combined with our traditional consulting and analytical services.  We provide strategic consulting to our clients regarding creation and measurement of CRM programs and the related infrastructure, particularly in the financial, banking and retail communities, and in the privacy arena.

We have developed our Customer Information Infrastructure grid technology in order to provide our clients with the fastest, most accurate and current customer information possible.  This revolutionary solutions architecture has greatly increased our processing efficiency, making warehousing and accessing vast data stores far easier and more affordable than ever before.  This technology enables us to provide our clients with what we believe to be the industry's most accurate and cost-effective means to integrate their customer and prospect data across the entire organization.  We then provide the capability to further enhance and add decision-making intelligence to that data with external data, including our InfoBase data products.  In Europe, all of these
Customer Data Integration processes can take place in a traditional batch mode or in real time over the Internet or via private network.

Our technologies are available to a broad range of clients that desire to better manage their existing and prospective customer relationships and to integrate disparate databases.  We are continually developing AbiliTec-enabled solutions to improve data quality, streamline production, reduce costs and increase the efficiency of our clients' marketing and database initiatives.

We are marketing AbiliTec, InfoBase, and our Acquisition and Customer Marketing database services through our internal sales organization as well as through our strategic alliances, including leading CRM software solution providers such as IBM and SAS
Institute, and systems integrators such as Accenture and IBM.  Each of these Acxiom products can be integrated directly into the decision systems offered by our strategic alliance partners to enhance their unique value proposition to their customers. This alliance partner strategy provides the potential for us to extend the scope of our services in our existing markets and expand our client base.  We have developed the Opticx® process which allows clients to rapidly determine their data quality and the potential return on their investment in our Customer Data Integration solutions.

Encourage the sales and marketing of all of our products and services under the "One Acxiom" concept, thereby capturing cross-
selling opportunities

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

Our clients expect information management solutions tailored to the needs of their particular industry.  We have developed specific knowledge for the industries we serve, including the financial services, insurance, information services, direct marketing, media, retail, technology, telecommunications, automotive, and pharmaceuticals/healthcare industries.  We expect to continue to expand our presence in these industries as well as to penetrate other industries as their information management needs increase.  Other industries which we believe are undergoing changes that will increase the need for data and information management services include the e-commerce, packaged goods and entertainment sectors.  We also believe our products and services complement and are adaptable to the identity verification systems of prospective clients in industries or businesses concerned about security management, including travel, special events management and building security.

We believe that in the post-September 11 environment, certain governmental agencies have a need for the type of data integration solutions enabled by AbiliTec in the areas of fraud detection and identity verification.  Since September 11, 2001, we have been actively pursuing government contract work in this regard, and continue to view this sector as a potential source of new business in the future.

                                                                17
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
Data content also represents an attractive business model because we can repackage it into multiple formats or sell it through various distribution channels, at a minimal incremental cost.

Continue to pursue international opportunities, and expand our products and services so that our multinational clients can utilize
Acxiom offerings globally

In fiscal 2004 we significantly expanded our European operations through the acquisitions of Claritas Europe and Consodata S.A., two of Europe's premier data providers with offices in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal and Poland.
Previously, since 1986, we had a smaller presence in Europe, primarily in.  As a result of the 2004 acquisitions, Acxiom is now well-positioned to help its international clients improve their marketing effectiveness and prospecting results in the European markets.  Among the existing clients of the acquired companies are some of the world's most successful companies in the financial services, automotive, retail, consumer durables, mail order, publishing, telecommunications, utilities, and travel and leisure industries.  We expect to maintain these relationships, as well as acquire additional multinational clients doing business in
Europe.  Similar to Acxiom's InfoBase products in the U.S., the combined products of our European operations provide the largest source of consumer lifestyle databases and behavioral information available to marketers across Europe.  We intend to focus on the integration of these two new businesses into the "One Acxiom" business model, and to continue to look for additional opportunities to expand our product and service offerings in the European marketplace.

With the recent acquisition of ChinaLOOP, a pioneering business intelligence, customer relationship management and data management company based in Shanghai, China, we hope to be in a position to take advantage of the world's fastest growing economy.  We believe that China offers strong growth opportunities for both domestic and multi-national companies, and that those companies will increasingly seek to gain market share through marketing intelligence and technology-based information solutions.  ChinaLOOP, which was among the first information management services companies to operate in China, provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.
Representative clients include a number of China-based and multi-national companies, including Diageo, Financial Times, Nokia,
Total, Citroen and Johnson & Johnson.

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

Continue to seek alliances and acquisitions

Acxiom partners with many of the world's leading systems integrators and hardware and software companies, to create and distribute the best customer and information management solutions for the market.  Our partners include such companies as Accenture, D&B, DWL,
Equitec, Hewlett Packard, IBM Corporation, Moore Wallace Response Marketing Services, SAS Institute, TransUnion and USADATA.

To add value for our global clients, we have also developed alliances with delivery partners and third-party providers in the various regions in which we do business.  Being particularly mindful of privacy and consumer protection concerns within the different geographies, partner organizations are evaluated on their understanding of privacy issues, compliance and guarantees of the legality of provided data.  These alliances support our ability to process and maintain data in local languages and to convert local languages into English when necessary.

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

Expand our capabilities to provide more integrated campaigns, including digital marketing and mid-tier marketing services capabilities

In the past fiscal year, we acquired SmartDM Holdings, Inc. and affiliated companies Smart DM, Inc. and SmartReminders.com, Inc.
SmartDM, a full-service direct marketing company headquartered in Nashville, Tennessee, with approximately 90 employees, offers comprehensive direct marketing services and information management for mid-sized companies.  We believe that the acquisition of
SmartDM will enhance our ability to provide the sophisticated information management capabilities to mid-sized companies that we have previously been able to offer only to larger clients.  SmartDM offers four main channels of direct marketing information services, including direct mail, e-mail, Customer Relationship Management and data management.  These channels provide clients with a fully integrated information management platform that allows companies and organizations to transform data into useful business knowledge designed to enable them to make effective marketing decisions.  Management believes that the combination of Acxiom's information management capabilities with SmartDM's ability to integrate e-mail, direct mail and call center marketing activities will provide an entree into the market comprised of mid-sized companies.  Representative clients of SmartDM include Wyndham Hotels
Worldwide, Gaylord Entertainment, Harrah's Entertainment, the American Red Cross, Comcast-Spectacor, the National Basketball
Association and Bass Pro Shops.

With the acquisitions of SmartDM, followed by the acquisition of Digital Impact after the end of the fiscal year, we have greatly expanded our e-mail marketing and analytical capabilities, as well as added hosted web applications and messaging technology infrastructures to our range of services, the combination of which will allow us to better deliver integrated campaign management, analytics, and e-messaging services focused on strategic, data-driven marketing results.  See additional discussion under "Recent
Developments" below, and in Note 3 of the Notes to Financial Statements which are attached to this Annual Report as part of the
Financial Supplement.

Business Segments

We report segment information consistent with the way we internally manage our operations to assess performance and to allocate resources.  The 2004 European acquisitions significantly increased our international operations.  This increase accentuated different economic environments, market maturity and operational needs of the international operations while reducing the differentiation between the existing Services segment and the Data and Software Products segment.  In the first quarter of fiscal
2005, we restructured our internal operations and, as a result,  changed the presentation of our segment information.  The new organization is better able to assess the operational performance and resource allocation between U.S. and international operations.

The Company's business segments consist of U.S. Services and Data, International Services and Data and IT Management.  The Services
and Data segments for both the US and International segments substantially consist of consulting, database and data warehousing, list processing services, the Company's data content and software products.  IT Management includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. We evaluate the performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.  Certain information technology outsourcing and facilities management revenue is accounted for in both the IT Management segment and the U.S. Services and Data segment where the client is billed.  These revenues are eliminated in consolidation.

Information concerning the financial results of our business segments and the total assets of each business segment is included in
Note 20 of the Notes to Financial Statements and in Management's Discussion and Analysis of Results of Operations and Financial
Condition which are attached to this Annual Report as part of the Financial Supplement.

                                                                19
U.S. Services and Data

Our U.S. Services and Data segment provides solutions that integrate and manage customer, consumer and business data using our information management skills and technology, as well as our InfoBase data products.  We believe that AbiliTec, which provides
Customer Data Integration capabilities, together with our Acquisition and Customer Marketing database solutions, positions us for a greater share of the growing demand for integrated customer management solutions.  Our Customer Information Infrastructure grid technology, AbiliTec linking technology, Acquisition and Customer Marketing database  solutions, InfoBase data, and intellectual property for building and managing large-scale database environments gives our clients the ability to reach their customers more rapidly, efficiently and accurately and to target their sales efforts accordingly.  We build customer and information management solutions for our clients in the following service areas:

o        Marketing database and data warehouse design consulting
o        Data integration
o        Data warehouse/database management and delivery
o        Marketing applications
o        List processing

Our AbiliTec-enabled solutions allow us to more effectively integrate and manage data.  We believe that AbiliTec is the leading software solution for companies seeking to integrate and manage their customer data and customer relationships.  It allows the linking of separate, disparate databases across a client's business, provides unprecedented speed and accuracy and permits real-time updating of consumer and business information.  AbiliTec is a software product that is licensed to our clients and sold through the following channels: enterprise, database, channel partner, service bureaus and direct marketing.  Our AbiliTec-enabled solutions deliver more accurate, accelerated data solutions that help businesses reduce costs, gain a better understanding of their customer base, and build loyal, trust-based customer relationships.

Based upon our knowledge of the industry and our competitors' products, we believe our InfoBase and Personicx® products, as well as our Fraud Management Platform products, represent the industry's most comprehensive and accurate relationship management, risk management, and operational efficiency data product offerings.  They are available either on a stand-alone basis or integrated into our customized service offerings.

With the recent acquisitions of SmartDM and Digital Impact, we have added e-mail marketing capabilities as well as hosted web applications and messaging technology infrastructures to our range of services, which will allow us to better deliver integrated campaign management, analytics, and e-messaging services focused on strategic data-driven marketing results.

The data that we use is obtained from publicly available information, public record information, summarized customer information, customer contact information, and self-reported information. We utilize multiple data sources from each category of data including, but not limited to, published telephone directories, directory service information, voter registrations, county assessor and recorder information, questionnaires, warranty cards, inferred preference information, catalog buyer behavior information, and product registration.  Accuracy is one of our primary concerns, and we have processes in place to maintain a high level of quality in our products.

International Services and Data

Our International Services and Data segment provides customer data, data management, risk management and business process outsourcing solutions to clients across the globe.  With the acquisition of Claritas Europe, Consodata and ChinaLOOP, we believe that we are well-positioned to meet businesses' needs in these geographies and beyond.  We are currently helping clients solve business problems in the following locations:  Canada, Mexico, Puerto Rico, Brazil, Colombia, Chile, United Kingdom, France,
Germany, Poland, Portugal, The Netherlands, Spain, China, Australia and New Zealand.  International  offerings include:

o        Customer Management Solutions - including marketing databases, customer recognition, interactive solutions and decision support tools
o        Customer Data Integration Solutions - including advanced AbiliTec (information-based) customer data integration and traditional data hygiene/matching
o        Data - including a wide range of lifestyle data, specialist data, e.g., suppression solutions, data collection solutions, segmentation solutions, interactive/online data, online access to Acxiom data, GIS data/solutions
o        Consulting & Analytics and Privacy Leadership consulting
o        Business Contact Center - based in the UK, an integrated call center and fulfillment house serving all media channels

Our global vision is to provide market-leading customer data and data management solutions locally, while also helping our clients solve the challenges of multi-country customer information management and data integration..  We intend to meet this challenge by cleansing, integrating, hosting and enhancing client customer data from a single architecture.  Using postal standards from the postal authorities of more than 260 countries, we anticipate that these services will fully leverage our Customer Information
Infrastructure and superior AbiliTec-driven data integration capabilities.  Also incorporated are our InfoBase content, our
Personicx segmentation solutions and the expansive data assets of new international markets.

IT Management

Data center outsourcing enables our clients to focus on their core business while Acxiom manages their technical infrastructure needs.  We provide the IT services for large systems, midrange and client/server platforms and networks.  Some of these services are part of Acxiom's total offering of Customer Information Infrastructure (CII) - the "One Acxiom" concept _  combining data, technology, marketing services and IT management to enable companies to maximize the value of customer relationships.

Our data center outsourcing services give our customers a secure, high-performance network and computing environment, supported by experienced IT professionals. The benefits include:

o        Maximization of value from IT assets and information system staff

o        Computing and network capacity driven by client demand

o        Highly scalable computing and network environments

o        "24 x 7" system availability

Our IT solutions cover the computing needs of our clients, ranging from full mainframe and midrange information processing centers to desktop applications.  Acxiom currently operates several large, high-availability data centers, manages high-speed networks, and hosts Internet e-commerce applications.  Acxiom's IT services have the added specialty of supporting the very large databases needed by companies who sell to consumers. Acxiom has developed a storage-centric IT infrastructure to manage the massive amounts of data these companies require. Our leadership in grid-based Customer Information Infrastructure provides customers with a flexible and scalable approach to on-demand access, management and updating of customer data for advanced analytics and database marketing.
Acxiom provides the infrastructure and managed services that power our customer and information management solutions.

We offer technology services in the following areas:

•        Mainframe platform outsourcing
•        Midrange and client/server platform outsourcing
•        Network management
•        Web hosting management

•        "Data Factory" reengineering into the grid environment
•        Redundant infrastructure availability services

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries.  Some of our major clients include Allstate, American Express, Bank of America, Baxter International, Capital One, CitiGroup, City of Chicago, DeLuxe, Discover Card, eFunds, Federated Department
Stores, GE Finance, General Motors, Guideposts, HSBC, IBM, Information Resources, Inc., JP Morgan Chase, MBNA America, Philip
Morris, Primedia, Providian Financial, R.L. Polk, RR Donnelley, Sears, Sprint and TransUnion.

Our 10 largest clients represented approximately 41% of our revenues in fiscal 2005.  No single client accounted for more than 10%
of our revenue during the last fiscal year.  We seek to maintain long-term relationships with our clients.  Many of our clients typically operate under long-term contracts with initial terms of at least two years in length.  We have historically experienced high retention rates among our clients.

Sales and Marketing

Acxiom takes a solution-selling approach that combines the full scope of Acxiom's strengths to deliver solutions for clients that enhance profitability, reduce risk, and lower costs. Core branded offerings from Acxiom include:

o        Data (under the InfoBase brand),
o        Customer Data Integration (under the AbiliTec brand),
o        Database services, IT outsourcing, fraud management, analytics, privacy consulting (all under the umbrella Acxiom brand).

Acxiom maintains a strong focus on industry expertise to ensure we understand our clients' unique business opportunities and challenges.  This was achieved to a greater degree than ever in the past two fiscal years as Acxiom has introduced and standardized a required and intensive training and "accreditation" process for sales associates.

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

Also, as noted above, Acxiom partners with many of the world's leading systems integrators and hardware and software companies to create and distribute the best customer and information management solutions for the market. Our partners include such companies as
Accenture, D&B, DWL, Equitec, Hewlett Packard, IBM Corporation, Moore Wallace Response Marketing Services, SAS Institute, TransUnion
and USADATA.  We will continue to seek alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services, or market presence in a new industry.

Pricing for Products and Services

We have standard pricing guidelines for many services such as list processing, national change-of-address processing, data cleansing/postal hygiene, merge/purge processing and other standard Customer Data Integration (CDI) processing.  Data warehousing/database management services tend to be more custom-designed and are negotiated individually with each client utilizing standard pricing guidelines.

Pricing for data warehouses and database builds may include separate fees for discovery, design, initial build, implementation, ongoing updates, queries and outputs.  We also may price separately for consulting and statistical analysis services.

We publish standard prices for many of our data products. These products are priced with volume and license-period discounts.
Licenses for our entire consumer or business database for one or more years are priced individually.

AbiliTec is priced as software, and the right to use it is licensed to our clients, typically under one- to three-year license agreements. The pricing includes separate fees for the annual license and for individual transactions, if applicable.  Both components allow for volume price discounts.  AbiliTec may also be utilized as part of an AbiliTec-enabled service and priced as a bundled service solution.

IT Management services are priced based on the costs of migration, management services, operation of the data center, and network and system infrastructure.

Competition

Although the information services industry in which we operate is highly competitive, we believe that we are the leader in our field of expertise.  Within the industry, there are data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms and teleservices companies that compete with us.  Many firms offer a limited number of services within a particular geographic area, and several are national or international companies and offer a broad array of information services.  However, we do not know of a competitor that offers our complete line of products and services for Customer Information Infrastructure.

In the services arena, we compete primarily with in-house information technology departments of current and prospective clients, as well as firms that provide data warehousing and database services, mailing list processing and consulting services.  Competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price.  We have three primary competitors in the data warehousing and database services and mailing list processing sectors.  In the data sector, we compete with two types of firms: data providers and list providers.  Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the client needs and, to a lesser extent, on the pricing of information products and services.  We have four principal competitors in this market.  We also compete with hundreds of smaller firms that provide list brokerage and list management services.  An emerging market is the Internet-driven data market.  This market consists of two primary areas of emphasis: the use of the Internet to collect and deliver data, and the use of e-mail addresses for reaching consumers for marketing. The addition of the Internet into the traditional compilation and distribution channels has made the market more diverse with potentially lower barriers to entry.  In the IT management market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments, and price.  We have four primary competitors and three lesser competitors, as well the in-house IT departments of current and prospective clients.

In Europe, Acxiom faces similar competition as in the United States in terms of the scope and type of competition.  While there is a broader range of competitors across Europe, particularly for customer data, the major competitors in both the services and the data markets are very similar to those that Acxiom has in the United States.

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

Our Fair Information Practices Policy outlines the variety of measures we take to protect consumers' privacy.  A copy of this policy is posted on our website at www.acxiom.com.  We educate our clients and associates regarding consumer privacy issues, guidelines and laws. Our policy also explains the steps that consumers may take to have their names removed from our marketing products and to obtain a copy of the information we maintain about them in our reference products.

Companies are assessing their privacy policies and beginning to recognize that newly developed customer data integration technology can help them honor an individual's preferences and address consumers' concerns.  We believe that technologies such as AbiliTec will enable businesses to move beyond mere privacy "protection" and toward aggressive consumer advocacy.  Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to honor their customers' preferences and selectively opt out of certain practices, and provide better safeguards around their customers' information.

Privacy legislation is pending in Congress and in most of the 50 states, and we anticipate that additional legislation will continue to be introduced in the future.  While there has been a significant amount of proposed legislation, we believe that as legislators come to better understand the importance of information as a fundamental building block of a robust economy, reasonable legislative approaches to information use will prevail.  We are supportive of legislation that codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer's personal information is shared with independent third parties for marketing purposes.  We recognize that different types of personal information should be afforded varying safeguards, so with regard to certain types of sensitive personal information, we support choice on an opt-in basis for third-party marketing use.  Acxiom also supports legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Employees

Acxiom currently employs approximately 6,600 employees (associates) worldwide.  None of Acxiom's U.S. associates are currently represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management's knowledge, approximately 18 associates are elected members of work councils representing the associates in France, Germany and the Netherlands.
Acxiom has never experienced a work stoppage and believes that its employee relations are good.

                                                          RECENT DEVELOPMENTS

Effective May 6, 2005, we acquired the outstanding stock of Digital Impact, Inc., a leading provider of integrated digital marketing solutions for Global 2000 enterprises based in San Mateo, CA, with approximately 280 employees. It offers online direct marketing solutions which assist companies in creating and delivering successful e-mail marketing programs designed to drive revenue, influence behavior and strengthen customer relationships through a combination of hosted web applications, messaging technology infrastructure and professional services.  Management believes that the acquisition will provide Acxiom with a competitive platform to win digital marketing outsourcing contracts with new clients and expand offerings to current clients.  Based on the "IMPACT
Platform," Digital delivers integrated campaign management, analytics, and e-messaging services focused on strategic data-driven marketing results. Digital provides campaigns across multimedia channels and was the first company to offer comprehensive e-mail deliverability reporting (percentage of e-mails sent that reach the intended recipient) and anti-spam solutions.  Representative clients include The GAP, Dell, HP, Fidelity, Comcast and Marriot.

In April 2005, we discontinued most of our operations in Japan.  We initially entered the Japanese market in 2000 by purchasing a minority interest in a Japanese consumer data firm.  Our activities in Japan consisted of providing data hygiene, marketing campaign data and consulting services.  The decision to serve the market through business partnerships was based on the fact that the business did not expand as rapidly as we had anticipated and never achieved profitability.

                                     CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

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

The forward-looking statements contained in this report include the items set forth on pages F-26- F-27 in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") attached hereto.  In light of the risks, uncertainties and assumptions set forth in the MD&A, we caution readers not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  It also has operations in
Europe, Australia and China.  In general, our facilities are in good condition.  Construction on a 97,000 sq. ft. office building and data center in Phoenix was completed during the past fiscal year.  Construction on a new 30,000 sq. ft. data center in Little
Rock is expected to be completed during fiscal 2006.  We believe that our current facilities, together with those currently planned or underway, are adequate to meet our current needs.  Other than the possible consolidation of some of our European facilities, we do not anticipate that any substantial additional properties will be required during fiscal year 2006.  The following table sets forth the location, ownership and general use of the principal properties currently being used by each business segment.

          Location                           Held                                   Use                         Business Segment

United States:

       Phoenix, Arizona                Held in fee                       Data center; office space           U.S. Services and Data

       Conway, Arkansas                Eleven facilities                 Data center; office space           U.S. Services and Data;
                                       held in fee                                                           IT Management

       Fayetteville, Arkansas          Lease                             Office space                        U.S. Services and Data

       Little Rock, Arkansas           Two leased                        Principal executive offices;        U.S. Services and Data
                                       buildings; one                    office space
                                       building held in fee

       San Diego, California           Lease                             Data center; office space           U.S. Services and Data

       San Mateo, California           Lease                             Office space                        U.S. Services and Data

       Stamford,                       Lease                             Office space                        U.S. Services and Data
       Connecticut

       Chicago, Illinois               Lease                             Data center; office space           IT Management

       Downers Grove, Illinois         Lease                              Data center; office                U.S. Services and Data;
                                                                          space;                             IT Management

       Southfield, Michigan            Lease                              Data center; office space          IT Management

       Shoreview, Minnesota            Lease                              Office space                       U.S. Services and Data;
                                                                                                             IT Management

       Carmel, New York                Lease                              Data center; office space          IT Management

       Melville, New York              Lease                              Office space; print facilities     U.S. Services and Data

       Independence, Ohio              Lease                              Office space                       U.S. Services and Data

       Memphis, Tennessee              Lease                              Office space                       U.S. Services and Data

       Nashville, Tennessee            Lease                              Office space                       U.S. Services and Data

Europe:

       London, England                 Lease                              Office space                       International Services
                                                                                                             and Data

       Normanton, England              Lease                              Data center; office space          International Services
                                                                                                             and Data

       Sunderland, England             Lease                             Data center; fulfillment            International Services
                                                                         service center; office space;       and Data; IT Management
                                                                         warehouse space

       Teddington, England             Lease                             Office space                        International Services
                                                                                                             and Data

       Lille, France                   Lease                             Data center; office space           International Services
                                                                                                             and Data

       Paris, France                   Lease                             Data center; office space           International Services
                                                                                                             and Data

       Frankfurt, Germany              Lease                             Office space                        International Services
                                                                                                             and Data

       Munich, Germany                 Lease                             Office space                        International Services
                                                                                                             and Data

       Amsterdam, Netherlands          Lease                             Office space                        International Services
                                                                                                             and Data

       Warsaw, Poland                  Lease                             Office space                        International Services
                                                                                                             and Data

       Madrid, Spain                   Lease                             Office space                        International Services
                                                                                                             and Data

                                                                26
Australia:

       Sydney, Australia               Lease                             Office space                        International Services
                                                                                                             and Data

China:

       Shanghai, China                 Lease                             Office space                        International Services
                                                                                                             and Data

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]

                                                             EXECUTIVE OFFICERS

Acxiom's corporate officers, their current positions, ages and business experience are listed below.  Officers are elected by the
Board of Directors annually for terms of one year or until their successors are elected.  There are no family relationships between any of the individuals listed below:

Office of the Company Leader

Name                                Position Held                                        Age

Charles D. Morgan                   Chairman of the Board and Company Leader*            62

Rodger S. Kline                     Director and Chief Finance & Administration          62
                                    Leader*

L. Lee Hodges                       Chief Operations Leader*                             58

Corporate Office Leaders

Name                                Position Held                                        Age

Jennifer T. Barrett                 Chief Privacy Officer                                55

R. Bruce Carroll                    Strategic Development Leader                         60

Cindy K. Childers                   Organizational Development Leader*                   45

C. Alex Dietz                       Products and Infrastructure Technology               62
                                    Organization Leader*

Dathan A. Gaskill                   Corporate Finance Leader & Treasurer                 50

Richard K. Howe                     Marketing Organization Leader*                       43

Catherine L. Hughes                 Corporate Governance Officer & Secretary             52

Jerry C. Jones                      Business Development/Legal Leader & Assistant        49
                                    Secretary*

James T. Womble                     Global Development Leader*                           62

Operations Leaders

Name                                Position Held                                        Age

David J. Allen                      Client Services Organization Leader - Multi-         52
                                    Industry 1

Scott D. Hambuchen                  Universal Services & Support Organization Leader     36

Michael J. Lloyd                    Delivery Management Organization Leader              38

* Subject to Section 16(b) of the Securities Exchange Act of 1934

Holly Marr                          Associate Community Organization Leader              40

William C. Park                     Client Services Organization Leader - Interactive    37
                                    Services

Jefferson D. Stalnaker              Client Services Organization Leader - Financial      39
                                    Services

Martin D. Sunde                     Client Services Organization Leader - Multi-         48
                                    Industry 2

Thomas B. Walker                    IT Services Organization Leader                      56

Timothy Watts                       Account Executive                                    46

Kevin R. Zaffaroni                  Client Services Organization Leader - Europe         51

Mr. Morgan joined Acxiom as an officer in 1972.  He has been chairman of the board of directors since 1975 and serves as Acxiom's
Company Leader.  He is also a director and past chairman of the board of the Direct Marketing Association.  In addition, he serves as a member and is the past Chairman of the Board of Trustees of Hendrix College.  He was employed by IBM for six years prior to joining Acxiom.  Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

Mr. Kline joined Acxiom in 1973 and has served as an officer and director of the Company since 1975.  He is currently Acxiom's Chief
Finance and Administration Leader.  Prior to joining Acxiom, Mr. Kline spent seven years with IBM and two years as an officer in the
U.S. Army.  Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where he has served since 1990 as chairman of the College of Engineering Advisory Council.

Mr. Hodges joined Acxiom in 1998 as its Outsourcing and IT Services Leader and currently serves as Chief Operations Leader for the
Company.  Prior to joining Acxiom, he was employed for six years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as a senior vice president.  Prior to that time, Mr. Hodges served in a number of engineering, sales, marketing and executive positions with IBM for 24 years.  Mr. Hodges holds a degree in industrial engineering from Pennsylvania
State University.

Ms. Barrett joined Acxiom in 1974 and serves as Chief Privacy Officer.  She initially was named a corporate officer in 1981.  In her current role, Ms. Barrett is responsible for the oversight of Acxiom's global public policy and fair information practices.  Since
1991, she has led Acxiom's initiatives relating to internal compliance with applicable privacy guidelines, consumer affairs and government affairs.  During her career with Acxiom, Ms. Barrett has worked in a variety of areas of the business, including systems development, operations, marketing and business development.  Ms. Barrett holds a degree in mathematics and computer science from the University of Texas at Austin.

Mr. Carroll joined Acxiom in 2000 as an officer and currently serves as Strategic Development Leader.  Prior to joining Acxiom, he was senior vice president of R.L. Polk, where he managed Polk's data engineering and market analysis group of companies.  Before its acquisition by Polk in 1996, he was president of Blackburn Marketing Services in Toronto, an information technology company which included Canadian-based Compusearch and US-based Carfax.  Prior to his nine years with Blackburn and Polk, Mr. Carroll was president/CEO of Claritas Inc. for 10 years, based in Washington, D.C., then was managing director of Computerized Marketing
Technologies in London.  He holds undergraduate and graduate degrees in history and economics from the University of Toronto.

Ms. Childers joined Acxiom in 1985 and serves as Organizational Development Leader.  She was first named an officer in 1996.  In her current role, Ms. Childers leads strategic planning and execution in the areas of business culture, organizational effectiveness, associate development, recruiting, human resources and corporate communications.  Previously, she served as leader of the financial services business unit and oversaw all of the financial and accounting functions of the Company.  Before joining Acxiom, she was a certified public accountant in audit and tax for KPMG Peat Marwick.  Ms. Childers holds a degree in business administration from the
University of Central Arkansas.

Mr. Dietz joined Acxiom as an officer in 1970 and has served in a variety of senior-level management positions since that time.  He currently is Acxiom's Products and Infrastructure Technology Organization Leader, setting the strategy and direction for the development of the overall technology framework for the delivery of Acxiom's products and solutions.  Prior to joining Acxiom, Mr.
Dietz was a systems engineer with IBM.  Mr. Dietz holds a degree in electrical engineering from Tulane University.

Mr. Gaskill joined Acxiom in 1999 and currently serves as its Corporate Finance Leader and Treasurer.  He became an officer in 2005.
Prior to joining Acxiom, Mr. Gaskill spent 13 years in the securities industry as a senior analyst and director of research focusing on the information technology and telecommunications industries.  Mr. Gaskill holds a degree in computer science and an MBA from the
University of Arkansas at Little Rock.

Mr. Howe joined Acxiom in 2004 as its Marketing Organization Leader.  From 2001 to 2004 he was employed by Fair Isaac & Company as business unit vice president, Global Marketing Services.  For two years prior to that, Mr. Howe was the CEO and chairman of the board of ieWild Inc., a technology company offering software solutions to leading financial institutions, which was acquired by HNC
Software, Inc. in 2001.  For the previous nine years, Mr. Howe held positions in product marketing, project management, sales management, software development and construction engineering.  Mr. Howe holds a bachelor's degree in structural engineering from
Concordia University, Canada, and a master's degree in engineering from McGill University, Canada.

Ms. Hughes joined Acxiom in 1988 as General Counsel and Secretary and currently serves as Acxiom's Corporate Governance Officer and
Secretary.  Prior to joining Acxiom, Ms. Hughes was employed as a corporate securities attorney with the Rose Law Firm in Little
Rock, Arkansas.  Previously she served as a senior law clerk with the Federal District Court of the Eastern District of Arkansas and
as an assistant attorney general for the State of Arkansas.  Ms. Hughes holds a degree in political science and philosophy from the
University of Arkansas at Little Rock and a juris doctorate degree from the UALR School of Law.

Mr. Jones joined Acxiom in 1999 and currently serves as Business Development/Legal Leader & Assistant Secretary.  Prior to
joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Entrust, Inc. and the Arkansas Virtual Academy.  Mr. Jones
holds a degree in public administration and a juris doctorate degree from the University of Arkansas.

Mr. Womble joined Acxiom in 1974 and serves as the Company's Global Development Leader.  He served as a director of the Company from
1975 to 2005 and has been an officer since 1975.  Prior to joining Acxiom, he was employed by IBM as a systems engineer and marketing representative.  Mr. Womble is a member of the Board of Trustees of the Arkansas Arts Center.  He holds a degree in civil engineering from the University of Arkansas.

Mr. Allen joined Acxiom in 1997 and serves as Client Services Organization Leader for Multi Industry 1.  He was first named as an officer in 1999.  Prior to his current role, he served as a group leader in Acxiom's London office.  Prior to joining Acxiom, Mr.
Allen was employed by IBM and EDS.  He holds a bachelor's degree in biological sciences from the University of East Anglia (UK).

Mr. Hambuchen joined Acxiom in 1992 as a software engineer and serves as the Universal Services & Support Organization Leader.
He was first named an officer in 2001 and has served in a number of roles, including industry solutions group leader for Acxiom's
Multi-Industry Client Services Organization.  He also led operations in the United Kingdom, France and Spain.  Mr. Hambuchen holds a degree in industrial engineering from the University of Arkansas, where he sits on the university's board of directors for the
Information Technology Resource Center.  He also serves on the board of Arvest Bank.

Mr. Lloyd joined Acxiom in 1989 and currently serves as Delivery Management Organization Leader.  He is also responsible for
Acxiom's Program Management Office and Opportunity Engagement Process.  Mr. Lloyd has held a variety of leadership positions within
Acxiom, most recently serving as client services group leader focused on client management for several large financial services accounts.  He was first named an officer in 2001.  He holds a BBA in finance from the University of Central Arkansas.

Ms. Marr joined Acxiom in 1986 and currently serves as Associate Community Organization Leader.  She was first named an officer in
2000.  Ms. Marr has served in a number of leadership roles at Acxiom in organizational development, operational effectiveness and client relationship management.  Her industry experience includes the insurance, investment/brokerage, automotive, telecommunications and financial services industries.  She holds a bachelor's degree from Hendrix College in Conway, Arkansas.

Mr. Park joined Acxiom as an officer in 2005 following the acquisition of Digital Impact, Inc. and serves as Acxiom's Client
Services Organization Leader for Interactive Services.  Prior to joining Acxiom, he served as CEO and chairman of the board of
Digital Impact, an integrated digital marketing solutions company that he co-founded in 1997.  During 1996, Mr. Park worked as a director of customer profile marketing at NetAngels, an Internet company focused on web personalization technologies.  Prior to that he was the vice president of marketing for ZAI*NET Software, Inc., an enterprise software company for foreign currency trading.
Park holds a B.A. from the University of Pennsylvania and an M.B.A. from Stanford University.

Mr. Stalnaker currently serves as Acxiom's Client Services Organization Leader for Financial Services.  He joined Acxiom in 1995 and was first named an officer in 2001.  During his tenure he has served in a number of roles in the financial organization, most recently as financial operations leader.  Prior to joining Acxiom, Mr. Stalnaker was employed by the Arkansas Public Service
Commission as a senior financial analyst.  Prior to that, Mr. Stalnaker worked for several years at a regional public accounting firm located in Little Rock, Arkansas.  He holds a degree in business administration with a major in accounting from the University of Central Arkansas.

Mr. Sunde joined Acxiom in 2005 and serves as the Client Services Organization Leader for Multi-Industry 2.  Previously Mr. Sunde
was vice president and general manager of Siebel Systems, Inc., where he led Siebel's alliances organization and was responsible for external alliance partners that acted as joint marketing, sales, development, and services channels.  Prior to his three years at
Siebel, Mr. Sunde worked in several capacities at Enron Energy Services, Inc., a division of Enron, serving as a director of sales and marketing, product management and most recently as president over North America.  Prior to that, he worked for IBM in various management positions for over 18 years.  He holds a degree in economics from Carleton College in Northfield, Minnesota.

Mr. Walker joined Acxiom in 1990 and currently serves as IT Services Organization Leader.  He was first named an officer in 1993.
Prior to joining Acxiom, Mr. Walker was employed with IBM, where he served as a systems engineer, on the regional support staff and as an S.E. manager in St. Louis, as a member of the headquarters staff support in Dallas, and as a branch marketing support manager in Washington, D.C. He holds a degree in industrial engineering from the University of Arkansas.

Mr. Watts joined Acxiom in 1987 and serves as account executive for Acxiom's largest financial services clients.  He was first named an officer in 2001.  In previous leadership roles at Acxiom, Mr. Watts was responsible for Acxiom's relationships with clients in the financial, high-tech, insurance, investment/brokerage, media and telecommunications industries.  Prior to joining Acxiom, Mr.
Watts was employed for five years with United Parcel Service in Dayton, Ohio.  He attended the University of Cincinnati and Wright
State University in Dayton, Ohio.

Mr. Zaffaroni joined Acxiom in 1997 and currently serves as Client Services Organization Leader for Europe.  He was first named an officer in 1999.  Prior to moving to London in his current capacity, Mr. Zaffaroni was a group leader responsible for clients in a number of areas, including finance, health care and government.  Before joining Acxiom, he was employed for 22 years with IBM, where he held several management positions.  He also served as director of systems integration and outsourcing services for ISSC, the predecessor to IBM Global Services.  He holds a Bachelor of Science degree from Pennsylvania State University and has completed numerous business courses including IBM's Advanced Management School.

                                                                PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The outstanding shares of Acxiom's Common Stock are listed and traded on the NASDAQ National Market and trade under the symbol ACXM.
The following table reflects the range of high and low closing prices of Acxiom's Common Stock as reported by Dow Jones & Company,
Inc. for each quarter in fiscal 2005 and 2004.

Fiscal 2005                       High              Low
--------------------------------------------------------
Fourth Quarter                   $25.78           $20.65
Third Quarter                    26.94             22.72
Second Quarter                   24.23             21.39
First Quarter                    25.04             22.17

Fiscal 2004                       High              Low
--------------------------------------------------------
Fourth Quarter                   $21.96           $18.64
Third Quarter                    18.75             15.39
Second Quarter                   17.50             15.10
First Quarter                    16.91             12.96

We currently have approximately 2,660 stockholders of record.

The Acxiom Board of Directors declared quarterly dividend payments of $.04 per share on our Common Stock for the quarters ending
December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004.  A $.05 per share dividend was declared for the quarters ending December 31, 2004 and March 31, 2005.  Prior to 2004, we had never paid cash dividends on our stock.  While we expect to continue to pay quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the Board in its discretion.  In addition, if certain financial ratios and other conditions are not satisfied, our revolving credit facility imposes limitations on our ability to pay dividends, including a restriction that we may not pay dividends in excess of $30 million in any fiscal year (plus dividends in an additional amount up to $50 million in any fiscal year, depending on the amount of other restricted payments made during the year).

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
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
                                                                                      Maximum Number (or Approximate
                                                           Total Number of Shares      Dollar Value) of Shares that
                     Total Number of     Average Price      Purchased as Part of      May Yet Be Purchased Under the
      Period              Shares        Paid per Share    Publicly Announced Plans          Plans or Programs
                        Purchased                                or Programs

-------------------- ----------------- ------------------ -------------------------- ---------------------------------
 1/1/05 - 1/31/05         1,229,267          22.75                 1,229,267                    $50,586,702
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
 2/1/05 - 2/28/05           236,142          23.10                   236,142                    $45,125,508
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
 3/1/05 - 3/31/05           180,100          20.77                   180,100                    $41,379,349
-------------------- ----------------- ------------------ -------------------------- ---------------------------------
       Total              1,645,509          22.58                 1,645,509                    $41,379,349
-------------------- ----------------- ------------------ -------------------------- ---------------------------------

The repurchases listed above were made pursuant to a repurchase program initially adopted by the Board of Directors on October 30,
2002.  The maximum dollar amount which had been approved and is reflected in the table above as of March 31, 2005 was $200 million.
Subsequent to March 31, 2005, the Board approved increases in the maximum dollar amount which may be repurchased from $200 million to $550 million.  As of June 10, 2005, the maximum approximate dollar value of shares that may yet be purchased under the repurchase program was approximately $241.6 million.  The repurchase program has no designated expiration date.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate.  The Company does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on the Company's results of operations.  The Company has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of the Company's remaining long-term debt instruments have fixed rates.  At both March 31, 2005 and 2004, the fair value of the
Company's fixed rate long-term obligations approximated carrying value.

As noted in Note 3 to the consolidated financial statements, during the fiscal years ended March 31, 2004 and 2005 the Company completed international acquisitions of the Claritas Europe group of companies, the Consodata companies including the German operation formerly known as 'pan-adress', and ChinaLOOP.  As a result of these international acquisitions, the Company now has a larger presence in the United Kingdom and a new presence in France, The Netherlands, Germany, Spain, Portugal, Poland and China.  In
general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchanges contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.   Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-31 - F-68, which is attached hereto.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under the Sarbanes-Oxley Act of 2002, Acxiom carried out an evaluation as of March 31, 2005, under the supervision and with the participation of its management, including the Registrant's Company Leader (Chief Executive Officer) and its Chief Finance
and Administration Leader (Chief Financial Officer), of the effectiveness of the design and operation of its "disclosure controls and procedures."  The term "disclosure controls and procedures" is defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange
Act is recorded, processed, summarized and reported within required time periods.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including the company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, Acxiom's Company Leader and its Chief Finance & Administration Leader concluded that the Company's disclosure controls and procedures were effective.  See further discussion in the Financial Supplement at page F-28 , which is attached hereto.

                                                                33
Changes in Internal Controls

There were no significant changes in Acxiom's internal controls or other factors that could significantly affect the controls subsequent to the date of their evaluation.

Item 9B.  Other Information

Not applicable.

                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption "Executive Officers" at the end of Part I of this Report.  The remaining information required by this
Item appears under the captions "Proposals You May Vote On," "Information About the Board of Directors," and "Section 16(a)
Beneficial Ownership Reporting Compliance" in Acxiom's 2005 Proxy Statement, which information is incorporated herein by reference.

The Acxiom Board of Directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  A copy of this code of ethics is posted on Acxiom's website at www.acxiom.com under the Corporate Governance section of the site.

Item 11.  Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" in Acxiom's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading "Stock Ownership" in Acxiom's 2005 Proxy Statement, which information is incorporated herein by reference.  The equity plan compensation information required by this Item appears under the subheading "Equity Compensation Plan Information" in Acxiom's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item appears under the heading "Related-Party Transactions" in Acxiom's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item appears under the heading "Fees Billed for Services Rendered by Independent Auditor" in
Acxiom's 2005 Proxy Statement, which information is incorporated herein by reference.

                                                                PART IV

Item 15.   Exhibits and Financial Statement Schedules

     (a) The following documents are filed as a part of this Report:

     1.  Financial Statements.

        The following consolidated financial statements of the registrant and its subsidiaries included in the Financial Supplement and the Independent Auditors' Reports thereof are attached hereto. Page references are to page numbers in the Financial
        Supplement.

                                                                                                 Page

        Reports of Independent Registered Public Accounting
        Firm                                                                            F-29- F-30

        Consolidated Balance Sheets as of March 31, 2005 and 2004                       F-31

        Consolidated Statements of Operations for the years ended
        March 31, 2005, 2004 and 2003                                                   F-32

        Consolidated Statements of  Stockholders' Equity and Comprehensive Income
        for the years ended March 31, 2005, 2004 and 2003                               F-33

        Consolidated Statements of Cash Flows for the years ended
        March 31, 2005, 2004 and 2003                                                   F-34 - F-35

        Notes to the Consolidated Financial Statements                                  F-36 - F-68

     2.  Financial Statement Schedules.

        All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

     3.  Exhibits

        The following exhibits are filed with this Report or are incorporated by reference to previously filed material.

Exhibit No.

3(a)     Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b)     Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom Corporation's Annual Report on Form 10-K for the
         fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4(a)     Rights Agreement dated January 28, 1998 between Acxiom Corporation and First Chicago Trust Company of New York, as Rights
         Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of Acxiom Corporation, included in
         Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom Corporation's Current Report on Form 8-K dated
         February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference)

10(a)    Acxiom Corporation Deferred Compensation Plan (previously filed as Exhibit 10(b) to Acxiom Corporation's Annual Report on
         Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(b)    Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom
         Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10(c)    Amended and Restated 2000 Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom
         Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, Commission File No. 0-13163, and incorporated herein by reference)

10(d)    Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom Corporation's Annual Report on
         Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(e)    Acxiom Corporation Leadership Compensation Plan

10(f)    Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom Corporation's
         Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-13163, and incorporated herein by reference)

10(g)    General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit
         10(m) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No.
         0-13163, and incorporated herein by reference)

10(h)    Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as
         Exhibit 10 (j) to Acxiom Corporation's Annual Report of Form 10-K for the fiscal year ended March 31, 2003, Commission File
         No. 0-13163, and incorporated herein by reference)

10(i)    Third Amended and Restated Credit Agreement dated as of March 24, 2005, by and among Acxiom Corporation, as borrower, J.P.
         Morgan, N.A., as agent, and the lenders who are party thereto   (previously filed as Exhibit 10.2 to Acxiom Corporation's
         Report on Form 8-K dated March 24, 2005, and incorporated herein by reference)

10(j)    Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Acxiom
         Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are a party thereto

10(k)    Increased Commitment Supplement to Third Amended and Restated Credit Agreement, dated as of May 13, 2005, by and among
         Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are a party thereto

10(l)    Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as
         Owner Trustee under the AC Trust 2001-1 ("Assignor") and Acxiom Corporation, assigning all of Assignor's rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation's Annual Report of Form
         10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10(m)    Form of Executive Security Agreement dated as of August 23, 2001, between Acxiom Corporation and the officers listed pursuant to Part III, Item 10 above (previously filed as Exhibit 10(g) to Acxiom Corporation's Annual Report on Form 10-K
         for the fiscal year ended March 31, 2002, Commission File No. 0-13163, and incorporated herein by reference)

10(n)    Agreement and Plan of Merger dated as of March 25, 2005, by and among Acxiom Corporation, Adam Merger Corporation, a wholly-owned subsidiary of Acxiom Corporation, and Digital Impact, Inc. (previously filed as Exhibit 10.1 to Acxiom
         Corporation's Report on Form 8-K dated March 24, 2005, and incorporated herein by reference)

10(o)    Employment Agreement dated as of March 25, 2005, by and between Acxiom Corporation and William Park, former CEO of Digital
         Impact, Inc. (previously filed as Exhibit (d)(5) to Acxiom Corporation's Tender Offer Statement on Schedule TO filed on
         April 1, 2005, and incorporated herein by reference)

21       Subsidiaries of Acxiom Corporation

23       Consent of KPMG LLP

24       Powers of Attorney

31.1     Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to SEC Rule
         13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32.1     Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                 [THIS SPACE LEFT BLANK INTENTIONALLY]
                                                                37

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this
Report to be signed on its behalf by the undersigned.

                                                              ACXIOM CORPORATION

Date:  June 13, 2005                                          By:      /s/ Catherine L. Hughes
                                                                       ________________________________
                                                                       Catherine L. Hughes
                                                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

William T. Dillard II*              Director                                                     June 13, 2005
William T. Dillard II

Harry C. Gambill*                   Director                                                     June 13, 2005
Harry C. Gambill

Mary L. Good*                       Director                                                     June 13, 2005
Mary L. Good

Ann Die Hasselmo*                   Director                                                     June 13, 2005
Ann Die Hasselmo

William J. Henderson*               Director                                                     June 13, 2005
William J. Henderson

Rodger S. Kline*                    Chief Finance & Administration Leader                        June 13, 2005
Rodger S. Kline                     and Director (principal financial and accounting officer)

Thomas F. McLarty, III*             Director                                                     June 13, 2005
Thomas F. McLarty, III

Charles D. Morgan*                  Chairman of the Board and                                    June 13, 2005
Charles D. Morgan                   Company Leader
                                    (principal executive officer)

Stephen M. Patterson*               Director                                                     June 13, 2005
Stephen M. Patterson

*By:     /s/ Catherine L. Hughes
         _________________________________
         Catherine L. Hughes
         Attorney-in-Fact
                                                                38

                                                ACXIOM CORPORATION
                                           INDEX TO FINANCIAL SUPPLEMENT
                                           TO ANNUAL REPORT ON FORM 10-K
                                         FOR THE YEAR ENDED MARCH 31, 2005

Selected Financial Data...................................................................................       F-2
Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    F-3 - F-27
Management's Report on Internal Control Over Financial Reporting..........................................       F-28
Reports of Independent Registered Public Accounting Firm..................................................   F-29 - F-30

Annual Financial Statements:
     Consolidated Balance Sheets as of March 31, 2005 and 2004............................................       F-31
     Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003..............       F-32
     Consolidated Statements of Stockholders' Equity and Comprehensive Income
       for the years ended March 31, 2005, 2004 and 2003..................................................       F-33
     Consolidated Statements of Cash Flows
       for the years ended March 31, 2005, 2004 and 2003..................................................   F-34 - F-35
     Notes to the Consolidated Financial Statements:
1.       Summary of significant accounting policies.......................................................   F-36 - F-45
2.       Restructuring, impairment and other charges......................................................   F-45 - F-47
3.       Acquisitions.....................................................................................   F-47 - F-50

9.       Long-term obligations............................................................................   F-53 - F-54
10.      Allowance for doubtful accounts..................................................................       F-54
11.      Commitments and contingencies....................................................................   F-55 - F-56
12.      Stockholders' equity.............................................................................   F-56 - F-58
13.      Income taxes.....................................................................................   F-59 - F-62
14.      Related party transactions.......................................................................   F-62 - F-63
15.      Major customers..................................................................................       F-63
16.      Retirement plans.................................................................................   F-63 - F-65

20.      Segment information..............................................................................   F-66 - F-67
21.      Unaudited selected quarterly financial data......................................................       F-68

                                                ACXIOM CORPORATION
                                              SELECTED FINANCIAL DATA
                                       (In thousands, except per share data)

Years ended March 31,                                  2005           2004          2003           2002          2001
                                                   -------------- ---------------------------- ------------- --------------

Statement of Operations Data:
    Revenue                                        $   1,223,042  $   1,010,822 $     958,222  $    866,110  $   1,009,887
    Net earnings (loss) before cumulative effect
      of change in accounting principle            $      69,718  $      58,344 $      21,767  $    (31,964) $      43,867
    Cumulative effect of change in accounting
      principle (see note to selected financial
      data)                                        $           -  $           - $           -  $          -  $     (37,488)
    Net earnings (loss)                            $      69,718  $      58,344 $      21,767  $    (31,964) $       6,379
                                                   ============== ============================ ============= ==============

    Basic earnings (loss) per share:
        Earnings (loss) before cumulative effect
         of change in accounting principle         $        0.80  $        0.68 $        0.25  $       (0.36)$        0.50
        Cumulative effect of change in
         accounting principle                      $           -  $           - $           -  $           - $       (0.43)
        Net earnings (loss)                        $        0.80  $        0.68 $        0.25  $       (0.36)$        0.07
                                                   ============== ============================ ============= ==============

    Diluted earnings (loss) per share:
        Earnings (loss) before cumulative effect
         of change in accounting principle         $        0.74  $        0.64 $        0.24  $       (0.36)$        0.47
        Cumulative effect of change in
         accounting principle                      $           -  $           - $           -  $           - $       (0.40)
        Net earnings (loss)                        $        0.74  $        0.64 $        0.24  $       (0.36)$        0.07
                                                   ============== ============================ ============= ==============

As of March 31,                                        2005           2004          2003           2002          2001
                                                   -------------- ---------------------------- ------------- --------------

Balance Sheet Data:
    Current assets                                 $     333,632  $     286,326 $     289,115  $    360,225  $     352,447
    Current liabilities                            $     364,262  $     296,103 $     171,665  $    177,670  $     214,320
    Total assets                                   $   1,399,879  $   1,215,784 $   1,093,246  $  1,156,834  $   1,232,725
    Long-term obligations, excluding current
      installments                                 $     141,704  $     293,457 $     289,677  $    396,850  $     369,172
    Stockholders' equity                           $     814,834  $     587,216 $     562,556  $    510,931  $     616,448
                                                   ============== ============================ ============= ==============

Note to selected financial data

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
The core components of Acxiom's innovative solutions are customer data integration ("CDI") technology and services, data, database services, information technology ("IT") outsourcing, consulting and analytics, and privacy leadership.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States ("US") and Europe, and in Australia and China.

The Company is aligned into three operating segments: US Services and Data, International Services and Data, and
IT Management.  (See note 20 to the consolidated financial statements.)  The Services and Data segments for both
US and International provide data and database services, data integration, consulting and analytic services, data content and software, and customer marketing services to large corporations in a number of vertical industries.
The IT Management segment provides outsourcing services primarily in the areas of data center, client/server and network management.

Highlights of the most recently completed fiscal year are identified below.

o        Revenue increased 21.0% to $1.2 billion in fiscal 2005;
o        Diluted earnings per share were $0.74 in 2005 compared to $0.64 in fiscal 2004;
o        New contracts signed in fiscal 2005 are expected to contribute annual revenue of $137 million and contract renewals are expected to generate $168 million in annual revenue;
o        The Company reported operating cash flow of $247.0 million and free cash flow (as defined under "Capital
         Resources and Liquidity" below) of $159.0 million for fiscal 2005;
o        During fiscal 2005 the Company repurchased approximately 3.0 million shares of its common stock for approximately $67.9 million;
o        The Company's quarterly cash dividend was raised from 4 cents per share to 5 cents per share in February
         2005;
o        The conversion into 9.6 million shares of common stock of a $175 million convertible bond in March 2005 will result in an annual cash savings of approximately $6.6 million;
o        In April 2004 the Company completed the acquisition of the Consodata German operation;
o        In October 2004 the Company completed the acquisition of ChinaLOOP, a business intelligence, customer relationship management and data management company based in Shanghai, China;
o        In January 2005 the Company acquired SmartDM, a full-service direct marketing company based in
         Nashville, Tennessee;
o        In May 2005, subsequent to the end of the fiscal year, the Company completed the acquisition of Digital
         Impact, Inc., a provider of integrated digital marketing solutions based in San Mateo,
         California.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2005.  However, these highlights are not intended to be a full discussion of the Company's 2005 fiscal year.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2005 is presented below (dollars in millions, except per share amounts):

                                                                                                % Change       % Change
                                                    2005            2004           2003         2005-2004     2004-2003
                                                -------------- -------------- --------------- -------------- --------------
Revenue
     Services                                   $      889.7   $      778.1   $      758.9            14%            3%
     Data                                              333.3          232.7          199.3            43            17
                                                -------------- -------------- --------------- -------------- --------------
                                                $    1,223.0   $    1,010.8   $      958.2            21%            5%
Total operating costs and expenses                   1,100.8          917.5          903.1            20             2
Income from operations                                 122.2           93.3           55.1            31            69
Diluted earnings per share                              0.74           0.64           0.24            16           167
                                                ============== ============== =============== ============== ==============

Revenues
For the fiscal year ended March 31, 2005, the Company's revenue was $1,223.0 million, compared to revenue of
$1,010.8 million in fiscal 2004, reflecting an increase of $212.2 million.  Services revenue increased $111.5 million, or 14%, while data revenue increased $100.7 million, or 43%.  The increase in services revenue is primarily attributable to increases in revenue of $33.5 million from clients in the financial services, background screening, automotive, telecommunications, healthcare and technology industries, an increase of $40.8 million in IT Management revenue and an increase of $17.1 million related to the Claritas Europe and Consodata acquisitions.  All other revenue combined resulted in a net $20.1 million increase.  The industry revenue figures do not include revenue from the European acquisitions, as these revenues are not broken out by industry.  The increase in data revenue is primarily attributable to the acquisitions of Claritas Europe and Consodata, which together accounted for $97.8 million of the increase in data revenue during fiscal 2005.  There were additional increases in InfoBase analytics, enhancement and list products, which were largely offset by a decrease in the sale of real estate data.  Due to a change of strategy related to the sale of real estate data, a contract with a fixed revenue stream was allowed to expire.  Management believes that in the long term, the change in strategy will allow for an increase in data sales to this market; however, the impact on fiscal 2005 was a reduction in data revenue.

For the fiscal year ended March 31, 2004, the Company's revenue was $1,010.8 million, compared to revenue of
$958.2 million in fiscal 2003, reflecting an increase of $52.6 million.  Services revenue increased $19.2 million, or 3%, while data revenue increased $33.4 million, or 17%.  The increase in services revenue is primarily attributable to increases in revenue of $37.1 million from clients in the financial services, insurance, media and publishing and background screening industries, partially offset by decreases in revenue from clients in other industries, including retail, travel and entertainment and technology.  The increase in data revenue is primarily attributable to the acquisition of Claritas Europe, which contributed $22.9 million of revenue during 2004, with additional increases in InfoBase analytics, reference and suppression products.

The Company's business segments consist of US Services and Data, International Services and Data and IT
Management.  The Services and Data segments for both US and International substantially consist of consulting, database and data warehousing, list processing services, the Company's data content and software products.  IT
Management includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  Certain information technology outsourcing and facilities management revenue is accounted for in both the IT Management segment and the US
Services and Data segment where the client is billed.  These revenues are eliminated in consolidation.

The following table shows the Company's revenue by business segment for each of the years in the three-year period ended March 31, 2005 (dollars in millions):

                                                                                                % Change       % Change
                                                     2005           2004           2003        2005-2004      2004-2003
                                                ---------------------------------------------------------------------------
US Services and Data                            $      735.3   $      688.6   $      660.7           7%             4%
International Services and Data                        212.5           84.0           55.6         153             51
IT Management                                          292.2          251.5          243.7          16              3
Intercompany eliminations                              (17.0)         (13.3)          (1.8)         28            663
                                                ---------------------------------------------------------------------------
                                                $    1,223.0   $    1,010.8   $      958.2          21%             5%
                                                ===========================================================================

US Services and Data segment revenue for fiscal 2005 increased $46.7 million over fiscal 2004 and reflects increases of $34.4 million from clients in the financial services, background screening, automotive, government, technology, healthcare and media and publishing industries.  All other revenue combined resulted in a $12.3 million increase.  US Services and data segment revenue for fiscal 2004 increased $28.0 million over fiscal 2003 and reflects increases of $35.0 million from clients in the insurance, media and publishing, background screening and financial services industries, partially offset by decreases in revenue from clients in other industries including technology, travel and entertainment and retail.

International Services and Data segment revenue for fiscal 2005 increased $128.5 million over fiscal 2004.  The increase is primarily attributable to the acquisitions of Claritas Europe and Consodata.  International services and data segment revenue for fiscal 2004 increased $28.4 million over fiscal 2003, with the increase primarily attributable to the acquisition of Claritas Europe in the fourth quarter of 2004.

IT Management segment revenue in fiscal 2005 increased $40.8 million over fiscal 2004.  The IT Management segment revenue increased due to growth in existing accounts as well as new business including approximately $27.1 million from two significant new contracts signed in the fiscal year, one in the second quarter and one in the fourth quarter.  The IT Management segment revenue in fiscal 2004 increased $7.7 million over fiscal 2003.  The increase included $11.6 million in revenue, which was also reported as revenue by the Services segment, related mostly to new contracts with Services clients.  This increase is also reflected in intercompany eliminations.  IT
Management also increased due to an increase in revenue under the data center management agreement with
TransUnion that was amended effective October 1, 2002 to encompass TransUnion's client/server, network and communications infrastructure.  These revenue gains were partially offset by a decrease of $14.3 million from the disposal of the Company's Los Angeles outsourcing data center operation.

Certain IT Management revenue is reported both as revenue in the segment which owns the client relationship
(primarily the US Services and data segment) as well as the IT Management segment.  These revenues, which are eliminated in consolidation, increased $3.7 million in 2005 after increasing $11.6 million in 2004.

For the fiscal year ended March 31, 2005, approximately 74% of the Company's consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the
Company.  These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client's revenue.  However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.  In addition to tracking revenue under long-term contracts, the Company has also identified and tracks its revenue by major industries that include financial services, insurance, retail, automotive, governmental, travel and entertainment, telecommunications, technology, media and publishing, healthcare, background screening and other miscellaneous industries.

Operating Costs and Expenses
The following table presents the Company's operating costs and expenses for each of the years in the three-year period ended March 31, 2005 (dollars in millions):

                                                                                                % Change       % Change
                                                     2005           2004           2003        2005-2004      2004-2003
                                                -------------- -------------- -------------- -------------- ---------------
Cost of revenue
     Services                                   $      697.3   $      635.4   $      672.3           10%            (5)%
     Data                                              208.4          162.7          132.1           28             23
                                                -------------- -------------- -------------- -------------- ---------------
                                                       905.7          798.1          804.4           13             (1)
Selling, general and administrative                    196.1          118.5          103.7           65             14
Gains, losses and nonrecurring items, net               (1.0)            .9           (5.0)        (215)           117
                                                -------------- -------------- -------------- -------------- ---------------
Total operating costs and expenses              $    1,100.8   $      917.5   $      903.1           20%             2%
                                                ============== ============== ============== ============== ===============

The following table presents the Company's operating costs and expenses in functional categories for each of the years in the three-year period ended March 31, 2005 (dollars in millions):

                                                                                                % Change       % Change
                                                     2005           2004           2003        2005-2004      2004-2003
                                                -------------- -------------- -------------- -------------- ---------------

Salaries and benefits                           $      443.8   $      347.6   $      316.3           28%            10%
Computer, communications and other equipment           284.7          267.7          296.6            6            (10)
Data costs                                             169.0          132.6          116.0           27             14
Other operating costs and expenses                     204.3          168.7          179.2           21             (6)
Gains, losses and nonrecurring items, net               (1.0)            .9           (5.0)        (215)           117
                                                -------------- -------------- -------------- -------------- ---------------
Total operating costs and expenses              $    1,100.8   $      917.5   $      903.1           20%             2%
                                                ============== ============== ============== ============== ===============

The cost of services for fiscal 2005 of $697.3 million increased $61.9 million or 10% from fiscal 2004.  The cost of services for fiscal 2004 of $635.4 million decreased $36.9 million or 5% from fiscal 2003.  Cost of services as a percent of services revenue was 78% in fiscal 2005 compared to 82% in fiscal 2004 and 89% in fiscal 2003.
Cost of services in fiscal 2005 was up related to the increase in the IT Management segment revenue, and to new contracts in the US Services and Data segment and, to a lesser extent, the Claritas Europe and Consodata acquisitions.  Cost of services in fiscal 2004 was down due to the disposal of the Company's Los Angeles outsourcing data center operation in June of fiscal 2004, which accounted for a $13.2 million decrease relative to fiscal 2003 (see note 4 to the consolidated financial statements).  Cost of services included $2.8 million in software impairment charges in 2004, and $30.6 million of write-downs of software and long-lived assets in 2003
(see note 2 to the consolidated financial statements).  Also included in 2003 was $3.7 million of additional bad debt expense as a result of restructuring a long-term note receivable from the sale of an operation in previous years.  These decreases were partially offset by an increase of $5.5 million due to the acquisition of Acxiom
Information Security Systems, Inc. ("AISS") in August of fiscal 2003 (see note 3 to the consolidated financial statements).

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company's various data products.  The cost of data for fiscal 2005 of $208.4 million increased $45.7 million or 28% from fiscal 2004.  The cost of data for fiscal 2004 of $162.7 million increased $30.6 million or 23% from fiscal
2003.  The increase in these costs was primarily attributable to the acquisitions of Claritas Europe and
Consodata, which accounted for $36.9 million of the increase.  Additionally, the cost of data to support the revenue from Allstate Insurance Company ("Allstate") increased by $4.4 million.  The increase in these costs in fiscal 2004 was primarily attributable to the acquisition of Claritas Europe, which accounted for $17.2 million of the increase.  Additionally, the cost of data to support the revenue from Allstate increased by $9.7 million in fiscal 2004.  The remainder of the increase in data costs in fiscal 2004 was from fixed price increases and royalty-based pricing for data that are used in the Company's InfoBase products.

Selling, general and administrative expenses for fiscal 2005 of $196.1 million increased $77.5 million or 65%
from fiscal 2004.  Selling, general and administrative expense as a percent of total revenue was 16% in fiscal
2005 as compared to 12% in fiscal 2004 and 11% in fiscal 2003.  The increase in fiscal 2005 was primarily attributable to the acquisitions of Claritas Europe and Consodata, which accounted for $54.7 million of the increase.  In addition, the Company incurred expense related to the vesting of employee stock options of $3.6 million, higher than historical accounting expenses related to Sarbanes-Oxley compliance costs, and an investment in the Company's sales force.  The increase in these costs in fiscal 2004 was primarily attributable to an increase in incentive compensation of $6.9 million.  Quarterly and annual payments of the incentive compensation are determined based on achievement of financial targets, including meeting earnings per share goals.
Additionally, in fiscal 2004 sales commissions and performance-based merit awards increased by $2.5 million, and health and welfare benefit costs increased by $2.3 million with other smaller increases including insurance and training expenses.

Gains, losses and nonrecurring items for each of the years presented are as follows (in millions):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Gain (loss) on divestitures                                      $            (0.1)  $             0.1  $             0.4
Over-attainment accrual and adjustments                                        -                   -                  4.1
Restructuring plan charges and adjustments                                    (0.3)               (4.0)              (0.8)
Montgomery Ward bankruptcy recoveries                                          1.4                 3.0                1.3
                                                                 ------------------- ------------------ -------------------
     Gains, losses and nonrecurring items, net                   $             1.0   $            (0.9) $             5.0
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

In fiscal 2004, due to the decline in the business prospects of the buyer of one of the businesses disposed of in fiscal 2002, the Company recorded an allowance for uncollectible notes of $0.9 million.  This was charged to gains, losses and nonrecurring items, since it represents an adjustment of the loss on the sale of the business recorded in fiscal 2002.  The $0.9 million loss is netted against the $1.0 million gain on the disposal of the
Los Angeles outsourcing data center operation in the table above.  In fiscal 2005, there was a small adjustment to the disposal of the Los Angeles outsourcing data center mentioned above, resulting in an additional loss recorded in gains, losses and nonrecurring items of $0.1 million.

The following table shows the balances that were accrued for the Montgomery Wards ("Wards") bankruptcy, the
Restructuring Plan and the fiscal year 2004 restructuring plan as well as the changes in those balances during the years ended March 31, 2003, 2004 and 2005 (dollars in thousands):

                                              Associate-related       Ongoing
                                                   reserves        contract costs     Other accruals          Total
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2002                                $           600    $         2,025     $           279    $         2,904
     Payments                                            (950)            (1,345)               (142)            (2,437)
     Adjustments                                          366               (366)                117                117
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2003                                             16                314                 254                584
     Fiscal year 2004 restructuring
       plan amount                                      3,685                  -                 300              3,985
     Payments                                          (1,120)              (314)               (254)            (1,688)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2004                                          2,581                  -                 300              2,881
     Adjustments                                          335                  -                   -                335
     Payments                                          (2,916)                 -                (300)            (3,216)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2005                                $             -    $             -     $             -    $             -
                                              ================== =================== ================== ===================

During the fourth quarter of fiscal 2004 the Company recorded a charge of $4.0 million for restructuring.  The charge included $3.7 million related to severance and other associate-related charges due to the termination of approximately 230 associates on or prior to March 31, 2004.  The remainder of the charge was $0.3 million related to termination of a lease at one of the Company's locations.  During fiscal 2005, the remaining accrued items were completely paid, and the accrual balance was increased through gains, losses and nonrecurring items (see note 2 to the consolidated financial statements).

During the years ended March 31, 2005, 2004 and 2003 the Company received payments from the Wards bankruptcy trustee.  These payments were recorded through gains, losses and nonrecurring items where the Wards bankruptcy expense was originally recorded (see note 2 to the consolidated financial statements).

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

During fiscal 2003, the Company completed the sale of the remaining portion of one of its business operations sold during fiscal 2002 and sold an additional operation (see note 4 to the consolidated financial statements for more detail).  The Company recorded a net gain of $0.4 million in fiscal 2003 related to these dispositions.

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

Total amounts accrued in connection with this Restructuring Plan were $10.7 million, of which $0.3 million was paid out during fiscal 2004, $1.7 million was paid out during fiscal 2003 and $8.8 million was paid out during fiscal 2002.  During the fourth quarter of fiscal 2003, the Company revised its estimates of the remaining accrual associated with the Restructuring Plan.  As a result, the Company increased the impairment accrual by
$0.8 million in the fourth quarter of 2003.

Gross Profit

                                                                                                % Change       % Change
                                                   2005            2004            2003         2005-2004     2004-2003
                                              --------------- --------------- --------------- -------------- --------------
Services
     Revenue                                  $      889.7    $      778.1    $      758.9            14%            3%
     Cost of revenue                                 697.3           635.4           672.3            10            (5)
                                              --------------- --------------- --------------- -------------- --------------
     Gross profit                             $      192.4    $      142.7    $       86.6            35%           65%
                                              =============== =============== =============== ============== ==============
     Gross profit % of services revenue               21.6%           18.3%           11.4%

Data
     Revenue                                  $      333.3    $      232.7    $      199.3            43%           17%
     Cost of revenue                                 208.4           162.7           132.1            28            23
                                              --------------- --------------- --------------- -------------- --------------
     Gross profit                             $      124.9    $       70.0    $       67.2            79%            4%
                                              =============== =============== =============== ============== ==============
     Gross profit % of data revenue                   37.5%           30.1%           33.7%

Consolidated
     Revenue                                  $    1,223.0    $    1,010.8    $      958.2            21%            5%
     Cost of revenue                                 905.7           798.1           804.4           13            (1)
                                              --------------- --------------- --------------- -------------- --------------
     Gross profit                             $      317.3    $      212.7    $      153.8            49%           38%
                                              =============== =============== =============== ============== ==============
     Gross profit % of consolidated revenue           25.9%           21.0%           16.1%

Gross profit margins for services were 21.6% in fiscal 2005 which compares with 18.3% in fiscal 2004 and 11.4%
for fiscal 2003.  The improvement in gross profit margin is primarily due to revenue growth.  Certain impairment and other charges taken in 2004 and 2003 reduced gross profit margins 0.4% and 4.5%, respectively (see notes 2 and 4 to the consolidated financial statements).  Fiscal 2004 gross profit margins benefited from the sale of the
Los Angeles outsourcing data center operations that were sold early in the fiscal year and significantly lower postage and mailing-related costs in 2004.

The gross profit margins for data were 37.5% in fiscal 2005 which compares to 30.1% for fiscal 2004 and 33.7% for fiscal 2003.  Gross profit margins for 2005 increased due to the full-year impact of the European acquisitions.
The drop in 2004 data gross profit margins from 2003 reflects lower margins on higher Allstate-related revenues in 2004 together with the impact of the Claritas business which impacted the fourth quarter of 2004.

The consolidated gross profit margins for fiscal 2005 were 25.9% which compares to 21.0% for fiscal 2004 and
16.1% for fiscal 2003.  Charges taken in 2004 and 2003 reduced gross profit margins .3% and 3.5%, respectively.

Operating Margins
Fiscal 2005 operating margins were 10.0% compared to 9.2% in fiscal 2004 and 5.7% in fiscal 2003.  Improvement in operating margins in fiscal 2005 and 2004 over the prior fiscal year reflects higher gross profit margins partially mitigated by higher selling, general and administrative expenses noted above.  Certain impairment and other charges recorded in 2003 and 2004 reduced operating margins by 0.2% and 3.1%, respectively.

Other Income (Expense), Income Taxes and Other Items
Interest expense for fiscal 2005 decreased $0.1 million reflecting lower average debt levels offset by higher interest rates.  Interest expense for fiscal 2004 decreased $2.5 million from fiscal 2003, reflecting significantly lower average debt levels.  Additionally, the interest rates on all of the Company's variable rate debt declined during fiscal 2003.  The Company's weighted-average interest rate on long-term debt was 5.7% at
March 31, 2005 compared to 4.8% at March 31, 2004.

Other, net increased $9.9 million in fiscal 2005 after decreasing $1.5 million in fiscal 2004.  Other, net includes equity in joint ventures with a gain of $0.1 million in 2005 and losses of $1.1 million in 2004 and $0.4 million in fiscal 2003 as well as interest income of $3.0 million in 2005, $2.4 million in 2004 and $4.3 million in fiscal 2003.  The interest income in fiscal 2005 includes interest income of $1.1 million from the Internal
Revenue Service due to the filing of amended returns from prior years.  Other, net for fiscal 2004 includes a write-down on marketable and non-marketable investments of $7.2 million, as compared to write-downs of $8.8 million in fiscal 2003.  These write-downs are the result of the determination by management that certain of the
Company's investments are other than temporarily impaired.  In making the assessment as to whether a decline in value of an investment is "other than temporary," the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  In addition, management looks at all other available information, including the business plan and current financial condition of each investee.

The Company's effective tax rate was 34.4% in fiscal 2005, 13.3% in fiscal 2004 and 22.5% in fiscal 2003.  The fiscal 2005 rate was impacted by a $2.0 million contingency reserve reversal.  This reversal was the result of a settlement with the IRS regarding the timing of deductions for warrants issued to a customer on terms more favorable than previously expected.  The 2005 rate also included a $1.0 million benefit from research credits claimed in the 2004 tax return in excess of the amount calculated in the 2004 accrual.  The rate in fiscal 2004 was impacted by the reversal of deferred tax liabilities that had previously been provided for tax years 1999 through 2002, which were subject to audit by the Internal Revenue Service.  During fiscal 2004 these tax audits were completed, resulting in the reversal of these contingency reserves, which were primarily related to the tax effects of restructuring costs, warrants issued to a customer, and claimed research and development credits.
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

The Company is regularly audited by federal and state tax authorities, which, from time to time, results in proposed assessments and/or adjustments to certain of the Company's tax positions.  As a result of certain tax deductions and exclusions taken by the Company in recent years for which no specific or clear guidance is included in the Internal Revenue Code and the possibility that the Company's position with respect to these deductions and/or exclusions could be challenged and disallowed by tax authorities, the Company has established a tax liability to cover its potential exposure.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at March 31, 2005 totaled a negative $30.6 million compared to a negative $9.8 million at March
31, 2004.  Total current assets increased $47.3 million, including a $38.3 million increase in accounts receivable, but current liabilities increased $68.2 million.  Cash provided by operating activities was $247.0 million in fiscal 2005 as compared to $259.9 million in fiscal 2004 and $253.8 million in fiscal 2003.
Depreciation and amortization increased by $44.9 million in 2005, but the resulting increase in operating cash flow was more than offset by a $64.2 million net change in operating assets and liabilities, primarily due to the impact of increases in accounts receivable as compared to a decrease in fiscal 2004.  Net changes in operating assets and liabilities increased fiscal 2004 operating cash flow by $30.2 million, primarily as a result of decreases in accounts receivable due to strong collections at the end of the fiscal year.  Net changes in operating assets and liabilities increased fiscal 2003 operating cash flow by $54.4 million, primarily as a result of approximately $40 million of refunds of federal income taxes received in June 2002 and net collections of notes receivable of approximately $35 million.  Depreciation and amortization of $150.2 million in fiscal 2004 includes $2.8 million of charges related to the impairment of software.  Depreciation and amortization of $154.9 million in fiscal 2003 includes $30.6 million of charges related to the impairment of software and long-lived assets discussed above.

Accounts receivable days sales outstanding ("DSO") was 70 days at both March 31, 2005 and March 31, 2004, and is calculated as follows (dollars in thousands):

                                                                                           2005               2004
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       250,653    $       212,387
Denominator:
     Fourth quarter revenue                                                                  322,534            277,837
     Number of days in fourth quarter                                                             90                 91
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,584    $         3,053
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            70                 70
                                                                                     ================== ===================

Investing activities used $127.7 million in fiscal 2005 compared to $123.3 million in fiscal 2004 and $69.0 million in fiscal 2003.  Investing activities in 2005 included capitalized software development costs of $20.3 million as compared to $27.8 million in 2004 and $34.6 million in 2003.  Capitalized software costs have decreased $7.6 million in 2005 and $6.7 million in 2004 due to increased development in 2003 of a standardized component architecture for delivery of the Company's products and service.  Capitalized software costs included
$10.5 million in fiscal 2003 related to development of this standardized component architecture and include approximately $11 million in fiscal 2003 related to AbiliTec products.  Capital expenditures were $14.3 million in fiscal 2005 compared to $22.2 million in 2004 and $13.2 million in 2003.  Capital expenditures decreased by
$7.9 million in fiscal 2005 due to the Company's decision to generally finance most new equipment purchases through capital leases and the financing of construction projects through construction loans.  Acquisitions under capital leases increased $10.1 million in 2005 and construction of assets under construction loans increased
$10.8 million for 2005.  Capital expenditures increased $9.0 million in fiscal 2004 primarily due to purchases of data center equipment to support the Company's outsourcing agreements.  Deferral of costs and data acquisition costs were $53.4 million in fiscal 2005 compared to $24.9 million in 2004 and $15.0 million in 2003.  Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as deferred costs related to data, increased $28.5 million in 2005 after increasing $9.9 million in 2004 primarily due to increases related to purchased data in the
Company's European data business.  Fiscal 2005 includes an entire year's worth of costs related to both the
Claritas and Consodata acquisitions, compared to 2004 which only included one quarter's worth of costs related to only the Claritas acquisition.

Total spending on capitalized software, as discussed above, and research and development expense was $35.7 million in fiscal 2005 compared to $47.9 million in 2004 and $54.3 million in fiscal 2003.  Research and development expense was $15.4 million in fiscal 2005 compared to $20.1 million in fiscal 2004 and $19.7 million in fiscal 2003.

Investing activities also reflect net cash paid for acquisitions of $42.2 million in fiscal 2005 compared to
$55.6 million in fiscal 2004 and $14.1 million in fiscal 2003.  Fiscal 2005 includes $5.6 million paid for the acquisition of ChinaLOOP in October 2004 and $18.6 million paid for the acquisition of SmartDM in January 2005.
The Company also paid an additional $9.3 million for the Consodata acquisition, which includes the amount paid for Consodata Germany, additional payments for acquisition fees, and payments to minority shareholders of
Consodata.  An additional $8.7 million was paid for the Claritas companies, including acquisition fees and payments to the former owner of Claritas for working capital adjustments.  In January 2004 the Company acquired the Claritas Europe group of companies for approximately $28.7 million, net of cash acquired, and in March 2004 acquired the Consodata companies based in England, France and Spain for approximately $26.9 million, net of cash acquired.  Proceeds from the dispositions of operations in fiscal 2004 were $7.7 million, compared to $1.1 million in fiscal 2003.  Proceeds from the disposition of operations in fiscal 2004 included $6.7 million for the sale of the Los Angeles outsourcing data center and $1.0 million in collections on a note receivable from a previous disposition.  Proceeds from dispositions of operations in fiscal 2003 were collections on notes receivable from operations disposed of in prior years.  Notes 3 and 4 to the consolidated financial statements discuss the acquisitions and dispositions in more detail.

Investing activities also reflect cash payments by the Company of $5.0 million in fiscal 2004 and $1.2 million in fiscal 2003 to fund investments in joint ventures and other companies.  During fiscal 2004 the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.4 million due May 2007.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.  Investments made in 2003 include advances to the Company's Australian joint venture operations before the acquisition of the remaining 50% in June
2002.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.  The
Company may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that it ceases to provide funding and these investments have not achieved profitable operations, the
Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($7.5 million at March 31, 2005).  The Company recorded impairment charges on certain of its investments of $7.2 million in fiscal 2004 and $8.8 million during fiscal 2003.  In the event that declines in the value of its investments occur and continue, the Company may be required to record additional temporary and/or "other than temporary" impairment charges related to its investments.

The Company also received proceeds of $7.7 million in fiscal 2003 from the sale and leaseback transaction discussed below.

On June 29, 2001 the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million.
Simultaneous with the sale of this equipment, the Company agreed to lease the equipment under a capital lease from TIP for a period of thirty-six months.  On August 30, 2002, the Company amended its agreement with TIP whereby it reacquired from TIP certain equipment under the original sale and leaseback arrangement.
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

The Company has generated free cash flows of $159.0 million in fiscal 2005, $187.8 million in fiscal 2004 and
$199.0 million in fiscal 2003, as shown below (in thousands):

                                                                        2005                2004               2003
                                                                 ------------------- ------------------ -------------------
Operating cash flow                                              $       247,014     $       259,883    $       253,793
Proceeds from the disposition of assets                                        -               2,783                293
Capitalized software development costs                                   (20,294)            (27,844)           (34,573)
Capital expenditures                                                     (14,330)            (22,178)           (13,212)
Deferral of costs and data acquisition costs                             (53,428)            (24,881)           (15,027)
Proceeds from sale and leaseback transactions                                  -                   -              7,729
                                                                 ------------------- ------------------ -------------------
     Free cash flow                                              $       158,962     $       187,763    $       199,003
                                                                 =================== ================== ===================

Free cash flow is not a generally accepted accounting principle ("GAAP") financial measure.  A "non-GAAP financial measure" is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company's consolidated financial statements.  The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the
Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, particularly payments on capital leases and other scheduled debt payments, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs and data acquisition.  The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

The Company's fiscal 2003 free cash flow was impacted significantly by income taxes.  As a result of losses shown on the Company's federal income tax return for fiscal 2002, the Company filed claims to carry the losses back five years as allowed under federal tax provisions, resulting in refunds of approximately $40 million.
Additionally, as a result of income tax operating loss carryforwards and credits, the Company did not pay any significant federal or state income taxes in fiscal 2003, 2004 or 2005.  The Company expects that the federal net operating loss carryforwards will be fully utilized and the Company will begin paying federal income taxes during fiscal 2006.

On November 14, 2002, the Company announced a common stock repurchase program.  From that date until March 31,
2005, the Company has repurchased 9.1 million shares of its common stock for an aggregate purchase price of $158.6 million under this repurchase program.  During fiscal 2005, 3.0 million shares were repurchased for an aggregate purchase price of $67.9 million of which $64.2 million was paid in cash during the fiscal year and the remainder was paid when the trades settled shortly after the end of the fiscal year.

Financing activities in fiscal 2005 used $129.6 million including $95.2 million in net repayments of debt, $14.6 million in cash dividends and $64.2 million in stock repurchases as discussed above.  Financing activities in fiscal 2004 used $127.9 million, primarily as a result of net repayments of debt during the year and the acquisition of stock.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $44.4 million in 2005 and $22.0 million in 2004.

Financing activities in fiscal year 2003 used $185.1 million, primarily as a result of net repayments of debt and the purchase of 1.8 million shares of common stock for an aggregate purchase price of $26.7 million.  The Company repaid $64.2 million of term notes in February 2003 and repaid $62.6 million of convertible debt.  Proceeds from the sale of common stock through stock options and the employee stock purchase plan were $18.1 million in fiscal
2003.

In each of the fiscal years 2005, 2004 and 2003, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction.  The incurrence of this debt appears on the Consolidated Statements of Cash Flows under "supplemental cash flow information."  Payment of this debt in future periods will be reflected as a financing activity.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends, and for other general business purposes.  The Company paid its first cash dividend of four cents per share in the fourth quarter of fiscal 2004.  In the fourth quarter of fiscal 2005 the quarterly dividend was increased to five cents per share.  While Acxiom intends to pay regular quarterly dividends for the foreseeable future, all dividends will be reviewed quarterly and declared by the board at its discretion.

Credit and Debt Facilities
The Company had available credit lines of $245 million of which $10.9 million was outstanding at March 31, 2005, compared to $16.2 million outstanding at March 31, 2004.  The Company's debt-to-capital ratio, as calculated below, was 15% at March 31, 2005 compared to 33% at March 31, 2004 (dollars in thousands).

                                                                                          March 31,           March 31,
                                                                                            2005                2004
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       141,704    $       293,457
                                                                                     ------------------ -------------------
Denominator:
     Long-term obligations, net of current installments                                      141,704            293,457
     Stockholders' equity                                                                    814,834            587,216
                                                                                     ------------------ -------------------
                                                                                     $       956,538    $       880,673
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             15%                33%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $83.0 million and $73.2 million at March 31, 2005 and 2004, respectively.

Included in long-term obligations at March 31, 2004 are the Company's 3.75% convertible notes ("3.75% Notes") in the amount of $175 million.  In March 2005, the Company called the 3.75% Notes for redemption and as a result, substantially all of the holders converted their notes into common stock.  The conversion price for the 3.75%
Notes was $18.25 per share.  As a result of the conversion, the Company issued approximately 9.6 million shares of its common stock to the former holders of the 3.75% Notes.  The remaining notes that were not converted into stock were redeemed by the Company, including accrued interest and a premium.  As a result of this transaction, the Company is no longer obligated under any of the 3.75% Notes.  Total stockholders' equity has increased $227.6 million to $814.8 million at March 31, 2005.  The components of this increase are detailed in the consolidated statement of stockholders' equity and comprehensive income.

Effective March 24, 2005, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $245.0 million through March 31, 2010.  Subsequent to March 31, 2005, the facility was amended again to increase the total potential borrowing amount to $400 million.  Borrowings under the revolving credit facility of $10.9 million at March 31, 2005 and $16.2 million at March 31, 2004 bear interest at LIBOR plus 1.0% and at LIBOR plus 1.5%, respectively, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing and are secured by the Company's accounts receivable.  Weighted average interest rates on the March 31, 2005 and March 31, 2004 borrowings under the revolving credit facility were 4.87% and 2.74%, respectively.

Off-Balance Sheet Items and Commitments
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft
("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  In December 2003 the Company entered into a synthetic lease for an additional aircraft which expires in November 2013, with the Company having the option at expiration to purchase the aircraft at a fixed price or return the aircraft to the lessor.  In the event the Company elects to return the
Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $8.3 million at March 31, 2005.  Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million, and as of March 31, 2005 the Company has a future commitment for lease payments of $27.8 million over the next nine years.

Prior to its termination as discussed below, the Company had entered into a real estate synthetic lease arrangement with respect to an office facility in Little Rock, Arkansas and land in Phoenix, Arizona.  This synthetic lease arrangement provided the Company with more desirable terms than other alternative construction financing options.  The lessors funded $45.8 million for the construction of the Little Rock facility and acquisition of the Phoenix land.  The Little Rock facility was completed in December 2002 and cost approximately
$34.4 million, including interest during construction.  Effective February 10, 2003, the Company terminated the synthetic lease arrangement by purchasing the Phoenix land and the Little Rock facility from the lessors for approximately $45.8 million.  As a result, the underlying real estate assets and the related depreciation expense have been recorded in the Company's consolidated financial statements beginning February 2003.  The Company has completed and occupied a new 97,000 square foot office building and data center in Phoenix, Arizona.  Total construction costs of this facility were approximately $15.5 million.  The Company also has begun construction on an additional 30,000 square foot data center in Little Rock, Arkansas and it is expected to be completed in fiscal 2006.  Total construction cost of this facility is expected to be $16 million to $17 million.

In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the
Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at March 31, 2005 was $5.4 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $3.7 million at March 31, 2005 and $10.0 million at March 31, 2004.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at March 31, 2005
(dollars in thousands):

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2006         2007         2008         2009         2010      Thereafter      Total
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
Capital lease and
  installment payment
  obligations                  $    51,353   $   28,053    $   14,196   $    2,578   $      974   $   12,068   $  109,222
Software and data license
  liabilities                       26,153       16,156        14,405        6,933            -            -       63,647
Warrant liability                        -            -             -            -            -        1,612        1,612
Other long-term debt                 5,499        3,490         2,807       12,382       11,834       14,216       50,228
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
     Total long-term
       obligations                  83,005       47,699        31,408       21,893       12,808       27,896      224,709
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
Synthetic aircraft leases            3,022        3,022         3,022        3,022        3,022        8,367       23,477
Synthetic equipment and
  furniture leases                   3,001          964           401            -            -            -        4,366
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
Total synthetic operating
  leases                             6,023        3,986         3,423        3,022        3,022        8,367       27,843
Equipment operating leases          16,389        8,245         2,541          158            -            -       27,333
Building operating leases           18,501       18,041        15,187       13,136        9,170       59,771      133,806
Partnerships building leases         2,123        2,134         2,144        2,155           46            -        8,602
Related party aircraft lease           902          376             -            -            -            -        1,278
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
     Total operating lease
       payments                     43,938       32,782        23,295       18,471       12,238       68,138      198,862
Operating software license
  obligations                        4,995        3,561         3,515        3,515        3,515            -       19,101
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
     Total operating lease
       and software license
       obligations                  48,933       36,343        26,810       21,986       15,753       68,138      217,963
                               ------------- ------------ ------------ ------------ ------------ ------------ -------------
Total contractual cash
  obligations                  $   131,938   $   84,042    $   58,218   $   43,879   $   28,561   $   96,034   $  442,672
                               ============= ============ ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2006         2007         2008         2009         2010      Thereafter      Total
                               ------------ ------------ ------------ ------------ ------------ ------------ -------------
Purchase commitments on
  synthetic aircraft leases    $        -   $        -    $        -   $        -   $        -   $   18,397   $   18,397
Purchase commitments on
  synthetic equipment and
  furniture leases                  3,558          464         1,861            -            -            -        5,883
Other purchase commitments         53,502       23,906        18,211        5,546        5,546        4,160      110,871
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Total purchase commitments     $   57,060    $   24,370    $   20,072   $    5,546   $    5,546   $   22,557   $  135,151
                               ============ ============= ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.
See note 14 to the consolidated financial statements.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.4 million at March
31, 2005) should the Company elect

to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2005 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         1,632

Residual value guarantee on synthetic aircraft lease                                                              6,639

Residual value guarantee on related party aircraft lease                                                          3,425

Guarantees on certain partnership and other loans                                                                 5,408

Outstanding letters of credit                                                                                     3,663

The total of loans "on certain partnerships and other loans," of which the Company guarantees the portion noted
in the above table, are $13.3 million.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  It is the Company's current intention generally to lease any new required equipment to better match cash outflows with customer inflows.  In some cases, the Company also sells software and hardware to clients.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company's existing available debt and cash flow from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities.
However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the "Risk Factors" contained in Part I, Item 1. Business, of the
Company's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Acquisitions
In May 2005, subsequent to the end of the fiscal year, the Company completed the acquisition of Digital Impact,
Inc. ("Digital").  Digital is a provider of integrated digital marketing solutions and is based in San Mateo,
California.  Management believes Digital provides the Company with new digital services capabilities that are complementary to the company's existing service offerings.  The Company paid approximately $132 million in cash for Digital.  The Company has not yet completed assigning the purchase prices to assets and liabilities acquired.  Digital's total annual revenues are approximately $45 million.

On January 5, 2005 the Company acquired SmartDM Holdings, Inc. ("SmartDM") and its wholly-owned subsidiaries.
SmartDM is a full-service direct marketing company based in Nashville, Tennessee that offers comprehensive direct marketing services and information management for mid-sized companies.  The aggregate purchase price was approximately $20.3 million consisting of $18.6 million paid in cash (net of cash acquired) and $1.7 million in common stock.  SmartDM's revenue is approximately $14 million per year.

On October 25, 2004 the Company acquired ChinaLOOP, a business intelligence, customer relationship management and data management company.  ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.  ChinaLOOP's clients include a number of China-based and multinational companies.  The purchase price was approximately $7.4 million consisting of $5.6 million paid in cash (net of cash acquired) and warrants with an estimated value of
$1.8 million.  The warrants provide for the purchase of 100,000 shares of the Company's common stock at a price of $15 on or after November 1, 2007.  Exercise of the warrants is contingent on certain performance levels of the acquired business.  The warrants also provide the warrant holders with certain rights to additional shares if the price of Acxiom stock upon exercise of the warrant is less than $30 per share.  The warrants expire October 24,
2014.  The acquired company's revenue is approximately $2.6 million per year.

On March 31, 2004, the Company completed the acquisition of the Consodata companies based in England, France and
Spain, from Turin-based Seat P.G., one of the world's leading multi-platform directories companies.  The acquisition of the Consodata German operation was completed in April 2004.  The total net consideration was approximately $36.2 million, including $26.9 million, net of cash acquired, for the operations acquired in fiscal
2004, approximately $5.0 million, net of cash acquired, for the German operation acquisition which closed in fiscal 2005 and approximately $4.3 million in fees and payments to minority shareholders in fiscal 2005.

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.  The acquisition is accounted for as a purchase and was effective January 1, 2004.
Management believes this acquisition, along with the Consodata acquisition noted above, will provide the Company with significant European data assets that will be complementary to the Company's service offerings and will give the Company an expanded presence in Europe.  The Company paid approximately $38.0 million for the acquisition, net of cash acquired, which includes offices in England, France, The Netherlands, Germany, Spain, Portugal and
Poland.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1, 2004.  The amount paid includes payments for working capital adjustments of $8.7 million in
2005 and fees and other costs associated with the acquisition.

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

See note 3 to the consolidated financial statements for more information about the Company's acquisitions.

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

The Company's operations have not proven to be significantly seasonal, although the Company's traditional direct marketing operations experience slightly higher revenues in the Company's second and third quarters.  In order to minimize the impact of these fluctuations, the Company continues to seek long-term strategic partnerships with more predictable revenues.  Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 74% in fiscal 2005, compared to approximately 80% in 2004 and 2003.  The decrease in revenue under long-term contracts is primarily due to the
European acquisitions (Claritas and Consodata) which have significantly lower percentages of revenue under long-term contract than the Company's US operations.

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide TransUnion with various data center management services.  In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom's board of directors.  TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  During the quarter ended September 30, 2004, the agreement was extended to run through December 31,
2010.  Acxiom recorded revenue from TransUnion of $96.0 million, $74.1 million and 71.1 million in fiscal 2005,
2004 and 2003, respectively.

During fiscal 2004, the Company entered into a long-term data license agreement with TransUnion to license data that is used by some of the Company's products.  In fiscal 2005, the Company entered into a second data license with TransUnion for additional data.  The Company also purchases other data and services from TransUnion (see note 14 to the consolidated financial statements).  Effective August 12, 2002, as previously discussed, the
Company acquired certain assets and assumed certain liabilities of an employment screening business owned by
TransUnion for an aggregate purchase price of $34.8 million (see note 3 to the consolidated financial statements).

The Company has an agreement to resell Acxiom products with a company whose majority shareholder is a family member of an officer of the Company.  Products purchased from the Company for resale were approximately $1.0 million in fiscal 2005, $0.7 million in fiscal 2004 and $0.8 million in fiscal 2003.  The receivable account balance was approximately $0.2 million at the end of fiscal 2005, $1.2 million at the end of fiscal 2004 and $0.9 million at the end of fiscal 2003.

See Item 13 of the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-U.S. Operations

With the acquisition of ChinaLOOP, the Claritas Europe group of companies and the Consodata companies, the
Company now has a larger presence in the United Kingdom and France and a new presence in The Netherlands,
Germany, Spain, Portugal, Poland and China.  Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company's revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company's future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.  The
Company's European operations had net earnings of $6.8 million in fiscal 2005, $1.1 million in fiscal 2004 and
$3.0 million in fiscal 2003.  The European operations included earnings from the Claritas acquisition of $2.6 million for the period from January 1, 2004 (date of acquisition) through March 31, 2004.  The Australian operation had net losses of $0.4 million for fiscal

2005, $1.1 million in fiscal 2004 and $4.3 million for the period from June 2002 (date of acquisition) through
March 31, 2003.  ChinaLOOP had approximately break-even net earnings for the period from October 25, 2004 (date of acquisition) through March 31, 2005.  The Company's Japanese operation, which was closed after the end of fiscal
2005, incurred net losses of approximately $2.4 million in fiscal 2005, $1.2 million in fiscal 2004, and $0.3 million in fiscal 2003.

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

     The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF
     01-8, "Determining Whether an Arrangement Contains a Lease."  EITF 01-8 became effective for new arrangements or modifications to existing arrangements occurring on or after July 1, 2003.  EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement.  In cases where database management or IT outsourcing arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly.  The lease revenues are not significant to the Company's financial statements.

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

     In certain multiple element arrangements, including database management and IT outsourcing arrangements, the
     Company is unable to assign fair values to the multiple elements.  Therefore, when third-party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period.  Included in the Company's consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March
     31, 2005 was $115.9 million as compared to $91.1 million at March 31, 2004.

     In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the
     Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate.  The Company recognized revenue of $17.4 million in 2005, $17.6 million in 2004 and $7.4 million in fiscal 2003 for hardware and software where the Company has determined that up-front revenue recognition is appropriate.  The Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 99-19, "Reporting
     Revenue Gross as a Principal versus net as an Agent," to determine whether such revenues should be recognized on a gross or a net basis over the term of the related service agreement.  Each factor in EITF
     99-19 is evaluated, with the primary factor being whether the Company is the primary obligor in the arrangement.  In fiscal 2005, all of the $17.4 million in revenue noted above was recorded on a gross basis.  In fiscal 2004 and 2003 sales agreements recorded on a net basis totaled $0.7 million and $0.8 million, respectively.  In fiscal 2004 and 2003 sales agreements recorded on a gross basis totaled $16.9 million and $6.6 million, respectively.

     Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies.  Unbilled amounts included in accounts receivable were
     $67.7 million and $59.4 million, respectively, at March 31, 2005 and 2004.

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

     Software, Purchased Software Licenses, and Research and Development Costs - The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86,
     "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86") and the
     American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of
     Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred.  Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The
     Company recorded amortization expense and impairment charges related to internally developed computer software of $29.8 million in fiscal 2005, $26.9 million in fiscal 2004 and $34.4 million in fiscal 2003.
     Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization of $15.4 million in fiscal 2005, $20.1 million in fiscal 2004 and $19.7 million in fiscal 2003 were charged to operations during those years.

     Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations.  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $35.6 million in fiscal 2005, $27.1 million in fiscal 2004 and $25.9 million in fiscal 2003.  Purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if necessary, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers' continuing commitments to utilize mainframe architecture and the software under contract.  During fiscal year 2004, in conjunction with an amendment to one of its purchased operating system software license agreements, the Company evaluated the remaining useful lives of certain of its purchased operating system software licenses.  As a result of this review, the estimated remaining useful life of one of these licenses was extended from eight years to ten years and the estimated remaining useful life of another license was extended from four years to eight years.  At the same time, the Company adjusted its units-of production estimates for future years.  As a result of these changes, amortization expense for these two licenses for fiscal year 2004 was reduced from what it would have been without these changes.  The effect of the amendment, the changes in useful lives, and the changes in estimated units-of production for fiscal year 2004 was to increase earnings before income taxes by $7.1 million, increase net earnings by $4.5 million, increase basic earnings per share by $0.05 and increase diluted earnings per share by $0.05.  While the Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

     Capitalized software, including both purchased and internally developed, are reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value.  In performing the net realizable value evaluation of capitalized software, the Company's projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product.  A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value.  Due to changes in the marketplace and the Company's decision to de-emphasize certain software products, the Company carried out evaluations of these products.  As a result of the Company's net realizable value calculation, the Company recorded charges of $2.8 million in fiscal 2004 and $14.1 million in fiscal 2003 for the write-down of certain of its purchased and internally developed software to net realizable value.  (See further discussion in note 2 to the consolidated financial statements.)  At March
     31, 2005, the Company's most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists.  However, no assurance can be given that future analysis of the
     Company's capitalized software will not result in an impairment charge.  Additionally, should future project revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company's estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software
     ($215.1 million at March 31, 2005).

     Valuation of Long-Lived Assets and Goodwill - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group.  If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended March 2003, as discussed in note 2 to the consolidated financial statements, the Company recorded an impairment charge to its long-lived assets (excluding purchased and internally-developed software) of $6.3 million.  At March 31,
     2005, the Company believes that no further impairment exists with respect to its long-lived assets.
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

     Stock-Based Compensation Accounting - The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation to associates.  Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards to associates in its consolidated financial statements.  The Company has included the pro forma disclosures in note 1 to its consolidated financial statements as if the fair-value based method of accounting had been applied.  See the following section, "New Accounting Pronouncements" for a discussion of the required implementation for the fair-value based method of accounting.

     Fully diluted shares outstanding and diluted earnings per share ("EPS") include the effect of "in-the-money"
     stock options and warrants (calculated based on the average share price for the period) and the convertible debt.  The convertible debt, as computed under the if-converted method, is dilutive to the extent that EPS for the fiscal year exceeds approximately $0.43 per share.

     The dilution from employee options and warrants, as computed under the treasury stock method, fluctuates based on changes in the price of the Company's common stock.  If the price of the Company's stock decreases, fewer options and warrants are "in the money" and the impact on diluted earnings per share is smaller.  If the price of the Company's stock increases, more options and warrants are "in the money" and the impact on diluted earnings per share is greater.  As shown in note 1 to the consolidated financial statements, the impact on diluted earnings per share from stock options and warrants during the current year was approximately 4%.

     Deferred Costs and Data Acquisition Costs - The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts.  All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement.  During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable either through recognition of previously deferred revenue or future minimum contractual billings.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

     The Company also defers costs related to the acquisition or licensing of data for the Company's proprietary databases which are used in providing data products and services to customers.  These costs are amortized over the useful life of the data, which is from two to seven years.  In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the kind of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4)
     whether the "stale" data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

     Total deferral of costs and data acquisition costs were $53.4 million in fiscal 2005, $24.9 million in fiscal 2004, and $15.0 million in fiscal 2003.  At March 31, 2005, the Company had recorded on its consolidated balance sheet deferred costs of $88.9 million and data acquisition costs of $48.9 million.

     Investment Valuations - The Company accounts for its investments in marketable and nonmarketable securities as available for sale.  Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss).  In the event that unrealized declines in the value of its investments are deemed to be "other than temporary", the Company records the unrealized losses as a charge to earnings.  In making the assessment as to whether a decline in value of an investment is "other than temporary", the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  In addition, management looks at all other available information, including the business plan and current financial condition of each investee.  During fiscal 2004 and 2003, management has determined declines in the value of certain of its investments to be "other than temporary."  Accordingly, the Company recorded charges to earnings of $7.2 million in fiscal 2004 and $8.8 million in fiscal 2003 to write down investments to their approximate fair values.

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

     ("EBITDA") multiples, and various other factors.  In the event that the underlying projections of an investment obtained by the Company for use in its DCF analysis do not materialize; future events indicate that revisions to discount rates, EBITDA multiples, liquidity factors or other variables are necessary; or quoted market prices of investments, where available, decline, the Company may be required to make further write-downs up to and including the total carrying amount of its investments ($7.5 million at March 31, 2005).

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial
Accounting Standards No. 123, "Share-Based Payment" (SFAS No. 123R")  SFAS No. 123R as originally issued would have been required to be adopted by the Company in the second fiscal quarter of fiscal 2006, which is the quarter beginning July 1, 2005.  Subsequent to issuance of the statement, the effective date was delayed until the beginning of the next fiscal year, which begins April 1, 2006.

SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments
(including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award.  Currently the Company accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost has been recognized by the Company for any of its stock options.  SFAS No. 123R supercedes Opinion No. 25 and eliminates the use of the intrinsic value method.

Under the provisions of SFAS No. 123 before its recent revision, the Company included footnote disclosures of the effects on the Company's earnings that would have occurred if SFAS No. 123 had been adopted by the Company.  See note 1 to the consolidated financial statements for this disclosure.

During the quarter ended September 30, 2004, the compensation committee of the board of directors voted to vest the unvested 2.1 million options which were then out of the money with option prices greater than $22.33.  During the quarter ended March 31, 2005, the board of directors authorized the acceleration of vesting of all of the
Company's outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time.
The accelerated vesting was effective at the close of business on March 24, 2005.  The closing price of the
Company's common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $21.37.  As a result of the latest acceleration, options to purchase approximately 4.9 million shares of the Company's common stock, which otherwise would have vested from time to time over the next six years, are now fully vested.  All other terms and conditions applicable to these stock options grants remain in effect.

The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in the consolidated statement of operations in future financial statements upon the effectiveness of SFAS
123R.  At the time of the board's action SFAS 123R was scheduled to become effective for the Company on July 1,
2005.  The effective date has now been postponed until April 1, 2006.  By accelerating the vesting of these options, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005.  The Company believes that the acceleration will eliminate the need for recognizing future compensation expense, in either the financial statements or the pro forma footnote disclosure, of approximately
$11.7 million in fiscal 2006;  $11.2 million in fiscal 2007; $8.2 million in fiscal 2008; and a total of $6.5 million over the following three fiscal years.  The expenses which otherwise would have been incurred but for the acceleration are reported in the Company's fiscal year 2005 financial statements in the pro forma footnote disclosure as permitted under the provisions of SFAS 123 prior to its revision.  The Company believes that it will thereafter not be required to recognize any significant compensation expense in future periods associated with the affected options.

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

The Company's intent in implementing the original 1993 stock option program as well as the subsequent versions of the program was to align its leaders' interest with stockholders' interests, and to motivate, retain and attract key leaders.  The
                                                                F-25

Company believes that this goal was achieved through the implementation of premium priced options and long vesting periods, which are substantially longer than the vesting periods used at most companies.  However, as a result of SFAS 123R, the Company would be required to recognize expense for options granted a number of years earlier.  In fact, SFAS 123R would require the Company to recognize expense for options granted as far back as 1997.

In its proxy statement for the 2005 annual meeting of stockholders, the Company will submit revisions to its stock option plan for approval.  Under the revised plan, other forms of equity compensation, such as restricted stock and restricted stock units, would become available for grant under the plan.  It is anticipated that if the revised plan is approved these alternatives will be utilized as the Company's primary long-term incentive ("LTI")
vehicle in amounts which should result in significantly less dilution than the former LTI stock option program.
The Company will continue to evaluate all applicable accounting standards with regard to the future implementation of its LTI strategies.

In December 2004, the FASB issued FASB Staff Position No.109-1 "Application of FASB Statement No. 109, Accounting
for Income Taxes, to the Tax Deduction on Qualified Production Activities"  as provided by the American Jobs
Creation Act of 2004" (FSP 109-1).  This guidance has been applied effective January 1, 2005, although there has been no benefit because of the Company's federal tax carryforwards.  The application of FSP 109-1 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 "Accounting and Disclosure Guidance for the
Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2).  The Act
provides for the one-time deduction of 85% of certain non-U.S. earnings that are repatriated in excess of a base amount as defined in the Act.  Although accounting guidance requires a company to reflect the effect of new tax law in the period of enactment, FSP 109-2 provides that, due to the lack of clarity of certain provisions within the Act, companies are allowed additional time beyond the financial reporting periods of enactment to evaluate the effect of the Act.

The Company has started an evaluation of the effects of the repatriation provision.  However, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.  The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language, in no event later than March 31, 2006.  If the Company does decide to repatriate earnings under this provision, the impact to the Company will be to increase tax expense for the period of repatriation by some amount.  The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $19.6 million.  The related potential range of income tax is between zero and $1 million.

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
o        the possibility of an economic slowdown or that economic conditions in general will not be as expected;
o        the possibility that significant clients may experience extreme, severe economic difficulty;

o        the possibility that the fair value of certain assets may not be equal to the carrying value of those assets now or in future time periods;
o        the possibility that sales cycles may lengthen;
o        the possibility that the Company may not be able to attract and retain qualified technical and leadership associates, or may lose key associates to other organizations;
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
o        the possibility that changes in accounting pronouncements may occur and may impact these projections;
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
o        the possibility that the Company will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;
o        the possibility that the Company may experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers;
o        the possibility that the services of the United States Postal Service, their global counterparts and other delivery systems may be disrupted;
o        the possibility that the integration of any acquired businesses may not be as successful as planned;
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

                         Management's Report on Internal Control Over Financial Reporting

The management of Acxiom Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o        Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

o        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2005.  In making this assessment, the Company's management used the criteria set forth by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of March 31, 2005, the Company's internal control over financial reporting is effective.

KPMG LLP, the Company's independent registered public accounting firm that audited the financial statements included in the annual report, has issued an attestation report appearing on the following page on our assessment of the Company's internal control over financial reporting.

                              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control
Over Financial Reporting, that Acxiom Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the
Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Acxiom Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO.  Also, in our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                    /s/ KPMG LLP

Dallas, Texas
June 8, 2005
                                                                F-29

                              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company)
as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO), and our report dated June 8, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                                       /s/ KPMG LLP

Dallas, Texas
June 8, 2005

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 2005 AND 2004
                                              (Dollars in thousands)

                                                                                                  2005           2004
                                                                                              -------------- --------------
                                           ASSETS
Current assets:
     Cash and cash equivalents                                                                $      4,185   $     14,355
     Trade accounts receivable, net, including receivable from related parties of $850 in
       2005 and $1,139 in 2004 (note 10)                                                           250,653        212,387
     Deferred income taxes (note 13)                                                                31,415         14,032
     Refundable income taxes                                                                         1,345          2,280
     Other current assets (note 16)                                                                 46,034         43,272
                                                                                              -------------- --------------
         Total current assets                                                                      333,632        286,326
Property and equipment, net of accumulated depreciation and amortization (notes 8 and 11)          323,386        267,088
Software, net of accumulated amortization of $101,774 in 2005 and $74,816 in 2004 (note 7)          57,135         64,553
Goodwill (notes 3 and 6)                                                                           354,182        282,971
Purchased software licenses, net of accumulated amortization of $188,090 in 2005 and
  $146,573 in 2004 (note 7)                                                                        157,999        157,217
Unbilled and notes receivable, excluding current portions (notes 4 and 5)                           20,410         13,030
Deferred costs, net of accumulated amortization of $53,215 in 2005 and $70,556 in 2004              88,851         88,096
Data acquisition costs, net of accumulated amortization of $41,654 in 2005 and $18,075 in
  2004                                                                                              48,915         36,557
Other assets, net                                                                                   15,369         19,946
                                                                                              -------------- --------------
                                                                                              $  1,399,879   $  1,215,784
                                                                                              ============== ==============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations (note 9)                                   $     83,005   $     73,245
     Trade accounts payable                                                                         63,295         41,527
     Accrued expenses:
         Restructuring (note 2)                                                                          -          2,881
         Payroll                                                                                    27,435         23,979
         Other (notes 11 and 16)                                                                    74,635         63,411
     Deferred revenue                                                                              115,892         91,060
                                                                                              -------------- --------------
         Total current liabilities                                                                 364,262        296,103
                                                                                              -------------- --------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                                104,210        239,327
     Software and data licenses, net of current installments                                        37,494         54,130
                                                                                              -------------- --------------
         Total long-term obligations (note 9)                                                      141,704        293,457
                                                                                              -------------- --------------
Deferred income taxes (note 13)                                                                     79,079         39,008
Commitments and contingencies (notes 2, 3, and 11)
Stockholders' equity (notes 3 and 12):
     Common stock                                                                                   10,440          9,226
     Additional paid-in capital                                                                    588,156        361,256
     Retained earnings                                                                             363,556        308,487
     Accumulated other comprehensive income (note 19)                                               12,616          2,940
     Treasury stock, at cost                                                                      (159,934)       (94,693)
                                                                                              -------------- --------------
         Total stockholders' equity                                                                814,834        587,216
                                                                                              -------------- --------------
                                                                                              $  1,399,879   $  1,215,784
                                                                                              ============== ==============
See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                                 (Dollars in thousands, except per share amounts)

                                                                          2005                2004                2003
                                                                   ------------------- ------------------- -------------------
Revenue:
     Services, including revenue from related parties of $97.0             889,675             778,154             758,936
       million in 2005, $74.8 million in 2004 and $71.9 million
       in 2003  (notes 14, 15 and 17)                              $                   $                   $
     Data                                                                  333,367             232,668             199,286
                                                                   ------------------- ------------------- -------------------
         Total revenue                                                   1,223,042           1,010,822             958,222
Operating costs and expenses (notes 2, 4, 7, 11, 14 and 16):
     Cost of revenue
         Services                                                          697,323             635,436             672,341
         Data                                                              208,388             162,671             132,062
                                                                   ------------------- ------------------- -------------------
         Total cost of revenue                                             905,711             798,107             804,403
     Selling, general and administrative                                   196,123             118,576             103,762
     Gains, losses and nonrecurring items, net                                (984)                855              (5,018)
                                                                   ------------------- ------------------- -------------------
         Total operating costs and expenses                              1,100,850             917,538             903,147
                                                                   ------------------- ------------------- -------------------
Income from operations                                                     122,192              93,284              55,075
                                                                   ------------------- ------------------- -------------------
Other income (expense):
     Interest expense                                                      (19,191)            (19,267)            (21,763)
     Other, net (note 4)                                                     3,200              (6,724)             (5,224)
                                                                   ------------------- ------------------- -------------------
         Total other income (expense)                                      (15,991)            (25,991)            (26,987)
                                                                   ------------------- ------------------- -------------------
Earnings before income taxes                                               106,201              67,293              28,088
Income taxes (note 13)                                                      36,483               8,949               6,321
                                                                   ------------------- ------------------- -------------------
         Net earnings                                              $        69,718     $        58,344     $        21,767
                                                                   =================== =================== ===================
Earnings per share:
     Basic                                                         $          0.80     $          0.68     $          0.25
                                                                   =================== =================== ===================
     Diluted                                                       $          0.74     $          0.64     $          0.24
                                                                   =================== =================== ===================

See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                     YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                                              (Dollars in thousands)

                                                                                                                     Accumulated
                                                             Common Stock                                               other     Treasury stock (note 12)     Total
                                                        ----------------------- Additional Comprehensive            comprehensive ------------------------  stockholders'
                                                         Number of    Amount     paid-in   income (loss)  Retained   income (loss)    Number                   equity
                                                          shares                  capital    (note 19)    earnings     (note 19)    of shares     Amount     (note 12)
                                                        ------------ ---------- ----------- ------------ ----------- ------------ ------------- ----------- -----------

Balances at March 31, 2002                              87,337,622   $   8,734  $  281,355               $ 231,791   $   (8,609)    (118,255)   $  (2,340)  $ 510,931
    Tax benefit of stock options and warrants
      exercised (note 13)                                        -           -       6,894           -           -            -            -            -       6,894
    Issuance of warrants                                         -           -       1,317           -           -            -            -            -       1,317
    Employee stock awards and benefit plans              2,146,924         215      19,593           -           -            -      (80,623)      (1,747)     18,061
    Acquisition of treasury stock                                -           -           -           -           -            -   (1,786,500)     (26,734)    (26,734)
    Purchase of subsidiaries for stock and warrants
      (note 3)                                             664,562          66      24,556           -           -            -            -            -      24,622
    Comprehensive income:
        Foreign currency translation                             -           -           -       4,563           -        4,563            -            -       4,563
        Unrealized gain on marketable securities, net
         of reclassification adjustment and tax                  -           -           -       1,135           -        1,135            -            -       1,135
        Net earnings                                             -           -           -      21,767      21,767            -            -            -      21,767
                                                        ------------ ---------- ----------- ------------ ----------- ------------ ------------- ----------- -----------
            Total comprehensive income                                                      $   27,465
                                                                                            ============
 Balances at March 31, 2003                              90,149,108   $   9,015  $  333,715               $ 253,558   $   (2,911)  (1,985,378)   $ (30,821)  $ 562,556
    Tax benefit of stock options and warrants
      exercised (note 13)                                        -           -       4,313           -           -            -            -            -       4,313
    Issuance of warrants (note 3)                                -           -       2,000           -           -            -            -            -       2,000
    Employee stock awards, benefit plans and other
      purposes                                           2,108,935         211      21,228           -           -            -       15,991          598      22,037
    Acquisition of treasury stock                                -           -           -           -           -            -   (4,351,773)     (64,470)    (64,470)
    Dividends                                                    -           -           -           -      (3,415)           -            -            -      (3,415)
    Comprehensive income:
        Foreign currency translation                             -           -           -       5,533           -        5,533            -            -       5,533
        Unrealized gain on marketable securities, net
         of tax                                                  -           -           -         318           -          318            -            -         318
        Net earnings                                             -           -           -      58,344      58,344            -            -            -      58,344
                                                        ------------ ---------- ----------- ------------ ----------- ------------ ------------- ----------- -----------
           Total comprehensive income                                                       $   64,195
                                                                                            ============
Balances at March 31, 2004                              92,258,043   $   9,226  $  361,256               $ 308,487   $    2,940   (6,321,160)   $ (94,693)  $ 587,216
    Tax benefit of stock options and warrants
      exercised (note 13)                                        -           -       9,043           -           -            -            -            -       9,043
    Exercise of warrants (note 12)                               -           -        (908)          -           -            -       36,353          908           -
    Employee stock awards, benefit plans and other
      purposes                                           2,553,926         255      44,147           -           -            -       23,203          382      44,784
    Conversion of bonds to stock (note 9)                9,588,192         959     170,674           -           -            -            -            -     171,633
    Acquisition of Smart DM (note 3)                             -           -         349           -           -            -       67,626        1,367       1,716
    Stock compensation expense (note 12)                         -           -       3,595           -           -            -            -            -       3,595
    Acquisition of treasury stock                                -           -           -           -           -            -   (2,993,108)     (67,898)    (67,898)
    Dividends                                                    -           -           -           -     (14,649)           -            -            -     (14,649)
    Comprehensive income:
        Foreign currency translation                             -           -           -       9,843           -        9,843            -            -       9,843
        Unrealized loss on marketable securities, net
         of tax                                                  -           -           -        (167)          -         (167)           -            -        (167)
        Net earnings                                             -           -           -      69,718      69,718            -            -            -      69,718
                                                                                            ------------
           Total comprehensive income                                                       $   79,394
                                                        ------------ ---------- ----------- ============ ----------- ------------ ------------- ----------- -----------
Balances at March 31, 2005                              104,400,161  $  10,440  $  588,156               $ 363,556   $   12,616   (9,187,086)   $ (159,934) $ 814,834
                                                        ============ ========== ===========              =========== ============ ============= =========== ===========

See accompanying notes to consolidated financial
  statements

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                                              (Dollars in thousands)

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Cash flows from operating activities:
     Net earnings                                                $        69,718     $        58,344    $        21,767
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and impairment of
           long-lived assets (notes 2 and 7)                             195,120             150,241            154,902
         Loss (gain) on disposal or impairment of assets, net               (411)              9,940              8,799
         Deferred income taxes                                            34,165               6,895              7,020
         Income tax benefit of stock options and warrants
           exercised and equity forward transactions                       9,043               4,313              6,894
         Non-cash stock compensation expense (note 12)                     3,595                   -                  -
         Changes in operating assets and liabilities:
              Accounts receivable                                        (44,286)             25,594              3,999
              Other assets                                               (21,898)              7,434             63,271
              Accounts payable and other liabilities                     (19,770)            (17,201)            (7,556)
              Deferred revenue                                            24,429              12,026             (2,866)
              Restructuring and impairment costs                          (2,691)              2,297             (2,437)
                                                                 ------------------- ------------------ -------------------
                  Net cash provided by operating activities              247,014             259,883            253,793
                                                                 ------------------- ------------------ -------------------

Cash flows from investing activities:
     Proceeds received from the disposition of operations                      -               7,684              1,089
     Proceeds received from the disposition of assets                          -               2,783                293
     Payments received from investments                                    2,533               1,678                  -
     Capitalized software development costs                              (20,294)            (27,844)           (34,573)
     Capital expenditures                                                (14,330)            (22,178)           (13,212)
     Deferral of costs and data acquisition costs                        (53,428)            (24,881)           (15,027)
     Proceeds from sale and leaseback transaction (note 2)                     -                   -              7,729
     Investments in joint ventures and other investments                       -              (5,000)            (1,177)
     Net cash paid in acquisitions, including cash paid to
       related parties of $7.7 million in 2003 (note 3)                  (42,200)            (55,591)           (14,105)
                                                                 ------------------- ------------------ -------------------
                  Net cash used in investing activities                 (127,719)           (123,349)           (68,983)
                                                                 ------------------- ------------------ -------------------

Cash flows from financing activities:
     Proceeds from debt                                                  216,138             149,687            161,005
     Payments of debt                                                   (311,350)           (231,763)          (337,399)
     Dividends paid                                                      (14,649)             (3,415)                 -
     Sale of common stock                                                 44,377              22,037             18,061
     Acquisition of treasury stock                                       (64,152)            (64,470)           (26,734)
                                                                 ------------------- ------------------ -------------------
                  Net cash used in financing activities                 (129,636)           (127,924)          (185,067)
                                                                 ------------------- ------------------ -------------------
Effect of exchange rate changes on cash                                      171                 254                 72
                                                                 ------------------- ------------------ -------------------
Net increase (decrease) in cash and cash equivalents                     (10,170)              8,864               (185)
Cash and cash equivalents at beginning of period                          14,355               5,491              5,676
                                                                 ------------------- ------------------ -------------------
Cash and cash equivalents at end of period                       $         4,185     $        14,355    $         5,491
                                                                 =================== ================== ===================

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                                              (Dollars in thousands)

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------

Supplemental cash flow information:
     Cash paid (received) during the period for:
         Interest                                                $        20,473     $        20,189    $        26,347
         Income taxes                                                      1,465               1,758            (40,045)
         Payments on capital leases and installment payment
           arrangements                                                   60,886              30,823              7,993
         Payments on software and data license liabilities                24,748              32,801             18,934
     Noncash investing and financing activities:
         Notes payable, common stock and warrants issued for
           acquisitions, including $27.1 million to related
           party in 2003 (note 3)                                          3,549               2,000             28,486
         Acquisition of land in exchange for debt                              -               2,698                  -
         Acquisition of data under long-term obligation with
           related party (note 14)                                             -              18,340                  -
         Notes received in exchange for sale of assets and
           operations (note 4)                                                 -                   -              1,326
         Issuance of warrants                                                  -                   -              1,317
         Enterprise software licenses acquired under software
           obligation                                                     13,882              16,635              2,828
         Acquisition of property and equipment under capital
           leases and installment payment arrangements                    90,627              80,518             14,139
         Construction of assets under construction loans                  21,832              11,045                  -
         Convertible debt converted to common stock (net of
           deferred issuance cost)                                       171,633                   -                  -
         Accrual of treasury stock purchase                                3,746                   -                  -

See accompanying notes to consolidated financial statements.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

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
Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States
("U.S.") and Europe, and in Australia and China.

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

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and services to customers in advance of billings, were $67.7 million and $59.4 million, respectively, at March 31, 2005 and 2004.

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $11.7 million and $15.5 million as of March 31, 2005 and 2004, respectively (see note 5 to the consolidated financial statements).  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

                                                                                         March 31,          March 31,
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Current portion of unbilled and notes receivable                                     $        11,661    $        15,545
Prepaid Expenses                                                                              15,582             10,812
Non-trade receivables                                                                          5,598              5,498
Other miscellaneous assets                                                                    13,193             11,417
                                                                                     ------------------ -------------------
     Other current assets                                                            $        46,034    $        43,272
                                                                                     ================== ===================

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

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

Property held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included in long-term obligations.  Amortization of property under capitalized leases is included in depreciation and amortization expense.  Property and equipment taken out of service and held for sale is recorded at the lower of depreciated cost or net realizable value and depreciation is ceased.

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

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations (see notes 3 and 6).  Goodwill is reviewed at least annually for impairment under a two-part test.
Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit's estimated fair value.  In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill.  Impairment exists to the extent that the reporting unit's recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company's most recent annual impairment test during the quarter ended June
30, 2004 indicated that no potential impairment of its goodwill balances exists.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2005.

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

Unbilled and Notes Receivable -

Unbilled and notes receivable are from the sales of software, services, data licenses, equipment sales and from the sale of divested operations (see notes 4 and 5), net of the current portions of such receivables.  Certain of the unbilled and notes receivable from software, services, data licenses and equipment sales have no stated
interest rate and have been discounted using an imputed interest rate, generally 6% to 8%, based on the customer, type of agreement, collateral and payment terms.  The term of these notes is generally three years or less.  This discount is being recognized into income using the interest method and the interest income is included as a component of "other, net" in the accompanying consolidated statements of operations.

Deferred Costs and Data Acquisition Costs -

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

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company also defers costs related to the acquisition or licensing of data for the Company's proprietary databases which are used in providing data products and services to customers.  These costs are amortized over the useful life of the data, which is from two to seven years.  In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the kind of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the
"stale" data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

Total deferral of costs and data acquisition costs were $53.4 million in fiscal 2005, $24.9 million in fiscal
2004 and $15.0 million in fiscal 2003.  The balance of these deferred costs are included in the consolidated balance sheet as Deferred costs, net and Data acquisition costs, net.

Other Assets -

                                                                                          March 31,           March 31,
                                                                                            2005                2004
                                                                                     ------------------ -------------------
Investments in marketable and nonmarketable securities                               $         7,655    $         8,181
Other miscellaneous noncurrent assets                                                          7,714             11,765
                                                                                     ------------------ -------------------
     Other assets                                                                    $        15,369    $        19,946
                                                                                     ================== ===================

Other assets include the Company's investment in marketable and nonmarketable securities of $7.7 million and $8.2 million as of March 31, 2005 and 2004, respectively.  The Company has classified its marketable securities as available for sale.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income
(loss) until realized (see note 19).  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

During fiscal 2004, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois.  Under the terms of the operating agreement, the Company's ownership investment in this entity will be returned through monthly payments, including interest at 5%, with a final payment of $2.4 million due May 2007.  The balance of the ownership investment of
$4.2 million and $4.5 million is included in other assets, net in the accompanying consolidated balance sheets as of March 31, 2005 and 2004, respectively.  As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.

During the years ended March 31, 2004 and 2003, the Company determined that certain of its investments in marketable securities and certain other nonmarketable securities were other than temporarily impaired.  In making the assessment as to whether a decline in value of an investment is "other than temporary", the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months.  As a result, the Company recorded charges to earnings of $7.2 million and $8.8 million during the years ended March
31, 2004 and 2003, respectively, to write down impaired investments to their approximate fair market values, resulting in a new carrying value for these investments.  In evaluating the fair value of investments, the
Company considers the financial performance of the investee, third party equity transactions the investee has completed and quoted market prices, if available.  These revised carrying values will be used as the basis for recognizing realized and unrealized gains and losses during future reporting periods.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

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

The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF 01-8,
"Determining Whether an Arrangement Contains a Lease."  EITF 01-8 became effective for new arrangements or modifications to existing arrangements occurring on or after July 1, 2003.  EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement.  In cases where database management or IT outsourcing arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly.  These lease revenues are not significant to the Company's financial statements.

The Company also performs services on a project basis outside of, or in addition to, the scope of long-term arrangements.  The Company recognizes revenue from these services as the services are performed.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

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

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below
(in thousands, except per share amounts):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Basic earnings per share:
     Numerator - net earnings                                    $        69,718     $        58,344    $        21,767
     Denominator - weighted-average shares outstanding                    86,695              85,487             88,429
                                                                 ------------------- ------------------ -------------------
         Earnings per share                                      $          0.80     $          0.68    $          0.25
                                                                 =================== ================== ===================
Diluted earnings per share:
     Numerator - net earnings                                    $        69,718     $        58,344    $        21,767
         Interest expense on convertible bonds (net of tax
           benefit)                                                        3,560               4,102                  -
                                                                 ------------------- ------------------ -------------------
                                                                          73,278              62,446             21,767
                                                                 ------------------- ------------------ -------------------
     Denominator:
         Weighted-average shares outstanding                              86,695              85,487             88,429
         Dilutive effect of common stock options and warrants,
           as computed under the treasury stock method                     3,721               2,161              2,113
         Dilutive effect of convertible debt                               9,030               9,589                  -
                                                                 ------------------- ------------------ -------------------
                                                                          99,446              97,237             90,542
                                                                 ------------------- ------------------ -------------------
                  Earnings per share                             $          0.74     $          0.64    $          0.24
                                                                 =================== ================== ===================

The Company's convertible debt (see note 9 to the consolidated financial statements) was excluded from the above calculations for 2003 because it was antidilutive.  The equivalent share effect of convertible debt excluded for the year ended March 31, 2003 was 9.6 million shares.  Interest expense on the convertible debt (net of income tax effect)
excluded in computing diluted earnings per share for the year ended March 31, 2003 was $4.2 million.

Options and warrants to purchase shares of common stock that were outstanding during 2005, 2004 and 2003, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Number of shares outstanding under options and warrants                4,510              10,709              12,786

Range of exercise prices                                          $22.49 - $62.06     $14.82 - $62.06    $15.63 - $62.06
                                                                 =================== ================== ===================

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock-Based Compensation -

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123
(Revised 2004), Share-Based Payment ("SFAS 123R").  SFAS 123R will require that compensation cost related to stock options be recognized in the financial statements.  Currently, the Company accounts for its stock options under the provisions of APB 25, which does not necessarily require the recognition of stock options as a compensation cost in the statement of earnings.  Accordingly, no compensation cost has historically been recognized by the Company in the accompanying consolidated statements of operations for any of the fixed stock options granted.  Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting
Standards ("SFAS") No. 123, as amended, the Company's net earnings would have been reduced to the following unaudited pro forma amounts for the years ended March 31 (in thousands, except per share amounts):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Net earnings, as reported                                        $        69,718     $        58,344    $        21,767
Plus:  stock-based employee compensation expense included in
  determination of net income, net of income tax benefit                   2,229                   -                  -
Less: stock-based employee compensation expense under fair
  value based method, net of income tax benefit                          (47,175)            (12,781)           (10,810)
                                                                 ------------------- ------------------ -------------------
Pro forma net earnings                                           $        24,772     $        45,563    $        10,957
                                                                 =================== ================== ===================
Earnings per share:

     Basic - as reported                                         $          0.80     $          0.68    $          0.25
                                                                 =================== ================== ===================
     Basic - pro forma                                           $          0.29     $          0.53    $          0.12
                                                                 =================== ================== ===================
     Diluted - as reported                                       $          0.74     $          0.64    $          0.24
                                                                 =================== ================== ===================
     Diluted - pro forma                                         $          0.27     $          0.51    $          0.12
                                                                 =================== ================== ===================

Pro forma net earnings reflect only options granted after fiscal 1995.  Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above for the year ended March 31, 2003 because compensation cost is reflected over the options'
vesting period of up to nine years and compensation cost for options granted prior to April 1, 1995 is not considered.

The per-share weighted-average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $10.27,
$10.04 and $11.85, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1% for 2005, and 0% for 2004 and 2003; risk-free interest rate of 4.27% in 2005, 4.41% in 2004 and 4.36% in 2003; expected option life of 10 years for 2005, 2004 and 2003 and expected volatility of 30% in 2005, 49% in 2004 and 64% in 2003.

During the quarter ended September 30, 2004, the compensation committee of the board of directors voted to vest the unvested 2.1 million options which were out of the money with option prices greater than $22.33.  During the quarter ended March 31, 2005, the board of directors authorized the acceleration of vesting of all of the
Company's outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time.
The accelerated vesting was effective at the close of business on March 24, 2005.  The closing price of the
Company's common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $21.37.  As a result of the latest acceleration, options to purchase approximately 4.9 million shares of the Company's common stock, which otherwise would have vested from time to time over the next six years, are now fully vested.  All other terms and conditions applicable to these stock options grants remain in effect.  The above two acceleration events caused the increase in pro forma compensation expense noted above under SFAS No. 123.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in the consolidated statement of operations in future financial statements upon the effectiveness of SFAS
123R.  At the time of the board's action SFAS 123R was scheduled to become effective for the Company on July 1,
2005.  The effective date has now been postponed until April 1, 2006.  By accelerating the vesting of these options now, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005.  The Company believes that the acceleration will eliminate the need for recognizing future compensation expense, in either the financial statements or the pro forma footnote disclosure, of approximately
$11.7 million in fiscal 2006; $11.2 million in fiscal 2007; $8.2 million in fiscal 2008; and a total of $6.5 million over the following three fiscal years.  The expenses which otherwise would have been incurred but for the acceleration are reported in the Company's fiscal year 2005 financial statements in the pro forma footnote disclosure above as permitted under the provisions of SFAS 123 prior to its revision.  The Company believes that it will thereafter not be required to recognize any significant compensation expense in future periods associated with the affected options.

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

The Company's intent in implementing the original 1993 stock option program as well as the subsequent versions of the program was to align its leaders' interest with stockholders' interests, and to motivate, retain and attract key leaders.  The Company believes that this goal was achieved through the implementation of premium priced options and long vesting periods, which are substantially longer than the vesting periods used at most companies.  However, as a result of SFAS 123R, the Company would be required to recognize expense for options granted a number of years earlier.  In fact, SFAS 123R would require the Company to recognize expense for options granted as far back as 1997.

The revised SFAS No. 123, Share-Based Payment, was issued in December 2004.  In its proxy statement for the 2005 annual meeting of stockholders the Company will submit revisions to its stock option plan for approval.  Under the revised plan, other forms of equity compensation, such as restricted stock and restricted stock units, would become available for grant under the plan.  It is anticipated that if the revised plan is approved these alternatives will be utilized as the Company's primary long-term incentive ("LTI") vehicle in amounts which should result in significantly less dilution than the former LTI stock option program.  The Company will continue to evaluate all applicable accounting standards with regard to the future implementation of its LTI strategies.

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $10.0 million, $7.6 million and $7.0 million for the years ended March 31, 2005, 2004 and 2003, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under the provisions of FASB Interpretation No.
45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees
of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB
Interpretation No. 34."  Under the provisions of FIN 45, a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  FIN 45 requires the Company to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees, including any guarantees issued in connection with its synthetic equipment arrangements.  However, the provisions of FIN 45 are applied only on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company's liability for the fair value of guarantees is not material.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Prior Year Reclassifications -

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the prior years' net earnings as previously reported.

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

During the fourth quarter of fiscal 2004, management determined that based on a net realizable value analysis one of its campaign management software tools which had been acquired from a third party was impaired and consequently recorded an impairment charge of $2.8 million which is included in cost of services in the accompanying consolidated statements of operations.  The impairment charge is also included in depreciation, amortization and impairment of long-lived assets in the consolidated statement of cash flows.  Separately, during the same quarter the Company recorded a charge of $4.0 million in gains, losses and nonrecurring items related to restructuring.  The restructuring charge included $3.7 million for severance and other associated-related charges due to the termination of approximately 230 associates who were terminated on or prior to March 31, 2004.  The remainder of the restructuring charge consisted of $0.3 million related to termination of a lease at one of the
Company's locations.  Approximately $1.1 million of the charge had been paid as of March 31, 2004 and $2.9 million was recorded in accrued impairment costs as of March 31, 2004.  All remaining amounts have been paid as of March 31, 2005.

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

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

Sale Leaseback Transaction

On June 29, 2001 the Company entered into an agreement whereby it sold equipment with a net book value of $50.7 million to Technology Investment Partners, LLC ("TIP") and recorded a loss on this sale of $31.2 million.  On
August 30, 2002, the Company amended its agreement with TIP whereby it reacquired from TIP certain equipment under the original sale and leaseback arrangement.  Simultaneous with this transaction, the Company entered into an agreement with Merrill Lynch Capital ("MLC") whereby a portion of the repurchased equipment under the amended
TIP agreement was sold to MLC for net sales proceeds of $7.7 million.  The agreement with MLC also provides a leaseback provision, accounted for as a capital lease by the Company, whereby the Company is obligated to lease the equipment from MLC for a period of thirty-six months.  The Company did not record any gain or loss on the sale and leaseback transaction with MLC.

Included in property and equipment at March 31, 2004, is equipment of $1.2 million, net of accumulated depreciation and amortization of $13.0 million related to the assets under these leaseback arrangements.  At
March 31, 2005 no equipment was included in property and equipment related to assets under these leaseback arrangements.  Included in long-term obligations at March 31, 2005 and 2004, are the remaining capital lease obligations under these leaseback arrangements in the amount of $1.3 million and $4.8 million, respectively.

Montgomery Ward Bankruptcy

During the year ended March 31, 2001 Montgomery Ward ("Wards"), a significant customer of the IT Management segment, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  Accordingly,
during the year ended March 31, 2001, the Company recorded charges totaling $34.6 million related to these obligations and impaired assets.  As of June 30, 2001, the Company was no longer obligated to provide services to
Wards.  The Company has received payments from the Wards bankruptcy trustee in the aggregate amount of $4.9 million.  These payments of $1.4 million, $3.0 million and $0.5 million were recorded in fiscal 2005, 2004 and
2003, respectively, through gains, losses and nonrecurring items where the expense was originally recorded.

The following table shows the balances that were accrued for Wards, the Restructuring Plan and the fiscal year
2004 restructuring plan as well as the changes in those balances during the years ended March 31, 2003, 2004 and
2005 (dollars in thousands):

                                              Associate-related       Ongoing
                                                   reserves        contract costs     Other accruals          Total
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2002                                $           600    $         2,025     $           279    $         2,904
     Payments                                            (950)            (1,345)               (142)            (2,437)
     Adjustments                                          366               (366)                117                117
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2003                                             16                314                 254                584
     Fiscal year 2004 restructuring
       plan amount                                      3,685                  -                 300              3,985
     Payments                                          (1,120)              (314)               (254)            (1,688)
                                              ------------------ ------------------- ------------------ -------------------
March 31, 2004                                $         2,581    $             -     $           300    $         2,881
     Payments                                          (2,916)                 -                (300)            (3,216)
     Adjustments                                          335                  -                   -                335
                                              -------------------------------------- ------------------ -------------------
March 31, 2005                                $             -    $             -     $             -    $             -
                                              ================== =================== ================== ===================

During fiscal 2003, the Company revised its estimate of remaining amounts to be paid out during future periods associated with these restructuring accruals.  Accordingly, the Company reallocated $0.8 million of the remaining
Wards accrual to the Restructuring Plan accrual during fiscal 2003 based on estimates of remaining costs to be incurred.  During fiscal 2005 the

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

2.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (Continued):

Company adjusted the remaining accrual through gains, losses and nonrecurring items by $0.3 million.  All balances related to the restructuring accruals have been paid as of March 31, 2005.

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

Gains, losses and nonrecurring items for each of the years presented are as follows (dollars in thousands):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Gain (loss) on divestitures                                      $           (31)    $           130    $           409
Over-attainment accrual adjustment                                             -                   -              4,088
Restructuring plan adjustments                                              (335)             (3,985)              (782)
Wards adjustments                                                          1,350               3,000              1,303
                                                                 ------------------- ------------------ -------------------
     Gains, losses and nonrecurring items, net                   $           984     $          (855)   $         5,018
                                                                 =================== ================== ===================

3.       ACQUISITIONS:

In May 2005, subsequent to the end of its fiscal year, the Company completed the acquisition of Digital Impact,
Inc.  ("Digital").  Digital is a provider of integrated digital marketing solutions and is based in San Mateo,
California.  Management believes Digital provides the Company with new digital services capabilities that are complementary to the Company's existing service offerings.  The Company paid approximately $132 million in cash for Digital, and Digital's results of operations will be included in the Company's consolidated results beginning
May 1, 2005.  The Company has not yet completed assigning the purchase price to assets and liabilities acquired.
Digital's total annual revenues are approximately $45 million.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

On January 5, 2005 , the Company acquired SmartDM Holdings, Inc. ("SmartDM") and its wholly-owned subsidiaries,
Smart DM, Inc. and SmartReminders.com, Inc.  SmartDM is a full-service direct marketing company based in
Nashville, Tennessee that offers comprehensive direct marketing services and information management for mid-sized companies.  The aggregate purchase price was approximately $20.3  million consisting of $18.6 million paid in cash (net of cash acquired) and $1.7 million in Acxiom common stock.  The acquired company's revenue is currently approximately $14 million per year.  The operations of the acquired business are included in the Company's operations beginning in January 2005.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

On October 25, 2004, the Company acquired ChinaLOOP, a business intelligence, customer relationship management and data management company.  ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing.  ChinaLOOP's clients include a number of China-based and multi-national companies.  The purchase price was approximately $7.4 million consisting of $5.6 million paid in cash (net of cash acquired) and warrants with an estimated fair value of $1.8 million.  The warrants provide for the purchase of 100,000 shares of the Company's stock at a price of
$15 on or after November 1, 2007.  Exercise of the warrants is contingent on certain performance criteria of the acquired business.  The warrants also provide the warrant holders with certain rights to additional shares if the price of Acxiom stock upon exercise of the warrant is less

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

3.       ACQUISITIONS (Continued):

than $30 per share.  The warrants expire October 24, 2014.  The operations of the acquired business are included in the Company's financial results beginning November 1, 2004.  The acquired company's revenue is approximately
$2.6 million per year.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

On March 31, 2004, the Company closed the acquisition of the Consodata companies based in England, France and
Spain from Seat P.G.  The acquisition of the Consodata German operation, formerly known as pan-adress, was completed in April, 2004.  The total net consideration was approximately $36.2 million including $26.9 million, net of cash acquired, for the operations acquired in fiscal 2004, approximately $5.0 million, net of cash acquired, for the German operation acquisition which closed in April, 2004 (fiscal 2005) and approximately $4.3 million in fees and payments to minority shareholders in fiscal 2005.  The results of operations of the acquired companies are included in the Company's consolidated financial results beginning April 1, 2004.

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V.  The acquisition was accounted for as a purchase and was effective January 1, 2004.  The
Company paid approximately $38.0 million for the acquisition, net of cash acquired, which includes offices in
England, France, The Netherlands, Germany, Spain, Portugal and Poland.  The results of operations of the acquired companies are included in the Company's consolidated results beginning January 1, 2004.  The amount paid includes payments for working capital adjustments of $8.7 million in fiscal 2005 and fees and other costs associated with the acquisition.

Management believes the Claritas and Consodata acquisitions provide the Company with significant European data assets that are complementary to the Company's service offerings and give the Company an expanded presence in
Europe.  The following information presents the Company's results of operations for the years ended March 31,
2004 and 2003 on a pro forma basis as if the acquisitions of Claritas and Consodata (including the German acquisition) had occurred at the beginning of each period.

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

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

3.       ACQUISITIONS (Continued):

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

Effective June 1, 2002, the Company entered into an agreement with Publishing & Broadcasting Limited ("PBL")
whereby the Company purchased PBL's 50% ownership interest in an Australian joint venture ("Australian JV") for cash of $0.8 million (net of cash acquired) and a note payable of $1.4 million, such that the Company now owns
100% of the Australian operation.  Additionally, the purchase agreement provides that the Company may pay PBL additional consideration, based on a percentage of the Australian operation's results through March 31, 2007, and also provides PBL the option to repurchase between 25% and 49% of the Australian JV subsequent to March 31, 2007, at an option price specified in the purchase agreement.  The results of operations of the Australian business are included in the Company's consolidated financial statements beginning June 1, 2002.  Prior to that time, the
Company accounted for the Australian JV as an equity-method investment.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

The following table shows the allocation of SmartDM, ChinaLOOP, Consodata, Claritas, the Australian JV, AISS, and
Toplander purchase prices to assets acquired and liabilities assumed (dollars in thousands):

                                                                                     Australian
                                    SmartDM    ChinaLOOP    Consodata    Claritas        JV          AISS       Toplander
                                  ----------- ------------ ------------ ------------ ------------ ------------ ------------
Assets acquired:
Cash                              $    1,185  $      503   $    5,603   $   12,097   $      592   $        -   $        -
Goodwill                              17,241       5,983       50,476       53,815        6,995       32,438        6,512
Other Intangible assets                3,700         840        3,847        6,412            -            -            -
Other current and noncurrent
  assets                               3,185         931       19,062       42,521        2,575        3,513        1,334
                                  ----------- ------------ ------------ ------------ ------------ ------------ ------------
                                      25,311       8,257       78,988      114,845       10,162       35,951        7,846
Accounts payable, accrued
  expenses and capital leases
  assumed                              3,814         362       37,215       64,770        1,077        1,096          246
                                  ----------- ------------ ------------ ------------ ------------ ------------ ------------
Net assets acquired                   21,497       7,895       41,773       50,075        9,085       34,855        7,600
Less:
    Cash acquired                      1,185         503        5,603       12,097          592            -            -
    Common stock issued                1,716           -            -            -            -       10,525            -
    Warrants issued for the
      purchase of common stock             -       1,833            -            -            -       14,097        2,000
    Previous investment in
      Australian JV                        -           -            -            -        6,357            -            -
    Note payable                           -           -            -            -        1,364        2,500            -
                                  ----------- ------------ ------------ ------------ ------------ ------------ ------------
Net cash paid                     $   18,596  $    5,559   $   36,170   $   37,978   $      772   $    7,733   $    5,600
                                  =========== ============ ============ ============ ============ ============ ============

The purchase price allocations for the SmartDM and ChinaLOOP acquisitions are subject to adjustment as the
Company makes the final determination of the fair values assigned to assets and liabilities acquired.  The purchase price allocations for the Consodata and Claritas acquisitions have been finalized, except that the final determination of the amount owed to VNU for the Claritas working capital is still pending, and is expected to be resolved in the next fiscal year.

Except for the goodwill related to the Australian joint venture, none of the amounts allocated to goodwill or other intangible assets are deductible for tax purposes.

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases.  Total amortization expense on these intangible assets was $3.4 million and $0.5 million for fiscal 2005 and 2004, respectively.  Projected amortization expense for these assets is $4.0 million for fiscal 2006; $3.5 million for fiscal 2007; $1.3 million for fiscal 2008; $1.3 million for fiscal 2009; and
$0.6 million for fiscal 2010.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

3.       ACQUISITIONS (Continued):

As a result of both the Claritas Europe and Consodata acquisitions, management has formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates.
These plans have now been finalized.  The Company recorded aggregate accruals in other accrued liabilities of
$15.4 million as of the purchase date for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs.  At
March 31, 2004, approximately $0.9 million of these costs had been paid, leaving a remaining accrual of $14.5 million.  The table below shows adjustments to and payments of these accruals during the year ended March 31, 2005.  Any future adjustments to these plans may result in future expense or in decreases to the goodwill recorded for the acquisitions.

                                                                                        Other contract
                                              Associate-related   Lease and related      termination
                                                   reserves           reserves            reserves             Total
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2004                     $         5,761    $         6,894     $         1,880    $        14,535
     Consodata Germany acquisition                      5,547              3,155                 202              8,904
     Adjustments                                        1,407              1,841               3,377              6,625
     Payments                                          (8,173)            (3,077)             (1,672)           (12,922)
     Change in foreign currency translation
       adjustment                                         345                464                 126                935
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2005                     $         4,887    $         9,277     $         3,913    $        18,077
                                              ================== =================== ================== ===================

The associate-related reserves are expected to be paid within the next fiscal year.  The remaining items will be paid over approximately the next three years, through April 2008.

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

In fiscal 2004, due to the decline in the business prospects of the buyer of one of its previously disposed businesses, the Company recorded an allowance for uncollectible notes of $0.9 million.  This was charged to gains, losses and nonrecurring items since it represents an adjustment of the gain or loss on the sale of the business recorded in fiscal 2002.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

5.       UNBILLED AND NOTES RECEIVABLE:

                                                                                           2005                2004
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $1.7 million in 2005 and $2.7
  million in 2004                                                                    $         6,497    $         8,271
Notes receivable from other divestitures, net of allowance for uncollectible note
  of $0.9 million in 2005 and 2004                                                             3,446              4,160
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                             9,943             12,431
     Less current portion                                                                      2,545              5,823
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,398              6,608
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         22,128             16,144
     Less current portion                                                                      9,116              9,722
                                                                                     ------------------ -------------------
         Long-term portion                                                                    13,012              6,422
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        20,410    $        13,030
                                                                                     ================== ===================

The total current portion of the unbilled and notes receivable of $11.7 million for 2005 and $15.5 million for
2004 are included in other current assets on the consolidated balance sheet.  Except as disclosed above, there are no allowances recorded against any of the unbilled and notes receivable.

6.       GOODWILL:

The carrying amount of goodwill, by business segment, for the years ended March 31, 2005 and 2004, and the changes in those balances are as follows (dollars in thousands):

                                               US Services and     International            IT
                                                     Data        Services and Data      Management            Total
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2003                     $       124,565    $        21,461     $        75,158    $       221,184
Acquisitions (note 3)                                   2,000             54,619                   -             56,619
Divestitures (note 4)                                       -                  -              (1,234)            (1,234)
Change in foreign currency translation
  adjustment                                                               6,402                   -              6,402
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2004                     $       126,565    $        82,482     $        73,924    $       282,971
Acquisitions (note 3)                                  17,241             55,655                   -             72,896
Reversal of acquired deferred tax valuation
  allowance (note 13)                                       -             (4,078)                  -             (4,078)
Change in foreign currency translation
  adjustment                                                -              2,393                   -              2,393
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2005                     $       143,806    $       136,452     $        73,924    $       354,182
                                              ================== =================== ================== ===================

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

7.       SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $29.8 million for fiscal 2005, $26.9 million for fiscal 2004 and $34.4 million (including $10.2 million of impairment charges referred to in note 2) for fiscal 2003 and amortization of purchased software licenses of $35.6 million, $27.1 million (including $2.8 million of impairment charges referred to in note 2) and $25.9 million in 2005, 2004 and
2003, respectively.  Additionally, research and development costs of $15.4 million, $20.1 million and $19.7 million were charged to operations during 2005, 2004 and 2003, respectively.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

8.       PROPERTY AND EQUIPMENT:

Property and equipment, substantially all of which has been pledged as collateral for long-term obligations (see note 9 to the consolidated financial statements), is summarized as follows (dollars in thousands):

                                                                                          March 31,          March 31,
                                                                                            2005               2004
                                                                                     ------------------ -------------------
Land                                                                                 $        22,633    $        22,633
Buildings and improvements                                                                   202,912            179,617
Data processing equipment                                                                    290,955            262,050
Office furniture and other equipment                                                          65,418             56,764
                                                                                     ------------------ -------------------
                                                                                             581,918            521,064
Less accumulated depreciation and amortization                                               258,532            253,976
                                                                                     ------------------ -------------------
                                                                                     $       323,386    $       267,088
                                                                                     ================== ===================

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $73.0 million, $54.2 million and $44.8 million for the years ended March 31, 2005, 2004 and 2003, respectively.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

9.       LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

                                                                                         March 31,          March 31,
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Convertible subordinated notes due February 2009; interest at 3.75%                  $             -    $       175,000
Revolving credit agreement                                                                    10,921             16,203
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates
  ranging from approximately 3% to 8%; remaining terms up to fifteen years                   109,222             79,448
Warrants (notes 3 and 12)                                                                      1,612                  -
Other debt and long-term liabilities                                                          39,307             21,539
                                                                                     ------------------ -------------------
     Total long-term debt and capital leases                                                 161,062            292,190
Less current installments                                                                     56,852             52,863
                                                                                     ------------------ -------------------
     Long-term debt, excluding current installments                                  $       104,210    $       239,327
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years; effective
  interest rates ranging from approximately 4% to 8%                                 $        57,178          $  62,437
Long-term data license agreement with related party, due over two years; interest
  at 6% (see note 14)                                                                          6,469             12,075
                                                                                     ------------------ -------------------
     Total license liabilities                                                                63,647             74,512
Less current installments                                                                     26,153             20,382
                                                                                     ------------------ -------------------
     License liabilities, excluding current installments                             $        37,494    $        54,130
                                                                                     ================== ===================

Effective March 24, 2005, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $245 million through March 31, 2010.  Subsequent to March 31, 2005, the facility was amended again to increase the total potential borrowing amount to $400 million.  Borrowings under the revolving credit facility of $10.9 million at March 31, 2005 and $16.2 million at March 31, 2004 bear interest at LIBOR plus 1.0% and at LIBOR plus 1.5%, respectively, or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable.
Weighted average interest rates on the March 31, 2005 and March 31, 2004 borrowings under the revolving credit facility were 4.87% and 2.74%, respectively.  Outstanding letters of credit at March 31, 2005 and 2004 were $3.7 million and $10.0 million, respectively.

During fiscal 2005, the Company called for redemption the outstanding $175 million of 3.75% convertible subordinated notes due 2009 ("3.75% Notes").  The 3.75% Notes were convertible at the option of the holder into shares of the Company's common stock at a conversion price of $18.25 per share.  As a result of the Company's call of the 3.75% Notes for redemption, substantially all of the holders elected to convert their notes into shares of common stock.  The few remaining 3.75% notes were paid by the Company, including accrued interest and a small premium.  As a result of the conversion, the Company issued approximately 9.6 million shares of its common stock, and the carrying value of the 3.75% Notes, net of $3.4 million of deferred issuance costs, was transferred to stockholders' equity.  The net amount transferred to stockholders' equity was $171.6 million.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

9.       LONG-TERM OBLIGATIONS (Continued):

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

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2005, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company's ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).  The company is currently not under any dividend limitation.

The Company's future obligations, excluding interest, under its long-term debt, capital lease obligations and software license liabilities at March 31, 2005, are as follows (in thousands):

     Year ending March 31,
         2006                                                                                           $        83,005
         2007                                                                                                    47,699
         2008                                                                                                    31,408
         2009                                                                                                    21,893
         2010                                                                                                    12,808
         Thereafter                                                                                              27,896
                                                                                                        -------------------
                                                                                                        $       224,709
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
                                                 -------------- -------------- -------------- ------------- ---------------
2005:
     Allowance for doubtful accounts, returns
       and credits                               $    6,339     $    3,383     $    1,847     $   (3,933)   $    7,636
                                                 ============== ============== ============== ============= ===============
2004:
     Allowance for doubtful accounts, returns
       and credits                               $    6,679     $      789     $    4,118     $   (5,247)   $    6,339
                                                 ============== ============== ============== ============= ===============
2003:
     Allowance for doubtful accounts, returns
       and credits                               $    6,269     $    8,435     $      240     $   (8,265)   $    6,679
                                                 ============== ============== ============== ============= ===============

Included in other additions are valuation accounts acquired in connection with business combinations.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

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
On July 21, 2004 a 144-count Federal indictment was issued against the former leader of that company and the case against him is currently expected to be tried in the summer of 2005.

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

The Company has a longstanding commitment to systems and network security.  The Company undergoes internal security audits on a regular basis, and many clients perform audits on the Company's systems as well.  The
Company initiated a comprehensive review of its systems and procedures to guard against similar incidents in the future.  Management is continuing to implement improvements to the Company's security systems, practices and procedures.

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

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was
$214.5 million and the Company has a future commitment for lease payments of $27.8 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $8.3 million at March 31, 2005.

As discussed in note 14, the Company also has an aircraft leased from a business controlled by an officer and director of the Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of
70% of the then outstanding indebtedness of the lessor, or $3.4 million at March 31, 2005.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

11.      COMMITMENTS AND CONTINGENCIES (Continued):

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was
$68.7 million, $81.8 million and $96.4 million for the years ended March 31, 2005, 2004 and 2003, respectively.
Future minimum lease payments under all noncancellable operating leases and software licenses, including the synthetic lease facilities, for the five years ending March 31, 2010, are as follows: 2006, $48.9 million; 2007,
$36.3 million; 2008, $26.8 million; 2009, $22.0 million; and 2010, $15.8 million.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At March 31, 2005 the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.4 million.

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

As discussed below, the Company has issued warrants to purchase shares of its common stock.  The following table shows outstanding warrants as of March 31, 2005:

                       Number of
                       warrants                                 Vesting date,                            Weighted average
                      outstanding            Issued             if applicable        Expiration date      exercise price
                   ------------------ -------------------- --------------------- ----------------------- ------------------

                                           March 1999
Allstate                   368,290    to June 2002                   NA            September 30, 2005    $       21.09
AISS                     1,272,024         August 2002               NA              August 12, 2017     $       16.32
Toplander                  126,034         March 2004                NA              March 17, 2019      $       13.24
ChinaLOOP                  100,000        October 2004        November 1, 2007      October 24, 2014     $       15.00
                   ------------------                                                                    ------------------
                         1,866,348                                                                       $       16.98
                   ==================                                                                    ==================

The Company has issued warrants to Allstate Insurance Company ("Allstate"), a significant customer of the
Company, for the purchase of 368,290 shares of the Company's common stock at exercise prices ranging from $16.28 to $32.13 per share.  These warrants represent discounts to Allstate in return for meeting certain revenue targets under Allstate's contract with the Company.  The Company is not required to issue any additional warrants to Allstate under the contract.  The value of the warrants issued in 2003 was $1.3 million.  The cost of the warrants issued in 2003 of $1.3 million was charged to cost of data in 2002.  All of these warrants expire on
September 30, 2005.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

12.      STOCKHOLDERS' EQUITY (Continued):

In connection with the acquisition of AISS (see note 3 to the consolidated financial statements), the Company issued warrants to purchase 1,272,024 shares of its common stock at an exercise price of $16.32 per share.  These warrants expire on August 12, 2017.  In connection with the acquisition of Toplander (see note 3 to the consolidated financial statements) the Company issued warrants to purchase 203,500 shares of its common stock at an exercise price of $13.24 per share.  During fiscal 2005 warrants for 77,466 shares were exercised using a cashless exercise feature of the warrant agreement.  At March 31, 2005, 126,034 warrants were outstanding.  These warrants expire on March 17, 2019.

In conjunction with the acquisition of ChinaLOOP (see note 3), the Company issued a warrant to purchase 100,000 shares of Company stock.  The exercise price for the warrant is $15 per share and the warrant may be exercised until October 24, 2014.  Exercise of the warrant is only allowed after November 1, 2007, and only if certain contingencies relating to ChinaLOOP's operating results are met.  The warrant also contains a put feature, which gives the holder the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise is less than $30 per share.  The put feature can only be exercised on or after
November 1, 2009, and can only be exercised concurrently with the exercise of the warrant.  If the warrant and the put feature were both exercised as of March 31, 2005, the put feature would require the Company to issue an additional 33,374 shares.

The fair value of the warrant upon issuance was determined to be $1.8 million.  Due to the terms of the instrument and the fact that the warrant and put are to be settled by issuance of a variable number of shares, the fair value of the warrant is recorded as a liability, included in long-term obligations (see note 9) and the fair value will be adjusted at each balance sheet date to its current fair value.  At March 31, 2005, the fair value of the warrant had decreased to $1.6 million.  The corresponding credit of $0.2 million is recorded in other, net in the accompanying statement of earnings.  In general, the value of the warrant will increase as the stock price increases and decrease as the stock price decreases.  Other factors that influence the fair value of the warrant include the remaining term, the risk-free interest rate, the volatility of the Company's stock, the
Company's dividend rate, and the Company's estimate of the probability the warrant will vest on November 1, 2007 based on ChinaLOOP's operating results.  If the warrant does not vest due to ChinaLOOP's failure to meet the contingencies relating to operating results, the value of the warrant will be zero and any remaining recorded value will be reversed to income.  If the warrant vests and is exercised, the recorded value will be transferred to equity.

On November 14, 2002, the Company announced a common stock repurchase program.  From that date until March 31,
2005, the Company has repurchased 9.1 million shares of its common stock for an aggregate purchase price of $158.6 million under this repurchase program.  The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on October 30, 2002.  Since that time, the Board has approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million.  The repurchase program has no designated expiration date.

The Company paid dividends on its common stock in the amount of $0.17 per share in fiscal 2005 and $0.04 per share in fiscal 2004.

The Company has stock option plans for which 30.1 million shares of the Company's common stock have been reserved for issuance.  These plans provide that the option price of qualified options will be at least the fair market value at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At March 31, 2005, there were a total of 0.9 million shares available for future grants under the plans.  As discussed in note 1 - Stock-Based Compensation, during the fiscal year ended March 31, 2005, the compensation committee and the board of directors accelerated the vesting of outstanding stock options.  As a result of the vesting of in-the-money options during fiscal 2005, the
Company recorded a non-cash expense of $3.6 million.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

12.      STOCKHOLDERS' EQUITY (Continued):

Activity in stock options was as follows:

                                                                                     Weighted-average         Number
                                                                                      exercise price        of shares
                                                                  Number of shares       per share         exercisable
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2002                                         19,907,697     $         16.83          8,679,502
     Granted                                                           2,405,850     $         19.25
     Exercised                                                        (1,972,324)    $          7.21
     Forfeited or cancelled                                             (601,938)    $         21.30
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2003                                         19,739,285     $         18.09         10,947,804
     Granted                                                           1,381,628     $         15.38
     Exercised                                                        (1,489,440)    $         11.42
     Forfeited or cancelled                                             (696,371)    $         22.20
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2004                                         18,935,102     $         18.27         10,834,326
     Granted                                                           1,355,105     $         22.59
     Exercised                                                        (2,416,596)    $         14.52
     Forfeited or cancelled                                             (426,564)    $         22.85
                                                                 ------------------- ------------------ -------------------
Outstanding at March 31, 2005                                         17,447,047     $         19.01         17,275,878
                                                                 =================== ================== ===================

Following is a summary of stock options outstanding as of March 31, 2005:

                                             Options outstanding                              Options exercisable
                           --------------------------------------------------------- --------------------------------------
        Range of                              Weighted-average    Weighted-average                       Weighted-average
     exercise price             Options           remaining        exercise price         Options         exercise price
        per share             outstanding      contractual life      per share          exercisable         per share
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------

$ 1.49 - $ 4.21                  1,196,692          1.00 years   $        2.91             1,196,692    $        2.91
$10.63 - $14.00                  3,720,453         10.62 years   $       12.08             3,669,421    $       12.08
$14.21 - $17.96                  4,230,955         10.13 years   $       16.29             4,165,271    $       16.30
$18.38 - $23.20                  2,377,646          9.80 years   $       21.17             2,357,042    $       21.18
$23.44 - $29.30                  4,658,265          8.61 years   $       24.93             4,627,707    $       24.94
$30.93 - $39.12                    938,176          8.89 years   $       35.66               936,257    $       35.67
$40.50 - $62.06                    324,860          9.46 years   $       44.24               323,488    $       44.25
                           ------------------ ------------------ ------------------- ------------------ -------------------
                                17,447,047          9.08 years   $       19.01            17,275,878    $       19.03
                           ================== ================== =================== ================== ===================

As discussed in note 1, substantially all of the existing options were vested during fiscal 2005.  The only options shown above which are not currently exercisable are held either by outside board members, whose unvested options were not accelerated, or by terminated associates whose unvested options will be forfeited or cancelled once a period of time after their termination date passes, in accordance with the terms of the respective stock option agreements.

The Company maintains a qualified employee stock purchase plan that provides for the purchase of shares of common stock at 85% of the market price.  There were 0.2 million shares purchased under the plan during each of the years ended March 31, 2005, 2004 and 2003.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

13.      INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

                                                                        2005                2004               2003
                                                                 ------------------- ------------------ -------------------
Income from operations                                           $        36,483     $         8,949    $         6,321
Stockholders' equity:
     Unrealized loss on available-for-sale investments (note 19)               -                   -                706
     Tax benefit of stock options and warrants exercised                  (9,043)             (4,313)            (6,894)
                                                                 ------------------- ------------------ -------------------
                                                                 $        27,440     $         4,636    $           133
                                                                 =================== ================== ===================

Income tax expense (benefit) attributable to earnings from operations consists of (dollars in thousands):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Current:
     U.S. Federal                                                $         2,033     $         1,413    $        (1,425)
     Non-U.S.                                                                177                 427              1,286
     State (U.S.)                                                            108                 214               (560)
                                                                 ------------------- ------------------ -------------------
                                                                           2,318               2,054               (699)
                                                                 ------------------- ------------------ -------------------
Deferred:
     U.S. Federal                                                         24,085                 808              8,089
     Non-U.S.                                                              3,424               3,002                  -
     State (U.S.)                                                          6,656               3,085             (1,069)
                                                                 ------------------- ------------------ -------------------
                                                                          34,165               6,895              7,020
                                                                 ------------------- ------------------ -------------------
         Total                                                   $        36,483     $         8,949    $         6,321
                                                                 =================== ================== ===================

Income tax expense was recorded at U.S. tax rates on all profits except undistributed profits of non-U.S.
companies which are considered indefinitely reinvested.

Deferred non-U.S. income tax expense for 2005 and 2004 includes expense of $4.1 million and $0.9 million, respectively, resulting from utilization of acquired deferred tax assets on which full valuation allowances existed and that resulted in reductions in goodwill.

Earnings before income tax attributable to U.S. and non-U.S. operations consist of (dollars in thousands):

                                                                        2005                2004               2003
                                                                 ------------------- ------------------ -------------------
U.S.                                                             $        96,223     $        62,729    $        24,048
Non-U.S.                                                                   9,978               4,564              4,040
                                                                 ------------------- ------------------ -------------------
         Total                                                   $       106,201     $        67,293    $        28,088
                                                                 =================== ================== ===================

Earnings before income taxes, as shown above, are based on the location of the entity to which such earnings are attributable.  However, since such earnings may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings shown above.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

13.      INCOME TAXES (Continued):

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Computed expected tax expense                                    $        37,170     $        23,553    $         9,831
Increase (reduction) in income taxes resulting from:
     State (U.S.) income taxes, net of federal benefit                     4,397               2,144             (1,059)
     Reversal of contingency reserves                                     (2,008)            (16,658)                 -
     Research, experimentation and other tax credits                      (3,310)               (676)            (2,700)
     Non-deductible expenses                                               1,694               1,041                646
     Non-U.S. subsidiaries taxed at other than 35%                          (417)               (244)              (202)
     Other, net                                                           (1,043)               (211)              (195)
                                                                 ------------------- ------------------ -------------------
                                                                 $        36,483     $         8,949    $         6,321
                                                                 =================== ================== ===================

During fiscal 2005, the Company reached a settlement with the IRS regarding the timing of deductions associated with warrants issued to a customer.  As a result of the more favorable than previously expected outcome, the
Company reversed $2.0 million of contingency reserves.  In fiscal 2004, the Company reversed contingency reserves totaling $16.7 million related to the conclusion of IRS audits.  Included was a portion related to the warrants based on the most likely outcome expected at the time.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2005 and 2004 are presented below (dollars in thousands).  In accordance with APB
Opinion 23, "Accounting for Income Taxes-Special Areas," the Company has not recognized deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent's country.  As of March 31, 2005 the respective parent companies have $26.2 million excess financial statement carrying value over tax basis.  Such excess is a taxable temporary difference in accordance with SFAS
No. 109, "Accounting for Income Taxes," and would become taxable in the respective parent's country in the event of a distribution of the subsidiary's earnings or a disposition of its shares.  Calculation of the deferred income tax related to this taxable temporary difference, which may be partially offset by foreign tax credit, is not practicable.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

13.      INCOME TAXES (Continued):

                                                                                           2005                2004
                                                                                     ------------------ -------------------
Deferred tax assets:
     Accrued expenses not currently deductible for tax purposes                      $        11,556    $         6,158
     Revenue deferred for financial reporting purposes                                         4,904              7,863

     Investments, principally due to differences in basis for tax and financial
       reporting purposes                                                                      9,198             10,022
     Acquired non-U.S. net operating loss carryforwards                                       53,554             25,776
     Net operating loss and tax credit carryforwards                                          41,837             71,480
     Other                                                                                     1,018              1,686
                                                                                     ------------------ -------------------
         Total deferred tax assets                                                           122,067            122,985
     Less valuation allowance                                                                 54,800             26,364
                                                                                     ------------------ -------------------
         Net deferred tax assets                                                              67,267             96,621
                                                                                     ------------------ -------------------
Deferred tax liabilities:
     Property and equipment, principally due to differences in depreciation          $        (3,718)   $        (5,886)
     Intangible assets, principally due to differences in amortization                       (47,594)           (46,345)
     Capitalized and purchased software differences                                          (63,336)           (68,960)
     Other                                                                                      (283)              (406)
                                                                                     ------------------ -------------------
         Total deferred tax liabilities                                                     (114,931)          (121,597)
                                                                                     ------------------ -------------------
                  Net deferred tax liability                                         $       (47,664)   $       (24,976)
                                                                                     ================== ===================

At March 31, 2005, the Company has net operating loss carryforwards of approximately $42.7 and $238.3 million for federal and state income tax purposes, respectively.  The Company also has federal and state income tax credit carryforwards of approximately $16.3 million.  These net operating loss and income tax credit carryforwards expire in various amounts beginning in 2006 through 2023.

The Company has foreign net operating loss carryforwards of approximately $165 million, including approximately
$108 million related to acquisitions during fiscal 2004 and 2005.  Of the $165 million, $134 million do not have expiration dates.  The remainder expire in various amounts beginning in 2006 through 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company's history of profitability and taxable income and the reversal of taxable temporary differences in the U.S, management believes that with the exception of carryforwards in states where the level of activity has decreased significantly since the losses were incurred, it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $26.9 million of loss carryforwards in the states where activity no longer supports the deferred tax asset.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

13.      INCOME TAXES (Continued):

Based upon the Company's history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of the foreign carryforwards and has established valuation allowances for all foreign deferred assets.  The goodwill recorded related to the purchase of certain
non-U.S. based subsidiaries includes valuation allowances recorded against their deferred tax assets because these companies have not yet demonstrated consistent and/or sustainable profitability.

In December 2004, the FASB issued FASB Staff Position No.109-1 "Application of FASB Statement No. 109, Accounting
for Income Taxes, to the Tax Deduction on Qualified Production Activities"  as provided by the American Jobs
Creation Act of 2004" (FSP109-1).  There was no benefit during the current year and the application of FSP 109-1 is not expected to have a material impact on the Company's financial statements in the future.

In December 2004, the FASB issued FASB Staff Position No. 109-2 "Accounting and Disclosure Guidance for the
Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2).  While SFAS
109 requires a company to reflect the effect of new tax law in the period of enactment, FSP 109-2 provides that due to the lack of clarity of certain provisions within the Act, companies are allowed time beyond the financial reporting periods of enactment to evaluate the effect of the Act.

The Company has started an evaluation of the effects of the repatriation provision.  However, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.  The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language, in no event later than March 31, 2006.  If the Company does decide to repatriate earnings under this provision, the impact to the Company will be to increase tax expense for the period of repatriation by some amount.  The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $19.6 million.  The related potential range of income tax is between zero and $1 million.

14.      RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom
(through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion's interest in its Chicago data center and agreed to provide TransUnion with various data center management services.  The agreement, which was renewed in fiscal 2005, now expires December 31, 2010.  In connection with the agreement, the Company has agreed to use its best efforts to cause one person designated by TransUnion to be elected to the Company's board of directors.  In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services.  During the years ended March 31, 2005, 2004 and 2003, the Company recognized $96.0 million, $74.1 million and $71.1 million, respectively, in revenue from TransUnion.  The receivable account balance was $0.6 million at March 31, 2005 and zero at March 31, 2004.

During fiscal year 2004 a long-term data license agreement was entered into with TransUnion which licensed data that is used by the Company's products.  Cost of this data is amortized over its useful life, which is estimated to be seven years.  The remaining amount to be paid under this data license is included in long-term obligations
(see note 9).  In fiscal 2005 the Company entered into a second data license with TransUnion for additional data.  This additional data will be paid for and used over the term of the license, which runs through December
31, 2010.  Effective April 1, 2003, Acxiom agreed to purchase analytic, modeling, and other consulting services from TransUnion as a part of an outsourcing arrangement.  The Company also buys data from TransUnion outside of long-term arrangements.  The fees paid to TransUnion during the year ended March 31, 2005 and 2004 were approximately $19.4 million and $17.7 million, respectively, for all the above arrangements.

Effective August 12, 2002, the Company acquired certain assets and assumed certain liabilities of an employment screening business owned by TransUnion for an aggregate purchase price of $34.8 million. (see note 3 to the consolidated financial statements).

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

14.      RELATED PARTY TRANSACTIONS (Continued):

The Company leases an aircraft from a business owned by an officer and director (see note 11).  Rent expense under this lease was approximately $0.7 million during each of the years ended March 31, 2005, 2004 and 2003.
Under the terms of the lease in effect at March 31, 2005, the Company will make monthly lease payments of $75,000 through August 2006.

The Company paid $1.0 million in fiscal 2005, $1.5 million in fiscal 2004 and $1.0 million in fiscal 2003 in
NASCAR sponsorship fees to a company which was partially owned by the son of an officer of the Company until
January 2004.  Since January 2004, neither the officer nor his son have an ownership interest in the sponsored company.  However, the sponsored company has other ongoing business relationships with both the officer and his son.  In return for the sponsorship, the Company receives publicity for the Acxiom brand and hospitality facilities for customers at race events.

The Company has arrangements with a family member of a director and, in 2004 and 2003, had an arrangement with another director, for consulting services.  Payments under these arrangements were $0.1 million in fiscal 2005,
$0.2 million in fiscal 2004 and $0.4 million in fiscal 2003.

The Company has an agreement to resell Acxiom products with a company whose majority shareholder is a family member of an officer of the Company.  Products purchased from the Company for resale were approximately $1.0 million in fiscal 2005, $0.7 million in fiscal 2004, and $0.8 million in fiscal 2003.  The receivable account balance was approximately $0.2 million at the end of fiscal 2005, $1.2 million at the end of fiscal 2004, and
$0.9 million at the end of fiscal 2003.  The reduction in the account balance during fiscal 2005 was pursuant to an agreement entered into with the Company in April 2004 to secure and collect the March 31, 2004 account balance by March 31, 2005.

The Company has contracts with the University of Arkansas at Little Rock (UALR) pursuant to which funding is provided for research projects done by UALR personnel.  The Company also makes charitable contributions to UALR.
A director of the Company is employed by UALR as its Dean of the College of Information Science and Systems
Engineering.  The director is not personally the recipient of any Acxiom funding.  The total amount paid to UALR during the fiscal year ended March 31, 2005 was approximately $0.2 million.  The Company expects to pay a similar amount to UALR in the fiscal year ending March 31, 2006.

15.      MAJOR CUSTOMERS:

No single customer accounted for more than 10% of revenue during the years ended March 31, 2005, 2004 or 2003.

16.      RETIREMENT PLANS:

The Company has a retirement savings plan which covers substantially all U.S. employees.  The Company also offers a supplemental nonqualified deferred compensation plan ("SNQDC Plan") for certain management employees.  The
Company matches 50% of the employee's contributions under both plans up to a combined total of 6% annually and may contribute additional amounts to the plans from the Company's earnings at the discretion of the board of directors.  Company contributions for the above plans amounted to approximately $3.7 million, $3.3 million and
$3.5 million in fiscal years 2005, 2004 and 2003, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $12.4 million and $10.5 million at March 31, 2005 and 2004, respectively.

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

16.      RETIREMENT PLANS (Continued):

Certain of the Company's European employees are covered under defined benefit pension plans.  The following reconciles the beginning and ending balances of the benefit obligations of these plans (dollars in thousands):

Projected benefit obligation at March 31, 2004                                                          $         1,211
     Acquisition of Consodata Germany (note 3)                                                                    1,016
     Service costs                                                                                                  109
     Interest costs                                                                                                  97
     Benefits paid                                                                                                  (76)
     Actuarial loss                                                                                                 322
     Foreign currency exchange rate changes                                                                         141
                                                                                                        -------------------
Projected benefit obligation at March 31, 2005                                                          $         2,820
                                                                                                        ===================

The accumulated benefit obligation for the plans is $2.4 million.  The accumulated benefit obligation (ABO)
differs from the projected benefit obligation (PBO) in that the ABO includes no assumption about future compensation levels.

The following shows the assets of the plan and changes in plan assets during the year (dollars in thousands):

Fair value of plan assets at March 31, 2004                                                             $           719
     Return on plan assets                                                                                           21
     Employer contributions                                                                                          76
     Benefits paid                                                                                                  (76)
     Foreign currency exchange rate changes                                                                          42
                                                                                                        -------------------
Fair value of plan assets at March 31, 2005                                                             $           782
                                                                                                        ===================

The assets of the plan are 80% invested in debt securities and 20% invested in equity securities.

Funded status of plans (dollars in thousands):

     Excess of benefit obligations over plan assets                                                     $         2,038
     Less unrecognized net loss                                                                                     335
                                                                                                        -------------------
     Net pension accrued liability included in accrued payroll                                          $         1,703
                                                                                                        ===================

Net benefit cost recognized during fiscal 2006 (dollars in thousands):

     Service costs                                                                                      $           109
     Interest costs                                                                                                  97
     Expected return on plan assets                                                                                 (25)
                                                                                                        -------------------
                                                                                                        $           181
                                                                                                        ===================

The following assumptions were used in estimating the benefit obligation and benefit costs:

     Discount rate                                                                                            4.50%
     Average compensation increase                                                                         2.00 - 3.50%
     Expected rate of return on plan assets                                                                   4.00%
     Measurement date                                                                                     March 31, 2005

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

16.      RETIREMENT PLANS (Continued):

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class.  The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.
This resulted in the selection of the 4.00% assumption.

Expected benefit payments for the next 10 years are (dollars in thousands):

Year ending March 31:
     2006                                                                                               $           179
     2007                                                                                                           116
     2008                                                                                                            77
     2009                                                                                                            75
     2010                                                                                                            71
     2011-2015                                                                                                      355
                                                                                                        ===================

The Company expects to be required to make contributions to the plans of $0.5 million in 2006.

17.      FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company's operations.  The following table shows financial information by geographic area for the years 2005, 2004 and 2003 (dollars in thousands):

                                     2005                             2004                              2003
                       --------------------------------- -------------------------------- ---------------------------------
                                           Long-lived                       Long-lived                       Long-lived
                                             assets,                          assets,                          assets,
                                            excluding                        excluding                        excluding
                                            financial                        financial                        financial
                            Revenue        instruments        Revenue       instruments       Revenue        instruments
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
United States          $     1,010,524    $    867,586   $       925,641   $    775,627   $       902,667   $    740,512
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
Foreign
     United Kingdom    $       112,874    $    123,749   $        65,442   $     88,624   $        50,329   $     25,976
     France                     34,969          13,496             6,112         33,040             1,457          5,083
     Germany                    36,978          14,821             2,807          1,207                 -              -
     Spain                       3,533           4,999               424          4,309                 -          2,560
     Portugal                    1,123             319               205            179                 -              -
     Poland                      3,074             839               927            560                 -              -
     The Netherlands            10,841           2,291             3,433          1,801                 -              -
     Australia                   7,712          10,808             5,679         11,081             3,182          9,751
     Japan                         322               -               152              -               587              -
     China                       1,092           6,929                 -              -                 -              -
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
         All Foreign   $       212,518    $    178,251   $        85,181   $    140,801   $        55,555   $     43,370
                       ------------------ -------------- ----------------- -------------- ----------------- ---------------
                       $     1,223,042    $  1,045,837   $     1,010,822   $    916,428   $       958,222   $    783,882
                       ================== ============== ================= ============== ================= ===============

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

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
The estimated fair value of other long-term obligations was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2005, the estimated fair value of long-term obligations approximates its carrying value.

19.      COMPREHENSIVE INCOME (LOSS):

The following table summarizes the unrealized holding gains (losses) on marketable securities included in other comprehensive income (loss) (dollars in thousands):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Unrealized gain (loss) arising during the year, net of income
  tax benefit                                                    $          (167)    $           318    $        (1,215)
Reclassification adjustment for net losses reported in net
  earnings for the period                                                      -                   -              2,350
                                                                 ------------------- ------------------ -------------------
     Net unrealized gain (loss) reported in other comprehensive
       income                                                    $          (167)    $           318    $         1,135
                                                                 =================== ================== ===================

The balance of accumulated other comprehensive income as reported on the consolidated balance sheets consists of the following components (dollars in thousands):

                                                                                            2005               2004
                                                                                     ------------------ -------------------
Unrealized gain on available for sale marketable securities                          $           151    $           318
Cumulative income on foreign currency translation                                             12,465              2,622
                                                                                     ------------------ -------------------
     Accumulated other comprehensive income                                          $        12,616    $         2,940
                                                                                     ================== ===================

20.      SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  As discussed in note 3 to the consolidated financial statements, acquisitions closed in fiscal year 2004 significantly increased the Company's International operations.  This increase accentuated different economic environments, market maturity and operational needs of the International operations while reducing differentiation between the previously existing Services segment and the Data and Software Products segment.  In the quarter ended June 30, 2004, the Company changed its organization and, as a result, has changed the presentation of segment information.  The new organization is better able to assess the operational performance and resource allocation

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

20.      SEGMENT INFORMATION (Continued):

between US and International operations.  The IT Management segment was not impacted by this change.  Segment information for prior periods has been restated to conform to the current quarter presentation.

The Company's business segments consist of US Services and Data, International Services and Data, and IT
Management.  The Services and Data segments for both the US and International segments substantially consist of consulting, database and data warehousing, list processing services, the Company's data content and software products.  IT Management includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.  Certain information technology outsourcing and facilities management revenue is accounted for in both the IT Management segment and the US Services and Data segment where the client is billed.  These revenues are eliminated in consolidation.

Substantially all of the nonrecurring and impairment charges incurred by the Company and discussed in note 2 to the consolidated financial statements have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges.  The following tables present information by business segment (dollars in thousands):

                                                                        2005               2004                2003
                                                                 ------------------- ------------------ -------------------
Revenue:
     US Services and Data                                        $       735,319     $       688,642    $       660,664
     International Services and Data                                     212,529              84,033             55,554
     IT Management                                                       292,225             251,462            243,749
     Intercompany eliminations                                           (17,031)            (13,315)            (1,745)
                                                                 ------------------- ------------------ -------------------
         Total revenue                                           $     1,223,042     $     1,010,822    $       958,222
                                                                 =================== ================== ===================

Income (loss) from operations:
     US Services and Data                                        $        81,914     $        73,263    $        89,994
     International Services and Data                                       8,200               2,623               (445)
     IT Management                                                        33,998              16,777              4,425
     Intercompany eliminations                                            (2,855)             (1,773)                32
     Corporate and other                                                     935               2,394            (38,931)
                                                                 ------------------- ------------------ -------------------
         Income (loss) from operations                           $       122,192     $        93,284    $        55,075
                                                                 =================== ================== ===================

Depreciation and amortization:
     US Services and Data                                        $        84,125     $        82,907    $        84,362
     International Services and Data                                      23,450              11,255              8,343
     IT Management                                                        87,025              53,697             58,685
     Corporate and other                                                     520               2,382              3,512
                                                                 ------------------- ------------------ -------------------
         Depreciation and amortization                           $       195,120     $       150,241    $       154,902
                                                                 =================== ================== ===================

Total assets:
     US Services and Data                                        $       614,463     $       630,758
     International Services and Data                                     299,458             117,448
     IT Management                                                       449,012             450,944
     Corporate and other                                                  36,946              16,634
                                                                 ------------------- ------------------
         Total assets                                            $     1,399,879     $     1,215,784
                                                                 =================== ==================

                                        ACXIOM CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           MARCH 31, 2005, 2004 AND 2003

21.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The tables below set forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

                                                First quarter      Second quarter      Third quarter      Fourth quarter
                                                    ended              ended               ended              ended
                                                   June 30,        September 30,       December 31,         March 31,
                                                     2004               2004               2004                2005
                                              ------------------ ------------------- ------------------ -------------------
Revenue                                       $       288,994    $       299,109     $       312,405    $       322,534
Gross profit (revenue less cost of revenue)            73,626             80,391              85,246             78,068
Income from operations                                 25,441             34,371              39,425             22,955
Net earnings                                           12,884             18,496              23,480             14,858
Basic earnings per share                                 0.15               0.22                0.27               0.17
Diluted earnings per share                               0.14               0.20                0.24               0.16
                                              ================== =================== ================== ===================

                                                First quarter      Second quarter      Third quarter      Fourth quarter
                                                    ended              ended               ended              ended
                                                   June 30,         September 30,       December 31,         March 31,
                                                    2003                2003               2003                2004
                                              ------------------ ------------------- ------------------ -------------------
Revenue                                       $       236,682    $       241,096     $       255,207    $       277,837
Gross profit (revenue less cost of revenue)            43,290             50,111              61,435             57,879
Income from operations                                 11,234             22,716              37,335             21,999
Net earnings                                           11,263             11,217              19,944             15,920
Basic earnings per share                                 0.13               0.13                0.23               0.19
Diluted earnings per share                               0.13               0.13                0.22               0.17
                                              ================== =================== ================== ===================

The quarter ended June 30, 2004 included a gain of $0.9 million due to a recovery from the Montgomery Ward bankruptcy (see note 2 to the consolidated financial statements) and a charge of $0.5 million related to an adjustment to the restructuring accrual.  The quarter ended December 31, 2004 included an additional $0.5 million recovery from the Montgomery Ward bankruptcy and a $0.2 million credit adjustment to the restructuring accrual.
All of the above items were recorded in gains, losses and nonrecurring items.  The quarter ended March 31, 2005 included a $3.6 million charge related to vesting stock options which was included in selling, general and administrative expense (see note 1 to the consolidated financial statements.)

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

                                                                F-