Form 10-Q
period 2005-06-30
ACXIOM CORP
filed 2005-08-05
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended June 30, 2005

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
Yes  [X]                No  [ ]
The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 2, 2005 was 87,883,601.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                             June 30, 2005

Part I.  Financial Information                                                                                 Page No.
  Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
           as of June 30, 2005 and March 31, 2005 (Unaudited).............................................        3
         Condensed Consolidated Statements of Earnings
           for the Three Months ended June 30, 2005 and 2004 (Unaudited)..................................        4
         Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
           for the Three Months ended June 30, 2005 (Unaudited)...........................................        5
         Condensed Consolidated Statements of Cash Flows
           for the Three Months ended June 30, 2005 and 2004 (Unaudited)..................................      6 - 7
         Notes to the Condensed Consolidated Financial Statements (Unaudited)
         1. Basis of presentation and summary of significant accounting principles........................        8
         2. Earnings per share and stockholders' equity...................................................      8 - 10
         3. Acquisitions and investments..................................................................     10 - 11
         4. Other current and noncurrent assets...........................................................     11 - 12

         8. Segment information...........................................................................     13 - 14
         9. Commitments and contingencies.................................................................     14 - 15
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........     16 - 27
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................        28
   Item 4.  Controls and Procedures.......................................................................        28
Part II.  Other Information

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                               June 30, 2005    March 31,
                                                                                                    2005          2005
                                                                                              -------------- --------------
                                           ASSETS
Current assets:
     Cash and cash equivalents                                                                $     10,889   $      4,185
     Trade accounts receivable, net                                                                236,333        250,653
     Deferred income taxes                                                                          31,502         31,415
     Refundable income taxes                                                                         1,165          1,345
     Other current assets                                                                           48,658         46,034
                                                                                              -------------- --------------
         Total current assets                                                                      328,547        333,632
                                                                                              -------------- --------------
Property and equipment, net of accumulated depreciation and amortization                           625,650        581,918
     Less - accumulated depreciation and amortization                                              283,941        258,532
                                                                                              -------------- --------------
Property and equipment, net                                                                        341,709        323,386
                                                                                              -------------- --------------
Software, net of accumulated amortization                                                           65,988         57,135
Goodwill                                                                                           446,327        354,182
Purchased software licenses, net of accumulated amortization                                       158,030        157,999
Unbilled and notes receivable, excluding current portions                                           21,395         20,410
Deferred costs, net of accumulated amortization                                                     93,299         88,851
Data acquisition costs, net of accumulated amortization                                             44,840         48,915
Other assets, net                                                                                   25,620         15,369
                                                                                              -------------- --------------
                                                                                              $  1,525,755   $  1,399,879
                                                                                              ============== ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations                                            $     76,706   $     83,005
     Trade accounts payable                                                                         63,624         63,295
     Accrued expenses:
         Payroll                                                                                    23,635         27,435
         Other                                                                                      87,309         74,635
     Deferred revenue                                                                              111,049        115,892
                                                                                              -------------- --------------
         Total current liabilities                                                                 362,323        364,262
                                                                                              -------------- --------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                                374,162        104,210
     Software and data licenses, net of current installments                                        33,687         37,494
                                                                                              -------------- --------------
         Total long-term obligations                                                               407,849        141,704
                                                                                              -------------- --------------
Deferred income taxes                                                                               82,716         79,079
Commitments and contingencies (note 9)
Stockholders' equity:
     Common stock                                                                                   10,535         10,440
     Additional paid-in capital                                                                    613,025        588,156
     Unearned stock-based compensation                                                              (3,620)             -
     Retained earnings                                                                             365,763        363,556
     Accumulated other comprehensive income                                                          3,706         12,616
     Treasury stock, at cost                                                                      (316,542)      (159,934)
                                                                                              -------------- --------------
         Total stockholders' equity                                                                672,867        814,834
                                                                                              -------------- --------------
                                                                                              $  1,525,755   $  1,399,879
                                                                                              ============== ==============
See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                             For the Three Months ended
                                                                                                      June 30,
                                                                                       ---------------------------------------
                                                                                              2005                2004
                                                                                       ------------------- -------------------
Revenue:
     Services                                                                          $       238,499     $       207,847
     Data                                                                                       71,772              81,147
                                                                                       ------------------- -------------------
         Total revenue                                                                         310,271             288,994
Operating costs and expenses:
     Cost of revenue
         Services                                                                              195,969             163,549
         Data                                                                                   48,885              51,819
                                                                                       ------------------- -------------------
              Total cost of revenue                                                            244,854             215,368
     Selling, general and administrative                                                        52,080              48,529
     Gains, losses and nonrecurring items, net                                                  (1,637)               (344)
                                                                                       ------------------- -------------------
         Total operating costs and expenses                                                    295,297             263,553
                                                                                       ------------------- -------------------
Income from operations                                                                          14,974              25,441
                                                                                       ------------------- -------------------
Other income (expense):
     Interest expense                                                                           (5,162)             (5,070)
     Other, net                                                                                    891                 409
                                                                                       ------------------- -------------------
Total other income (expense)                                                                    (4,271)             (4,661)
                                                                                       ------------------- -------------------
Earnings before income taxes                                                                    10,703              20,780
Income taxes                                                                                     4,064               7,896
                                                                                       ------------------- -------------------
         Net earnings                                                                  $         6,639     $        12,884
                                                                                       =================== ===================

Earnings per share:
     Basic                                                                             $          0.07     $          0.15
                                                                                       =================== ===================
     Diluted                                                                           $          0.07     $          0.14
                                                                                       =================== ===================

See accompanying notes to condensed consolidated financial statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                   THREE MONTHS ENDED JUNE 30, 2005
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                           Common Stock                                                              Accumulated           Treasury Stock
                                     ------------------------                Additional     Unearned                     other         ----------------------        Total
                                         Number                   paid-in     Stock-based   Comprehensive   Retained   comprehensive     Number                   stockholders'
                                       of shares      Amount     capital     compensation   income (loss)  earnings   income (loss)     of shares    Amount         equity
                                     ------------------------ -------------- ------------- -------------- ----------- --------------- ------------------------ --------------
                                     104,400,161   $   10,440    $  588,156    $        -    $        -   $  363,556    $   12,616     (9,187,086) $ (159,934)   $  814,834

  Employee stock awards, benefit
    plans and other purposes             952,588           95        13,411             -             -            -             -              -           -        13,506
  Acquisition of Digital Impact
    -issuance of stock options                 -            -        11,458        (3,918)            -            -             -              -           -         7,540
  Amortization of unearned
    stock-based compensation                   -            -             -           298             -            -             -              -           -           298
  Acquisition of treasury stock                -            -             -             -             -            -             -     (8,336,510)   (156,608)     (156,608)
  Dividends                                    -            -             -             -             -       (4,432)            -              -           -        (4,432)
  Comprehensive income (loss):
        Foreign currency translation           -            -             -             -        (8,884)           -        (8,884)             -           -        (8,884)
        Unrealized loss on
         marketable securities, net
         of tax                                -            -             -             -           (26)           -           (26)             -           -           (26)
        Net earnings                           -            -             -             -         6,639        6,639                            -           -         6,639
                                                                                             --------------
               Total comprehensive                                                           $   (2,271)
                income (loss)
                                     ------------------------- --------------- ------------- ============== ----------- -------------- -------------------------- ------------
Balances at June 30, 2005            105,352,749   $   10,535    $  613,025    $   (3,620)                 $ 365,763    $    3,706    (17,523,596) $ (316,542)   $  672,867
                                     ============= =========== =============== =============                =========== ============== ============ ============= ============

See accompanying notes to condensed consolidated financial statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                          For the Three Months ended
                                                                                                   June 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Cash flows from operating activities:
     Net earnings                                                                    $         6,639    $        12,884
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization of long-lived assets                                   55,534             43,997
         Loss on disposal of assets, net                                                          43                  -
         Deferred income taxes                                                                 3,635              8,849
         Non-cash stock compensation expense                                                     298                  -
         Changes in operating assets and liabilities:
              Accounts receivable                                                             17,297            (18,661)
              Other assets                                                                   (17,945)            (1,012)
              Accounts payable and other liabilities                                          (4,025)            (8,833)
              Restructuring costs                                                                  -             (2,510)
                                                                                     ------------------ -------------------
                  Net cash provided by operating activities                                   61,476             34,714
                                                                                     ------------------ -------------------

Cash flows from investing activities:
     Payments received from investments                                                          721                284
     Capitalized software development costs                                                   (5,673)            (4,107)
     Capital expenditures                                                                     (2,929)            (1,823)
     Deferral of costs and data acquisition costs                                            (16,192)            (9,610)
     Net cash paid in acquisitions                                                          (106,719)            (5,560)
                                                                                     ------------------ -------------------
                  Net cash used in investing activities                                     (130,792)           (20,816)
                                                                                     ------------------ -------------------

Cash flows from financing activities:
     Proceeds from debt                                                                      281,706             38,926
     Payments of debt                                                                        (54,130)           (60,560)
     Dividends paid                                                                           (4,432)            (3,449)
     Sale of common stock                                                                     13,527             19,317
     Acquisition of treasury stock                                                          (160,354)           (10,971)
                                                                                     ------------------ -------------------
                  Net cash used in financing activities                                       76,317            (16,737)
                                                                                     ------------------ -------------------
Effect of exchange rate changes on cash                                                         (297)              (302)
                                                                                     ------------------ -------------------
Net increase (decrease) in cash and cash equivalents                                           6,704             (3,141)
Cash and cash equivalents at beginning of period                                               4,185             14,355
                                                                                     ------------------ -------------------
                                                                                     $        10,889    $        11,214
Cash and cash equivalents at end of period
                                                                                     ================== ===================

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                           For the Three Months ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------

Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                                    $         4,397    $         3,334
         Income taxes                                                                            190                100
         Payments on capital leases and installment payment arrangements                      19,929             13,259
         Payments on software and data license liabilities                                    10,938             11,696
     Noncash investing and financing activities:
         Enterprise software licenses acquired under software obligation                       2,161              2,685
         Acquisition of property and equipment under capital leases and
           installment payment arrangements                                                   26,458             20,498
         Construction of assets under construction loans                                       3,654              6,788

See accompanying notes to condensed consolidated financial statements.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation ("Registrant", "Acxiom" or "the Company"),
without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "the Commission").  In the
opinion of the Registrant's management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 21 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant's annual report on
Form 10-K for the fiscal year ended March 31, 2005 ("2005 Annual Report"), as filed with the Commission on June 13, 2005.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2005 Annual Report.
The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2006.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof.  A discussion of the Company's significant accounting principles and the application thereof is included in note 1 and in Item 7,
Management's Discussion and Analysis of Financial Condition and Results of Operations, to the Company's 2005 Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the prior year's net earnings as previously reported.

2.       EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY:

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

                                                                                              For the quarter ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Basic earnings per share:
     Numerator - net earnings                                                        $         6,639    $        12,884
     Denominator - weighted-average shares outstanding                                        91,044             86,084
                                                                                     ------------------ -------------------
         Basic earnings per share                                                    $          0.07    $          0.15
                                                                                     ================== ===================
Diluted earnings per share:
     Numerator - net earnings                                                        $         6,639    $        12,884
     Interest expense on convertible bonds (net of tax benefit)                                    -              1,017
                                                                                     ------------------ -------------------
                                                                                               6,639             13,901
                                                                                     ------------------ -------------------
     Denominator:
         Weighted-average shares outstanding                                                  91,044             86,084
         Dilutive effect of common stock options and warrants,
           as computed under the treasury stock method                                         2,752              3,954
         Dilutive effect of convertible debt                                                       -              9,589
                                                                                     ------------------ -------------------
                                                                                              93,796             99,627
                                                                                     ------------------ -------------------
         Diluted earnings per share                                                  $          0.07    $          0.14
                                                                                     ================== ===================

2.       EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY (continued):

At June 30, 2005, the Company had options and warrants outstanding providing for the purchase of approximately 19.4 million shares of common stock including options to purchase approximately 0.7 million shares issued as a result of the acquisition of Digital
Impact, Inc. ("Digital").  Options and warrants to purchase shares of common stock that were outstanding during the period reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                                                              For the quarter ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Number of shares outstanding under options and warrants                                    8,147              4,907
Range of exercise prices                                                             $19.58 - $268.55    $23.63 - $62.06
                                                                                     ================== ===================

Stock-Based Compensation -

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004),
Share-Based Payment ("SFAS 123R").  SFAS 123R will require that compensation cost related to stock options be recognized in the financial statements.  Currently, the Company accounts for its stock options under the provisions of APB 25, which does not necessarily require the recognition of stock options as a  compensation cost in the statement of earnings.  Accordingly, no compensation cost has historically been recognized by the Company in the accompanying condensed consolidated statements of earnings for any of the fixed stock options granted.  As a result of the acquisition of Digital the Company issued options to Digital associates that are in-the-money, resulting in compensation cost under APB 25.  Had compensation cost for all options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by
Statement of Financial Accounting Standards ("SFAS") No. 123, as amended, the Company's net earnings would have been reduced to the following unaudited pro forma amounts for the periods presented (in thousands, except per share amounts):

                                                                                              For the quarter ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Net earnings, as reported                                                            $         6,639    $        12,884
     Plus:  stock-based employee compensation expense included in determination
       of net income, net of income tax benefit                                                  185                  -
     Less: stock-based employee compensation expense under fair value based
       method, net of income tax benefit                                                        (490)            (3,461)
                                                                                     ------------------ -------------------
Pro forma net earnings                                                               $         6,334    $         9,423
                                                                                     ================== ===================
Earnings per share:
     Basic - as reported                                                             $          0.07    $          0.15
                                                                                     ================== ===================
     Basic - pro forma                                                               $          0.07    $          0.11
                                                                                     ================== ===================
     Diluted - as reported                                                           $          0.07    $          0.14
                                                                                     ================== ===================
     Diluted - pro forma                                                             $          0.07    $          0.11
                                                                                     ================== ===================

The per-share weighted-average fair value of stock options granted during the three months ended June 30, 2005 was $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.1%;
risk-free interest rate of 3.8%; expected option life of 3 years and expected volatility of 23%.

The decrease in pro forma compensation expense noted above under SFAS No. 123 results from acceleration of vesting in the fiscal year ended March 31, 2005 of all of the Company's then outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time.  The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in future financial statements upon the effectiveness of SFAS 123R which has now been postponed until April 1, 2006.  By accelerating the vesting of these options, the Company recognized approximately $3.6

2.       EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY (continued):

million of compensation expense in the fourth quarter of fiscal 2005.  The Company believes that it will thereafter not be required to recognize any significant compensation expense in future periods associated with the affected options.  The stock-based employee compensation expense shown in the table above for the current period relates to options issued during the quarter, options held by directors, and options issued to Digital employees.

Stockholders' Equity -

The Company paid dividends on its common stock in the amount of $0.05 and $0.04 per share in the quarters ended June 30, 2005 and
June 30, 2004, respectively.

During the quarter ended June 30, 2005, 8.3 million shares were repurchased pursuant to the Company's common stock repurchase program for an aggregate purchase price of $156.6 million.  The Company also paid an additional $3.7 million in cash for trades entered into in the prior period which settled in the current quarter.  At June 30, 2005, the maximum dollar value of shares that may yet be purchased under the program is $234.8 million.

3.       ACQUISITIONS AND INVESTMENTS:

In May 2005, the Company completed the acquisition of Digital Impact, Inc.  ("Digital").  Digital is a provider of integrated digital marketing solutions and is based in San Mateo, California.  Management believes Digital provides the Company with new digital services capabilities that are complementary to the Company's existing service offerings.  The Company paid approximately $106.6 million in cash for Digital, net of cash acquired, and Digital's results of operations are included in the Company's consolidated results beginning May 1, 2005.  Digital's total annual revenues are approximately $45 million.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

The following table shows the allocation of the Digital purchase price to assets acquired and liabilities assumed (dollars in thousands):

                                                                                                             Digital
                                                                                                       --------------------
Assets acquired:
Cash                                                                                                   $        27,025
Goodwill                                                                                                       100,450
Other intangible assets                                                                                         20,800
Other current and noncurrent assets                                                                             14,391
                                                                                                       --------------------
Accounts payable, accrued expenses and capital leases assumed                                                   17,101
                                                                                                       --------------------
Net assets acquired                                                                                            145,565
Less:
     Cash acquired                                                                                              27,025
     Issuance of vested stock options                                                                            7,540
     Payments to be made for restricted stock                                                                    4,392
                                                                                                       --------------------
Net cash paid                                                                                          $       106,608
                                                                                                       ====================

The purchase price allocation for the Digital acquisition is subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.

As a result of both the Claritas Europe and Consodata acquisitions in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates.  The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs and lease fair value adjustments, costs of terminating or relocating associates, and for other contract termination costs.  As a result of the Digital acquisition, management is also formulating plans for the integration process and has accrued the estimated costs of associate terminations and lease termination costs and lease fair value adjustments.

3.       ACQUISITIONS AND INVESTMENTS (continued):

The table below shows adjustments and payments related to these accruals during the three months ended June 30, 2005.  Any future adjustments to these plans may result in future expense or in an increase or decrease to the goodwill recorded for the acquisitions.

                                                                                        Other contract
                                               Associate-related   Lease and related      termination
                                                   reserves            reserves             reserves            Total
                                              ------------------ -------------------- ------------------ -------------------
Balance at March 31, 2005                     $         4,887    $         9,277      $        3,913    $        18,077
     Acquisition of Digital                             2,639              2,171                   -              4,810
     Adjustments                                            -               (584)               (174)              (758)
     Payments                                            (496)              (993)                  -             (1,489)
     Change in foreign currency translation
       adjustment                                        (327)              (651)               (218)            (1,196)
                                              ------------------ -------------------- ------------------ -------------------
Balance at June 30, 2005                      $         6,703    $         9,220      $        3,521    $        19,444
                                              ================== ==================== ================== ===================

The associate-related reserves are expected to be paid during the fiscal year ending March 31, 2006.  The remaining items will be paid through April 2008.

4.       OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $10.1 million and $11.7 million at June 30, 2005 and March 31, 2005, respectively.  Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

                                                                                         June 30,           March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $1.6 million at June 30, 2005    $         6,461    $         6,497
  and $1.7 million at March 31, 2005
Notes receivable from other divestitures, net of allowance for uncollectible note
  of $0.9 million at both June 30, 2005 and March 31, 2005                                     3,235              3,446
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                             9,696              9,943
     Less current portion                                                                      2,441              2,545
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,255              7,398
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         21,768             22,128
     Less current portion                                                                      7,628              9,116
                                                                                     ------------------ -------------------
         Long-term portion                                                                    14,140             13,012
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        21,395    $        20,410
                                                                                     ================== ===================

The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

                                                                                         June 30,           March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Current portion of unbilled and notes receivable                                     $        10,069    $        11,661
Prepaid expenses                                                                              18,344             15,582
Non-trade receivables                                                                          6,112              5,598
Other miscellaneous assets                                                                    14,133             13,193
                                                                                     ------------------ -------------------
     Other current assets                                                            $        48,658    $        46,034
                                                                                     ================== ===================

4.       OTHER CURRENT AND NONCURRENT ASSETS (continued):

Other noncurrent assets consist of the following (dollars in thousands):

                                                                                         June 30,           March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Investments in marketable and nonmarketable securities                               $         7,348    $         7,655
Acquired intangible assets, net                                                               14,886              5,342
Other miscellaneous noncurrent assets                                                          3,386              2,372
                                                                                     ------------------ -------------------
     Other assets                                                                    $        25,620    $        15,369
                                                                                     ================== ===================

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

5.       GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Impairment exists to the extent that the reporting unit's recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the
Company's most recent annual impairment test during the quarter ended June 30, 2005 indicated that no potential impairment of its goodwill balances exists.

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2005 is presented in the following table.
As discussed in note 8 to the condensed consolidated financial statements, the previously reported IT Management segment has been consolidated with the US Services and Data segment as a result of a change in the Company's business segments in the quarter ended
June 30, 2005.

(dollars in thousands)                                            US Services and     International
                                                                       Data         Services and Data         Total
                                                                 ------------------ ------------------- -------------------
Balance at March 31, 2005                                        $       217,730    $       136,452     $       354,182
Acquisition of Digital                                                   100,450                  -             100,450
Purchase adjustments                                                          91             (1,042)               (951)
Change in foreign currency translation adjustment                              -             (7,354)             (7,354)
                                                                 ------------------ ------------------- -------------------
Balance at June 30, 2005                                         $       318,271    $       128,056     $       446,327
                                                                 ================== =================== ===================

6.       LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

                                                                                         June 30,           March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Revolving credit agreement                                                           $       270,721    $        10,921
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates
  ranging from approximately 3% to 8%; remaining terms up to fifteen years                   115,785            109,222
Warrants                                                                                       1,655              1,612
Other debt and long-term liabilities                                                          41,524             39,307
                                                                                     ------------------ -------------------
     Total long-term debt and capital leases                                                 429,685            161,062
         Less current installments                                                            55,523             56,852
                                                                                     ------------------ -------------------
Long-term debt, excluding current installments                                       $       374,162    $       104,210
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years;                            54,870             57,178
  effective interest rates ranging from approximately 4% to 8%                       $                  $
Long-term data license agreement with related party, due over two years;
  interest at 6%                                                                                   -              6,469
                                                                                     ------------------ -------------------
     Total license liabilities                                                                54,870             63,647
              Less current installments                                                       21,183             26,153
                                                                                     ------------------ -------------------
License liabilities, excluding current installments                                  $        33,687    $        37,494
                                                                                     ================== ===================

The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $400 million through March 31, 2010.  Borrowings under the revolving credit facility of $270.7 million at June 30, 2005 and $10.9 million at March
31, 2005 bear interest at LIBOR plus 1.0% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable.  The weighted average interest rate on the revolving credit facility were
4.25% at June 30, 2005 and 4.87% at March 31, 2005.  Outstanding letters of credit at June 30, 2005 and March 31, 2005 were $3.9 and
$3.7 million, respectively.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2005, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after June 30,
2006 as long-term in the accompanying condensed consolidated financial statements.

7.       ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $7.2 million and $7.6 million at June 30, 2005 and March 31, 2005, respectively.

8.       SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  In the quarter ended June 30, 2005 to better reflect the way management operates and reviews the business, the Company changed its business segments to consist of US Services and Data and International Services and Data.  The
previously reported IT Management segment has been consolidated with the US Services and Data segment.  Both US and International segments include consulting, database and data warehousing, list processing services, the Company's data content and software products.  US Services and Data now also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.

8.       SEGMENT INFORMATION (continued):

The following tables present information by business segment (dollars in thousands):
                                                                                              For the quarter ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Revenue:
     US Services and Data                                                            $       265,434    $       235,552
     International Services and Data                                                          44,837             53,442
                                                                                     ------------------ -------------------
         Total revenue                                                               $       310,271    $       288,994
                                                                                     ================== ===================

Income (loss) from operations:
     US Services and Data                                                            $        14,717    $        22,290
     International Services and Data                                                          (1,380)             2,807
     Corporate and other                                                                       1,637                344
                                                                                     ------------------ -------------------
         Income (loss) from operations                                               $        14,974    $        25,441
                                                                                     ================== ===================

9.       COMMITMENTS AND CONTINGENCIES:

On June 3, 2005, ValueAct Capital sent Charles Morgan, in his capacity as CEO and chairman of the board, a letter which indicated
ValueAct was prepared to offer $23 per share for the 89% of outstanding shares of Acxiom stock that ValueAct did not already own.

On June 23, 2005, a class action lawsuit was filed against the board of directors alleging breach of fiduciary duty.  Among other things, the putative class action plaintiff alleges that the board members are not independent from Charles Morgan.  Based on this purported lack of independence, the lawsuit alleges that the board did not use good faith in considering the June 3, 2005 letter from
ValueAct.

The lawsuit, Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Morgan, et al., CV05-8498, is pending in
Pulaski County, Arkansas Circuit Court.  In addition to seeking class action status, the plaintiffs are also seeking an order requiring the defendants to properly consider the ValueAct transaction or any other transaction in the best interests of Acxiom shareholders and to rescind any measures that would prevent ValueAct from negotiating for the purchase of the Company.  The suit is in its early stages and the defendants have not yet responded to the complaint.  However, they intend to vigorously contest the suit.  The Company does not believe the ultimate outcome of the lawsuit will have a material impact on the Company or its operations or financial position.

On July 12, 2005, ValueAct sent a letter to the Acxiom board of directors outlining a proposal to negotiate an acquisition of the
Company.  Based on the board's evaluation of the proposal, and with assistance from its legal and financial advisors, the board unanimously determined that pursuing ValueAct's proposal was not in the best interests of the Company or its shareholders.

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft ("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of one aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  In December 2003 the Company entered into a lease for an additional aircraft which would have expired in November 2013.  During the quarter ended June 30, 2005, the Company terminated the lease for the second aircraft and the lessor sold the aircraft.  Under the terms of the lease the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease.  As a result of this lease termination the Company received net proceeds of $1.6 million which is included in gains, losses and nonrecurring items.

9.       COMMITMENTS AND CONTINGENCIES (continued):

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million and the Company has a future commitment for lease payments of $8.4 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased
Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $3.8 million at June 30, 2005.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the
Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.3 million at June 30, 2005.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At June 30, 2005 the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.4 million.

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

The Company is aligned into two operating segments: US Services and Data and International Services and Data (see note 8 to the condensed consolidated financial statements).  Both operating segments provide data and database services, data integration, consulting and analytic services, data content and software, and customer marketing services to large corporations in a number of vertical industries.  The US Services and Data segment also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.

Highlights of the most recently completed fiscal quarter are identified below.

o        Revenue of $310.3 million was up 7 percent from $289.0 million in the first quarter a year ago.  US revenue grew 13 percent while International revenue was 16 percent below the same quarter a year ago.  Acquisitions contributed 5% of the US revenue growth.
o        The Company's diluted earnings per share for the quarter of $0.07 was down 50 percent from $0.14 per share the year before.
o        The Company reported operating cash flow of $61.5 million and free cash flow (as defined under "Capital Resources and
         Liquidity" below) of $36.7 million for the quarter ended June 30, 2005.
o        During the first quarter of fiscal 2006 the Company repurchased approximately 8.3 million shares of its common stock for approximately $156.6 million;
o        New contracts are expected to deliver $15 million in annual revenue and renewals are expected to deliver a total of $39 million in annual revenue.
o        In May 2005, the Company completed the acquisition of Digital Impact, Inc., a provider of integrated digital marketing solutions based in San Mateo, California.
o        During the quarter Digital Impact and SmartDM, acquired in January, 2005, were integrated into a new Integrated Marketing
         Services Organization focused on digital marketing services.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2005.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital
Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
                                                                                         For the quarter ended
                                                                                               June 30,
                                                                       ----------------------------------------------------
                                                                             2005               2004           % Change
                                                                       ------------------ ------------------ --------------
Revenue
     Services                                                          $        238.5     $        207.9         14.7%
     Data                                                                        71.8               81.1        (11.6)
                                                                       ------------------ ------------------- -------------
                                                                       $        310.3     $        289.0          7.4
Total operating costs and expenses                                              295.3              263.6         12.0
Income from operations                                                           15.0               25.4        (41.1)
Diluted earnings per share                                                       0.07               0.14        (50.0)
                                                                       ================== =================== =============

Revenues
For the quarter ended June 30, 2005, the Company's revenue was $310.3 million, compared to revenue of $289.0 million in fiscal 2004, reflecting an increase of $21.3 million.  Services revenue increased $30.7 million, or 14.7%, while data revenue decreased $9.4 million, or 11.6%.  The increase in services revenue is primarily attributable to increases in revenue of $3.9 million from clients in the retail, media and publishing, telecommunications and background screening industries, and an increase of $23.5 million in IT
Management revenue.  Revenue from Digital Impact, Inc., which was acquired during the quarter, was $7.8 million.  All other services revenue combined resulted in a net $4.5 million decrease.  The decrease in data revenue is primarily attributable to a decrease in
International data revenue of $7.5 million, and to a decrease in real estate property data revenue of $2.0 million.  Additionally, other data that Acxiom re-sells was down slightly, while revenue from Acxiom's InfoBase suite of products was up slightly.

In the quarter ended June 30, 2005 the Company changed its business segments to consist of US Services and Data and International
Services and Data.  Both segments include consulting, database and data warehousing, list processing services, the Company's data content and software products.  The US Services and Data segment also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  The new segments reflect how the Company is organized internally for management purposes.

The previously reported IT Management segment has been consolidated with the US Services and Data segment in the following table which shows the Company's revenue by business segment for each of the quarters ended June 30, 2005 and 2004 (dollars in millions):

                                                                                         For the quarter ended
                                                                                               June 30,
                                                                       ----------------------------------------------------
                                                                             2005               2004           % Change
                                                                       ------------------ ------------------- -------------
US Services and Data                                                   $        265.4     $        235.6         12.7%
International Services and Data                                                  44.9               53.4        (16.1)
                                                                       ------------------ ------------------- -------------
                                                                       $        310.3     $        289.0          7.4%
                                                                       ================== =================== =============

US Services and Data segment revenue for the quarter ended June 30, 2005 increased $29.8 million over fiscal 2005 and reflects increases of $5.1 million from clients in the retail, media and publishing, telecommunications and background screening industries, and an increase of $23.5 million in IT Management revenue.  Revenue from Digital Impact, Inc., which was acquired during the quarter, was $7.8 million.  All other revenue combined resulted in a net $6.6 million decrease.

International Services and Data segment revenue for the quarter ended June 30, 2005 decreased $8.6 million from fiscal 2005.  The decrease is primarily attributable to a decrease in data sales to existing clients.

Operating Costs and Expenses
The following table presents the Company's operating costs and expenses for each of the periods reported (dollars in millions):

                                                                                           For the quarter ended
                                                                                                 June 30,
                                                                              ---------------------------------------------
                                                                                   2005           2004         % Change
                                                                              ---------------------------------------------
Cost of revenue
     Services                                                                 $      196.0   $      163.6        19.8%
     Data                                                                             48.9           51.8        (5.7)
                                                                              ---------------------------------------------
     Total cost of revenue                                                           244.9          215.4        13.7
Selling, general and administrative                                                   52.0           48.5         7.3
Gains, losses and nonrecurring items, net                                             (1.6)          (0.3)      375.9
                                                                              ---------------------------------------------
     Total operating costs and expenses                                       $      295.3   $      263.6     12.0%
                                                                              =============================================

The following table presents the Company's operating costs and expenses in functional categories for each of the periods reported
(dollars in millions):
                                                                                           For the quarter ended
                                                                                                 June 30,
                                                                              ---------------------------------------------
                                                                                   2005           2004         % Change
                                                                              ---------------------------------------------

Salaries and benefits                                                         $      123.3   $      104.8        17.7%
Computer, communications and other equipment                                          77.7           68.9        12.6
Data costs                                                                            41.8           41.0         2.0
Other operating costs and expenses                                                    54.1           49.2        10.0
Gains, losses and nonrecurring items, net                                             (1.6)          (0.3)      375.9
                                                                              ---------------------------------------------
     Total operating costs and expenses                                       $      295.3   $      263.6        12.0%
                                                                              =============================================

The cost of services for the quarter ended June 30, 2005 of $196.0 million increased $32.4 million or 19.8% over the quarter ended
June 30, 2004.  Cost of services as a percent of services revenue was 82.2% in the quarter ended June 30, 2005 compared to 78.7% in the quarter ended June 30, 2004.  Cost of services was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data Segment.  Additionally, cost of services was up by $5.0 million due to the acquisition of Digital Impact, and up by $4.2 million as a result of a major client installation that has required additional resources.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company's various data products.  The cost of data for the quarter ended June 30, 2005 of $48.9 million decreased $2.9 million or 5.7% from the quarter ended
June 30, 2004.  The decrease is primarily attributable to a decrease in International data expense which is down due to a reduction in variable and royalty expenses.

Selling, general and administrative expenses for the quarter ended June 30, 2005 of $52.0 million increased $3.6 million or 7.3% from the quarter ended June 30, 2004.  Selling, general and administrative expense as a percent of total revenue was 16.8% in both quarters ending June 30, 2005 and 2004.  The increase for the quarter ended June 30, 2005 was primarily attributable to the acquisition of Digital Impact, which accounted for $3.0 million of the increase.

Gains, losses and nonrecurring items for each of the periods presented are as follows (in millions):

                                                                                              For the quarter ended
                                                                                                    June 30,
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Loss on divestitures                                                                 $          -       $          0.1
Gain on leased airplane disposal                                                               (1.6)               -
Restructuring plan charges and adjustments                                                      -                  0.5
Montgomery Ward bankruptcy recoveries                                                           -                 (0.9)
                                                                                     ------------------ -------------------
Gains, losses and nonrecurring items, net                                            $         (1.6)    $         (0.3)
                                                                                     ================== ===================

During the quarter ended June 30, 2005, the Company terminated the lease on an airplane which was then sold by the lessor.  Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease.  As a result of this lease termination, the Company received net proceeds of $1.6 million.

Gross Profit
                                                                                           For the quarter ended
                                                                                                 June 30,
                                                                              ----------------------------------------------
                                                                                   2005           2004         % Change
                                                                              --------------- ---------------- -------------
Services
     Revenue                                                                  $      238.5    $      207.8        14.7%
     Cost of revenue                                                                 196.0           163.5        19.8
                                                                              --------------- ---------------- -------------
     Gross profit                                                             $       42.5    $       44.3        (4.0)%
                                                                              =============== ================ =============
  Gross profit % of services revenue                                                  17.8%           21.3%

Data
     Revenue                                                                  $       71.8    $       81.1       (11.6)%
     Cost of revenue                                                                  48.9            51.8        (5.7)
                                                                              --------------- ---------------- -------------
     Gross profit                                                             $       22.9    $       29.3       (22.0)%
                                                                              =============== ================ =============
  Gross profit % of data revenue                                                      31.9%           36.1%

Consolidated
     Revenue                                                                  $      310.3    $      289.0         7.4%
     Cost of revenue                                                                 244.9           215.4        13.7
                                                                              --------------- ---------------- -------------
     Gross profit                                                             $       65.4    $       73.6       (11.1)%
                                                                              =============== ================ =============
  Gross profit % of consolidated revenue                                              21.1%           25.5%

Gross profit margins for services were 17.8% in the quarter ended June 30, 2005 which compares with 21.3% in the quarter ended June
30, 2004.  The decrease in gross profit margin is primarily due to increased expenses of $4.2 million related to a major client installation as noted above, and lower margins on new services arrangements recorded during the quarter.

The gross profit margins for data were 31.9% in the quarter ended June 30, 2005 which compares to 36.1% for the quarter ended June
30, 2004.  Gross profit margins for 2005 decreased due to the decreases in International data revenue and real estate property data revenue, which were not fully offset by a decrease in the corresponding expenses.

The consolidated gross profit margins for the quarter ended June 30, 2005 were 21.1% which compares to 25.5% for the first quarter ended June 30, 2004.

Operating Margins
Operating margin for the quarter ended June 30, 2005 was 4.8% compared to 8.8% in the quarter ended June 30, 2004.

Other Income (Expense), Income Taxes and Other Items
Interest expense of $5.2 million in the quarter ended June 30, 2005 increased 1.8% over the quarter ended June 30, 2004.  The
Company's weighted-average interest rate on long-term debt was 4.9% at June 30, 2005 and 4.6% at June 30, 2004.

Other, net increased $0.5 million in the quarter ended June 30, 2005 compared to the same quarter in the prior year, primarily due to a $0.4 million gain on an equity distribution from a joint venture investment.  Other, net in both periods includes $0.4 million of interest income on notes receivable.

The effective tax rate for the quarter ended June 30, 2005 was 38%.  Management expects the effective tax rate for the year ended
March 31, 2006 to also be approximately 38%.

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

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2005 totaled a negative $33.8 million compared to a negative $30.6 million at March 31, 2005.  Total current assets decreased $5.1 million, including a $14.3 million decrease in accounts receivable, and current liabilities decreased
$1.9 million.  Cash provided by operating activities was $61.5 million in the first quarter of fiscal 2006 as compared to $34.7 million in the first quarter of fiscal 2005.  Depreciation and amortization increased by $11.5 million in the quarter ended June 30,
2005 and the impact of changes in operating assets and liabilities was a negative $4.7 million for the quarter ended June 30, 2005, which was an improvement of $26.3 million compared to the prior year, primarily due to changes in accounts receivable.

Accounts receivable days sales outstanding ("DSO") was 69 days at June 30, 2005 and 70 days at March 31, 2005, and is calculated as follows (dollars in thousands):

                                                                                         June 30,             March 31,
                                                                                           2005                 2005
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       236,333    $       250,653
Denominator:
     Quarter revenue                                                                         310,271            322,534
     Number of days in quarter                                                                    91                 90
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,410    $         3,584
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            69                 70
                                                                                     ================== ===================

Investing activities used $130.8 million in the quarter ended June 30, 2005 compared to $20.8 million in the same quarter in the prior year.  Investing activities in the current quarter included capitalized software development costs of $5.7 million as compared to $4.1 million in the prior period.  Capital expenditures were $2.9 million in the current quarter compared to $1.8 million in the prior period.  Deferral of costs and data acquisition costs were $16.2 million in the current quarter compared to $9.6 million in the prior year.  Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as deferred costs related to data, increased $6.6 million primarily due to increases in deferred contract costs.

Investing activities also includes net cash paid for acquisitions of $106.7 million in the quarter ended June 30, 2005.  Of this amount, $106.6 million relates to the acquisition of Digital Impact, Inc. ("Digital") (see note 3 to the condensed consolidated financial statements) and the rest reflects fees paid on investments made in prior periods.  Cash paid in acquisitions for the quarter ended June 30, 2004 reflects the April 2004 acquisition of the Consodata German operations.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable.  The Company may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that it ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($7.2 million at June 30, 2005).

The Company generated free cash flows of $36.7 million in the quarter ended June 30, 2005 and $19.2 million in the quarter ended June
30, 2004, as shown below (in thousands):
                                                                                              For the quarter ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                           2005               2004
                                                                                     ------------------ -------------------
Operating cash flow                                                                  $        61,476    $        34,714
Capitalized software development costs                                                        (5,673)            (4,107)
Capital expenditures                                                                          (2,929)            (1,823)
Deferral of costs and data acquisition costs                                                 (16,192)            (9,610)
                                                                                     ------------------ -------------------
Free cash flow                                                                       $        36,682    $        19,174
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

The Company has federal, state and foreign loss carryforwards and credits from past operations.  Additional loss carryforwards and credits are available to the Company as the result of acquisitions, although their utilization is limited annually under US tax law.
As a result of the carryforwards, the Company did not pay any significant federal, state or foreign income taxes in either of the periods reported.  The Company expects that the federal net operating loss carryforwards will be fully utilized and the Company will begin paying federal income taxes during fiscal 2006.

On November 14, 2002, the Company announced a common stock repurchase program.  From that date until June 30, 2005, the Company has repurchased 17.4 million shares of its common stock for an aggregate purchase price of $315.2 million under this repurchase program.
During the quarter ended June 30, 2005, 8.3 million shares were repurchased for an aggregate purchase price of $156.6 million.  The
Company also paid an additional $3.7 million in cash for trades entered into in the prior period which settled in the current quarter.

Financing activities in the quarter ended June 30, 2005 generated $76.3 million as compared to $16.7 million used in the quarter ended June 30, 2004.  During the quarter ended June 30, 2005, proceeds from the sale of common stock through stock options and the employee stock purchase plan of $13.5 million and from debt financings of $281.7 million were offset by $54.1 million in repayments of debt, $4.4 million in cash dividends and $160.4 million in stock repurchases as discussed above.

The Company also incurred long-term obligations through non-cash investing and financing activities during the quarter ended June 30,
2005 of $26.5 million for the acquisition of property and equipment under capital leases, $3.7 million for construction of assets and
$2.2 million for software licenses acquired under software obligations.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends which may declared by the board at its discretion, and for other general business purposes.

Credit and Debt Facilities
The Company had available credit lines of $400 million of which $270.7 million was outstanding at June 30, 2005, compared to $10.9 million outstanding at March 31, 2005.  The Company's debt-to-capital ratio, as calculated below, was 38% at June 30, 2005 compared to 15% at March 31, 2005 (dollars in thousands).

                                                                                         June 30,             March 31,
                                                                                           2005                 2005
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       407,849    $       141,704
                                                                                     ------------------ -------------------
   Denominator:
     Long-term obligations, net of current installments                                      407,849            141,704
     Stockholders' equity                                                                    672,867            814,834
                                                                                     ------------------ -------------------
                                                                                     $     1,080,716    $       956,538
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             38%                15%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $76.7 million and $83.0 million at June 30, 2005 and March 31, 2005, respectively.  The increase in the ratio is largely due to the
Company's use of debt in the current quarter to acquire treasury stock and to finance the acquisition of Digital.

Off-Balance Sheet Items and Commitments
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft ("Leased Assets").
These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from two to six years, with the
Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $3.8 million at June 30, 2005.  Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million, and as of
June 30, 2005 the Company has a future commitment for lease payments of $8.4 million over the next ten years.

During the quarter ended June 30, 2005, the Company terminated the lease for a second aircraft which was then sold by the lessor.
Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease.
As a result of this lease termination, the Company received net proceeds of $1.6 million which is included in gains, losses and non-recurring items.

The Company has begun construction on an additional 30,000 square foot data center in Little Rock, Arkansas and it is expected to be completed in fiscal 2006.  Total construction cost of this facility is expected to be approximately $18 million.  In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at March 31, 2005 was $5.4 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $3.9 million at June 30, 2005 and $3.7 million at March 31, 2005.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at June 30, 2005 (dollars in thousands).
The column for 2006 represents the nine months ending March 31, 2006.  all other columns represent fiscal years ending March 31.

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2006         2007         2008         2009         2010      Thereafter      Total
                               ----------- --------------- ------------ ------------ ------------ ------------ -------------
Capital lease and              $   38,965   $   36,454    $   22,843   $    4,308   $    1,129   $   12,086   $  115,785
  installment payment
  obligations
Software and data license
  liabilities                       15,508       17,918        14,511        6,933            -            -       54,870
Warrant liability                        -            -             -            -            -        1,655        1,655
Other long-term debt                 6,533        3,511         2,807       12,382      271,634       15,378      312,245
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
     Total long-term                61,006       57,883        40,161       23,623      272,763       29,119      484,555
       obligations
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
Synthetic aircraft leases              698          931           931          931          931          698        5,120
Synthetic equipment and
  furniture leases                   1,904          964           402            -            -            -        3,270
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
     Total synthetic                 2,602        1,895         1,333          931          931          698        8,390
       operating leases
Equipment operating leases          10,239        7,553         2,233          107            6            -       20,138
Building operating leases           14,848       18,813        14,229       13,436       10,530       59,203      131,059
Partnerships building leases         1,593        2,134         2,144        2,155           46            -        8,072
Related party aircraft lease           677          376             -            -            -            -        1,053
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
     Total operating lease          29,959       30,771        19,939       16,629       11,513       59,901      168,712
       payments
Operating software license
  obligations                        2,826        3,564         3,518        3,518        3,517            -       16,943
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
     Total operating lease          32,785       34,335        23,457       20,147       15,030       59,901      185,655
       and software license
       obligations
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
   Total contractual cash      $   93,791   $   92,218    $   63,618   $   43,770   $  287,793   $   89,020   $  670,210
         obligations
                               ============ ============== ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               ------------ --------------------------------------------------------------------------------
                                   2006         2007         2008         2009         2010      Thereafter      Total
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
Purchase commitments on        $        -   $        -    $        -   $        -   $        -   $    4,398   $    4,398
  synthetic aircraft leases
Purchase commitments on
  synthetic equipment and
  furniture leases                   2,154          464         1,862            -            -            -        4,480
Other purchase commitments          57,989       23,836        18,302        5,546        5,546        4,160      115,379
                               ------------ -------------- ------------ ------------ ------------ ------------ -------------
                                                                                                 ------------
 Total purchase commitments    $   60,143   $   24,300    $   20,164   $    5,546   $    5,546   $    8,558   $  124,257
                               ============ ============== ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately
$3.3 million at June 30, 2005) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2005 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         1,180
Residual value guarantee on synthetic aircraft lease                                                              2,639
Residual value guarantee on related party aircraft lease                                                          3,325
Guarantees on certain partnership and other loans                                                                 5,365
Outstanding letters of credit                                                                                     3,869

The total of loans "on certain partnerships and other loans," of which the Company guarantees the portion noted in the above table, are $13.2 million.

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

Acquisitions and Divestitures
In May 2005, the Company completed the acquisition of Digital Impact, Inc. ("Digital").  Digital is a provider of integrated digital marketing solutions and is based in San Mateo, California.  Management believes Digital provides the Company with new digital services capabilities that are complementary to the company's existing service offerings.  The Company paid approximately $106.6 million in cash for Digital, net of cash acquired, and Digital's results of operations are included in the Company's consolidated results beginning May 1, 2005.  Digital's total annual revenues are approximately $45 million.

See note 3 to the condensed consolidated financial statements for more information about the Company's acquisitions.

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
Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term.  He was elected to serve additional three-year terms at the 1996, 1999 and 2002 annual stockholders meetings.  During the quarter ended September 30, 2004, the agreement was extended to run through December 31, 2010.  In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services.  Acxiom recorded revenue from TransUnion of $27.8 million for the quarter ended June 30, 2005 and $20.5 million for the quarter ended June 30, 2004.

See note 14 to the consolidated financial statements contained in the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal, Poland, Australia and China.
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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United
States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the
Company's 2005 annual report include a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements.  In addition, the Management's Discussion and Analysis filed as part of the 2005 annual report contains a discussion of the policies which management has identified as the most critical because they require management's use of complex and/or significant judgments.  The following paragraphs are intended to update that discussion only for the critical accounting policies or estimates which have materially changed since the date of the last annual report.

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

     Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions.  Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but is reviewed annually for impairment under a two-part test.  In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year.  The
     Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2005.  Accordingly, step two of the goodwill impairment test was not required for fiscal
     2006.  Changes in circumstances may require the Company to perform impairment testing on a more frequent basis.  No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company's goodwill balances are impaired.

     In completing step one of the test and making the assessment that no potential impairment of the Company's goodwill existed, management has made a number of estimates and assumptions.  In particular, the growth in operating income and discount rates used by management in determining the fair value of each of the Company's reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors.  In performing step one of the impairment analysis, management has used growth rates ranging from minus 5% up to 50% for the International segment and 15 percent up to 25 percent for the US segment and used a discount rate of 12 percent for all segments, representing an approximation of the Company's weighted-average cost of capital, which resulted in an excess of fair value over the net assets of each of the Company's reporting units.  Assuming the same growth rates, a discount rate of greater than 14 percent would be necessary to indicate potential impairment of the International segment and a discount rate of 30% would be necessary to indicate impairment of the US segment, resulting in the need to proceed to step two of the impairment test.  Alternatively, assuming the
     12 percent discount rate but assuming no growth for the US segment and only 9 percent growth for the International segment would also not indicate impairment.  Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142.  However, should a determination be made that such aggregation of some or all of the Company's reporting units is not appropriate, the results of step one of the goodwill impairment test might indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

     Stock-Based Compensation Accounting - The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation to associates.  Accordingly, the Company has not historically recognized compensation expense for the fair value of its stock-based awards to associates in its condensed consolidated financial statements.  The Company has included the pro forma disclosures in note 2 to its condensed consolidated financial statements as if the fair-value based method of accounting had been applied.  As a result of the acquisition of Digital the Company has issued options to Digital associates that are "in-the-money" resulting in the Company recording compensation cost under the intrinsic-value method.

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

o        the possibility that we may incur expenses related to unsolicited proposals or others to acquire the Company;
o        the possibility that certain contracts may not be closed, or may not be closed within the anticipated time frames;
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
o        the possibility that the integration of acquired businesses may not be as successful as planned;
o        the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;
o        the possibility that sales cycles may lengthen;
o        the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;
o        the possibility that we won't be able to properly motivate our sales force or other associates;
o        the possibility that we won't be able to achieve cost reductions and avoid unanticipated costs;
o        the possibility that we won't be able to continue to receive credit upon satisfactory terms and conditions;
o        the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

o        the possibility that we may be subjected to pricing pressure due to market conditions and/or competitive products and services;
o        the possibility that there will be changes in consumer or business information industries and markets;
o        the possibility that changes in accounting pronouncements may occur and may impact these projections;
o        the possibility that we won't be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;
o        the possibility that we may encounter difficulties when entering new markets or industries;
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
o        the possibility that we may enter into short-term contracts which would affect the predictability of our revenues;
o        the possibility that the amount of ad hoc, volume-based and project work will not be as expected;
o        the possibility that we may experience a loss of data center capacity or interruption of telecommunication links or power sources;
o        the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;
o        the possibility that postal rates may increase, thereby leading to reduced volumes of business;
o        the possibility that our clients may cancel or modify their agreements with us;
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
o        and the possibility that we may be affected by other competitive factors.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate.  Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both June 30, 2005 and March 31, 2005, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal, Poland, Australia, and China.
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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company Leader (Chief Executive Officer) and Chief Finance and
         Administration Leader (Chief Financial Officer), of the effectiveness of the design and operation of the Company's
         "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the
         Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, the
         Company Leader and Chief Finance and Administration Leader concluded that the Company's disclosure controls and procedures were effective.

(b)      Changes in Internal Control over Financial Reporting

         The Company's management, including the Company Leader (Chief Executive Officer) and the Chief Finance and Administration
         Leader (Chief Financial Officer), has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various claims and litigation matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (a)      Not Applicable

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

                                                                Total Number of Shares     Maximum Number (or Approximate
                                Total Number    Average Price    Purchased as Part of       Dollar Value) of Shares that
                                  of Shares       Paid          Publicly Announced Plans   May Yet Be Purchased Under the
                 Period           Purchased      Per Share           or Programs               Plans or Programs
         ------------------- ----------------- --------------- ------------------------- ---------------------------------
         4/1/05 -- 4/30/05        2,713,702             19.41        2,713,702                       $   188,702,625
         5/1/05 -- 5/31/05        4,541,703             18.24        4,541,703                           255,884,180
         6/1/05 -- 6/30/05        1,081,105             19.53        1,081,105                           234,771,219
                                -------------- --------------- ------------------------- ---------------------------------
               Total              8,336,510             18.79        8,336,510                       $   234,771,219
                                ============== =============== ========================= =================================

         The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on October 30,
         2002.  Since that time the Board has approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million.  The repurchase program has no designated expiration date.

Item 6.  Exhibits

         (a)      The following exhibits are filed with this Report:

                  31.1     Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Finance and Administration Leader (principal financial and accounting officer)
                           pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley
                           Act of 2002

                  32.1     Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Finance and Administration Leader (principal financial and accounting officer)
                           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                  ACXIOM CORPORATION AND SUBSIDIARIES

                                                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          Acxiom Corporation

Dated:  August 5, 2005

                                                                By:    /s/ Rodger S. Kline
                                                                   ____________________________________
                                                                (Signature)
                                                                Rodger S. Kline
                                                                Chief Finance and Administration Leader
                                                                (principal financial and accounting officer)

