Form 10-Q
period 2005-09-30
ACXIOM CORP
filed 2005-11-08
CIK 733269

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended September 30, 2005

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

                                                               DELAWARE
                                                    (State or Other Jurisdiction of
                                                    Incorporation or Organization)

                                                   P.O. Box 8180, 1 Information Way,
                                                         Little Rock, Arkansas
                                               (Address of Principal Executive Offices)
                                                              71-0581897
                                                            (I.R.S. Employer
                                                          Identification No.)

                                                                 72203
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
                                                   Yes [X]                   No [ ]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 3, 2005 was 85,106,110.

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                                 INDEX
                                                          REPORT ON FORM 10-Q
                                                          September 30, 2005

Part I.  Financial Information                                                                                 Page No.
     Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
           as of September 30, 2005 and March 31, 2005 (Unaudited)........................................        3
         Condensed Consolidated Statements of Earnings
           for the Three Months ended September 30, 2005 and 2004 (Unaudited).............................        4
         Condensed Consolidated Statements of Earnings
           for the Six Months ended September 30, 2005 and 2004 (Unaudited)...............................        5
         Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
           for the Six Months ended September 30, 2005 (Unaudited)........................................        6
         Condensed Consolidated Statements of Cash Flows
           for the Six Months ended September 30, 2005 and 2004 (Unaudited)...............................      7 - 8
         Notes to the Condensed Consolidated Financial Statements (Unaudited)
           1. Basis of presentation and summary of significant accounting principles......................        9
           2. Earnings per share and stockholders' equity.................................................     10 - 11
           3. Acquisitions and divestitures...............................................................     12 - 13
           4. Other current and noncurrent assets.........................................................        14
           5. Goodwill....................................................................................        15
           6. Long-term obligations.......................................................................     15 - 16

          10. Commitments and contingencies...............................................................     17 - 18
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     19 - 32
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................        33
     Item 4.  Controls and Procedures.....................................................................        33
Part II.  Other Information

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                        September 30,        March 31,
                                                                                             2005              2005
                                                                                     ------------------- ------------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                       $         5,962     $         4,185
     Trade accounts receivable, net                                                          258,004             250,653
     Deferred income taxes                                                                    31,766              31,415
     Refundable income taxes                                                                       -               1,345
     Other current assets                                                                     42,048              46,034
                                                                                     ------------------- ------------------
         Total current assets                                                                337,780             333,632
                                                                                     ------------------- ------------------
Property and equipment, net of accumulated depreciation and amortization                     655,255             581,918
     Less - accumulated depreciation and amortization                                        304,142             258,532
                                                                                     ------------------- ------------------
Property and equipment, net                                                                  351,113             323,386
                                                                                     ------------------- ------------------
Software, net of accumulated amortization                                                     69,927              57,135
Goodwill                                                                                     474,360             354,182
Purchased software licenses, net of accumulated amortization                                 161,321             157,999
Unbilled and notes receivable, excluding current portions                                     21,322              20,410
Deferred costs, net of accumulated amortization                                               99,035              88,851
Data acquisition costs, net of accumulated amortization                                       42,861              48,915
Other assets, net                                                                             25,431              15,369
                                                                                     ------------------- ------------------
                                                                                     $     1,583,150     $     1,399,879
                                                                                     =================== ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term obligations                                   $        87,623     $        83,005
     Trade accounts payable                                                                   54,920              63,295
     Accrued expenses:
         Payroll                                                                              24,979              27,435
         Other                                                                                89,905              74,635
     Deferred revenue                                                                        112,936             115,892
     Income taxes                                                                              1,025                   -
                                                                                     ------------------- ------------------
         Total current liabilities                                                           371,388             364,262
                                                                                     ------------------- ------------------
Long-term obligations:
     Long-term debt and capital leases, net of current installments                          477,461             104,210
     Software and data licenses, net of current installments                                  31,186              37,494
                                                                                     ------------------- ------------------
         Total long-term obligations                                                         508,647             141,704
                                                                                     ------------------- ------------------
Deferred income taxes                                                                         87,147              79,079
Commitments and contingencies (note 10)
Stockholders' equity:
     Common stock                                                                             10,554              10,440
     Additional paid-in capital                                                              620,746             588,156
     Unearned stock-based compensation                                                        (2,994)                  -
     Retained earnings                                                                       368,535             363,556
     Accumulated other comprehensive income                                                    4,747              12,616
     Treasury stock, at cost                                                                (385,620)           (159,934)
                                                                                     ------------------- ------------------
         Total stockholders' equity                                                          615,968             814,834
                                                                                     ------------------- ------------------
                                                                                     $     1,583,150     $     1,399,879
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

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)
                                                                                             For the Three Months ended
                                                                                                    September 30,
                                                                                     --------------------------------------
                                                                                            2005               2004
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       253,193     $       220,072
     Data                                                                                     77,330              79,037
                                                                                     ------------------- ------------------
         Total revenue                                                                       330,523             299,109
Operating costs and expenses:
     Cost of revenue
         Services                                                                            193,500             168,950
         Data                                                                                 52,124              49,768
                                                                                     ------------------- ------------------
              Total cost of revenue                                                          245,624             218,718
     Selling, general and administrative                                                      53,285              46,020
     Gains, losses and other items, net                                                       12,799                   -
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  311,708             264,738
                                                                                     ------------------- ------------------
Income from operations                                                                        18,815              34,371
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                         (7,416)             (4,743)
     Other, net                                                                                1,050                 205
                                                                                     ------------------- ------------------
Total other income (expense)                                                                  (6,366)             (4,538)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  12,449              29,833
Income taxes                                                                                   5,300              11,337
                                                                                     ------------------- ------------------
         Net earnings                                                                $         7,149     $        18,496
                                                                                     =================== ==================

Earnings per share:
     Basic                                                                           $          0.08     $          0.22
                                                                                     =================== ==================
     Diluted                                                                         $          0.08     $          0.20
                                                                                     =================== ==================

See accompanying notes to condensed consolidated financial statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                           (Dollars in thousands, except per share amounts)

                                                                                            For the Six Months ended
                                                                                                 September 30,
                                                                                     --------------------------------------
                                                                                            2005               2004
                                                                                     ------------------- ------------------
Revenue:
     Services                                                                        $       491,692     $       427,919
     Data                                                                                    149,102             160,184
                                                                                     ------------------- ------------------
         Total revenue                                                                       640,794             588,103
Operating costs and expenses:
     Cost of revenue
         Services                                                                            389,469             332,499
         Data                                                                                101,009             101,587
                                                                                     ------------------- ------------------
              Total cost of revenue                                                          490,478             434,086
     Selling, general and administrative                                                     105,365              94,549
     Gains, losses and other items, net                                                       11,162                (344)
                                                                                     ------------------- ------------------
         Total operating costs and expenses                                                  607,005             528,291
                                                                                     ------------------- ------------------
Income from operations                                                                        33,789              59,812
                                                                                     ------------------- ------------------
Other income (expense):
     Interest expense                                                                        (12,578)             (9,813)
     Other, net                                                                                1,941                 614
                                                                                     ------------------- ------------------
Total other income (expense)                                                                 (10,637)             (9,199)
                                                                                     ------------------- ------------------
Earnings before income taxes                                                                  23,152              50,613
Income taxes                                                                                   9,364              19,233
                                                                                     ------------------- ------------------
         Net earnings                                                                $        13,788     $        31,380
                                                                                     =================== ==================

Earnings per share:
     Basic                                                                           $          0.15     $          0.36
                                                                                     =================== ==================
     Diluted                                                                         $          0.15     $          0.34
                                                                                     =================== ==================

See accompanying notes to condensed consolidated financial statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                  SIX MONTHS ENDED SEPTEMBER 30, 2005
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                             Common stock                                                                                     Treasury stock
                                      --------------------------                                                                       ----------------------------
                                                                                                                          Accumulated
                                                                  Additional     Unearned                                    other                                     Total
                                         Number        Amount      paid-in      stock-based  Comprehensive    Retained   comprehensive     Number                   stockholders'
                                       of shares                   capital      compensation Income (loss)    earnings   income (logo)   of shares       Amount        equity
                                      ------------- ------------ ------------- ------------- -------------- ------------ ------------- -------------- ------------- -------------

Balances at March 31, 2005            104,400,161   $   10,440   $  588,156    $        -    $        -     $  363,556   $   12,616    (9,187,086)    $ (159,934)   $  814,834

  Employee stock awards, benefit
    plans and other purposes           1,138,274           114       21,433             -             -              -            -           270              4        21,551
  Acquisition of Digital Impact
    -issuance of stock options, net
    of forfeitures                             -             -       11,157        (3,616)            -              -            -             -              -         7,541
  Amortization of unearned
    stock-based compensation                   -             -            -           622             -              -            -             -              -           622
  Acquisition of treasury stock                -             -            -             -             -              -            -    (11,839,623)     (225,690)     (225,690)
  Dividends                                    -             -            -             -             -         (8,809)           -             -              -        (8,809)
  Comprehensive income (loss):
        Foreign currency translation           -             -            -             -        (7,871)             -       (7,871)            -              -        (7,871)
        Unrealized gain on
         marketable securities, net
         of tax                                -             -            -             -             2              -            2             -              -             2
        Net earnings                           -             -            -             -        13,788         13,788            -             -              -        13,788
                                                                                             --------------
               Total comprehensive
                income (loss)                                                                $    5,919
                                      ------------- ------------ ------------- ------------- ============== ------------ ------------- -------------- ------------- -------------
Balances at September 30, 2005        105,538,435   $   10,554   $  620,746    $   (2,994)                  $  368,535   $    4,747    (21,026,439)   $ (385,620)   $  615,968
                                      ============= ============ ============= =============                ============ ============= ============== ============= =============

See accompanying notes to condensed consolidated financial statements

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (Dollars in thousands)
                                                                                            For the Six Months ended
                                                                                                  September 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------
Cash flows from operating activities:
     Net earnings                                                                    $        13,788    $        31,380
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization of long-lived assets                                  112,638             89,099
         Net gain on disposal of assets, net                                                    (927)                 -
         Deferred income taxes                                                                 8,015             19,548
         Non-cash stock compensation expense                                                     622                  -
         Changes in operating assets and liabilities:
              Accounts receivable                                                             (5,286)           (26,149)
              Other assets                                                                   (15,160)            (8,446)
              Accounts payable and other liabilities                                          (7,429)            (8,976)
                                                                                     ------------------ -------------------
                  Net cash provided by operating activities                                  106,261             96,456
                                                                                     ------------------ -------------------

Cash flows from investing activities:
     Disposition of operations                                                                 1,529                  -
     Sale of assets                                                                            3,613                  -
     Payments received from investments                                                          762                503
     Capitalized software development costs                                                  (11,482)            (8,828)
     Capital expenditures                                                                     (5,954)            (6,636)
     Deferral of costs and data acquisition costs                                            (34,895)           (20,723)
     Net cash paid in acquisitions                                                          (141,526)           (16,741)
                                                                                     ------------------ -------------------
                  Net cash used in investing activities                                     (187,953)           (52,425)
                                                                                     ------------------ -------------------

Cash flows from financing activities:
     Proceeds from debt                                                                      391,289             98,129
     Payments of debt                                                                        (90,776)          (135,609)
     Dividends paid                                                                           (8,809)            (6,895)
     Sale of common stock                                                                     21,551             23,671
     Acquisition of treasury stock                                                          (229,436)           (27,368)
                                                                                     ------------------ -------------------
                  Net cash (used) provided by financing activities                            83,819            (48,072)
                                                                                     ------------------ -------------------
Effect of exchange rate changes on cash                                                         (350)              (174)
                                                                                     ------------------ -------------------
Net increase (decrease) in cash and cash equivalents                                           1,777             (4,215)
Cash and cash equivalents at beginning of period                                               4,185             14,355
                                                                                     ------------------ -------------------

Cash and cash equivalents at end of period                                           $         5,962    $        10,140
                                                                                     ================== ===================

                                                  ACXIOM CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                            For the Six Months ended
                                                                                                  September 30,
                                                                                     --------------------------------------
                                                                                           2005                2004
                                                                                     ------------------ -------------------

Supplemental cash flow information:
     Cash paid (received) during the period for:
         Interest                                                                    $        10,473    $         9,888
         Income taxes                                                                         (1,446)               497
         Payments on capital leases and installment payment arrangements                      35,896             26,633
         Payments on software and data license liabilities                                    16,266             14,847
     Noncash investing and financing activities:
         Issuance of stock options for acquisition of Digital Impact                           7,541                  -
         Enterprise software licenses acquired under software obligation                       8,380              5,967
         Acquisition of property and equipment under capital leases and
           installment payment arrangements                                                   55,573             39,070
         Construction of assets under construction loans                                       6,798             13,111

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
--------------------
A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

                                                      For the quarter ended                 For the six months ended
                                                          September 30,                           September 30,
                                               ------------------------------------- --------------------------------------
                                                     2005                2004               2005               2004
                                               ------------------ ------------------ ------------------- ------------------
Basic earnings per share:
     Numerator - net earnings                  $         7,149    $        18,496    $        13,788     $        31,380
     Denominator - weighted-average shares
       outstanding                                      86,998             86,010             89,021              86,047
                                               ------------------ ------------------ ------------------- ------------------
         Basic earnings per share              $          0.08    $          0.22    $          0.15     $          0.36
                                               ================== ================== =================== ==================
Diluted earnings per share:
     Numerator - net earnings                  $         7,149    $        18,496    $        13,788     $        31,380
     Interest expense on convertible bonds
       (net of tax benefit)                                  -              1,017                  -               2,034
                                               ------------------ ------------------ ------------------- ------------------
                                                         7,149             19,513             13,788              33,414
                                               ------------------ ------------------ ------------------- ------------------
     Denominator:
         Weighted-average shares outstanding            86,998             86,010             89,021              86,047
         Dilutive effect of common stock
           options and warrants, as computed
           under the treasury stock method               2,599              3,464              2,676               3,709
         Dilutive effect of convertible debt                 -              9,589                  -               9,589
                                               ------------------ ------------------ ------------------- ------------------
                                                        89,597             99,063             91,697              99,345
                                               ------------------ ------------------ ------------------- ------------------
         Diluted earnings per share            $          0.08    $          0.20    $          0.15     $          0.34
                                               ================== ================== =================== ==================

At September 30, 2005, the Company had options and warrants outstanding providing for the purchase of approximately 18.9 million shares of common stock including options to purchase approximately 0.6  million shares issued as a result of the acquisition of
Digital Impact, Inc. ("DI").  Options and warrants to purchase shares of common stock that were outstanding during the period reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

                                                      For the quarter ended                 For the six months ended
                                                          September 30,                           September 30,
                                               ------------------------------------- --------------------------------------
                                                     2005                2004               2005               2004
                                               ------------------ ------------------ ------------------- ------------------
Number of shares outstanding under options
  and warrants                                       8,042              6,578              8,129               6,257
                                               ------------------ ------------------ ------------------- ------------------
Range of exercise prices                        $19.96 - $268.55   $22.50 - $62.06    $19.58 - $268.55    $23.10 - $62.06
                                               ================== ================== =================== ==================

Stock-Based Compensation -
--------------------------

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004),
Share-Based Payment ("SFAS 123R").  SFAS 123R will require that compensation cost related to stock options be recognized in the financial statements.  Currently, the Company accounts for its stock options under the provisions of APB 25, which does not necessarily require the recognition of stock options as a compensation cost in the statement of earnings.  Accordingly, no compensation cost has historically been recognized by the Company in the consolidated statements of earnings for any of the fixed stock options granted.  As a result of the acquisition of DI the Company issued options to DI associates that are in-the-money, resulting in compensation cost under APB 25.  Had compensation cost for all options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting Standards
("SFAS") No. 123, as amended, the Company's net earnings would have been reduced to the following unaudited pro forma amounts for the periods presented (in thousands, except per share amounts):

                                                             For the quarter ended            For the six months ended
                                                                 September 30,                      September 30,
                                                      ---------------------------------- ----------------------------------
                                                            2005             2004              2005             2004
                                                      ----------------- ---------------- ----------------- ----------------
Net earnings, as reported                             $      7,149      $     18,496     $     13,788      $     31,380
     Plus:  stock-based employee compensation
       expense included in determination of net
       income, net of income tax benefit                       201                 -              386                 -
     Less: stock-based employee compensation
       expense under fair value based method, net
       of income tax benefit                                  (508)          (15,677)            (998)          (19,138)
                                                      ----------------- ---------------- ----------------- ----------------
Pro forma net earnings                                $      6,842      $      2,819     $     13,176      $     12,242
                                                      ================= ================ ================= ================
Earnings per share:
     Basic - as reported                              $       0.08      $       0.22     $       0.15      $       0.36
                                                      ================= ================ ================= ================
     Basic - pro forma                                $       0.08      $       0.03     $       0.15      $       0.14
                                                      ================= ================ ================= ================
     Diluted - as reported                            $       0.08      $       0.20     $       0.15      $       0.34
                                                      ================= ================ ================= ================
     Diluted - pro forma                              $       0.08      $       0.03     $       0.14      $       0.14
                                                      ================= ================ ================= ================

The per-share weighted-average fair value of stock options granted during the six months ended September 30, 2005 was $3.54 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.1%;
risk-free interest rate of 3.8%; expected option life of 3 years and expected volatility of 23%.

The decrease in pro forma compensation expense noted above under SFAS No. 123 results from acceleration of vesting in the fiscal year ended March 31, 2005 of all of the Company's then outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time.  The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in future financial statements upon the effectiveness of SFAS 123R which has now been postponed until April 1, 2006.  By accelerating the vesting of these options, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005.  The Company believes that it will thereafter not be required to recognize any material compensation expense in future periods associated with the affected options. The stock-based employee compensation expense shown in the table above for the current quarter and year-to-date period relates to options issued during the current year, options held by directors, and options held by DI employees.

Stockholders' Equity -
----------------------

The Company paid dividends on its common stock in the amount of $0.10 and $0.08 per share in the six months ended September 30, 2005 and September 30, 2004, respectively.

During the six months ended September 30, 2005, 11.8 million shares were repurchased pursuant to the Company's common stock repurchase program for an aggregate purchase price of $225.7 million.  The Company also paid $3.7 million in cash for a stock repurchase which was entered into in the last few days of the prior fiscal year.  At September 30, 2005, the maximum dollar value of shares that may yet be purchased under the program is $165.7 million.

3.       ACQUISITIONS AND DIVESTITURES:

Acquisitions -
--------------

In August 2005, the Company completed the acquisition of InsightAmerica ("IA"), a privately held company based in Broomfield,
Colorado.  IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.5 million in cash for
IA, net of cash acquired, and not including amounts, if any, payable pursuant to the terms and conditions of an earnout agreement.
Under the provisions of the earnout agreement, the Company may pay up to an additional $10 million over the period ending December
31, 2006 based on IA's achievement of certain quarterly revenue and earnings targets. IA's results of operations are included in the
Company's consolidated results beginning August 1, 2005.  IA's total annual revenues for their fiscal year ended December 31, 2004 were approximately $18 million.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented

In May 2005, the Company completed the acquisition of Digital Impact, Inc. ("DI").  DI is a provider of integrated email, search and digital marketing solutions and is based in San Mateo, California.  Management believes DI provides the Company with new integrated email, search and digital marketing capabilities that are complementary to the Company's existing service offerings.  The Company paid approximately $106.9 million in cash for DI, net of cash acquired, and DI's results of operations are included in the Company's consolidated results beginning May 1, 2005.  DI's total annual revenues are approximately $45 million.  The pro forma effect of this acquisition is not material to the Company's consolidated results for any of the periods presented.

The following table shows the allocation of the IA and DI purchase prices to assets acquired and liabilities assumed (dollars in thousands):

                                                                                       InsightAmerica     Digital Impact
                                                                                      ------------------ ------------------
Assets acquired:
Cash                                                                                  $           541    $        27,025
Goodwill                                                                                       28,624            101,301
Other intangible assets                                                                         5,352             20,800
Other current and noncurrent assets                                                             6,362             14,391
                                                                                      ------------------ ------------------
                                                                                               40,879            163,517
Accounts payable, accrued expenses and capital leases assumed                                   5,850             17,634
                                                                                      ------------------ ------------------
Net assets acquired                                                                            35,029            145,883
Less:
     Cash acquired                                                                                541             27,025
     Issuance of vested stock options                                                               -              7,541
     Payments to be made for restricted stock                                                       -              4,391
                                                                                      ------------------ ------------------
Net cash paid                                                                         $        34,488    $       106,926
                                                                                      ================== ==================

The purchase price allocations for the IA and DI acquisitions are subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases.

As a result of both the Claritas Europe and Consodata acquisitions in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs and lease fair value adjustments, costs of terminating or relocating associates, and for other contract termination costs.  As a result of the IA and DI acquisitions, management is also formulating plans for the integration process and has accrued the estimated costs of associate terminations and lease termination costs and lease fair value adjustments.

3.       ACQUISITIONS AND DIVESTITURES (continued):

The table below shows adjustments and payments related to these accruals during the six months ended September 30, 2005.  Any future adjustments to these plans may result in future expense or in an increase or decrease to the goodwill recorded for the acquisitions.

                                                                                      Other contract
                                              Associate-related   Lease and related     termination
                                                   reserves           reserves           reserves             Total
                                              ------------------ ------------------- ------------------ -------------------
Balance at March 31, 2005                     $         4,887    $         9,277     $         3,913    $        18,077
     Acquisition of DI                                  2,799              2,171                 242              5,212
     Adjustments                                         (299)            (1,271)               (156)            (1,726)
     Payments                                          (2,232)            (3,112)               (799)            (6,143)
     Change in foreign currency translation
       adjustment                                        (302)              (564)               (212)            (1,078)
                                              ------------------ ------------------- ------------------ -------------------
Balance at September 30, 2005                 $         4,853    $         6,501     $         2,988    $        14,342
                                              ================== =================== ================== ===================

Most of the associate-related reserves are expected to be paid during the fiscal year ending March 31, 2006 with the remaining amounts to be paid in fiscal 2007.  The lease and other contract reserves will be paid through April 2008.

Divestitures -
-------------

Effective July 1, 2005 the Company sold its lettershop operations in Melville, New York.  In connection with the sale, the Company received a note receivable (see note 4) in the amount of $0.9 million and recorded a net loss on the sale of $0.3 million.

Effective September 1, 2005, the Company sold its real property data compilation business and associated assets for net proceeds of
$0.3 million.  The loss on the sale was $1.9 million.  The receivable for the sales price is included in other current assets at
September 30, 2005.

During September 2005, the Company reached an agreement to sell its 2Touch operation in the United Kingdom for estimated net proceeds of $8.2 million.  The sale is expected to close in the next quarter and to generate a small loss.  The estimated loss on disposal of $0.3 million was recorded in the quarter ended September 30, 2005.

The Company disposed of a leased airplane during the quarter ended June 30, 2005, recording a gain of $1.6 million.  During the quarter ended September 30, 2005, the gain on this transaction was adjusted to $1.5 million.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of
$2.8 million.

Gains, losses and other items for the periods presented are as follows (dollars in thousands):

                                                      For the quarter ended                 For the six months ended
                                                          September 30,                           September 30,
                                              -------------------------------------- --------------------------------------
                                                     2005               2004               2005                2004
                                              ------------------ ------------------- ------------------ -------------------
Losses on divestitures                        $         2,478    $             -     $         2,478    $            31
Restructuring charges and adjustments
   (note 9)                                            13,019                  -              13,019                525
Leased airplane disposal                                   89    -                            (1,548)                 -
Gain on sale of building                               (2,787)                 -              (2,787)                 -
Montgomery Ward recovery                                    -                  -                   -               (900)
                                              ------------------ ------------------- ------------------ -------------------
                                              $        12,799    $             -     $        11,162    $          (344)
                                              ====================================== ================== ===================

4.       OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables.  Other current assets include the current portion of the unbilled and notes receivable of $8.5 million and $11.7 million at September 30, 2005 and March 31, 2005, respectively.  Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

                                                                                       September 30,        March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Notes receivable from DMI, net of future credits of $1.5 million at September 30,    $         4,163    $         6,497
  2005 and $1.7 million at March 31, 2005
Notes receivable from other divestitures, net of allowance for uncollectible note
  of $0.9 million at both September 30, 2005 and March 31, 2005                                4,029              3,446
                                                                                     ------------------ -------------------
Notes receivable from divestitures                                                             8,192              9,943
     Less current portion                                                                        711              2,545
                                                                                     ------------------ -------------------
         Long-term portion                                                                     7,481              7,398
                                                                                     ------------------ -------------------
Unbilled and notes receivable arising from operations                                         21,584             22,128
     Less current portion                                                                      7,743              9,116
                                                                                     ------------------ -------------------
         Long-term portion                                                                    13,841             13,012
                                                                                     ------------------ -------------------
Unbilled and notes receivable, excluding current portions                            $        21,322    $        20,410
                                                                                     ================== ===================

The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

                                                                                       September 30,        March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Current portion of unbilled and notes receivable                                     $         8,454    $        11,661
Prepaid expenses                                                                              13,955             15,582
Non-trade receivables                                                                          6,467              5,598
Other miscellaneous assets                                                                    13,172             13,193
                                                                                     ------------------ -------------------
     Other current assets                                                            $        42,048    $        46,034
                                                                                     ================== ===================

Other noncurrent assets consist of the following (dollars in thousands):

                                                                                        September 30,        March 31,
                                                                                            2005               2005
                                                                                     ------------------ -------------------
Investments in marketable and nonmarketable securities                               $         7,802    $         7,655
Acquired intangible assets, net                                                               13,647              5,342
Other miscellaneous noncurrent assets                                                          3,982              2,372
                                                                                     ------------------ -------------------
     Other assets                                                                    $        25,431    $        15,369
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

The carrying amount of goodwill, by business segment, for the six months ended September 30, 2005 is presented in the following table.  As discussed in note 8 to the condensed consolidated financial statements, the previously reported IT Management segment has been consolidated with the US Services and Data segment as a result of a change in the Company's business segments in the quarter ended June 30, 2005.

                                                                   US Services and     International           Total
(dollars in thousands)                                                  Data         Services and Data
                                                                 ------------------ ------------------- -------------------
Balance at March 31, 2005                                        $       217,730    $       136,452     $       354,182
Acquisition of DI                                                        101,301                  -             101,301
Acquisition of IA                                                         28,624                  -              28,624
Disposals of operations                                                     (111)                 -                (111)
Purchase adjustments                                                          91             (1,943)             (1,852)
Change in foreign currency translation adjustment                              -             (7,784)             (7,784)
                                                                 ------------------ ------------------- -------------------
Balance at September 30, 2005                                    $       347,635    $       126,725     $       474,360
                                                                 ================== =================== ===================

6.       LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

                                                                                       September 30,        March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Revolving credit agreement                                                           $       367,386    $        10,921
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates
  ranging from approximately 3% to 9% ; remaining terms up to fifteen years                  130,520            109,222
Warrants                                                                                       1,500              1,612
Other debt and long-term liabilities                                                          42,691             39,307
                                                                                     ------------------ -------------------
     Total long-term debt and capital leases                                                 542,097            161,062
         Less current installments                                                            64,636             56,852
                                                                                     ------------------ -------------------
Long-term debt, excluding current installments                                       $       477,461    $       104,210
                                                                                     ================== ===================

Software license liabilities payable over terms up to seven years;
  effective interest rates ranging from approximately 4% to 8%                       $        54,173    $        57,178
Long-term data license agreement with related party, due over two years;
  interest at 6%                                                                                   -              6,469
                                                                                     ------------------ -------------------
     Total license liabilities                                                                54,173             63,647
              Less current installments                                                       22,987             26,153
                                                                                     ------------------ -------------------
License liabilities, excluding current installments                                  $        31,186    $        37,494
                                                                                     ================== ===================

6.       LONG-TERM OBLIGATIONS(continued):

The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $500 million through March 31, 2010.  Borrowings under the revolving credit facility of $367.4 million at September 30, 2005 and $10.9 million at
March 31, 2005 bear interest at LIBOR plus 1.25% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable.  The weighted average interest rate on the revolving credit facility was 4.72% at September 30, 2005 and 4.87% at March 31, 2005.  Outstanding letters of credit at September 30, 2005 and March
31, 2005 were $4.0 and $3.7 million, respectively.

Under the terms of certain of the above borrowings, the Company is required to maintain certain tangible net worth levels, debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2005, the Company was in compliance with these covenants and restrictions.  Accordingly, the Company has classified all portions of its debt obligations due after
September 30, 2006 as long-term in the accompanying condensed consolidated financial statements.

7.       ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $7.4 million and $7.6 million at September 30, 2005 and March 31, 2005, respectively.

8.       SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  In the current fiscal year, to better reflect the way management operates and reviews the business, the Company changed its business segments to consist of US Services and Data and International Services and Data.  The
previously reported IT Management segment has been consolidated with the US Services and Data segment.  Both US and International segments include consulting, database and data warehousing, list processing services, the Company's data content and software products.  US Services and Data now also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

The following tables present information by business segment (dollars in thousands):

                                                      For the quarter ended                 For the six months ended
                                                          September 30,                           September 30,
                                              -------------------------------------- --------------------------------------
                                                     2005               2004               2005                2004
                                              ------------------ ------------------- ------------------ -------------------
Revenue:
     US Services and Data                     $       286,326    $       251,216     $       551,760    $       486,768
     International Services and Data                   44,197             47,893              89,034            101,335
                                              ------------------ ------------------- ------------------ -------------------
         Total revenue                        $       330,523    $       299,109     $       640,794    $       588,103
                                              ====================================== ================== ===================

Income (loss) from operations:
     US Services and Data                     $        32,646    $        34,978     $        47,363    $        57,267
     International Services and Data                   (1,032)              (607)             (2,412)             2,201
     Corporate and other                              (12,799)                 -             (11,162)               344
                                              -------------------------------------- ------------------ -------------------
         Income from operations               $        18,815    $        34,371     $        33,789    $        59,812
                                              ====================================== ================== ===================

9.       RESTRUCTURING CHARGES:

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the accompanying condensed consolidated statements of earnings. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The following table shows the portion of the above charges which are yet to be paid as of September 30, 2005:

                                                                                                            Balance at
                                                                                                          September 30,
                                                                                                               2005
                                                                                                        -------------------
Severance and associate-related                                                                         $         3,321
Lease terminations and facility exit costs                                                                        3,681
Other contract costs                                                                                              1,104
                                                                                                        -------------------
                                                                                                        $         8,106
                                                                                                        ===================

The bulk of the severance and associate-related costs are expected to be paid by the end of the fiscal year.  The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal
2012.

10.      COMMITMENTS AND CONTINGENCIES:

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

On October 21, 2005, ValueAct sent a letter to the Acxiom board of directors outlining a proposal to acquire, for a cash price of
$25 per share, all the outstanding shares of Acxiom that ValueAct and its affiliates do not already own.  The board, with assistance from its legal and financial advisors, will evaluate and consider the merits of this proposal.

10.      COMMITMENTS AND CONTINGENCIES (continued):

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases.  Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft ("Leased Assets").  These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes.  Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.  The lease term of one aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor.  In December 2003 the Company entered into a lease for an additional aircraft which would have expired in November 2013. During the quarter ended June 30, 2005, the Company terminated the lease for the second aircraft and the lessor sold the aircraft.  Under the terms of the lease the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million and the Company has a future commitment for lease payments of $7.9 million over the next ten years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased
Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $3.7 million at September 30, 2005.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company.  Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.2 million at September
30, 2005.

In connection with certain of the Company's facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At September 30, 2005 the Company's maximum potential future payments under all of these guarantees of third-party indebtedness were $5.3 million.

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

o        Revenue of $330.5 million was up 11 percent from $299.1 million in the second quarter a year ago.  The net impact of acquisitions and divestitures contributed 4 percentage points of this 11 percentage-point growth in revenue.
o        Net unusual charges of $15.8 million, which include:
         o        A net $12.8 million in gains, losses and other items, which consist of:
                  o      Restructuring charges of $13.0 million
                  o      Losses on the sale of assets and operating units of $2.6 million
                  o      A gain of $2.8 million on the sale of an unused Phoenix facility
         o        $2.2 million in legal, investment banking and other fees associated with representation of the Company related to activities
                  by ValueAct Capital
         o        $0.8 million in expenses related to a lawsuit resolved in the quarter.
o        Income from operations of $18.8 million, which was reduced by the $15.8 million noted above, compared to $34.4 million in the second quarter last year.
o        Pre-tax earnings of $12.4 million, which was reduced by the $15.8 million noted above, compared to $29.8 million in the second quarter a year ago.
o        The Company's diluted earnings per share were $0.08, which was reduced by the $0.12 impact of the items noted above, compared to $0.20 in the second quarter last year.
o        Operating cash flow of $44.8 million and free cash flow of $20.9 million.  The free cash flow (as defined under "Capital
         Resources and Liquidity" below) of $20.9 million is a non-GAAP financial measure.
o        The acquisition of Insight America, a Broomfield, Colorado-based company that provides data-driven solutions, analytic tools and background screening services to help clients mitigate risks, prevent identity theft and limit fraud.
o        The purchase of 3.5 million shares of common stock through the Company's buy-back program at a total cost of $69.1 million
o        New contracts that will deliver $49 million in annual revenue and renewals that total $17 million in annual revenue.  The
         $49 million in new annual revenue equals the highest new contract annual revenue total for any quarter.
o        Committed new deals in the pipeline that are expected to generate $61 million in annual revenue.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2005.  However, these highlights are not intended to be a full discussion of the Company's results for the quarter or the six months ended September 30, 2005.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations
---------------------

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
                                             For the quarter ended                       For the six months ended
                                                 September 30,                                 September 30,
                                 -------------------------------------------- ---------------------------------------------
                                     2005           2004         % Change         2005            2004         % Change
                                 -------------- -------------- -------------- --------------  -------------- --------------
Revenue
     Services                    $      253.2   $      220.1     15.1%        $      491.7    $      427.9     14.9%
     Data                                77.3           79.0     (2.2)               149.1           160.2     (6.9)
                                 -------------- -------------- -------------- --------------  -------------- --------------
                                 $      330.5   $      299.1     10.5         $      640.8    $      588.1     9.0
Total operating costs and
  expenses                              311.7          264.7     17.7                607.0           528.3     14.9
Income from operations                   18.8           34.4     (45.3)               33.8            59.8     (43.5)
Diluted earnings per share               0.08           0.20     (60.0)               0.15            0.34     (55.9)
                                 ============== ============== ============== ==============  ============== ==============

Revenues
For the quarter ended September 30, 2005, the Company's revenue was $330.5 million, compared to revenue of $299.1 million in fiscal
2004, reflecting an increase of $31.4 million. Services revenue increased $33.1 million, or 15.1%, while data revenue decreased $1.7 million, or 2.2%. The increase in services revenue is primarily attributable to increases in revenue of $5.7 million from clients in the financial services, retail, automotive and background screening industries, and an increase of $17.1 million in IT Management revenue.  Revenue from acquisitions completed since the second quarter of last year contributed $17.9 million of the increase, while divested operations resulted in a decrease of $4.9 million.  All other services revenue combined resulted in a net $2.7 million
decrease.   The decrease in data revenue is primarily attributable to a decrease in International data revenue of $2.1 million, of which $1.1 million was related to divested operations. Partially offsetting the decreases in International data revenue was Acxiom's
InfoBase suite of products, which were up 2.5%.

For the six months ended September 30, 2005, the Company's revenue was $640.8 million, compared to revenue of $588.1 million in fiscal 2004, reflecting an increase of $52.7 million.  Services revenue increased $63.8 million, or 14.9%, while data revenue decreased $11.1 million, or 6.9%. The increase in services revenue is primarily attributable to increases in revenue of $6.6 million from clients in the financial services, retail, telecommunications and background screening industries, and an increase of $40.6 million in IT Management revenue.  Revenue from acquisitions completed since the second quarter of last year contributed $28.9 million, while divested operations resulted in a decrease of $6.9 million.  All other services revenue combined resulted in a net
$5.4 million decrease.  The decrease in data revenue is primarily attributable to a decrease in International data revenue of $9.6 million, of which $1.1 million was related to divested operations, and to a decrease in real estate property data revenue of $2.3 million.  Partially offsetting these decreases was Acxiom's InfoBase suite of products, which were up 3.8%.

During the current fiscal year, the Company changed its business segments to consist of US Services and Data and International
Services and Data.  Both segments include consulting, database and data warehousing, list processing services, the Company's data content and software products.  The US Services and Data segment also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.  The new segments reflect how the Company is organized internally for management purposes.

The previously reported IT Management segment has been consolidated with the US Services and Data segment in the following table which shows the Company's revenue by business segment for each of the periods presented below (dollars in millions):

                                             For the quarter ended                       For the six months ended
                                                 September 30,                                 September 30,
                                 -------------------------------------------- ---------------------------------------------
                                     2005           2004         % Change         2005            2004         % Change
                                 -------------- -------------- -------------- --------------  -------------- --------------
US Services and Data             $      286.3   $      251.2     14.0%        $      551.8    $      486.8     13.4%
International Services and Data          44.2           47.9     (7.7)                89.0           101.3     (12.1)
Total Revenue                    $      330.5   $      299.1     10.5%        $      640.8    $      588.1     9.0%
                                 ============== ============== ============== ==============  ============== ==============

US Services and Data segment revenue for the quarter ended September 30, 2005 increased $35.1 million over fiscal 2005 and reflects increases of $6.7 million from clients in the financial services, retail, automotive and background screening industries, and an increase of $17.1 million in IT Management revenue.  Revenue from acquisitions completed since the second quarter of last year contributed $17.3 million of the increase, while divested operations resulted in a decrease of $2.1 million.  All other revenue combined resulted in a net $3.9 million decrease.

US Services and Data segment revenue for the six months ended September 30, 2005 increased $65.0 million over fiscal 2005 and reflects increases of $8.9 million from clients in the financial services, retail, media and publishing and background screening industries, and an increase of $40.6 million in IT Management revenue.  Revenue from acquisitions completed since the second quarter of last year contributed $27.8 million, while divested operations resulted in a decrease of $2.5 million. All other revenue combined resulted in a net $9.8 million decrease.

International Services and Data segment revenue for the quarter ended September 30, 2005 decreased $3.7 million from fiscal 2005.
The decrease is primarily attributable to the sale of the German Lettershop business, which resulted in a decrease of $3.8 million.

International Services and Data segment revenue for the six months ended September 30, 2005 decreased $12.3 million from fiscal
2005.  The decrease is primarily attributable the sale of the German Lettershop business, which resulted in a decrease of $5.5 million, and to a decrease in data sales to existing clients.

Operating Costs and Expenses
The following table presents the Company's operating costs and expenses for each of the periods reported (dollars in millions):

                                             For the quarter ended                       For the six months ended
                                                 September 30,                                 September 30,
                                 -------------------------------------------- ---------------------------------------------
                                     2005           2004          % Change         2005            2004         % Change
                                 -------------- -------------- -------------- --------------  -------------- --------------
Cost of revenue
     Services                    $      193.5   $      169.0        14.5%     $      389.5    $      332.5       17.1%
     Data                                52.1           49.7         4.7             101.0           101.6       (0.6)
                                 -------------- -------------- -------------- --------------  -------------- --------------
     Total cost of revenue       $      245.6   $      218.7        12.3      $      490.5    $      434.1       13.0
Selling, general and
  administrative                         53.3           46.0        15.8             105.3            94.5       11.4
Gains, losses and other items,
  net                                    12.8            -                            11.2             (.3)
                                 -------------- -------------- -------------- --------------  -------------- --------------
     Total operating costs and
       expenses                  $      311.7   $      264.7        17.7%     $      607.0    $      528.3       14.9%
                                 ============== ============== ============== ==============  ============== ==============

The following table presents the Company's operating costs and expenses in functional categories for each of the periods reported
(dollars in millions):
                                             For the quarter ended                       For the six months ended
                                                 September 30,                                 September 30,
                                 -------------------------------------------- ---------------------------------------------
                                     2005           2004         % Change         2005            2004         % Change
                                 -------------- -------------- -------------- --------------  -------------- --------------

Salaries and benefits            $      123.4   $      105.9       16.5%      $      246.8    $      210.7       17.1%
Computer, communications and
  other equipment                        76.3           69.4        9.8              153.9           138.3       11.2
Data costs                               46.2           40.7       13.6               88.0            81.7        7.8
Other operating costs and
  expenses                               53.0           48.7        8.8              107.1            97.9        9.4
Gains, losses and other items,
  net                                    12.8            -                            11.2             (.3)
                                 -------------- -------------- -------------- --------------  -------------- --------------
     Total operating costs and
       expenses                  $      311.7   $      264.7       17.7%      $      607.0    $      528.3       14.9%
                                 ============== ============== ============== ==============  ============== ==============

The cost of services for the quarter ended September 30, 2005 of $193.5 million increased $24.6 million or 14.5% over the quarter ended September 30, 2004.  Cost of services as a percent of services revenue was 76.4% in the quarter ended September 30, 2005 compared to 76.8% in the quarter ended September 30, 2004.  Cost of services was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data segment.  Additionally, cost of services was up by $11.9 million due to the acquisitions completed since the second quarter of last year.

The cost of services for the six months ended September 30, 2005 of $389.5 million increased $57.0 million or 17.1% over the six months ended September 30, 2004.  Cost of services as a percent of services revenue was 79.2% in the six months ended September 30,
2005 compared to 77.7% in the six months ended September 30, 2004.  Cost of services was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data segment.  Additionally, cost of services was up by $19.8 million due to the acquisitions completed since the second quarter of last year, and up by $4.2 million due to expenses incurred in the first quarter for additional resources assigned to a major client installation that has now gone into production.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company's various data products. The cost of data for the quarter ended September 30, 2005 of $52.1 million increased $2.4 million or 4.7% from the quarter ended September 30, 2004.  Cost of data as a percent of data revenue was 67.4% for the quarter ended September 30, 2005 compared to
63.0% for the same quarter a year ago.  The increase is primarily attributable to an increase in the amortization of survey costs in the European business.  The cost of data for the six months ended September 30, 2005 of $101.0 million decreased slightly from the six months ended September 30, 2004. Cost of data as a percent of data revenue was 67.7% for the six months ended September 30, 2005 compared to 63.4% for the comparable period in the prior year.  The decrease in cost of data is primarily attributable to a decrease in International data expense which was down in the first quarter due to a reduction in variable and royalty expenses, partially offset by the slight increase in the second quarter.

Selling, general and administrative expenses for the quarter ended September 30, 2005 of $53.3 million increased $7.3 million or
15.8% from the quarter ended September 30, 2004. Selling, general and administrative expense as a percent of total revenue was 16.1%
in the quarter ended September 30, 2005 as compared to 15.8% in the quarter ending September 30, 2004.  Selling, general and administrative expenses for the six months ended September 30, 2005 increased $10.8 million or 11.4% compared to the six months ended September 30, 2004.  Acquisitions completed since the second quarter of last year accounted for $5.8 million of the $7.3 million increase in the current quarter and $9.4 million of the $10.8 million increase in the six months.  Additionally expenses of
$2.2 million in legal, investment banking and other fees associated with representation of the Company related to activities by
ValueAct Capital, and $0.8 million in expenses related to a lawsuit that was resolved in the quarter were incurred in the second quarter.

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

                                                      For the quarter ended                 For the six months ended
                                                          September 30,                           September 30,
                                              -------------------------------------- --------------------------------------
                                                     2005               2004               2005                2004
                                              ------------------ ------------------- ------------------ -------------------
Losses on divestitures                        $         2,478    $             -     $         2,478    $            31
Restructuring charges and adjustments
   (note 9)                                            13,019                  -              13,019                525
Leased airplane disposal                                   89    -                            (1,548)                 -
Gain on sale of building                               (2,787)                 -              (2,787)                 -
Montgomery Ward recovery                                    -                  -                   -               (900)
                                              ------------------ ------------------- ------------------ -------------------
                                              $        12,799    $             -     $        11,162    $          (344)
                                              ================== =================== ================== ===================

During the quarter ended June 30, 2005, the Company terminated the lease on an airplane which was then sold by the lessor.  Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease.  As a result of this lease termination, the Company received proceeds of $1.6 million.  During the quarter ended September 30, 2005, the gain on this transaction was adjusted to $1.5 million due to additional costs related to the disposal.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges (see note 9 to the condensed consolidated financial statements). The charges included $6.8 million in severance and other associate-related reserves for payments to be made to involuntarily terminated associates; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The bulk of the severance and associate-related costs are expected to be paid by the end of the fiscal year.  The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

During the quarter ended September 30, 2005 the Company sold its lettershop operations in Melville, New York and its real property data compilation business recording net losses on these sales of $0.3 million and $1.9 million, respectively.  In addition, the
Company reached an agreement to sell its 2Touch operation in the United Kingdom.  The sale is expected to close in the next quarter and to generate a small loss.  The estimated loss on disposal of $0.3 million was recorded in the quarter ended September 30, 2005.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of
$2.8 million.

Gross Profit
                                             For the quarter ended                       For the six months ended
                                                 September 30,                                 September 30,
                                  ----------------------------------------------------------------------------------------
                                       2005            2004        % Change        2005           2004         % Change
                                  -------------- --------------- ------------ -------------- -------------- --------------
Services
     Revenue                      $      253.2   $     220.1        15.1%     $      491.7   $      427.9       14.9%
     Cost of revenue                     193.5         169.0        14.5             389.5          332.5       17.1
                                  -------------- --------------- ------------ -------------- -------------- --------------
     Gross profit                 $       59.7   $      51.1        16.8%     $      102.2   $       95.4        7.1%
                                  ============== =============== ============ ============== ============== ==============
  Gross profit % of services              23.6%         23.2%                        20.8%          22.3%
  revenue

Data
     Revenue                      $       77.3   $      79.0        (2.2)%    $      149.1   $      160.2       (6.9)%
     Cost of revenue                      52.1          49.8         4.7             101.0          101.6       (0.6)
                                  -------------- --------------- ------------ -------------- -------------- --------------
     Gross profit                 $       25.2   $      29.2       (13.9)%    $       48.1   $       58.6      (17.9)%
                                  ============== =============== ============ ============== ============== ==============
  Gross profit % of data revenue          32.6%         37.0%                        32.3%          36.6%

Consolidated
     Revenue                      $      330.5   $     299.1        10.5%     $      640.8   $      588.1        9.0%
     Cost of revenue                     245.6         218.7        12.3             490.5          434.1       13.0
                                  ------------------------------ ------------ -------------- -------------- --------------
     Gross profit                 $       84.9   $      80.4         5.6%     $      150.3   $      154.0       (2.4)%
                                  =========================================== ============== ============== ==============
  Gross profit % of
  consolidated revenue                    25.7%         26.9%                        23.5%          26.2%

Gross profit margins for services were 23.6% in the quarter ended September 30, 2005 which compares with 23.2% in the quarter ended
September 30, 2004.  Gross profit margins for services were 20.8% in the six months ended September 30, 2005 which compares with
22.3% in the six months ended September 30, 2004.

The gross profit margin for data was 32.6% in the quarter ended September 30, 2005 which compares to 37.0% for the quarter ended
September 30, 2004.  The gross profit margin for data was 32.3% in the six months ended September 30, 2005 which compares to 36.6%
for the six months ended September 30, 2004.

The consolidated gross profit margin for the quarter ended September 30, 2005 was 25.7% which compares to 26.9% for the quarter ended September 30, 2004.  Consolidated gross profit margins for the six months ended September 30, 2005 and September 30, 2004 were
23.5% and 26.2%, respectively.

Operating Margins
Operating margin for the quarter ended September 30, 2005 was 5.7% compared to 11.5% in the quarter ended September 30, 2004.
Operating margin for the six months ended September 30, 2005 was 5.3% compared to 10.2% in the six months ended September 30, 2004.

Other Income (Expense), Income Taxes and Other Items
Interest expense of $7.4 million in the quarter ended September 30, 2005 increased $2.7 million over the quarter ended September 30,
2004.  Interest expense of $12.6 million in the six months ended September 30, 2005 increased $2.8 million over the six months ended
September 30, 2004.  These increases reflect increased levels of borrowings during the current fiscal year.  The Company's weighted-average interest rate on long-term debt was 5.0% at September 30, 2005 and 4.7% at September 30, 2004.

Other, net increased $1.3 million in the six months ended September 30, 2005 compared to the same period in the prior year, primarily due to a $0.4 million gain on an equity distribution from a joint venture investment in the first quarter and a $0.5 million gain related to an investment in the quarter ended September 30, 2005.  Other, net includes interest income on notes receivable of $0.9 million in the six months ended September 30, 2005 and $0.6 million in the six months ended September 30, 2004.

The effective tax rate for the quarter and six month periods ended September 30, 2005 was 42.6% and 40.4%, respectively.  In comparable prior-year periods the effective tax rate was 38%. The increase in the effective rate for both the quarter and six months is due to certain costs incurred related to the Company's defense against ValueAct's attempted takeover, which may not be deductible for federal income tax purposes and have therefore been accounted for as nondeductible expense. Management expects the effective tax rate for the remainder of the year ended March 31, 2006 will be approximately 38%.

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

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2005 totaled a negative $33.6 million compared to a negative $30.6 million at March 31, 2005. Total current assets increased $4.1 million, including a $7.4 million increase in accounts receivable, and current liabilities increased
$7.1 million.  Cash provided by operating activities was $106.3 million in the six months ended September 30, 2005 as compared to
$96.5 million in the six months ended September 30, 2004. Depreciation and amortization increased by $23.5 million in the six months ended September 30, 2005 and the net effect of changes in operating assets and liabilities was a negative $27.9 million in the current year compared to a negative $43.6 million in the prior year.

Accounts receivable days sales outstanding ("DSO") was 72 days at September 30, 2005 and 70 days at March 31, 2005, and is calculated as follows (dollars in thousands):

                                                                                       September 30,        March 31,
                                                                                           2005               2005
                                                                                     ------------------ -------------------
Numerator - trade accounts receivable, net                                           $       258,004    $       250,653
Denominator:
     Quarter revenue                                                                         330,523            322,534
     Number of days in quarter                                                                    92                 90
                                                                                     ------------------ -------------------
         Average daily revenue                                                       $         3,593    $         3,584
                                                                                     ------------------ -------------------
Days sales outstanding                                                                            72                 70
                                                                                     ================== ===================

Investing activities used $188.0 million in the six months ended September 30, 2005 compared to $52.4 million in the same period in the prior year.  Investing activities in the current fiscal year included capitalized software development costs of $11.5 million as compared to $8.8 million in the prior period. Capital expenditures of $6.0 million decreased $0.7 million in the current fiscal year compared to the prior fiscal year.  Deferrals of costs increased by $14.2 million compared to the prior year due primarily to increased deferrals related to new contracts.

Investing activities also includes net cash paid for acquisitions of $141.5 million in the six months ended September 30, 2005.  Of this amount, $106.9 million relates to the acquisition of Digital Impact, Inc. ("DI") and $34.5 million relates to the acquisition of InsightAmerica ("IA") (see note 3 to the condensed consolidated financial statements) and the remainder represents fees paid on investments made in prior periods.  Cash paid in acquisitions for the six months ended September 30, 2004 reflects the April 2004 acquisition of the Consodata German operations. Cash received from dispositions of operations includes collection on a note received on a disposition made in a prior year, net of cash given up as part of the Melville disposition (see note 3 to the condensed consolidated financial statements). The Company received $3.6 million as a result of the sale of an unused facility and $0.8 million in investment distributions.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits.  Although the Company has no commitment to continue to do so, it may continue funding such losses and deficits until such time as these investments become profitable. The Company may, at its discretion, discontinue providing financing to these investments during future periods.  In the event that it ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($7.6 million at September 30, 2005).

The Company generated free cash flows of $57.5 million in the six months ended September 30, 2005 and $60.3 million in the six months ended September 30, 2004, as shown below (in thousands):

                                                                   For the quarter ended        For the six months ended
                                                                       September 30,                 September 30,
                                                                ----------------------------- -----------------------------
                    (Dollars in thousands)                           2005           2004           2005           2004
                                                                -------------- -------------- -------------- --------------
Operating cash flow                                             $    44,785     $   61,742     $  106,261    $   96,456
Proceeds received from disposition of assets                          3,613              -          3,613             -
Capitalized software development costs                               (5,809)        (4,721)       (11,482)       (8,828)
Capital expenditures                                                 (3,025)        (4,813)        (5,954)       (6,636)
Deferral of costs and data acquisition costs                        (18,703)       (11,113)       (34,895)      (20,723)
                                                                -------------- -------------- -------------- --------------
     Free cash flow                                             $    20,861     $   41,095     $   57,543    $   60,269
                                                                ============== ============== =============================

Free cash flow is not a generally accepted accounting principle ("GAAP") financial measure.  A "non-GAAP financial measure" is defined as a numerical measure of the Company's financial performance, financial position or cash flow that excludes (or includes)
amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with
GAAP in the Company's condensed consolidated financial statements.  The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in business acquisitions and dispositions.  Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies.  Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company's discretionary spending since certain obligations of the Company must be funded out of free cash flow, particularly payments on capital leases and other scheduled debt payments, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs and data acquisition.  The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

The Company has federal, state and foreign loss carryforwards and credits from past operations.  Additional loss carryforwards and credits are available to the Company as the result of acquisitions, although their utilization is limited annually under US tax law.
As a result of the carryforwards, the Company did not pay any significant federal, state or foreign income taxes in any of the periods reported.  The Company expects that the federal net operating loss carryforwards from past operations will be fully utilized and the Company will begin paying federal income taxes during fiscal 2006, although the Company will not pay full regular taxes until 2007.  State and foreign tax payments are not expected to be significant in either fiscal 2006 or 2007.

Based on the completion of its evaluation of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004, the Company has decided it will not repatriate any earnings under this provision, and will therefore not have any impact to its income tax expense as a result of any repatriation.

On November 14, 2002, the Company announced a common stock repurchase program.  From that date until September 30, 2005, the Company has repurchased 21.0 million shares of its common stock for an aggregate purchase price of $384.3 million under this repurchase program.  During the six months ended September 30, 2005, 11.8 million shares were repurchased for an aggregate purchase price of
$225.7 million.  The Company also paid an additional $3.7 million in cash for trades entered into in the prior period which settled in the current fiscal year.

Financing activities in the six months ended September 30, 2005 generated $83.8 million as compared to $48.1 million used in the six months ended September 30, 2004.  During the six months ended September 30, 2005, proceeds from the sale of common stock through stock options and the employee stock purchase plan of $21.6 million and from debt financings of $391.3 million were offset by $90.8 million in repayments of debt, $8.8 million in cash dividends and $229.4 million in stock repurchases as discussed above.

The Company also incurred long-term obligations through non-cash investing and financing activities during the six months ended
September 30, 2005 of $55.6 million for the acquisition of property and equipment under capital leases, $6.8 million for construction of assets and $8.4 million for software licenses acquired under software obligations.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends which may be declared by the board at its discretion, and for other general business purposes.

Credit and Debt Facilities
The Company had available credit lines of $500 million of which $367.4 million was outstanding at September 30, 2005, compared to
$10.9 million outstanding at March 31, 2005.  The Company's debt-to-capital ratio, as calculated below, was 45% at September 30,
2005 compared to 15% at March 31, 2005 (dollars in thousands).

                                                                                       September 30,        March 31,
                                                                                           2005                2005
                                                                                     ------------------ -------------------
Numerator - long-term obligations, net of current installments                       $       508,647    $       141,704
                                                                                     ------------------ -------------------
   Denominator:
     Long-term obligations, net of current installments                                      508,647            141,704
     Stockholders' equity                                                                    615,968            814,834
                                                                                     ------------------ -------------------
                                                                                     $     1,124,615    $       956,538
                                                                                     ------------------ -------------------
Debt-to-capital ratio                                                                             45%                15%
                                                                                     ================== ===================

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $87.6 million and $83.0 million at September 30, 2005 and March 31, 2005, respectively.  The increase in the ratio is largely due to the
Company's use of debt in the current fiscal year to acquire treasury stock and to finance the acquisitions of DI and IA.

Off-Balance Sheet Items and Commitments
The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft ("Leased Assets").
These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the
Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $3.7 million at September
30, 2005. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $214.5 million, and as of September 30, 2005 the Company has a future commitment for lease payments of $7.9 million over the next ten years.

During the six months ended September 30, 2005, the Company terminated the lease for a second aircraft which was then sold by the lessor.  Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease.  As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

The Company has begun construction on an additional 30,000 square foot data center in Little Rock, Arkansas and it is expected to be completed in fiscal 2006.  Total construction cost of this facility is expected to be approximately $18 million.  In connection with certain of the Company's other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers.  In each case, the Company is guaranteeing portions of the loans for the buildings.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at March 31, 2005 was $5.3 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $4.0 million at September 30, 2005 and $3.7 million at March 31, 2005.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations and purchase commitments at September 30, 2005 (dollars in thousands).  The column for 2006 represents the six months ending March 31, 2006.  All other columns represent fiscal years ending
March 31.

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2006          2007         2008         2009         2010      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Capital lease and
  installment payment
  obligations                  $    33,895  $    47,153   $    28,833  $     7,428  $     1,128  $    12,083  $   130,520
Software and data license
  liabilities                       13,308       18,553        15,148        7,164            -            -       54,173
Warrant liability                        -            -             -            -            -        1,500        1,500
Other long-term debt                 5,720        3,671         2,968       12,545      368,461       16,712      410,077
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
     Total long-term
       obligations                  52,923       69,377        46,949       27,137      369,589       30,295      596,270
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Synthetic aircraft leases              466          931           931          931          931          698        4,888
Synthetic equipment and
  furniture leases                   1,645          964           402            -            -            -        3,011
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
     Total synthetic
       operating leases              2,111        1,895         1,333          931          931          698        7,899
Equipment operating leases           6,274        8,412         2,536          158           31            -       17,411
Building operating leases           10,137       19,398        14,811       13,794       10,633       58,900      127,673
Partnerships building leases         1,062        2,133         2,143        2,156           47            -        7,541
Related party aircraft lease           451          376             -            -            -            -          827
                               -------------------------- ------------ ------------ ------------ ------------ -------------
     Total operating lease
       payments                     20,035       32,214        20,823       17,039       11,642       59,598      161,351
Operating software license
  obligations                        2,481        4,809         4,800        4,621        4,605        2,718       24,034
                               -------------------------- ------------ ------------ ------------ ------------ -------------
     Total operating lease
       and software license
       obligations                  22,516       37,023        25,623       21,660       16,247       62,316      185,385
                               -------------------------- ------------ ------------ ------------ ------------ -------------
   Total contractual cash
         obligations           $   75,439   $  106,400    $   72,572   $   48,797   $  385,836   $   92,611   $ 781,655
                               ========================== ============ ============ ============ ============ =============

                                                              For the years ending March 31
                               --------------------------------------------------------------------------------------------
                                   2006          2007         2008         2009         2010      Thereafter      Total
                               ------------ ------------- ------------ ------------ ------------ ------------ -------------
Purchase commitments on
  synthetic aircraft leases    $         -  $         -   $         -  $         -  $         -  $     4,398  $     4,398
Purchase commitments on
  synthetic equipment and
  furniture leases                   1,560          464         1,862            -            -            -        3,886
Other purchase commitments          50,680       24,436        18,836        6,066        6,066        9,576      115,660
                               -------------------------- ------------ ------------ ------------ ------------ -------------
 Total purchase commitments    $    52,240  $    24,900   $    20,698  $     6,066  $     6,066  $    13,974  $   123,944
                               ========================== ============ ============ ============ ============ =============

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director.  The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance
(approximately $3.2 million at September 30, 2005) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2005 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease                        $         1,065
Residual value guarantee on synthetic aircraft lease                                                              2,639
Residual value guarantee on related party aircraft lease                                                          3,224
Guarantees on certain partnership and other loans                                                                 5,301
Outstanding letters of credit                                                                                     3,966

The total of loans "on certain partnerships and other loans," of which the Company guarantees the portion noted in the above table, are $13.0 million.

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

Acquisitions and Divestitures
In August 2005, the Company completed the acquisition of InsightAmerica ("IA"), a privately held company based in Broomfield,
Colorado.  IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.5 million in cash for
IA, net of cash acquired, and not including amounts, if any, payable pursuant to the terms and conditions of an earnout agreement.
Under the provisions of the earnout agreement, the Company may pay up to an additional $10 million over the period ending December
31, 2006 based on IA's achievement of certain revenue and earnings targets.  IA's results of operations are included in the
Company's consolidated results beginning August 1, 2005.  IA's total annual revenues are approximately $18 million.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. ("DI").  DI is a provider of integrated email, search and digital marketing solutions and is based in San Mateo, California.  Management believes DI provides the Company with new digital services capabilities that are complementary to the company's existing service offerings.  The Company paid approximately $106.9 million in cash for Digital, net of cash acquired, and Digital's results of operations are included in the Company's consolidated results beginning May 1, 2005.  Digital's total annual revenues are approximately $45 million.

During the quarter ended September 30, 2005 the Company sold its lettershop operations in Melville, New York and its real property data compilation business recording net losses on these sales of $0.3 million and $1.9 million, respectively.  In addition, the
Company reached an agreement to sell its 2Touch operation in the United Kingdom.  The sale is expected to close in the next quarter and to generate a small loss.  The estimated loss on disposal of $0.3 million was recorded in the quarter ended September 30, 2005.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of
$2.8 million.

See note 3 to the condensed consolidated financial statements for more information about the Company's acquisitions and divestitures.

                                                                29
Related Parties
---------------

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
Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at the 1996, 1999, 2002 and 2005 annual stockholders meetings.  During the quarter ended September 30, 2004, the agreement was extended to run through December 31, 2010.
In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services.  Acxiom recorded revenue from TransUnion of $55.3 million for the six months ended September 30, 2005 and $43.0 million for the six months ended September 30, 2004.

See note 14 to the consolidated financial statements contained in the Company's annual report on Form 10-K for additional information on certain relationships and related transactions.

International Operations
------------------------

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
----------------------------

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

     Stock-Based Compensation Accounting - The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation to associates.  Accordingly, the Company has not historically recognized compensation expense for the fair value of its stock-based awards to associates in its condensed consolidated financial statements. The Company has included the pro forma disclosures in note 2 to its condensed consolidated financial statements as if the fair-value based method of accounting had been applied.  As a result of the acquisition of DI the Company has issued options to DI associates that are
     "in-the-money" resulting in the Company recording compensation cost under the intrinsic-value method.

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
o        the possibility that we may experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers;
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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both September 30, 2005 and March 31, 2005, the fair value of Acxiom's fixed rate long-term obligations approximated carrying value.

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

                                                   Average      Total Number of Shares    Maximum Number (or Approximate
                                 Total Number       Price        Purchased as Part of      Dollar Value) of Shares that
                                  of Shares         Paid       Publicly Announced Plans   May Yet Be Purchased Under the
                 Period           Purchased       Per Share           or Programs               Plans or Programs
         ---------------------- -------------- --------------- ------------------------- ---------------------------------
         7/1/05 -- 7/31/05          284,289             20.80          284,289                   $   228,857,711
         8/1/05 -- 8/31/05        1,452,917             19.72        1,452,917                       200,212,997
         9/1/05 -- 9/30/05        1,765,907             19.54        1,765,907                       165,689,568
                                -------------- --------------- ------------------------- ---------------------------------
               Total              3,503,113             19.85        3,503,113                   $   165,689,568
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

Item 4.  Submissions of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on August 3, 2005. At the meeting, the shareholders voted on the following three proposals:

         1)     A proposal for the election of three directors - Voting results for each individual nominee were as follows: William
                T. Dillard II, 66,116,385 votes for and 15,525,893 votes withheld; Harry C. Gambill, 63,379,154 votes for and
                18,263,124 votes withheld; and Thomas F. (Mack) McLarty, III, 63,694,540 votes for and 17,947,738 votes withheld.
                These three elected directors will serve with the other current Board members:  Dr. Ann Die Hasselmo, William J.
                Henderson, and Charles D. Morgan, whose terms will expire at the 2006 Annual Meeting, and Dr. Mary L. Good, Rodger
                S. Kline and Stephen M. Patterson, whose terms will expire at the 2007 annual meeting.

         2)     A proposal to amend our 2000 Associate Stock Option Plan - Voting results for this proposal were as follows:
                50,574,145 votes for; 16,810,455 votes against and 137,561 votes abstained.

         3)     A proposal to adopt a new stock purchase plan - Voting results for this proposal were as follows:  62,515,033 votes for; 4,884,444 votes against and 122,684 votes abstained.

Item 6.  Exhibits

         (a)      The following exhibits are filed with this Report:

                  10.1     Form of Third Amendment dated September 2, 2005 to the Third Amended and Restated Credit Agreement dated as of March 24, 2005 among Acxiom Corporation, JP Morgan Chase Bank, N.A., CS agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K dated
                           September 2, 2005 and incorporated herein by reference).

                  31.1     Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Finance and Administration Leader (principal financial and accounting officer)
                           pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-
                           Oxley Act of 2002

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

                                                          Acxiom Corporation

Dated:  November 8, 2005

                                                                By:    /s/Rodger S. Kline
                                                                   ------------------------------------------------
                                                                   (Signature)
                                                                   Rodger S. Kline
                                                                   Chief Finance and Administration Leader
                                                                   (principal financial and accounting officer)

                                                            EXHIBIITS

Exhibit No.                                                Description

10.1          Form of Third Amendment dated September 2, 2005 to the Third Amended and Restated Credit Agreement dated as of March 24, 2005 among Acxiom Corporation, JP Morgan Chase Bank, N.A., CS agent, and the lenders party thereto (previously filed as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K dated
              September 2, 2005 and incorporated herein by reference).

31.1          Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2          Certification of Chief Finance and Administration Leader (principal financial and accounting officer)
              pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-
              Oxley Act of 2002

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