Form 10-Q
period 2005-12-31
ACXIOM CORP
filed 2006-02-08
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer [	]	Non-accelerated filer	[	]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes [ ]      No ☒

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 6, 2006 was 86,720,394.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

December 31, 2005

Part I. Financial Information	Page No.
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2005 (Unaudited)	3
Condensed Consolidated Statements of Earnings for the Three Months ended December 31, 2005 and 2004 (Unaudited)	4
Condensed Consolidated Statements of Earnings for the Nine Months ended December 31, 2005 and 2004 (Unaudited)	5
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months ended December 31, 2005 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2005 and 2004 (Unaudited)	7 – 8
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. Basis of presentation and summary of significant accounting policies	9
2. Earnings per share and stockholders’ equity	10 – 11
3. Acquisitions and divestitures	12 – 14
4. Other current and noncurrent assets	14 – 15
5. Goodwill	15
6. Long-term obligations	16
7. Allowance for doubtful accounts	16
8. Segment information	17
9. Restructuring charges	17
10. Commitments and contingencies	18 – 19
11. Funded software arrangement	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37
Part II. Other Information
Item 1. Legal Proceedings	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6. Exhibits	38
Signature	39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 9,906	$ 4,185
Trade accounts receivable, net	261,135	250,653
Deferred income taxes	31,615	31,415
Refundable income taxes	-	1,345
Other current assets	40,321	46,034
Total current assets	342,977	333,632
Property and equipment	663,521	581,918
Less – accumulated depreciation and amortization	324,158	258,532
Property and equipment, net	339,363	323,386
Software, net of accumulated amortization	47,850	57,135
Goodwill	474,680	354,182
Purchased software licenses, net of accumulated amortization	157,203	157,999
Unbilled and notes receivable, excluding current portions	20,551	20,410
Deferred costs, net of accumulated amortization	104,419	88,851
Data acquisition costs, net of accumulated amortization	40,530	48,915
Other assets, net	22,757	15,369
	$ 1,550,330	$ 1,399,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$ 87,401	$ 83,005
Trade accounts payable	43,622	63,295
Accrued expenses:
Payroll	31,841	27,435
Other	81,000	74,635
Deferred revenue	127,753	115,892
Income taxes	12,182	-
Total current liabilities	383,799	364,262
Long-term obligations:
Long-term debt and capital leases, net of current installments	404,104	104,210
Software and data licenses, net of current installments	26,740	37,494
Total long-term obligations	430,844	141,704
Deferred income taxes	91,329	79,079
Commitments and contingencies (note 10)
Stockholders' equity:
Common stock	10,674	10,440
Additional paid-in capital	630,479	588,156
Unearned stock-based compensation	(2,497)	-
Retained earnings	391,557	363,556
Accumulated other comprehensive income	2,141	12,616
Treasury stock, at cost	(387,996)	(159,934)
Total stockholders' equity	644,358	814,834
	$ 1,550,330	$ 1,399,879
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

For the Three Months ended
December 31,

	2005	2004
Revenue:
Services	$ 263,266	$ 225,811
Data	84,165	86,594
Total revenue	347,431	312,405
Operating costs and expenses:
Cost of revenue
Services	190,993	174,960
Data	48,799	52,199
Total cost of revenue	239,792	227,159
Selling, general and administrative	56,134	46,461
Gains, losses and other items, net	(1,202)	(640)
Total operating costs and expenses	294,724	272,980
Income from operations	52,707	39,425
Other income (expense):
Interest expense	(8,635)	(5,076)
Other, net	(71)	210
Total other expense, net	(8,706)	(4,866)
Earnings before income taxes	44,001	34,559
Income taxes	16,720	11,079
Net earnings	$ 27,281	$ 23,480

Earnings per share:
Basic	$ 0.32	$ 0.27
Diluted	$ 0.31	$ 0.24

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

For the Nine Months ended
December 31,

	2005	2004
Revenue:
Services	$ 754,958	$ 653,730
Data	233,267	246,778
Total revenue	988,225	900,508
Operating costs and expenses:
Cost of revenue
Services	580,462	507,459
Data	149,808	153,786
Total cost of revenue	730,270	661,245
Selling, general and administrative	161,499	141,010
Gains, losses and other items, net	9,960	(984)
Total operating costs and expenses	901,729	801,271
Income from operations	86,496	99,237
Other income (expense):
Interest expense	(21,213)	(14,889)
Other, net	1,870	824
Total other expense, net	(19,343)	(14,065)
Earnings before income taxes	67,153	85,172
Income taxes	26,084	30,312
Net earnings	$ 41,069	$ 54,860

Earnings per share:
Basic	$ 0.47	$ 0.64
Diluted	$ 0.45	$ 0.58

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED DECEMBER 31, 2005

(Unaudited)

(Dollars in thousands)

Common stock		Additional paid-in capital	Unearned stock-based compensation	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders’ equity
Number of shares	Amount						Number of shares	Amount

Balances at March 31, 2005	104,400,161	$ 10,440	$ 588,156	$ -	$ -	$ 363,556	$ 12,616	(9,187,086)	$ (159,934)	$ 814,834
Employee stock awards, benefit plans and other purposes	2,335,914	234	31,789	-	-	-	-	(17,054)	(412)	31,611
Acquisition of Digital Impact –issuance of stock options, net of forfeitures	-	-	10,940	(3,399)	-	-	-	-	-	7,541
Amortization of unearned stock-based compensation	-	-	-	902	-	-	-	-	-	902
Executive stock compensation expense			65							65
Warrant exercise	-	-	(471)	-	-	-	-	32,664	471	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(11,968,533)	(228,121)	(228,121)
Dividends	-	-	-	-	-	(13,068)	-	-	-	(13,068)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(10,711)	-	(10,711)	-	-	(10,711)
Unrealized gain on marketable securities, net of tax	-	-	-	-	236	-	236	-	-	236
Net earnings	-	-	-	-	41,069	41,069	-	-	-	41,069
Total comprehensive income (loss)					$ 30,594
Balances at December 31, 2005	106,736,075	$ 10,674	$ 630,479	$ (2,497)		$ 391,557	$ 2,141	(21,140,009)	$ (387,996)	$ 644,358

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

For the Nine Months ended
December 31,

	2005	2004
Cash flows from operating activities:
Net earnings	$ 41,069	$ 54,860
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	172,350	139,916
Net gain on disposal of assets, net	(1,451)	(50)
Deferred income taxes	12,401	30,933
Non-cash stock compensation expense	967	-
Changes in operating assets and liabilities:
Accounts receivable	(13,838)	(22,746)
Other assets	(21,747)	(2,531)
Accounts payable and other liabilities	2,791	(23,474)
Deferred revenue	9,133	2,353
Net cash provided by operating activities	201,675	179,261
Cash flows from investing activities:
Disposition of operations	4,844	1,636
Sale of assets	5,123	-
Payments received from investments	2,855	662
Capitalized software development costs	(16,686)	(14,534)
Capital expenditures	(6,355)	(9,768)
Cash collected from the sale and license of software	20,000	-
Deferral of costs and data acquisition costs	(54,498)	(36,225)
Net cash paid in acquisitions	(144,509)	(23,588)
Net cash used in investing activities	(189,226)	(81,817)
Cash flows from financing activities:
Proceeds from debt	423,122	129,792
Payments of debt	(216,041)	(217,784)
Dividends paid	(13,068)	(10,359)
Sale of common stock	31,611	38,208
Acquisition of treasury stock	(231,867)	(30,208)
Net cash used by financing activities	(6,243)	(90,351)
Effect of exchange rate changes on cash	(485)	446
Net increase in cash and cash equivalents	5,721	7,539
Cash and cash equivalents at beginning of period	4,185	14,355
Cash and cash equivalents at end of period	$ 9,906	$ 21,894

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

For the Nine Months ended
December 31,

	2005	2004
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 18,405	$ 13,409
Income taxes	(376)	1,080
Payments on capital leases and installment payment arrangements	53,890	49,645
Payments on software and data license liabilities	17,141	13,899
Non-cash investing and financing activities:
Issuance of stock options and warrants for acquisitions	7,541	1,833
Enterprise software licenses acquired under software obligation	8,380	12,682
Acquisition of property and equipment under capital leases and installment payment arrangements	70,377	66,359
Construction of assets under construction loans	7,200	17,979
.

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 21 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2005 (“2005 Annual Report”), as filed with the Commission on June 13, 2005. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2005 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2006.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof. A discussion of the Company’s significant accounting principles and the application thereof is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2005 Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior year’s net earnings as previously reported.

2.         EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
Basic earnings per share:
Numerator – net earnings	$ 27,281	$ 23,480	$ 41,069	$ 54,860
Denominator – weighted-average shares outstanding	85,203	86,468	87,748	86,187
Basic earnings per share	$ 0.32	$ 0.27	$ 0.47	$ 0.64
Diluted earnings per share:
Numerator – net earnings	$ 27,281	$ 23,480	$ 41,069	$ 54,860
Interest expense on convertible bonds (net of tax benefit)	-	1,017	-	3,051
	27,281	24,497	41,069	57,911
Denominator:
Weighted-average shares outstanding	85,203	86,468	87,748	86,187
Dilutive effect of common stock options and warrants, as computed under the treasury stock method	2,723	4,191	2,691	3,870
Dilutive effect of convertible debt	-	9,589	-	9,589
	87,926	100,248	90,439	99,646
Diluted earnings per share	$ 0.31	$ 0.24	$ 0.45	$ 0.58

At December 31, 2005, the Company had options and warrants outstanding providing for the purchase of approximately 17.9 million shares of common stock including options to purchase approximately 0.5 million shares issued as a result of the acquisition of Digital Impact, Inc. (“DI”). Options and warrants to purchase shares of common stock that were outstanding during the period reported, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
Number of shares outstanding under options and warrants	7,009	2,998	7,864	6,268
Range of exercise prices	$22.10- $268.55	$25.98- $62.06	$19.58- $268.55	$23.10- $62.06

Stock-Based Compensation -

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that compensation cost related to stock options be recognized in the financial statements. Currently, the Company accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), which does not necessarily require the recognition of stock options as a compensation cost in the statement of earnings. Accordingly, no compensation cost has historically been recognized by the Company in the consolidated statements of earnings for any of the fixed stock options granted. As a

2.	EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY (continued):

result of the acquisition of DI the Company issued options to DI associates that are in-the-money, resulting in compensation cost under APB 25. Had compensation cost for all options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended, the Company’s net earnings would have been reduced to the following unaudited pro forma amounts for the periods presented (in thousands, except per share amounts):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
Net earnings, as reported	$ 27,281	$ 23,480	$ 41,069	$ 54,860
Plus: stock-based employee compensation expense included in determination of net income, net of income tax benefit	215	-	600	-
Less: stock-based employee compensation expense under fair value based method, net of income tax benefit	(601)	(3,182)	(1,599)	(22,319)
Pro forma net earnings	$ 26,895	$ 20,298	$ 40,070	$ 32,541
Earnings per share:
Basic – as reported	$ 0.32	$ 0.27	$ 0.47	$ 0.64
Basic – pro forma	$ 0.32	$ 0.23	$ 0.46	$ 0.38
Diluted – as reported	$ 0.31	$ 0.24	$ 0.45	$ 0.58
Diluted – pro forma	$ 0.31	$ 0.22	$ 0.44	$ 0.36

The per-share weighted-average fair value of stock options granted during the nine months ended December 31, 2005 was $3.80 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.0%; expected option life of 3 years and expected volatility of 24%.

The decrease in pro forma compensation expense noted above under SFAS No. 123 results from acceleration of vesting in the fiscal year ended March 31, 2005 of all of the Company’s then outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time. The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in future financial statements upon the effectiveness of SFAS 123R which for Acxiom has now been postponed until April 1, 2006. By accelerating the vesting of these options, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005. The Company believes that it will thereafter not be required to recognize any material compensation expense in future periods associated with the affected options. The stock-based employee compensation expense shown in the table above for the current quarter and year-to-date period relates to options issued during the current year, options held by directors, and options held by DI employees.

During the quarter ended December 31, 2005, the Company issued restricted stock units covering 75,000 shares of common stock. The restricted stock units vest in equal annual increments over the next four years. The value of the restricted stock units at the date of grant was $1.6 million, which will be expensed over the vesting period of the restricted stock units.

Stockholders’ Equity -

The Company paid dividends on its common stock in the amount of $0.15 and $0.12 per share in the nine months ended December 31, 2005 and December 31, 2004, respectively.

During the nine months ended December 31, 2005, 12.0 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $228.1 million. The Company also paid $3.7 million in cash for a stock repurchase which was entered into in the last few days of the prior fiscal year. At December 31, 2005, the maximum dollar value of shares that may yet be purchased under the program is $163.3 million.

3.         ACQUISITIONS AND DIVESTITURES:

Acquisitions -

During the quarter ended December 31, 2005 the Company purchased the remaining minority shareholder interest in Consodata, for cash of $0.6 million. This payment was accounted for as an increase to goodwill (see note 5).

In August 2005, the Company completed the acquisition of InsightAmerica (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.5 million in cash for IA, net of cash acquired, and not including amounts, if any, payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the quarter ending December 31, 2005 relating to the earnout agreement. Under the provisions of the earnout agreement, the Company may pay up to an additional $7.6 million based on IA’s achievement of certain quarterly revenue and earnings targets over the period ending December 31, 2006. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues for their fiscal year ended December 31, 2004 were approximately $18 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated email, search and digital marketing solutions and is based in San Mateo, California. Management believes DI provides the Company with new integrated email, search and digital marketing capabilities that are complementary to the Company’s existing service offerings. The Company paid approximately $106.8 million in cash for DI, net of cash acquired, and DI’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. DI’s total annual revenues are approximately $45 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

The following table shows the allocation of the IA and DI purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	InsightAmerica	Digital Impact
Assets acquired:
Cash	$ 541	$ 27,025
Goodwill	30,968	101,132
Other intangible assets	5,352	20,800
Other current and noncurrent assets	6,362	14,390
	43,223	163,347
Accounts payable, accrued expenses and capital leases assumed	5,850	17,634
Net assets acquired	37,373	145,713
Less:
Cash acquired	541	27,025
Issuance of vested stock options	-	7,541
Payments to be made for restricted stock	-	4,391
Net cash paid	$ 36,832	$ 106,756

The purchase price allocations for the IA and DI acquisitions are subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases.

3.         ACQUISITIONS AND DIVESTITURES (continued):

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

The table below shows adjustments and payments related to these accruals during the nine months ended December 31, 2005. Any future adjustments to these plans may result in future expense or in an increase or decrease to the goodwill recorded for the acquisitions.

	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2005	$ 4,887	$ 9,277	$ 3,913	$ 18,077
Acquisition of DI	2,799	2,171	242	5,212
Adjustments	(300)	(1,330)	(183)	(1,813)
Payments	(4,630)	(3,993)	(2,131)	(10,754)
Change in foreign currency translation adjustment	(424)	(773)	(301)	(1,498)
Balance at December 31, 2005	$ 2,332	$ 5,352	$ 1,540	$ 9,224

Most of the associate-related reserves are expected to be paid during the fiscal year ending March 31, 2006 with the remaining amounts to be paid in fiscal 2007. The lease and other contract reserves will be paid through April 2008.

Divestitures –

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

During September 2005, the Company reached an agreement to sell its 2Touch operation in the United Kingdom for estimated net proceeds of $8.2 million. The sale was expected to close in the quarter ended December 31, 2005 and to generate a small loss. The estimated loss on disposal of $0.3 million was recorded in the quarter ended September 30, 2005. However, certain unresolved issues on the part of the buyer have indefinitely delayed the sale and Company management is in the process of evaluating other alternatives for the sale of this business.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

3.         ACQUISITIONS AND DIVESTITURES (continued):

During the quarter ended December 31, 2005 the Company sold a subsidiary in Spain that had no remaining operations but had available tax loss carryforwards which could be used by the buyer. The sale generated proceeds of $1.2 million and a gain on disposal included in gains, losses and other items of $0.8 million.

Gains, losses and other items for the periods presented are as follows (dollars in thousands):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
(Gains)/losses on divestitures	$ (774)	$ -	$ 1,704	$ 31
Restructuring charges and adjustments (note 9)	24	(190)	13,043	335
Leased airplane disposal	-	-	(1,548)	-
Gain on sale of building	-	-	(2,787)	-
Montgomery Ward recovery	(452)	(450)	(452)	(1,350)
	$ (1,202)	$ (640)	$ 9,960	$ (984)

4.	OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $7.5 million and $11.7 million at December 31, 2005 and March 31, 2005, respectively. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	December 31, 2005	March 31, 2005
Notes receivable from DMI, net of future credits of $1.4 million at December 31, 2005 and $1.7 million at March 31, 2005	$ 2,373	$ 6,497
Notes receivable from other divestitures, net of allowance for uncollectible note of $0.9 million at both December 31, 2005 and March 31, 2005	3,878	3,446
Notes receivable from divestitures	6,251	9,943
Less current portion	699	2,545
Long-term portion	5,552	7,398
Unbilled and notes receivable arising from operations	21,755	22,128
Less current portion	6,756	9,116
Long-term portion	14,999	13,012
Unbilled and notes receivable, excluding current portions	$ 20,551	$ 20,410

4.         OTHER CURRENT AND NONCURRENT ASSETS (continued):

The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

	December 31, 2005	March 31, 2005
Current portion of unbilled and notes receivable	$ 7,455	$ 11,661
Prepaid expenses	15,836	15,582
Non-trade receivables	3,202	5,598
Other miscellaneous assets	13,828	13,193
Other current assets	$ 40,321	$ 46,034

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2005	March 31, 2005
Investments in marketable and nonmarketable securities	$ 5,945	$ 7,655
Acquired intangible assets, net	13,432	5,342
Other miscellaneous noncurrent assets	3,380	2,372
Other assets	$ 22,757	$ 15,369

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

5.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2005 indicated that no potential impairment of its goodwill balances existed as of April 1, 2005.

The carrying amount of goodwill, by business segment, for the nine months ended December 31, 2005 is presented in the following table. As discussed in note 8 to the condensed consolidated financial statements, the previously reported IT Management segment has been consolidated with the US Services and Data segment as a result of a change in the Company’s business segments in the quarter ended June 30, 2005.

(dollars in thousands)	US Services and Data	International Services and Data	Total
Balance at March 31, 2005	$ 217,730	$ 136,452	$ 354,182
Acquisition of DI	101,132	-	101,132
Acquisition of IA	30,968	-	30,968
Disposals of operations	(111)	-	(111)
Purchase adjustments	91	(1,793)	(1,702)
Purchases of minority interests	-	638	638
Change in foreign currency translation adjustment	-	(10,427)	(10,427)
Balance at December 31, 2005	$ 349,810	$ 124,870	$ 474,680

6.         LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	December 31, 2005	March 31, 2005
Revolving credit agreement	$ 301,008	$ 10,921
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 9% ; remaining terms up to fifteen years	127,365	109,222
Warrants	1,749	1,612
Other debt and long-term liabilities	41,294	39,307
Total long-term debt and capital leases	471,416	161,062
Less current installments	67,312	56,852
Long-term debt, excluding current installments	$ 404,104	$ 104,210

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 4% to 8%	$ 46,829	$ 57,178
Long-term data license agreement with related party, due over two years; interest at 6%	-	6,469
Total license liabilities	46,829	63,647
Less current installments	20,089	26,153
License liabilities, excluding current installments	$ 26,740	$ 37,494

The Company maintains a revolving credit facility that provides for aggregate borrowings and letters of credit of up to $500 million through March 31, 2010. Borrowings under the revolving credit facility of $301.0 million at December 31, 2005 and $10.9 million at March 31, 2005 bear interest at LIBOR plus 1.25% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable. The weighted average interest rate on the revolving credit facility was 5.22% at December 31, 2005 and 4.87% at March 31, 2005. Outstanding letters of credit at December 31, 2005 and March 31, 2005 were $4.0 and $3.7 million, respectively.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At December 31, 2005, the Company was in compliance with these covenants and restrictions. Accordingly, the Company has classified all portions of its debt obligations due after December 31, 2006 as long-term in the accompanying condensed consolidated financial statements.

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns, and credits of $7.8 million and $7.6 million at December 31, 2005 and March 31, 2005, respectively.

8.         SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the current fiscal year, to better reflect the way management operates and reviews the business, the Company changed its business segments to consist of US Services and Data and International Services and Data. The previously reported IT Management segment has been consolidated with the US Services and Data segment. Both US and International segments include consulting, database and data warehousing, list processing services, the Company’s data content and software products. US Services and Data now also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

The following tables present information by business segment (dollars in thousands):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
Revenue:
US Services and Data	$ 300,086	$ 253,898	$ 851,846	$ 740,666
International Services and Data	47,345	58,507	136,379	159,842
Total revenue	$ 347,431	$ 312,405	$ 988,225	$ 900,508

Income (loss) from operations:
US Services and Data	$ 47,766	$ 32,566	$ 95,129	$ 89,834
International Services and Data	3,739	6,259	1,327	8,459
Corporate and other	1,202	600	(9,960)	944
Income from operations	$ 52,707	$ 39,425	$ 86,496	$ 99,237

9.	RESTRUCTURING CHARGES:

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the accompanying condensed consolidated statements of earnings. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The following table shows the portion of the above charges which are yet to be paid as of December 31, 2005 (dollars in thousands):

	Severance and associated-related	Lease termination and facility exit costs	Other contract costs	Total
Balance at September 30, 2005	$ 3,321	$ 3,681	$ 1,104	$ 8,106
Charges and adjustments	-	24	-	24
Payments	(1,644)	(182)	(769)	(2,595)
Balance at December 31, 2005	$ 1,677	$ 3,523	$ 335	$ 5,535

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

The lawsuit, Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Morgan, et al., CV05-8498, is pending in Pulaski County, Arkansas Circuit Court. In addition to seeking class action status, the plaintiffs are also seeking an order requiring the defendants to properly consider the ValueAct transaction or any other transaction in the best interests of Acxiom shareholders and to rescind any measures that would prevent ValueAct from negotiating for the purchase of the Company. The complaint has been amended numerous times and the response to the most recent amendment is not due until mid-March, 2006. The defendants intend to vigorously contest the suit. The Company does not believe the ultimate outcome of the lawsuit will have a material impact on the Company or its operations or financial position.

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

On November 22, 2005 a majority of the independent directors of the board met with representatives of ValueAct and discussed the issues raised by ValueAct. On December 3, 2005 the board met with members of the Company’s senior leadership team to receive management’s response to these issues. On December 19, 2005 the board met with its financial advisor to review and discuss the ValueAct proposal. Based on all the information available to it, including the counsel of its financial and legal advisors, at the end of the December 19, 2005 meeting the board voted unanimously to reject the ValueAct proposal.

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease. The lease term of one aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor. In December 2003 the Company entered into a lease for an additional aircraft which would have expired in November 2013. During the quarter ended June 30, 2005, the Company terminated the lease for the second aircraft and the lessor sold the aircraft. Under the terms of the lease the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $219.1 million and the Company has a future commitment for lease payments of $10.8 million over the next ten years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $4.1 million at December 31, 2005.

10.       COMMITMENTS AND CONTINGENCIES (continued):

The Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.1 million at December 31, 2005.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At December 31, 2005 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.3 million.

The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11.	FUNDED SOFTWARE ARRANGEMENT:

On December 29, 2005, the Company entered into a definitive Asset Purchase and License Agreement (the “Agreement”) with EMC Corporation (“EMC”). The Agreement provides, among other things, for the purchase by EMC of the Company’s information grid operating system software (the “Base Technology”) and for the grant of a perpetual license from EMC to the Company of the Base Technology and further developments for the Company’s continued use in connection with its business. The Company also licensed other ancillary related technology to EMC.

Under the terms of the agreement, the parties will work together to further develop the Base Technology and EMC paid the Company $20 million in December 2005 and will pay $5 million in each of April 2006 and July 2006. Payments received by Acxiom from EMC pursuant to the Agreement, including the December 2005 payment, will offset previously capitalized software balances associated with development of sold and licensed technology and amounts capitalized in the future to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow.

The agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the agreement. The option price is $5 million at inception and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom retains its perpetual license to the Base Technology and further developments of the Base Technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation (“Acxiom” or “the Company”) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration (“CDI”) technology and services, data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia and China.

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

•

Revenue of $347.4 million, up 11 percent from $312.4 million in the third quarter a year ago. The net impact of acquisitions and divestitures contributed 5 percentage points of this 11 percentage-point growth in revenue.

•	Income from operations of $52.7 million, a 34 percent increase compared to $39.4 million in the third quarter last year.

•	Pre-tax earnings of $44.0 million, up 27 percent from $34.6 million in the third quarter of fiscal 2005.

•	Diluted earnings per share of $0.31, a 29 percent increase compared to $0.24 in the third quarter last year.

•

Operating cash flow of $95.4 million and free cash flow of $91.7 million, both of which represent record quarterly cash flow results. The free cash flow of $91.7 million is a non-GAAP financial measure and a reconciliation to the comparable GAAP measure, operating cash flow, is defined under “Capital Resources and Liquidity” below.

•

An asset purchase and license agreement with EMC Corporation that includes $30 million from EMC to purchase the grid operating system developed by Acxiom and license certain other grid-related software. The deal contributed to $20 million of the Company’s free cash flow performance in the third quarter, but had no impact on revenue, earnings or operating cash flow.

•	New contracts that will deliver $41 million in annual revenue and renewals that total $31 million in annual revenue.

•	Committed new deals in the pipeline that are expected to generate $68.4 million in annual revenue.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2005. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or the nine months ended December 31, 2005. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	% Change	2005	2004	% Change
Revenue
Services	$ 263.3	$ 225.8	16.6%	$ 755.0	$ 653.7	15.5%
Data	84.1	86.6	(2.8)	233.2	246.8	(5.5)
	$ 347.4	$ 312.4	11.2	$ 988.2	$ 900.5	9.7
Total operating costs and expenses	294.7	273.0	8.0	901.7	801.3	12.5
Income from operations	52.7	39.4	33.7	86.5	99.2	(12.8)
Diluted earnings per share	0.31	0.24	29.2	0.45	0.58	(22.4)

Revenues

For the quarter ended December 31, 2005, the Company’s revenue was $347.4 million, compared to revenue of $312.4 million in the prior year, reflecting an increase of $35.0 million. Services revenue increased $37.5 million, or 16.6%, while data revenue decreased $2.4 million, or 2.8%. The increase in services revenue is primarily attributable to increases in revenue of $10.6 million from clients in the financial services, retail, automotive and background screening industries, and an increase of $16.3 million in IT Management revenue. Revenue from acquisitions completed since the third quarter of last year contributed $19.8 million of the increase, while divested operations resulted in a decrease of $5.0 million. Excluding divested operations the International Segment’s services revenue declined by $2.0 million. All other services revenue combined resulted in a net $2.2 million decrease. The decrease in data revenue is primarily attributable to a decrease in International data revenue of $5.7 million. Partially offsetting the decreases in International data revenue were revenues from Acxiom’s InfoBase suite of products, which were up 9.3%.

For the nine months ended December 31, 2005, the Company’s revenue was $988.2 million, compared to revenue of $900.5 million in the prior year, reflecting an increase of $87.7 million. Services revenue increased $101.2 million, or 15.5%, while data revenue decreased $13.5 million, or 5.5%. The increase in services revenue is primarily attributable to increases in revenue of $13.4 million from clients in the financial services, retail, automotive and background screening industries, and an increase of $58.6 million in IT Management revenue. Revenue from acquisitions completed since the third quarter of last year contributed $48.7 million, while divested operations resulted in a decrease of $11.1 million. Excluding divested operations the International Segment’s services revenue declined by $1.2 million. All other services revenue combined resulted in a net $7.2 million decrease. The decrease in data revenue is primarily attributable to a decrease in International data revenue of $14.4 million, of which $1.3 million was related to divested operations, and to a decrease in real estate property data revenue of $2.1 million. Partially offsetting these decreases was Acxiom’s InfoBase suite of products, which were up 5.8%.

During the current fiscal year, the Company changed its business segments to consist of US Services and Data and International Services and Data. Both segments include consulting, database and data warehousing, list processing services, the Company’s data content and software products. The US Services and Data segment also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. The new segments reflect how the Company is organized internally for management purposes.

The previously reported IT Management segment has been consolidated with the US Services and Data segment in the following table which shows the Company’s revenue by business segment for each of the periods presented below (dollars in millions):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	% Change	2005	2004	% Change
US Services and Data	$ 300.1	$ 253.9	18.2%	$ 851.8	$ 740.7	15.0%
International Services and Data	47.3	58.5	(19.1)	136.4	159.8	(14.7)
Total Revenue	$ 347.4	$ 312.4	11.2%	$ 988.2	$ 900.5	9.7%

US Services and Data segment revenue for the quarter ended December 31, 2005 increased $46.2 million over fiscal 2005 and reflects increases of $10.7 million from clients in the financial services, retail, automotive and background screening industries, and an increase of $16.3 million in IT Management revenue. Revenue from acquisitions completed since the third quarter of last year contributed $20.0 million of the increase, while divested operations resulted in a decrease of $1.6 million. All other revenue combined resulted in a net $0.8 million increase.

US Services and Data segment revenue for the nine months ended December 31, 2005 increased $111.2 million over fiscal 2005 and reflects increases of $15.0 million from clients in the financial services, retail, automotive and background screening industries, and an increase of $58.6 million in IT Management revenue. Revenue from acquisitions completed since the third quarter of last year contributed $47.8 million, while divested operations resulted in a decrease of $3.3 million. All other revenue combined resulted in a net $6.9 million decrease.

International Services and Data segment revenue for the quarter ended December 31, 2005 decreased $11.2 million from fiscal 2005. The decrease is attributable in part to the sale of the German Lettershop business, which resulted in a decrease of $3.6 million, and the impact of exchange rates, which resulted in a decrease of approximately $3.5 million.

International Services and Data segment revenue for the nine months ended December 31, 2005 decreased $23.5 million from fiscal 2005. The decrease is attributable in part to the sale of the German Lettershop business, which resulted in a decrease of $9.1 million, and the impact of exchange rates, which resulted in a decrease of approximately $2.8 million.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods reported (dollars in millions):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	% Change	2005	2004	% Change
Cost of revenue
Services	$ 191.0	$ 175.0	9.2%	$ 580.5	$ 507.5	14.4%
Data	48.8	52.2	(6.5)	149.8	153.8	(2.6)
Total cost of revenue	$ 239.8	$ 227.2	5.6	$ 730.3	$ 661.3	10.4
Selling, general and administrative	56.1	46.4	20.8	161.5	141.0	14.5
Gains, losses and other items, net	(1.2)	(0.6)	(87.8)	9.9	(1.0)
Total operating costs and expenses	$ 294.7	$ 273.0	8.0%	$ 901.7	$ 801.3	12.5%

The following table presents the Company’s operating costs and expenses in functional categories for each of the periods reported (dollars in millions):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	% Change	2005	2004	% Change

Salaries and benefits	$ 127.1	$ 108.7	16.9%	$ 373.9	$ 319.4	17.1%
Computer, communications and other equipment	73.6	71.6	2.8	227.5	210.0	8.3
Data costs	44.1	42.5	3.8	132.2	124.2	6.4
Other operating costs and expenses	51.1	50.8	0.6	158.2	148.7	6.4
Gains, losses and other items, net	(1.2)	(0.6)	(87.8)	9.9	(1.0)
Total operating costs and expenses	$ 294.7	$ 273.0	8.0%	$ 901.7	$ 801.3	12.5%

The cost of services for the quarter ended December 31, 2005 of $191.0 million increased $16.0 million or 9.2% over the quarter ended December 31, 2004. Cost of services as a percent of services revenue was 72.5% in the quarter ended December 31, 2005 compared to 77.5% in the quarter ended December 31, 2004. Cost of services was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data segment. Additionally, cost of services was up by $14.3 million due to the acquisitions completed since the third quarter of last year. These increases in the cost of services were partially offset by decreases resulting from the cost reduction program implemented by the Company beginning in the second quarter of this fiscal year.

The cost of services for the nine months ended December 31, 2005 of $580.5 million increased $73.0 million or 14.4% over the nine months ended December 31, 2004. Cost of services as a percent of services revenue was 76.9% in the nine months ended December 31, 2005 compared to 77.6% in the nine months ended December 31, 2004. Cost of services was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data segment. Additionally, cost of services was up by $34.1 million due to the acquisitions completed since the third quarter of last year, and up by $4.2 million due to expenses incurred in the first quarter for additional resources assigned to a major client installation that has now gone into production.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company’s various data products. The cost of data for the quarter ended December 31, 2005 of $48.8 million decreased $3.4 million or 6.5% from the quarter ended December 31, 2004. Cost of data as a percent of data revenue was 58.0% for the quarter ended December 31, 2005 compared to 60.3% for the same quarter a year ago. The decrease is primarily attributable to the decrease in data revenue in the European business, as well as the divestiture of the Company’s real property data compilation business. The cost of data for the nine months ended December 31, 2005 of $149.8 million decreased $4.0 million or 2.6% from the nine months ended December 31, 2004. Cost of data as a percent of data revenue was 64.2% for the nine months ended December 31, 2005 compared to 62.3% for the comparable period in the prior year. The decrease in cost of data is primarily attributable to a decrease in International data revenue as well as the divestiture of the Company’s real property data compilation business.

Selling, general and administrative expenses for the quarter ended December 31, 2005 of $56.1 million increased $9.7 million or 20.8% from the quarter ended December 31, 2004. Selling, general and administrative expense as a percent of total revenue was 16.2% in the quarter ended December 31, 2005 as compared to 14.9% in the quarter ending December 31, 2004. Selling, general and administrative expenses for the nine months ended December 31, 2005 increased $20.5 million or 14.5% compared to the nine months ended December 31, 2004. Acquisitions completed since the third quarter of last year accounted for $4.6 million of the $9.7 million increase in the current quarter and $14.0 million of the $20.5 million increase in the nine months. Expenses of $2.8 million in legal, investment banking and other fees associated with representation of the Company related to activities by ValueAct Capital, and $1.7 million in expenses related to a lawsuit were incurred primarily in the second and third quarters. Additionally, management bonus accruals were higher by $7.4 million in the third quarter compared to the same period last year, and higher by $4.8 million for the nine months ended December 31 2005.

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
(Gains)/losses on divestitures	$ (774)	$ -	$ 1,704	$ 31
Restructuring charges and adjustments (note 9)	24	(190)	13,043	335
Leased airplane disposal	-	-	(1,548)	-
Gain on sale of building	-	-	(2,787)	-
Montgomery Ward recovery	(452)	(450)	(452)	(1,350)
	$ (1,202)	$ (640)	$ 9,960	$ (984)

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

During the quarter ended September 30, 2005 the Company sold its lettershop operations in Melville, New York and its real property data compilation business recording net losses on these sales of $0.3 million and $1.9 million, respectively. In addition, during the quarter ended September 30, 2005 the Company reached an agreement to sell its 2Touch operation in the United Kingdom. The sale was expected to close in the quarter ended December 31, 2005 and to generate a small loss. The estimated loss on disposal of $0.3 million was recorded in the quarter ended September 30, 2005. However, certain unresolved issues on the part of the buyer have indefinitely delayed the sale and Company management is in the process of evaluating other alternatives for the sale of this business.

During the quarter ended December 31, 2005 the Company sold a subsidiary in Spain that had no remaining operations but had available tax loss carryforwards which could be used by the buyer. The sale generated proceeds of $1.2 million and a gain on disposal included in gains, losses and other items of $0.8 million.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

During the periods reported, the Company has received additional payments from the Wards bankruptcy trustee. Bankruptcy trustee payments were recorded through gains, losses and other items where the Wards bankruptcy expense was originally recorded.

Gross Profit

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	% Change	2005	2004	% Change
Services
Revenue	$ 263.3	$ 225.8	16.6%	$ 755.0	$ 653.7	15.5%
Cost of revenue	191.0	175.0	9.2	580.5	507.5	14.4
Gross profit	$ 72.3	$ 50.8	42.1%	$ 174.5	$ 146.2	19.3%
Gross profit % of services revenue	27.5%	22.5%		23.1%	22.4%
Data
Revenue	$ 84.1	$ 86.6	(2.8)%	$ 233.2	$ 246.8	(5.5)%
Cost of revenue	48.8	52.2	(6.5)	149.8	153.8	(2.6)
Gross profit	$ 35.3	$ 34.4	2.8%	$ 83.4	$ 93.0	(10.3)%
Gross profit % of data revenue	42.0%	39.7%		35.8%	37.7%
Consolidated
Revenue	$ 347.4	$ 312.4	11.2%	$ 988.2	$ 900.5	9.7%
Cost of revenue	239.8	227.2	5.6	730.3	661.3	10.4
Gross profit	$ 107.6	$ 85.2	26.4%	$ 257.9	$ 239.2	7.8%
Gross profit % of consolidated revenue	31.0%	27.3%		26.1%	26.6%

Gross profit margins for services were 27.5% in the quarter ended December 31, 2005 which compares with 22.5% in the quarter ended December 31, 2004. Gross profit margins for services were 23.1% in the nine months ended December 31, 2005 which compares with 22.4% in the nine months ended December 31, 2004.

The gross profit margin for data was 42.0% in the quarter ended December 31, 2005 which compares to 39.7% for the quarter ended December 31, 2004. The gross profit margin for data was 35.8% in the nine months ended December 31, 2005 which compares to 37.7% for the nine months ended December 31, 2004.

The consolidated gross profit margin for the quarter ended December 31, 2005 was 31.0% which compares to 27.3% for the quarter ended December 31, 2004. Consolidated gross profit margins for the nine months ended December 31, 2005 and December 31, 2004 were 26.1% and 26.6%, respectively.

Operating Margins

Operating margin for the quarter ended December 31, 2005 was 15.2% compared to 12.6% in the quarter ended December 31, 2004. Operating margin for the nine months ended December 31, 2005 was 8.8% compared to 11.0% in the nine months ended December 31, 2004.

Other Income (Expense), Income Taxes and Other Items

Interest expense of $8.6 million in the quarter ended December 31, 2005 increased $3.6 million over the quarter ended December 31, 2004. Interest expense of $21.2 million in the nine months ended December 31, 2005 increased $6.3 million over the nine months ended December 31, 2004. These increases reflect increased levels of borrowings during the current fiscal year. The Company’s weighted-average interest rate on long-term debt was 5.5% at December 31, 2005 and 4.8% at December 31, 2004.

Other, net increased $1.0 million in the nine months ended December 31, 2005 compared to the same period in the prior year, primarily due to a $0.4 million gain on an equity distribution from a joint venture investment in the first quarter and a

$0.5 million gain related to an investment in the quarter ended September 30, 2005. Other, net includes interest income on notes receivable of $1.2 million in the nine months ended December 31, 2005 and $1.1 million in the nine months ended December 31, 2004.

The effective tax rate for the quarter and nine-month periods ended December 31, 2005 was 38.0% and 38.8%, respectively. In comparable prior-year periods the effective tax rate was 32.1% and 35.6%, respectively. The effective rate for the current year reflects certain costs incurred related to the Company’s defense against ValueAct’s attempted takeover, which may not be deductible for federal income tax purposes and have therefore been accounted for as nondeductible expense. Management expects the effective tax rate for the remainder of the year ended March 31, 2006 will be approximately 38%.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at December 31, 2005 totaled a negative $40.8 million compared to a negative $30.6 million at March 31, 2005. Total current assets increased $9.3 million, including a $10.5 million increase in accounts receivable, and current liabilities increased $19.5 million, including a $12.2 million increase in income tax liability reflecting management’s expectation that the Company will be required to pay cash taxes within the next twelve months. Cash provided by operating activities was $201.7 million in the nine months ended December 31, 2005 as compared to $179.3 million in the nine months ended December 31, 2004. Depreciation and amortization increased by $32.4 million in the nine months ended December 31, 2005 and the net effect of changes in operating assets and liabilities was a negative $23.7. million in the current year compared to a negative $46.4 million in the prior year.

Accounts receivable days sales outstanding (“DSO”) was 69 days at December 31, 2005 and 70 days at March 31, 2005, and is calculated as follows (dollars in thousands):

	December 31, 2005	March 31, 2005
Numerator – trade accounts receivable, net	$ 261,135	$ 250,653
Denominator:
Quarter revenue	347,431	322,534
Number of days in quarter	92	90
Average daily revenue	$ 3,776	$ 3,584
Days sales outstanding	69	70

Investing activities used $189.2 million in the nine months ended December 31, 2005 compared to $81.8 million in the same period in the prior year. Investing activities in the current fiscal year included capitalized software development costs of $16.7 million as compared to $14.5 million in the prior period. Capital expenditures of $6.4 million decreased $3.4 million in the current fiscal year compared to the prior fiscal year. Deferrals of costs increased by $18.3 million compared to the prior year due primarily to increased deferrals related to new contracts. During the nine months ended December 31, 2005, $20.0 million cash was collected from the sale of software to EMC Corporation (see note 11 to the condensed consolidated financial statements).

Investing activities also includes net cash paid for acquisitions of $144.5 million in the nine months ended December 31, 2005. Of this amount, $106.8 million relates to the acquisition of Digital Impact, Inc. (“DI”) and $36.8 million relates to the acquisition of InsightAmerica (“IA”) (see note 3 to the condensed consolidated financial statements) and the remainder represents fees and other payments paid on investments made in prior periods. Cash paid in acquisitions for the nine months ended December 31, 2004 reflects the April 2004 acquisition of the Consodata German operations. Cash received from dispositions of operations includes collection on a note received on a disposition made in a prior year, as well as cash received from the sale of a subsidiary in Spain, net of cash given up as part of the Melville disposition (see note 3 to the condensed consolidated financial statements). The Company received $3.6 million as a result of the sale of an unused facility and $1.5 million resulting from an equipment sale, as well as $2.9 million in investment distributions.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits. Although the Company has no commitment to continue to do so, it may continue funding such losses and deficits until such time as these investments become profitable. The Company may, at its discretion, discontinue providing financing to these investments during future periods. In the event that it ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($5.6 million at December 31, 2005).

The Company generated free cash flows of $149.3 million in the nine months ended December 31, 2005 and $118.7 million in the nine months ended December 31, 2004, as shown below (dollars in thousands):

For the quarter ended	For the nine months ended
December 31,	December 31,

	2005	2004	2005	2004
Operating cash flow	$ 95,414	$ 82,805	$ 201,675	$ 179,261
Proceeds received from disposition of assets	1,510	-	5,123	-
Capitalized software development costs	(5,204)	(5,706)	(16,686)	(14,534)
Cash collected from sale and license of software	20,000	-	20,000	-
Capital expenditures	(401)	(3,132)	(6,355)	(9,768)
Deferral of costs and data acquisition costs	(19,603)	(15,502)	(54,498)	(36,225)
Free cash flow	$ 91,716	$ 58,465	$ 149,259	$ 118,734

Free cash flow is not a generally accepted accounting principle (“GAAP”) financial measure. A “non-GAAP financial measure” is defined as a numerical measure of the Company’s financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s condensed consolidated financial statements. The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in business acquisitions and dispositions. Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies. Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company’s discretionary spending since certain obligations of the Company must be funded out of free cash flow, particularly payments on capital leases and other scheduled debt payments, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs and data acquisition. The above table reconciles free cash flow to cash provided by operating activities, the nearest comparable GAAP measure.

The Company has federal, state and foreign loss carryforwards and credits from past operations. Additional loss carryforwards and credits are available to the Company as the result of acquisitions, although their utilization is limited annually under US tax law. As a result of the carryforwards, the Company did not pay any significant federal, state or foreign income taxes in any of the periods reported. The Company expects that the federal net operating loss carryforwards from past operations will be fully utilized and the Company will begin paying federal income taxes during fiscal 2006, although the Company will not pay full regular taxes until fiscal 2007. State and foreign tax payments are not expected to be significant in either fiscal 2006 or 2007.

Based on the completion of its evaluation of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004, the Company has decided it will not repatriate any earnings under this provision, and will therefore not have any impact to its income tax expense as a result of any repatriation.

On November 14, 2002, the Company announced a common stock repurchase program. From that date until December 31, 2005, the Company has repurchased 21.1 million shares of its common stock for an aggregate purchase price of $386.7 million under this repurchase program. During the nine months ended December 31, 2005, 12.0 million shares were repurchased for an aggregate purchase price of $228.1 million. The Company also paid an additional $3.7 million in cash for trades entered into in the prior period which settled in the current fiscal year.

Financing activities in the nine months ended December 31, 2005 used $6.2 million as compared to $90.4 million used in the nine months ended December 31, 2004. During the nine months ended December 31, 2005, proceeds from the sale of common stock through stock options and the employee stock purchase plan of $31.6 million and from debt financings of $423.1 million were offset by $216.0 million in repayments of debt, $13.1 million in cash dividends and $231.9 million in stock repurchases as discussed above.

The Company also incurred long-term obligations through non-cash investing and financing activities during the nine months ended December 31, 2005 of $70.4 million for the acquisition of property and equipment under capital leases, $7.2 million for construction of assets and $8.4 million for software licenses acquired under software obligations.

The Company intends to use its future free cash flow to repay debt, to buy back shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends which may be declared by the board at its discretion, and for other general business purposes.

Funded Software Arrangement

On December 29, 2005, the Company entered into a definitive Asset Purchase and License Agreement (the “Agreement”) with EMC Corporation (“EMC”). The Agreement provides, among other things, for the purchase by EMC of the Company’s information grid operating system software (the “Base Technology”) and for the grant of a perpetual license from EMC to the Company of the Base Technology and further developments for the Company’s continued use in connection with its business. The Company also licensed other ancillary related technology to EMC.

Under the terms of the agreement, the parties will work together to further develop the Base Technology and EMC paid the Company $20 million in December 2005 and will pay $5 million in each of April 2006 and July 2006. Payments received by Acxiom from EMC pursuant to the Agreement, including the December 2005 payment, will offset previously capitalized software balances associated with development of the sold and licensed technology and amounts capitalized in the future to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow, but do contribute to free cash flow.

The agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the agreement. The option price is $5 million at inception and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom retains its perpetual license to the Base Technology and further developments of the Base Technology.

Credit and Debt Facilities

The Company had available credit lines of $500 million of which $301.0 million was outstanding at December 31, 2005, compared to $10.9 million outstanding at March 31, 2005. The Company’s debt-to-capital ratio, as calculated below, was 40% at December 31, 2005 compared to 15% at March 31, 2005 (dollars in thousands).

	December 31, 2005	March 31, 2005
Numerator - long-term obligations, net of current installments	$ 430,844	$ 141,704
Denominator:
Long-term obligations, net of current installments	430,844	141,704
Stockholders’ equity	644,358	814,834
	$ 1,075,202	$ 956,538
Debt-to-capital ratio	40%	15%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $87.4 million and $83.0 million at December 31, 2005 and March 31, 2005, respectively. The increase in the ratio is largely due to the Company’s use of debt in the current fiscal year to acquire treasury stock and to finance the acquisitions of DI and IA.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $4.1 million at December 31, 2005. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $219.1 million, and as of December 31, 2005 the Company has a future commitment for lease payments of $10.8 million over the next ten years.

During the nine months ended December 31, 2005, the Company terminated the lease for a second aircraft which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

The Company has begun construction on an additional 30,000 square foot data center in Little Rock, Arkansas and it is expected to be completed by the first quarter of fiscal 2007. Total construction cost of this facility is expected to be approximately $18 million. In connection with certain of the Company’s other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at March 31, 2005 was $5.3 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $4.0 million at December 31, 2005 and $3.7 million at March 31, 2005.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at December 31, 2005 (dollars in thousands). The column for 2006 represents the three months ending March 31, 2006. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease and installment payment obligations	$ 18,664	$ 53,805	$ 33,106	$ 8,579	$ 1,128	$ 12,083	$ 127,365
Software and data license liabilities	7,650	16,866	15,148	7,165	-	-	46,829
Warrant liability	-	-	-	-	-	1,749	1,749
Other long-term debt	4,322	3,673	2,968	12,544	302,083	16,712	342,302
Total long-term obligations	30,636	74,344	51,222	28,288	303,211	30,544	518,245
Synthetic aircraft leases	233	931	931	931	931	698	4,655
Synthetic equipment and furniture leases	783	2,405	1,842	1,114	-	-	6,144
Total synthetic operating leases	1,016	3,336	2,773	2,045	931	698	10,799
Equipment operating leases	2,909	9,139	3,044	676	50	1	15,819
Building operating leases	4,890	19,247	14,752	13,745	10,656	59,344	122,634
Partnerships building leases	531	2,133	2,144	2,155	47	-	7,010
Related party aircraft lease	226	376	-	-	-	-	602
Total operating lease payments	9,572	34,231	22,713	18,621	11,684	60,043	156,864
Operating software license obligations	334	4,808	4,800	4,621	4,605	2,719	21,887
Total operating lease and software license obligations	9,906	39,039	27,513	23,242	16,289	62,762	178,751
Total contractual cash obligations	$ 40,542	$ 113,383	$ 78,735	$ 51,530	$ 319,500	$ 93,306	$ 696,996

	For the years ending March 31
	2006	2007	2008	2009	2010	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ -	$ -	$ 4,398	$ 4,398
Purchase commitments on synthetic equipment and furniture leases	697	-	1,862	936	-	-	3,495
Other purchase commitments	43,305	27,413	21,203	7,899	6,066	9,576	115,462
Total purchase commitments	$ 44,002	27,413	$ 23,065	$ 8,835	$ 6,066	$ 13,974	$ 123,355

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director. The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.1 million at December 31, 2005) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2005 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 1,466
Residual value guarantee on synthetic aircraft lease	2,639
Residual value guarantee on related party aircraft lease	3,086
Guarantees on certain partnership and other loans	5,285
Outstanding letters of credit	3,966

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $13.0 million.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business. It is the Company’s current intention generally to lease any new required equipment to better match cash outflows with customer inflows. In some cases, the Company also sells software and hardware to clients. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets. Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future. The Company also evaluates acquisitions from time to time, which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities. However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the “Risk Factors” contained in Part I, Item 1. Business, of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2005.

Acquisitions and Divestitures

In August 2005, the Company completed the acquisition of InsightAmerica (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.5 million in cash for IA, net of cash acquired, and not including amounts payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the quarter ending December 31, 2005 relating to the earnout agreement. Under the provisions of the earnout agreement, the Company may pay up to an additional $7.6 million based on IA’s achievement of certain quarterly revenue and earnings targets over the period ending December 31, 2006. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues are approximately $18 million.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated email, search and digital marketing solutions and is based in San Mateo, California. Management believes DI provides the Company with new digital services capabilities that are complementary to the company’s existing service offerings. The Company paid approximately $106.8 million in cash for Digital, net of cash acquired, and Digital’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. Digital’s total annual revenues are approximately $45 million.

During the quarter ended September 30, 2005 the Company sold its lettershop operations in Melville, New York and its real property data compilation business recording net losses on these sales of $0.3 million and $1.9 million, respectively. In addition, the Company reached an agreement to sell its 2Touch operation in the United Kingdom. The sale was expected to close in the quarter ended December 31, 2005 and to generate a small loss. The estimated loss on disposal of $0.3 million was recorded in the quarter ended September 30, 2005. However, certain unresolved issues on the part of the buyer have delayed the sale and Company management is in the process of evaluating other alternatives for the sale of this business.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

During the quarter ended December 31, 2005 the Company sold a subsidiary in Spain that had no remaining operations but had available tax loss carryforwards which could be used by the buyer. The sale generated net proceeds of $1.2 million and a gain on disposal included in gains, losses and other items of $0.8 million.

See note 3 to the condensed consolidated financial statements for more information about the Company’s acquisitions and divestitures.

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at the 1996, 1999, 2002 and 2005 annual stockholders meetings. During the quarter ended September 30, 2004, the agreement was extended to run through December 31, 2010. In addition to this agreement, the Company has other contracts with TransUnion related to data, software and other services. Acxiom recorded revenue from TransUnion of $79.8 million for the nine months ended December 31, 2005 and $68.5 million for the nine months ended December 31, 2004.

See note 14 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for additional information on certain relationships and related transactions.

International Operations

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal, Poland, Australia and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2005 annual report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2005 annual report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments. The following paragraphs are intended to update that discussion only for the critical accounting policies or estimates which have materially changed since the date of the last annual report.

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year. The Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2005. Accordingly, step two of the goodwill impairment test was not required for fiscal 2006. Changes in circumstances may require the Company to perform impairment testing on a more frequent basis. No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company’s goodwill balances are impaired.

In completing step one of the test and making the assessment that no potential impairment of the Company’s goodwill existed, management has made a number of estimates and assumptions. In particular, the growth in operating income and discount rates used by management in determining the fair value of each of the Company’s reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors. In performing step one of the impairment analysis, management has used growth rates ranging from minus 5% up to 50% for the International segment and 15 percent up to 25 percent for the US segment and used a discount rate of 12 percent for all segments, representing an approximation of the Company’s weighted-average cost of capital, which resulted in an excess of fair value over the net assets of each of the Company’s reporting units. Assuming the same growth rates, a discount rate of greater than 14 percent would be necessary to indicate potential impairment of the International segment and a discount rate of 30% would be necessary to indicate impairment of the US segment, resulting in the need to proceed to step two of the impairment test. Alternatively, assuming the 12 percent discount rate but assuming no growth for the US segment and only 9 percent growth for the International segment would also not indicate impairment. Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142. However, should a determination be made that such aggregation of some or all of the Company’s reporting units is not appropriate, the results of step one of the goodwill impairment test might indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

Stock-Based Compensation Accounting – The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation to associates. Accordingly, the Company has not historically recognized compensation expense for the fair value of its stock-based awards to associates in its condensed consolidated financial statements. The Company has included the pro forma disclosures in note 2 to its condensed consolidated financial statements as if the fair-value based method of accounting had been applied. As a result of the acquisition of DI the Company has issued options to DI associates that are “in-the-money” resulting in the Company recording compensation cost under the intrinsic-value method.

Forward-looking Statements

This document and other written reports and oral statements made from time to time by the Company and its representatives contain forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. The Company generally indicates these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include but are not limited to the following:

•	the possibility that we may incur expenses related to unsolicited proposals or others to acquire the Company;

•	the possibility that certain contracts may not be closed, or may not be closed within the anticipated time frames;

•	the possibility that certain contracts may not generate the anticipated revenue or profitability;

•	the possibility that negative changes in economic or other conditions might lead to a reduction in demand for our products and services;

•	the possibility of an economic slowdown or that economic conditions in general will not be as expected;

•	the possibility that the historical seasonality of our business may change;

•	the possibility that significant customers may experience extreme, severe economic difficulty;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we won’t be able to properly motivate our sales force or other associates;

•	the possibility that we won’t be able to achieve cost reductions and avoid unanticipated costs;

•	the possibility that we won’t be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that we may be subjected to pricing pressure due to market conditions and/or competitive products and services;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that changes in accounting pronouncements may occur and may impact these projections;

•	the possibility that we won’t be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

•	the possibility that we may encounter difficulties when entering new markets or industries;

•

the possibility that there will be changes in the legislative, accounting, regulatory and consumer environments affecting our business, including but not limited to litigation, legislation, regulations and customs relating to our ability to collect, manage, aggregate and use data;

•	the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services;

•	the possibility that we may enter into short-term contracts which would affect the predictability of our revenues;

•	the possibility that the amount of ad hoc, volume-based and project work will not be as expected;

•	the possibility that we may experience a loss of data center capacity or interruption of telecommunication links or power sources;

•	the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;

•	the possibility that postal rates may increase, thereby leading to reduced volumes of business;

•	the possibility that our clients may cancel or modify their agreements with us;

•

the possibility that we will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;

•	the possibility that we may experience processing errors which result in credits to customers,

re-performance of services or payment of damages to customers;

•	the possibility that the services of the United States Postal Service, their global counterparts and other delivery systems may be disrupted; and

•	the possibility that we may be affected by other competitive factors.

With respect to formulation of forward-looking statements, all of the above factors apply, along with the following assumptions:

•	that the U.S. and global economies will continue to improve at a moderate pace;

•	that global growth will continue to be strong and that globalization trends will continue to grow at an increasing pace;

•	that Acxiom’s computer and communications related expenses will continue to fall as a percentage of revenue;

•

that the Customer Information Infrastructure (CII) grid-based environment will continue to be implemented successfully over the next 3-4 years and that the new CII infrastructure will continue to provide increasing operational efficiencies;

•	that the acquisitions of companies operating primarily outside of the United States will be successfully integrated and that significant efficiencies will be realized from this integration;

•

relating to operating cash flow and free cash flow, that sufficient operating and capital lease arrangements will continue to be available to the Company to provide for the financing of most of its computer equipment and that software suppliers will continue to provide financing arrangements for most of the software purchases;

•	relating to revolving credit line balance, that free cash flow will meet expectations and that the Company will use free cash flow to pay down bank debt, buy back stock and fund dividends;

•	relating to annual dividends, that the Board of Directors will continue to approve quarterly dividends and will vote to increase dividends over time;

•

relating to diluted shares, that the Company will meet its cash flow expectations and that potential dilution created through the issuance of stock options and warrants will be mitigated by continued stock repurchases in accordance with the Company’s stock repurchase program.

With respect to the provision of products or services outside our primary base of operations in the United States, all of the above factors apply, along with the difficulty of doing business in numerous sovereign jurisdictions due to differences in scale, competition, culture, laws and regulations.

Other factors are detailed from time to time in periodic reports and registration statements filed with the United States Securities and Exchange Commission. The Company believes that we have the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both December 31, 2005 and March 31, 2005, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal, Poland, Australia, and China. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments. Acxiom, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company Leader (Chief Executive Officer) and Chief Finance and Administration Leader (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company Leader and Chief Finance and Administration Leader concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

The Company’s management, including the Company Leader (Chief Executive Officer) and the Chief Finance and Administration Leader (Chief Financial Officer), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/05 – 10/31/05	128,910	18.86	128,910	$ 163,258,953
11/1/05 – 11/30/05	-	-	-	163,258,953
12/1/05 – 12/31/05	-	-	-	163,258,953
Total	128,910	18.86	128,910	$ 163,258,953

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

Dated: February 8, 2006

By:      /s/Rodger S. Kline

(Signature)

Rodger S. Kline

Chief Finance and Administration Leader

(principal financial and accounting officer)