Form 10-K
period 2006-03-31
ACXIOM CORP
filed 2006-06-14
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-13163

ACXIOM® CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	71-0581897 (I.R.S. Employer Identification No.)

1 INFORMATION WAY, P.O. BOX 8180, LITTLE ROCK, ARKANSAS (Address of principal executive offices)	72203-8180 (Zip Code)

(501) 342-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of September 30, 2005 as reported on the Nasdaq National Market, was approximately $1,216,605,918. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of June 14, 2006, was 88,052,429.

[THIS SPACE LEFT BLANK INTENTIONALLY]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom’s Proxy Statement for the 2006 Annual Meeting of Shareholders (“2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies may be obtained, free of charge, of documents which we have filed with the Securities and Exchange Commission. Included among those documents are our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 1 Information Way, Little Rock, AR 72202. Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K. In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit, Compensation, Corporate Governance, and Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This document, the documents that we incorporate by reference, and other written reports and oral statements made from time to time by us and our representatives contain forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

The forward-looking statements contained in this report include the items set forth on pages F-3 - F-25 in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) attached hereto. In light of the risks, uncertainties and assumptions set forth in the MD&A, we caution readers not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

Item 1.	Business

Overview

Acxiom Corporation (“Acxiom” or “the Company”) (Nasdaq: ACXM) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration (“CDI”) technology and services, data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia and China.

Acxiom provides the consultative thought leadership and visionary technology solutions that top corporate executives require to consolidate data across their companies to achieve accessible and actionable business intelligence. We are at the heart of our clients’ information management strategy and infrastructure, helping them transform information into insight to improve their marketing and business results. We help companies consolidate, store, manage and deliver information – where it’s needed, when it’s needed. In addition, we offer data-driven, technologically sophisticated solutions that help our clients make the right business decisions regarding how they market to consumers and how they manage risk.

Acxiom’s innovative offerings include our consumer and business data content; database management and marketing services; Customer Data Integration services; digital products and services; professional consulting services, including analytics and privacy expertise; risk mitigation; and grid-based information technology (“IT”) services and outsourcing.

Our client base in the U.S. consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, and telecommunications industries. Every day, Acxiom clients benefit from our three decades of serving the information, technology and marketing services needs of companies around the world. We believe that our commitment to innovation and delivery excellence, combined with our client-focused philosophy, is unrivalled.

We help our clients with:

•	Marketing solutions built on our acquisition and customer marketing database framework for:
-	Customer acquisition
-	Customer growth and retention
-	Multi-channel integration
•	Development of analytical tools, household segmentation products, and marketing support infrastructure to help our clients better understand their prospects and customers
•	Creation of a single customer view through our customer recognition solutions
•	Database design, data content and data quality through our Customer Data Integration solutions, which include our AbiliTec® and InfoBase® offerings
•	Large-scale data and systems management through strategic IT infrastructure outsourcing
•	Re-engineering of our clients’ information technology capabilities and development of their “data factories”
•

Integrated digital marketing solutions for campaign management across multi-media channels, including personalized email, targeted websites, banner and other Web advertisements, search engines and direct mail/print

•	End-to-end direct marketing agency services
•	Risk information, scoring and analytics for risk management

Our solutions are designed to meet the specific needs of our clients and the industries in which they operate, and we target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process.

The Information Services Industry

In today’s technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. The information services industry provides a broad range of products and services designed to help companies manage customer relationships. Acxiom’s technology, services, and premier data content combine to enable our clients to efficiently access and manage information throughout the enterprise. We’re doing this on an increasingly global scale as our clients ask us to provide the same services we’ve delivered in the U.S. to their global efforts.

We believe that the following current trends and dynamics of the information services industry provide us with multiple growth opportunities:

•	Increasingly targeted, interactive/digital marketing strategies accompanied by erosion of mass media as preferred method to reach consumers
•	Consumer empowerment – new ways to get information and entertainment

•	Move toward non-traditional communication tools and technology
•	IT transformation and adoption of grid technology
•	Growing targeted industry applications for image recognition technology
•	Technology advancements in data management, removing structured vs. non-structured data impacts
•	Increasing demand for business intelligence – transforming huge stores of data into insight for real-time and operational decision making
•	Consumer privacy, security and fraud management demands
•	Changing competitive landscape; consolidation
•	Globalization

These trends are driven by the changing needs of our clients in an evolving marketplace. The combination of demographic shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels have made the information management process increasingly complex. Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, on-line services and the Internet. The multiplicity of these marketing channels creates ever-increasing volumes of data and has compounded the growth and complexity of managing data.

Advances in computer and software technology have also unlocked vast amounts of customer data which historically was inaccessible, further increasing the amount of existing data to manage and analyze. As these data resources expand and become more complex, it also becomes increasingly difficult to integrate all the fragmented, disparate and often outdated information. The challenge to obtaining accurate and complete customer data lies in obtaining, enhancing and integrating data from across an organization to form a single, comprehensive view of individual customers. Companies are increasingly looking outside of their own organizations for help in managing the complexities of their information needs. The reasons for doing so include:

•	Allowing a company to focus on its fundamental business operations
•	Avoiding the difficulty of hiring and retaining scarce technical personnel
•	Taking advantage of world-class expertise in particular specialty areas, including consulting and analytics
•	Benefiting from the cost efficiencies of outsourcing
•	Avoiding the organizational and infrastructure costs of building in-house capability
•	Benefiting more from the latest technologies

Advances in information technology and fragmentation of the media, combined with the ever-increasing amounts of raw data and the changing household and population demographics, have spurred the transition from traditional mass media to targeted one-to-one marketing. One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message. The Internet has rapidly emerged as an ideal one-to-one marketing channel. It allows marketing messages to be customized to specific consumers and allows marketers to make immediate modifications to their messages based on consumer behavior and response. In many cases, digital marketing can also accomplish these objectives far more cost effectively than existing marketing media. Acxiom’s enterprise information services are at the heart of these evolving business needs.

Enterprise Information Services for Customer Relationship Management (CRM)

Most businesses are aware that the various types of data they gather and maintain – customer, product, financial, sales and marketing – can be a competitive resource for acquiring and retaining customers, provided that the information is well-maintained and optimized throughout the organization. Today, companies understand that Customer Relationship Management (CRM) is a business strategy, not a piece of software, and that management of their information assets is one of the keys for turning the promises of CRM success into reality. Acxiom’s services help companies answer important business questions, such as:

•	Who are our existing customers?
•	Who are our prospective customers?
•	Who are our most profitable customers?
•	What are the common traits of our existing customers?

•	What do our customers want and when do they want it?
•	How do we service our customers?
•	How should we price our products and services?
•	What distribution channels should we use?
•	What new products should we develop or what old products should we retire?

Gartner, Inc., a leading international industry analytical, research and advisory firm, has reported that without adequate resources to focus on data quality, an organization’s CRM efforts will not be successful. Gartner states that the key to enterprises being able to deal effectively with their customers is to know them – who their customers are, what they want, and why they want it. It is also critical, says Gartner, to know how to use that information. The more businesses know about their customers, the more they can do with that information to improve the likelihood of sales and improve the levels of service. In a report entitled “CRM Demands Data Cleansing” by Ted Friedman, Scott Nelson, and John Radcliffe (December 3, 2004), Gartner cites a case study in which a manufacturing industry company incorrectly labeled a subset of its large customers, which caused them to be overlooked in a market segment analysis. The resulting lack of interaction with that customer segment cost the manufacturer $5 million in revenue in one year.

Gartner reports that CRM projects usually require various organizations within a company to work together around a shared single view of the customer, and that without the right customer information at the right time, it’s difficult to realize the goals a company has for its CRM efforts – regardless of company size, market leadership, or merger and acquisition history. Therefore, creating and leveraging a single customer view for operational, marketing and analytical purposes is critical to successfully target, acquire, develop and retain customers – the key goals for any customer-centric solution. That single customer view can only be obtained through customer data integration (CDI). Gartner goes on to state that CDI will remain a business imperative for most organizations, and that CEOs are demanding the single customer view that will make their customer-centric initiatives work.

In Forrester Research’s March 6, 2006 report entitled “Trends 2006 – Master Data Management,” analyst R. “Ray” Wang says that “trusted data sources” increase the quality and timeliness of customer data and remain complementary to data hubs. Wang states that enterprises continue to leverage companies such as Acxiom to replace hundreds of thousands of data-cleansing rules. The report notes that “continuous information refresh” not only improves customer matching accuracy but also validates data in real time and can trigger actions based on external events. Wang also states that the CDI market shows tremendous growth, and that in the aggregate, CDI vendors are closing about 45 to 55 deals a year. According to the article, CDI installations average $1.05 million to $1.13 million for licenses and require implementation services in the $3.53 million - $4.05 million range.

Forrester Research forecasts CDI growth rates of 42% in 2006, 35% in 2007, and 30% in 2008 for software licenses and professional services. In a report entitled “Five Predictions for the Future of Direct Marketing” by Eric Schmitt (February 16, 2006), Forrester concludes that direct marketing is undergoing a transformation, noting that in many companies, the marketing database, formerly used only to select names for direct mail campaigns, has become the marketing department’s system of record. Forrester states that these marketing organizations are “looking for much more than just better response rates: They want to optimize marketing contacts across all channels — and apply customer insight, derived from the database, broadly across the enterprise.” Further, in a report called “Interactive Marketing Channels to Watch in 2006,” by Shar Van Boskirk (April 27, 2006), Forrester predicts that by 2010, firms will spend $26 billion on Internet marketing, and reports that one-third of firms have already increased online spending by more than 25% in 2005 relative to 2004. Forrester predicts that more than half of these firms will increase online spending further by shifting dollars from other channels.

CDI is the combination of the technology, processes and services needed to create and maintain an accurate, timely and complete view of the customer across multiple channels, business lines and, potentially, enterprises, where there are multiple sources of customer data in multiple application systems and databases. In different ways, both the real-time enterprise and business process fusion depend on having this “single view of the customer.” The ability to successfully target, acquire, develop and retain customers depends on the availability, at the time and place of need, of high quality, comprehensive, up-to-date customer information and insight.

CDI’s critical role in CRM is reflected in one of Gartner’s Strategic Planning Assumptions, which says that, through 2008, the creation of an accurate, timely and rich single view of the customer across channels and lines of business will be a key enabler for reducing costs, managing risk, and increasing revenue and profitability in customer-centric organizations. How does a company know that the customer on the phone is the same one that was on its website one hour ago? Is it the same person, or is it just someone using that customer’s computer? Gartner concludes that enterprises need to have an ID system that allows them to link all interactions with a customer quickly and accurately. Such a constant ID system will be necessary, says Gartner, to take advantage of an environment where technology is modified to that customer’s desires and, in the process, enabling the enterprise’s CRM system to have a chance to truly support them. If an enterprise cannot be sure of who the customer is, and how to link that customer to the database and profiles it has created, Gartner predicts that the enterprise’s investments in CRM will be seriously compromised.

Enterprise Information Services for Risk Management

In addition to helping companies improve marketing results, another application for Acxiom’s enterprise information management solutions is in a company’s efforts to combat fraud and identity theft. As customer contact channels proliferate and data volumes continue to increase, the opportunity for fraudulent activity multiplies. Customer recognition capabilities are an important tool to verify that customers are who they say they are. As reports of instances of identity theft continue to increase, enterprise risk management has become a top concern for financial services as well as many other firms.

Our Competitive Strengths

The following competencies enable Acxiom to not only capitalize on the previously described market trends to drive growth, but also represent competitive differentiators that we believe uniquely position us to deliver high-value solutions for the information needs of our clients:

Ability to Transform Enterprise Information into Business Critical Insight

We believe that Acxiom is uniquely positioned to help our clients turn information into insight, to improve their marketing and business results. Our ability to deliver the right data to the right place at the right time to power marketing, risk management, and other critical business decisions is demonstrated by our 30+ years of experience delivering information management services, and is enabled by our core competencies:

•	Data content and product
•	Data integration, management and delivery capabilities
•	Information systems technology and management (including our innovative grid technology)

Accurate and Comprehensive Data Content and Products

We believe that we have the most comprehensive and accurate collection of U.S. consumer, property and telephone marketing data available from a single supplier. We believe we process more mailing lists than any company in the U.S. Our InfoBase consumer database contains more than 32 billion data elements and covers almost all households in the U.S. Our real estate database, which includes most major U.S. metropolitan areas, covers approximately 85 million properties. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for listed business and consumer telephone numbers in the U.S. and Canada. Our clients use this data to manage existing customer relationships and to target prospective customers. We also have strong “reference” data assets – information that clients use for non-marketing purposes, including data used in our employment screening and fraud and risk management solution offerings, an area of our business strengthened through the acquisition of InsightAmerica in the past fiscal year.

Acxiom’s offerings in Europe are closely aligned with those in the U.S. The acquisitions of Claritas Europe and Consodata S.A. have significantly enhanced Acxiom’s offerings in terms of data services and customer information throughout Europe. We are the leading provider of consumer data with industry-leading databases, with both household coverage and data depth across all major European countries with the exception of Italy. In the U.K. alone our InfoBase Lifestyle Universe product contains data on over 38 million adults residing at 21 million households covering over 95% of the U.K. population. In the U.K., Germany, France, Poland, Portugal, The Netherlands and Spain, we maintain consumer data collection programs in order to build proprietary data products. Acxiom provides leading customer information in these European countries in which it now has physical operations.

Our European customer information and segmentation offerings are similar to our InfoBase offerings in the U.S. and in the U.K. While there are some differences between InfoBase in the U.S. and the U.K. and differences country-to-country for InfoBase equivalents, the core value proposition to Acxiom clients remains the same regardless of location.

In Australia, Acxiom is a leading supplier of consumer, business, telephone and property information for marketing purposes. Under a range of brand names, Acxiom’s data products are used by major financial institutions, telecommunications companies and retailers to help them strengthen their customer relationships and grow their market share. Our clients use data from our databases to target prospective customers and strengthen relationships with their existing customers.

Through our acquisition of ChinaLOOP, we hope to become one of the premier data providers in China. Currently, Acxiom China is a business intelligence, customer relationship management, and data management company headquartered in Shanghai with additional operations in Beijing. It provides data, database management, and data services to a number of Asian and international clients.

Industry-Leading Customer Data Integration, Data Management and Data Delivery

We invented the term “Customer Data Integration” and remain unparalleled in our ability to transform and integrate massive amounts of data. Based on our knowledge of the industry, we believe that we have no peers when it comes to building and managing huge databases. That’s why so many of the largest companies across many industries have chosen Acxiom as their data management partner. And we have the ability to help our clients execute their enterprise-wide data management initiatives. We help deliver the right data to the right place at the right time to power all sorts of business decisions.

With our new data factory line of business we are creating a whole new market space for Acxiom with our ability to integrate and transform voluminous, raw data input from multiple sources into enriched customer-defined information products. And we now have industry-leading capabilities in e-mail marketing and Web-based services through our acquisition in the past fiscal year of Digital Impact (now called Acxiom Digital). These capabilities come with a serious responsibility for privacy and security. We are committed to securing the data we manage, and we work closely with our clients to ensure it is used only for proper purposes.

Data integration for enterprise data management - We believe that our Customer Data Integration capabilities, powered by AbiliTec, combined with related real-time customer recognition software and infrastructure, are the leading solution for companies seeking to better integrate their customer data and manage their customer relationships. CRM involves analyzing, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or other customer point of contact in real time is critical to the CRM process. Acxiom’s Customer Data Integration products and services are designed to fully meet these challenges for its clients.

As the basic infrastructure for integrated CRM solutions, AbiliTec allows the linking of disparate databases across a client’s business and makes possible personalized, real-time CRM at every customer touchpoint. AbiliTec’s unprecedented scope, accuracy and speed contribute to Acxiom being established as the Customer Data Integration leader, using AbiliTec both as an internal processing tool and as the enabler of the single customer view that drives true, one-to-one marketing.

AbiliTec permits up-to-the-minute updating of consumer and business information with our data, thereby creating a new level of data accuracy within the industry. By applying this unique, patented technology, we are able to properly cleanse data and eliminate redundancies, update data to reflect real-time changes, and combine our external data with our clients’ internal data.

The financial benefits for our clients generated by faster processing times are multi-faceted. Our clients gain advantages from AbiliTec by:

•	Greatly improving the speed with which campaigns are brought to market in order to seize opportunities more quickly.

•

Leveraging shorter turnaround times to increase the frequency of data warehouse updates. With AbiliTec, some Acxiom clients have moved from monthly to weekly updates, others from weekly to nightly, and some utilize the technology in an on-line transaction processing (“OLTP”) mode to update their data continuously, as new information becomes available.

•

Basing marketing and other business decisions on more accurate data. In the world of customer or prospect data warehouses, fresher information equals more accurate information. Integration of correct names and addresses also ensures that more accurate data is reflected for the customer or prospect.

Also, AbiliTec enables our clients to better serve the consumer privacy preferences of their customers. Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to allow their customers to access, correct and selectively opt-out their information, provide better safeguards around their customers’ information, and facilitate the addition of information such as preference in time and manner of contact.

End-to-end data warehousing and business information solutions - Acxiom has extensive experience in designing, developing, managing and operating massively large-scale databases for some of the world’s largest, most successful companies, e.g., CitiGroup, GE Finance, Federated Department Stores, IBM and Sears.

Information Systems Technology and Management

We have extensive expertise and large-scale capacity in managing data centers – our own and those we manage for our outsourcing clients. Some of the most tangible examples of our commitment to innovation can be found in our data centers. Our growing grid computing environment is evidence of the strides we have made with this scalable, configurable platform. It is our capability around information systems and management that enables our other core competencies, and is the foundation for all we do.

Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and cost effectively transform the data into useful information. We currently manage 7.5 petabytes of storage, which includes over 2.7 petabytes of database solutions. A petabyte, the scale often used when measuring large computer storage, is the equivalent of 1000 terabytes, or one quadrillion bytes.

Our open system environment allows our clients to use a variety of tools, and provides the greatest flexibility in analyzing data relationships and optimizes our clients’ requirements for volume, speed, scalability and functional performance.

Leveraging grid technology - Intelligent, enterprise-wide decisions rely on timely, information-rich business processes to drive competitive differentiation. Analytics-based decisioning — powered by customer, product, process and people information — is the critical enabler of strategy. With the grid-powered Business Information Grid™, Acxiom has successfully created a powerful infrastructure that can integrate the necessary data and computing resources and enable collaboration to optimize business processes and achieve strategic goals.

•

Customer-relationship-driven businesses are intent on building business processes that are “customer-intimate” to support acquisition and customer experience goals by delivering the optimal offer and treatment in real time - whether at the point of sale or service.

•

Product-differentiation strategies are enabled by understanding preference, psychographic and demographic imagery and lifestyle trends, and then engineering products and services that are targeted at adopting segments.

•

Organizations committed to operational excellence are focused on leveraging supply-chain information to minimize working capital while ensuring that customer service levels surpass customer price-point-based expectations.

•	These diverse business objectives have a common value driver — they are enabled by information-rich business processes that improve the quality and timeliness of decision-making.

In this digital age, marketing and treatment personalization demands flexibility and throughput from the IT infrastructure. With predictive analytics techniques embedded in customer touchpoint strategy, computing horsepower is a prerequisite. And with identity management at the center of the customer relationship, the enterprise must have technologies that enable fraud prevention and risk mitigation. Competitors in this new era of information stewardship also must consider enhanced compliance with internally and externally driven security and privacy policies.

Over time, these business initiatives have created increasingly complex IT environments with heterogeneous hardware/operating systems and disparate data warehouse architectures, all posing significant challenges to the IT executive’s ability to meet the information demands of internal clients. These internal clients are typically organized in vertical business units requiring 360° views of the customer by integrating business-unit and third-party data.

To meet these business needs cost effectively on a common information processing platform that can be leveraged enterprise-wide, innovation is required — innovation in fundamental interoperability with a vision of providing business insight to decision makers. By clearly defining organizational strategy and linking process management goals with this type of pioneering information technology, an organization can deploy this ground-breaking IT infrastructure enabling the information-rich enterprise to execute real-time decisions for differentiated customer experiences, products and processes and delivering sustainable competitive advantage.

The Business Information Grid is an integrated, grid computing solution based on a service-oriented architecture designed to unlock the potential of enterprise-level business information by incorporating the following:

•	High-performance computing power and scalable data storage
•	Integrated customer data management and cleansing capabilities
•	Integrated access to enterprise and third-party data assets
•	Closed-loop analysis, decision making and deployment in batch or real-time environments

During the past fiscal year, Acxiom entered into a technology and distribution agreement with EMC Corporation whereby we combined our grid technology platform with EMC’s portfolio of data storage, information management and resource management solutions to help clients take advantage of the more scalable, flexible grid-based information infrastructure – the Business Information Grid. As part of the agreement, EMC acquired our information grid software, and we retained the right to have access to the software as well as to further developments to the software for continued use in connection with our own business. Together with EMC, we plan to jointly develop and market a solution to customers, initially as a hosted offering from our facilities and, over time, to integrate relevant systems, software, services and data from both companies into a complete product-based information grid solution for clients to deploy within their own enterprises. As a key component of next-generation information infrastructure, grid technology enables clients to improve computer utilization, enhance information access and workflow, optimize distributed information access, and deliver faster time-to-results.

Acxiom has been an industry leader in developing grid-based technology, which works by breaking down large jobs into smaller, separate tasks, then assigning them to computers linked together in the grid. Large mainframe computers process jobs linearly, i.e., they must first complete one task before going on to the next. Grids, on the other hand, can process separate tasks simultaneously, thereby providing much faster results. Additional servers connected through the grid can be called into service as needed to assist during peak workload periods, thereby making the most of their combined available power. Utilization of the grid enables clients to avoid multi-million dollar up-front investments in servers, resulting in significant cost savings. In addition, the grid enables us to offer our services to a broader range of clients, including companies whose processing needs are on a much smaller scale than that of our historical clientele. Benefits of a grid platform include:

Performance - The grid-based architecture uses commodity-based servers to replicate the performance of a supercomputer that would cost many times more. When clients need to increase their processing capability, we simply allocate an additional “node” or personal computer processor to the grid, rather than having to invest in another large, expensive computer. Jobs that could take up to eight hours on a mainframe can be completed in 20 minutes in the grid.

Scalability - The grid-based architecture allows us to add additional storage as clients need it, thereby providing on-demand capacity. This enables our clients to store historical data for use in trending, modeling and analytics, creating more sophisticated and accurate models than ever before. The scalability works both ways: if less storage space is needed, we can scale back the amount of grid dedicated to a particular client.

Adaptability - The solution is comprised of a standard set of components and tools. Using these “plug and play” components, it is easier and faster to set up new, repeatable and powerful processes. The standard framework can be easily configured for a specific client or industry as needed.

Security - Our security objective within the grid operation is that no intellectual property (i.e., data, software, or algorithms) stored in or in transit to/from the grid can be copied or moved outside in a usable format without appropriate authentication and authorization.

We provide both traditional batch marketing solutions as well as real-time solutions, both via our acquisition and customer marketing database framework. We believe that through this framework — which leverages large-scale databases, grid technology, InfoBase and AbiliTec — Acxiom is leading the industry in a fundamental shift from traditional linear campaigns to continuous campaign management. We offer our clients weekly, daily and even real-time updates, thereby dramatically increasing the frequency with which they can execute marketing campaigns. The competitive advantage that may be gained by clients using the grid is improved marketing offers that drive a greater response, in addition to increasing the timeliness of campaigns and the revenues generated. Through our real-time marketing solutions, clients are able to get a consistent and immediately available customer view and decision engine that help them make effective, instantaneous marketing offers, based on comprehensive business rules, across all of their front-office applications.

Privacy Leadership

We have always taken an active approach with respect to consumer privacy. The growth of e-commerce and companies’ needs for consumer information mean that we must work even harder to guarantee that our policies offer individuals the protection to which they are entitled. Consequently, we actively promote a set of effective privacy guidelines for the direct marketing, e-commerce, and information industries as a whole. Industry-wide compliance helps address privacy concerns across the globe. Furthermore, we are certified under the European Union Safe Harbor and contractually comply with other international data protection requirements to ensure the continued free flow of information across borders.

We have a dedicated team in place to oversee our compliance with the privacy regulations that govern our business activities in the various countries in which we operate. We are committed to the protection of consumer information by promoting policies within the industry that offer individuals the choices and protection to which they are entitled, while preserving the flow of information that provides the many conveniences consumers have come to expect. Our Global Privacy Officer has extensive knowledge of U.S. federal and state laws governing the use of information, and is sought by both policy makers and regulators for her views of effective use of personal information. She is a frequent speaker on privacy and customer relationship management, and she has published numerous articles and has participated in writing books on these subjects.

Our Fair Information Practices Policy outlines the variety of measures we take to protect consumers’ privacy. A copy of this policy is posted on our website at www.acxiom.com. We educate our clients and associates regarding consumer privacy issues, guidelines and laws. Our policy also explains the steps that consumers may take to have their names removed from our marketing products and to obtain a copy of the information we maintain about them in our reference products.

Companies are assessing their privacy policies and beginning to recognize that newly-developed customer data integration technology can help them honor an individual’s preferences and address consumers’ concerns. We believe that technologies such as AbiliTec will enable businesses to move beyond mere privacy “protection” and toward aggressive consumer advocacy. Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to honor their customers’ preferences and selectively opt out of certain practices, and provide better safeguards around their customers’ information.

Privacy legislation is pending in Congress and in most of the 50 states, and we anticipate that additional legislation will continue to be introduced in the future, both in the U.S. and abroad. While there has been a significant amount of proposed legislation, we believe that as legislators come to better understand the importance of information as a fundamental building block of a robust economy, reasonable legislative approaches to information use will prevail. We are supportive of legislation that codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer’s personal information is shared with independent third parties for marketing purposes. We recognize that different types of personal information should be afforded varying safeguards, so with regard to certain types of sensitive personal information, we support choice on an opt-in basis for third-party marketing use. Acxiom also supports legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Service Culture and Ability to Deliver

Service has been at the heart of who we are for decades. In fact, it is one of Acxiom’s five core values:

•	Leadership: Inspiring Others to Succeed
•	Teamwork: Achieving Greatness Together
•	Integrity: Doing the Right Thing
•	Innovation: Envisioning and Seizing the Future
•	Service: Going the Extra Mile

At Acxiom we have always been very client-focused, willing to adapt our approaches to suit our clients’ needs. Our commitment to service is demonstrated at Acxiom in many ways. It’s the willingness to go to extraordinary lengths to help, no matter what the situation. It’s equally applied to serving external clients and internal stakeholders. Our clients consistently report that their Acxiom teams get the job done regardless of any obstacles. We believe that our client-focused philosophy and ability to deliver represent a unique competitive differentiator in our market space. In a January 2006 report on database marketing services providers, Forrester Research reported that Acxiom received the highest customer feedback of any company in this evaluation - a nearly perfect score - for reliability of execution and operations. Acxiom was described by clients as “ultra-reliable.”

We have consistently been recognized for our leadership in a number of areas, including technical innovation and marketplace excellence. In 2006, Acxiom:

•

Received the prestigious 21st Century Achievement Award from the Computerworld Honors Foundation for positive contributions to the global information technology revolution with the development and delivery of its grid technology.

•	Was named one of the “Best Places to Work in Information Technology” by Computerworld magazine, the fourth time we have been ranked in the top 100 work environments for technology professionals.
•

Was named one of the top 30 providers of financial technology applications in the “FinTech 100,” a listing of the top technology providers compiled by American Banker and the research firm Financial Insights.

•	Was ranked No. 5 on Gartner’s March 2006 List of Worldwide IT Service Productivity Vendors for 2004 (based on Worldwide Service Revenue per Service Employee).
•	Received the Corporate Leadership Award from the Direct Marketing Educational Foundation.
•	Saw its Digital Impact business named a “leader” among e-mail service providers in Forrester Research’s annual ranking of e-mail marketing service providers (“Leader” is Forrester’s highest category).

These awards follow similar recognition in previous years, such as when Acxiom’s innovation in the use of grid-computing applications received the Data Warehousing Institute’s 2004 Best Practices Award for “Radical Data Warehousing/Business Intelligence.” We were also named as a finalist in the “Most Innovative Company” category by the 2004 American Business Awards for our continued development of grid computing systems for large commercial applications, as well as for our long-term contributions to protection of consumer privacy. Acxiom leaders have been invited to speak at a number of prestigious events, including the Grid Today 04 conference in Philadelphia, regarding our grid technology. Publications as diverse as Fortune, Database Trends & Applications, and Internet Retailer have recognized our leadership role in the new grid-based technology. Acxiom was named to the 2004 CIO 100 ranking of top companies that best demonstrate organizational agility, and we were recognized by CRM magazine as a Data Quality Market Leader.

Our Growth Strategy

Our growth strategy is built upon our fundamental competencies, is aligned with market growth drivers, and includes the following strategic components:

•

Grow our core services and data business. We will capitalize on existing opportunity for growing our core services and data business, and we will remain focused on preserving and protecting our existing business.

•

Expand our business through new markets, offerings and distribution channels. We will expand through entering new, related markets; introducing new, innovative offerings; and finding new channels for broader distribution of our offerings.

•	Improve our operational effectiveness. We will implement operational efficiencies in all aspects of our business.

For each component of our growth strategy, we have defined strategic objectives and assigned senior leadership accountability for execution.

The introduction of Acxiom’s risk mitigation suite of offerings is one example of execution on our strategy to expand into new, related businesses. Our acquisition of InsightAmerica (now called Acxiom Insight) in the last fiscal year brought a powerful combination of deep data resources and technology with the kinds of analytics and scoring that are necessary for businesses to fight fraud and mitigate risk. Combined with Acxiom’s fraud management platform and the Acxiom Information Security Services business, this new line of business delivers a broader suite of offerings that address the complete risk mitigation spectrum.

The acquisition in the past fiscal year of Digital Impact (now called Acxiom Digital), a leading provider of integrated on-line marketing solutions for global 2000 companies, expanded our capabilities in the growing digital technology marketplace and provides us with the ability to provide clients with a full suite of direct marketing services designed to meet the challenges of today’s marketing environment. Acxiom Digital uses a proprietary technology platform to deliver on-line marketing campaigns, and it offers an end-to-end solution that includes designing, sending and analyzing the results of each campaign. Campaigns are executed across multiple media channels, including personalized e-mail, targeted websites, Web advertisements, search engines and direct mail. The acquisition of this Silicon Valley-based company complements our acquisition in the prior fiscal year of mid-tier marketing services provider SmartDM (now called Acxiom Direct), thereby positioning us to better meet the large-scale needs of our traditional customers (the nation’s top-tier marketers), while expanding the markets we can serve by enabling us to meet the smaller-scale needs of mid-tier marketers.

Additionally, Acxiom has a defined “People Strategy” that is aligned with our growth strategy. Key components include:

•	Creating innovative programs that set us apart from other employers
•	Ensuring we have the right people, in the right place, at the right time to support our business and financial objectives
•	Providing the right information to effectively monitor success

Business Segments

We report segment information consistent with the way we internally manage our operations to assess performance and to allocate resources. During fiscal year 2006, in order to better reflect the way we operate and review the business, we changed our business segments to consist of U.S. Services and Data and International Services and Data. The previously reported IT Management segment has been consolidated with the U.S. Services and Data segment.

Both of the segments include consulting, database and data warehousing, list processing services, data content and software products. U.S. Services and Data also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. We evaluate the performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items.

Information concerning the financial results of our business segments and the total assets of each business segment is included in Note 21 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are attached to this Annual Report as part of the Financial Supplement.

U.S. Services and Data Segment

Our U.S. Services and Data segment provides solutions that integrate and manage customer, consumer and business data using our information management skills and technology, as well as our InfoBase data products. We believe that AbiliTec, which provides Customer Data Integration capabilities, together with our acquisition and customer marketing database solutions, positions us for a greater share of the growing demand for integrated customer management solutions. Our grid technology, AbiliTec linking technology, acquisition and customer marketing database solutions, InfoBase data, and intellectual property for building and managing large-scale database environments give our clients the ability to reach their customers more rapidly, efficiently and accurately and to target their sales efforts accordingly. We build customer and information management solutions for our clients in the following service areas:

•	Marketing database and data warehouse design consulting
•	Data integration
•	Data warehouse/database management and delivery
•	Marketing applications
•	List processing

Our AbiliTec-enabled solutions allow us to more effectively integrate and manage data. We believe that AbiliTec is the leading software solution for companies seeking to integrate and manage their customer data and customer relationships. It allows the linking of separate, disparate databases across a client’s business, provides unprecedented speed and accuracy and permits real-time updating of consumer and business information. AbiliTec is a software product that is licensed to our clients and sold through the following channels: enterprise, database, channel partner, service bureaus and direct marketing. Our AbiliTec-enabled solutions deliver more accurate, accelerated data solutions that help businesses reduce costs, gain a better understanding of their customer base, and build loyal, trust-based customer relationships.

Based upon our knowledge of the industry and our competitors’ products, we believe our InfoBase and Personicx® products, as well as our Fraud Management Platform products, represent the industry’s most comprehensive and accurate relationship management, risk management, and operational efficiency data product offerings. They are available either on a stand-alone basis or integrated into our customized service offerings.

With recent acquisitions, we have added e-mail marketing capabilities as well as hosted Web applications and messaging technology infrastructures to our range of services, which will allow us to better deliver integrated campaign management, analytics, and e-messaging services focused on strategic data-driven marketing results.

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

Our information technology outsourcing services enable our clients to focus on their core businesses while we manage their technical infrastructure needs. We provide the IT services for large systems, midrange and client/server platforms and networks. Acxiom delivers value by leveraging our unique products and services, such as our grid platform, data, technology and marketing services. This in turn enables companies to maximize the value of their customer relationships.

Our data center outsourcing services give our customers a secure, high-performance network and computing environment, supported by experienced IT professionals. The benefits include:

•	Maximization of value from IT assets and information system staff
•	Computing and network capacity driven by client demand
•	Highly scalable computing and network environments
•	“24 x 7” system availability

Our IT solutions cover the computing needs of our clients, ranging from full mainframe and midrange information processing centers to desktop applications. Acxiom currently operates several large, high-availability data centers around the globe, manages high-speed networks, and hosts Internet e-commerce applications. Acxiom’s IT services have the added specialty of supporting the very large databases needed by companies who sell to consumers. We have developed a storage-centric IT infrastructure to manage the massive amounts of data these companies require. Our leadership in grid technology provides our clients with a flexible and scalable approach to on-demand access, management and updating of customer data for advanced analytics and database marketing. We provide the infrastructure and managed services that power our customer and information management solutions.

We offer technology services in the following areas:

•	Mainframe platform outsourcing
•	Midrange and client/server platform outsourcing
•	Network management
•	Web hosting management
•	Storage management
•	Security management
•	“Data Factory” reengineering leveraging the grid infrastructure
•	Business continuity services

International Services and Data Segment

Our International Services and Data segment provides customer data, data management, risk management and business process outsourcing solutions to clients across the globe. With the acquisition of Claritas Europe, Consodata and ChinaLOOP, we believe that we are positioned to meet businesses’ needs in Europe and beyond. We are currently helping clients solve business problems in the following locations: Canada, Mexico, Puerto Rico, Brazil, United Kingdom, France, Germany, Poland, Portugal, The Netherlands, Spain, China, Australia and New Zealand. International offerings include:

•	Customer Management Solutions - Including marketing databases, customer recognition, interactive solutions and decision support tools
•	Customer Data Integration Solutions - Including advanced AbiliTec (information-based) customer data integration and traditional data hygiene/matching

•	Data - Including a wide range of lifestyle data, specialist data, e.g., suppression solutions, data collection solutions, segmentation solutions, interactive/online data, online access to Acxiom data, GIS data/solutions
•	Consulting & Analytics and Privacy Leadership Consulting
•	Business Contact Center - Based in the U.K., an integrated call center and fulfillment house serving all media channels

Our global vision is to provide market-leading customer data and data management solutions locally, while also helping our clients solve the challenges of multi-country customer information management and data integration. We intend to meet this challenge by cleansing, integrating, hosting and enhancing client customer data from a single architecture. Using postal standards from the postal authorities of over 235 countries, we anticipate that these services will fully leverage our grid technology and superior AbiliTec-driven data integration capabilities. Also incorporated are our InfoBase content, our Personicx segmentation solutions, and the expansive data assets of new international markets.

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. Some of our major clients include American Express, Bank of America Technology & Operations, Baxter International, Capital One, CitiGroup, City of Chicago, DeLuxe, Discover Card, eFunds, Federated Department Stores, GE Finance, General Motors, Guideposts, HSBC Bank USA, HSBC Technology & Services (USA), IBM, Information Resources, Inc., JP Morgan Chase, MBNA America Bank, Philip Morris, Primedia, R.L. Polk, RR Donnelley, Sears, Sprint, TransUnion and Washington Mutual.

Our 10 largest clients represented approximately 39% of our revenues in fiscal 2006. No single client accounted for more than 10% of our revenue during the last fiscal year. We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts with initial terms of at least two years in length. We have historically experienced high retention rates among our clients.

Sales and Marketing

We take a solution-selling approach that combines the full scope of our strengths to deliver solutions for clients that enhance their profitability, reduce risk, and lower costs. Our core branded offerings include:

•	Data (under the InfoBase brand),
•	Customer Data Integration (under the AbiliTec brand),
•	Database services, IT outsourcing, fraud management, analytics, privacy consulting (all under the umbrella Acxiom brand).

We maintain a strong focus on industry expertise to ensure that we understand our clients’ unique business opportunities and challenges. This was achieved to a greater degree than ever in the past two fiscal years as Acxiom has introduced and standardized a required and intensive training and “accreditation” process for sales associates. We continue to promote a sales and marketing-driven culture that encourages each associate to understand how he or she can better promote the sale of Acxiom solutions and the satisfaction of our clients. It complements the strong product/service delivery culture that has helped Acxiom succeed in the past. The sales and marketing-driven attitude extends across the enterprise, and sales activities with major clients involve a high level of collaboration and cooperation across all levels of leadership in sales, marketing and operations.

We partner with many of the world’s leading systems integrators, as well as hardware and software companies, to create and distribute superior customer and information management solutions for the market. Our partners include such companies as Accenture, D&B, EMC, Equitec, HP, IBM, Moore Wallace Response Marketing Services, SAS Institute, SUN, TransUnion and USADATA. We will continue to seek alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services, or market presence in a new industry.

Pricing for Lines of Business

Pricing for all of Acxiom’s line of business offerings must yield adequate returns on invested capital and overall margins that exceed pre-defined targets.

CDI Services

Market-based pricing guidelines are followed for Customer Data Integration (CDI) services such as data cleansing/postal hygiene, merge/purge processing, and customer recognition. When AbiliTec is licensed to our clients, it is priced under a subscription model. AbiliTec may be sold as part of an AbiliTec-enabled service and priced as a bundled offering such as a customer recognition solution.

Marketing Services

(a) Marketing Database Services

Data warehousing and database management solutions for Acxiom’s top tier clients are typically custom engagements and prices are developed after examining the scope of effort and degree of complexity required to develop and maintain the solutions.. Changes in scope or on-going change management may result in additional fees to our clients. In its mid-tier and below markets, Acxiom offers pre-packaged or standard database solutions and components to clients seeking more economical options than pursuing a highly customized solution. Any customization of these standard solutions will result in additional fees.

(b) Digital Services

Digital e-mail marketing services are typically priced in multi-year arrangements using market-based pricing guidelines. Prices may be adjusted due to the degree of customization or complexity. Search and strategic marketing services are priced on both a retainer and project basis using standard pricing guidelines adjusted for specific program complexity and volume.

(c) Direct Services

Direct marketing services are typically priced on either a defined program retainer basis for one year or on a project-by-project basis. For annual or multi-year arrangements the prices are based on the program complexity and volume.

Data

Market-based prices are published for most of our data products. Licenses for our entire consumer or business databases for one or more years are priced individually. Data pricing typically follows a subscription model, a transaction model or a combination of the two.

Risk Mitigation

Market-based pricing guidelines are followed for all of the offerings within the Acxiom Insight line of business. Pricing within each offering varies substantially due to variables such as optional components, transaction volumes and delivery channels utilized. Identity verification solution pricing, employment screening, and data pricing follow a transactional model. Collection solution pricing and investigative solution pricing both follow a software license model.

Consulting

Analytics and consulting services are typically priced under a professional services model (time and materials). Certain types of analytical models may be priced on a fixed fee, per model basis.

IT Services

IT management services are custom solutions and prices are negotiated with each client individually. Pricing is highly dependent on service levels, transfer of assets, transfer of human resources and other infrastructure issues. Agreements are multi-year and additional fees happen through contracted growth rates and additional out-of-scope requests.

Competition

Although the information services industry in which we operate is highly competitive, we believe that we are the U.S. leader in our field of expertise. Within the industry, there are data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms and teleservices companies that compete with us. Many firms offer a limited number of services within a particular geographic area, and several are national or international companies and offer a broad array of information services. However, we do not know of any single competitor that offers our entire range of products and services.

In the U.S. services arena, we compete primarily with in-house information technology departments of current and prospective clients, as well as firms that provide data warehousing and database services, mailing list processing and consulting services. Competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price. We have three primary competitors in the data warehousing and database services and mailing list processing sectors.

In the U.S. data sector, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that the client needs and, to a lesser extent, the pricing of information products and services. We have four principal competitors in this market. We also compete with hundreds of smaller firms that provide list brokerage and list management services. An emerging market is the Internet-driven data market. This market consists of two primary areas of emphasis: the use of the Internet to collect and deliver data, and the use of e-mail addresses for reaching consumers for marketing. The addition of the Internet into the traditional compilation and distribution channels has made the market more diverse with potentially lower barriers to entry.

In the IT management market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments and price. In this arena, we have four primary competitors and three lesser competitors, as well the in-house IT departments of current and prospective clients.

In Europe, we face similar competition as in the U.S. in terms of the scope and type of competition. While there is a broader range of competitors across Europe, particularly for customer data, the major competitors in both the services and the data markets are very similar to those that we have in the U.S.

In Australia and New Zealand, our competitors in the services arena are predominantly well-established local businesses or the in-house IT departments of current and prospective clients. However, some large global competitors have recently begun to offer their services in these countries. Our competitors in the data arena are generally local Australian and New Zealand companies, with the exception of one global business-to-business data provider.

In 2004, Acxiom established a presence in China by purchasing an existing business which was one of the first providers of data services in that country. The competition in China is fragmented, with only a few local firms providing similar services. Well-known global providers, however, have recently been attracted by the potential of the Chinese market and appear to be investing heavily. We have three major international competitors in China, one in the data management area, and two in the data providing sector.

Employees

Acxiom currently employs approximately 6,765 employees (associates) worldwide. None of Acxiom’s U.S. associates are currently represented by a labor union or are the subject of a collective bargaining agreement. To the best of management’s knowledge, approximately 21 associates are elected members of work councils representing Acxiom associates in France, Germany and the Netherlands. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

Item 1A.	Risk Factors

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

The complexity and uncertainty regarding the development of new technologies affect our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of innovative products and technology. We are also potentially affected by:

•	Longer sales cycles for our solutions due to the nature of that technology as an enterprise-wide solution;
•	The introduction of competent, competitive products or technologies by other companies;
•	Changes in the consumer and/or business information industries and markets;
•	The ability to protect our proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and
•	The impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geographies where our products and services are deployed.

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

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from the increasing public concern over consumer privacy issues. In the U.S., both the Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data. In most of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting some kinds of data. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients’ requirements, potentially resulting in decreased revenues, net income, and earnings per share.

We could experience a breach of the confidentiality of the information we hold or of the security of our computer systems.

We operate extremely large, powerful and complex computer systems that contain personally identifiable data. Unauthorized third parties could attempt to gain entry to such systems for the purpose of stealing data or disrupting the systems. We believe that we have taken adequate measures to protect them from intrusion, but in the event that our efforts are unsuccessful we could suffer significant harm. Further, we handle large quantities of personally identifiable information that must be maintained on a confidential basis. In the event the confidentiality of such information was compromised, we could suffer significant harm.

General economic conditions and world events could result in a reduced demand for our products and services.

As a result of the economic recession which began in 2001, we experienced a reduction in the demand for our products and services as our clients looked for ways to reduce their expenses. Although the economy has improved significantly, how our clients procure our products and services has changed in some instances. Many clients are negotiating their contracts through a contracts procurement representative rather than through their business leaders. In the face of increasing demands by clients for price reductions and discounts, we are challenged with pricing our products and services so as to be able to make reasonable profits. We likewise continue to be challenged with controlling our expenses, given that a significant portion of our costs is fixed. If we are not successful in meeting these challenges, we could suffer lower net income and earnings per share. In addition, world events such as the conflict in Iraq and the continuing threats of terrorism may have a negative impact upon the economy in general and upon our business as well, if our clients become hesitant to embark on discretionary spending programs.

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

Competition for qualified technical, sales and other personnel is often intense, and we periodically are required to pay premium wages to attract and retain qualified associates. There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other associates necessary to conduct our operations successfully.

The nature and volume of our customer contracts may affect the predictability of our revenues.

While approximately 71% of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from customers with long-term contracts is not necessarily “fixed” or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related. With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related. Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers. In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

Our operations outside the U.S. subject us to risks normally associated with international operations.

We conduct business outside of the United States. During the last fiscal year, we received approximately 14% of our revenues from business outside the United States. In fiscal year 2004 we completed the European acquisitions of Claritas Europe and Consodata S.A., and in fiscal year 2005 we acquired ChinaLOOP in Shanghai, China. We continue to evaluate possible acquisitions and alliances outside the U.S. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. These factors include legislative, judicial, accounting, regulatory, political or economic conditions in a specific country or region, trade protection measures, and other regulatory requirements. In order to successfully expand non-U.S. revenues in future periods, we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances. To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited, and our operating results could be materially adversely affected. In general, each of our foreign locations is expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on our future costs or on future cash flows from foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks which are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Loss of data center capacity or interruption of telecommunication links could adversely affect our business.

Our ability to protect our data centers against damage from fire, power loss, telecommunications failure or other disasters is critical to our future. The on-line services we provide are dependent on links to telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients’ requirements, which could result in decreased revenues, net income, and earnings per share.

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

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. The last increase in the U.S. became effective in January 2006, the first increase since 2002. Due to the recent increase in fuel costs, however, the United States Postal Service has requested another increase to be effective in May 2007, if approved by the Postal Rate Commission. Postal rate increases could force direct mailers to mail fewer pieces and to target their prospects more carefully. Additionally, the amount of direct mailings could be reduced in response to disruptions in and concerns over the security of the U.S. mail system, its global counterparts, and other delivery systems. Such responses by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.

Industry consolidations could result in increased competition for our products and services.

The possibility of the consolidation or merger of companies who might combine forces to create a single-source provider of multiple services to the marketplace in which we compete could result in increased competition for us. We currently compete against numerous providers of a single service or product in several separate market spaces. (See the discussion above under “Competition.”) Since we offer a larger variety of services than many of our current competitors, we have been able to successfully compete against them in most instances. However, the dynamics of the marketplace could be significantly altered if some of the single-service providers were to combine with each other to provide a wider variety of services.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Item 2.	Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States. We also have operations in Europe, Australia and China. In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs. Construction on a new 30,000 sq. ft. data center in Little Rock has recently been completed, and the facility is expected to be occupied in the first half of fiscal 2007. Other than the possible consolidation of some of our European facilities, we do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2007. The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Phoenix, Arizona	Held in fee	Data center; office space	U.S. Services and Data
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	U.S. Services and Data
Fayetteville, Arkansas	Lease	Office space	U.S. Services and Data
Little Rock, Arkansas	Two leased buildings; one building held in fee	Principal executive offices; office space	U.S. Services and Data
San Mateo, California	Lease	Office space	U.S. Services and Data
Broomfield, Colorado	Lease	Office space	U.S. Services and Data
Stamford, Connecticut	Lease	Office space	U.S. Services and Data
Chicago, Illinois	Lease	Data center; office space	U.S. Services and Data
Downers Grove, Illinois	Lease	Data center; office space	U.S. Services and Data
Southfield, Michigan	Lease	Office space	U.S. Services and Data
Shoreview, Minnesota	Lease	Office space	U.S. Services and Data
New York, New York	Two leased offices	Office space	U.S. Services and Data
Independence, Ohio	Lease	Office space	U.S. Services and Data
Memphis, Tennessee	Lease	Office space	U.S. Services and Data
Nashville, Tennessee	Lease	Office space	U.S. Services and Data

Europe:
London, England	Lease	Office space	International Services and Data
Normanton, England	Lease	Data center; office space	International Services and Data
Sunderland, England	Lease	Data center; fulfillment service center; office space; warehouse space	International Services and Data
Teddington, England	Lease	Office space	International Services and Data
Lille, France	Lease	Data center; office space	International Services and Data
Paris, France	Lease	Data center; office space	International Services and Data
Frankfurt, Germany	Lease	Office space	International Services and Data
Munich, Germany	Lease	Office space	International Services and Data
Amsterdam, Netherlands	Lease	Office space	International Services and Data
Warsaw, Poland	Lease	Office space	International Services and Data
Lisbon, Portugal	Lease	Office space	International Services and Data
Madrid, Spain	Lease	Office space	International Services and Data
Australia:
Sydney, Australia	Lease	Office space	International Services and Data
China:
Shanghai, China	Lease	Office space	International Services and Data

Item 3.	Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope except as follows:

April Bell v. Acxiom Corporation (U.S. District Court, E.D. Arkansas, 4-06-CV-0485). This putative class action lawsuit case was filed April 17, 2006. It alleges that Acxiom had a duty to notify consumers of security breach incidents that occurred in 2003. Among other things, the complaint seeks an order requiring Acxiom to notify all class members in writing of the times their private information was breached, how it was breached, by whom, and what action Acxiom has taken to prevent further breaches of security. The plaintiff also seeks an order requiring Acxiom to remove the class members’ private information from its computer systems and enjoining Acxiom from obtaining such private information from the class in the future. The complaint also seeks compensatory and punitive damages, and attorneys’ fees. To date, a class has not been certified. We believe the case is without merit and we intend to defend the case vigorously. A motion to dismiss the complaint for failure to state a claim for which relief can be granted has been filed and is currently pending.

Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Charles Morgan, et al. (Pulaski County, Arkansas, Circuit Court, CV-05-8498). This case was filed June 23, 2005 against Charles Morgan and members of the Acxiom Board of Directors alleging that the board breached its fiduciary duty to the Company and its shareholders by failing to consider in good faith two acquisition proposals made by ValueAct Capital, in an attempt to entrench themselves as managers and directors of Acxiom. Among other things, the plaintiff seeks an order compelling the board to consider ValueAct’s offer in good faith and an award of attorneys’ fees. The defendants believe the case is without merit and have moved to dismiss the case.

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. District Court, S.D. Florida, 03-61063). This putative class action lawsuit, removed to federal court in May 2003, was filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. To date, a class has not been certified. No significant judicial action has been taken on the case until recently, when the court ordered the parties to submit to mediation, which has been in progress. If a settlement in an amount acceptable to Acxiom cannot be reached, we will continue to defend the case vigorously. We believe that we have acted in conformity with all applicable laws.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

EXECUTIVE OFFICERS

Acxiom’s corporate officers, their current positions, ages and business experience are listed below. Officers are elected by the board of directors annually or as necessary to fill vacancies or fill new positions. There are no family relationships among any of the individuals listed below:

Office of the Company Leader

Name	Position Held	Age

Charles D. Morgan	Chairman of the Board and Company Leader*	63

Rodger S. Kline	Director and Chief Finance & Administration Leader*	63

L. Lee Hodges	Chief Operations Leader*	59

Frank J. Cotroneo	Chief Financial Officer*	47

Corporate Office Leaders

Name	Position Held	Age

Jennifer T. Barrett	Global Privacy Officer	56

Cindy K. Childers	Organizational Development Leader*	46

Dathan A. Gaskill	Corporate Finance Leader & Treasurer	50

Richard K. Howe	Marketing Organization Leader*	44

Catherine L. Hughes	Corporate Governance Officer & Secretary	53

Jerry C. Jones	Business Development/Legal Leader & Assistant Secretary*	50

James T. Womble	Global Development Leader*	63

Kevin R. Zaffaroni	Strategic Initiatives Leader	52

Operations Leaders

Name	Position Held	Age

David J. Allen	Client Services Organization Leader - Europe	53

C. Alex Dietz	Products & Infrastructure Technology Organization Leader	63

* Subject to Section 16(b) of the Securities Exchange Act of 1934

Ronald A. Fournet	Line of Business Organization Leader - Acxiom Insight	54

Scott D. Hambuchen	Products & Solutions Management Organization Leader	37

Michael J. Lloyd	Delivery Management Organization Leader	39

Holly Marr	Business Planning Leader	41

William C. Park	Line of Business Organization Leader - Data, Digital & Direct	38

Jefferson D. Stalnaker	Client Services Organization Leader - Financial Services	40

Martin D. Sunde	Client Services Organization Leader - Multi-Industry	49

Thomas B. Walker	IT Services Organization Leader	57

Timothy Watts	Account Executive	47

Mr. Morgan joined Acxiom as an officer in 1972. He has been chairman of the Acxiom Board of Directors since 1975 and serves as Acxiom’s Company Leader. He has served on the board and in various leadership roles with the Direct Marketing Association throughout his career, serving in 2001 as chairman of the DMA board. He is a founding member of the Mailing Industry CEO Council, a non-profit organization with a goal of unifying the mailing industry and promoting the critical role that mail plays in business and commerce. He is a member of the Enterprise Software CEO Roundtable, a group of approximately 30 chief executives and other high-ranking officials of the world’s largest software companies who meet to share ideas and review industry trends. Mr. Morgan also serves as a member and is the past chairman of the board of trustees of Hendrix College. He was employed by IBM as a systems engineer for six years prior to joining Acxiom. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

Mr. Kline joined Acxiom in 1973 and has served as an officer and director of the Company since 1975. Since January 2005, Mr. Kline has served as Acxiom’s Chief Finance & Administration Leader, filling the role of acting chief financial officer while the Company conducted a search for a permanent CFO. In this position he has been responsible for Acxiom’s financial management and administrative functions, including capital expenditure processes and cash flow execution. Following a period of transition during which his financial management duties will be assumed by Mr. Cotroneo, Acxiom’s recently-hired CFO, Mr. Kline will continue to be responsible for the above-referenced administrative areas as well as for hardware and software procurement, purchasing, facilities and data center support, travel and flight operations, risk management, internal audit, internal IT audits, Sarbanes Oxley Section 404 compliance matters, and physical and information security. Prior to joining Acxiom, Mr. Kline spent seven years with IBM and two years as an officer in the U.S. Army. Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where he has served since 1990 as chairman of the College of Engineering Advisory Council.

Mr. Hodges joined Acxiom in 1998 as its Outsourcing and IT Services Organization Leader and has served since January 2005 as Chief Operations Leader for the Company. In this role, he is responsible for all of Acxiom’s operations worldwide, overseeing the sales, client relationship management and client services delivery organizations. Prior to that, he served for six years as the head of Acxiom’s Outsourcing and Information Technology Services Organization. Before joining Acxiom, Mr. Hodges was employed for six years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as a senior vice president. Prior to that time, he served in a number of engineering, sales, marketing and executive positions with IBM for 24 years. Mr. Hodges holds a degree in industrial engineering from Pennsylvania State University and has done post-graduate studies in operations research at Union College.

Mr. Cotroneo joined Acxiom as Chief Financial Officer on May 15, 2006. In this role, after a period of transition, he will be responsible for all aspects of Acxiom’s financial management. Previously, Mr. Cotroneo served as CEO of Core Business Consulting LLC from April 2004 – May 2006; as Senior Vice President/CFO of H & R Block from February 2000 – October 2003; and as Senior Vice President/CFO of MasterCard International from 1996 – 2000. He first joined MasterCard International in 1988, holding the positions of Regional Financial Officer based in Singapore, and Director of Business Planning and Financial Analysis. Prior to that, he held senior financial analyst positions with AT&T Corporation, Continental Insurance Company, and Western Union Telegraph Company. Mr. Cotroneo holds a bachelor’s degree in accounting from Rider University, Lawrenceville, New Jersey, and an MBA in finance from Monmouth University, West Long Beach, New Jersey. In addition, he completed the Corporate Financial Strategy in Global Markets Programme (a post graduate course sponsored by INSEAD / The European Institute of Business Administration) in France. He has also completed the Executive Program at the Darden School of Business, University of Virginia.

Ms. Barrett joined Acxiom in 1974 and serves as Global Privacy Officer. She initially was named a corporate officer in 1981. In her current role, Ms. Barrett is responsible for the oversight of Acxiom’s global public policy and fair information practices. Since 1991, she has led Acxiom’s initiatives relating to internal compliance with applicable privacy guidelines, consumer affairs and government affairs. She is a frequent speaker on privacy and customer relationship management and has also published numerous articles and participated in writing books on these subjects. She also is a regular speaker on best practices regarding personal information in a variety of industries, including financial services, retail, insurance, publishing and travel and entertainment, both domestically and abroad. During her career with Acxiom, Ms. Barrett has worked in a variety of areas of the business, including systems development, operations, marketing and business development. Ms. Barrett holds a degree in mathematics and computer science from the University of Texas at Austin.

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

Mr. Gaskill joined Acxiom in 1999 and currently serves as its Corporate Finance Leader and Treasurer. In this role he oversees Acxiom’s investment banking and commercial banking relationships, is responsible for the company’s capital structure, leads the company’s investor relations team, and co-leads the company’s mergers and acquisitions team. He became an officer in 2005. Prior to joining Acxiom, Mr. Gaskill spent 13 years in the securities industry as a senior analyst and director of research focusing on the information technology and telecommunications industries. Mr. Gaskill holds a degree in computer science and an MBA, both from the University of Arkansas at Little Rock.

Mr. Howe joined Acxiom in 2004 as its Marketing Organization Leader. From 2001 - 2004 he was employed by Fair Isaac & Company as business unit vice president, Global Marketing Services. For two years prior to that, Mr. Howe was the CEO and chairman of the board of ieWild Inc., a technology company offering software solutions to leading financial institutions, which was acquired by HNC Software, Inc. in 2001. For the previous nine years, Mr. Howe held positions in product marketing, project management, sales management, software development and construction engineering. Mr. Howe holds a bachelor’s degree in structural engineering from Concordia University, Canada, and a master’s degree in engineering from McGill University, Canada.

Ms. Hughes joined Acxiom in 1988 as General Counsel and Secretary and currently serves as Corporate Governance Officer and Secretary. She is responsible for the company’s compliance with the Securities & Exchange Commission’s and Nasdaq’s rules and regulations, and for the operations of the Company’s board of directors. Prior to joining Acxiom, Ms. Hughes was employed as a corporate securities attorney with the Rose Law Firm in Little Rock, Arkansas where she represented a number of public companies, including Acxiom. Prior to joining the Rose Law Firm, she served as the senior law clerk to Federal District Court Judge Elsijane Roy, Eastern District of Arkansas, and as an assistant attorney general for the State of Arkansas. Ms. Hughes holds a degree in political science and philosophy from the University of Arkansas at Little Rock and a juris doctorate degree from the UALR School of Law.

Mr. Jones joined Acxiom in 1999 and currently serves as Business Development/Legal Leader & Assistant Secretary. In this position, he is responsible for the legal team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. He is a member of the board of directors of Entrust, Inc. and the Arkansas Virtual Academy. Mr. Jones holds a degree in public administration and a juris doctorate degree from the University of Arkansas.

Mr. Womble joined Acxiom in 1974 and serves as the Company’s Global Development Leader where he oversees global strategy development, including partnerships and merger and acquisition activity outside of the United States. He previously served for 13 years as a Client Services Leader overseeing relationships with Acxiom clients in major industries, including financial services, health and government. During his career at Acxiom, Mr. Womble has worked in several capacities, including application programming design and implementation, sales, and client services. He served on the Acxiom board of directors from 1975 to 2005 and has been an officer since 1975. Prior to joining Acxiom, he was employed by IBM as a systems engineer and marketing representative. Mr. Womble is a member of the board of trustees of the Arkansas Arts Center. He holds a degree in civil engineering from the University of Arkansas.

Mr. Zaffaroni joined Acxiom in 1997 as Business Development Leader for financial services and currently serves as Strategic Initiatives Leader, where he helps lead Acxiom’s development of integrated solutions for global clients. For two years he served as the Client Services Organization Leader for Europe. Prior to that, he served as a group leader responsible for one of Acxiom’s largest global financial accounts as well as for health care and government clients. He was first named an officer in 1999. Before joining Acxiom, he was employed for 22 years with IBM, where he held several management positions. He also served as director of systems integration and outsourcing services for ISSC, the predecessor to IBM Global Services. He holds a bachelor of science degree from Pennsylvania State University and has completed numerous business courses, including IBM’s Advanced Management School.

Mr. Allen joined Acxiom in 1997 and currently serves as Client Services Organization Leader for Europe, a position he assumed in April 2006. As such, he is responsible for Acxiom’s operations in the U.K., France, Germany, Poland, The Netherlands, Spain and Portugal. He also provides direction on a broad range of strategic initiatives impacting Acxiom clients, associates and shareholders. Previously, he served as the Client Services Leader for the Multi-Industry Organization in the U.S., which included such verticals as automotive, insurance, telecommunications and retail. Prior to that, he led global development initiatives across the Company, including leadership of Acxiom’s operations in the UK, France and Australia. He was first named an officer in 2000. Prior to joining Acxiom, he was employed by IBM and EDS in the U.K. Mr. Allen, a British citizen, holds a bachelor’s degree in biological sciences from the University of East Anglia (U.K.).

Mr. Dietz joined Acxiom as an officer in 1970 and has served in a variety of senior-level management positions since that time. He currently is Acxiom’s Products and Infrastructure Technology Organization Leader, setting the strategy and direction for the development of the overall technology framework for the delivery of Acxiom’s products and solutions. In this role, Mr. Dietz manages the deployment of Acxiom’s grid technology and the Company’s internal information systems and business intelligence processes. He was also involved in the development and rollout of Acxiom’s Customer Data Integration software, AbiliTec, and the growth and expansion of the InfoBase line of data products. Prior to joining Acxiom, Mr. Dietz was a systems engineer with IBM. He holds a degree in electrical engineering from Tulane University.

Mr. Fournet joined Acxiom in 2005 following the acquisition of InsightAmerica, Inc. and serves as the Line of Business Organization Leader for Acxiom Insight. From 2003 – 2005 Mr. Fournet served as CEO of InsightAmerica. Prior to that he served as CEO of DBT Online, a publicly-traded public records risk-mitigation company based in Florida, and as chief information and technology officer of Equifax. Prior to joining Equifax Mr. Fournet was employed by GTE and US West, where he held various senior technology management positions. He also served in the U.S. Army as an intelligence and special operations officer. Mr. Fournet holds a bachelor’s degree in architecture from Louisiana State University, a master’s degree in psychology from the University of Illinois, and an MBA in operations research from the University of Southern California.

Mr. Hambuchen joined Acxiom in 1992 and currently serves as its Products & Solutions Management Organization Leader, in which role he is responsible for ensuring consistency and standardization in Acxiom’s production-based capabilities, including Customer Data Integration, product manufacturing and support. He was first named an officer in 2001 and has served in a number of roles, including the Universal Services & Support Organization Leader, industry solutions group leader for Acxiom’s Multi-Industry Client Services Organization, and software engineer. He also previously led Acxiom’s operations in the United Kingdom, France and Spain. Mr. Hambuchen holds a degree in industrial engineering from the University of Arkansas, where he sits on the university’s board of directors for the Information Technology Resource Center. He also serves on the board of directors of Arvest Bank.

Mr. Lloyd joined Acxiom in 1989 and currently serves as Delivery Management Organization Leader where he is focused on providing overall delivery leadership for accounts across all Acxiom industries. He is also responsible for Acxiom’s program management office and opportunity engagement process. Mr. Lloyd has held a variety of leadership positions within Acxiom, most recently serving as client services group leader focused on client management for several large financial services accounts. He was first named an officer in 2001. He holds a degree in finance from the University of Central Arkansas.

Ms. Marr joined Acxiom in 1986 and currently serves as Acxiom’s Business Planning Leader, in which role she helps formulate the Company’s overall direction. She was first named an officer in 2000, and has held a number of leadership roles at Acxiom in organizational development, operational effectiveness and client relationship management. Most recently, she served as an operational effectiveness leader focused on development of process and quality management initiatives. Her industry experience includes the insurance, investment/brokerage, automotive, telecommunications and financial services industries. She holds a bachelor’s degree in music from Hendrix College in Conway, Arkansas.

Mr. Park joined Acxiom as an officer in 2005 following the acquisition of Digital Impact, Inc. and currently serves as Acxiom’s Line of Business Organization Leader for Data, Digital and Direct. Prior to joining Acxiom, he served as CEO and chairman of the board of Digital Impact, an integrated digital marketing solutions company that he co-founded in 1997. During 1996, Mr. Park worked as a director of customer profile marketing at Net Angels, an Internet company focused on Web personalization technologies. Prior to that he was the vice president of marketing for ZAI*NET Software, Inc., an enterprise software company for foreign currency trading. He holds a bachelor’s degree from the University of Pennsylvania and an M.B.A. from Stanford University.

Mr. Stalnaker currently serves as Acxiom’s Client Services Organization Leader for Financial Services. He joined Acxiom in 1995 and was first named an officer in 2001. During his tenure he has served in a number of roles in the financial organization, most recently as financial operations leader. Prior to joining Acxiom, Mr. Stalnaker was employed by the Arkansas Public Service Commission as a senior financial analyst. Prior to that, Mr. Stalnaker worked for several years at a regional public accounting firm located in Little Rock, Arkansas. He holds a degree in business administration with a major in accounting from the University of Central Arkansas.

Mr. Sunde joined Acxiom in 2005 and serves as the Client Services Organization Leader for Multi-Industry. Previously Mr. Sunde was vice president and general manager of Siebel Systems, Inc., where he led Siebel’s alliances organization and was responsible for external alliance partners that acted as joint marketing, sales, development, and services channels. Prior to his three years at Siebel, Mr. Sunde worked in several capacities at Enron Energy Services, Inc., a division of Enron, serving as a director of sales and marketing, product management and most recently as president over North America. Prior to that, he worked for IBM in various management positions for over 18 years. He holds a degree in economics from Carleton College in Northfield, Minnesota.

Mr. Walker joined Acxiom in 1990 and currently serves as Acxiom’s IT Services Organization Leader, where he oversees all internal information technology operations in addition to the IT infrastructure for Acxiom’s outsourcing customers. This infrastructure includes open systems, mainframe, network services and print operations. Since joining Acxiom, Mr. Walker has held several senior leadership positions in all aspects of Acxiom’s internal and external outsourcing and IT services business. He was one of the original group leaders when Acxiom formed its outsourcing division in 1998, and has since played a key role in guiding the business, from managing internal data centers to developing some of the Company’s most strategic client relationships. He was first named an officer in 1993. Prior to joining Acxiom, Mr. Walker was employed with IBM, where he served as a systems engineer, on the regional support staff and as an S.E. manager in St. Louis, as a member of the headquarters staff support in Dallas, and as a branch marketing support manager in Washington, D.C. He holds a degree in industrial engineering from the University of Arkansas.

Mr. Watts joined Acxiom in 1987 and serves as account executive for one of Acxiom’s largest financial services clients, where he is responsible for leading the teams responsible for account management and service delivery and the expansion of the client’s business results across geographies and lines of business. Prior to his current role, Mr. Watts led Acxiom’s Custom Delivery Organization which was focused on design, implementation and enhancement of industry solutions for Acxiom’s largest clients. In previous leadership roles at Acxiom, Mr. Watts was responsible for relationships with clients in the financial, high-tech, insurance, investment/brokerage, media and telecommunications industries. He was first named an officer in 2001. Prior to joining Acxiom, Mr. Watts was employed for five years with United Parcel Service in Dayton, Ohio. He attended the University of Cincinnati and Wright State University in Dayton, Ohio.

[THIS SPACE LEFT BLANK INTENTIONALLY]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The outstanding shares of Acxiom’s common stock are listed and traded on Nasdaq and trade under the symbol ACXM. The following table reflects the range of high and low closing prices of Acxiom’s Common Stock as reported by Dow Jones & Company, Inc. for each quarter in fiscal 2006 and 2005.

Fiscal 2006	High	Low

Fourth Quarter	$26.50	$22.75
Third Quarter	24.00	18.36
Second Quarter	22.10	18.15
First Quarter	22.60	16.15

Fiscal 2005	High	Low

Fourth Quarter	$25.78	$20.65
Third Quarter	26.94	22.72
Second Quarter	24.23	21.39
First Quarter	25.04	22.17

We currently have approximately 2,500 stockholders of record.

The Acxiom board of directors has declared quarterly dividend payments since the quarter ending December 31, 2003. The initial payment rate of $.04 per share on our common stock was increased to $.05 per share in the quarter ending December 31, 2004. Prior to 2004, we had never paid cash dividends on our stock. While we expect to continue to pay quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board in its discretion.

In addition, if certain financial ratios and other conditions are not satisfied, our revolving credit facility imposes limitations on our ability to pay dividends, including a restriction that we may not pay dividends in excess of $30 million in any fiscal year (plus dividends in an additional amount up to $50 million in any fiscal year, depending on the amount of other restricted payments made during the year). We are not currently under any dividend limitation.

The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/06 – 1/31/06	20,000	23.23	20,000	$162,794,303
2/1/06 – 2/28/06	58,600	24.57	58,600	$161,354,172
3/1/06 – 3/31/06	58,000	26.03	58,000	$159,844,676

Total	136,600	24.99	136,600	$159,844,676

The repurchases listed above were made pursuant to a repurchase program initially adopted by the Board of Directors on October 30, 2002. The maximum dollar amount which had been approved and is reflected in the table above as of March 31, 2006 was $550 million. As of June 8, 2006, the maximum approximate dollar value of shares that may yet be purchased under the repurchase program was approximately $149.4 million. The repurchase program has no designated expiration date.

Item 6.	Selected Financial Data

For information pertaining to Selected Financial Data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-3 – F-25, which is attached hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. The Company does not use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on the Company’s results of operations. The Company has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of the Company’s remaining long-term debt instruments have fixed rates. At both March 31, 2006 and 2005, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

As noted in Note 3 to the consolidated financial statements, during the fiscal years ended March 31, 2004 and 2005 the Company completed international acquisitions of the Claritas Europe group of companies, the Consodata companies including the German operation formerly known as ‘pan-adress’, and ChinaLOOP. As a result of these international acquisitions, the Company now has a larger presence in the United Kingdom and a new presence in France, The Netherlands, Germany, Spain, Portugal, Poland and China. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-29 – F-67, which is attached hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls

As of the end of the period covered by this Form 10-K, Acxiom carried out an evaluation, under the supervision and with the participation of its principal executive officer and person performing the functions of its principal financial and accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, Acxiom’s principal executive officer and person performing the functions of its principal financial and accounting officer concluded that Acxiom’s disclosure controls and procedures are effective.

The person performing the functions of Acxiom’s principal financial and accounting officer is Rodger S. Kline. Mr. Kline has served as Acxiom’s acting chief financial officer for the past 17 months and will continue to perform the functions of principal financial and accounting officer in all respects through the date Acxiom files its first quarter 10-Q, as Acxiom’s newly-hired chief financial officer, Frank J. Cotroneo, transitions into the position of principal financial and accounting officer.

Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-26 – F-28 and are incorporated by reference.

Changes in Internal Controls

During Acxiom’s most recent fiscal quarter, there has not occurred any change in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, Acxiom’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

PART III

Item 10.	Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom’s executive officers is included under the caption “Executive Officers” at the end of Part I of this Report. The remaining information required by this Item appears under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom’s 2006 Proxy Statement, which information is incorporated herein by reference. The Acxiom board of directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions. A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.

Item 11.	Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” in Acxiom’s 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership” in Acxiom’s 2006 Proxy Statement, which information is incorporated herein by reference. The equity plan compensation information required by this Item appears under the subheading “Equity Compensation Plan Information” in Acxiom’s 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item appears under the heading “Related-Party Transactions” in Acxiom’s 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item appears under the heading “Fees Billed for Services Rendered by Independent Auditor” in Acxiom’s 2006 Proxy Statement, which information is incorporated herein by reference.

[THIS SPACE LEFT BLANK INTENTIONALLY]

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as a part of this report:
1.	Financial Statements.

The following consolidated financial statements of the registrant and its subsidiaries included in the Financial Supplement and the Independent Auditors’ Reports thereof are attached hereto. Page references are to page numbers in the Financial Supplement.

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3(a)

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b)

Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991, Commission File No. 0-13163, and incorporated herein by reference)

4(a)

Rights Agreement dated January 28, 1998 between Acxiom Corporation and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of Participating Preferred Stock of Acxiom Corporation, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom Corporation’s Current Report on Form 8-K dated February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference)

10(a)

Acxiom Corporation Deferred Compensation Plan (previously filed as Exhibit 10(b) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 1990, Commission File No. 0-13163, and incorporated herein by reference)

10(b)

Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10(c)

Amended and Restated 2000 Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, Commission File No. 0-13163, and incorporated herein by reference)

10(d)

Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10(e)	Acxiom Corporation Leadership Compensation Plan
10(f)

Acxiom Corporation Non-Qualified Deferred Compensation Plan (previously filed as Exhibit 10(i) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-13163, and incorporated herein by reference)

10(g)

General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(h)

Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation’s Annual Report of Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10(i)

Third Amended and Restated Credit Agreement dated as of March 24, 2005, by and among Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are party thereto (previously filed as Exhibit 10.2 to Acxiom Corporation’s Report on Form 8-K dated March 24, 2005, and incorporated herein by reference)

10(j)

Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are a party thereto (previously filed as Exhibit 10(j) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10(k)

Increased Commitment Supplement to Third Amended and Restated Credit Agreement, dated as of May 13, 2005, by and among Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are a party thereto (previously filed as Exhibit 10(k) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10(l)

Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as Owner Trustee under the AC Trust 2001-1 (“Assignor”) and Acxiom Corporation, assigning all of Assignor’s rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation’s Annual Report of Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10(m)

Form of Executive Security Agreement dated as of August 23, 2001, between Acxiom Corporation and the officers listed pursuant to Part III, Item 10 above (previously filed as Exhibit 10(g) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, Commission File No. 0-13163, and incorporated herein by reference)

10(n)

Agreement and Plan of Merger dated as of March 25, 2005, by and among Acxiom Corporation, Adam Merger Corporation, a wholly-owned subsidiary of Acxiom Corporation, and Digital Impact, Inc. (previously filed as Exhibit 10.1 to Acxiom Corporation’s Report on Form 8-K dated March 24, 2005, and incorporated herein by reference)

10(o)

Employment Agreement dated as of March 25, 2005, by and between Acxiom Corporation and William Park, former CEO of Digital Impact, Inc. (previously filed as Exhibit (d)(5) to Acxiom Corporation’s Tender Offer Statement on Schedule TO filed on April 1, 2005, and incorporated herein by reference)

10(p)	2005 Equity Compensation Plan of Acxiom Corporation (previously filed as Appendix A to Acxiom Corporation’s Proxy Statement dated June 24, 2005, and incorporated herein by reference)
10(q)	Offer Letter dated May 4, 2006 from Acxiom Corporation to Frank J. Cotroneo
21	Subsidiaries of Acxiom Corporation
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002
32.1	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[THIS SPACE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ACXIOM CORPORATION
Date: June 14, 2006	By:	/s/ Catherine L. Hughes

Catherine L. Hughes Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

William T. Dillard II*	Director	June 14, 2006

William T. Dillard II

Michael J. Durham*	Director	June 14, 2006

Michael J. Durham

Mary L. Good*	Director	June 14, 2006

Mary L. Good

Ann Die Hasselmo*	Director	June 14, 2006

Ann Die Hasselmo

William J. Henderson*	Director	June 14, 2006

William J. Henderson

Rodger S. Kline*	Chief Finance & Administration Leader and Director (principal financial and accounting officer)	June 14, 2006

Rodger S. Kline

Thomas F. McLarty, III*	Director	June 14, 2006

Thomas F. McLarty, III

Charles D. Morgan*	Chairman of the Board and Company Leader (principal executive officer)	June 14, 2006

Charles D. Morgan

Stephen M. Patterson*	Director	June 14, 2006

Stephen M. Patterson

*By:	/s/ Catherine L. Hughes

Catherine L. Hughes Attorney-in-Fact

ACXIOM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2006

ACXIOM CORPORATION

SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years ended March 31,	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenue	$1,332,568	$1,223,042	$1,010,822	$958,222	$866,110
Net earnings (loss)	$64,128	$69,718	$58,344	$21,767	$(31,964)

Earnings (loss) per share:
Basic	$0.73	$0.80	$0.68	$0.25	$(0.36)

Diluted	$0.71	$0.74	$0.64	$0.24	$(0.36)

As of March 31,	2006	2005	2004	2003	2002

Balance Sheet Data:
Current assets	$338,853	$333,632	$286,326	$289,115	$360,225
Current liabilities	$379,990	$364,262	$296,103	$171,665	$177,670
Total assets	$1,540,498	$1,399,879	$1,215,784	$1,093,246	$1,156,834
Long-term obligations, excluding current installments	$376,415	$141,704	$293,457	$289,677	$396,850
Stockholders’ equity	$706,177	$814,834	$587,216	$562,556	$510,931

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

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.333 billion, up 9 percent from $1.223 billion a year ago, an increase of $110 million in annual revenue.
•	U.S. revenue of $1.148 billion, up 14% from $1.011 billion a year ago, an increase of $137 million.
•	Diluted earnings per share of $.71, down 4 percent from $.74 in fiscal 2005.
•	Operating cash flow of $275.8 million and free cash flow (as defined under “Capital Resources and Liquidity” below) of $201.8 million, both record performances for Acxiom.
•

New contracts that are expected to deliver $128 million in annual revenue and renewals that total $149 million in annual revenue. Total contract value for the new contracts completed in the fiscal year is $458 million, while total contract value for renewals is $410 million.

•	The acquisition of Digital Impact, Inc., a leading provider of integrated digital marketing solutions, based in San Mateo, California.
•

The acquisition of InsightAmerica, Inc. a Broomfield, Colorado-based company that provides data-driven solutions, analytic tools and background screening services to help clients mitigate risks, prevent identity theft and limit fraud.

•

A technology and distribution agreement with EMC Corporation that includes $30 million from EMC to purchase the grid operating system developed by Acxiom and license certain other grid-related software.

•	The purchase of 12.1 million shares of Acxiom stock through the Company’s stock buy-back program at a total cost of $231.5 million.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2006. However, these highlights are not intended to be a full discussion of the Company’s 2006 fiscal year. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2006 is presented below (dollars in millions, except per share amounts):

	2006	2005	2004	% Change 2006-2005	% Change 2005-2004

Revenue
Services	$1,012.6	$889.7	$778.1	14%	14%
Data	320.0	333.3	232.7	(4)	43

	$1,332.6	$1,223.0	$1,010.8	9%	21%
Total operating costs and expenses	1,201.5	1,100.8	917.5	9	20
Income from operations	131.1	122.2	93.3	7	31

Diluted earnings per share	$0.71	$0.74	$0.64	(4)%	16%

Revenues

For the fiscal year ended March 31, 2006, the Company’s revenue was $1,332.6 million, compared to revenue of $1,223.0 million in fiscal 2005, reflecting an increase of $109.5 million. Services revenue increased $122.9 million, or 14% while data revenue decreased $13.3 million, or 4%. The increase in services revenue is primarily attributable to an increase of $61.1 million in IT Management revenue, an increase of $65.0 million related to the acquisitions of Digital Impact, Inc. (“DI”), InsightAmerica, Inc. (“IA”), and Smart DM Holdings, Inc. (“SmartDM”) and increases in revenue of $19.6 million from clients in the retail, background screening, automotive, and media and publishing industries. These increases were partially offset by a decrease of $12.3 million in our International business, which was mostly due to the sale of the German Lettershop business. All other revenue combined resulted in a net $10.5 million decrease. The industry revenue figures do not include revenue from the European acquisitions, as these revenues are not broken out by industry. The decrease in data revenue is primarily attributable to a decrease in International data revenue of $15.3 million. Partially offsetting the decreases in International data revenue were revenues from Acxiom’s InfoBase suite of products, which were up 4%.

For the fiscal year ended March 31, 2005, the Company’s revenue was $1,223.0 million, compared to revenue of $1,010.8 million in fiscal 2004, reflecting an increase of $212.2 million. Services revenue increased $111.5 million, or 14%, while data revenue increased $100.7 million, or 43%. The increase in services revenue is primarily attributable to an increase of $40.8 million in IT Management revenue, an increase of $17.1 million related to the Claritas Europe and Consodata acquisitions, and increases in revenue of $33.5 million from clients in the financial services, background screening, automotive, telecommunications, healthcare and technology industries. All other revenue combined resulted in a net $20.1 million increase. The industry revenue figures do not include revenue from the European acquisitions, as these revenues are not broken out by industry. The increase in data revenue is primarily attributable to the acquisitions of Claritas Europe and Consodata, which together accounted for $97.8 million of the increase in data revenue during fiscal 2005. There were additional increases in InfoBase analytics, enhancement and list products, which were largely offset by a decrease in the sale of real estate data.

The Company’s business segments consist of US Services and Data, and International Services and Data. Both segments include consulting, database and data warehousing, list processing services, the Company’s data content and software products. The US segment also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.

The following table shows the Company’s revenue by business segment for each of the years in the three-year period ended March 31, 2006 (dollars in millions):

	2006	2005	2004	% Change 2006-2005	% Change 2005-2004

US Services and Data	$1,147.7	$1010.5	$926.8	14%	9%
International Services and Data	184.9	212.5	84.0	(13)	153

Total Revenue	$1,332.6	$1,223.0	$1,010.8	9%	21%

US Services and Data segment revenue for fiscal 2006 increased $137.2 million over fiscal 2005 and reflects increases of $61.1 million in IT Management revenue, an increase of $66.2 million related to the acquisitions of DI, IA, and SmartDM, and an increase of $23.5 million from clients in the retail, background screening, automotive, and media and publishing industries. All other revenue combined resulted in a net $13.6 million decrease. US Services and Data segment revenue for fiscal 2005 increased $83.7 million over fiscal 2004 and reflects increases of $29.4 million from clients in the financial services, background screening, automotive, government, technology, healthcare, and media and publishing industries, and an increase of $42.0 million in IT Management revenue. All other revenue combined resulted in a net $12.3 million increase.

International Services and Data segment revenue for fiscal 2006 decreased $27.6 million over fiscal 2005. The decrease is attributable in part to the sale of the German Lettershop business, which resulted in a decrease of $12.8 million, and the impact of exchange rates, which resulted in a decrease of approximately $7.2 million. International Services and Data segment revenue for fiscal 2005 increased $128.5 million over fiscal 2004. The increase is primarily attributable to the acquisitions of Claritas Europe and Consodata.

For the fiscal year ended March 31, 2006, approximately 71% of the Company’s consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company. These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client’s revenue. However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.

During the fiscal year ended March 31, 2006 the Company entered into new contracts that are expected to deliver $128 million in annual revenue and renewals totaling $149 million in annual revenue. Total contract value over these contracts’ entire terms is $458 million for new contracts and $410 million for renewals.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2006 (dollars in millions):

	2006	2005	2004	% Change 2006-2005	% Change 2005-2004

Cost of revenue
Services	$778.5	$697.3	$635.4	12%	10%
Data	202.0	208.4	162.7	(3)	28

Total cost of revenue	980.5	905.7	798.1	8	13
Selling, general and administrative	211.5	196.1	118.5	8	65
Gains, losses and other items, net	9.5	(1.0)	.9	—	—

Total operating costs and expenses	$1,201.5	$1,100.8	$917.5	9%	20%

The following table presents the Company’s operating costs and expenses in categories for each of the years in the three-year period ended March 31, 2006 (dollars in millions):

	2005	2005	2004	% Change 2006-2005	% Change 2005-2004

Salaries and benefits	$503.1	$443.8	$347.6	13%	28%
Computer, communications and other equipment	299.2	284.7	267.7	5	6
Data costs	179.1	169.0	132.6	6	27
Other operating costs and expenses	210.6	204.3	168.7	3	21
Gains, losses and other items, net	9.5	(1.0)	.9	—	—

Total operating costs and expenses	$1,201.5	$1,100.8	$917.5	9%	20%

The cost of services for fiscal 2006 of $778.5 million increased $81.2 million or 12% from fiscal 2005. The cost of services for fiscal 2005 of $697.3 million increased $61.9 million or 10% from fiscal 2004. Cost of services as a percent of services revenue was 77% in fiscal 2006 compared to 78% in fiscal 2005 and 82% in fiscal 2004. Cost of services in fiscal 2006 was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data segment. Additionally, cost of services was up by $44.6 million due to the acquisitions completed since the third quarter of last year, and up by $4.2 million due to expenses incurred in the first quarter for additional resources assigned to a major client installation that has now gone into production. Cost of services in fiscal 2005 was up related to the increase in IT Management revenue and to the acquisitions of Claritas Europe and Consodata.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company’s various data products. The cost of data for fiscal 2006 of $202.0 million decreased $6.4 million or 3% from fiscal 2005. The cost of data for fiscal 2005 of $208.4 million increased $45.7 million or 28% from fiscal 2004. The decrease in these costs for fiscal 2006 was primarily attributable to a decrease in International data revenue as well as the divestiture of the Company’s real property data compilation business. The increase in fiscal 2005 was primarily related to the acquisitions of Claritas Europe and Consodata.

Selling, general and administrative expenses for fiscal 2006 of $211.5 million increased $15.4 million or 8% from fiscal 2005. Selling, general and administrative expenses for fiscal 2005 of $196.1 million increased $77.5 million or 65% from fiscal 2004. Selling, general and administrative expense as a percent of total revenue was 16% in fiscal 2006 and 2005 as compared to 12% in fiscal 2004. The increase in fiscal 2006 was primarily attributable to acquisitions which accounted for $18.1 million of the increase. Additionally, the Company’s bonus expense was higher by $3.2 million. These increases were partially offset by decreases resulting from the cost reduction program implemented by the Company beginning in the second quarter of this fiscal year. The increase in fiscal 2005 was primarily attributable to the acquisitions of Claritas Europe and Consodata, which accounted for $54.7 million of the increase. In addition, the Company incurred expense related to the vesting of employee stock options of $3.6 million, higher than historical accounting expenses related to Sarbanes-Oxley compliance costs, and an investment in the Company’s sales force.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2006	2005	2004

(Gain) loss on divestitures	$1,326	$31	$(130)
Leased airplane disposal	(1,548)	—	—
Gain on sale of building	(2,787)	—	—
Restructuring plan charges and adjustments	12,965	335	3,985
Montgomery Ward bankruptcy recoveries	(452)	(1,350)	(3,000)

	$9,504	$(984)	$855

On June 27, 2003, the Company sold its Los Angeles outsourcing data center operation for $6.7 million in cash. In connection with the sale, the Company accrued $1.3 million in other accrued expenses for its estimated liability on a building lease that was not assumed by the buyer and wrote off $1.2 million of goodwill. The Company recorded a gain on the disposal of $1.0 million, net of the lease accrual and goodwill write-off, which is included in gains, losses and other items, net for the year ended March 31, 2004.

In fiscal 2004, due to the decline in the business prospects of the buyer of one of the businesses disposed of in fiscal 2002, the Company recorded an allowance for uncollectible notes of $0.9 million. This was charged to gains, losses and other items, since it represents an adjustment of the loss on the sale of the business recorded in fiscal 2002. The $0.9 million loss is netted against the $1.0 million gain on the disposal of the Los Angeles outsourcing data center operation in the table above. In fiscal 2005, there was a small adjustment to the disposal of the Los Angeles outsourcing data center mentioned above, resulting in an additional loss recorded in gains, losses and other items of $0.1 million.

In fiscal 2006 the Company sold its lettershop operations in Melville, New York and its real property data compilation business recording net losses on these sales of $0.3 million and $1.9 million, respectively. In fiscal 2006 the Company also sold a subsidiary in Spain that had no remaining operations but had available tax loss carryforwards which could be used by the buyer. The sale generated proceeds of $1.2 million and a gain on disposal included in gains, losses and other items of $0.8 million.

In fiscal 2006, the Company terminated the lease on an airplane which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received proceeds of $1.5 million. In addition, the Company sold an unused facility for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

During the fourth quarter of fiscal 2004 the Company recorded a charge of $4.0 million for restructuring. The charge included $3.7 million related to severance and other associate-related charges due to the termination of approximately 230 associates on or prior to March 31, 2004. The remainder of the charge was $0.3 million related to termination of a lease at one of the Company’s locations. During fiscal 2005, the remaining accrued items were completely paid, and the accrual balance was increased through gains, losses and other items (see note 2 to the consolidated financial statements).

In fiscal 2006 the Company recorded a total of $13.0 million in restructuring and other impairment charges (see note 2 to the consolidated financial statements). The charges included $6.8 million in severance and other associate-related reserves for payments to be made to involuntarily terminated associates; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The bulk of the severance and associate-related costs were paid by the end of the fiscal year. The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest runs through fiscal 2012.

During the periods reported, the Company has received additional payments from the Wards bankruptcy trustee. Bankruptcy trustee payments were recorded through gains, losses and other items where the Wards bankruptcy expense was originally recorded.

The following table shows the balances that were accrued for the 2006 restructuring plan, the 2004 restructuring plan, and a previous restructuring plan as well as the changes in those balances during the years ended March 31, 2004, 2005 and 2006 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total

March 31, 2003	$16	$314	$254	$584
Fiscal year 2004 restructuring plan amount	3,685	—	300	3,985
Payments	(1,120)	(314)	(254)	(1,688)

March 31, 2004	2,581	—	300	2,881
Payments	(2,916)	—	(300)	(3,216)
Adjustments	335	—	—	335

March 31, 2005	—	—	—	—
Fiscal year 2006 restructuring plan amount	6,800	3,687	2,478	12,965
Payments	(5,593)	(1,944)	(2,219)	(9,756)

March 31, 2006	$1,207	$1,743	$259	$3,209

Gross Profit

	2006	2005	2004	% Change 2006-2005	% Change 2005-2004

Services
Revenue	$1,012.6	$889.7	$778.1	14%	14%
Cost of revenue	778.5	697.3	635.4	12	10

Gross profit	$234.1	$192.4	$142.7	22%	35%

Gross profit % of services revenue	23.1%	21.6%	18.3%
Data
Revenue	$320.0	$333.3	$232.7	(4)%	43%
Cost of revenue	202.0	208.4	162.7	(3)	28

Gross profit	$118.0	$124.9	$70.0	(6)%	79%

Gross profit % of data revenue	36.9%	37.5%	30.1%
Consolidated
Revenue	$1,332.6	$1,223.0	$1,010.8	9%	21%
Cost of revenue	980.5	905.7	798.1	8	13

Gross profit	$352.1	$317.3	$212.7	11%	49%

Gross profit % of consolidated revenue	26.4%	25.9%	21.0%

Gross profit margins for services were 23.1% in fiscal 2006 which compares with 21.6% in fiscal 2005 and with 18.3% in fiscal 2004. The improvement in gross profit margin is primarily attributable to revenue growth coupled with the Company’s expense reduction program implemented in the second quarter of fiscal 2006.

The gross profit margins for data were 36.9% in fiscal 2006 which compares to 37.5% for fiscal 2005 and 30.1% for fiscal 2004. The increase in 2005 was due to the full-year impact of the European acquisitions.

The consolidated gross profit margins for fiscal 2006 were 26.4% which compares to 25.9% for fiscal 2005 and 21.0% for fiscal 2004.

Operating Margins

Fiscal 2006 operating margins were 9.8% compared to 10.0% for fiscal 2005 and 9.2% for fiscal 2004. The 2006 operating margins were negatively impacted by the restructuring charges noted above.

Other Income (Expense), Income Taxes and Other Items

Interest expense for fiscal 2006 increased $9.6 million or 50% due to increased levels of long-term debt primarily due to the Company’s stock buy-back program and acquisitions (see note 10 to the consolidated financial statements). Interest expense for fiscal 2005 decreased $0.1 million compared to fiscal 2004 reflecting lower average debt levels offset by higher interest rates. The Company’s weighted-average interest rate on long-term debt was 5.7% at both March 31, 2006 and March 31, 2005.

Other net decreased $1.2 million in fiscal 2006 compared to fiscal 2005 after increasing $9.9 million in fiscal 2005 compared to fiscal 2004. Other net includes interest income on notes receivable of $1.5 million, $3.0 million and $2.4 million in fiscal 2006, 2005 and 2004 respectively. The interest income in fiscal 2005 includes interest income of $1.1 million from the Internal Revenue Service due to the filing of amended returns from prior years. Other, net also includes losses of $1.1 million in 2004 related to an investment. Other, net for fiscal 2004 includes a write-down on marketable and non-marketable investments of $7.2 million. These write-downs are the result of the determination by management that certain of the Company’s investments are other than temporarily impaired. In making the assessment as to whether a decline in value of an investment is “other than temporary,” the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months. In addition, management looks at all other available information, including the business plan and current financial condition of each investee.

The Company’s effective tax rate was 38.5% in fiscal 2006, 34.4% in fiscal 2005 and 13.3% in fiscal 2004. The effective rate for the current year reflects certain costs incurred related to the Company’s defense against ValueAct’s attempted takeover, which may not be deductible for federal income tax purposes and have therefore been accounted for as nondeductible expense. The fiscal 2005 rate was impacted by a $2.0 million contingency reserve reversal. This reversal was the result of a settlement with the IRS regarding the timing of deductions for warrants issued to a customer on terms more favorable than previously expected. The 2005 rate also included a $1.0 million benefit from research credits claimed in the 2004 tax return in excess of the amount calculated in the 2004 accrual. The rate in fiscal 2004 was impacted by the reversal of tax liabilities that had previously been provided for tax years 1999 through 2002, which were subject to audit by the Internal Revenue Service. During fiscal 2004 these tax audits were completed, resulting in the reversal of these contingency reserves, which were primarily related to the tax effects of restructuring costs, warrants issued to a customer, and claimed research and development credits.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at March 31, 2006 totaled a negative $41.1 million compared to a negative $30.6 million at March 31, 2005. Total current assets increased $5.2 million, including an $11.0 million increase in accounts receivable, but current liabilities increased $15.7 million. Cash provided by operating activities was $275.8 million in fiscal 2006 compared to $247.0 million in fiscal 2005 and $259.9 million in fiscal 2004. The increase in operating cash flow for 2006 was consistent with the increase in depreciation and amortization of $36.0 million, partially offset by other operating cash flow items. Depreciation and amortization increased by $44.9 million in 2005, but the resulting increase in operating cash flow was more than offset by a $64.2 million net change in operating assets and liabilities, primarily due to the impact of increases in accounts receivable as compared to a decrease in fiscal 2004. Net changes in operating assets and liabilities increased fiscal 2004 operating cash flow by $30.2 million, primarily as a result of decreases in accounts receivable due to strong collections at the end of the fiscal year. Depreciation and amortization of $150.2 million in fiscal 2004 includes $2.8 million of charges related to the impairment of software.

Accounts receivable days sales outstanding (“DSO”) was 68 days at March 31, 2006 and was 70 days at March 31, 2005, and is calculated as follows (dollars in thousands):

	2006	2005

Numerator – trade accounts receivable, net	$261,624	$250,653
Denominator:
Fourth quarter revenue	344,343	322,534
Number of days in fourth quarter	90	90

Average daily revenue	$3,826	$3,584

Days sales outstanding	68	70

Investing activities used $210.1 million in fiscal 2006 compared to $127.7 million in fiscal 2005 and $123.3 million in fiscal 2004. Investing activities in 2006 included capitalized software development costs of $21.9 million as compared to $20.3 million in fiscal 2005 and $27.8 million in fiscal 2004. Capitalized software costs decreased in 2006 and 2005 compared to 2004 as a result of heavy investments made in prior years from which the Company is continuing to benefit. Capital expenditures were $6.8 million in 2006 compared to $14.3 million in fiscal 2005 and $22.2 million in fiscal 2004. Capital expenditures decreased in fiscal 2006 and 2005 due to the Company’s decision to generally finance most new equipment purchases through capital or operating leases and the financing of construction projects through construction loans. Acquisitions under capital leases decreased $5.4 million in 2006 after increasing $10.1 million in 2005 and construction of assets under construction loans decreased $11.1 million in 2006 after increasing $10.8 million for 2005. Deferral of costs and data acquisition costs were $70.5 million in 2006 compared to $53.4 million in fiscal 2005 and $24.9 million in 2004. Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as deferred costs related to data, increased $17.0 million in 2006 due to new contracts after increasing $28.5 million in 2005 primarily due to increases related to purchased data in the Company’s European data business. Fiscal 2005 includes an entire year’s data acquisition costs related to both the Claritas and Consodata acquisitions, compared to 2004 which only included one quarter’s data acquisition costs related to only the Claritas acquisition.

Total spending on capitalized software, as discussed above, and research and development expense was $37.5 million in fiscal 2006, $35.7 million in fiscal 2005 and $47.9 million in 2004. Research and development expense, charged to cost of revenue, was $15.6 million in fiscal 2006, $15.4 million in fiscal 2005 and $20.1 million in fiscal 2004.

Investing activities also reflect net cash paid for acquisitions of $144.6 million in fiscal 2006 compared to $42.2 million in fiscal 2005 and $55.6 million in fiscal 2004. Fiscal 2006 included $106.9 million paid for the acquisition of DI and $37.0 million paid for the acquisition of IA. The remainder of the cash paid for acquisitions in fiscal 2006 relates to fees paid on acquisitions made in the prior year and purchases of minority interests on prior acquisitions. Fiscal 2005 includes $5.6 million paid for the acquisition of ChinaLOOP in October 2004 and $18.6 million paid for the acquisition of SmartDM in January 2005. The Company also paid an additional $9.3 million for the Consodata acquisition, which includes the amount paid for Consodata Germany, additional payments for acquisition fees, and payments to minority shareholders of Consodata. An additional $8.7 million was paid for the Claritas companies, including acquisition fees and payments to the former owner of Claritas for working capital adjustments. In January 2004 the Company acquired the Claritas Europe group of companies for approximately $28.7 million, net of cash acquired, and in March 2004 acquired the Consodata companies based in England, France and Spain for approximately $26.9 million, net of cash acquired. Proceeds from the disposition of operations were $4.8 million in fiscal 2006. These proceeds included $4.0 million from collection on a note receivable from a previous disposition and $0.8 million from current-year dispositions. Proceeds from the dispositions of operations in fiscal 2004 were $7.7 million. Proceeds from the disposition of operations in fiscal 2004 included $6.7 million for the sale of the Los Angeles outsourcing data center and $1.0 million in collections on a note receivable from a previous disposition. Notes 3 and 4 to the consolidated financial statements discuss the acquisitions and dispositions in more detail.

In fiscal 2006 the Company received $20.0 million for the sale and license of software to EMC Corporation (see note 8 to the consolidated financial statements for more information). The Company has collected an additional $5 million in April 2006 and expects to collect an additional $5 million in July 2006 from this sale.

Investing activities also reflect cash payments by the Company of $5.0 million in fiscal 2004 to fund investments in joint ventures and other companies. During fiscal 2004 the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois. Under the terms of the operating agreement, the Company’s ownership investment in this entity will be returned through monthly payments over the next four years, including interest at 5%, with a final payment of $2.1 million due May 2007. As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.

Investing activities also include $5.1 million related to sales of assets in fiscal 2006, including $3.6 million from the sale of an unused facility. Payments received on investments of $3.8 million in 2006 include sales of a number of investments, as well as collection of $1.5 million from Battleaxe.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits. Although the Company has no commitment to continue to do so, it expects to continue funding such losses and deficits until such time as these investments become profitable. The Company may, at its discretion, discontinue providing financing to these investments during future periods. In the event that it ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($4.8 million at March 31, 2006). The Company recorded impairment charges on certain of its investments of $7.2 million in fiscal 2004. In the event that declines in the value of its investments occur and continue, the Company may be required to record additional temporary and/or “other than temporary” impairment charges related to its investments.

The Company has generated free cash flows of $201.8 million in fiscal 2006, $159.0 million in fiscal 2005 and $187.8 million in fiscal 2004, as shown below (in thousands):

	2006	2005	2004

Net cash provided by operating activities	$275,833	$247,014	$259,883
Proceeds from the disposition of assets	5,123	—	2,783
Capitalized software development costs	(21,903)	(20,294)	(27,844)
Capital expenditures	(6,848)	(14,330)	(22,178)
Deferral of costs and data acquisition costs	(70,454)	(53,428)	(24,881)
Cash collected from sale and license of software	20,000	—	—

Free cash flow	$201,751	$158,962	$187,763

Free cash flow is not a generally accepted accounting principle (“GAAP”) financial measure. A “non-GAAP financial measure” is defined as a numerical measure of the Company’s financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s consolidated financial statements. The Company defines free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions. Free cash flow, as defined by the Company, may not be comparable to similarly titled measures reported by other companies. Management of the Company has included free cash flow in this filing because although free cash flow does not represent the amount of money available for the Company’s discretionary spending since certain obligations of the Company must be funded out of free cash flow, particularly payments on capital leases and other scheduled debt payments, management believes that it provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes, including debt payments, after funding operating activities and capital expenditures, capitalized software expenses and deferred costs and data acquisition. The above table reconciles free cash flow to net cash provided by operating activities, the nearest comparable GAAP measure.

As a result of income tax operating loss carryforwards and credits, the Company did not pay any significant federal or state income taxes in fiscal 2004 or 2005. The Company utilized the federal net operating loss carryforwards during fiscal 2006 and began paying federal income taxes.

On November 14, 2002, the Company announced a common stock repurchase program. From that date until March 31, 2006, the Company has repurchased 21.2 million shares of its common stock for an aggregate purchase price of $390.2 million (average price of $18.39 per share) under this repurchase program. Repurchases of 12.1 million shares for an aggregate price of $231.5 million and 3.0 million shares for an aggregate purchase price of $67.9 million were made in fiscal 2006 and 2005, respectively. Cash paid for repurchases in these fiscal years differs from the aggregate purchase price due to trades which were settled shortly after the end of each fiscal year. Cash paid for repurchases was $233.8 million and $64.2 million in fiscal 2006 and 2005, respectively.

Financing activities in fiscal 2006 used $61.8 million including $130.8 million in net proceeds from debt and $58.6 million in sales of stock, offset by dividends paid of $17.4 million and stock repurchases of $233.8 million as discussed above. Financing activities in fiscal 2005 used $129.6 million including $95.2 million in net repayments of debt, $14.6 million in cash dividends and $64.2 million in stock repurchases as discussed above offset by sales of common stock of $44.4 million. Financing activities in fiscal 2004 used $127.9 million, primarily as a result of net repayments of debt during the year and the acquisition of stock.

In each of the fiscal years 2006, 2005 and 2004, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction. The incurrence of this debt appears on the Consolidated Statements of Cash Flows under “supplemental cash flow information.” Payment of this debt in future periods will be reflected as a financing activity.

The Company intends to use its future free cash flow to repay debt, to repurchase shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends, and for other general business purposes. The Company paid its first cash dividend of four cents per share in the fourth quarter of fiscal 2004. In the fourth quarter of fiscal 2005 the quarterly dividend was increased to five cents per share. While Acxiom intends to pay regular quarterly dividends for the foreseeable future, all dividends will be reviewed quarterly and declared by the board of directors at its discretion.

Credit and Debt Facilities

The Company had available credit lines of $500 million of which $252.3 million was outstanding at March 31, 2006. The Company’s debt-to-capital ratio, as calculated below, was 35% at March 31, 2006 compared to 15% at March 31, 2005 (dollars in thousands).

	March 31, 2006	March 31, 2005

Numerator - long-term obligations, net of current installments	$376,415	$141,704

Denominator:
Long-term obligations, net of current installments	376,415	141,704
Stockholders’ equity	706,177	814,834

	$1,082,592	$956,538

Debt-to-capital ratio	35%	15%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $93.5 million and $83.0 million at March 31, 2006 and 2005, respectively.

Included in long-term obligations at March 31, 2004 are the Company’s 3.75% convertible notes (“3.75% Notes”) in the amount of $175 million. In March 2005, the Company called the 3.75% Notes for redemption and as a result, substantially all of the holders converted their notes into common stock. The conversion price for the 3.75% Notes was $18.25 per share. As a result of the conversion, the Company issued approximately 9.6 million shares of its common stock to the former holders of the 3.75% Notes. The remaining notes that were not converted into stock were redeemed by the Company, including accrued interest and a premium. As a result of this transaction, the Company is no longer obligated under any of the 3.75% Notes.

Effective March 24, 2005, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $245.0 million through March 31, 2010. Effective September 2, 2005, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $500 million through March 31, 2010. Borrowings under the revolving credit facility of $252.3 million at March 31, 2006 and $10.9 million at

March 31, 2005 bear interest at LIBOR plus 1.25% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable. Weighted average interest rates on the March 31, 2006 and March 31, 2005 borrowings under the revolving credit facility were 5.72% and 4.87%, respectively. Outstanding letters of credit at March 31, 2006 and 2005 were $4.0 million and $3.7 million, respectively.

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

Under the terms of the agreement, the parties will work together to further develop the Base Technology. EMC paid the Company $20 million in December 2005 and $5 million in April 2006, and will pay an additional $5 million in July 2006. Such payments received by Acxiom from EMC pursuant to the Agreement will offset previously capitalized software balances associated with development of the sold and licensed technology and amounts capitalized in the future to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow, but do contribute to free cash flow. The reduction in the capitalized balance will reduce future amortization expense.

The agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the agreement. The option price is $5 million at inception and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom will retain its perpetual license to the Base Technology and further developments of the Base Technology.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $4.6 million at March 31, 2006. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $223.2 million, and as of March 31, 2006 the Company has a future commitment for lease payments of $13.5 million over the next five years.

During fiscal 2006, the Company terminated the lease for a second aircraft which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

The Company has completed and occupied a new 97,000 square foot office building and data center in Phoenix, Arizona. Total construction costs of this facility were approximately $15.5 million. The Company has completed construction on an additional 30,000 square foot data center in Little Rock, Arkansas to be occupied in the first quarter of fiscal 2007. Total construction costs of this facility were approximately $18 million.

In connection with certain of the Company’s other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at March 31, 2006 was $5.2 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $4.0 million at March 31, 2006 and $3.7 million at March 31, 2005.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at March 31, 2006 (dollars in thousands):

	For the years ending March 31

	2007	2008	2009	2010	2011	Thereafter	Total

Capital lease and installment payment obligations	$61,762	$38,102	$10,639	$1,129	$645	$11,630	$123,907
Software and data license liabilities	25,216	15,331	7,375	18	—	—	47,940
Warrant liability	—	—	—	—	—	1,911	1,911
Other long-term debt	6,540	3,906	13,483	254,285	1,076	16,885	296,175

Total long-term obligations	93,518	57,339	31,497	255,432	1,721	30,426	469,933

Synthetic aircraft leases	931	931	931	931	698	—	4,422
Synthetic equipment and furniture leases	3,666	3,103	2,267	—	—	—	9,036

Total synthetic operating leases	4,597	4,034	3,198	931	698	—	13,458
Equipment operating leases	9,390	3,335	805	57	2	—	13,589
Building operating leases	18,656	14,844	12,904	10,509	8,026	52,357	117,296
Partnerships building leases	2,133	2,145	2,155	46	—	—	6,479
Related party aircraft lease	376	—	—	—	—	—	376

Total operating lease payments	35,152	24,358	19,062	11,543	8,726	52,357	151,198
Operating software license obligations	4,808	4,799	4,621	4,605	1,087	1,631	21,551

Total operating lease and software license obligations	39,960	29,157	23,683	16,148	9,813	53,988	172,749

Total contractual cash obligations	$133,478	$86,496	$55,180	$271,580	$11,534	$84,414	$642,682

	For the years ending March 31

	2007	2008	2009	2010	2011	Thereafter	Total

Purchase commitments on synthetic aircraft leases	$—	$—	$—	$—	$—	$4,398	$4,398
Purchase commitments on synthetic equipment and furniture leases	366	1,862	1,755	—	—	—	3,983
Other purchase commitments	68,921	21,246	8,086	6,066	4,680	4,897	113,896

Total purchase commitments	$69,287	$23,108	$9,841	$6,066	$4,680	$9,295	$122,277

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director (see note 15 to the consolidated financial statements). The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.0 million at March 31, 2006) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2006 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$2,006
Residual value guarantee on synthetic aircraft lease	2,639
Residual value guarantee on related party aircraft lease	2,980
Guarantees on certain partnership and other loans	5,207
Outstanding letters of credit	3,965

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $12.8 million as of March 31, 2006.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business. It is the Company’s general practice to lease any new required equipment to better match cash outflows with customer inflows. In some cases, the Company also sells software and hardware to clients. In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets. Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future. The Company also evaluates acquisitions from time to time, which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities. However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the “Risk Factors” contained in Part I, Item 1A, Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006.

Acquisitions

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”) a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the year ended March 31, 2006 relating to the earnout agreement. Under the provisions of the earnout agreement, the Company may pay up to an additional $7.6 million based on IA’s achievement of certain quarterly revenue and earnings targets over the period ending December 31, 2006. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues at the date of acquisition were approximately $18 million.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated digital marketing solutions and is based in San Mateo, California. Management believes DI provides the Company with new digital services capabilities that are complementary to the Company’s existing service offerings. The Company paid approximately $106.9 million in cash for DI, net of cash acquired, and DI’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. DI’s total annual revenues at the date of acquisition were approximately $45 million.

On January 5, 2005 the Company acquired SmartDM Holdings, Inc. (“SmartDM”) and its wholly-owned subsidiaries. SmartDM is a full-service direct marketing company based in Nashville, Tennessee that offers comprehensive direct marketing services and information management for mid-sized companies. The aggregate purchase price was approximately $20.4 million consisting of $18.7 million paid in cash, net of cash acquired, and $1.7 million in common stock. SmartDM’s revenue was approximately $14 million per year at the date of acquisition.

On October 25, 2004 the Company acquired ChinaLOOP, a business intelligence, customer relationship management and data management company. ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing. ChinaLOOP’s clients include a number of China-based and multinational companies. The purchase price was approximately $7.4 million consisting of $5.6 million paid in cash (net of cash acquired) and warrants with an estimated value of $1.8 million. The warrants provide for the purchase of 100,000 shares of the Company’s common stock at a price of $15 on or after November 1, 2007. Exercise of the warrants is contingent on certain performance levels of the acquired business. The warrants also provide the warrant holders with certain rights to additional shares if the price of Acxiom stock upon exercise of the warrant is less than $30 per share. The warrants expire October 24, 2014. The acquired company’s revenue at the date of acquisition was approximately $2.6 million per year.

On March 31, 2004, the Company completed the acquisition of the Consodata companies based in England, France and Spain from Seat P.G. The acquisition of the Consodata German operation, formerly known as pan-adress, was completed in April, 2004. The total net consideration was approximately $36.8 million including $26.9 million, net of cash acquired, for the operations acquired in fiscal 2004, approximately $5.0 million, net of cash acquired, for the German operation acquisition which closed in April, 2004 (fiscal 2005) and approximately $4.9 million in fees and payments to minority shareholders in fiscal 2005 and 2006. The results of operations of the acquired companies are included in the Company’s consolidated financial results beginning April 1, 2004. During the quarter ended December 31, 2005 the Company purchased the remaining minority shareholder interests in Consodata, for cash of $0.6 million. This payment was accounted for as an increase in goodwill.

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V. The acquisition was accounted for as a purchase and was effective January 1, 2004. The Company paid approximately $38.0 million for the acquisition, net of cash acquired, which includes offices in England, France, The Netherlands, Germany, Spain, Portugal and Poland. The results of operations of the acquired companies are included in the Company’s consolidated results beginning January 1, 2004. The amount paid includes payments for working capital adjustments of $8.7 million in fiscal 2005 and fees and other costs associated with the acquisition. The final purchase price is still subject to adjustment based on an agreement between the parties as to the final working capital amounts purchased. During the fourth quarter of fiscal 2006 the Company recorded an additional liability to VNU for approximately $2.6 million, which is management’s best estimate of the amount to be ultimately paid less $0.8 million expected to be collected from VNU for aged accounts receivable. The Company expects to pay the net $1.8 million in fiscal 2007.

See note 3 to the consolidated financial statements for more information about the Company’s acquisitions.

ValueAct Capital

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

The lawsuit, Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Morgan, et al., CV05-8498, is pending in Pulaski County, Arkansas Circuit Court. In addition to seeking class action status, the plaintiffs are also seeking an order requiring the defendants to properly consider the ValueAct transaction or any other transaction in the best interests of Acxiom shareholders and to rescind any measures that would prevent ValueAct from negotiating for the purchase of the Company. The complaint has been amended numerous times and the defendants have filed a comprehensive response seeking dismissal of the action and are vigorously contesting the lawsuit. The Company does not believe the ultimate outcome of the lawsuit will have a material impact on the Company or its operations or financial position.

On July 12, 2005, ValueAct sent a letter to the Acxiom board of directors outlining a proposal to negotiate an acquisition of the Company. Based on the board’s evaluation of the proposal, and with assistance from its legal and financial advisors, the board unanimously determined that pursuing ValueAct’s proposal was not in the best interests of the Company or its shareholders.

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

On May 15, 2006 ValueAct filed a preliminary proxy statement with the Securities and Exchange Commission indicating its intent to nominate three candidates for election to the Acxiom board of directors. The three candidates include Jeffrey Ubben, ValueAct co-founder and principal owner, along with two other representatives of ValueAct. The three Acxiom board members up for election at the 2006 shareholders meeting include Charles Morgan, chairman of the board and company leader since 1975. On May 15, 2006 Charles Morgan, in writing, invited Mr. Ubben to attend an upcoming meeting of the Acxiom board. Mr. Ubben declined the invitation. After the declination Mr. Morgan again extended the invitation to Mr. Ubben. Mr. Ubben did not respond.

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

The Company’s traditional direct marketing operations experience their lowest revenue in the first quarter and highest revenue in the third quarter of the fiscal year. In order to minimize the impact of these fluctuations, the Company continues to seek long-term strategic partnerships with more predictable revenues. Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 71% in fiscal 2006, compared to 74% in fiscal 2005 and 80% in 2004. The decrease in revenue under long-term contracts is primarily due to the acquisitions in the past two fiscal years which have significantly lower percentages of revenue under long-term contract than the Company’s previously-existing operations.

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at subsequent annual stockholders meetings. He resigned from the board effective February 28, 2006. TransUnion has not elected to designate another representative to the board. During the quarter ended September 30, 2004, the agreement was extended to run through December 31, 2010. Acxiom recorded revenue from TransUnion of $106.5 million, $96.0 million and $74.1 million in fiscal 2006, 2005 and 2004, respectively.

During fiscal 2004, the Company entered into a long-term data license agreement with TransUnion to license data that is used in some of the Company’s products. In fiscal 2005, the Company entered into a second data license with TransUnion for additional data. The Company also purchases other data and services from TransUnion.

See note 15 to the consolidated financial statements for additional information on certain relationships and related transactions.

Non-U.S. Operations

With the acquisition of ChinaLOOP, the Claritas Europe group of companies and the Consodata companies, the Company has a larger presence in the United Kingdom and France and a new presence in The Netherlands, Germany, Spain, Portugal, Poland and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company’s European operations had net losses of $3.7 million in fiscal 2006, due to the recording of certain of the gains, losses and other items within the European operations, and earnings of $6.8 million in fiscal 2005 and $1.1 million in fiscal 2004. The European operations included earnings from the Claritas acquisition of $2.6 million for the period from January 1, 2004 (date of acquisition) through March 31, 2004. The Australian operation had net losses of $0.2 million for fiscal 2006, $0.4 million for fiscal 2005 and $1.1 million in fiscal 2004. ChinaLOOP had approximately break-even net earnings for the period from October 25, 2004 (date of acquisition) through March 31, 2005 and net losses of $0.6 million for fiscal 2006. The Company’s Japanese operation, which was closed during early fiscal 2006, incurred net losses of approximately $0.7 million in fiscal 2006, $2.4 million in fiscal 2005 and $1.2 million in fiscal 2004.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the accompanying consolidated financial statements includes a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. Of those policies, we have identified the following as the most critical because they require management’s use of complex and/or significant judgments:

Revenue Recognition – The Company provides database management and IT outsourcing services under long-term arrangements. These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT outsourcing contracts. In the case of database management contracts, the customer does not acquire any ownership rights to the Company’s intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement. Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract. Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions. Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract. In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred.

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement. In cases where database management or IT outsourcing arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly. The lease revenues are not significant to the Company’s financial statements.

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

The Company accounts for revenue arrangements with multiple elements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Elements.” EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements. The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition. Deferred revenue at March 31, 2006 was $123.9 million compared to $115.9 million at March 31, 2005.

In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate. The Company recognized revenue of $15.8 million in 2006, $17.4 million in 2005 and $17.6 million in 2004 for hardware and software where the Company has determined that up-front revenue recognition is appropriate. In fiscal 2006 all of the $15.8 million revenue noted above was recorded on a gross basis. In fiscal 2005, all of the $17.4 million in revenue noted above was recorded on a gross basis. In fiscal 2004 sales agreements recorded on a net basis totaled $0.7 million. In fiscal 2004 sales agreements recorded on a gross basis totaled $16.9 million.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in accounts receivable were $75.1 million and $67.7 million, respectively, at March 31, 2006 and 2005.

In general, the Company provides services rather than products and, therefore, does not provide end-users with price-protection or rights of return. The Company’s contracts provide a warranty that the services will meet the agreed-upon criteria or any necessary modifications will be made. The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Software, Purchased Software Licenses, and Research and Development Costs – The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”) and the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred. Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. The Company recorded amortization expense and impairment charges related to internally developed computer software of $27.0 million in fiscal 2006, $29.8 million in fiscal 2005 and $26.9 million in fiscal 2004. Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization of $15.6 million in fiscal 2006, $15.4 million in fiscal 2005 and $20.1 million in fiscal 2004 were charged to operations during those years.

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations. Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years. The Company recorded amortization of purchased software licenses of $43.6 million in fiscal 2006, $35.6 million in fiscal 2005 and $27.1 million in fiscal 2004. Purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements. Therefore, amortization lives are periodically reevaluated and, if necessary, adjusted to reflect current and future expected usage based on units-of-production amortization. Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract. While the Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

Capitalized software, including both purchased and internally developed, are reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value. In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product. A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value. As a result of the Company’s net realizable value calculation, the Company recorded charges of $2.8 million in fiscal 2004 for the write-down of certain of its purchased software to net realizable value. (See further discussion in note 2 to the consolidated financial statements.) At March 31, 2006, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists. However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge. Additionally, should future project revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($201.0 million at March 31, 2006).

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At March 31, 2006, the Company believes that no impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

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

Stock-Based Compensation Accounting – The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation to associates. Accordingly, the Company has not historically recognized compensation expense for the fair value of its stock-based awards to associates in its consolidated financial statements. The Company has included the pro forma disclosures in note 1 to its consolidated financial statements as if the fair-value based method of accounting had been applied. As a result of the acquisition of DI the Company has issued options to DI associates that are “in-the-money” resulting in the Company recording compensation cost under the intrinsic-value method. See the following section, “New Accounting Pronouncements” for a discussion of the required implementation for the fair-value based method of accounting.

Fully diluted shares outstanding and diluted earnings per share (“EPS”) include the effect of “in-the-money” stock options and warrants (calculated based on the average share price for the period), restricted stock and the convertible debt.

The dilution from employee options, warrants, and restricted stock, as computed under the treasury stock method, fluctuates based on changes in the price of the Company’s common stock. If the price of the Company’s stock decreases, fewer options and warrants are “in the money” and the impact on diluted earnings per share is smaller. If the price of the Company’s stock increases, more options and warrants are “in the money” and the impact on diluted earnings per share is greater. As shown in note 1 to the consolidated financial statements, the impact on diluted earnings per share from stock options, warrants and restricted stock during the current year was approximately 3%.

Deferred Costs and Data Acquisition Costs – The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements. Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins. These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit. In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts. All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement. During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable either through recognition of previously deferred revenue or future minimum contractual billings. Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which is from two to seven years. In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the kind of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the “stale” data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

Total deferral of costs and data acquisition costs were $70.5 million in fiscal 2006, $53.4 million in fiscal 2005 and $24.9 million in fiscal 2004. At March 31, 2006, the Company had recorded on its consolidated balance sheet deferred costs, net of accumulated amortization, of $112.8 million and data acquisition costs of $40.8 million.

Investment Valuations – The Company accounts for its investments in marketable and nonmarketable securities as available for sale. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss). In the event that unrealized declines in the value of its investments are deemed to be “other than temporary”, the Company records the unrealized losses as a charge to earnings. In making the assessment as to whether a decline in value of an investment is “other than temporary”, the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months. In addition, management looks at all other available information, including the business plan and current financial condition of each investee. During fiscal 2004, management has determined declines in the value of certain of its investments to be “other than temporary.” Accordingly, the Company recorded charges to earnings of $7.2 million in fiscal 2004 to write down investments to their approximate fair values.

In determining the fair value of its investments, the Company attempts to obtain quoted market prices. In situations where quoted market prices are not available, management considers the available facts and circumstances regarding each investment in estimating its fair value. In some cases where quoted market prices are not available, management estimates the value of the investment using a discounted cash flow (“DCF”) analysis. This DCF analysis is based on information received regarding each of the Company’s investments, as well as a variety of inputs determined by management including discount rates, liquidity discounts, earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, and various other factors. In the event that the underlying projections of an investment obtained by the Company for use in its DCF analysis do not materialize; future events indicate that revisions to discount rates, EBITDA multiples, liquidity factors or other variables are necessary; or quoted market prices of investments, where available, decline, the Company may be required to make further write-downs up to and including the total carrying amount of its investments ($4.8 million at March 31, 2006).

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R as originally issued would have been required to be adopted by the Company in the second fiscal quarter of fiscal 2006. Subsequent to issuance of the statement, the effective date was delayed until the beginning of the next fiscal year, which begins April 1, 2006.

SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award. Currently the Company accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost has been historically recognized by the Company for any of its stock options except for certain in-the-money stock options issued as a result of the DI acquisition. SFAS No. 123R supersedes Opinion No. 25 and eliminates the use of the intrinsic value method.

Under the provisions of SFAS No. 123 before its revision, the Company included footnote disclosures of the effects on the Company’s earnings that would have occurred if SFAS No. 123 had been adopted by the Company. See note 1 to the consolidated financial statements for this disclosure.

During the quarter ended September 30, 2004, the compensation committee of the board of directors voted to vest the unvested 2.1 million options which were then out of the money with option prices greater than $22.33. During the quarter ended March 31, 2005, the board of directors authorized the acceleration of vesting of all of the Company’s outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time. The accelerated vesting was effective at the close of business on March 24, 2005. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System used for measurement of compensation as of the date of acceleration was $21.37. As a result of the latest acceleration, options to purchase approximately 4.9 million shares of the Company’s common stock, which otherwise would have vested from time to time over the following six years, became fully vested. All other terms and conditions applicable to these stock options grants remain in effect.

The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in the consolidated statement of operations in future financial statements upon the effectiveness of SFAS 123R. At the time of the board’s action SFAS 123R was scheduled to become effective for the Company on July 1, 2005. The effective date was subsequently postponed until April 1, 2006. By accelerating the vesting of these options, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005. The Company believes that the acceleration eliminated the need for recognizing future compensation expense, in either the financial statements or the pro forma footnote disclosure, of approximately $11.7 million in fiscal 2006; $11.2 million in fiscal 2007; $8.2 million in fiscal 2008; and a total of $6.5 million over the following three fiscal years. The expenses which otherwise would have been incurred but for the acceleration are reported in the Company’s fiscal year 2005 financial statements in the pro forma footnote disclosure as permitted under the provisions of SFAS 123 prior to its revision. The Company believes that it will thereafter not be required to recognize any significant compensation expense in future periods associated with the affected options. The impact of the implementation of SFAS 123R is not expected to be significant.

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

The Company’s intent in implementing the original 1993 stock option program as well as the subsequent versions of the program was to align its leaders’ interest with stockholders’ interests, and to motivate, retain and attract key leaders. The Company believes that this goal was achieved through the implementation of premium priced options and long vesting periods, which are substantially longer than the vesting periods used at most companies. However, as a result of SFAS 123R, the Company would be required to recognize expense for options granted a number of years earlier. In fact, SFAS 123R would require the Company to recognize expense for options granted as far back as 1997.

At the 2005 annual meeting, the Company’s stockholders approved revisions to its stock option plan. Under the revised plan, other forms of equity compensation, such as restricted stock and restricted stock units, are available for grant under the plan. These alternatives will be utilized as the Company’s primary long-term incentive (“LTI”) vehicle in amounts which should result in significantly less dilution than the former LTI stock option program. The Company will continue to evaluate all applicable accounting standards with regard to the future implementation of its LTI strategies.

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

Such statements may include but are not necessarily limited to the following:

•	That the Company is continuing to experience continued improvement and momentum in financial performance;
•	that the Company expects continued focus on expense controls will lead to continued improvement in operating margins;
•

that the projected revenue, operating margin, return on assets and return on invested capital, operating cash flow and free cash flow, borrowings, dividends and other metrics will be within estimated ranges;

•	that the estimations of revenue, earnings, cash flow, growth rates, restructuring charges and expense reductions will be within the estimated ranges; and
•	that the business pipeline and anticipated cost structure will allow the Company to continue to meet or exceed revenue, cash flow and other projections.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•

The possibility that we may incur expenses related to unsolicited proposals or other efforts by others to acquire or control the Company; certain contracts may not be closed, or may not be closed within the anticipated time frames; the possibility that certain contracts may not generate the anticipated revenue or profitability;

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

•	the possibility that we experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers;
•

the possibility that the services of the United States Postal Service, their global counterparts and other delivery systems may be disrupted; and the possibility that we may be affected by other competitive factors.

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

•

that the Customer Information Infrastructure (CII) grid-based environment at Acxiom will continue to be implemented successfully over the next 3-4 years and that the new CII infrastructure will continue to provide increasing operational efficiencies;

•	that the acquisitions of companies operating primarily outside of the United States will be successfully integrated; and that significant efficiencies will be realized from this integration;
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

Management’s Report on Internal Control Over Financial Reporting

The management of Acxiom Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, we determined that, as of March 31, 2006 the Company’s internal control over financial reporting is effective based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has excluded the operations of Digital Impact, Inc. and InsightAmerica, Inc. from its assessment of internal control over financial reporting as of March 31, 2006 because they were acquired by the Company in business combinations completed during the first and second quarters of fiscal year 2006, respectively. The audited consolidated financial statements of the Company include the results of Digital Impact, Inc. and InsightAmerica, Inc. but management’s assessment does not include an assessment of the internal control over financial reporting of these entities. The acquired companies represent approximately $58,284,000 of the Company’s consolidated revenue for the year ended March 31, 2006 and $170,323,000 of the Company’s consolidated assets as of March 31, 2006.

KPMG LLP, the Company’s independent registered public accounting firm that audited the financial statements included in the annual report, has issued an attestation report appearing on the following page on our assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Acxiom Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Acxiom Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired Digital Impact, Inc. (Digital Impact) and InsightAmerica, Inc. (Insight) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, Digital Impact’s and Insight’s internal control over financial reporting associated with total assets of $170,323,000 and total revenues of $58,284,000 included in the consolidated financial statements of the Company as of and for the year ended March 31, 2006. Our audit of internal control over financial reporting of Acxiom Corporation also excluded an evaluation of the internal control over financial reporting of Digital Impact and Insight.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

June 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

June 8, 2006

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$7,705	$4,185
Trade accounts receivable, net, including receivable from related parties of $758 in 2006 and $850 in 2005 (notes 11 and 15)	261,624	250,653
Deferred income taxes (note 14)	24,587	31,415
Refundable income taxes	—	1,345
Other current assets (notes 6 and 17)	44,937	46,034

Total current assets	338,853	333,632
Property and equipment, net of accumulated depreciation and amortization (notes 9 and 12)	333,771	323,386
Software, net of accumulated amortization of $116,379 in 2006 and $101,774 in 2005 (note 8)	45,509	57,135
Goodwill (notes 3 and 7)	472,401	354,182
Purchased software licenses, net of accumulated amortization of $240,374 in 2006 and $188,090 in 2005 (note 8)	155,518	157,999
Unbilled and notes receivable, excluding current portions (notes 4 and 5)	19,139	20,410
Deferred costs, net of accumulated amortization of $87,349 in 2006 and $53,215 in 2005	112,817	88,851
Data acquisition costs, net of accumulated amortization of $76,951 in 2006 and $41,654 in 2005	40,828	48,915
Other assets, net (note 6)	21,662	15,369

	$1,540,498	$1,399,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 10)	$93,518	$83,005
Trade accounts payable	44,144	63,295
Accrued expenses (notes 2 and 17):
Payroll	32,139	27,435
Other	81,428	74,635
Income taxes	4,845	—
Deferred revenue	123,916	115,892

Total current liabilities	379,990	364,262

Long-term obligations:
Long-term debt and capital leases, net of current installments	353,692	104,210
Software and data licenses, net of current installments	22,723	37,494

Total long-term obligations (note 10)	376,415	141,704

Deferred income taxes (note 14)	77,916	79,079
Commitments and contingencies (notes 2, 3, and 12)
Stockholders’ equity (notes 3 and 13):
Common stock	10,946	10,440
Additional paid-in capital	677,026	588,156
Unearned stock-based compensation	(1,941)	—
Retained earnings	410,278	363,556
Accumulated other comprehensive income (note 20)	2,205	12,616
Treasury stock, at cost	(392,337)	(159,934)

Total stockholders’ equity	706,177	814,834

	$1,540,498	$1,399,879

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share amounts)

	2006	2005	2004

Revenue:
Services, including revenue from related parties of $107.4 million in 2006, $97.0 million in 2005 and $74.8 million in 2004 (notes 15, 16 and 18)	$1,012,549	$889,675	$778,154
Data	320,019	333,367	232,668

Total revenue	1,332,568	1,223,042	1,010,822
Operating costs and expenses (notes 2, 4, 8, 12, 15 and 17):
Cost of revenue
Services	778,490	697,323	635,436
Data, including expenses to a related party of $16.3 million in 2006, $13.7 million in 2005 and $10.4 million in 2004	201,950	208,388	162,671

Total cost of revenue	980,440	905,711	798,107
Selling, general and administrative	211,541	196,123	118,576
Gains, losses and other items, net	9,504	(984)	855

Total operating costs and expenses	1,201,485	1,100,850	917,538

Income from operations	131,083	122,192	93,284

Other income (expense):
Interest expense	(28,744)	(19,191)	(19,267)
Other, net (note 6)	2,005	3,200	(6,724)

Total other income (expense)	(26,739)	(15,991)	(25,991)

Earnings before income taxes	104,344	106,201	67,293
Income taxes (note 14)	40,216	36,483	8,949

Net earnings	$64,128	$69,718	$58,344

Earnings per share:
Basic	$0.73	$0.80	$0.68

Diluted	$0.71	$0.74	$0.64

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(Dollars in thousands)

			Additional paid-in capital	Unearned stock-based compensation	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss) (note 20)			Total stockholders’ equity
	Common Stock							Treasury stock (note 13)

	Number of shares	Amount						Number of shares	Amount

Balances at March 31, 2003	90,149,108	$9,015	$333,715	$—		$253,558	$(2,911)	(1,985,378)	$(30,821)	$562,556
Tax benefit of stock options and warrants exercised (note 14)	—	—	4,313	—	$—	—	—	—	—	4,313
Issuance of warrants (note 3)	—	—	2,000	—	—	—	—	—	—	2,000
Employee stock awards, benefit plans and other issuances	2,108,935	211	21,228	—	—	—	—	15,991	598	22,037
Acquisition of treasury stock	—	—	—	—	—	—	—	(4,351,773)	(64,470)	(64,470)
Dividends	—	—	—		—	(3,415)	—	—	—	(3,415)
Comprehensive income:				—
Foreign currency translation	—	—	—	—	5,533	—	5,533	—	—	5,533
Unrealized gain on marketable securities, net of tax	—	—	—	—	318	—	318	—	—	318
Net earnings	—	—	—	—	58,344	58,344	—	—	—	58,344

Total comprehensive income					$64,195

Balances at March 31, 2004	92,258,043	$9,226	$361,256	$—		$308,487	$2,940	(6,321,160)	$(94,693)	$587,216
Tax benefit of stock options and warrants exercised (note 14)	—	—	9,043	—	$—	—	—	—	—	9,043
Exercise of warrants (note 13)	—	—	(908)	—	—	—	—	36,353	908	—
Employee stock awards, benefit plans and other issuances	2,553,926	255	44,147		—	—	—	23,203	382	44,784
Conversion of bonds to stock (note 10)	9,588,192	959	170,674		—	—	—	—	—	171,633
Acquisition of Smart DM (note 3)	—	—	349	—	—	—	—	67,626	1,367	1,716
Stock compensation expense (note 13)	—	—	3,595	—	—	—	—	—	—	3,595
Acquisition of treasury stock	—	—	—	—	—	—	—	(2,993,108)	(67,898)	(67,898)
Dividends	—	—	—	—	—	(14,649)	—	—	—	(14,649)
Comprehensive income:
Foreign currency translation	—	—	—	—	9,843	—	9,843	—	—	9,843
Unrealized loss on marketable securities, net of tax	—	—	—	—	(167)	—	(167)	—	—	(167)
Net earnings	—	—	—	—	69,718	69,718	—	—	—	69,718

Total comprehensive income					$79,394

Balances at March 31, 2005	104,400,161	$10,440	$588,156	$—		$363,556	$12,616	(9,187,086)	$(159,934)	$814,834
Employee stock awards, benefit plans and other issuances	5,057,991	506	59,466	—	$—	—	—	(51,304)	(1,358)	58,614
Tax benefit of stock options and warrants exercised (note 14)	—	—	19,097	—	—	—	—	—	—	19,097
Acquisition of Digital Impact, Inc. –issuance of stock options, net of forfeitures (note 3)	—	—	10,632	(3,091)	—	—	—	—	—	7,541
Amortization of unearned stock-based compensation	—	—	—	1,150	—	—	—	—	—	1,150
Executive stock compensation expense			163	—						163
Warrant exercise (note 13)	—	—	(488)	—	—	—	—	33,901	488	—
Acquisition of treasury stock	—	—	—	—	—	—	—	(12,105,133)	(231,533)	(231,533)
Dividends	—	—	—	—	—	(17,406)	—	—	—	(17,406)
Comprehensive income:				—
Foreign currency translation	—	—	—	—	(10,405)	—	(10,405)	—	—	(10,405)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(6)	—	(6)	—	—	(6)
Net earnings	—	—	—	—	64,128	64,128	—	—	—	64,128

Total comprehensive income					$53,717

Balances at March 31, 2006	109,458,152	$10,946	$677,026	$(1,941)		$410,278	$2,205	(21,309,622)	$(392,337)	$706,177

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$64,128	$69,718	$58,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets (notes 2, 8 and 9)	231,137	195,120	150,241
Loss (gain) on disposal or impairment of assets, net	(1,797)	(411)	9,940
Deferred income taxes (note 14)	18,893	34,165	6,895
Income tax benefit of stock options and warrants exercised (note 14)	19,097	9,043	4,313
Non-cash stock compensation expense (note 13)	1,313	3,595	—
Changes in operating assets and liabilities:
Accounts receivable	(21,162)	(44,286)	25,594
Other assets	(26,197)	(21,898)	7,434
Accounts payable and other liabilities	(15,148)	(22,461)	(14,904)
Deferred revenue	5,569	24,429	12,026

Net cash provided by operating activities	275,833	247,014	259,883

Cash flows from investing activities:
Proceeds received from the disposition of operations	4,844	—	7,684
Proceeds received from the disposition of assets	5,123	—	2,783
Payments received from investments	3,760	2,533	1,678
Capitalized software development costs	(21,903)	(20,294)	(27,844)
Capital expenditures	(6,848)	(14,330)	(22,178)
Cash collected from the sale and license of software (note 8)	20,000	—	—
Deferral of costs and data acquisition costs	(70,454)	(53,428)	(24,881)
Investments in joint ventures and other investments	—	—	(5,000)
Net cash paid in acquisitions (note 3)	(144,626)	(42,200)	(55,591)

Net cash used in investing activities	(210,104)	(127,719)	(123,349)

Cash flows from financing activities:
Proceeds from debt	437,870	216,138	149,687
Payments of debt	(307,120)	(311,350)	(231,763)
Dividends paid	(17,406)	(14,649)	(3,415)
Sale of common stock	58,614	44,377	22,037
Acquisition of treasury stock	(233,770)	(64,152)	(64,470)

Net cash used in financing activities	(61,812)	(129,636)	(127,924)

Effect of exchange rate changes on cash	(397)	171	254

Net increase (decrease) in cash and cash equivalents	3,520	(10,170)	8,864
Cash and cash equivalents at beginning of period	4,185	14,355	5,491

Cash and cash equivalents at end of period	$7,705	$4,185	$14,355

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004

Supplemental cash flow information:
Cash paid during the period for:
Interest	$27,958	$20,473	$20,189
Income taxes	4,185	1,465	1,758
Payments on capital leases and installment payment arrangements	72,232	60,886	30,823
Payments on software and data license liabilities	29,069	24,748	32,801
Noncash investing and financing activities:
Common stock, options, and warrants issued for acquisitions (note 3)	7,541	3,549	2,000
Acquisition of land in exchange for debt	—	—	2,698
Acquisition of data under long-term obligation with related party (note 15)	—	—	18,340
Enterprise software licenses acquired under software obligation	14,950	13,882	16,635
Acquisition of property and equipment under capital leases and installment payment arrangements	85,261	90,627	80,518
Construction of assets under construction loans	10,772	21,832	11,045
Convertible debt converted to common stock net of deferred issuance cost (note 10)	—	171,633	—
Accrual of treasury stock purchase	1,509	3,746	—

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom Corporation (“Acxiom” or “the Company”) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration technology (“CDI”), data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“U.S.”) and Europe, and in Australia and China.

Basis of Presentation and Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method with equity in earnings recorded in “other, net” in the accompanying consolidated statements of operations. Investments in less than 20% owned entities are accounted for at cost. Investment income and charges related to investments accounted for at cost are recorded in “other, net.”

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

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below. Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $75.1 million and $67.7 million, respectively, at March 31, 2006 and 2005.

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $8.2 million and $11.7 million as of March 31, 2006 and 2005, respectively (see note 5). The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Leases-

Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Software and Research and Development Costs -

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”) and the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred. Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release. Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

Purchased Software Licenses -

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations (see note 10). Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years. Amortization of software is included in cost of revenue in the accompanying consolidated statements of operations.

These licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements. Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization. Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations (see notes 3 and 7). Goodwill is reviewed at least annually for impairment under a two-part test. Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit’s estimated fair value. In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2005 indicated that no potential impairment of its goodwill balances exists. The Company expects to complete its next annual impairment test during the quarter ending June 30, 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

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

Unbilled and Notes Receivable -

Unbilled and notes receivable are from the sales of software, services, data licenses, equipment sales and from the sale of divested operations (see notes 4 and 5), net of the current portions of such receivables. Certain, but not all, of the unbilled and notes receivable from software, services, data licenses and equipment sales have no stated interest rate and have been discounted using an imputed interest rate, generally 5% to 8%, based on the customer, type of agreement, collateral and payment terms. The term of these notes is generally three years or less. This discount is being recognized into income using the interest method and the interest income is included as a component of “other, net” in the accompanying consolidated statements of operations. Cash flows from unbilled and notes receivable are reported in operating cash flows as a change in other assets.

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

The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which is from two to seven years. In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the kind of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the stale data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

Total deferral of costs and data acquisition costs were $70.5 million in fiscal 2006, $53.4 million in fiscal 2005 and $24.9 million in fiscal 2004. The balance of these deferred costs are included in the consolidated balance sheet as Deferred costs, net and Data acquisition costs, net.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Other Assets -

Other assets include the Company’s investment in marketable and nonmarketable securities (see note 6) of $4.9 million and $7.7 million as of March 31, 2006 and 2005, respectively. The Company has classified its marketable securities as available for sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized (see note 20). Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

Deferred Revenue -

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of software, data licenses, services and equipment. Deferred revenues are subsequently recorded as revenue in accordance with the Company’s revenue recognition policies.

Revenue Recognition-

The Company provides database management and IT outsourcing services under long-term arrangements. These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT outsourcing contracts. In the case of database management contracts, the customer does not acquire any ownership rights to the Company’s intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement. Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract. Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions. Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract. In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred.

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

The Company evaluates its database management and IT outsourcing arrangements using the criteria in EITF 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 became effective for new arrangements or modifications to existing arrangements occurring on or after July 1, 2003. EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement. In cases where database management or IT outsourcing arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly. These lease revenues are not significant to the Company’s consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company does not provide end-users with price-protection or rights of return. The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made. The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

The Company accounts for revenue arrangements with multiple elements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Elements.” EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements. The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There has been no material impact to the Company from adoption of EITF 00-21.

Concentration of Credit Risk -

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts, unbilled and notes receivable. The Company’s receivables are from a large number of customers. Accordingly, the Company’s credit risk is affected by general economic conditions.

Income Taxes -

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

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

Foreign Currency Translation -

The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income (note 20).

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	2006	2005	2004

Basic earnings per share:
Numerator – net earnings	$64,128	$69,718	$58,344
Denominator – weighted-average shares outstanding	87,557	86,695	85,487

Basic earnings per share	$0.73	$0.80	$0.68

Diluted earnings per share:
Numerator – net earnings	$64,128	$69,718	$58,344
Interest expense on convertible bonds (net of tax benefit)	—	3,560	4,102

	64,128	73,278	62,446

Denominator:
Weighted-average shares outstanding	87,557	86,695	85,487
Dilutive effect of common stock options, warrants, and restrictive stock as computed under the treasury stock method	2,732	3,721	2,161
Dilutive effect of convertible debt	—	9,030	9,589

	90,289	99,446	97,237

Diluted earnings per share	$0.71	$0.74	$0.64

Options and warrants to purchase shares of common stock that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	2006	2005	2004

Number of shares outstanding under options and warrants	6,970	4,510	10,709
Range of exercise prices	$22.10–$268.55	$22.49–$62.06	$14.82–$62.06

Stock-Based Compensation -

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R will require that compensation cost related to stock options and other share-based payments be recognized in the financial statements. Currently, the Company accounts for its stock options under the intrinsic value provisions of APB 25, which does not necessarily require the recognition of stock options as compensation cost in the statement of earnings. Accordingly, no compensation cost has historically been recognized by the Company in the accompanying consolidated statements of operations for any of the fixed stock options granted. As a result of the acquisition of DI (see note 3), the Company issued options to DI associates that are in-the-money, resulting in compensation cost under APB 25. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Standards No. 123 the Company’s consolidated net earnings would have been reduced to the following unaudited pro forma amounts for the years ended March 31 (in thousands, except per share amounts):

	2006	2005	2004

Net earnings, as reported	$64,128	$69,718	$58,344
Plus: stock-based employee compensation expense included in determination of net income, net of income tax benefit	814	2,229	—
Less: stock-based employee compensation expense under fair value based method, net of income tax benefit	(2,650)	(47,175)	(12,781)

Pro forma net earnings	$62,292	$24,772	$45,563

Earnings per share:
Basic – as reported	$0.73	$0.80	$0.68

Basic – pro forma	$0.71	$0.29	$0.53

Diluted – as reported	$0.71	$0.74	$0.64

Diluted – pro forma	$0.69	$0.27	$0.51

The per-share weighted-average fair value of stock options granted during fiscal 2006, 2005 and 2004 was $4.52, $10.27 and $10.04, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1% for 2006, 1% for 2005, and 0% for 2004; risk-free interest rate of 4.26% in 2006, 4.27% in 2005 and 4.41% in 2004; expected option life of 3 years for 2006 and 10 years for 2005 and 2004; and expected volatility of 24% in 2006, 30% in 2005 and 49% in 2004. The decrease in the option life for the options granted in fiscal 2006 was due to those options being fully vested when granted.

During the quarter ended September 30, 2004, the compensation committee of the board of directors voted to vest the unvested 2.1 million options which were out of the money with option prices greater than $22.33. During the quarter ended March 31, 2005, the board of directors authorized the acceleration of vesting of all of the Company’s then outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time. The accelerated vesting was effective at the close of business on March 24, 2005. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $21.37. As a result of the latest acceleration, options to purchase approximately 4.9 million shares of the Company’s common stock, which otherwise would have vested from time to time over the following six years, became fully vested. All other terms and conditions applicable to these stock option grants remain in effect. The above two acceleration events caused the increase in pro forma compensation expense noted above for fiscal 2005 under SFAS No. 123.

The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in the consolidated statement of operations in future financial statements upon the effectiveness of SFAS 123R. At the time of the board’s action SFAS 123R was scheduled to become effective for the Company on July 1, 2005. The effective date was postponed until April 1, 2006. By accelerating the vesting of these options, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005. The Company believes that the acceleration eliminated the need for recognizing future compensation expense, in either the financial statements or the pro forma footnote disclosure, of approximately $11.7 million in fiscal 2006; $11.2 million in fiscal 2007; $8.2 million in fiscal 2008; and a total of $6.5 million over the following three fiscal years. The expenses which otherwise would have been incurred but for the acceleration are reported in the Company’s fiscal year 2005 consolidated financial statements in the pro forma footnote disclosure above as permitted under the provisions of SFAS 123 prior to its revision. The Company believes that it will thereafter not be required to recognize any significant compensation expense in future periods associated with the affected options. The only stock-based compensation expense the Company continues to incur relates to the director options that were not accelerated, DI options, and options and restricted stock units granted during fiscal 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company’s intent in implementing the original 1993 stock option program as well as the subsequent versions of the program was to align its leaders’ interest with stockholders’ interests, and to motivate, retain and attract key leaders. The Company believes that this goal was achieved through the implementation of premium priced options and long vesting periods, which are substantially longer than the vesting periods used at most companies. However, as a result of SFAS 123R, the Company would be required to recognize expense for options granted a number of years earlier. In fact, SFAS 123R would require the Company to recognize expense for options granted as far back as 1997.

At the 2005 annual meeting, the Company’s stockholders approved revisions to its stock option plan. Under the revised plan, other forms of equity compensation, such as restricted stock and restricted stock units, are available for grant under the plan. These alternatives will be utilized as the Company’s primary long-term incentive (“LTI”) vehicle in amounts which should result in significantly less dilution than the former LTI stock option program. The Company will continue to evaluate all applicable accounting standards with regard to the future implementation of its LTI strategies.

Advertising Expense -

The Company expenses advertising costs as incurred. Advertising expense was approximately $6.7 million, $10.0 million and $7.6 million for the years ended March 31, 2006, 2005 and 2004, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under the provisions of FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Under the provisions of FIN 45, a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued. FIN 45 requires the Company to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees, including any guarantees issued in connection with its synthetic equipment arrangements. However, the provisions of FIN 45 are applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s liability for the fair value of guarantees is not material.

Prior Year Reclassifications -

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior years’ consolidated net earnings as previously reported.

Loss Contingencies and Legal Expenses -

The Company records a liability for loss contingencies when the liability is probable and reasonably estimatible. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

As discussed in Restructuring Plans below, the following table shows the balances that were accrued for restructuring plans as well as the changes in those balances during the years ended March 31, 2004, 2005 and 2006 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total

March 31, 2003	$16	$314	$254	$584
Fiscal year 2004 restructuring plan amount	3,685	—	300	3,985
Payments	(1,120)	(314)	(254)	(1,688)

March 31, 2004	2,581	—	300	2,881
Payments	(2,916)	—	(300)	(3,216)
Adjustments	335	—	—	335

March 31, 2005	—	—	—	—
Fiscal year 2006 restructuring plan amount	6,800	3,687	2,478	12,965
Payments	(5,593)	(1,944)	(2,219)	(9,756)

March 31, 2006	$1,207	$1,743	$259	$3,209

Restructuring Plans

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above shows the portion of the above charges which are yet to be paid as of March 31, 2006 (dollars in thousands). The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

During the fourth quarter of fiscal 2004, management determined that based on a net realizable value analysis one of its campaign management software tools which had been acquired from a third party was impaired and consequently recorded an impairment charge of $2.8 million which is included in cost of services in the consolidated statement of operations. The impairment charge is also included in depreciation, amortization and impairment of long-lived assets in the consolidated statement of cash flows. Separately, during the same quarter the Company recorded a charge of $4.0 million in gains, losses and other items related to restructuring. The restructuring charge included $3.7 million for severance and other associated-related charges due to the termination of approximately 230 associates who were terminated on or prior to March 31, 2004. The remainder of the restructuring charge consisted of $0.3 million related to termination of a lease at one of the Company’s locations. Approximately $1.1 million of the charge had been paid as of March 31, 2004 and $2.9 million was recorded in accrued impairment costs as of March 31, 2004. All remaining amounts were paid as of March 31, 2005.

Montgomery Ward Bankruptcy

During fiscal 2001, Wards, a significant customer of the IT Management segment, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, during the year ended March 31, 2001, the Company recorded charges totaling $34.6 million related to these obligations and impaired assets. As of June 30, 2001, the Company was no longer obligated to provide services to Wards. The Company has since received payments from the Wards bankruptcy trustee in the aggregate amount of $5.4 million. Payments of $0.5 million, $1.4 million and $3.0 million were recorded in fiscal 2006, 2005 and 2004, respectively, through gains, losses and other items where the expense was originally recorded.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2006	2005	2004

(Gain) loss on divestitures (note 4)	$1,326	$31	$(130)
Leased airplane disposal (note 4)	(1,548)
Gain on sale of building (note 4)	(2,787)	—	—
Restructuring plan charges and adjustments	12,965	335	3,985
Montgomery Ward bankruptcy recoveries	(452)	(1,350)	(3,000)

	$9,504	$(984)	$855

3.	ACQUISITIONS:

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts, if any, payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the quarter ending December 31, 2005 relating to the earnout agreement. Under the provisions of the earnout agreement, the Company may pay up to an additional $7.6 million based on IA’s achievement of certain quarterly revenue and earnings targets over the period ending December 31, 2006. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues for their fiscal year ended December 31, 2004 were approximately $18 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated digital marketing solutions and is based in San Mateo, California. Management believes DI provides the Company with new capabilities that are complementary to the Company’s existing service offerings. The Company paid approximately $106.9 million in cash for DI, net of cash acquired. DI’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. DI’s total annual revenues were approximately $45 million at the date of purchase. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

On January 5, 2005, the Company acquired SmartDM Holdings, Inc. (“SmartDM”) and its wholly-owned subsidiaries, Smart DM, Inc. and SmartReminders.com, Inc. SmartDM is a full-service direct marketing company based in Nashville, Tennessee that offers comprehensive direct marketing services and information management for mid-sized companies. The aggregate purchase price was approximately $20.4 million consisting of $18.7 million paid in cash, net of cash acquired, and $1.7 million in Acxiom common stock. The acquired company’s revenue was approximately $14 million per year at the date of purchase. The operations of the acquired business are included in the Company’s consolidated results beginning in January 2005. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

3.	ACQUISITIONS (continued):

On October 25, 2004, the Company acquired ChinaLOOP, a business intelligence, customer relationship management and data management company. ChinaLOOP provides data, database management and data services to a number of Asian and international clients from its headquarters in Shanghai and additional operations in Beijing. ChinaLOOP’s clients include a number of China-based and multi-national companies. The purchase price was approximately $7.4 million consisting of $5.6 million paid in cash (net of cash acquired) and warrants with an estimated fair value of $1.8 million. The warrants provide for the purchase of 100,000 shares of the Company’s stock at a price of $15 on or after November 1, 2007. Exercise of the warrants is contingent on certain performance criteria of the acquired business. The warrants also provide the warrant holders with certain rights to additional shares if the price of Acxiom stock upon exercise of the warrant is less than $30 per share. The warrants expire October 24, 2014. The operations of the acquired business are included in the Company’s consolidated results beginning November 1, 2004. The acquired company’s revenue was approximately $2.6 million per year at the date of acquisition. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

On March 31, 2004, the Company completed the acquisition of the Consodata companies based in England, France and Spain from Seat P.G. The acquisition of the Consodata German operation, formerly known as pan-adress, was completed in April, 2004. The total net consideration was approximately $36.8 million including $26.9 million, net of cash acquired, for the operations acquired in fiscal 2004, approximately $5.0 million, net of cash acquired, for the German operation acquisition which closed in April, 2004 (fiscal 2005) and approximately $4.9 million in fees and payments to minority shareholders in fiscal 2005 and 2006. The results of operations of the acquired companies are included in the Company’s consolidated results beginning April 1, 2004. During the quarter ended December 31, 2005 the Company purchased the remaining minority shareholder interests in Consodata, for cash of $0.6 million. This payment was accounted for as an increase in goodwill.

On January 6, 2004, the Company announced the completion of the acquisition of the Claritas Europe group of companies from VNU N.V. The acquisition was accounted for as a purchase and was effective January 1, 2004. The Company paid approximately $38.0 million for the acquisition, net of cash acquired, which includes offices in England, France, The Netherlands, Germany, Spain, Portugal and Poland. The results of operations of the acquired companies are included in the Company’s consolidated results beginning January 1, 2004. The amount paid includes payments for working capital adjustments of $8.7 million in fiscal 2005 and fees and other costs associated with the acquisition. The final purchase price is still subject to adjustment based on an agreement between the parties as to the final working capital amounts purchased. During the fourth quarter of fiscal 2006 the Company recorded an additional liability to VNU for approximately $2.6 million, which is management’s best estimate of the amount to be ultimately paid less $0.8 million expected to be collected from VNU for aged accounts receivable. The Company expects to pay the net $1.8 million in fiscal 2007.

Management believes the Claritas and Consodata acquisitions provide the Company with significant European data assets that are complementary to the Company’s service offerings and give the Company an expanded presence in Europe. The following information presents the Company’s results of operations for the year ended March 31, 2004 on a pro forma basis as if the acquisitions of Claritas and Consodata (including the German acquisition) had occurred at the beginning of the period.

(Unaudited) (Dollars in thousands, except earnings per share)	2004

Revenue	$1,141,338
Net earnings	$55,031
Basic earnings per share	$0.64
Diluted earnings per share	$0.61

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

3.	ACQUISITIONS (continued):

The following table shows the allocation of IA, DI, SmartDM, ChinaLOOP, Consodata and Claritas purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	IA	DI	SmartDM	ChinaLOOP	Consodata	Claritas

Assets acquired:
Cash	$541	$27,025	$1,185	$503	$5,603	$12,097
Goodwill	29,085	100,902	17,384	5,963	50,343	54,805
Other intangible assets	7,000	20,800	3,700	840	3,847	6,412
Other current and noncurrent assets	6,716	14,390	3,185	931	19,062	39,422

	43,342	163,117	25,454	8,237	78,855	112,736
Accounts payable, accrued expenses and capital leases assumed	5,850	17,236	3,866	342	36,422	62,661

Net assets acquired	37,492	145,881	21,588	7,895	42,433	50,075
Less:
Cash acquired	541	27,025	1,185	503	5,603	12,097
Common stock issued	—	—	1,716	—	—	—
Warrants issued for the purchase of common stock	—	—	—	1,833	—	—
Issuance of vested stock options	—	7,541	—	—	—	—
Payments to be made for restricted stock	—	4,391	—	—	—	—

Net cash paid	$36,951	$106,924	$18,687	$5,559	$36,830	$37,978

The purchase price allocations for the IA and DI acquisitions are subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired. The purchase price allocations for the other acquisitions have been finalized, except that the final determination of the amount owed to VNU for the Claritas working capital is still pending, and is expected to be resolved in the next fiscal year.

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. Amortization lives for those intangibles range from two years to seven years. Total amortization expense on these intangible assets was $8.2 million, $3.4 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively. Projected amortization expense for these assets is $8.6 million for fiscal 2007; $6.4 million for fiscal 2008; $5.6 million for fiscal 2009; $5.3 million for fiscal 2010 and $2.8 million for fiscal 2011.

None of the amounts allocated to goodwill or other intangible assets are deductible for tax purposes.

As a result of the DI, Claritas Europe and Consodata acquisitions, management has formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. These plans have now been finalized. The Company recorded aggregate accruals in other accrued liabilities of $15.4 million as of the purchase date of the Claritas Europe and Consodata acquisitions for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. At March 31, 2004,

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

3.	ACQUISITIONS (continued):

approximately $0.9 million of these costs had been paid, leaving a remaining accrual of $14.5 million. The table below shows adjustments to and payments of these accruals during the years ended March 31, 2005 and 2006. Any future adjustments to these plans may result in future expense or in decreases to the goodwill recorded for the acquisitions.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total

Balance at March 31, 2004	$5,761	$6,894	$1,880	$14,535
Consodata Germany acquisition	5,547	3,155	202	8,904
Adjustments	1,407	1,841	3,377	6,625
Payments	(8,173)	(3,077)	(1,672)	(12,922)
Change in foreign currency translation adjustment	345	464	126	935

Balance at March 31, 2005	4,887	9,277	3,913	18,077
Digital Impact, Inc. acquisition	2,871	2,384	125	5,380
Adjustments	(1,389)	(1,368)	(146)	(2,903)
Payments	(4,826)	(4,732)	(2,338)	(11,896)
Change in foreign currency translation adjustment	(382)	(682)	(271)	(1,335)

Balance at March 31, 2006	$1,161	$4,879	$1,283	$7,323

The associate-related reserves are expected to be paid within the next fiscal year. The remaining items will be paid over approximately the next two years, through April 2008.

4.	DIVESTITURES:

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

On June 27, 2003, the Company sold its Los Angeles outsourcing data center operation for $6.7 million in cash. In connection with the sale, the Company accrued $1.3 million in other accrued expenses for its estimated liability on a building lease that was not assumed by the buyer and wrote off $1.2 million of goodwill. The Company recorded a gain on the disposal of $1.0 million, net of the lease accrual and goodwill write-off, which is included in gains, losses and other items, net for fiscal 2004.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

4.	DIVESTITURES (continued):

In fiscal 2004, due to the decline in the business prospects of the buyer of one of its previously disposed businesses, the Company recorded an allowance for uncollectible notes of $0.9 million. This was charged to gains, losses and other items since it represents an adjustment of the gain or loss on the sale of the business recorded in fiscal 2002.

Effective February 1, 2000, the Company sold certain assets and a 51% interest in a newly formed Limited Liability Company (“LLC”) to certain management of its Acxiom/Direct Media, Inc. business unit (“DMI”). During fiscal 2001, the Company completed the sale of its remaining interest in DMI. As consideration, the Company received a 6% note of approximately $22.5 million payable over 7 years for the initial portion of its ownership interest and received an additional note in the amount of $1.0 million for its remaining ownership interest (see note 5). In order to obtain a term extension and to ensure the continued viability of the business previously sold to DMI, during the year ended March 31, 2003, the Company amended its agreement with DMI whereby it agreed to provide DMI with $3.7 million of future credits against the note balance.

5.	UNBILLED AND NOTES RECEIVABLE:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $8.2 million and $11.7 million at March 31, 2006 and March 31, 2005, respectively. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	2006	2005

Notes receivable from DMI, net of future credits of $0.7 million in 2006 and $1.7 million in 2005 (note 4)	$1,988	$6,497
Notes receivable from other divestitures, net of allowance for uncollectible note of $0.9 million in 2006 and 2005 (note 4)	4,005	3,446

Notes receivable from divestitures	5,993	9,943
Less current portion	683	2,545

Long-term portion	5,310	7,398

Unbilled and notes receivable arising from operations	21,387	22,128
Less current portion	7,558	9,116

Long-term portion	13,829	13,012

Unbilled and notes receivable, excluding current portions	$19,139	$20,410

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

6.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March, 2006	March 31, 2005

Current portion of unbilled and notes receivable (note 5)	$8,241	$11,661
Prepaid expenses	20,896	15,582
Non-trade receivables	1,143	5,598
Other miscellaneous assets	14,657	13,193

Other current assets	$44,937	$46,034

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2006	March 31, 2005

Investments in marketable and nonmarketable securities	$4,949	$7,655
Acquired intangible assets, net	13,849	5,342
Other miscellaneous noncurrent assets	2,864	2,372

Other assets	$21,662	$15,369

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

During fiscal 2004, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois. Under the terms of the operating agreement, which was amended in April 2006, the Company’s ownership investment in this entity will be returned through quarterly payments, including interest at 5%, with a final payment of $2.1 million due May 2007. Included in other assets is the net balance of the ownership investment of $2.7 million and $4.2 million as of March 31, 2006 and 2005, respectively. As an inducement for the Company to enter into this investment, the other investors released the Company from a contingent liability under which the Company was potentially liable under certain leases that had been assumed by other parties.

During fiscal 2006 the Company disposed of a number of investments, recording aggregate income in Other, net of $1.1 million.

During the year ended March 31, 2004, the Company determined that certain of its investments in marketable securities and certain other nonmarketable securities were other than temporarily impaired. In making the assessment as to whether a decline in value of an investment is “other than temporary,” the Company looks for a decline in value below its cost basis for a sustained period of time, generally six to nine months. As a result, the Company recorded charges to earnings of $7.2 million during the year ended March 31, 2004 to write down impaired investments to their approximate fair market values, resulting in a new carrying value for these investments. In evaluating the fair value of investments, the Company considers the financial performance of the investee, third party equity transactions the investee has completed and quoted market prices, if available. These revised carrying values will be used as the basis for recognizing realized and unrealized gains and losses during future reporting periods.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits. Although the Company has no commitment to continue to do so, it may continue funding such losses and deficits until such time as these investments become profitable. The Company may, at its discretion, discontinue providing financing to these investments during future periods. In the event that it ceases to provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($4.8 million at March 31, 2006).

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

7.	GOODWILL:

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

The carrying amount of goodwill, by business segment, for the years ended March 31, 2006 and 2005, and the changes in those balances is presented in the following table. As discussed in note 21, the previously reported IT Management segment has been consolidated with the US Services and Data segment as a result of a change in the Company’s business segments in the quarter ended June 30, 2005.

(dollars in thousands)	US Services and Data	International Services and Data	Total

Balance at March 31, 2004	$200,489	$82,482	$282,971
Acquisitions (note 3)	17,241	55,655	72,896
Reversal of acquired deferred tax valuation allowance (note 14)	—	(4,078)	(4,078)
Change in foreign currency translation adjustment	—	2,393	2,393

Balance at March 31, 2005	$217,730	$136,452	$354,182
Acquisition of DI (note 3)	100,902	—	100,902
Acquisition of IA (note 3)	29,085	—	29,085
Disposals of operations (note 4)	(111)	—	(111)
Purchase adjustments	143	198	341
Purchases of minority interests	—	638	638
Reversal of acquired deferred tax valuation allowance (note 14)	(2,872)	(1,189)	(4,061)
Change in foreign currency translation adjustment	—	(8,575)	(8,575)

Balance at March 31, 2006	$344,877	$127,524	$472,401

8.	SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $27.0 million for fiscal 2006, $29.8 million for fiscal 2005 and $26.9 million for fiscal 2004 and amortization of purchased software licenses of $43.6 million, $35.6 million and $27.1 million (including $2.8 million of impairment charges referred to in note 2) in 2006, 2005 and 2004, respectively. Additionally, research and development costs of $15.6 million, $15.4 million and $20.1 million were charged to cost of revenue during 2006, 2005 and 2004, respectively. Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

8.	SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS (continued):

EMC paid the Company $20 million in December 2005, $5 million in April 2006 and will pay $5 million in July 2006. Payments received by the Company from EMC pursuant to the Agreement, including the $20 million paid during fiscal 2006, will offset previously capitalized software balances associated with development of sold and licensed technology and amounts capitalized in the future to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow. However, the reduction in the capitalized balance will reduce future amortization expense.

Under the terms of the agreement, the parties will work together to further develop the Base Technology. The agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the agreement. The option price is $5 million at inception and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom retains its perpetual license to the Base Technology and further developments of the Base Technology.

9.	PROPERTY AND EQUIPMENT:

Property and equipment, some of which have been pledged as collateral for long-term obligations (see note 10), is summarized as follows (dollars in thousands):

	March 31, 2006	March 31, 2005

Land	$22,550	$22,633
Buildings and improvements	211,194	202,912
Data processing equipment	369,674	290,955
Office furniture and other equipment	59,530	65,418

	662,948	581,918
Less accumulated depreciation and amortization	329,177	258,532

	$333,771	$323,386

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $91.7 million, $73.0 million and $54.2 million for the years ended March 31, 2006, 2005 and 2004, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

10.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	March 31, 2006	March 31, 2005

Revolving credit agreement	$252,272	$10,921
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	123,907	109,222
Warrants (notes 3 and 13)	1,911	1,612
Other debt and long-term liabilities	43,903	39,307

Total long-term debt and capital leases	421,993	161,062
Less current installments	68,301	56,852

Long-term debt, excluding current installments	$353,692	$104,210

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 4% to 8%	$47,940	$57,178
Long-term data license agreement with related party, due over two years; interest at 6% (see note 15)	—	6,469

Total license liabilities	47,940	63,647
Less current installments	25,217	26,153

License liabilities, excluding current installments	$22,723	$37,494

Effective September 2, 2005, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $500 million through March 31, 2010. Borrowings under the revolving credit facility of $252.3 million at March 31, 2006 and $10.9 million at March 31, 2005 bear interest at LIBOR plus 1.25% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable. Weighted average interest rates on the March 31, 2006 and March 31, 2005 borrowings under the revolving credit facility were 5.72% and 4.87%, respectively. Outstanding letters of credit at March 31, 2006 and 2005 were $4.0 million and $3.7 million, respectively.

During fiscal 2005, the Company called for redemption the outstanding $175 million of 3.75% convertible subordinated notes due 2009 (“3.75% Notes”). The 3.75% Notes were convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $18.25 per share. As a result of the Company’s call of the 3.75% Notes for redemption, substantially all of the holders elected to convert their notes into shares of common stock. The few remaining 3.75% notes were paid by the Company, including accrued interest and a small premium. As a result of the conversion, the Company issued approximately 9.6 million shares of its common stock, and the carrying value of the 3.75% Notes, net of $3.4 million of deferred issuance costs, was transferred to stockholders’ equity. The net amount transferred to stockholders’ equity was $171.6 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

10.	LONG-TERM OBLIGATIONS (continued):

Software license liabilities payable represent the present value of software license obligations payable over terms of up to seven years with several vendors. Under these agreements, the Company has negotiated substantial price discounts, annual increases in capacity, right of use by its current and future subsidiaries, and the rights to provide the licensed software to certain of the Company’s customers. These liabilities will be satisfied with scheduled payments that generally increase each year. The related software assets are included in purchased software licenses on the accompanying consolidated balance sheets.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At March 31, 2006, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances). The company is currently not under any dividend limitation.

The Company’s future obligations, excluding interest, under its long-term debt, capital lease obligations and software license liabilities at March 31, 2006, are as follows (in thousands):

Year ending March 31,
2007	$93,518
2008	57,339
2009	31,497
2010	255,432
2011	1,721
Thereafter	30,426

$469,933

11.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period

2004:
Allowance for doubtful accounts, returns and credits	$6,679	$789	$4,118	$(5,247)	$6,339

2005:
Allowance for doubtful accounts, returns and credits	$6,339	$3,383	$1,847	$(3,933)	$7,636

2006:
Allowance for doubtful accounts, returns and credits	$7,636	$6,235	$(654)	$(4,722)	$8,495

Included in other changes are valuation accounts acquired in connection with business combinations, disposals, and the effects of exchange rates.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

12.	COMMITMENTS AND CONTINGENCIES:

ValueAct Capital

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

The lawsuit, Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Morgan, et al., CV05-8498, is pending in Pulaski County, Arkansas Circuit Court. In addition to seeking class action status, the plaintiffs are also seeking an order requiring the defendants to properly consider the ValueAct transaction or any other transaction in the best interests of Acxiom shareholders and to rescind any measures that would prevent ValueAct from negotiating for the purchase of the Company. The complaint has been amended numerous times and the defendants have filed a comprehensive response seeking dismissal of the action and are vigorously contesting the lawsuit. The Company does not believe the ultimate outcome of the lawsuit will have a material impact on the Company or its operations or financial position.

On July 12, 2005, ValueAct sent a letter to the Acxiom board of directors outlining a proposal to negotiate an acquisition of the Company. Based on the board’s evaluation of the proposal, and with assistance from its legal and financial advisors, the board unanimously determined that pursuing ValueAct’s proposal was not in the best interests of the Company or its shareholders.

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

On May 15, 2006 ValueAct filed a preliminary proxy statement with the Securities and Exchange Commission indicating its intent to nominate three candidates for election to the Acxiom board of directors. The three candidates include Jeffrey Ubben, ValueAct co-founder and principal owner, along with two other representatives of ValueAct. The three Acxiom board members up for election at the 2006 shareholders meeting include Charles Morgan, chairman of the board and company leader since 1975.

Other Legal Matters

April Bell v. Acxiom Corporation (U.S. District Court, E.D., Arkansas, 4-06-CV-0485) is a class action lawsuit case filed April 17, 2006. It alleges that Acxiom had a duty to notify consumers of the security breach incidents that occurred in 2003. Among other things, the complaint seeks an order requiring Acxiom to notify all class members in writing of the times their private information was breached, how it was breached, by whom, and what action Acxiom has taken to prevent further breaches of security. The plaintiff also seeks an order requiring Acxiom to remove the class members’ private information from its computer systems and enjoining Acxiom from obtaining such private information from the class in the future. The complaint also seeks compensatory and punitive damages, and attorneys’ fees. The Company believes the case is without merit and intends to defend the case vigorously, including by filing a motion to dismiss for failure to state a claim for which relief can be granted.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

12.	COMMITMENTS AND CONTINGENCIES (continued):

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May, 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. The Company is defending the case vigorously on both the facts and the law and believes that it has acted in conformity with the applicable law.

In the opinion of management, neither of the above two cases will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease. The lease term of one aircraft expires in January 2011, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor. In December 2003 the Company entered into a lease for an additional aircraft which would have expired in November 2013. During the quarter ended June 30, 2005, the Company terminated the lease for the second aircraft and the lessor sold the aircraft. Under the terms of the lease the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of the lease termination the Company received net proceeds of $1.5 million which is recorded in gains, losses and other items.

The total amount drawn under these synthetic operating lease facilities since inception was $223.2 million and the Company has a future commitment for lease payments of $13.5 million over the next five years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $4.6 million at March 31, 2006.

As discussed in note 15, the Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.0 million at March 31, 2006.

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was $54.3 million, $68.7 million and $81.8 million for the years ended March 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under all noncancellable operating leases and software licenses, including the synthetic lease facilities, for the five years ending March 31, 2011, are as follows: 2007, $40.0 million; 2008, $29.2 million; 2009, $23.7 million; 2010, $16.1 million; and 2011, $9.8 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

12.	COMMITMENTS AND CONTINGENCIES (continued):

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At March 31, 2006 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.2 million.

13.	STOCKHOLDERS’ EQUITY:

The Company has authorized 200 million shares of $0.10 par value common stock and 1 million shares of $1.00 par value preferred stock. The board of directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends, and the shares could be issued in multiple series with different rights and preferences. The Company currently has no plans for the issuance of any shares of preferred stock.

As discussed below, the Company has issued warrants to purchase shares of its common stock. The following table shows outstanding warrants as of March 31, 2006:

	Number of warrants outstanding	Issued	Vesting date, if applicable	Expiration date	Weighted average exercise price

AISS acquisition (fiscal 2003)	1,272,024	August 2002	NA	August 12, 2017	$16.32
Toplander acquisition (fiscal 2003)	123,559	March 2004	NA	March 17, 2019	$13.24
ChinaLOOP acquisition (fiscal 2005)	100,000	October 2004	November 1, 2007	October 24, 2014	$15.00

	1,495,583				$15.98

In conjunction with the acquisition of ChinaLOOP (see note 3), the Company issued a warrant to purchase 100,000 shares of its common stock. The exercise price for the warrant is $15 per share and the warrant may be exercised until October 24, 2014. Exercise of the warrant is only allowed after November 1, 2007, and only if certain contingencies relating to ChinaLOOP’s operating results are met. The warrant also contains a put feature, which gives the holder the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise is less than $30 per share. The put feature can only be exercised on or after November 1, 2009, and can only be exercised concurrently with the exercise of the warrant. If the warrant and the put feature were both exercised as of March 31, 2006, the put feature would require the Company to issue an additional 20,608 shares.

The fair value of the warrant upon issuance was determined to be $1.8 million. Due to the terms of the instrument and the fact that the warrant and put are to be settled by issuance of a variable number of shares, the fair value of the warrant is recorded as a liability, included in long-term obligations (see note 10) and the fair value will be adjusted at each balance sheet date to its current fair value. At March 31, 2006, the fair value of the warrant was $1.9 million. The change in the warrant value is recorded in other, net in the accompanying consolidated statement of operations as a charge of $0.3 million in 2006 and a credit of $0.2 million in 2005. In general, the value of the warrant will increase as the stock price increases and decrease as the stock price decreases. Other factors that influence the fair value of the warrant include the remaining term, the risk-free interest rate, the volatility of the Company’s stock, the Company’s dividend rate, and the Company’s estimate of the probability the warrant will vest on November 1, 2007 based on ChinaLOOP’s operating results. If the warrant does not vest due to ChinaLOOP’s failure to meet the contingencies relating to operating results, the value of the warrant will be zero and any remaining recorded value will be reversed to income. If the warrant vests and is exercised, the recorded value will be transferred to equity.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

13.	STOCKHOLDERS’ EQUITY (continued):

On November 14, 2002, the Company announced a common stock repurchase program. From that date until March 31, 2006, the Company has repurchased 21.2 million shares of its common stock for an aggregate purchase price of $390.2 million under this repurchase program. The repurchases were made pursuant to a repurchase program adopted by the Board of Directors on October 30, 2002. Since that time, the Board has approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million. The repurchase program has no designated expiration date.

The Company paid dividends on its common stock in the amount of $.20 per share in fiscal 2006, $0.17 per share in fiscal 2005 and $0.04 per share in fiscal 2004.

The Company has stock option and equity compensation plans for which 30.1 million shares of the Company’s common stock have been reserved for issuance. These plans provide that the option price of qualified options will be at least the fair market value at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At March 31, 2006, there were a total of 1.6 million shares available for future grants under the plans. As discussed in note 1 - Stock-Based Compensation, during the fiscal year ended March 31, 2005, the compensation committee and the board of directors accelerated the vesting of outstanding stock options. As a result of the vesting of in-the-money options during fiscal 2005, the Company recorded a non-cash expense of $3.6 million.

Activity in stock options was as follows:

	Number of shares	Weighted- average exercise price per share	Number of shares exercisable

Outstanding at March 31, 2003	19,739,285	$18.09	10,947,804
Granted	1,381,628	$15.38
Exercised	(1,489,440)	$11.42
Forfeited or cancelled	(696,371)	$22.20

Outstanding at March 31, 2004	18,935,102	$18.27	10,834,326
Granted	1,355,105	$22.59
Exercised	(2,416,596)	$14.52
Forfeited or cancelled	(426,564)	$22.85

Outstanding at March 31, 2005	17,447,047	$19.01	17,275,878
Granted	397,500	$21.91
DI acquisition (note 3)	1,072,658	$13.01
Exercised	(4,632,061)	$11.13
Forfeited or cancelled	(1,226,953)	$24.31

Outstanding at March 31, 2006	13,058,191	$20.91	12,789,381

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

13.	STOCKHOLDERS’ EQUITY (continued):

Following is a summary of stock options outstanding as of March 31, 2006:

	Options outstanding			Options exercisable

Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted- average exercise price per share

$ 0.11 - $ 4.02	43,334	5.54 years	$1.45	37,272	$1.53
$ 6.32 - $ 11.08	292,143	8.37 years	$7.85	121,517	$8.68
$ 11.14 - $ 14.68	2,465,691	10.12 years	$12.28	2,407,695	$12.25
$ 15.00 - $ 17.96	3,108,504	9.15 years	$16.42	3,093,762	$16.43
$ 18.37 - $ 23.34	2,110,593	10.25 years	$21.54	2,093,134	$21.56
$ 23.44 - $ 29.30	3,769,586	9.18 years	$25.00	3,767,684	$25.00
$ 30.93 - $ 39.12	918,994	7.86 years	$35.70	918,994	$35.70
$ 40.50 - $ 75.55	341,687	8.12 years	$44.78	341,664	$44.78
$168.61 - $268.55	7,659	3.92 years	$191.13	7,659	$191.13

	13,058,191	9.37 years	$20.91	12,789,381	$21.14

As discussed in note 1, substantially all of the existing options were vested during fiscal 2005. As a result of the acquisition of DI during fiscal 2006 the Company issued options to former DI associates. The only options shown above which are not currently exercisable are held either by outside board members, whose unvested options were not accelerated, by former DI associates, or by terminated associates whose unvested options will be forfeited or cancelled once a period of time after their termination date passes, in accordance with the terms of the respective stock option agreements.

The Company maintains a qualified employee stock purchase plan that provides for the purchase of shares of common stock at 85% of the market price. There were approximately 0.2 million shares purchased under the plan during each of the years ended March 31, 2006, 2005 and 2004.

During fiscal 2006, the Company issued restricted stock units covering 75,000 shares of common stock. The restricted stock units vest in equal annual increments over the next four years. The value of the restricted stock units at the date of grant was $1.6 million, which will be expensed over the vesting period of the restricted stock units.

14.	INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2006	2005	2004

Income from operations	$40,216	$36,483	$8,949
Stockholders’ equity:
Tax benefit of stock options and warrants exercised	(19,097)	(9,043)	(4,313)

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

14.	INCOME TAXES (continued):

Income tax expense attributable to earnings from operations consists of (dollars in thousands):

	2006	2005	2004

Current:
U.S. Federal	$19,953	$2,033	$1,413
Non-U.S.	16	177	427
State	1,354	108	214

	21,323	2,318	2,054

Deferred:
U.S. Federal	12,724	24,085	808
Non-U.S.	1,037	3,424	3,002
State	5,132	6,656	3,085

	18,893	34,165	6,895

Total	$40,216	$36,483	$8,949

Income tax expense was recorded at U.S. tax rates on all profits except undistributed profits of non-U.S. companies which are considered indefinitely reinvested.

Deferred income tax expense for 2006, 2005 and 2004 includes expense of $4.1 million, $4.1 million and $0.9 million, respectively, resulting from utilization of acquired deferred tax assets on which full valuation allowances existed and that resulted in reductions in goodwill (see note 7).

Earnings (loss) before income tax attributable to U.S. and non-U.S. operations consist of (dollars in thousands):

	2006	2005	2004

U.S.	$107,639	$96,223	$62,729
Non-U.S.	(3,295)	9,978	4,564

Total	$104,344	$106,201	$67,293

Earnings before income taxes, as shown above, are based on the location of the entity to which such earnings are attributable. However, since such earnings may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings shown above.

Below is a reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands):

	2006	2005	2004

Computed expected tax expense	$36,520	$37,170	$23,553
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4,216	4,397	2,144
Reversal of contingency reserves	—	(2,008)	(16,658)
Research, experimentation and other tax credits	(1,808)	(3,310)	(676)
Permanent differences between book and tax expense	(99)	1,694	1,041
Non-U.S. subsidiaries taxed at other than 35%	(40)	(417)	(244)
Other, net	1,427	(1,043)	(211)

	$40,216	$36,483	$8,949

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

14.	INCOME TAXES (continued):

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2006 and 2005 are presented below. In accordance with APB Opinion 23, “Accounting for Income Taxes-Special Areas,” the Company has not recognized deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country. As of March 31, 2006 the respective parent companies have $27.7 million excess financial statement carrying value over tax basis. Such excess is a taxable temporary difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” and would become taxable in the respective parent’s country in the event of a distribution of the subsidiary’s earnings or a disposition of its shares. Calculation of the deferred income tax related to this taxable temporary difference, which may be partially offset by foreign tax credit, is not practicable.

(dollars in thousands)	2006	2005

Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$15,458	$11,556
Revenue deferred for financial reporting purposes	9,467	4,904
Investments, principally due to differences in basis for tax and financial reporting purposes	2,621	9,198
Property and equipment, principally due to differences in depreciation	4,284	—
Acquired net operating loss and tax credit carryforwards	80,188	53,554
Net operating loss and tax credit carryforwards	27,424	41,837
Other	3,491	1,018

Total deferred tax assets	142,933	122,067
Less valuation allowance	82,171	54,800

Net deferred tax assets	60,762	67,267

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$—	$(3,718)
Intangible assets, principally due to differences in amortization	(56,490)	(47,594)
Capitalized and purchased software differences	(57,601)	(63,336)
Other	—	(283)

Total deferred tax liabilities	(114,091)	(114,931)

Net deferred tax liability	$(53,329)	$(47,664)

At March 31, 2006, the Company has net operating loss carryforwards of approximately $92.9 million and $212.2 million for federal and state income tax purposes, respectively. Of these net operating losses, $92.9 million and $53.0 million relate to subsidiaries acquired during the fiscal year ended March 31, 2006. The Company also has federal and state income tax credit carryforwards of approximately $15.5 million. Of these credits, $2.8 million relate to subsidiaries acquired during the fiscal year ended March 31, 2006. These net operating loss and income tax credit carryforwards expire in various amounts beginning in 2007 through 2026.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

14.	INCOME TAXES (continued):

The Company has foreign net operating loss carryforwards of approximately $123.3 million, including approximately $81.0 million related to acquisitions during fiscal 2004 and 2005. Of the $123.3 million, $106.9 million do not have expiration dates. The remainder expire in various amounts beginning in 2007 through 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S, management believes that with the exception of carryforwards in states where the level of activity has decreased significantly since the losses were incurred, and with the exception of net operating losses related to newly-acquired subsidiaries, it is more likely than not the Company will realize the benefits of these deductible differences. The Company has established valuation allowances against $24.8 million of loss carryforwards in the states where activity no longer supports the deferred tax asset. In addition, for newly-acquired subsidiaries the Company has established valuation allowances for substantially all of the net operating losses and credits due to annual limitations on the use of the net operating losses and the uncertainty that the entire benefit will be realized.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of the foreign carryforwards and has established valuation allowances for all foreign deferred assets. The goodwill recorded related to the purchase of certain non-U.S. based subsidiaries includes valuation allowances recorded against their deferred tax assets because these companies have not yet demonstrated consistent and/or sustainable profitability.

Based on the completion of an evaluation of the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, the Company has decided it will not repatriate any earnings under this provision, and will therefore not have any impact to its income tax expense as a result of any repatriation.

15.	RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. The agreement, which was renewed in fiscal 2005, now expires December 31, 2010. In connection with the agreement, the Company agreed to use its best efforts to cause one person designated by TransUnion to be elected to the Company’s board of directors, and from 1992 until February 2006 a TransUnion representative served on the Company’s board. That representative resigned from the board in February 2006 and advised the Company that its obligation to assist TransUnion in having a representative serve on the board was suspended. In addition to the data center management agreement, the Company has other contracts with TransUnion related to data, software and other services. During the years ended March 31, 2006, 2005 and 2004, the Company recognized $106.5 million, $96.0 million and $74.1 million, respectively, in revenue from TransUnion. The receivable account balance was $0.1 million at March 31, 2006 and $0.6 million at March 31, 2005.

During fiscal year 2004 a long-term data license agreement was entered into with TransUnion which licensed data that is used by the Company’s products. Cost of this data is amortized over its useful life, which is estimated to be seven years. The remaining amount to be paid under this data license is included in long-term obligations (see note 10). In fiscal 2005 the Company entered into a second data license with TransUnion for additional data. This additional data will be paid for

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

15.	RELATED PARTY TRANSACTIONS (continued):

and used over the term of the license, which runs through December 31, 2010. Effective April 1, 2003, Acxiom agreed to purchase analytic, modeling, and other consulting services from TransUnion as a part of an outsourcing arrangement. The Company also buys data from TransUnion outside of long-term arrangements. The fees paid in cash to TransUnion during the year ended March 31, 2006, 2005 and 2004 were approximately $23.1 million, $19.4 million and $17.7 million, respectively, for all the above arrangements. The Company recognized expense under these arrangements for cost of data revenue of $16.3 million, $13.7 million and $10.4 million in 2006, 2005, and 2004 respectively. The Company recognized expense under these arrangements for cost of services revenue of $2.8 million, $2.3 million and $2.7 million in 2006, 2005 and 2004, respectively.

The Company leases an aircraft from a business owned by an officer and director (see note 12). Rent expense under this lease was approximately $0.9 million for the year ended March 31, 2006, and $0.7 million during each of the years ended March 31, 2005 and 2004. Under the terms of the lease in effect at March 31, 2006, the Company will make monthly lease payments of $75,000 through August 2006.

The Company paid $0.6 million in fiscal 2006, $1.0 million in fiscal 2005 and $1.5 million in fiscal 2004 in NASCAR sponsorship fees to a company which was partially owned by the son of an officer of the Company until January 2004. Since January 2004, neither the officer nor his son have an ownership interest in the sponsored company. However, the sponsored company has other ongoing business relationships with both the officer and his son. In return for the sponsorship, the Company receives publicity for the Acxiom brand and hospitality facilities for customers at race events.

The Company has arrangements with a family member of a director and, in 2004, had an arrangement with another director, for consulting services. Payments under these arrangements were $0.2 million in fiscal 2006, $0.1 million in fiscal 2005 and $0.2 million in fiscal 2004.

The Company has an agreement to sell Acxiom products and services to a company whose majority shareholder is a family member of an officer and director of the Company. Under the agreement the Company received revenues of approximately $1.0 million in fiscal 2006, $1.0 million in fiscal 2005 and $0.7 million in fiscal 2004. The receivable account balance was approximately $0.6 million at March 31, 2006, and $0.2 million at the end of fiscal 2005.

The Company has contracts with the University of Arkansas at Little Rock (UALR) pursuant to which funding is provided for research projects done by UALR personnel. The Company also makes charitable contributions to UALR. A director of the Company is employed by UALR as its Dean of the College of Information Science and Systems Engineering. The director is not personally the recipient of any Acxiom funding. The total amount paid to UALR during the fiscal years ended March 31, 2006 and 2005 was approximately $0.4 million and $0.2 million, respectively.

16.	MAJOR CUSTOMERS:

No single customer accounted for more than 10% of revenue during the years ended March 31, 2006, 2005 or 2004.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

17.	RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees. The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain management employees. The Company matches 50% of the first 6% of employee’s annual aggregate contributions to both plans and may contribute additional amounts to the plans from the Company’s earnings at the discretion of the board of directors. Company contributions for the above plans amounted to approximately $6.7 million, $3.7 million and $3.3 million in fiscal years 2006, 2005 and 2004, respectively. Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $14.5 million and $12.4 million at March 31, 2006 and 2005, respectively.

Certain of the Company’s European employees are covered under defined benefit pension plans. The following reconciles the beginning and ending balances of the benefit obligations of these plans (dollars in thousands):

	2006	2005

Projected benefit obligation at beginning of year	$2,820	$1,211
Acquisition of Consodata Germany (note 3)	—	1,016
Service costs	163	109
Interest costs	116	97
Employee contributions	128	—
Benefits paid	(172)	(76)
Divestitures	(22)	—
Actuarial loss	169	322
Foreign currency exchange rate changes	(196)	141

Projected benefit obligation at end of year	$3,006	$2,820

The accumulated benefit obligation for the plans was $2.5 million as of March 31, 2006 and $2.4 million as of March 31, 2005. The accumulated benefit obligation (ABO) differs from the projected benefit obligation (PBO) in that the ABO includes no assumption about future compensation levels.

The following shows the assets of the plans and changes in plan assets during the year (dollars in thousands):

	2006	2005

Fair value of plan assets at beginning of year	$782	$719
Return on plan assets	40	21
Employer contributions	178	76
Employee contributions	128	—
Benefits paid	—	(76)
Foreign currency exchange rate changes	(56)	42

Fair value of plan assets at end of year	$1,072	$782

Plan assets are invested in the following investment categories:

	2006	2005

Equity securities	20%	20%
Debt securities	80%	80%

Total	100%	100%

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

17.	RETIREMENT PLANS (continued):

Funded status of plans (dollars in thousands):

	2006	2005

Excess of benefit obligations over plan assets	$1,934	$2,038
Less unrecognized net loss	472	335

Net pension accrued liability included in accrued payroll	$1,462	$1,703

Net benefit cost recognized (dollars in thousands):

	2006	2005

Service costs	$163	$109
Interest costs	116	97
Expected return on plan assets	(38)	(25)
Loss	6	—

	$247	$181

The following assumptions were used in estimating the benefit obligation and benefit costs:

Discount rate	4.00% - 4.50%	4.50%
Average compensation increase	3.50%	2.00 - 3.50%
Expected rate of return on plan assets	4.00%	4.00%
Measurement date	March 31, 2006	March 31, 2005

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

Expected benefit payments for the next 10 years are (dollars in thousands):

Year ending March 31:
2007	$111
2008	75
2009	75
2010	74
2011	74
2012-2016	378

The Company expects to be required to make contributions to the plans of $0.2 million in 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

18.	FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area for the years 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004

	Revenue	Long-lived assets, excluding financial instruments	Revenue	Long-lived assets, excluding financial instruments	Revenue	Long-lived assets, excluding financial instruments

United States	$1,147,642	$997,180	$1,010,514	$867,586	$925,641	$775,627

Foreign
United Kingdom	$99,118	$67,290	$112,874	$123,749	$65,442	$88,624
France	32,872	48,103	34,969	13,496	6,112	33,040
Germany	24,345	29,645	36,978	14,821	2,807	1,207
Spain	2,965	5,453	3,533	4,999	424	4,309
Portugal	1,041	1,458	1,123	319	205	179
Poland	2,777	519	3,074	839	927	560
The Netherlands	9,444	16,014	10,841	2,291	3,433	1,801
Australia	9,032	9,711	7,712	10,808	5,679	11,081
Japan	78	—	332	—	152	—
China	3,254	7,133	1,092	6,929	—	—

All Foreign	$184,926	$185,326	$212,528	$178,251	$85,181	$140,801

	$1,332,568	$1,182,506	$1,223,042	$1,045,837	$1,010,822	$916,428

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Long-term obligations - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value. The estimated fair value of other long-term obligations was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 2006, the estimated fair value of long-term obligations approximates its carrying value.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

20.	COMPREHENSIVE INCOME (LOSS):

The following table summarizes the unrealized holding gains (losses) on marketable securities included in other comprehensive income (loss) (dollars in thousands):

	2006	2005	2004

Unrealized gain (loss) arising during the year, net of gains and losses reported in net earnings for the period, net of income tax benefit	$(6)	$(167)	$318

The balance of accumulated other comprehensive income as reported on the consolidated balance sheets consists of the following components (dollars in thousands):

	2006	2005

Unrealized gain on available for sale marketable securities	$145	$151
Cumulative income on foreign currency translation	2,060	12,465

Accumulated other comprehensive income	$2,205	$12,616

21.	SEGMENT INFORMATION:

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

21.	SEGMENT INFORMATION (continued):

Substantially all of the nonrecurring and impairment charges incurred by the Company and discussed in note 2 to the consolidated financial statements have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	2006	2005	2004

Revenue:
US Services and Data	$1,147,642	$1,010,514	$925,641
International Services and Data	184,926	212,528	85,181

Total revenue	$1,332,568	$1,223,042	$1,010,822

Income from operations:
US Services and Data	$135,923	$113,057	$88,267
International Services and Data	4,664	8,200	2,623
Corporate and other	(9,504)	935	2,394

Income from operations	$131,083	$122,192	$93,284

Depreciation and amortization:
US Services and Data	$201,476	$171,150	$136,604
International Services and Data	29,068	23,450	11,255
Corporate and other	593	520	2,382

Depreciation and amortization	$231,137	$195,120	$150,241

Total assets:
US Services and Data	$1,254,402	$1,063,475
International Services and Data	253,803	299,458
Corporate and other	32,293	36,946

Total assets	$1,540,498	$1,399,879

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, 2005 AND 2004

22.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The tables below set forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

	First quarter ended June 30, 2005	Second quarter ended September 30, 2005	Third quarter ended December 31, 2005	Fourth quarter ended March 31, 2006

Revenue	$310,271	$330,523	$347,431	$344,343
Gross profit (revenue less cost of revenue)	65,417	84,899	107,639	94,173
Income from operations	14,974	18,815	52,707	44,587
Net earnings	6,639	7,149	27,281	23,059
Basic earnings per share	0.07	0.08	0.32	0.27
Diluted earnings per share	0.07	0.08	0.31	0.26

	First quarter ended June 30, 2004	Second quarter ended September 30, 2004	Third quarter ended December 31, 2004	Fourth quarter ended March 31, 2005

Revenue	$288,994	$299,109	$312,405	$322,534
Gross profit (revenue less cost of revenue)	73,626	80,391	85,246	78,068
Income from operations	25,441	34,371	39,425	22,955
Net earnings	12,884	18,496	23,480	14,858
Basic earnings per share	0.15	0.22	0.27	0.17
Diluted earnings per share	0.14	0.20	0.24	0.16

The quarter ended June 30, 2004 included a gain of $0.9 million due to a recovery from the Wards bankruptcy (see note 2) and a charge of $0.5 million related to an adjustment to the restructuring accrual. The quarter ended December 31, 2004 included an additional $0.5 million recovery from the Wards bankruptcy and a $0.2 million credit adjustment to the restructuring accrual. All of the above items were recorded in gains, losses and other items. The quarter ended March 31, 2005 included a $3.6 million charge related to vesting stock options which was included in selling, general and administrative expense (see note 1).

The quarter ended June 30, 2005 included a $1.6 million gain on disposal of a leased airplane (see note 4). The quarter ended September 30, 2005 included a restructuring charge of $13.0 million (see note 2), a gain on the sale of an unused facility of $2.8 million, a loss on disposal of a data compilation business of $1.9 million, and other smaller losses on disposals (see note 4). The quarter ended December 31, 2005 included a gain on disposal of $0.8 million (see note 4) and an additional recovery from Wards of $0.5 million (see note 2). All of the above were recorded in gains, losses and other items.