Form 10-K/A
period 2006-03-31
ACXIOM CORP
filed 2006-07-31
CIK 733269

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

Commission file number 0-13163

ACXIOM® CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	71-0581897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 INFORMATION WAY, P.O. BOX 8180, LITTLE ROCK, ARKANSAS	72203-8180
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $.10 par value per share, outstanding as of July 27, 2006, was 88,031,632.

[THIS SPACE LEFT BLANK INTENTIONALLY]

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to add Part III hereto to Acxiom Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 14, 2006 (the “Original Filing”). Part III was omitted from the Original Filing in reliance on General Instruction G(3) thereto.

i

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers was included under the caption “Executive Officers” at the end of Part I of the Original Filing. The remaining information required by this Item is set forth below. As noted in the Original Filing, the Acxiom board of directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions. A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site. Any amendments to or waivers of the code of ethics will be promptly posted on the website.

The Acxiom board of directors currently consists of nine members divided into three classes, each of which consists of three members. Ann Die Hasselmo, William J. Henderson and Charles D. Morgan, currently members of the class whose term expires in 2006, are the board’s nominees for election at the 2006 Annual Meeting for the term ending in 2009. The other six directors are Mary L. Good, Rodger S. Kline and Stephen M. Patterson, whose terms expire in 2007, and William T. Dillard II, Michael J. Durham and Thomas F. (Mack) McLarty, III, whose terms expire in 2008. For each nominee and each director who will continue to serve after the Annual Meeting, there follows a brief listing of his/her principal occupations for at least the past five years, other major affiliations, year first elected to the board, age, and educational background.

NOMINEES – TERM ENDING 2009

Dr. Ann Die Hasselmo

Year First Elected – 1993

Age – 61

Dr. Hasselmo is managing director of Academic Search Consultation Service in Washington, D.C., the oldest and largest higher education consultation and academic search firm in the United States focused on college and university presidencies. Prior to assuming that position, Dr. Hasselmo was vice president and partner in A.T. Kearney, Inc.’s higher education practice. From 1992–2001, she served as president of Hendrix College in Conway, Arkansas. She is a member of the board of visitors of Air University of the U.S. Air Force and a former member of the board of directors of the National Merit Scholarship Corporation. She is past chair of the board of directors for Educational and Institutional Insurance Administrators, the National Association of Independent Colleges and Universities, the National Collegiate Athletic Association (NCAA) Division III President’s Council and the American Council on Education’s Council of Fellows. Her memberships have included the American Council on Education board, the Arkansas Repertory Theatre board and the NCAA Executive Committee. She formerly served as dean of the H. Sophie Newcomb Memorial College and associate provost at Tulane University. Dr. Hasselmo graduated summa cum laude from Lamar University, and holds a master’s degree from the University of Houston and a Ph.D. in counseling psychology from Texas A&M University.

William J. Henderson

Year First Elected – 2001

Age – 59

Mr. Henderson joined Netflix, Inc., an online DVD rental service, as its chief operations officer in January 2006. From May 1998 until his retirement in May 2001, Mr. Henderson was the 71st postmaster general of the United States Postal Service (USPS) and the fifth career employee to lead the world’s largest postal system. From 1994 until his appointment as postmaster general and chief executive officer of the USPS, he served as its chief operating officer. From 1992–1994, he was employed by the USPS as vice president of employee relations, then became chief marketing officer and senior vice president. In addition to his service in Washington, D.C., he has served in postal management positions in Chicago, IL; Greensboro, NC; Memphis, TN; and Stockton, CA, among other locations. In 1997, Mr. Henderson received the USPS’ John Wanamaker Award, and in 1998 he received American University’s Roger W. Jones Award for Executive Leadership. In 1998, Mr. Henderson also received an honorary Mailing Excellence Award from the National Postal Forum for his work with the nation’s professional mailing industry. Mr.

Henderson currently serves as a director of comScore Networks, the Committee for Economic Development, the Marrow Donor Foundation and Nature’s Best magazine. He is a partner of Signature Systems, and a fellow with the National Academy of Public Administration. Mr. Henderson holds a degree in industrial relations from the University of North Carolina at Chapel Hill and served in the U.S. Army.

Charles D. Morgan

Year First Elected – 1975

Age – 63

Mr. Morgan joined Acxiom as an officer in 1972. He has been chairman of the Acxiom board of directors since 1975 and serves as Acxiom’s company leader. Under his leadership over the past 30 years, Acxiom has expanded from a small data processing company into a global corporation that provides customer and information management solutions for many of the largest, most respected companies in the world. Mr. Morgan has a continuing interest in technology, and he actively participates in setting the technical direction for the Company. By instilling a unique business culture and vision of success, he is one of the few executives in the country whose business has been named five times to Fortune magazine’s “100 Best Places to Work” (1998, 1999, 2001, 2002 and 2003). Mr. Morgan has served on the board and in various leadership roles with the Direct Marketing Association (DMA) throughout his career, serving in 2001 as chairman of the DMA board. He is a founding member of the Mailing Industry CEO Council, a non-profit organization with a goal of unifying the mailing industry and promoting the critical role that mail plays in business and commerce. He is a member of the Enterprise Software CEO Roundtable, a group of approximately 30 chief executives and other high-ranking officials of the world’s largest software companies who meet to share ideas and review industry trends. Mr. Morgan also serves as a member and is the past chairman of the board of trustees of Hendrix College. He was employed by IBM as a systems engineer for six years prior to joining Acxiom. Mr. Morgan holds a mechanical engineering degree from the University of Arkansas.

DIRECTORS – TERM ENDING 2007

Dr. Mary L. Good

Year First Elected – 2004

Age – 75

Dr. Good is the dean of the College of Information Science and Systems Engineering at the University of Arkansas at Little Rock and is the Donaghey university professor. She is also a managing member for Fund for Arkansas, LLC, and is a board member of BiogenIdec, Inc., a publicly held company; Research Solutions, LLC; and Delta Trust and Bank. Previously, Dr. Good served for four years as the undersecretary for technology for the technology administration in the Department of Commerce in President Clinton’s administration, while simultaneously chairing the National Science and Technology Council’s Committee on Technological Innovation (NSTC/CTI) and serving on the National Science and Technology Council’s Committee on National Security. From 1988–1993, Dr. Good served as the senior vice president of technology at Allied Signal, Inc., where she was responsible for technology transfer, corporate research and commercialization support for new technologies. During the eight years prior to that time, she held the positions of president of Allied Signal’s Engineered Material Research Center, president of Signal Research Center, Inc. and director of research for UOP, Inc. From 1954–1980, Dr. Good was a professor at both the University of New Orleans and at Louisiana State University, where she achieved that university’s highest professional rank, Boyd professor. She was appointed to the National Science Board by President Carter in 1980 and again by President Reagan in 1986. She served as chairman of that board until she was appointed in 1991 by President Bush to become a member of the President’s Council of Advisors on Science and Technology (PCAST). Dr. Good is an elected member of the National Academy of Engineering, a past president of the American Chemical Society, and past president and a fellow of the American Association for the Advancement of Science. Dr. Good holds a Bachelor of Science degree in chemistry from the University of Central Arkansas, and M.S. and Ph.D. degrees in inorganic chemistry from the University of Arkansas. She has received numerous awards and honorary degrees from many colleges and universities, including most recently the College of William and Mary, Polytechnic University of New York, Louisiana State University and Michigan State University.

Rodger S. Kline

Year First Elected – 1975

Age – 63

Mr. Kline joined Acxiom in 1973 and has served as an officer and director of the Company since 1975. Since January 2005, Mr. Kline has served as Acxiom’s chief finance & administration leader, filling the role of acting chief financial officer while the Company conducted a search for a permanent CFO. In this position he has been responsible for Acxiom’s financial management and administrative functions. Following a period of transition during which his financial management duties will be assumed by Frank Cotroneo, Acxiom’s recently hired CFO, Mr. Kline will continue to be responsible for the Company’s various administrative areas. Prior to joining Acxiom, Mr. Kline spent seven years with IBM and two years as an officer in the U.S. Army. Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where he has served since 1990 as chairman of the College of Engineering Advisory Council.

Stephen M. Patterson

Year First Elected – 2000

Age – 55

Mr. Patterson is the former president, chief executive officer and major shareholder of Leisure Arts, a publishing and direct mail company. Leisure Arts was acquired by Time Warner in 1992. Mr. Patterson is currently an investor in Patterson Enterprises, for which he served as president from 1994–2000. He is vice chairman of the board of trustees of Hendrix College. Mr. Patterson served on the board of directors of Worthen Bank and its successor, Bank of America – Arkansas, for 12 years. Mr. Patterson holds a Bachelor of Arts degree from Hendrix College and an electrical engineering degree and an M.B.A. from Columbia University.

DIRECTORS – TERM ENDING 2008

William T. Dillard II

Year First Elected – 1988

Age – 61

Mr. Dillard, the lead independent director of Acxiom, has served as a member of the Dillard’s, Inc. board of directors since 1968 and currently serves as the chief executive officer of Dillard’s, Inc. of Little Rock, Arkansas, a chain of traditional department stores with approximately 330 retail outlets in 29 states. In addition to Dillard’s, Inc., Mr. Dillard is also a director of Barnes & Noble, Inc., a publicly held company, and serves on the J.P. Morgan Chase & Co. national advisory and Texas Regional advisory boards. He holds a master’s degree in business administration from Harvard University and a bachelor’s degree in the same field from the University of Arkansas.

Michael J. Durham

Year First Elected – 2006

Age – 55

Mr. Durham is president and chief executive officer of Cognizant Associates, Inc., a consulting firm based in Dallas, Texas, which he founded in 2000. During the 20 years prior to forming Cognizant Associates, Mr. Durham served as president and chief executive officer of Sabre, Inc.; as senior vice president and treasurer of AMR; and as senior vice president of finance and chief financial officer of American Airlines. He also held various other positions within the finance area at AMR. Mr. Durham currently serves as the non-executive chairman of the board of Asbury Automotive Group, Inc., a publicly held company, and as a director and chairman of the audit committee of AGL Resources, Inc., also a publicly held company. He is also a member of the board of Bombardier, Inc., a publicly held Canadian company, and of Culligan International and SCI Solutions. Mr. Durham serves on the board of visitors of the University Medical Center in Dallas and is a member of the University of Rochester Honorary Trustees’ Alumni Council. He holds a master’s degree in business administration from Cornell University and a bachelor’s degree in economics from the University of Rochester.

Thomas F. (Mack) McLarty, III

Year First Elected – 1999

Age – 60

Mr. McLarty is president of Kissinger McLarty Associates, an international advisory firm formed in partnership with former Secretary of State Henry Kissinger, and chairman of the McLarty Companies, a family-owned transportation business. He is also senior advisor to The Carlyle Group private equity firm, senior advisor to the law firm of Covington & Burling, and chairman of Randall & Dewey, a leading global energy industry advisory firm. Mr. McLarty served in the White House under President Clinton in several key positions including chief of staff, counselor to the president and special envoy for the Americas, with over five years of service in the President’s Cabinet and on the National Economic Council. He worked with President Carter as a member of the Democratic National Committee, was appointed to the National Petroleum Council and the National Council on Environmental Quality by President Bush, and served on the St. Louis Federal Reserve Board from 1989 until joining the Clinton administration in 1992. Prior to his tenure in the White House, Mr. McLarty served as chairman of the board of Arkla, a Fortune 500 natural gas company. He began his business career with the McLarty Companies, where he helped build the business into one of the nation’s largest transportation companies. He currently serves on the board of IdleAire Technologies Corporation. Mr. McLarty is a senior international fellow at the U.S. Chamber of Commerce and a member of the Council on Foreign Relations. He holds a degree in business administration from the University of Arkansas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Acxiom’s executive officers, directors, and the owners of more than 10 percent of our stock to file reports of ownership and changes in ownership with the SEC. These reports are also filed with the National Association of Securities Dealers, Inc. A copy of each report is furnished to Acxiom. SEC regulations require us to identify anyone who has failed to timely file his or her Section 16(a) reports. Based solely on our review of reports furnished to us and the written representations that no other reports were required during the fiscal year ended March 31, 2006, we believe that all Section 16(a) filing requirements were met during the last fiscal year.

Corporate Governance

The board of directors has adopted a number of measures designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the final rules of the SEC interpreting and implementing the Sarbanes-Oxley Act, as well as the revised listing standards of Nasdaq. Specifically, the board has (1) appointed an independent audit committee and compensation committee, and has established independent corporate governance and nominating committees; (2) adopted charters for each committee, including a revised audit committee charter which reflects changes required under the Sarbanes-Oxley Act; (3) adopted a set of corporate governance principles; (4) adopted codes of ethics for the board, for financial personnel, and for all associates; (5) adopted specific procedures requiring pre-approval by the audit committee of audit, audit-related and non-audit services to be provided by the independent auditors; (6) instituted the practice of scheduling time at each board and committee meeting for executive sessions of the independent directors; and (7) established a process whereby stockholders may confidentially and anonymously communicate with the independent directors, the Lead Independent Director, and/or the audit committee. Copies of the documents listed above are posted on the Company’s website at www.acxiom.com. Also available on the website is information as to how stockholders may contact the directors. Acxiom’s management and the board of directors closely monitor corporate governance developments and will continue to evaluate their duties and responsibilities with the intention of complying with all applicable laws, rules and regulations.

Board and Committee Matters

The independent members of the board have established the position of Lead Independent Director / Vice Chairman of the Board and have elected William T. Dillard II to fill this role. The duties of this position include presiding over executive meetings of the independent directors; presiding over board meetings in the absence of or upon the request of the Chairman; reviewing the board meeting agenda in collaboration with the Chairman and making recommendations on matters for the board to consider and information to be provided to the board; serving as a member of the Executive Committee of the board; facilitating meetings of the board in the event the other directors wish to meet without the knowledge of the Chairman; and serving as a liaison between the independent directors and company leadership.

The board has determined that six of its nine directors qualify as “independent” under the Nasdaq listing standards: Mr. Dillard, Mr. Durham, Dr. Good, Dr. Hasselmo, Mr. Henderson, and Mr. Patterson. In making these determinations, the board reviewed the directors’ relationships, if any, with Acxiom. The directors discussed the relationship between Dr. Good’s employer, the University of Arkansas at Little Rock (UALR), and Acxiom whereby Acxiom provides funding for research projects done by UALR personnel and makes charitable contributions to UALR. They discussed the fact that the total combined amount of such funding and donations for the past fiscal year was less than half of one percent of UALR’s total annual revenue, which is well below the five percent threshold specified in the Nasdaq independence criteria. Further, the board considered the fact that Mr. Durham currently serves as a director of two Acxiom clients for whom Acxiom already provided services prior to Mr. Durham’s joining either the clients’ or Acxiom’s boards. The board determined that the revenue received by Acxiom from these companies is well below five percent of Acxiom’s total annual revenue and thus below the threshold specified in the Nasdaq independence criteria. Additionally, the board noted that Mr. Durham is a member of a golf club located in Mexico which is owned by company leader and chairman of the board Charles D. Morgan, chief finance and administration leader and director Rodger S. Kline, and Acxiom global development leader and former director James T. Womble. The board noted that Mr. Durham receives no special benefits related to his club membership as a result of his service on the Acxiom board. The board determined that the relationships described above would not interfere with Dr. Good’s or Mr. Durham’s ability to exercise independent judgment in carrying out their responsibilities as directors. Additionally, the board affirmatively determined that there were no other factors involving any of the six independent directors which would interfere with their ability to exercise independent judgment in carrying out their responsibilities as directors.

Quarterly meetings of the board are held to review the Company’s financial performance and other significant developments, and to act on matters requiring board approval. If issues arise which require the board’s attention between the regularly scheduled meetings, special meetings are called. Time is allotted at the end of each board and committee meeting for the independent directors to meet in executive session outside the presence of management.

The board currently has five standing committees to assist it in the discharge of its responsibilities. All of the members of the audit, compensation, corporate governance and nominating committees have been determined by the board to be independent under applicable Nasdaq listing standards. A description of each of the committees is set forth below:

Audit Committee

The members of the audit committee are Mr. Patterson (Chair), Mr. Dillard, Mr. Durham and Dr. Hasselmo, each of whom is “independent” under the Nasdaq listing standards.

The audit committee assists the board of directors in overseeing Acxiom’s financial statements and financial reporting process; disclosure controls and procedures; systems of internal accounting and financial controls; independent auditors’ engagement, performance, independence and qualifications; internal audit function; and legal, regulatory compliance and ethics programs as established by management and the board. The board has determined that Messrs. Dillard, Durham and Patterson are “audit committee financial experts,” as defined by the Securities and Exchange Commission.

Compensation Committee

The members of the compensation committee are Mr. Dillard (Chair), Dr. Good and Mr. Henderson, each of whom is “independent” under the Nasdaq listing standards.

The compensation committee assists the board in fulfilling its oversight responsibility related to the compensation programs, plans and awards for Acxiom’s senior executives, and administers the Company’s equity-based compensation plans. The committee annually reviews and approves goals and objectives for the company leader and evaluates his performance.

Corporate Governance Committee

The members of the corporate governance committee are Mr. Henderson (Chair), Dr. Good and Dr. Hasselmo, each of whom is “independent” under the Nasdaq listing standards.

This committee is responsible for reviewing and recommending to the board the following: corporate governance principles; a management succession plan; the structure of board committees; the annual compensation of directors; an annual self-evaluation process for the board; ethics compliance programs, director orientation and education programs. In addition, the committee is charged with reviewing and approving related-party transactions between Acxiom and any of its officers, directors or affiliates that would be required to be reported in the annual proxy statement under SEC rules and regulations.

Nominating Committee

The members of the nominating committee are Dr. Good (Chair), Mr. Dillard and Mr. Patterson, each of whom is “independent” under the Nasdaq listing standards.

The nominating committee is responsible for screening and recommending qualified candidates to the board for membership, and for annually recommending to the board the nominees for director to be submitted for election at each annual meeting of stockholders. All nominations or appointments to the board are approved by the full board of directors. When formulating its membership recommendations, the committee considers any advice and recommendations offered by the company leader or by the stockholders.

The nominating committee is responsible for assessing the appropriate balance of skills and characteristics required of board members. Nominees for director must meet the qualifications set forth in our corporate governance principles and the nominating committee charter, copies of which are posted in the corporate governance section of our website at www.acxiom.com. Among the various criteria for selection as a board member are the level of a potential candidate’s experience, wisdom, integrity, ability to make independent analytical inquiries, understanding of our business environment, willingness to devote adequate time to board duties, and a commitment to serve on the board for an extended period of time. Directors should possess the highest personal and professional ethics and values, and be committed to representing the long-term interests of the stockholders. They should have an objective perspective and mature judgment. We endeavor to have a board representing diverse experience at policy-making levels in business, government, education and technology.

Nominees must also be able to comply with the code of business conduct and ethics applicable to all board members, a copy of which is posted in the corporate governance section of our website at www.acxiom.com. It is the policy of the board that representatives of institutional investors may be considered for board membership so long as the institution (a) does not own or control significant holdings (i.e., more than five percent of the total outstanding shares or other equity units) in businesses that are competitive with the Company; (b) fully discloses, on an ongoing basis, any currently existing and/or reasonably foreseeable conflicts of interest with the Company and/or its other shareholders; and (c) agrees to comply with the Company’s stock trading guidelines applicable to directors and senior members of management, as currently in force or as may be in force in the future.

In accordance with the terms of the Company’s corporate governance principles, any nominees proposed by stockholders will be evaluated by the nominating committee in the same manner as nominees proposed by other sources. To be considered by the nominating committee, a stockholder nominee must be submitted to the corporate secretary at the address and within the timeframe specified under the section of the Proxy Statement entitled “Stockholder Proposals.”

Executive Committee

The members of the executive committee are Mr. Morgan (Chair), Mr. Dillard and Mr. Kline.

The executive committee implements the policy decisions of the full board and handles routine matters which arise during the interim periods between board meetings consistent with the authority which has been delegated to the committee by the board.

Meetings Held During Past Fiscal Year

During the past fiscal year, the board met fifteen times, the audit committee met four times, the compensation committee met six times, the corporate governance committee met four times, and the nominating committee met three times. Action pursuant to unanimous written consent in lieu of a meeting was taken once by the board, twice by the compensation committee and twice by the executive committee. All of the directors attended at least 75% of the aggregate number of meetings of the board and of the committees on which they served during the past fiscal year except for Mr. McLarty, who attended 73% of the meetings. Executive sessions of the independent directors are held at each quarterly board meeting and may be held at any other meeting if the independent directors so desire. Directors are expected to attend all board and stockholder meetings. At the 2005 annual meeting of stockholders, five of the Company’s seven outside directors were in attendance.

Item 11. Executive Compensation

This table shows the compensation paid for each of the last three fiscal years to Company Leader Charles D. Morgan and the four other most highly compensated executive officers who were serving as such on March 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen-sation ($)(2)
		Salary ($)(1)	Bonus ($)	Other Annual Compen- sation ($)(1)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Charles D. Morgan Chairman of the Board and Company Leader	2006 2005 2004	$740,000 735,000 713,333	___ ___ ___	$444,000 222,000 217,500	___ ___ ___	___ ___ ___	___ ___ ___	$26,640 33,873(3) 26,537
Rodger S. Kline Chief Finance & Administration Leader	2006 2005 2004	490,000 486,667 471,833	___ ___ ___	220,500 110,250 144,000	___ ___ ___	___ ___ ___	___ ___ ___	17,172 19,888 13,130
L. Lee Hodges Chief Operations Leader	2006 2005 2004	420,000 386,667 364,458	___ ___ ___	189,000 74,100 96,200	___ ___ ___	___ 50,000 81,480	___ ___ ___	14,490 18,809(4) 9,953
Jerry C. Jones Business Development / Legal Leader	2006 2005 2004	360,000 356,667 344,167	___ ___ ___	140,400 70,200 91,000	___ ___ ___	___ ___ ___	___ ___ ___	___ 2,970 ___
James T. Womble Global Development Leader	2006 2005 2004	357,500 410,000 393,000	___ ___ ___	124,875 93,375 120,000	___ ___ ___	___ ___ ___	___ ___ ___	6,952 16,504 12,782

(1)

These amounts represent the named executives’ cash incentive pay for each of the past three fiscal years. See the discussion below of “Cash Incentive Pay” under “Report of the Compensation Committee.” For fiscal year 2006, payment of forty percent of the total cash incentive opportunity for all associates, including the named executives, covered by the 2005 Leadership Compensation Plan was guaranteed as a retention incentive. Sixty percent of the total cash incentive opportunity was ultimately paid.

(2)

Except as noted in footnotes (3) and (4) below, these amounts represent Acxiom’s matching contributions to each named executive’s 401(k) and/or supplemental executive retirement plan accounts, and payments for periodic physical exams.

(3)

$30,391 of this amount represents Acxiom’s matching contributions to Mr. Morgan’s 401(k) and supplemental executive retirement plan accounts. The remaining $3,367 represents income that was imputed to Mr. Morgan in accordance with applicable Treasury regulations relating to his personal use of company aircraft. During fiscal 2005, Mr. Morgan paid $111,530 to Acxiom as reimbursement for the incremental cost to the Company of his personal use of company aircraft. See further discussion below under “Related-Party Transactions.”

(4)

$14,809 of this amount represents Acxiom’s matching contributions to Mr. Hodges’ 401(k) plan and supplemental executive retirement plan accounts. The remaining $4,000 represents payments made to Mr. Hodges over and above the Company’s standard relocation reimbursements. In connection with his promotion to Chief Operations Leader in October 2005, Mr. Hodges was required to move from Illinois to Arkansas.

Option Grants For Last Fiscal Year

None of the named executive officers received any stock option grants during the past fiscal year.

Option Exercises and Fiscal Year End Option Values

This table shows stock options exercised by the named executives during the fiscal year ended March 31, 2006, and the number and value of the options they held at fiscal year end.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles D. Morgan	192,653	$622,914	435,958	0	$1,100,948	$0
Rodger S. Kline	51,686	99,378	430,235	0	2,332,349	0
L. Lee Hodges	0	0	329,356	0	1,383,934	0
Jerry C. Jones	0	0	320,775	0	1,276,475	0
James T. Womble	44,528	307,591	367,602	0	1,959,774	0

Compensation of Directors

Each year, the corporate governance committee reviews and makes a recommendation to the full board regarding the compensation to be paid to the directors. Outside directors’ compensation currently consists of a $55,000 annual retainer plus $2,000 for each board meeting and $1,000 for each committee meeting attended. The audit committee chairman receives an additional $6,000 per quarter for his services as chairman. The Lead Independent Director receives $25,000 per year for his services. Directors may elect to receive their retainer and their quarterly meeting fees in shares of Acxiom stock, cash or a combination of each. Fees for special meetings are payable in cash. Outside directors may request reimbursement for expenses reasonably incurred in connection with their service on the board. Directors who are members of management do not receive any additional compensation for their service on the board.

Compensation Committee Interlocks and Insider Participation

No compensation committee interlocks exist with respect to the board’s compensation committee, nor do any present or past officers of Acxiom serve on the compensation committee.

Change in Control Arrangements / Agreements with Management

The board of directors has approved the execution of executive security agreements between Acxiom and certain of its key associates, including the named executive officers listed in the compensation tables above. Payments under these agreements will be triggered if an associate is terminated (other than for cause) within the three-year period following a change of control, or if he or she resigns for good reason, e.g., a demotion, reduction in salary, relocation, significant change in responsibilities, etc. The amount payable to an individual is 2.99 times annual compensation if terminated in the first year after a change of control; two times annual compensation if terminated in the second year after a change of control; or one times annual compensation if terminated in the third year after a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables show the ownership of Acxiom common stock by its directors, executive officers and major stockholders.

Holdings of Officers and Directors

This table shows the amount of Acxiom common stock held by each director or nominee and the named executive officers, as well as all of Acxiom’s directors and executive officers as a group, based upon 88,026,483 shares of Acxiom common stock issued and outstanding as of July 24, 2006.

Title of Class	Name of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class

Common	William T. Dillard II	42,703(1)	*
Common	Michael J. Durham	2,445	*
Common	Dr. Mary L. Good	6,997	*
Common	Dr. Ann Die Hasselmo	25,199(1)	*
Common	William J. Henderson	20,746(1)	*
Common	L. Lee Hodges	350,964(2)	*
Common	Jerry C. Jones	326,030(3)	*
Common	Rodger S. Kline	2,452,033(4)	2.8%
Common	Thomas F. (Mack) McLarty, III	17,812(1)	*
Common	Charles D. Morgan	3,806,949(5)	4.3%
Common	Stephen M. Patterson	58,528(1)	*
Common	James T. Womble	1,616,205(6)	1.8%
Common	All directors, nominees and executive officers, as a group (15 people)	9,030,076(7)	10.3%

*	Denotes less than 1%.

(1)	Includes 4,567 shares subject to options which are currently exercisable or exercisable within 60 days, of which 4,567 are in the money.

(2)	Includes 329,356 shares subject to options which are currently exercisable or exercisable within 60 days, of which 241,795 are in the money.

(3)	Includes 320,775 shares subject to options which are currently exercisable or exercisable within 60 days, of which 149,975 are in the money.

(4)	Includes 430,235 shares subject to options which are currently exercisable or exercisable within 60 days, of which 271,676 are in the money.

(5)	Includes 435,958 shares subject to options which are currently exercisable or exercisable within 60 days, of which 197,301 are in the money.

(6)	Includes 367,602 shares subject to options which are currently exercisable or exercisable within 60 days, of which 232,148 are in the money.

(7)	Includes 2,165,572 shares subject to options which are currently exercisable or exercisable within 60 days, of which 1,319,011 are in the money.

Ownership of Major Stockholders

The following table lists the persons known by Acxiom to be the beneficial owners of 5% or more of our common stock. The percentages of outstanding shares listed below are calculated based upon 88,026,483 shares of Acxiom common stock issued and outstanding as of July 24, 2006.

Title of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class

Common	ValueAct Capital Master Fund, L.P. (as of 1/24/06) ValueAct Capital Partners Co-Investors, L.P. VA Partners, L.L.C. Combined interests of: Jeffrey W. Ubben George F. Hamel, Jr. Peter H. Kamin 435 Pacific Avenue, 4th Floor San Francisco, CA 94133	10,325,355(1)	11.7%
Common	Barclays Global Investors, NA. Barclays Global Fund Advisors Barclays Global Investors, Ltd. 45 Fremont Street San Francisco, CA 94105	4,866,154(2)	5.5%

(1)	Based on information contained in a Form 4 filed with the Securities and Exchange Commission.
(2)	Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of March 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	13,058,191(1)	$20.91	1,583,482

(1)

This figure represents stock options issued under approved stock option plans, 588,809 of which options were assumed in connection with our acquisitions of May & Speh, Inc. in 1998 and Digital Impact, Inc. in 2006.

Stockholder Nominations

VA Partners, LLC (ValueAct) and certain affiliated funds, as stockholders of the Company, have notified the Company of their intention to nominate three individuals in opposition to the three nominees recommended by the Acxiom board of directors. According to information provided by ValueAct, for which the Company disclaims any responsibility, these individuals are: Jeffrey W. Ubben, Louis J. Andreozzi and J. Michael Lawrie.

Item 13. Certain Relationships and Related Transactions

We have contracts with the University of Arkansas at Little Rock (UALR) pursuant to which we provide funding for research projects done by UALR personnel. We also make charitable contributions to UALR. Dr. Mary Good, who is a director, is employed by UALR as its Dean of the College of Information Science and Systems Engineering. She is not personally the recipient of any Acxiom funding. The total amount paid to UALR in the past fiscal year was approximately $377,000, which is less than half of 1% of UALR’s total annual revenues. We expect to pay approximately $500,000 to UALR in the current fiscal year.

Acxiom paid BMC Media, Inc. (“BMC”) approximately $181,000 during the past fiscal year in commissions. BMC is controlled by F.B. McLarty, the brother of one of Acxiom’s board members, Thomas F. McLarty, III. In 2001 and 2002, F.B. McLarty assisted with obtaining new contracts for Acxiom with several customers in the travel and entertainment business. Other than the obligation to pay commissions to BMC on these contracts, there are no current agreements in place between Acxiom and either of the McLarty brothers or their affiliated companies. Director Thomas F. McLarty is not a stockholder, director or employee of BMC and receives no personal benefit from the commissions paid to BMC. The amount to be paid to BMC in the current fiscal year will be determined by the amount of revenue, if any, realized from the previously acquired customer contracts. Acxiom’s obligation to pay commissions to BMC terminates in 2007.

One of our customers is Cognitive Data, Inc. (“CDI”). CDI’s president and majority shareholder is the son-in-law of Company Leader Charles Morgan. During the past fiscal year, Acxiom received approximately $1,000,500 in revenue from CDI. The amount we expect to receive in the current fiscal year is in the range of $2 million – $2.5 million.

Acxiom is a corporate sponsor of a celebrity race truck in the NASCAR Craftsman Truck Series. The amount of the sponsorship was $625,000 in both the past fiscal year and in the current year. Per the sponsorship agreement, which expires in November 2006, the Acxiom brand is displayed on the sponsored race vehicles, drivers’ uniforms, transporter vehicles, press kits, and NASCAR collectibles offered to the public, and hospitality services are made available for Acxiom customers at race events. The sponsorship agreement is with Morgan-Dollar Motorsports, LLC (“MDM”), 51% of which was owned by RM Promotions, LLC (“RMP”) until December 2004. Rob Morgan, the son of Charles Morgan, was the majority owner and an employee of RMP until January 2004. At the present time, neither Charles Morgan nor Rob Morgan has any direct or indirect ownership interest in MDM. MDM is currently indebted to RMP in the approximate amount of $300,000. In addition, Rob Morgan has guaranteed a promissory note owed by MDM to a bank in the approximate principal amount of $220,000. MDM was previously indebted to Charles Morgan in the amount of $470,000. Mr. Morgan forgave that debt in fiscal year 2005 in exchange for an agreement by MDM to pay Mr. Morgan commissions in the amount of 5% of any new sponsorships (excluding the Acxiom sponsorship) acquired by MDM in 2005 and 2006. To date, no commissions have been paid. In addition to the NASCAR sponsorship, Acxiom has participated in other racing sponsorships such as the Grand American Road Racing Series, in which neither Mr. Morgan nor any of his family members have ever had any ownership interest. In 2002, the independent members of the board of directors obtained an assessment from Fleishman-Hillard, an internationally recognized brand management and public relations agency, regarding the value of Acxiom’s sports marketing program and determined that the program significantly contributed to the name and brand recognition of the Company.

Acxiom leases an aircraft from MorAir, Inc., a corporation owned by Charles Morgan. The average monthly payment made in the past fiscal year was approximately $75,000. Total payments under the lease are expected to remain the same in the current fiscal year. The term of the lease expires in August 2011. The board of directors’ corporate governance committee, which is composed solely of independent directors, has determined that the terms of the lease are commercially reasonable, in that they are as good or better than the rates that could be obtained from an unrelated third party. The lease payments paid in the past fiscal year to MorAir were approximately 20% less than the lease payments which Acxiom paid in the past fiscal year to an unrelated third party for a comparable aircraft. When Mr. Morgan uses the aircraft for trips unrelated to Acxiom’s business, he reimburses Acxiom for the direct costs incurred, including the costs of engine usage, maintenance, avionics, fuel, pilot charges and other related expenses such as landing fees, food service, and overnight parking fees. In the past fiscal year, Mr. Morgan paid $136,300 to Acxiom for this use of the aircraft. Mr. Morgan and Acxiom have followed this practice of reimbursement of direct costs since the inception of the lease in 1996.

Item 14. Principle Accountant Fees and Services

KPMG LLP was our independent auditor during the past fiscal year and also provided other non-audit related services for us. For the fiscal years ended March 31, 2006 and March 31, 2005, KPMG LLP billed us in the amounts set forth below:

	2006	2005

Audit Fees (including quarterly reviews) (1)	$ 3,944,784	$2,952,271

Audit-Related Fees(2)	649,416	445,860

Tax Fees(3)	158,523	342,500

All Other Fees	0	0

Total	$ 4,752,723	$ 3,740,631

(1)

Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, the audit of management’s assessment of internal controls over financial reporting, quarterly reviews of financial statements included in our Form 10-Q’s and 10-K, and audit services provided in connection with other statutory and regulatory filings.

(2)

Audit-related fees include professional services related to the audit of our financial statements, SAS 70 reviews of our data centers, reporting on compliance with debt covenants, and audits of employee benefit plans.

(3)

Tax fees include professional services rendered in connection with tax compliance and preparation relating to our tax audits, international tax compliance and tax consulting, and planning services relating to interest computations and international tax changes. We do not engage KPMG to perform personal tax services for our executive officers.

The audit committee has adopted a policy for the pre-approval of engagements for audit, audit-related and non-audit services by our independent auditor. The policy requires that the committee pre-approve all audit services and audit-related services to be performed by the independent auditor. For non-audit services, the principal financial officer must provide a written explanation to the audit committee of the scope of the services, the estimated costs, and other pertinent information, and then the audit committee or a designated member of the committee must pre-approve the proposed engagement. The requirement for pre-approval of an engagement for non-audit services may be waived only if (i) the aggregate amount of all such non-audit services provided is less than five percent of the total amount paid by the Company to the independent auditor during the fiscal year when the services are provided; (ii) the services were not deemed by management at the time of the engagement to be non-audit services; and (iii) the services are promptly brought to the attention of the audit committee and approved after the fact. All audit and non-audit services reflected in the table above were pre-approved by the audit committee in accordance with the policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements.

No financial statements are filed with this Form 10-K/A.

2.	Financial Statement Schedules.

No schedules are filed with this Form 10-K/A.

3.	Exhibits

The following exhibits are filed with this report.

Exhibit No.

31.1	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32.1	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[THIS SPACE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ACXIOM CORPORATION

Date: July 31, 2006

By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Secretary

EXHIBIT INDEX

31.1	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32.1	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002