Form 10-Q
period 2006-06-30
ACXIOM CORP
filed 2006-08-07
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.10 par value per share outstanding as of August 3, 2006 was 88,067,274.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,163	$7,705
Trade accounts receivable, net	264,933	261,624
Deferred income taxes	24,517	24,587
Other current assets	45,204	44,937

Total current assets	338,817	338,853
Property and equipment	685,515	662,948
Less – accumulated depreciation and amortization	353,633	329,177

Property and equipment, net	331,882	333,771

Software, net of accumulated amortization	41,313	45,509
Goodwill	477,291	472,401
Purchased software licenses, net of accumulated amortization	161,814	155,518
Unbilled and notes receivable, excluding current portions	17,188	19,139
Deferred costs, net of accumulated amortization	116,651	112,817
Data acquisition costs, net of accumulated amortization	38,712	40,828
Other assets, net	21,379	21,662

	$1,545,047	$1,540,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$96,701	$93,518
Trade accounts payable	41,905	44,144
Accrued expenses:
Payroll	27,487	32,139
Other	79,345	81,428
Income taxes	9,759	4,845
Deferred revenue	112,313	123,916
Dividends payable	4,403	—

Total current liabilities	371,913	379,990

Long-term obligations:
Long-term debt and capital leases, net of current installments	345,992	353,692
Software and data licenses, net of current installments	28,854	22,723

Total long-term obligations	374,846	376,415

Deferred income taxes	77,735	77,916
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock	10,985	10,946
Additional paid-in capital	683,350	677,026
Unearned share-based compensation	—	(1,941)
Retained earnings	423,683	410,278
Accumulated other comprehensive income	8,637	2,205
Treasury stock, at cost	(406,102)	(392,337)

Total stockholders’ equity	720,553	706,177

	$1,545,047	$1,540,498

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended June 30
	2006	2005
Revenue:
Services	$261,892	$238,499
Data	74,813	71,772

Total revenue	336,705	310,271
Operating costs and expenses:
Cost of revenue
Services	196,073	194,349
Data	49,572	48,885

Total cost of revenue	245,645	243,234
Selling, general and administrative	54,745	53,700
Gains, losses and other items, net	—	(1,637)

Total operating costs and expenses	300,390	295,297

Income from operations	36,315	14,974

Other income (expense):
Interest expense	(7,769)	(5,162)
Other, net	647	891

Total other income (expense)	(7,122)	(4,271)

Earnings before income taxes	29,193	10,703
Income taxes	11,385	4,064

Net earnings	$17,808	$6,639

Earnings per share:
Basic	$0.20	$0.07

Diluted	$0.20	$0.07

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2006

(Unaudited)

((Dollars in thousands)

	Common Stock		Additional paid-in capital	Unearned share-based compensation	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders’ equity
	Number of shares	Amount						Number of shares	Amount
Balances at March 31, 2006	109,458,152	$10,946	$677,026	$(1,941)		$410,278	$2,205	(21,309,622)	$(392,337)	$706,177
Employee stock awards, benefit plans and other issuances	392,515	39	6,730	—	$—	—	—	300	4	6,773
Tax benefit of stock options and warrants exercised	—	—	1,079	—	—	—	—	—	—	1,079
Implementation of SFAS 123R (note 3)	—	—	(1,941)	1,941	—	—	—	—	—	—
Non-cash share-based compensation	—	—	553	—	—	—	—	—	—	553
Warrant exercise	—	—	(97)	—	—	—	—	6,792	97	—
Dividends	—	—	—	—	—	(4,403)	—	—	—	(4,403)
Acquisition of treasury stock	—	—	—	—	—	—	—	(575,970)	(13,866)	(13,866)
Comprehensive income:
Foreign currency translation	—	—	—	—	6,308	—	6,308	—	—	6,308
Unrealized loss on marketable securities, net of tax	—	—	—	—	124	—	124	—	—	124
Net earnings	—	—	—	—	17,808	17,808	—	—	—	17,808

Total comprehensive income					$24,240

Balances at June 30, 2006	109,850,667	$10,985	$683,350	$—		$423,683	$8,637	(21,878,500)	$(406,102)	$720,553

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Three Months ended June 30
	2006	2005
Cash flows from operating activities:
Net earnings	$17,808	$6,639
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	59,047	55,534
Loss (gain) on disposal or impairment of assets, net	(84)	43
Deferred income taxes	(233)	3,635
Non-cash share-based compensation expense	553	298
Changes in operating assets and liabilities:
Accounts receivable, net	(1,796)	17,297
Other assets	3,186	(17,945)
Accounts payable and other liabilities	(9,743)	917
Deferred revenue	(12,388)	(4,942)

Net cash provided by operating activities	56,350	61,476

Cash flows from investing activities:
Payments received from investments	783	721
Capitalized software development costs	(5,719)	(5,673)
Capital expenditures	(217)	(2,929)
Cash collected from the sale and license of software	5,000	—
Deferral of costs and data acquisition costs	(16,887)	(16,192)
Net cash paid in acquisitions	—	(106,719)

Net cash used in investing activities	(17,040)	(130,792)

Cash flows from financing activities:
Proceeds from debt	28,873	281,706
Payments of debt	(67,866)	(54,130)
Dividends paid	—	(4,432)
Sale of common stock	6,773	13,527
Acquisition of treasury stock	(11,965)	(160,354)
Tax benefit of stock options exercised	1,079	—

Net cash provided by (used in) financing activities	(43,106)	76,317

Effect of exchange rate changes on cash	254	(297)

Net increase (decrease) in cash and cash equivalents	(3,542)	6,704
Cash and cash equivalents at beginning of period	7,705	4,185

Cash and cash equivalents at end of period	$4,163	$10,889

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Three Months ended June 30
	2006	2005
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,830	$4,397
Income taxes	5,268	190
Payments on capital leases and installment payment arrangements	18,905	19,929
Payments on software and data license liabilities	7,847	10,938
Other debt payments, excluding line of credit	1,711	1,357

Noncash investing and financing activities:
Issuance of options for acquisitions	—	7,541
Enterprise software licenses acquired under software obligation	15,266	2,161
Acquisition of property and equipment under capital leases and installment payment arrangements	19,426	26,458
Construction and other financing	5,904	3,654

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 22 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2006 (“2006 Annual Report”), as filed with the Commission on June 14, 2006. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2006 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2007.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof. A discussion of the Company’s significant accounting principles and the application thereof is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2006 Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior year’s net earnings as previously reported.

Accounting change

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R”) which requires compensation cost related to stock options and other share-based payments be recognized in the financial statements. The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. During the fiscal year ended March 31, 2005, and prior to adoption of SFAS 123R, the Company accelerated vesting of substantially all unvested options. Remaining unvested share-based compensation granted prior to April 1, 2006 relates to options granted to outside directors which were not accelerated, options held by certain terminated associates that will be forfeited or cancelled with the passage of time, options issued as a result of the DI acquisition (see note 4), and restricted stock units granted during fiscal 2006.

New accounting pronouncements

The Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”) in June, 2006. FIN 48 requires a company to use a more-likely-than-not standard in recognizing the benefit of a position taken in a tax return. FIN 48 will be effective for the Company beginning April 1, 2007. Any adjustment required by the implementation of FIN 48 will be reflected as an adjustment to the balance of retained earnings as a change in accounting principle. The Company has not yet assessed the impact of applying FIN 48 to its tax positions.

2. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2006	2005
Basic earnings per share:
Numerator – net earnings	$17,808	$6,639
Denominator – weighted-average shares outstanding	88,155	91,044

Basic earnings per share	$0.20	$0.07

Diluted earnings per share:
Numerator – net earnings	$17,808	$6,639

Denominator:
Weighted-average shares outstanding	88,155	91,044
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,268	2,752

	90,423	93,796

Diluted earnings per share	$0.20	$0.07

At June 30, 2006, the Company had options and warrants outstanding providing for the purchase of approximately 14.2 million shares of common stock. Options and warrants that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2006	2005
Number of shares outstanding under options and warrants	3,391	8,147

Range of exercise prices	$24.52-$268.55	$19.58-$268.55

Stockholders’ Equity

The Company declared dividends on its common stock in the amount of $0.05 per share in each of the quarters ended June 30, 2006 and June 30, 2005. The dividend declared in the quarter ended June 30, 2006 was paid in July 2006.

During the quarter ended June 30, 2006, 0.6 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the current and prior quarter, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the quarter ended June 30, 2006 was $12.0 million. At June 30, 2006, the maximum dollar value of shares that may yet be purchased under the program is $146.0 million.

3. SHARE-BASED COMPENSATION:

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R as originally issued required adoption by the Company in the second quarter of fiscal 2006. Subsequent to issuance of the statement, the effective date was delayed until the beginning of the next fiscal year, which began April 1, 2006.

SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award. Prior to April 1, 2006 the Company accounted for its stock options under the provisions of Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost had been historically recognized by the Company for any of its stock options except for certain in-the-money stock options issued as a result of the DI acquisition. SFAS 123R supersedes Opinion No. 25 and eliminates the use of the intrinsic value method previously used by the Company.

Changes in Share-based Compensation

Historical Share-based Compensation

When the Company first began granting premium-priced options in 1993, the options had vesting periods of nine years and were granted one-fourth at market value, one-fourth at a 50% premium over market, and one-half at a 100% premium over market. In 1997, in order to make the plan more competitive, the compensation committee changed the percentages so that one-half of all long-term incentive (“LTI”) grants were made at market, with one-fourth at a 50% premium over market, and with one-fourth at a 100% premium over market. In 1999, again to address the competitiveness of the plan, the committee changed the premium levels so that one-half of the LTI grants were made at market, with one-fourth being made at a 25% premium over market, and one-fourth at a 50% premium over market. Also in 1999, the Company changed the vesting period from nine to six years. In fiscal 2004 the Company ceased issuing premium-priced options and issued all subsequent option grants at the market price on the date of issue.

The Company’s intent in implementing the original 1993 stock option program as well as the subsequent versions of the program was to align its leaders’ interest with stockholders’ interests, and to motivate, retain and attract key leaders. The Company believes that this goal was achieved through the implementation of premium-priced options and long vesting periods, which are substantially longer than the vesting periods used at most companies. However, as a result of SFAS 123R, the Company would have been required to recognize expense for options granted a number of years earlier. In fact, SFAS 123R would have required the Company to recognize expense for options granted as far back as 1997.

Accelerated Vesting

During the third quarter of fiscal 2005, the compensation committee of the board of directors voted to vest the unvested 2.1 million options which were then out of the money with option prices greater than $22.33. Then during the fourth quarter of fiscal 2005, the board of directors authorized the acceleration of vesting of all of the Company’s outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which will be forfeited or cancelled with the passage of time. The accelerated vesting was effective at the close of business on March 24, 2005. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System used for measurement of compensation as of the date of acceleration was $21.37. As a result of the acceleration, options to purchase approximately 4.9 million shares of the Company’s common stock, which otherwise would have vested from time to time over the following six years, became fully vested. All other terms and conditions applicable to these stock option grants remain in effect.

The decision to accelerate the vesting of these options was made primarily to avoid recognizing compensation expense in the consolidated statement of operations in future financial statements upon the adoption of SFAS 123R. By accelerating the vesting of these options, the Company recognized approximately $3.6 million of compensation expense in the fourth quarter of fiscal 2005. The Company believes that the acceleration of vesting eliminated the need for recognizing future compensation expense, in either the financial statements or the pro forma footnote disclosure, of approximately $11.7 million in fiscal 2006; $11.2 million in fiscal 2007; $8.2 million in fiscal 2008; and a total of $6.5 million over the following three fiscal years. The expenses which otherwise would have been incurred but for the acceleration are reported in the Company’s fiscal year 2005 financial statements in the pro forma footnote disclosure as permitted under the provisions of SFAS 123 prior to its revision.

Changes in Share-based Compensation Plan

At the 2005 annual meeting, the Company’s stockholders approved revisions to its share-based compensation plan. Under the revised plan, other forms of equity compensation, such as restricted stock and restricted stock units, are available for grant under the plan. These alternatives are currently expected to be utilized as the Company’s primary LTI vehicle in amounts which should result in significantly less dilution than the former LTI stock option program. The Company will continue to evaluate all applicable accounting standards with regard to the future implementation of its LTI strategies.

Adoption of FAS 123R

The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. As discussed above, substantially all of the Company’s existing options were vested prior to adoption of SFAS 123R.

Share-based Compensation Plans

Options and Equity Compensation

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock were outstanding as of June 30, 2006.

The Company has reserved 30.1 million shares of the Company’s common stock for awards pursuant to the Company’s share-based plans of which approximately 1.6 million shares were available for grant at June 30, 2006.

The Company’s 2005 Equity Compensation Plan provides that all associates ( employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance awards, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in applicable grant documents. While restricted stock and/or restricted stock units will likely be the primary LTI vehicle going forward, some stock options may be granted for recruiting and/or retention purposes. The compensation committee of the board of directors will continue to take external market and regulatory developments into consideration when determining the Company’s LTI practices and may further update its guidelines so as to better align share-based compensation with the Company’s business strategies and with stockholder interests.

Incentive stock option awards granted pursuant to the share-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company’s shares at the date of grant and have a maximum duration of ten years from the date of grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant with a maximum duration of twelve years.

Restricted stock units may be issued pursuant to the 2005 Equity Compensation Plan and represent the right to receive shares in the future by way of an award agreement which includes vesting provisions. Award agreements can further provide for forfeitures triggered by certain prohibited activities, such as breach of confidentiality. All restricted stock units will be expensed over the vesting period as adjusted for estimated forfeitures.

The Company receives income tax deductions as a result of the exercise of stock options and the vesting of restricted stock units. Under the provisions of SFAS 123R, the tax benefit of share-based compensation expense in excess of the book compensation expense is reflected as a financing cash inflow and an operating cash outflow included in changes in operating assets and liabilities. The Company has elected the short-cut method in accounting for the tax benefits of share-based payment awards.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at June 30, 2006 was approximately 1.9 million. Approximately 45,800 shares were purchased under the ESPP during the three months ended June 30, 2006. The total expense to the Company in the quarter ended June 30, 2006 for the discount to the market price was approximately $0.2 million.

Pro-forma Earnings Per Share

Prior to April 1, 2006, the Company accounted for its stock options under the intrinsic value provisions of APB 25. As a result of the acquisition of DI (note 4) in fiscal 2006, the Company issued options to DI associates that are in-the-money, resulting in compensation cost under APB 25. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS 123 prior to its revision, the Company’s consolidated net earnings would have been reduced to the following unaudited pro forma amounts for the quarter ended June 30, 2005 (in thousands, except per share amounts):

For the quarter ended June 30, 2005
Net earnings, as reported	$6,639
Plus: share-based employee compensation expense included in determination of net income, net of income tax benefit	185
Less: share-based employee compensation expense under fair value based method, net of income tax benefit	(490)

Pro forma net earnings	$6,334

Earnings per share:
Basic – as reported	$0.07

Basic – pro forma	$0.07

Diluted – as reported	$0.07

Diluted – pro forma	$0.07

Stock Option Activity

There were no stock options granted in the quarter ended June 30, 2006. The per-share weighted-average fair value of stock options granted during the three months ended June 30, 2005 was $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.1%; risk-free interest rate of 3.8%; expected option life of 3 years and expected volatility of 23%.

Option activity for the three months ended June 30, 2006 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2006	13,058,191	$20.91
Exercised	(247,269)	$14.35		$2,766
Forfeited or cancelled	(69,940)	$27.49

Outstanding at June 30, 2006	12,740,982	$21.00	9.12	$51,009

Exercisable at June 30, 2006	12,524,057	$21.19	9.13	$47,683

Non-vested stock options as of March 31, 2006 and changes during the three-month period ended June 30, 2006 were as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2006	268,810	$9.88
Vested	(29,523)	$9.11
Forfeited or cancelled	(22,362)	$12.88

Outstanding at June 30, 2006	216,925	$9.67	8.20	$3,326

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2006. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted-average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share
$ 0.11 - $ 9.62	268,841	7.58 years	$6.39	124,336	$5.70
$ 10.17 - $ 14.68	2,370,631	9.86 years	$12.26	2,321,320	$12.24
$ 15.00 - $ 19.82	3,202,897	8.93 years	$16.57	3,183,930	$16.56
$ 20.12 - $ 24.53	4,057,696	9.76 years	$22.81	4,053,554	$22.81
$ 25.43 - $ 29.30	1,587,584	8.14 years	$26.68	1,587,584	$26.68
$ 30.93 - $ 39.12	912,754	7.62 years	$35.71	912,754	$35.71
$ 40.50 - $ 75.55	334,630	7.94 years	$44.75	334,630	$44.75
$168.61 - $268.55	5,949	3.66 years	$197.60	5,949	$197.60

	12,740,982	9.12 years	$21.00	12,524,057	$21.19

Total expense related to stock options for the quarter ended June 30, 2006 was approximately $0.3 million. Future expense for these options is expected to be approximately $1.9 million over the next three years.

Restricted Stock Unit Activity

Non-vested restricted stock units as of March 31, 2006 and changes during the three-month period ended June 30, 2006 were as follows:

	Number of shares	Weighted average fair value at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2006	75,000	$1,565	3.34
Granted	25,000	$595	3.87

Outstanding at June 30, 2006	100,000	$2,160	3.48

During fiscal 2006, the Company issued restricted stock units covering 75,000 shares of common stock with a value at the date of grant of $1.6 million. During the three months ending June 30, 2006 the Company issued restricted stock units covering 25,000 shares of common stock with a value at the date of grant of $0.6 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock in the quarter ended June 30, 2006 was $0.1 million. Future expense for these restricted stock units is expected to be approximately $1.9 million over the next four years.

4. ACQUISITIONS AND DIVESTITURES:

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

The following table shows the allocation of IA and DI purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	IA	DI
Assets acquired:
Cash	$541	$27,025
Goodwill	29,085	101,360
Other intangible assets	7,000	20,800
Other current and noncurrent assets	6,716	14,390

	43,342	163,575
Accounts payable, accrued expenses and capital leases assumed	5,850	17,317

Net assets acquired	37,492	146,258
Less:
Cash acquired	541	27,025
Issuance of vested stock options	—	7,541
Payments to be made for restricted stock	—	4,768

Net cash paid	$36,951	$106,924

The purchase price allocation for the IA acquisition is subject to adjustment as the Company makes the final determination of the fair values assigned to assets and liabilities acquired.

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. None of the amounts allocated to goodwill or other intangible assets are deductible for tax purposes.

As a result of the DI acquisition and the Claritas Europe and Consodata acquisitions in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments and payments related to these accruals during the quarter ended June 30, 2006. Any future adjustments to these plans may result in future expense or in a decrease to the goodwill recorded for the acquisitions.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2006	$1,161	$4,879	$1,283	$7,323
Payments	(340)	(1,914)	(34)	(2,288)
Change in foreign currency translation adjustment	23	168	58	249

Balance at June 30, 2006	$844	$3,133	$1,307	$5,284

The associate-related reserves are expected to be paid during the current fiscal year. The remaining items will be paid over approximately the next two years, through April 2008.

Gains, Losses and Other Items

During the quarter ended June 30, 2005, the Company terminated the lease on an airplane which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.6 million which is included in Gains, losses, and other items, net.

5. OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $8.7 million and $8.2 million at June 30, 2006 and March 31, 2006, respectively. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	June 30, 2006	March 31, 2006
Notes receivable from DMI, net of future credits of $0.6 million at June 30, 2006 and $0.7 million at March 31, 2006	$1,972	$1,988
Notes receivable from other divestitures	3,736	4,005

Notes receivable from divestitures	5,708	5,993
Less current portion	832	683

Long-term portion	4,876	5,310

Unbilled and notes receivable arising from operations	20,155	21,387
Less current portion	7,843	7,558

Long-term portion	12,312	13,829

Unbilled and notes receivable, excluding current portions	$17,188	$19,139

Other current assets consist of the following (dollars in thousands):

	June 30, 2006	March 31, 2006
Current portion of unbilled and notes receivable	$8,675	$8,241
Prepaid expenses	19,851	20,896
Non-trade receivables	1,905	1,143
Other miscellaneous assets	14,773	14,657

Other current assets	$45,204	$44,937

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2006	March 31, 2006
Investments in marketable and nonmarketable securities	$4,521	$4,949
Acquired intangible assets, net	13,154	13,849
Other miscellaneous noncurrent assets	3,704	2,864

Other assets	$21,379	$21,662

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6. GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2006 indicated that no potential impairment of its goodwill balances existed as of April 1, 2006.

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2006 is presented in the following table.

(dollars in thousands)	US Services and Data	International Services and Data	Total
Balance at March 31, 2006	$344,877	$127,524	$472,401
Purchase adjustments	458	—	458
Change in foreign currency translation adjustment	—	4,432	4,432

Balance at June 30, 2006	$345,335	$131,956	$477,291

7. LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	June 30, 2006	March 31, 2006
Revolving credit agreement	$241,742	$252,272
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	124,428	123,907
Warrants	1,827	1,911
Other debt and long-term liabilities	48,191	43,903

Total long-term debt and capital leases	416,188	421,993
Less current installments	70,196	68,301

Long-term debt, excluding current installments	$345,992	$353,692

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 4% to 8%	$55,359	$47,940
Less current installments	26,505	25,217

License liabilities, excluding current installments	$28,854	$22,723

Effective September 2, 2005, the Company amended and restated its revolving credit facility to allow for revolving borrowings and letters of credit of up to $500 million through March 31, 2010. Borrowings under the revolving credit facility of $241.7 million at June 30, 2006 and $252.3 million at March 31, 2006 bear interest at LIBOR plus 1.0% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing, and are secured by accounts receivable. Weighted average interest rates on the June 30, 2006 and March 31, 2006 borrowings under the revolving credit facility were 6.19% and 5.72%, respectively. Outstanding letters of credit at both June 30, 2006 and March 31, 2006 were $4.0 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At June 30, 2006, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances). The company is currently not under any dividend limitation.

8. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $8.4 million and $8.5 million at June 30, 2006 and March 31, 2006, respectively.

9. SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Company’s business segments consist of US Services and Data and International Services and Data. Both US and International segments include consulting, database and data warehousing, list processing services, the Company’s data content and software products. US Services and Data also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

Substantially all of the nonrecurring and impairment charges incurred by the Company have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2006	2005
Revenue:
US Services and Data	$291,419	$265,434
International Services and Data	45,286	44,837

Total revenue	$336,705	$310,271

Income from operations:
US Services and Data	$35,950	$14,717
International Services and Data	365	(1,380)
Corporate and other	—	1,637

Income from operations	$36,315	$14,974

10. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

As discussed in Restructuring Plans below, the following table shows the balances that were accrued for restructuring plans as well as the changes in those balances during the quarter ended June 30, 2006 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2006	$1,207	$1,743	$259	$3,209
Payments	(325)	(21)	—	(346)

Balance at June 30, 2006	$882	$1,722	$259	$2,863

Restructuring Plans

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above shows the portion of the above charges which are yet to be paid as of June 30, 2006 (dollars in thousands). The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

11. COMMITMENTS AND CONTINGENCIES:

Legal Matters

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

In the opinion of management, none of the above cases will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease. During the quarter ended June 30, 2005, the Company terminated one of two aircraft leases and the lessor sold the aircraft. Under the terms of the lease the Company was entitled to the proceeds of the sale, net of the payoff value of the lease. As a result of the lease termination the Company received net proceeds of $1.6 million which is recorded in gains, losses and other items.

The total amount drawn under these synthetic operating lease facilities since inception was $228.9 million and the Company has a future commitment for lease payments of $17.6 million over the next five years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $5.4 million at June 30, 2006.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $3.0 million at June 30, 2006.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At June 30, 2006 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.2 million.

PART I. FINANCIAL INFORMATION

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

Highlights of the quarter ended June 30, 2006 are identified below.

•	Revenue of $336.7 million, up 8.5 percent from $310.3 million in the first fiscal quarter a year ago.

•	Income from operations of $36.3 million, a 143 percent increase compared to $15.0 million in the first fiscal quarter last year.

•	Pre-tax earnings of $29.2 million, up 173 percent from $10.7 million in the first quarter of fiscal 2006.

•	Diluted earnings per share of $0.20, a 186 percent increase compared to $0.07 in the first fiscal quarter last year.

•	Operating cash flow of $56.4 million and free cash flow available to equity of $11.9 million. The free cash flow available to equity of $11.9 million is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•	Services gross margin increased to 25.1 percent from 18.5 percent in the same quarter last fiscal year and from 23.7 percent in the sequential quarter ended March 31, 2006.

•	Computer, communications and other equipment expense continued to decline as a percentage of revenue. This key performance metric fell to 21.7 percent versus 25 percent in the first quarter last fiscal year.

•	The repurchase of 576,000 shares of Acxiom stock through the Company’s stock buy-back program at a total cost of $13.9 million.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2006. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended June 30
	2006	2005	% Change
Revenue
Services	$261.9	$238.5	9.8%
Data	74.8	71.8	4.2

	$336.7	$310.3	8.5%
Total operating costs and expenses	300.4	295.3	1.7
Income from operations	36.3	15.0	142.5

Diluted earnings per share	$0.20	$0.07	185.7%

Revenues

Services revenue for the quarter ended June 30, 2006 was $261.9 million. This represents a 23.4 million increase or 9.8%. International services accounted for approximately $0.5 million of the increase and the remainder was attributable to the US segment. Revenue generated from the Digital Impact and InsightAmerica acquisitions accounted for $12.4 million of the increase. Additionally, prior year results included approximately $1.6 million of revenue related to the disposed Melville print operations. US operations excluding the impact of acquisitions and divestitures accounted for the remaining revenue increase of $12.1 million. Approximately $4.2 million of this improvement was related to the turn-around of a troubled client relationship from the quarter ended June 30, 2005. Excluding the impact of acquisitions and divestitures, growth rates from the traditional services line of business and from the IT management line of business were both approximately 5.7% in the quarter ended June 30, 2006.

Data revenue for the quarter ended June 30, 2006 was $74.8 million. This represents a $3.0 million increase or 4.2%. International data revenue was basically flat and, therefore, the growth for the quarter can be attributed to the US operations. Pass-through data revenue from the purchase of third-party data on behalf of a large client accounted for $1.7 million of the increase. (Pass-though data revenue is offset in cost of data, discussed below.) The remaining quarter-over-quarter increase was attributable to Acxiom’s US Infobase business which grew 5.0% when compared to the same quarter in the prior year.

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

The following table shows the Company’s revenue by business segment for each of the three-month periods reported (dollars in millions):

	For the quarter ended June 30
	2006	2005	% Change
US Services and Data	$291.4	$265.4	9.8%
International Services and Data	45.3	44.9	1.0

Total Revenue	$336.7	$310.3	8.5%

For the quarter ended June 30, 2006 US Services and Data revenue increased $26.0 million, or 9.8%, to $291.4 million compared to the same quarter a year ago. Net of acquisitions and divestitures discussed above, US Services and Data revenue increased $15.2 million or 5.9%.

Compared to the same quarter a year ago, International Services and Data revenue increased slightly (1.0%) to $45.3 million. Data revenue was flat in both Europe and Asia/Pacific. Services revenue was up slightly in Asia/ Pacific and Europe.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses in categories for each of the periods presented (dollars in millions):

	For the quarter ended June 30
	2006	2005	% Change
Salaries and benefits	$135.9	$126.3	7.6%
Computer, communications and other equipment	73.1	77.7	(5.8)
Data costs	43.4	41.8	3.7
Other operating costs and expenses	48.0	51.1	(6.3)
Gains, losses and other items, net	—	(1.6)	(100.0)

Total operating costs and expenses	$300.4	$295.3	1.7%

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended June 30
	2006	2005	% Change
Cost of revenue
Services	$196.1	$194.3	0.9%
Data	49.6	48.9	1.4

Total cost of revenue	$245.7	$243.2	1.0%
Selling, general and administrative	54.7	53.7	1.9
Gains, losses and other items, net	—	(1.6)	—

Total operating costs and expenses	$300.4	$295.3	1.7%

	For the quarter ended June 30
	2006	2005
Gross profit margin
Services	25.1%	18.5%
Data	33.7	31.9

Total gross profit margin	27.0%	21.6%

Operating profit margin	10.8%	4.8%

Cost of services revenue of $196.1 million represents an increase of $1.7 million compared to the same quarter a year ago. Gross margin for services revenue increased from 18.5% to 25.1%. This margin improvement can be attributed to the cost reduction program begun in the second quarter of the fiscal year ended March 31, 2006. Examples of specific actions impacting services revenue margins include: 1) sale of the Melville print operation, 2) closing of the Japan operation, 3) international margin improvement initiatives 4) reduction of consulting expenses for services installations, and 5) headcount reductions. It should be noted that the impact of cost savings is offset by the impact of acquired businesses. The impact of acquisitions on the increase in cost of services is approximately $8.1 million.

Cost of data revenue of $49.6 million represents an increase of $0.7 million compared to the same quarter a year ago. Data revenue gross margins increased from 31.9% a year ago to 33.7% in this quarter. Pass-though data revenue and the related cost of data revenue was $20.3 million for the current quarter compared to $18.6 million for the prior year’s first quarter. Excluding the pass-through data and related costs, data costs actually decreased $1.1 million and margins on non-pass through data increased to 46.3% from 43.0% a year ago. This margin improvement can also be attributed to the cost reduction program, specifically the disposition of the real property data compilation operation.

Selling, general, and administrative (SG&A) expenses were $54.7 million for the quarter ended June 30, 2006. This represents a $1.0 million increase over the prior year same quarter. As a percent of total revenue, these expenses are 16.3% compared to 17.3% a year ago. Again, much of the reduction can be attributed to the cost reduction program. Items impacting SG&A include headcount reductions, benefit plan cost improvements, and the expense reductions related to the sale of a Company-owned aircraft. The impact of acquisitions on the increase in SG&A expense is approximately $1.5 million which offset the cost reductions noted above.

During the quarter ended June 30, 2005, the Company terminated the lease on an airplane which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.6 million which is included in gains, losses, and other items, net.

Other Income (Expense)

Interest expense for the quarter ended June 30, 2006 is $7.8 million compared to $5.2 million a year ago. The increase of $2.6 million is due to a $63 million increase in the average line-of-credit balance between the two quarters as well as a rate increase of approximately 1.75%. Additional borrowings for capital leases and construction of the new Little Rock data center have also contributed to the increase in interest expense.

Other income decreased slightly to $0.6 million in the current quarter. Both in the current and prior year quarter, other income is composed primarily of interest income on notes receivable and investment income.

Income taxes

The effective tax rate for the fiscal quarter ended June 30, 2006 is 39% compared to 38% for the first quarter of the prior year. The difference is primarily due to the expiration of the research and experimentation credit effective December 31, 2005. If Congress reinstates this credit, the tax rate will be adjusted at that time to reflect the available tax credit.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at June 30, 2006 totaled a negative $33.1 million compared to a negative $41.1 million at March 31, 2006. Total current assets remained flat with a $3.3 million increase in trade accounts receivable offset by a decrease in cash and cash equivalents of $3.5 million. Current liabilities decreased $8.1 million due to decreases in deferred revenue of $11.6 million, payroll and other accruals of $6.7 million and accounts payable of $2.2 million offset by increases in income taxes payable of $4.9 million and current portion of long-term debt of $3.2 million. Dividends payable were recorded of $4.4 million since the dividend declared in May 2006 was not paid until July 2006.

Accounts receivable days sales outstanding (“DSO”) was 72 days at June 30, 2006 and was 68 days at March 31, 2006, and is calculated as follows (dollars in thousands):

	June 30, 2006	March 31, 2006
Numerator – trade accounts receivable, net	$264,933	$261,624
Denominator:
Quarter revenue	336,705	344,343
Number of days in quarter	91	90

Average daily revenue	$3,700	$3,826

Days sales outstanding	72	68

Net cash provided by operating activities declined 8%, to $56.4 million. Earnings and earnings before depreciation and amortization both grew, but changes in operating assets and liabilities were negative for the quarter. In particular, deferred revenue decreased, due primarily to decreases in deferred revenue from one large customer. Accounts payable and other liabilities also represented uses of cash, due to timing of payments.

Investing activities used $17 million in cash. This was primarily deferral of costs of $16.9 million and capitalization of software of $5.7 million, offset by the collection of cash from EMC of $5.0 million. Capital expenditures were very small for the quarter. However, as noted in the supplemental cash flow information, the Company acquired $19.4 million of property under capital leases, and $15.3 million of software licenses under financing arrangements. Payments under these arrangements will be reflected in future cash flows as payments of debt.

Cash flows from financing activities primarily reflect payments of debt, sales of stock under options, and repurchases of treasury stock. Payments of debt of $67.9 million include payments on the line of credit of $39.4 million, capital lease payments of $18.9 million, software license payments of $7.8 million, and other debt payments of $1.7 million. Financing activities also includes $1.1 million of tax benefits of stock options exercised. While this number is not very significant, it is worth noting since this line is new in the cash flow statement due to the Company’s adoption of SFAS 123R.

Free cash flow available to equity is not a generally accepted accounting principle (“GAAP”) financial measure. A “non-GAAP financial measure” is defined as a numerical measure of the Company’s financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s consolidated financial statements. Free cash flow available to equity, as defined by the Company, may not be comparable to similarly titled measures reported by other companies. Management of the Company has included free cash flow available to equity in this filing because it represents the amount of money available for the Company’s discretionary spending, after funding all required payments including scheduled debt payments, and it therefore provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes. The table below reconciles free cash flow available to equity to net cash provided by operating activities, the nearest comparable GAAP measure.

Previously the Company defined free cash flow as cash provided by operating activities less cash used by investing activities excluding the impact of investments in joint ventures and other business alliances and cash paid and/or received in acquisitions and dispositions. The definition of free cash flow is now revised to reflect free cash flow available to equity holders. As presented below, the new measure includes more components of cash flow, particularly required debt payments, which are all debt payments excluding payments on the line of credit.

The Company generated free cash flow available to equity of $11.9 million in the quarter ended June 30, 2006, and $5.2 million in the quarter ended June 30, 2005, as shown in the table below:

	For the quarter ended June 30
(dollars in thousands)	2006	2005
Net cash provided by operating activities	$56,350	$61,476
Plus:
Payments received from investments	783	721
Less:
Capitalized software development costs	(5,719)	(5,673)
Capital expenditures	(217)	(2,929)
Deferral of costs and data acquisition costs	(16,887)	(16,192)
Payments on capital leases and installment payment arrangements	(18,905)	(19,929)
Payments on software and data license liabilities	(7,847)	(10,938)
Other required debt payments	(1,711)	(1,357)

Sub-total	5,847	5,179
Plus:
Tax benefit of stock options and warrants	1,079	—

Sub-total	6,926	5,179
Plus:
Cash collected from sale of software	5,000	—

Free cash flow available to equity	$11,926	$5,179

On November 14, 2002, the Company announced a common stock repurchase program. From that date until June 30, 2006, the Company has repurchased 21.8 million shares of its common stock for an aggregate purchase price of $404.2 million (average price of $18.54 per share) under this repurchase program. During the quarter ended June 30, 2006, 0.6 million shares were repurchased for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the current and prior quarter, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the quarter ended June 30, 2006 was $12.0 million.

The Company intends to use its future cash flow to repay debt, to repurchase shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends, and for other general business purposes.

Credit and Debt Facilities

The Company had available credit lines of $500 million of which $241.7 million was outstanding at June 30, 2006. The Company’s debt-to-capital ratio, as calculated below, was 34% at June 30, 2006 compared to 35% at March 31, 2006 (dollars in thousands).

	June 30, 2006	March 31, 2006
Numerator - long-term obligations, net of current installments	$374,846	$376,415

Denominator:
Long-term obligations, net of current installments	374,846	376,415
Stockholders’ equity	720,553	706,177

	$1,095,399	$1,082,592

Debt-to-capital ratio	34%	35%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $96.7 million and $93.5 million at June 30, 2006 and March 31, 2006, respectively.

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

Under the terms of the agreement, the parties will work together to further develop the Base Technology. EMC paid the Company $20 million in December 2005, $5 million in April 2006, and $5 million in July 2006. The agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the agreement. The option price is $5 million at inception and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom will retain its perpetual license to the Base Technology and further developments of the Base Technology.

Payments received by Acxiom from EMC under the Agreement will offset previously capitalized software balances associated with development of the sold and licensed technology and amounts capitalized in the future to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow, but do contribute to free cash flow available to equity. The reduction in the capitalized balance will reduce future amortization expense.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $5.4 million at June 30, 2006. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $228.9 million, and as of June 30, 2006 the Company has a future commitment for lease payments of $17.6 million over the next five years.

During fiscal 2006, the Company terminated the lease for a second aircraft which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.6 million which is included in gains, losses and other items.

The Company has completed construction on an additional 30,000 square foot data center in Little Rock, Arkansas to be occupied in the second quarter of fiscal 2007. Total construction costs of this facility were approximately $18 million. In connection with certain of the Company’s other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at June 30, 2006 were $5.2 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility at both June 30, 2006 and March 31, 2006 were $4.0 million.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at June 30, 2006 (dollars in thousands). The column for 2007 represents the nine months ending March 31, 2007. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease and installment payment obligations	$50,568	$43,005	$14,607	$2,870	$1,728	$11,650	$124,428
Software and data license liabilities	24,210	19,963	10,075	1,111	—	—	55,359
Warrant liability	—	—	—	—	—	1,827	1,827
Other long-term debt	5,362	6,821	14,365	244,877	1,076	17,432	289,933

Total long-term obligations	80,140	69,789	39,047	248,858	2,804	30,909	471,547

Synthetic aircraft leases	699	931	931	931	698	—	4,190
Synthetic equipment and furniture leases	4,069	4,863	4,028	440	—	—	13,400

Total synthetic operating leases	4,768	5,794	4,959	1,371	698	—	17,590
Equipment operating leases	4,277	1,840	783	74	5	—	6,979
Building operating leases	14,399	15,292	13,235	10,981	8,227	52,254	114,388
Partnerships building leases	1,601	2,144	2,155	47	—	—	5,947
Related party aircraft lease	675	900	900	900	900	375	4,650

Total operating lease payments	25,720	25,970	22,032	13,373	9,830	52,629	149,554
Operating software license obligations	4,488	4,798	4,621	4,605	1,087	1,630	21,229

Total operating lease and software license obligations	30,208	30,768	26,653	17,978	10,917	54,259	170,783

Total contractual cash obligations	$110,348	$100,557	$65,700	$266,836	$13,721	$85,168	$642,330

	For the years ending March 31
	2007	2008	2009	2010	2011	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$—	$—	$—	$—	$—	$4,398	$4,398
Purchase commitments on synthetic equipment and furniture leases	—	1,862	1,755	1,137	—	—	4,754
Other purchase commitments	53,575	21,267	8,087	6,066	4,680	4,897	98,572

Total purchase commitments	$53,575	$23,129	$9,842	$7,203	$4,680	$9,295	$107,724

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director. The Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $3.0 million at June 30, 2006) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2006 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$2,768
Residual value guarantee on synthetic aircraft lease	2,639
Residual value guarantee on related party aircraft lease	2,995
Guarantees on certain partnership and other loans	5,174
Outstanding letters of credit	3,966

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $12.7 million as of June 30, 2006.

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

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at subsequent annual stockholders meetings. He resigned from the board effective February 28, 2006 at which time transactions with TransUnion were no longer considered related-party transactions. Acxiom recorded revenue from TransUnion of $27.8 million for the quarter ended June 30, 2005.

See note 15 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for additional information on certain relationships and related transactions.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2006 annual report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2006 annual report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments. The following paragraphs are intended to update that discussion only for the critical accounting policies or estimates which have materially changed since the date of the last annual report.

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At June 30, 2006, the Company believes that no impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year. The Company has completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2006. Accordingly, step two of the goodwill impairment test was not required for fiscal 2007. Changes in circumstances may require the Company to perform impairment testing on a more frequent basis. No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company’s goodwill balances are impaired.

In completing step one of the test and making the assessment that no potential impairment of the Company’s goodwill existed, management has made a number of estimates and assumptions. In particular, the growth in operating income and discount rates used by management in determining the fair value of each of the Company’s reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors. For the International segment, management has used growth rates ranging from minus 20% to a positive 65% for the first year, 5% to 15% for years two through five, and 3% to 5% thereafter. For the US segment, management has used growth rates of 20% to 30% for the first year, 5% to 15% for years two through five, and 3% to 5% thereafter.

Management has used a discount rate of 12 percent for both segments, representing an approximation of the Company’s weighted-average cost of capital, which resulted in an excess of fair value over the net assets of each of the Company’s reporting units. Assuming the same growth rates, a discount rate of greater than 14 percent would be necessary to indicate potential impairment of the International segment and a discount rate of greater than 26% would be necessary to indicate impairment of the US segment, resulting in the need to proceed to step two of the impairment test. Alternatively, assuming the 12 percent discount rate but assuming no growth for the US segment and only 7% for the International segment for the first five years and 3% growth thereafter would also not indicate impairment. Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142. However, should a determination be made that such aggregation of some or all of the Company’s reporting units is not appropriate, the results of step one of the goodwill impairment test could, in the future, indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

Share-Based Compensation Accounting – The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R”) which requires compensation cost related to stock options and other share-based payments be recognized in the financial statements. The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. During the fiscal year ended March 31, 2005, and prior to adoption of SFAS 123R, the Company accelerated vesting of substantially all unvested options. Remaining unvested share-based compensation granted prior to April 1, 2006, relates to options granted to outside directors which were not accelerated, options held by certain terminated associates that will be forfeited or cancelled with the passage of time, options issued as a result of the Digital Impact acquisition (see note 4) and restricted stock units granted during fiscal 2006. Therefore, the Company believes it will not be required to recognize significant compensation expense in future periods associated with share-based payments granted prior to adoption of SFAS 123R. (See note 3 – Share-based compensation.)

New Accounting Pronouncements

The Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”) in June, 2006. FIN 48 requires a company to use a more-likely-than-not standard in recognizing the benefit of a position taken in a tax return. FIN 48 will be effective for the Company beginning April 1, 2007. Any adjustment required by the implementation of FIN 48 will be reflected as an adjustment to the balance of retained earnings as a change in accounting principle. The Company has not yet assessed the impact of applying FIN 48 to its tax positions.

Recent Events

On August 5, 2006 the Company entered into an agreement with VA Partners, LLC, ValueAct Capital Master Fund, L.L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC. A copy of the agreement was filed as an exhibit on Form 8-K on August 7, 2006.

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

Such statements may include but are not necessarily limited to the following:

•	That the Company is continuing to experience continued improvement and momentum in financial performance;

•	that the Company expects continued focus on expense controls will lead to continued improvement in operating margins;

•	that the projected revenue, operating margin, return on assets and return on invested capital, operating cash flow and free cash flow, borrowings, dividends and other metrics will be within estimated ranges;

•	that the Company has identified categories of opportunity that provide upside to the ranges of financial projections;

•	that the estimations of revenue, earnings, cash flow, growth rates, restructuring charges and expense reductions will be within the estimated ranges; and

•	that the business pipeline and anticipated cost structure will allow the Company to continue to meet or exceed revenue, cash flow and other projections.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•	The possibility that we may incur expenses related to unsolicited proposals or other efforts by others to acquire or control the Company;

•	certain contracts may not be closed, or may not be closed within the anticipated time frames;

•	the possibility that due to issues attendant to the current proxy contest clients may attempt to reduce the amount of business they do with the Company;

•	the possibility that a significant disruption to the business of the Company may result from the current proxy contest;

•	the possibility that in the event that a change of control was sought that certain of the clients of the Company would invoke certain provisions in their contracts resulting in a decline in the revenue and profit of the company

•	the possibility that certain contracts may not generate the anticipated revenue or profitability;

•	the possibility that negative changes in economic or other conditions might lead to a reduction in demand for our products and services;

•	the possibility of an economic slowdown or that economic conditions in general will not be as expected;

•	the possibility that the historical seasonality of our business may change;

•	the possibility that significant customers may experience extreme, severe economic difficulty;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we won’t be able to properly motivate our sales force or other associates;

•	the possibility that we won’t be able to achieve cost reductions and avoid unanticipated costs;

•	the possibility that we won’t be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that we may be subjected to pricing pressure due to market conditions and/or competitive products and services;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that changes in accounting pronouncements may occur and may impact these projections;

•	the possibility that we won’t be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

•	the possibility that we may encounter difficulties when entering new markets or industries;

•	the possibility that there will be changes in the legislative, accounting, regulatory and consumer environments affecting our business, including but not limited to litigation, legislation, regulations and customs relating to our ability to collect, manage, aggregate and use data;

•	the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services;

•	the possibility that we may enter into short-term contracts which would affect the predictability of our revenues;

•	the possibility that the amount of ad hoc, volume-based and project work will not be as expected;

•	the possibility that we may experience a loss of data center capacity or interruption of telecommunication links or power sources;

•	the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;

•	the possibility that postal rates may increase, thereby leading to reduced volumes of business;

•	the possibility that our clients may cancel or modify their agreements with us;

•	the possibility that we will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;

•	the possibility that we experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers;

•	the possibility that the services of the United States Postal Service, their global counterparts and other delivery systems may be disrupted; and

•	the possibility that we may be affected by other competitive factors.

With respect to formulation of forward-looking statements, all of the above factors apply, along with the following assumptions:

•	That the U.S. and global economies will continue to improve at a moderate pace;

•	that global growth will continue to be strong and that globalization trends will continue to grow at an increasing pace;

•	that Acxiom’s computer, communications and other equipment expenses will continue to fall as a percentage of revenue;

•	that the Customer Information Infrastructure (CII) grid-based environment at Acxiom will continue to be implemented successfully over the next 3-4 years and that the new CII infrastructure will continue to provide increasing operational efficiencies;

•	that the acquisitions of companies operating primarily outside of the United States will be successfully integrated; and that significant efficiencies will be realized from this integration;

•	relating to operating cash flow and free cash flow available to equity, that sufficient operating and capital lease arrangements will continue to be available to the Company to provide for the financing of most of its computer equipment and that software suppliers will continue to provide financing arrangements for most of the software purchases;

•	relating to revolving credit line balance, that free cash flow available to equity will meet expectations and that the Company will use cash flow to pay down bank debt, buy back stock and fund dividends;

•	relating to annual dividends, that the board of directors will continue to approve quarterly dividends and will vote to increase dividends over time;

•	relating to diluted shares, that the Company will meet its cash flow expectations and that potential dilution created through the issuance of stock options and warrants will be mitigated by continued stock repurchases in accordance with the Company’s stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both June 30, 2006 and March 31, 2006, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not Applicable

(b) Not Applicable

(c) The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 – 4/30/06	—	—	—	$159,844,676
5/1/06 – 5/31/06	430,970	24.26	430,970	149,388,559
6/1/06 – 6/30/06	145,000	23.52	145,000	145,978,623

Total	575,970	24.07	575,970	$145,978,623

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

Acxiom Corporation

Dated: August 7, 2006

By:	/s/ Rodger S. Kline
(Signature)
Rodger S. Kline
Chief Finance and Administration Leader
(principal financial and accounting officer)