Form 10-Q
period 2006-09-30
ACXIOM CORP
filed 2006-11-08
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 3, 2006 was 77,667,260.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

September 30, 2006

Part I. Financial Information		Page No.
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of September 30, 2006 and March 31, 2006 (Unaudited)................................................................		3
Condensed Consolidated Statements of Operations
for the Three Months ended September 30, 2006 and 2005 (Unaudited).........................................		4
Condensed Consolidated Statements of Operations
for the Six Months ended September 30, 2006 and 2005 (Unaudited)...............................................		5
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
for the Six Months ended September 30, 2006 (Unaudited)................................................................		6
Condensed Consolidated Statements of Cash Flows
for the Six Months ended September 30, 2006 and 2005 (Unaudited)...............................................		7 – 8
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of presentation and summary of significant accounting policies..............................	9 – 10
2.	Earnings per share and stockholders’ equity..........................................................................	10 – 11
3.	Share-based compensation........................................................................................................	11 – 15
4.	Acquisitions and divestitures...................................................................................................	16 – 17
5.	Other current and noncurrent assets........................................................................................	18
6.	Goodwill........................................................................................................................................	19
7.	Long-term obligations................................................................................................................	19 – 20
8.	Allowance for doubtful accounts.............................................................................................	20
9.	Segment information...................................................................................................................	21
10.	Restructuring, impairment and other charges.........................................................................	21
11.	Commitments and contingencies..............................................................................................	22 – 23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.......		24 – 40
Item 3. Quantitative and Qualitative Disclosure about Market Risk...............................................................		41
Item 4. Controls and Procedures...........................................................................................................................		41
Part II. Other Information
Item 1. Legal Proceedings......................................................................................................................................		42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds............................................................		42 – 43
Item 4. Submissions of Matters to a Vote of Security Holders........................................................................		43
Signature.............................................................................................................................................................................		44

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2006	March 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 91,832	$ 7,705
Trade accounts receivable, net	265,685	261,624
Deferred income taxes	24,513	24,587
Other current assets	47,951	44,937
Total current assets	429,981	338,853
Property and equipment	698,037	662,948
Less – accumulated depreciation and amortization	371,937	329,177
Property and equipment, net	326,100	333,771
Software, net of accumulated amortization	39,392	45,509
Goodwill	477,885	472,401
Purchased software licenses, net of accumulated amortization	155,006	155,518
Unbilled and notes receivable, excluding current portions	21,014	19,139
Deferred costs, net of accumulated amortization	128,682	112,817
Data acquisition costs, net of accumulated amortization	35,103	40,828
Other assets, net	20,159	21,662
	$ 1,633,322	$ 1,540,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$ 98,028	$ 93,518
Trade accounts payable	44,304	44,144
Accrued expenses:
Payroll	31,929	32,139
Other	78,951	81,428
Deferred revenue	109,471	123,916
Income taxes	3,439	4,845
Total current liabilities	366,122	379,990
Long-term obligations:
Long-term debt and capital leases, net of current installments	697,051	353,692
Software and data licenses, net of current installments	26,036	22,723
Total long-term obligations	723,087	376,415
Deferred income taxes	77,560	77,916
Commitments and contingencies (note 11)
Stockholders' equity:
Common stock	11,050	10,946
Additional paid-in capital	696,828	677,026
Unearned share-based compensation	-	(1,941)
Retained earnings	440,994	410,278
Accumulated other comprehensive income	8,703	2,205
Treasury stock, at cost	(691,022)	(392,337)
Total stockholders' equity	466,553	706,177
	$ 1,633,322	$ 1,540,498
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2006	2005
Revenue:
Services	$ 266,099	$ 253,193
Data	82,220	77,330
Total revenue	348,319	330,523
Operating costs and expenses:
Cost of revenue
Services	201,384	191,883
Data	51,062	52,124
Total cost of revenue	252,446	244,007
Selling, general and administrative	54,008	54,902
Gains, losses and other items, net	-	12,799
Total operating costs and expenses	306,454	311,708
Income from operations	41,865	18,815
Other income (expense), net:
Interest expense	(8,950)	(7,416)
Other, net	2,685	1,050
Total other income (expense), net	(6,265)	(6,366)
Earnings before income taxes	35,600	12,449
Income taxes	13,884	5,300
Net earnings	$ 21,716	$ 7,149

Earnings per share:
Basic	$ 0.25	$ 0.08
Diluted	$ 0.25	$ 0.08

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2006	2005
Revenue:
Services	$ 527,991	$ 491,692
Data	157,033	149,102
Total revenue	685,024	640,794
Operating costs and expenses:
Cost of revenue
Services	397,457	386,232
Data	100,634	101,009
Total cost of revenue	498,091	487,241
Selling, general and administrative	108,753	108,602
Gains, losses and other items, net	-	11,162
Total operating costs and expenses	606,844	607,005
Income from operations	78,180	33,789
Other income (expense), net:
Interest expense	(16,719)	(12,578)
Other, net	3,332	1,941
Total other income (expense), net	(13,387)	(10,637)
Earnings before income taxes	64,793	23,152
Income taxes	25,269	9,364
Net earnings	$ 39,524	$ 13,788

Earnings per share:
Basic	$ 0.45	$ 0.15
Diluted	$ 0.44	$ 0.15

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

SIX MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

((Dollars in thousands)

Common Stock		Additional	Unearned			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	share-based compensation	Comprehensive income	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2006	109,458,152	$ 10,946	$ 677,026	$ (1,941)		$ 410,278	$ 2,205	(21,309,622)	$ (392,337)	$ 706,177
Employee stock awards, benefit plans and other issuances	1,039,269	104	17,865	-	$ -	-	-	(42,836)	(1,064)	16,905
Tax benefit of stock options and warrants exercised	-	-	2,844	-	-	-	-	-	-	2,844
Implementation of SFAS 123R (note 3)	-	-	(1,941)	1,941	-	-	-	-	-	-
Non-cash share-based compensation	-	-	1,144	-	-	-	-	-	-	1,144
Warrant exercise	-	-	(110)	-	-	-	-	7,668	110	-
Dividends	-	-	-	-	-	(8,808)	-	-	-	(8,808)
Acquisition of treasury stock (note 2)	-	-	-	-	-	-	-	(11,687,081)	(297,731)	(297,731)
Comprehensive income:
Foreign currency translation	-	-	-	-	6,421	-	6,421	-	-	6,421
Unrealized loss on marketable securities, net of tax	-	-	-	-	77	-	77	-	-	77
Net earnings	-	-	-	-	39,524	39,524	-	-	-	39,524
Total comprehensive income					$ 46,022
Balances at September 30, 2006	110,497,421	$ 11,050	$ 696,828	$ -		$ 440,994	$ 8,703	(33,031,871)	$ (691,022)	$ 466,553

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months ended September 30
	2006	2005
Cash flows from operating activities:
Net earnings	$ 39,524	$ 13,788
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	115,983	112,638
Gain on disposal or impairment of assets, net	(1,670)	(927)
Deferred income taxes	(422)	8,015
Non-cash share-based compensation expense	1,144	622
Changes in operating assets and liabilities:
Accounts receivable, net	(6,835)	(5,286)
Other assets	(1,390)	(15,160)
Accounts payable and other liabilities	(8,823)	(1,371)
Deferred revenue	(16,752)	(6,058)
Net cash provided by operating activities	120,759	1 06,261
Cash flows from investing activities:
Disposition of operations	-	1,529
Sale of assets	-	3,613
Payments received from investments	2,708	762
Capitalized software development costs	(12,645)	(11,482)
Capital expenditures	(3,477)	(5,954)
Cash collected from the sale and license of software	10,000	-
Deferral of costs and data acquisition costs	(33,446)	(34,895)
Net cash paid in acquisitions	-	(141,526)
Net cash used in investing activities	(36,860)	(187,953)
Cash flows from financing activities:
Proceeds from debt	650,269	391,289
Payments of debt	(367,925)	(90,776)
Dividends paid	(8,808)	(8,809)
Sale of common stock	16,905	21,551
Acquisition of treasury stock	(293,300)	(229,436)
Tax benefit of stock options and warrants exercised	2,844	-
Net cash provided by (used in) financing activities	(15)	83,819
Effect of exchange rate changes on cash	243	(350)
Net increase in cash and cash equivalents	84,127	1,777
Cash and cash equivalents at beginning of period	7,705	4,185
Cash and cash equivalents at end of period	$ 91,832	$ 5,962

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Six Months ended September 30
	2006	2005
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 16,562	$ 10,473
Income taxes	22,831	(1,446)
Payments on capital leases and installment payment arrangements	40,856	35,895
Payments on software and data license liabilities	15,151	16,266
Other debt payments, excluding line of credit	3,515	3,791
Noncash investing and financing activities:
Issuance of options for acquisitions	-	7,541
Enterprise software licenses acquired under software obligation	15,266	8,380
Acquisition of property and equipment under capital leases and installment payment arrangements	34,027	55,573
Construction and other financing	13,656	6,798
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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof. A discussion of the Company’s significant accounting principles and the application thereof is included in note 1 to the consolidated financial statements for the year ended March 31, 2006 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2006 Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior year’s net earnings as previously reported.

Accounting change

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires compensation cost related to stock options and other share-based payments be recognized in the financial statements. The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. During the fiscal year ended March 31, 2005, and prior to adoption of SFAS 123R, the Company accelerated vesting of substantially all unvested options. Remaining unvested share-based compensation granted prior to April 1, 2006 relates to options granted to outside directors which were not accelerated, options held by certain terminated associates that will be forfeited or cancelled with the passage of time, options issued as a result of the DI acquisition (see note 4), and restricted stock units granted during fiscal 2006.

New accounting pronouncements

The FASB issued Interpretation No. 48 (“FIN 48”) in June, 2006. FIN 48 requires a company to use a more-likely-than-not standard in recognizing the benefit of a position taken in a tax return. FIN 48 will be effective for the Company beginning April 1, 2007. Any adjustment required by the implementation of FIN 48 will be reflected as an adjustment to the balance of retained earnings as a change in accounting principle. The Company has not yet assessed the impact of applying FIN 48 to its tax positions.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS 157 will be effective for Acxiom as of April 1, 2008 and will be applied prospectively. Management does not believe implementation of this standard will have a significant impact on the Company, except for requiring expanded disclosures.

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) in September 2006. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires the funded status of the plan to be measured at the date of the year-end balance sheet. SFAS 158 will be effective for Acxiom as of March 31, 2007. Acxiom only has two small defined-benefit pension plans covering certain European employees. If SFAS 158 had been applied at March 31, 2006, the Company would have been required to record an additional liability of $0.5 million with an offset to other comprehensive income. Management cannot yet estimate the entry required at March 31, 2007, but it is not expected to be materially different. The Company already measures the funded status of its plans as of the year-end balance sheet date.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 generally requires registrants to evaluate the materiality of errors in financial statements using both the “rollover” method and the “iron curtain” method which are methods of evaluating errors originating in a prior year on the current-year financial statements. SAB 108 provides that if initial application requires the registrant to restate prior-year financial statements, the registrant may reflect the changes to years ending before November 15, 2006 using a cumulative-effect adjustment rather than restating prior years. Management does not expect implementation of SAB 108 to require any restatement or cumulative-effect adjustment to prior years.

2.	EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2006	2005	2006	2005
Basic earnings per share:
Numerator – net earnings	$ 21,716	$ 7,149	$ 39,524	$ 13,788
Denominator – weighted-average shares outstanding	86,000	86,998	87,078	89,021
Basic earnings per share	$ 0.25	$ 0.08	$ 0.45	$ 0.15
Diluted earnings per share:
Numerator – net earnings	$ 21,716	$ 7,149	$ 39,524	$ 13,788

Denominator:
Weighted-average shares outstanding	86,000	86,998	87,078	89,021
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,203	2,599	2,235	2,676
	88,203	89,597	89,313	91,697
Diluted earnings per share	$ 0.25	$ 0.08	$ 0.44	$ 0.15

The full impact of the Dutch Auction Self Tender, discussed below in Stockholders’ Equity, is not yet reflected in weighted average shares since the share purchase closed late in the quarter ended September 30, 2006.

At September 30, 2006, the Company had options and warrants outstanding providing for the purchase of approximately 13.7 million shares of common stock. Options and warrants that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2006	2005	2006	2005
Number of shares outstanding under options and warrants	3,368	8,042	3,381	8,129
Range of exercise prices	$24.50- $268.55	$19.96- $268.55	$24.52- $268.55	$19.58- $268.55

In addition to options and warrants, the Company had 0.3 million restricted stock units outstanding at September 30, 2006, of which 0.2 million were anti-dilutive and were not included in the computation of diluted earnings per share. The remaining restricted stock units were included in the computation of diluted earnings per share.

Stockholders’ Equity

The Company repurchased 11.1 million of its common shares for approximately $283.9 million through a Dutch Auction Self Tender (“DAST”) which closed on September 12, 2006. Cash paid for repurchases was $277.9 million which differs from the aggregate purchase price due to payment after September 30, 2006 of expenses related to the transaction. Borrowings under the new credit facility which closed September 15, 2006 (see note 7) were used to fund the DAST and retire existing debt.

During the six months ended September 30, 2006, 0.6 million shares were also repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases of $15.4 million differs from the aggregate purchase price due to a trade at the end of the prior reporting period, which was settled shortly after the end of the period. At September 30, 2006, the maximum dollar value of shares that may yet be purchased under the program is $146.0 million.

The Company paid dividends on its common stock in the amount of $0.10 per share in each of the six months ended September 30, 2006 and September 30, 2005, respectively.

3.	SHARE-BASED COMPENSATION:

New Accounting Pronouncement

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R as originally issued required adoption by the Company in the second quarter of fiscal 2006. Subsequent to issuance of the statement, the effective date was delayed until the beginning of the next fiscal year, which began April 1, 2006.

SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award. Prior to April 1, 2006 the Company accounted for its stock options under the provisions of Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost had been historically recognized by the Company for any of its stock options except for certain in-the-money stock options issued as a result of the DI acquisition (see note 4). SFAS 123R supersedes Opinion No. 25 and eliminates the use of the intrinsic value method previously used by the Company.

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

Share-based Compensation Plans

Options and Equity Compensation

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of September 30, 2006.

The Company has reserved 30.1 million shares of the Company’s common stock for awards pursuant to the Company’s share-based plans of which approximately 1.3 million shares were available for grant at September 30, 2006.

The Company’s 2005 Equity Compensation Plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in applicable grant documents. While restricted stock and/or restricted stock units will likely be the primary LTI vehicle going forward, some stock options may be granted for recruiting and/or retention purposes. The compensation committee of the board of directors will continue to take external market and regulatory developments into consideration when determining the Company’s LTI practices and may further update its guidelines so as to better align share-based compensation with the Company’s business strategies and with stockholder interests.

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

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at September 30, 2006 was approximately 1.9 million. Approximately 89,000 shares were purchased under the ESPP during the six months ended September 30, 2006. The total expense to the Company in the six months ended September 30, 2006 for the discount to the market price was approximately $0.3 million.

Pro-forma Earnings Per Share

Prior to April 1, 2006, the Company accounted for its stock options under the intrinsic value provisions of APB 25. As a result of the acquisition of DI (note 4) in fiscal 2006, the Company issued options to DI associates that are in-the-money, resulting in compensation cost under APB 25. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS 123 prior to its revision, the Company’s consolidated net earnings would have been reduced to the following unaudited pro forma amounts for the following periods (in thousands, except per share amounts):

	For the quarter ended September 30, 2005	For the six months ended September 30, 2005
Net earnings, as reported	$ 7,149	$ 13,788
Plus: share-based employee compensation expense included in determination of net income, net of income tax benefit	201	386
Less: share-based employee compensation expense under fair value based method, net of income tax benefit	(508)	(998)
Pro forma net earnings	$ 6,842	$ 13,176
Earnings per share:
Basic – as reported	$ 0.08	$ 0.15
Basic – pro forma	$ 0.08	$ 0.15
Diluted – as reported	$ 0.08	$ 0.15
Diluted – pro forma	$ 0.08	$ 0.14

Stock Option Activity

There were no stock options granted in the six months ended September 30, 2006. The per-share weighted-average fair value of stock options granted during the six months ended September 30, 2005 was $3.54 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.1%; risk-free interest rate of 3.8%; expected option life of 3 years and expected volatility of 23%.

Total expense related to stock options for the six months ended September 30, 2006 was approximately $0.5 million. Future expense for these options is expected to be approximately $1.6 million over the next three years.

Option activity for the six months ended September 30, 2006 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2006	13,058,191	$ 20.91
Exercised	(776,195)	$ 15.55		$ 7,070
Forfeited or cancelled	(37,537)	$ 29.98
Outstanding at September 30, 2006	12,244,459	$ 21.19	8.89	$ 42,479
Exercisable at September 30, 2006	12,060,660	$ 21.36	8.90	$ 39,748

Non-vested stock options as of March 31, 2006 and changes during the six-month period ended September 30, 2006 were as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2006	268,810	$ 9.88
Vested	(57,175)	$ 9.08
Forfeited or cancelled	(27,836)	$ 12.01
Outstanding at September 30, 2006	183,799	$ 9.80	8.01	$ 2,731

The aggregate intrinsic value at the period end in the tables above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2007 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on September 30, 2006. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2006:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	249,099	7.29 years	$ 6.34	127,942	$ 5.69
$ 10.17 - $ 14.68	2,219,540	9.62 years	$ 12.28	2,178,699	$ 12.26
$ 15.00 - $ 19.82	2,977,921	8.78 years	$ 16.58	2,960,262	$ 16.57
$ 20.12 - $ 24.53	3,963,263	9.51 years	$ 22.82	3,959,121	$ 22.82
$ 25.43 - $ 29.30	1,587,560	7.89 years	$ 26.68	1,587,560	$ 26.68
$ 30.93 - $ 39.12	907,951	7.40 years	$ 35.70	907,951	$ 35.70
$ 40.50 - $ 75.55	333,176	7.70 years	$ 44.76	333,176	$ 44.76
$168.61 - $268.55	5,949	3.41 years	$ 197.60	5,949	$ 197.60
	12,244,459	8.89 years	$ 21.19	12,060,660	$ 21.36

Restricted Stock Unit Activity

Non-vested restricted stock units as of March 31, 2006 and changes during the six months ended September 30, 2006 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2006	75,000	$ 20.87	3.09
Granted	228,250	$ 24.56	3.95
Outstanding at September 30, 2006	303,250	$ 23.65	3.73

During fiscal 2006, the Company issued restricted stock units covering 75,000 shares of common stock with a value at the date of grant of $1.6 million. During the six months ending September 30, 2006 the Company issued restricted stock units covering 228,250 shares of common stock with a value at the date of grant of $5.6 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock in the six months ended September 30, 2006 was $0.3 million. Future expense for these restricted stock units is expected to be approximately $6.4 million over the next four years.

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

The following table shows the allocation of IA and DI purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	IA	DI
Assets acquired:
Cash	$ 541	$ 27,025
Goodwill	29,085	101,360
Other intangible assets	7,000	20,800
Other current and noncurrent assets	6,716	14,390
	43,342	163,575
Accounts payable, accrued expenses and capital leases assumed	5,850	17,317
Net assets acquired	37,492	146,258
Less:
Cash acquired	541	27,025
Issuance of vested stock options	-	7,541
Payments to be made for restricted stock	-	4,768
Net cash paid	$ 36,951	$ 106,924

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. None of the amounts allocated to goodwill or other intangible assets are deductible for tax purposes.

As a result of the DI acquisition and the Claritas Europe and Consodata acquisitions in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments and payments related to these accruals during the six months ended September 30, 2006. Any future adjustments to these plans may result in future expense or in a decrease to the goodwill recorded for the acquisitions.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2006	$ 1,161	$ 4,879	$ 1,283	$ 7,323
Payments	(454)	(2,681)	(63)	(3,198)
Change in foreign currency translation adjustment	24	176	63	263
Balance at September 30, 2006	$ 731	$ 2,374	$ 1,283	$ 4,388

The associate-related reserves are expected to be paid during the current fiscal year. The remaining items will be paid over approximately the next two years, through April 2008.

Gains, Losses and Other Items

Gains, losses and other items for the periods presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2006	2005	2006	2005
Losses on divestitures	$ -	$ 2,478	$ -	$ 2,478
Restructuring charges and adjustments (note 10)	-	13,019	-	13,019
Leased airplane disposal	-	89	-	(1,548)
Gain on sale of building	-	(2,787)	-	(2,787)
	$ -	$ 12,799	$ -	$ 11,162

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $8.6 million and $8.2 million at September 30, 2006 and March 31, 2006, respectively. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	September 30, 2006	March 31, 2006
Note receivable from DMI, net of future credits of $0.5 million at September 30, 2006 and $0.7 million at March 31, 2006	$ 1,956	$ 1,988
Notes receivable from other divestitures	3,525	4,005
Notes receivable from divestitures	5,481	5,993
Less current portion	809	683
Long-term portion	4,672	5,310
Unbilled and notes receivable arising from operations	24,116	21,387
Less current portion	7,774	7,558
Long-term portion	16,342	13,829
Unbilled and notes receivable, excluding current portions	$ 21,014	$ 19,139

Other current assets consist of the following (dollars in thousands):

	September 30, 2006	March 31, 2006
Current portion of unbilled and notes receivable	$ 8,583	$ 8,241
Prepaid expenses	19,623	20,896
Non-trade receivables	4,447	1,143
Other miscellaneous assets	15,298	14,657
Other current assets	$ 47,951	$ 44,937

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2006	March 31, 2006
Investments in marketable and nonmarketable securities	$ 4,170	$ 4,949
Acquired intangible assets, net	12,396	13,849
Other miscellaneous noncurrent assets	3,593	2,864
Other assets	$ 20,159	$ 21,662

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

During the quarter ended September 30, 2006, the Company recorded a gain on sale of an investment of $1.6 million which is included in Other, net in the accompanying condensed consolidated statement of operations.

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

The carrying amount of goodwill, by business segment, as of March 31, 2006 and September 30, 2006 is presented in the following table.

(dollars in thousands)	US Services and Data	International Services and Data	Total
Balance at March 31, 2006	$ 344,877	$ 127,524	$ 472,401
Purchase adjustments	458	-	458
Change in foreign currency translation adjustment	-	5,026	5,026
Balance at September 30, 2006	$ 345,335	$ 132,550	$ 477,885

7.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	September 30, 2006	March 31, 2006
Term loan credit agreement	$ 600,000	$ -
Revolving credit agreement	-	252,272
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	118,672	123,907
Warrants	1,830	1,911
Other debt and long-term liabilities	52,558	43,903
Total long-term debt and capital leases	773,060	421,993
Less current installments	76,009	68,301
Long-term debt, excluding current installments	$ 697,051	$ 353,692

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 4% to 8%	$ 48,055	$ 47,940
Less current installments	22,019	25,217
License liabilities, excluding current installments	$ 26,036	$ 22,723

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $120 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

On September 15, 2006, the Company borrowed the entire amount of the term loan. Term loan proceeds were used to purchase shares of the Company’s common stock pursuant to the terms of its “Dutch auction” self-tender offer for approximately $278 million (see note 2), to pay certain fees of approximately $6.4 million related to entering into the credit agreement and to pay off an existing revolving loan of approximately $267 million. The remainder of the term loan proceeds will be used to retire additional debt or for general corporate purposes.

Revolving credit facility borrowings of $252.3 million at March 31, 2006 bore interest at LIBOR plus 1.25% or at an alternative base rate or at the federal funds rate plus 2.0%, depending upon the type of borrowing. Weighted average interest rates on March 31, 2006 borrowings under the revolving credit facility were 5.72%. Outstanding letters of credit at March 31, 2006 were $4.0 million. This credit facility was superseded by the credit agreement discussed above.

Revolving credit facility borrowings under the new facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at September 30, 2006. The interest rate on term loan borrowings outstanding at September 30, 2006 was 7.1%. Outstanding letters of credit at September 30, 2006 were $3.0 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At September 30, 2006, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the credit agreement limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances). The Company is currently not under any dividend limitation.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $8.1 million and $8.5 million at September 30, 2006 and March 31, 2006, respectively.

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

Substantially all of the nonrecurring and impairment charges incurred by the Company have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2006	2005	2006	2005
Revenue:
US Services and Data	$ 300,204	$ 286,326	$ 591,623	$ 551,760
International Services and Data	48,115	44,197	93,401	89,034
Total revenue	$ 348,319	$ 330,523	$ 685,024	$ 640,794

Income from operations:
US Services and Data	$ 40,090	$ 32,646	$ 76,040	$ 47,363
International Services and Data	1,775	(1,032)	2,140	(2,412)
Corporate and other	-	(12,799)	-	(11,162)
Income from operations	$ 41,865	$ 18,815	$ 78,180	$ 33,789

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table shows the balances that were accrued for restructuring plans as well as the changes in those balances during the six months ended September 30, 2006 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2006	$ 1,207	$ 1,743	$ 259	$ 3,209
Payments	(403)	(117)	-	(520)
Balance at September 30, 2006	$ 804	$ 1,626	$ 259	$ 2,689

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above shows the portion of the above charges which are yet to be paid as of September 30, 2006 (dollars in thousands). The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Charles Morgan, et al. (Pulaski County, Arkansas, Circuit Court, CV-05-8498). This suit was filed June 23, 2005 against Charles Morgan and members of the Acxiom Board of Directors alleging that the board breached its fiduciary duty to Acxiom and its shareholders by failing to consider in good faith two acquisition proposals made by ValueAct Capital, in an attempt to entrench themselves as managers and directors of Acxiom. Among other things, the plaintiff sought an order compelling the board to consider ValueAct’s offer in good faith and an award of attorneys’ fees. Acxiom’s August 2006 settlement of a proxy contest with ValueAct obviated the relief sought by the plaintiffs, and on September 11, 2006, the court dismissed the case.

April Bell v. Acxiom Corporation (U.S. District Court, E.D., Arkansas, 4-06-CV-0485) is a putative class action lawsuit filed April 17, 2006. It alleged that Acxiom had a duty to notify consumers of the security breach incidents that occurred in 2003. Among other things, the complaint sought an order requiring Acxiom to notify all class members in writing of the times their private information was breached, how it was breached, by whom, and what action Acxiom had taken to prevent further breaches of security. The plaintiff also sought an order requiring Acxiom to remove the class members’ private information from its computer systems and enjoining Acxiom from obtaining such private information from the class in the future. The complaint also sought compensatory and punitive damages, and attorneys’ fees. On October 3, 2006, the court granted Acxiom’s motion to dismiss the lawsuit, holding that the plaintiff did not have standing to bring the case.

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May, 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom will defend the case vigorously in that it believes it has acted in conformity with the applicable law.

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

Commitments

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft. These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease. During the quarter ended June 30, 2005, the Company terminated one of two aircraft leases and the lessor sold the aircraft. Under the terms of the lease the Company was entitled to the proceeds of the sale, net of the payoff value of the lease. As a result of the lease termination the Company received net proceeds of $1.5 million which is recorded in gains, losses and other items.

The total amount drawn under these synthetic operating lease facilities since inception was $235.7 million and the Company has a future commitment for lease payments of $22.1 million over the next five years. In the event the Company elects to return the leased assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the leased assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the leased assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $6.2 million at September 30, 2006.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $2.9 million at September 30, 2006.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At September 30, 2006 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.2 million.

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

Highlights of the quarter ended September 30, 2006 are identified below.

•	Revenue of $348.3 million, up 5.4 percent from $330.5 million in the second fiscal quarter a year ago.
•	Income from operations of $41.9 million, a 122.5 percent increase compared to $18.8 million in the second fiscal quarter last year.
•	Pre-tax earnings of $35.6 million, up 186.0 percent from $12.4 million in the second quarter of fiscal 2006.
•	Diluted earnings per share of $0.25, a 212.5 percent increase compared to $0.08 in the second fiscal quarter last year.
•

Operating cash flow of $64.4 million and free cash flow available to equity of $15.3 million. The free cash flow available to equity of $15.3 million is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•	Gross margin increased to 27.5 percent from 26.2 percent in the same quarter last fiscal year.
•

Computer, communications and other equipment expense continued to decline as a percentage of revenue. This key performance metric fell to 20.9 percent versus 23.1 percent in the second quarter last fiscal year.

•	The repurchase of 11.1 million shares of Acxiom stock through a Dutch Auction Self Tender for an aggregate purchase price of $283.9 million.
•	Credit agreement restructuring including repayment of existing borrowings and a new long-term loan of $600 million.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2006. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or the six months ended September 30, 2006. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2006	2005	% Change	2006	2005	% Change
Revenue
Services	$ 266.1	$ 253.2	5.1%	$ 528.0	$ 491.7	7.4%
Data	82.2	77.3	6.3	157.0	149.1	5.3
	$ 348.3	$ 330.5	5.4%	$ 685.0	$ 640.8	6.9%
Total operating costs and expenses	306.4	311.7	(1.7)	606.8	607.0	(0.0)
Income from operations	41.9	18.8	122.5	78.2	33.8	131.4
Diluted earnings per share	0.25	0.08	212.5%	0.44	0.15	193.3%

Revenues

Services revenue for the quarter ended September 30, 2006 was $266.1 million, increasing $12.9 million or 5.1 % over the quarter ended September 30, 2005. International services accounted for approximately $1.2 million of the increase and the remaining $11.7 million was attributable to services within the US segment. The acquisition of InsightAmerica contributed $2.9 million of the $11.7 million with other US operations accounting for the remaining $8.8 million increase. US traditional services line of business and US IT management line of business contributed $5.8 million and $3.0 million, respectively of the $8.8 million other US services revenue increase. The traditional services increase was negatively impacted by a reduction in the financial services industry, the Company’s largest industry, which was down approximately 1% for the quarter ended September 30, 2006 compared to the same quarter in the prior year. The prior-year quarter included revenue generated due to merger-related activity by two of the Company’s large financial services clients.

Data revenue for the quarter ended September 30, 2006 was $82.2 million, increasing $4.9 million or 6.3% compared to the same quarter a year ago. International data revenue represented $2.7 million of this increase. This represents a 10.7% increase quarter over quarter for the International operations and can be attributed to strong results in the UK operation and a positive exchange rate impact which accounted for approximately $1.2 million of the International data revenue increase. Approximately $2.6 million of the quarter-over-quarter increase was attributable to an 8.3% increase in the Company’s US InfoBase business line, which was offset by reductions in real estate data revenue.

Services revenue for the six months ended September 30, 2006 was $528.0 million. This represents an increase of $36.3 million or 7.4% compared to the six months ended September 30, 2005. International services accounted for approximately $1.7 million of the increase and the remainder was attributable to the US segment. US segment revenue increased $34.6 million including $14.2 million generated from the acquisitions of Digital Impact and InsightAmerica offset by a reduction of $1.6 million related to the disposed Melville print operations. US traditional services line of business and US IT management line of business contributed $14.0 million and $8.0 million, respectively of the remaining $22.0 million increase in US services revenue. The US traditional services line of business was impacted by a relatively flat financial services industry, the Company’s largest industry, during the six months ended September 30, 2006 compared to the six months ended September 30, 2005. US financial services revenue for the six-month period ended September 30, 2006 was impacted by merger-related activity as previously discussed. Growth in the retail, automotive, investment brokerage and media and publishing industries contributed $3.0 million, $6.7 million, $1.6 million and $1.4 million, respectively of the $14.0 million increase in US traditional services line compared to the prior year.

Data revenue for the six months ended September 30, 2006 was $157.0 million increasing $7.9 million or 5.3% compared to the same period in the prior year. International data revenue increased $2.6 million or 5.2% due to strong results in the UK operation and a positive exchange rate impact of approximately $1.3 million. Pass-through data revenue from the purchase of third-party data on behalf of a large client accounted for $2.1 million of the increase (pass-through data revenue is offset in cost of data, discussed below.) The remaining year-over-year increase of $4.0 million was attributable to a 6.8% growth in the Company’s US InfoBase business line, offset by reductions in real restate data revenue.

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

The following table shows the Company’s revenue by business segment for each of the periods reported (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2006	2005	% Change	2006	2005	% Change
US Services and Data	$ 300.2	$ 286.3	4.9%	$ 591.6	$ 551.8	7.2%
International Services and Data	48.1	44.2	8.9	93.4	89.0	4.9
Total Revenue	$ 348.3	$ 330.5	5.4%	$ 685.0	$ 640.8	6.9%

US Services and Data segment revenue for the quarter ended September 30, 2006 increased $13.9 million or 4.9% over the quarter ended September 30, 2005 to $300.2 million. The InsightAmerica acquisition contributed $2.9 million of the increase. Excluding the acquisition, US Services and Data revenue increased $11.0 million or 3.9% and reflects increases of $7.3 million from clients in the retail, media and publishing, automotive, and investment brokerage industries. Approximately $3.0 million of the increase was attributable to a 3.5% growth in IT Management revenue.

US Services and Data segment revenue for the six months ended September 30, 2006 increased $39.9 million or 7.2% over the six months ended September 30, 2005. The Digital Impact and InsightAmerica acquisitions contributed $14.2 million of the increase, offset by the decrease of $1.6 million related to the Melville print divestiture. Excluding these items, US Services and Data revenue increased $27.3 million or 5.1%. This increase reflects increases of $14.5 million from clients in the retail, media and publishing, automotive, and investment brokerage industries as well as a $8.0 million increase in IT Management revenue.

International Services and Data segment revenue for the quarter ended September 30, 2006 increased $3.9 million or 8.9% to $48.1 million in the same quarter in the prior year. Data revenue growth was attributable to both Europe ($2.4 million) and Asia/Pacific ($0.3 million) operations. Approximately $2.1 million of the growth was due to exchange rate fluctuations. Excluding exchange rate fluctuations, growth would have been approximately 4.1%.

International Services and Data segment revenue for the six months ended September 30, 2006 increased $4.4 million or 4.9% when compared to the six months ended September 30, 2005. Most of the Data growth is attributable to Europe operations which increased $2.3 million. Approximately half of the growth can also be attributed to positive exchange rate fluctuations.

Operating Costs and Expenses

The following tables present the Company’s operating costs and expenses in categories for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2006	2005	% Change	2006	2005	% Change
Salaries and benefits	$ 139.5	$ 127.3	9.6%	$ 275.4	$ 253.6	8.6%
Computer, communications and other equipment	72.7	76.2	(4.7)	145.8	153.9	(5.3)
Data costs	44.2	44.8	(1.2)	87.6	86.6	1.1
Other operating costs and expenses	50.0	50.6	(1.1)	98.0	101.7	(3.7)
Gains, losses and other items, net	-	12.8	(100.0)	-	11.2	(100.0)
Total operating costs and expenses	$ 306.4	$ 311.7	(1.7)%	$ 606.8	$ 607.0	(0.0)%

	For the quarter ended September 30			For the six months ended September 30
	2006	2005	% Change	2006	2005	% Change
Cost of revenue
Services	$ 201.4	$ 191.9	5.0%	$ 397.5	$ 386.2	2.9%
Data	51.0	52.1	(2.0)	100.6	101.0	(0.4)
Total cost of revenue	$ 252.4	$ 244.0	3.5%	$ 498.1	$ 487.2	2.2%
Selling, general and administrative	54.0	54.9	(1.6)	108.7	108.6	0.1
Gains, losses and other items, net	-	12.8	(100.0)	-	11.2	(100.0)
Total operating costs and expenses	$ 306.4	$ 311.7	(1.7)%	$ 606.8	$ 607.0	(0.0)%

	For the quarter ended September 30		For the six months ended September 30
	2006	2005	2006	2005
Gross profit margin
Services	24.3%	24.2%	24.7%	21.4%
Data	37.9	32.6	35.9	32.3
Total gross profit margin	27.5%	26.2%	27.3%	24.0%
Operating profit margin	12.0%	5.7%	11.4%	5.3%

Cost of services revenue was $201.4 million for the quarter ended September 30, 2006 and represents an increase of $9.5 million or 5.0% compared to the same quarter a year ago. Gross margin for services revenue increased slightly from 24.2% to 24.3%. Gross margin improvement gains from the cost reduction program begun in the second quarter of the fiscal year ended March 31, 2006 were offset by the impact of revenue reductions discussed above and expansion of digital and risk mitigation lines of business. Additionally cost increases in International operations are partially the result of exchange rate fluctuations. Examples of specific actions impacting services revenue margins include: 1) sale of the Melville print operation, 2) closing of the Japan operation, 3) international margin improvement initiatives, 4) reduction of consulting expenses for services installations, and 5) headcount reductions.

Cost of data revenue was $51.0 million for the quarter ended September 30, 2006 and represents a decrease of $1.1 million compared to the same quarter a year ago. Data revenue gross margins increased from 32.6% a year ago to 37.9% in this quarter. Pass-through data revenue and the related cost of data revenue was $19.6 million for the current quarter compared to $19.1 million for the prior year’s second quarter. Excluding the pass-through data and related costs, data costs actually decreased $1.5 million and margins on non-pass through data increased to 49.7% from 43.3% a year ago. This margin improvement can also be attributed to the cost reduction program, specifically the disposition of the real property data compilation operation.

Cost of services revenue was $397.5 million for the six-month period ended September 30, 2006 and represents an increase of $11.2 million or 2.9% compared to the same period a year ago. Gross margin for services revenue increased from 21.4% to 24.7%. Gross margin improvement gains from the cost reduction program discussed above have been partially offset by the impact of revenue reductions discussed above as well as expansion of digital and risk mitigation lines of business. Additionally cost increases in International operations are partially the result of exchange rate fluctuations.

Cost of data revenue of $100.6 million for the six-month period ended September 30, 2006 is flat when compared to the same period a year ago. Data revenue gross margins increased from 32.3% a year ago to 35.9% in this six-month period. Pass-through data revenue and the related cost of data revenue was $39.9 million for the six month period ended September 30, 2006 compared to $37.7 million for the same period last year. Excluding the pass-through data and related costs, data costs decreased $2.5 million and margins on non-pass through data increased to 48.1% from 43.2% a year ago. Again, this margin improvement can be attributed to the cost reduction program, specifically the disposition of the real property data compilation operation.

Selling, general, and administrative (“SG&A”) expenses were $54.0 million for the quarter ended September 30, 2006. This represents a $0.9 million decrease from the prior-year same quarter. Prior-year cost included $3.0 million of unusual charges primarily related to legal and other costs associated with representation of the Company related to activities by ValueAct Capital. As a percent of total revenue, SG&A expenses are 15.5% compared to 16.6% a year ago. The unusual charges in the prior year account for 90 basis points of this 110 basis point reduction. In addition to the unusual charges, when comparing SG&A expenses to the prior year, additional expense reduction can be attributed to the cost reduction program. Items impacting SG&A include headcount reductions, benefit plan cost improvements, and the expense reductions related to the sale of a Company-owned aircraft.

Selling, general, and administrative expenses were $108.7 million for the six-month period ended September 30, 2006. These costs are flat compared to the same period a year ago. As discussed above prior year cost included $3.0 million of unusual charges primarily related to legal and other costs, associated with representation of the Company related to activities by ValueAct Capital. As a percent of total revenue, SG&A expenses are 15.9% compared to 16.9% a year ago. The unusual charges in the prior year account for 40 basis points of the 100 basis point reduction. In addition to the unusual charges, when comparing SG&A expenses to the prior year additional expense reduction can be attributed to the cost reduction program. Items impacting SG&A include headcount reductions, benefit plan cost improvements, and the expense reductions related to the sale of a Company-owned aircraft.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges (see note 10 to the condensed consolidated financial statements). The charges included $6.8 million in severance and other associate-related reserves for payments to be made to involuntarily terminated associates; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

During the quarter ended June 30, 2005, the Company terminated the lease on an airplane which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.6 million which is included in gains, losses, and other items, net. During the quarter ended September 30, 2005, the gain on this transaction was adjusted by $0.1 million to $1.5 million due to additional costs related to the disposal.

During the quarter ended September 30, 2005 the Company sold its lettershop operations in Melville, New York and its real property data compilation business recording net losses on these sales of $0.3 million and $1.9 million, respectively. In the quarter ended September 30, 2005 the Company also recorded an estimated loss on disposal of $0.3 million related to the anticipated sale of its 2Touch operation in the United Kingdom.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2006 is $9.0 million compared to $7.4 million a year ago. Interest expense for the six months ended September 30, 2006 is $16.7 million compared to $12.6 million a year ago. The increase in the current quarter is due primarily to the $600 million term loan discussed below. Interest expense on the term loan was approximately $1.8 million for the quarter. Additional borrowings for capital leases and construction also contributed to the increase in interest expense.

Interest expense is expected to increase in future periods due to the term loan borrowing of $600.0 million under the amended and restated credit agreement which closed September 15, 2006 (see note 7 to the condensed consolidated financial statements). The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $120 million due September 15, 2012. The interest rate on the term loan borrowing outstanding at September 30, 2006 was 7.1%.

Both in the current and prior-year six-month periods ending September 30, other income is composed primarily of interest income on notes receivable and investment income. However in the quarter ended September 30, 2006 the company recorded a gain on sale of an investment of $1.6 million which was the primary contributor to the increase in Other, net for both the quarter and the six months ended September 30, 2006.

Income taxes

The effective tax rate for the quarter and six months ended September 30, 2006 is 39% compared to 42.6% and 40.4% for the quarter and six months ended September 30, 2005, respectively. The higher rate in the prior year is primarily due to certain costs incurred in fiscal 2006 related to the Company’s defense against ValueAct’s attempted takeover. These were considered to be not deductible for federal income tax purposes in the prior year. During the current year, the proxy contest was resolved and the costs became deductible. There was also a slight increase in the tax rate related to the expiration of the research and experimentation credit effective December 31, 2005. If Congress reinstates this credit, the tax rate will be adjusted at that time to reflect the available tax credit.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at September 30, 2006 totaled $63.9 million compared to a negative $41.1 million at March 31, 2006.

Total current assets increased $91.1 million primarily due to invested cash resulting from the borrowings under the new credit agreement (see note 7 to the condensed consolidated financial statements).

Accounts receivable days sales outstanding (“DSO”) was 70 days at September 30, 2006 and was 68 days at March 31, 2006, and is calculated as follows (dollars in thousands):

	September 30, 2006	March 31, 2006
Numerator – trade accounts receivable, net	$ 265,685	$ 261,624
Denominator:
Quarter revenue	348,319	344,343
Number of days in quarter	92	90
Average daily revenue	$ 3,786	$ 3,826
Days sales outstanding	70	68

Net cash provided by operating activities for the six months ended September 30, 2006 increased 13.7%, to $120.8 million. Net earnings and net earnings before depreciation and amortization both grew, but changes in operating assets and liabilities were negative for the six months. In particular, deferred revenue decreased, due primarily to decreases in deferred revenue from one large customer. Accounts payable and other liabilities also represented uses of cash, due to timing of payments.

Investing activities used $36.9 million in cash for the six months ended September 30, 2006. This was primarily due to the deferral of costs of $33.4 million, capitalization of software of $12.6 million and capital expenditures of $3.5 million, offset by the collection of cash from EMC of $10.0 million and payments received from investments of $2.7 million. However, as noted in the supplemental cash flow information, the Company acquired $34.0 million of property under capital leases and $15.3 million of software licenses under financing arrangements, and incurred $13.7 million in construction and other financing. Payments under these arrangements will be reflected in future cash flows as payments of debt. The decrease in investing activities is primarily related to acquisitions in the prior year.

Cash flows from financing activities decreased $83.8 million reflecting the September 2006 repurchase of 11.1 million shares of treasury stock for approximately $283.9 million through a Dutch Auction Self Tender (“DAST”) (see note 2 to the condensed consolidated financial statements) and borrowings of $600 million under the new credit facility which were used to fund the DAST and retire the existing revolving loan of approximately $267 million (see note 7 to the condensed consolidated financial statements). Payments of debt of $367.9 million in the six months ended September 30, 2006 include payments on the line of credit of $308.3 million, capital lease payments of $40.9 million, software license payments of $15.2 million and other debt payments of $3.5 million. Financing activities also include $2.8 million of tax benefits of stock options exercised. While this number is not very significant, it is worth noting since this line is new in the condensed consolidated statement of cash flow due to the Company’s adoption of SFAS 123R.

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

The Company generated free cash flow available to equity of $27.2 million in the six months ended September 30, 2006, and $3.9 million in the six months ended September 30, 2005, as shown in the table below:

	For the quarter ended September 30		For the six months ended September 30
(dollars in thousands)	2006	2005	2006	2005
Net cash provided by operating activities	$ 64,409	$ 44,785	$ 120,759	$ 106,261
Plus:
Payments received from investments	1,925	41	2,708	762
Proceeds received from disposition of operations	-	1,529	-	1,529
Proceeds received from the disposition of assets	-	3,613	-	3,613
Less:
Capitalized software development costs	(6,926)	(5,809)	(12,645)	(11,482)
Capital expenditures	(3,260)	(3,025)	(3,477)	(5,954)
Deferral of costs and data acquisition costs	(16,559)	(18,703)	(33,446)	(34,895)
Payments on capital leases and installment payment arrangements	(21,951)	(15,967)	(40,856)	(35,895)
Payments on software and data license liabilities	(7,304)	(5,327)	(15,151)	(16,266)
Other required debt payments	(1,804)	(2,434)	(3,515)	(3,791)
Sub-total	8,530	(1,297)	14,377	3,882
Plus:
Tax benefit of stock options and warrants	1,765	-	2,844	-
Sub-total	10,295	(1,297)	17,221	3,882
Plus:
Cash collected from sale of software	5,000	-	10,000	-
Free cash flow available to equity	$ 15,295	$ (1,297)	$ 27,221	$ 3,882

On November 14, 2002, the Company announced a common stock repurchase program. From that date until September 30, 2006, the Company has repurchased 21.8 million shares of its common stock for an aggregate purchase price of $404.0 million (average price of $18.54 per share) under this repurchase program. During the six months ended September 30, 2006, 0.6 million shares were repurchased for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to a trade at the end of the prior period which was settled shortly after the end of the period. Cash paid for repurchases in the six months ended September 30, 2006 was $15.4 million.

The Company intends to use its future cash flow to repay debt, to repurchase shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends, and for other general business purposes.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $120 million due September 15, 2012 (see note 7 to the condensed consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At September 30, 2006 there were no revolving credit borrowings outstanding and the Company had $200 million available under the new credit agreement.

The Company’s debt-to-capital ratio, as calculated below, was 61% at September 30, 2006 compared to 35% at March 31, 2006 (dollars in thousands).

	September 30, 2006	March 31, 2006
Numerator - long-term obligations, net of current installments	$ 723,087	$ 376,415
Denominator:
Long-term obligations, net of current installments	723,087	376,415
Stockholders’ equity	466,553	706,177
	$ 1,189,640	$ 1,082,592
Debt-to-capital ratio	61%	35%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $98.0 million and $93.5 million at September 30, 2006 and March 31, 2006, respectively.

The increase in the ratio is due to the Company’s use of debt in the current fiscal year to acquire treasury stock. On September 12, 2006, the Company repurchased 11.1 million of its common shares for approximately $283.9 million through a Dutch Auction Self Tender (“DAST”) (see note 2 to the condensed consolidated financial statements). Borrowings under the new credit facility (see note 7 to the condensed consolidated financial statements), which closed September 15, 2006, primarily funded the DAST and repaid existing debt.

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

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft. These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the leased assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the leased assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the leased assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $6.2 million at September 30, 2006. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $235.7 million, and as of September 30, 2006 the Company has a future commitment for lease payments of $22.1 million over the next five years.

During fiscal 2006, the Company terminated the lease for a second aircraft which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

The Company has completed construction on an additional 30,000 square foot data center in Little Rock, Arkansas. Total construction costs of this facility were approximately $18 million. In connection with certain of the Company’s other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at September 30, 2006 was $5.2 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility totaled $3.0 million at September 30, 2006 and $4.0 million at March 31, 2006.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at September 30, 2006 (dollars in thousands). The column for 2007 represents the six months ending March 31, 2007. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease and installment payment obligations	$ 35,320	$ 47,123	$ 18,139	$ 4,582	$ 1,858	$ 11,650	$118,672
Software and data license liabilities	14,563	20,769	10,931	1,792	-	-	48,055
Warrant liability	-	-	-	-	-	1,830	1,830
Term loan credit agreement	3,000	6,000	6,000	6,000	6,000	573,000	600,000
Other long-term debt	4,508	9,052	15,870	4,640	1,076	17,412	52,558
Total long-term obligations	57,391	82,944	50,940	17,014	8,934	603,892	821,115
Synthetic aircraft leases	466	931	931	931	698	-	3,957
Synthetic equipment and furniture leases	3,652	6,973	6,137	1,428	-	-	18,190
Total synthetic operating leases	4,118	7,904	7,068	2,359	698	-	22,147
Equipment operating leases	2,527	1,957	899	154	55	9	5,601
Building operating leases	9,403	15,695	13,637	11,134	8,431	52,713	111,013
Partnerships building leases	1,067	2,144	2,155	47	-	-	5,413
Related party aircraft lease	450	900	900	900	900	375	4,425
Total operating lease payments	17,565	28,600	24,659	14,594	10,084	53,097	148,599
Operating software license obligations	4,807	5,082	4,904	4,889	1,370	2,056	23,108
Total operating lease and software license obligations	22,372	33,682	29,563	19,483	11,454	55,153	171,707
Total contractual cash obligations	$ 79,763	$ 116,626	$ 80,503	$ 36,497	$ 20,388	$ 659,045	$ 992,822

	For the years ending March 31
	2007	2008	2009	2010	2011	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ -	$ 4,398	$ -	$ 4,398
Purchase commitments on synthetic equipment and furniture leases	-	1,862	1,755	2,502	-	-	6,119
Other purchase commitments	56,647	23,535	9,882	6,562	4,680	4,896	106,202
Total purchase commitments	$ 56,647	$ 25,397	$ 11,637	$ 9,064	$ 9,078	$ 4,896	$ 116,719

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director. The Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $2.9 million at September 30, 2006) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2006 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 3,597
Residual value guarantee on synthetic aircraft lease	2,639
Residual value guarantee on related party aircraft lease	2,853
Guarantees on certain partnership and other loans	5,150
Outstanding letters of credit	2,966

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $12.6 million as of September 30, 2006.

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

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at subsequent annual stockholders meetings. He resigned from the board effective February 28, 2006 at which time transactions with TransUnion were no longer considered related-party transactions. Acxiom recorded revenue from TransUnion of $55.3 million for the six months ended September 30, 2005.

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

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2006, the Company believes that no impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

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

Share-Based Compensation Accounting – The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires compensation cost related to stock options and other share-based payments be recognized in the financial statements. The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. During the fiscal year ended March 31, 2005, and prior to adoption of SFAS 123R, the Company accelerated vesting of substantially all unvested options. Remaining unvested share-based compensation granted prior to April 1, 2006, relates to options granted to outside directors which were not accelerated, options held by certain terminated associates that will be forfeited or cancelled with the passage of time, options issued as a result of the Digital Impact acquisition (see note 4 to the condensed consolidated financial statements) and restricted stock units granted during fiscal 2006. Therefore, the Company believes it will not be required to recognize significant compensation expense in future periods associated with share-based payments granted prior to adoption of SFAS 123R. (See note 3 to the condensed consolidated financial statements – Share-based compensation.)

New accounting pronouncements

The FASB issued Interpretation No. 48 (“FIN 48”) in June, 2006. FIN 48 requires a company to use a more-likely-than-not standard in recognizing the benefit of a position taken in a tax return. FIN 48 will be effective for the Company beginning April 1, 2007. Any adjustment required by the implementation of FIN 48 will be reflected as an adjustment to the balance of retained earnings as a change in accounting principle. The Company has not yet assessed the impact of applying FIN 48 to its tax positions.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS 157 will be effective for Acxiom as of April 1, 2008 and will be applied prospectively. Management does not believe implementation of this standard will have a significant impact on the Company, except for requiring expanded disclosures.

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) in September 2006. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires the funded status of the plan to be measured at the date of the year-end balance sheet. SFAS 158 will be effective for Acxiom as of March 31, 2007. Acxiom only has two small defined-benefit pension plans covering certain European employees. If SFAS 158 had been applied at March 31, 2006, the Company would have been required to record an additional liability of $0.5 million, with an offset to other comprehensive income. Management cannot yet estimate the entry required at March 31, 2007, but it is not expected to be materially different. The Company already measures the funded status of its plans as of the year-end balance sheet date.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 generally requires registrants to evaluate the materiality of errors in financial statements using both the “rollover” method and the “iron curtain” method which are methods of evaluating errors originating in a prior year on the current-year financial statements. SAB 108 provides that if initial application requires the registrant to restate prior-year financial statements, the registrant may reflect the changes to years ending before November 15, 2006 using a cumulative-effect adjustment rather than restating prior years. Management does not expect implementation of SAB 108 to require any restatement or cumulative-effect adjustment to prior years.

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

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•	The possibility that certain contracts may not be closed, or may not be closed within the anticipated time frames;
•	the possibility that clients may attempt to reduce the amount of business they do with the Company;

•

the possibility that in the event that a change of control was sought that certain of the clients of the Company would invoke certain provisions in their contracts resulting in a decline in the revenue and profit of the Company;

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
•

relating to diluted shares, that the Company will meet its cash flow expectations and that potential dilution created through the issuance of equity instruments will be mitigated by continued stock repurchases in accordance with the Company’s stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both September 30, 2006 and March 31, 2006, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

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

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company Leader (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company Leader and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

The Company’s management, including the Company Leader (Chief Executive Officer) and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Acxiom is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

April Bell v. Acxiom Corporation (U.S. District Court, E.D. Arkansas, 4-06-CV-0485). This putative class action lawsuit was filed April 17, 2006. It alleged that Acxiom had a duty to notify consumers of security breach incidents that occurred in 2003. Among other things, the complaint sought an order requiring Acxiom to notify all class members in writing of the times their private information was breached, how it was breached, by whom, and what action Acxiom had taken to prevent further breaches of security. The plaintiff also sought an order requiring Acxiom to remove the class members’ private information from its computer systems and enjoining Acxiom from obtaining such private information from the class in the future. The complaint also sought compensatory and punitive damages, and attorneys’ fees. On October 2, 2006, the court granted Acxiom’s motion to dismiss the lawsuit, holding that the plaintiff did not have standing to bring the case.

Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Charles Morgan, et al. (Pulaski County, Arkansas, Circuit Court, CV-05-8498). This suit was filed June 23, 2005 against Charles Morgan and members of the Acxiom Board of Directors alleging that the board breached its fiduciary duty to Acxiom and its shareholders by failing to consider in good faith two acquisition proposals made by ValueAct Capital, in an attempt to entrench themselves as managers and directors of Acxiom. Among other things, the plaintiff sought an order compelling the board to consider ValueAct’s offer in good faith and an award of attorneys’ fees. Acxiom’s August 2006 settlement of a proxy contest with ValueAct obviated the relief sought by the plaintiffs, and on September 11, 2006, the court dismissed the case.

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. District Court, S.D. Florida, 03-61063). This putative class action lawsuit, removed to federal court in May 2003, was filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. To date, a class has not been certified. Acxiom will defend the case vigorously in that it believes it has acted in conformity with the applicable law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The tables below provide information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/06 – 7/31/06	-	-	-	$ -
8/1/06 – 8/31/06	-	-	-
9/1/06 – 9/30/06	11,111,111	$ 25.00	11,111,111
Total	11,111,111	$ 25.00	11,111,111	$ -

On September 12, 2006, Acxiom completed a “Dutch auction” self-tender offer pursuant to which it purchased 11,111,111 shares of its Common Stock at a purchase price of $25.00 per share. Including the costs of the tender offer, the aggregate purchase price of the shares was approximately $283.9 million. These shares represented approximately 12.6% of the shares outstanding immediately prior to the completion of the tender offer. No further shares will be purchased in connection with the tender offer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/06 – 7/31/06	-	-	-	$ 145,978,623
8/1/06 – 8/31/06	-	-	-
9/1/06 – 9/30/06	-	-	-
Total	-	-	-	$ 145,978,623

The table above relates to a repurchase program adopted by the Board of Directors on October 30, 2002. Since that time the board has approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million. The repurchase program has no designated expiration date. No shares were purchased under this repurchase program during any of the periods indicated.

Item 4.	Submissions of Matters to a Vote of Security Holders

Acxiom’s annual meeting of shareholders was held on September 27, 2006. At the meeting, the shareholders voted on the following proposal:

1)

A proposal for the election of four directors - Voting results for each individual nominee were as follows: Michael J. Durham, 77,522,991 votes for and 3,507,091 votes withheld; William J. Henderson, 78,348,253 votes for and 2,681,829 votes withheld; Dr. Ann Die Hasselmo, 76,709,510 votes for and 4,320,572 votes withheld; and Charles D. Morgan, 77,205,039 votes for and 3,825,043 votes withheld. These four elected directors will serve with the other current board members: Dr. Mary L. Good, Rodger S. Kline and Stephen M. Patterson, whose terms will expire at the 2007 annual meeting, and William T. Dillard II, Thomas F. (Mack) McLarty, III, Jeffrey W. Ubben and R. Halsey Wise, whose terms will expire at the 2008 annual meeting.

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: November 8, 2006

By:	/s/Frank J. Cotroneo

(Signature)

Frank J. Cotroneo

Chief Financial Officer

(principal financial and accounting officer)