Form 10-Q
period 2006-12-31
ACXIOM CORP
filed 2007-02-07
CIK 733269

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ----- to -----
Commission file number 0-13163
Acxiom Corporation (Exact Name of Registrant as Specified in Its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0581897 (I.R.S. Employer Identification No.)
P.O. Box 8180, 1 Information Way, Little Rock, Arkansas (Address of Principal Executive Offices)	72203 (Zip Code)
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

Yes ☒	No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act).
Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes [ ]	No ☒
The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 1, 2007 was 78,347,549.

ACXIOM CORPORATION AND SUBSIDIARIES INDEX REPORT ON FORM 10-Q December 31, 2006
Part I. Financial Information	Page No.
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2006 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2006 and 2005 (Unaudited)	4
Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 2006 and 2005 (Unaudited)	5
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months ended December 31, 2006 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2006 and 2005 (Unaudited)	7-8
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. Basis of presentation and summary of significant accounting policies	9-10
2. Earnings per share and stockholders’ equity	10-11
3. Share-based compensation	11-15
4. Acquisitions and divestitures	16-17
5. Other current and noncurrent assets	18
6. Goodwill	19
7. Long-term obligations	19-20
8. Allowance for doubtful accounts	20
9. Segment information	20
10. Restructuring, impairment and other charges	21
11. Commitments and contingencies Acquisitions and divestitures	21-22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-39
Item 3. Quantitative and Qualitative Disclosure about Market Risk	40
Item 4. Controls and Procedures	40

Part II. Other Information
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41-42
Item 6. Exhibits	43

Signature	44

PART I. FINANCIAL INFORMATION Item 1. Financials Statements
ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 88,014	$ 7,705
Trade accounts receivable, net	276,061	261,624
Deferred income taxes	24,452	24,587
Other current assets	53,437	44,937
Total current assets	441,964	338,853
Property and equipment	713,235	662,948
Less – accumulated depreciation and amortization	397,261	329,177
Property and equipment, net	315,974	333,771
Software, net of accumulated amortization	40,319	45,509
Goodwill	500,639	472,401
Purchased software licenses, net of accumulated amortization	149,982	155,518
Unbilled and notes receivable, excluding current portions	17,466	19,139
Deferred costs, net of accumulated amortization	130,016	112,817
Data acquisition costs, net of accumulated amortization	35,241	40,828
Other assets, net	19,504	21,662
	$ 1,651,105	$ 1,540,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$ 100,801	$ 93,518
Trade accounts payable	41,343	44,144
Accrued expenses:
Payroll	28,318	32,139
Other	79,166	81,428
Deferred revenue	99,606	123,916
Income taxes	7,055	4,845
Total current liabilities	356,289	379,990
Long-term obligations:
Long-term debt and capital leases, net of current installments	688,381	353,692
Software and data licenses, net of current installments	20,353	22,723
Total long-term obligations	708,734	376,415
Deferred income taxes	77,043	77,916
Commitments and contingencies (note 11)
Stockholders' equity:
Common stock	11,103	10,946
Additional paid-in capital	709,983	677,026
Unearned share-based compensation	-	(1,941)
Retained earnings	461,276	410,278
Accumulated other comprehensive income	15,670	2,205
Treasury stock, at cost	(688,993)	(392,337)
Total stockholders' equity	509,039	706,177
	$ 1,651,105	$ 1,540,498
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share amounts)
For the Three Months ended December 31
	2006	2005
Revenue:
Services	$ 265,798	$ 263,266
Data	87,043	84,165
Total revenue	352,841	347,431
Operating costs and expenses:
Cost of revenue
Services	199,704	189,502
Data	53,004	48,799
Total cost of revenue	252,708	238,301
Selling, general and administrative	49,065	57,625
Gains, losses and other items, net	(225)	(1,202)
Total operating costs and expenses	301,548	294,724
Income from operations	51,293	52,707
Other income (expense), net:
Interest expense	(14,911)	(8,635)
Other, net	1,157	(71)
Total other income (expense), net	(13,754)	(8,706)
Earnings before income taxes	37,539	44,001
Income taxes	12,594	16,720
Net earnings	$ 24,945	$ 27,281

Earnings per share:
Basic	$ 0.32	$ 0.32
Diluted	$ 0.31	$ 0.31

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share amounts)
For the Nine Months ended December 31, 2006
	2006	2005
Revenue:
Services	$ 793,789	$ 754,958
Data	244,076	233,267
Total revenue	1,037,865	988,225
Operating costs and expenses:
Cost of revenue
Services	597,161	575,734
Data	153,638	149,808
Total cost of revenue	750,799	725,542
Selling, general and administrative	157,818	166,227
Gains, losses and other items, net	(225)	9,960
Total operating costs and expenses	908,392	901,729
Income from operations	129,473	86,496
Other income (expense), net:
Interest expense	(31,630)	(21,213)
Other, net	4,489	1,870
Total other income (expense), net	(27,141)	(19,343)
Earnings before income taxes	102,332	67,153
Income taxes	37,863	26,084
Net earnings	$ 64,469	$ 41,069

Earnings per share:
Basic	$ 0.77	$ 0.47
Diluted	$ 0.75	$ 0.45

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME NINE MONTHS ENDED DECEMBER 31, 2006 (Unaudited) (Dollars in thousands)
Common Stock		Additional	Unearned			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	share-based compensation	Comprehensive income	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2006	109,458,152	$ 10,946	$ 677,026	$ (1,941)		$ 410,278	$ 2,205	(21,309,622)	$ (392,337)	$ 706,177
Employee stock awards, benefit plans and other issuances	1,552,398	155	26,709	-	$ -	-	-	(42,806)	(1,063)	25,801
Tax benefit of stock options and warrants exercised	-	-	4,081	-	-	-	-	-	-	4,081
Implementation of SFAS 123R (note 3)	-	-	(1,941)	1,941	-	-	-	-	-	-
Non-cash share-based compensation	-	-	2,699	-	-	-	-	-	-	2,699
Restricted stock units vested	18,750	2	(2)	-	-	-	-	-	-	-
Warrant exercise	-	-	(110)	-	-	-	-	7,668	110	-
Dividends	-	-	-	-	-	(13,471)	-	-	-	(13,471)
Acquisition of treasury stock (note 2)	-	-	-	-	-	-	-	(11,687,081)	(297,792)	(297,792)
Acquisition of Equitec (note 4)	-	-	1,521	-	-	-	-	140,735	2,089	3,610
Comprehensive income:
Foreign currency translation	-	-	-	-	13,372	-	13,372	-	-	13,372
Unrealized loss on marketable securities, net of tax	-	-	-	-	93	-	93	-	-	93
Net earnings	-	-	-	-	64,469	64,469	-	-	-	64,469
Total comprehensive income					$ 77,934
Balances at December 31, 2006	111,029,300	$ 11,103	$ 709,983	$ -		$ 461,276	$ 15,670	(32,891,106)	$ (688,993)	$ 509,039

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
For the Nine Months ended December 31
	2006	2005
Cash flows from operating activities:
Net earnings	$ 64,469	$ 41,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	170,379	172,350
Gain on disposal or impairment of assets, net	(1,483)	(1,451)
Deferred income taxes	(975)	12,401
Non-cash share-based compensation expense	2,699	967
Changes in operating assets and liabilities:
Accounts receivable, net	(15,768)	(13,838)
Other assets	(2,159)	(21,747)
Accounts payable and other liabilities	(7,844)	2,791
Deferred revenue	(25,900)	9,133
Net cash provided by operating activities	183,418	201,675
Cash flows from investing activities:
Disposition of operations	-	4,844
Sale of assets	-	5,123
Payments received from investments	2,708	2,855
Capitalized software development costs	(19,443)	(16,686)
Capital expenditures	(5,995)	(6,355)
Cash collected from the sale and license of software	10,000	20,000
Deferral of costs and data acquisition costs	(49,595)	(54,498)
Net cash paid in acquisitions	(14,400)	(144,509)
Net cash used in investing activities	(76,725)	(189,226)
Cash flows from financing activities:
Proceeds from debt	649,756	423,122
Payments of debt	(393,742)	(216,041)
Dividends paid	(13,471)	(13,068)
Sale of common stock	25,801	31,611
Acquisition of treasury stock	(299,301)	(231,867)
Tax benefit of stock options and warrants exercised	4,081	-
Net cash used in financing activities	(26,876)	(6,243)
Effect of exchange rate changes on cash	492	(485)
Net increase in cash and cash equivalents	80,309	5,721
Cash and cash equivalents at beginning of period	7,705	4,185
Cash and cash equivalents at end of period	$ 88,014	$ 9,906

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Dollars in thousands)
For the Nine Months ended December 31
	2006	2005
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 31,375	$ 18,405
Income taxes	31,027	(376)
Payments on capital leases and installment payment arrangements	57,556	53,890
Payments on software and data license liabilities	21,151	23,610
Other debt payments, excluding line of credit	6,632	5,506
Noncash investing and financing activities:
Issuance of options for acquisition	-	7,541
Enterprise software licenses acquired under software obligation	15,266	8,380
Acquisition of property and equipment under capital leases and installment payment arrangements	44,454	70,377
Construction and other financing	18,167	7,200
Issuance of common stock for acquisition	3,610	-
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 22 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2006 (“2006 Annual Report”), as filed with the Commission on June 14, 2006. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2006 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2007.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations. A discussion of the Company’s significant accounting principles and their application is included in note 1 to the consolidated financial statements for the year ended March 31, 2006 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2006 Annual Report.

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

2.	EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

For the quarter ended December 31	For the nine months ended December 31
Basic earnings per share:
Numerator – net earnings	$ 24,945	$ 27,281	$ 64,469	$ 41,069
Denominator – weighted-average shares outstanding	77,717	85,203	83,957	87,748
Basic earnings per share	$ 0.32	$ 0.32	$ 0.77	$ 0.47
Diluted earnings per share:
Numerator – net earnings	$ 24,945	$ 27,281	$ 64,469	$ 41,069

Denominator:
Weighted-average shares outstanding	77,717	85,203	83,957	87,748
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,238	2,723	2,237	2,691
	79,955	87,926	86,194	90,439
Diluted earnings per share	$ 0.31	$ 0.31	$ 0.75	$ 0.45

At December 31, 2006, the Company had options and warrants outstanding providing for the purchase of approximately 13.8 million shares of common stock. Options and warrants that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	2006	2005
Number of shares outstanding under options and warrants	2,831	7,009	2,940	7,864
Range of exercise prices	$25.44 - $268.55	$22.10 - $268.55	$25.00 - $268.55	$19.58 - $268.55

In addition to options and warrants, the Company had 0.5 million restricted stock units outstanding at December 31, 2006, all of which were dilutive and included in the computation of diluted earnings per share.

Stockholders’ Equity

The Company repurchased 11.1 million of its common shares for approximately $283.9 million through a Dutch Auction Self Tender (“DAST”) which closed on September 12, 2006. Borrowings under the new credit facility, which closed September 15, 2006 (see note 7), were used to fund the DAST and retire existing debt.

During the nine months ended December 31, 2006, 0.6 million shares were also repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases of $15.4 million differs from the aggregate purchase price due to a trade at the end of the prior reporting period, which was settled shortly after the end of the period. At December 31, 2006, the maximum dollar value of shares that may yet be purchased under the program is $146.0 million.

The Company paid dividends on its common stock in the amount of $0.16 per share during the nine months ended December 31, 2006 and $0.15 per share in the nine months ended December 31, 2005.

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

Share-based Compensation Plans

Options and Equity Compensation

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of December 31, 2006.

The Company has reserved 30.1 million shares of the Company’s common stock for awards pursuant to the Company’s share-based plans of which approximately 0.7 million shares were available for grant at December 31, 2006.

The Company’s 2005 Equity Compensation Plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in applicable grant documents. While restricted stock and/or restricted stock units will likely be the primary LTI vehicle going forward, some stock options have been and may continue to be granted. The compensation committee of the board of directors will continue to take external market and regulatory developments into consideration when determining the Company’s LTI practices and may further update its guidelines so as to better align share-based compensation with the Company’s business strategies and with stockholder interests.

Incentive stock option awards granted pursuant to the share-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company’s shares at the date of grant and have a maximum duration of ten years from the date of grant. Board policy currently requires that nonqualified options be priced at or above the fair market value of the common stock at the time of grant with a maximum duration of ten years.

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

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at December 31, 2006 was approximately 1.8 million. Approximately 130,000 shares were purchased under the ESPP during the nine months ended December 31, 2006. The total expense to the Company in the nine months ended December 31, 2006 for the discount to the market price was approximately $0.5 million.

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

	For the quarter ended December 31, 2005	For the nine months ended December 31, 2005
Net earnings, as reported	$ 27,281	$ 41,069
Plus: share-based employee compensation expense included in determination of net income, net of income tax benefit	215	600
Less: share-based employee compensation expense under fair value based method, net of income tax benefit	(601)	(1,599)
Pro forma net earnings	$ 26,895	$ 40,070
Earnings per share:
Basic – as reported	$ 0.32	$ 0.47
Basic – pro forma	$ 0.32	$ 0.46
Diluted – as reported	$ 0.31	$ 0.45
Diluted – pro forma	$ 0.31	$ 0.44

Stock Option Activity

The per-share weighted-average fair value of stock options granted during the nine months ended December 31, 2006 was $9.45 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.6%; expected option life of 8.7 years and expected volatility of 25%. The per-share weighted-average fair value of stock options granted during the nine months ended December 31, 2005 was $3.80 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.0%; expected option life of 3 years and expected volatility of 24%.

Total expense related to stock options for the nine months ended December 31, 2006 was approximately $1.3 million. Future expense for these options is expected to be approximately $5.8 million over the next three years.

Option activity for the nine months ended December 31, 2006 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2006	13,058,191	$ 20.91
Granted	435,000	$ 25.00
Exercised	(1,105,956)	$ 15.68		$ 11,026
Forfeited or cancelled	(54,712)	$ 27.00
Outstanding at December 31, 2006	12,332,523	$ 21.47	8.75	$ 51,587
Exercisable at December 31, 2006	11,748,763	$ 21.48	8.64	$ 48,969

Non-vested stock options as of March 31, 2006 and changes during the nine-month period ended December 31, 2006 were as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2006	268,810	$ 9.88
Granted	435,000	$ 25.00
Vested	(83,335)	$ 9.07
Forfeited or cancelled	(36,715)	$ 11.40
Outstanding at December 31, 2006	583,760	$ 21.17	10.83	$ 2,618

The aggregate intrinsic value at the period end in the tables above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2007 and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on December 31, 2006. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	229,166	7.06 years	$ 6.33	130,832	$ 5.78
$ 10.17 - $ 14.68	2,076,001	9.41 years	$ 12.27	2,046,608	$ 12.26
$ 15.00 - $ 19.82	2,891,644	8.52 years	$ 16.59	2,874,753	$ 16.58
$ 20.12 - $ 24.53	3,872,114	9.25 years	$ 22.81	3,867,972	$ 22.81
$ 25.00 - $ 29.30	2,018,893	8.55 years	$ 26.31	1,583,893	$ 26.67
$ 30.93 - $ 39.12	906,767	7.15 years	$ 35.70	906,767	$ 35.70
$ 40.50 - $ 75.55	331,989	7.46 years	$ 44.71	331,989	$ 44.71
$168.61 - $268.55	5,949	3.16 years	$ 197.60	5,949	$ 197.60
	12,332,523	8.75 years	$ 21.47	11,748,763	$ 21.48

Restricted Stock Unit Activity

Non-vested restricted stock units as of March 31, 2006 and changes during the nine months ended December 31, 2006 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2006	75,000	$ 20.87	3.09
Granted	424,250	$ 24.40	3.76
Vested	(18,750)	$ 20.87
Forfeited or cancelled	(500)	$ 24.65
Outstanding at December 31, 2006	480,000	$ 24.01	3.66

During fiscal 2006, the Company issued restricted stock units covering 75,000 shares of common stock with a value at the date of grant of $1.6 million. During the nine months ending December 31, 2006 the Company issued restricted stock units covering 424,250 shares of common stock with a value at the date of grant of $10.4 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock in the nine months ended December 31, 2006 was $1.0 million. Future expense for these restricted stock units is expected to be approximately $10.2 million over the next four years.

4.	ACQUISITIONS AND DIVESTITURES:

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.4 million in cash for Equitec, and the Company issued shares of the Company’s common stock with an approximate value of $3.6 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented. The $18.0 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement under which the Company may pay up to an additional $12 million based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. Equitec’s results of operations will be included in the Company’s consolidated results beginning January 1, 2007.

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

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated digital marketing solutions and is based in San Mateo, California. Management believes DI provides the Company with capabilities that are complementary to the Company’s existing service offerings. The Company paid approximately $106.9 million in cash for DI, net of cash acquired. DI’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. DI’s total annual revenues were approximately $45 million at the date of purchase. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

The following table shows the allocation of Equitec, IA and DI purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	Equitec	IA	DI
Assets acquired:
Cash	$ -	$ 541	$ 27,025
Goodwill	17,931	29,085	101,360
Other intangible assets	-	7,000	20,800
Other current and noncurrent assets	79	6,716	14,390
	18,010	43,342	163,575
Accounts payable, accrued expenses and capital leases assumed	-	5,850	17,317
Net assets acquired	18,010	37,492	146,258
Less:
Cash acquired	-	541	27,025
Issuance of Acxiom common stock	3,610	-	-
Issuance of vested stock options	-	-	7,541
Payments to be made for restricted stock	-	-	4,768
Net cash paid	$ 14,400	$ 36,951	$ 106,924

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. None of the amounts allocated to goodwill or other intangible assets for the IA or DI acquisitions are deductible for tax purposes. The amounts allocated to goodwill for the Equitec acquisition are expected to be deductible. The allocation of purchase price for the Equitec acquisition is subject to adjustment as the Company makes the final determination of the fair values assigned to acquired assets and liabilities.

As a result of the DI acquisition and the Claritas Europe and Consodata acquisitions in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments and payments related to these accruals during the nine months ended December 31, 2006. Any future adjustments to these plans may result in future expense or in a decrease to the goodwill recorded for the acquisitions.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2006	$ 1,161	$ 4,879	$ 1,283	$ 7,323
Payments	(561)	(3,231)	(164)	(3,956)
Change in foreign currency translation adjustment	40	247	113	400
Balance at December 31, 2006	$ 640	$ 1,895	$ 1,232	$ 3,767

The remaining reserve balances are expected to be paid through approximately April 2008.

Gains, Losses and Other Items

Gains, losses and other items for the periods presented are as follows (dollars in thousands):

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	2006	2005
(Gains)/losses on divestitures	$ -	$ (774)	$ -	$ 1,704
Restructuring charges and adjustments (note 10)	-	24	-	13,043
Leased airplane disposal	-	-	-	(1,548)
Gain on sale of building	-	-	-	(2,787)
Montgomery Ward recovery	(225)	(452)	(225)	(452)
	$ (225)	$ (1,202)	$ (225)	$ 9,960

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $11.6 million and $8.2 million at December 31, 2006 and March 31, 2006, respectively. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	December 31, 2006	March 31, 2006
Note receivable from DMI, net of future credits of $0.5 million at December 31, 2006 and $0.7 million at March 31, 2006	$ 1,898	$ 1,988
Notes receivable from other divestitures	3,276	4,005
Notes receivable from divestitures	5,174	5,993
Less current portion	3,976	683
Long-term portion	1,198	5,310
Unbilled and notes receivable arising from operations	23,871	21,387
Less current portion	7,603	7,558
Long-term portion	16,268	13,829
Unbilled and notes receivable, excluding current portions	$ 17,466	$ 19,139

Other current assets consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2006
Current portion of unbilled and notes receivable	$ 11,579	$ 8,241
Prepaid expenses	20,274	20,896
Non-trade receivables	4,915	1,143
Other miscellaneous assets	16,669	14,657
Other current assets	$ 53,437	$ 44,937

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2006
Investments in marketable and nonmarketable securities	$ 4,215	$ 4,949
Acquired intangible assets, net	11,681	13,849
Other miscellaneous noncurrent assets	3,608	2,864
Other assets	$ 19,504	$ 21,662

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

During the nine months ended December 31, 2006, the Company recorded a gain on sale of an investment of $1.6 million which is included in Other, net in the accompanying condensed consolidated statement of operations.

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

The carrying amount of goodwill, by business segment, as of March 31, 2006 and December 31, 2006 is presented in the following table.

(dollars in thousands)	US Services and Data	International Services and Data	Total
Balance at March 31, 2006	$ 344,877	$ 127,524	$ 472,401
Purchase adjustments	458	-	458
Equitec acquisition	17,931	-	17,931
Change in foreign currency translation adjustment	-	9,849	9,849
Balance at December 31, 2006	$ 363,266	$ 137,373	$ 500,639

7.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2006
Term loan credit agreement	$ 598,500	$ -
Revolving credit agreement	-	252,272
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	111,642	123,907
Warrants	1,886	1,911
Other debt and long-term liabilities	55,451	43,903
Total long-term debt and capital leases	767,479	421,993
Less current installments	79,098	68,301
Long-term debt, excluding current installments	$ 688,381	$ 353,692

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 4% to 8%	$ 42,056	$ 47,940
Less current installments	21,703	25,217
License liabilities, excluding current installments	$ 20,353	$ 22,723

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

Revolving credit facility borrowings under the new facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at December 31, 2006. The interest rate on term loan borrowings outstanding at December 31, 2006 was 7.1%. Outstanding letters of credit at December 31, 2006 were $3.0 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At December 31, 2006, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the credit agreement limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $8.5 million at December 31, 2006 and at March 31, 2006.

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

Substantially all of the nonrecurring and impairment charges incurred by the Company have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	2006	2005
Revenue:
US Services and Data	$ 298,978	$ 300,086	$ 890,601	$ 851,846
International Services and Data	53,863	47,345	147,264	136,379
Total revenue	$ 352,841	$ 347,431	$ 1,037,865	$ 988,225

Income from operations:
US Services and Data	$ 46,832	$ 47,766	$ 122,872	$ 95,129
International Services and Data	4,236	3,739	6,376	1,327
Corporate and other	225	1,202	225	(9,960)
Income from operations	$ 51,293	$ 52,707	$ 129,473	$ 86,496

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table shows the balances that were accrued for restructuring plans as well as the changes in those balances during the nine months ended December 31, 2006 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2006	$ 1,207	$ 1,743	$ 259	$ 3,209
Payments	(554)	(154)	(41)	(749)
Balance at December 31, 2006	$ 653	$ 1,589	$ 218	$ 2,460

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above shows the portion of the above charges which are yet to be paid as of December 31, 2006 (dollars in thousands). The remaining accrued costs are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Charles Morgan, et al. (Pulaski County, Arkansas, Circuit Court, CV-05-8498) is a suit filed June 23, 2005 against Charles Morgan and members of the Acxiom Board of Directors alleging that the board breached its fiduciary duty to Acxiom and its shareholders by failing to consider in good faith two acquisition proposals made by ValueAct Capital, in an attempt to entrench themselves as managers and directors of Acxiom. Among other things, the plaintiff sought an order compelling the board to consider ValueAct’s offer in good faith and an award of attorneys’ fees. Acxiom’s August 2006 settlement of a proxy contest with ValueAct obviated the relief sought by the plaintiffs, and on September 11, 2006, the court dismissed the case and no timely appeal was taken.

April Bell v. Acxiom Corporation (U.S. District Court, E.D., Arkansas, 4-06-CV-0485) is a putative class action lawsuit filed April 17, 2006. It alleged that Acxiom had a duty to notify consumers of the security breach incidents that occurred in 2003. Among other things, the complaint sought an order requiring Acxiom to notify all class members in writing of the times their private information was breached, how it was breached, by whom, and what action Acxiom had taken to prevent further breaches of security. The plaintiff also sought an order requiring Acxiom to remove the class members’ private information from its computer systems and enjoining Acxiom from obtaining such private information from the class in the future. The complaint also sought compensatory and punitive damages, and attorneys’ fees. On October 3, 2006, the court granted Acxiom’s motion to dismiss the lawsuit, holding that the plaintiff did not have standing to bring the case and no timely appeal was taken.

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May, 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. While certain defendants have agreed to conditionally settle the case Acxiom will continue to defend the case vigorously in that it believes it has acted in conformity with the applicable law. A companion case, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001), was filed on January 2, 2007.

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

The total amount drawn under these synthetic operating lease facilities since inception was $238.7 million and the Company has a future commitment for lease payments of $22.9 million over the next five years. In the event the Company elects to return the leased assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the leased assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the leased assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.2 million at December 31, 2006.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $2.7 million at December 31, 2006.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At December 31, 2006 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.1 million.

PART I. FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation (“Acxiom” or the “Company”) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration (“CDI”) technology and services, data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States and Europe, and in Australia and China.

Highlights of the quarter ended December 31, 2006 are identified below.

•	Revenue of $352.8 million, up 1.6 percent from $347.4 million in the third fiscal quarter a year ago.
•	Income from operations of $51.3 million, a 2.7 percent decrease compared to $52.7 million in the third fiscal quarter last year.
•	Pre-tax earnings of $37.5 million, down 14.7 percent from $44.0 million in the third quarter of fiscal 2006.
•	Diluted earnings per share were $0.31 in the third fiscal quarter of both the current and prior year.
•

Operating cash flow for the third quarter was $62.7 million and free cash flow available to equity was $12.6 million. The free cash flow available to equity is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•	Gross margin was 28.4 percent compared to 31.4 percent in the same quarter last fiscal year.
•	The acquisition of Equitec, a consulting and analytics company headquartered in Cleveland, Ohio.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2006. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or the nine months ended December 31, 2006. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	% Change	2006	2005	% Change
Revenue
Services	$ 265.8	$ 263.3	1.0%	$ 793.8	$ 755.0	5.1%
Data	87.0	84.1	3.4	244.1	233.2	4.6
	$ 352.8	$ 347.4	1.6%	$ 1,037.9	$ 988.2	5.0%
Total operating costs and expenses	301.5	294.7	2.3	908.4	901.7	0.7
Income from operations	51.3	52.7	(2.7)	129.5	86.5	49.7
Diluted earnings per share	$ 0.31	$ 0.31	0.0%	$ 0.75	$ 0.45	66.7%

Revenues

Services revenue for the quarter ended December 31, 2006 was $265.8 million. This represents a $2.5 million increase or 1.0% increase from $263.3 million in the quarter ended December 31, 2005. International services revenue increased $3.4 million, approximately half of which was due to favorable exchange rate movements. US services revenue was down slightly quarter over quarter. These decreases can be attributed to a few large clients where volumes were lower in the current quarter compared to a year ago. Additionally, as in prior quarters in the current fiscal year, one financial services client contributed to this decrease in the amount of $3.1 million due to the merger of what had previously been two Acxiom clients. Finally, growth from the US traditional services, excluding IT, lines of business was 0.7%. The US IT management line of business was down 2.2%.

Data revenue for the quarter ended December 31, 2006 was $87.0 million. This represents a $2.9 million increase or 3.4% from $84.1 million in the quarter ended December 31, 2005. International data revenue accounted for substantially all of the $2.9 million increase. This represents a 10.6% increase quarter over quarter for the International operations. However, much of the increase is attributable to favorable exchange rates in Europe. The US Infobase line of business was down slightly in the current fiscal quarter compared to the same quarter in the prior year, primarily due to especially strong project business in the prior year. Data revenue includes pass-through revenue which has a corresponding offset in cost of data. Pass-through data revenue of $18.5 million for the quarter ended December 31, 2006 accounted for $0.4 million of the overall increase over the same quarter last year.

Services revenue for the nine months ended December 31, 2006 was $793.8 million. This represents a $38.8 million increase or 5.1% from $755.0 million for the nine months ended December 31, 2005. International services accounted for approximately $5.1 million of the increase, approximately half of which was due to favorable exchange rates, and the remainder was attributable to the US segment. US operations, excluding the impact of acquisitions and divestitures, increased $21.1 million. The Company’s largest industry, financial services, is only up approximately 1.5% year to year which contributed to low overall growth rates. One financial services client in particular is down approximately $13.5 million due to the merger of what had previously been two Acxiom clients. Additionally, revenue from IT services clients increased only 1.7% due to lower equipment sales and lower service levels. Growth in other industries, particularly the automotive industry, offset the low year-over-year results in financial services and IT services.

Data revenue for the nine months ended December 31, 2006 was $244.1 million. This represents a $10.8 million increase or 4.6% from $233.2 million for the nine months ended December 31, 2005. International data revenue increased $5.8 million which represents a 7.2% increase period-over-period for the International operations and can be attributed to improving results in both Europe and Asia/Pacific and changes in exchange rates which had a positive impact of approximately $4.2 million. Pass-through data revenue of $58.4 million, which has a corresponding offset in cost of data, accounted for $2.6 million of the overall increase. The remaining year-over-year increase of $2.4 million was attributable to Acxiom’s US Infobase business where growth for this product line was approximately 3.8% compared to the nine-month period in the prior year.

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

The following table shows the Company’s revenue by business segment for each of the periods reported (dollars in millions):

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	% Change	2006	2005	% Change
US Services and Data	$ 299.0	$ 300.1	(0.4)%	$ 890.6	$ 851.8	4.5%
International Services and Data	53.8	47.3	13.8	147.3	136.4	8.0
Total Revenue	$ 352.8	$ 347.4	1.5%	$ 1,037.9	$ 988.2	5.0%

US Services and Data segment revenue for the quarter ended December 31, 2006 decreased $1.1 million or 0.4% from the quarter ended December 31, 2005 to $299.0 million. Adjusting for previously discussed pass-through data revenue, the decrease is $1.5 million. This decrease is primarily attributable to IT services.

Compared to the same quarter a year ago, International Services and Data revenue increased $6.5 million or 13.8% to $53.8 million. Data revenue in Europe contributed $3.1 million of the growth. Services revenue growth of $0.6 million and $2.8 million was also noted in Asia/Pacific and Europe, respectively. Approximately $4.6 million of the growth was due to exchange rate fluctuations.

For the nine months ended December 31, 2006, US Services and Data revenue increased $38.8 million or 4.5% to $890.6 million. Acquisitions and divestitures contributed 1.4% percentage points of the 4.5% increase.

For the nine months ended December 31, 2006, International Services and Data revenue increased $10.9 million or 8.0% to $147.3 million. All components reflected year-over-year growth including Data revenue growth in Europe of $5.5 million, Services revenue growth in Europe of $3.8 million and total revenue growth in Asia/Pacific of $1.6 million. Exchange rate fluctuations accounted for approximately $6.6 million of the increase.

Operating Costs and Expenses

The following tables present the Company’s operating costs and expenses in categories for each of the periods presented (dollars in millions):

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	% Change	2006	2005	% Change
Salaries and benefits	$ 139.7	$ 129.9	7.6%	$ 415.3	$ 383.5	8.3%
Computer, communications and other equipment	71.1	73.6	(3.4)	216.9	227.5	(4.6)
Data costs	43.7	42.0	4.1	131.3	128.6	2.1
Other operating costs and expenses	47.2	50.4	(6.4)	145.1	152.2	(4.6)
Gains, losses and other items, net	(0.2)	(1.2)	(81.3)	(0.2)	9.9	(102.3)
Total operating costs and expenses	$ 301.5	$ 294.7	2.3%	$ 908.4	$ 901.7	0.7%

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	% Change	2006	2005	% Change
Cost of revenue
Services	$ 199.7	$ 189.5	5.4%	$ 597.2	$ 575.7	3.7%
Data	53.0	48.8	8.6	153.6	149.8	2.6
Total cost of revenue	$ 252.7	$ 238.3	6.0%	$ 750.8	$ 725.5	3.5%
Selling, general and administrative	49.0	57.6	(14.9)	157.8	166.2	(5.1)
Gains, losses and other items, net	(0.2)	(1.2)	-	(0.2)	10.0	-
Total operating costs and expenses	$ 301.5	$ 294.7	2.3%	$ 908.4	$ 901.7	0.7%

For the quarter ended December 31	For the nine months ended December 31
	2006	2005	2006	2005
Gross profit margin
Services	24.9%	28.0%	24.8%	23.7%
Data	39.1	42.0	37.1	35.8
Total gross profit margin	28.4%	31.4%	27.7%	26.6%
Operating profit margin	14.5%	15.2%	12.5%	8.8%

Cost of services revenue of $199.7 million in the quarter ended December 31, 2006 represents an increase of $10.2 million compared to $189.5 million in the same quarter a year ago. Gross margin for services revenue in the current quarter decreased to 24.9% from 28.0% in the quarter ended December 31, 2005. Decreases in gross margins are primarily attributable to low revenue growth.

Cost of data revenue of $53.0 million in the quarter ended December 31, 2006 represents an increase of $4.2 million compared to the same quarter a year ago. Data revenue gross margins decreased from 42.0% to 39.1% in the quarter ended December 31, 2006. Excluding the pass-through data and related costs, data costs increased $3.8 million and gross margins on non-pass through data decreased to 49.7% from 53.5%. Again the decrease in gross margins is primarily the result of low revenue growth. The current quarter cost of data was also negatively impacted by a data content contract settlement in the amount of $1.0 million.

Cost of services revenue for the nine months ended December 31, 2006 of $597.2 million represents an increase of $21.5 million compared to the same period a year ago. Gross margin for services revenue increased slightly from 23.7% to 24.8%. Gross margin improvements have been negatively impacted by lower revenue from the financial services industry and IT services business reflecting the fixed cost nature of portions of the cost base.

Cost of data revenue for the nine months ended December 31, 2006 of $153.6 million represents an increase of $3.8 million compared to the same period a year ago. Data revenue gross margins increased from 35.8% a year ago to 37.1% in the current nine-month period. Excluding pass-through data and related costs, data costs increased $1.3 million and margins on non-pass through data increased to 48.7% from 47.0% a year ago. This margin improvement can be attributed to previous cost reduction programs, specifically the disposition of the real property data compilation operation. Additionally, the current nine-month period cost of data was negatively impacted by data content contract settlements in the amount of $2.5 million.

Selling, general and administrative (“SG&A”) expense was $49.0 million for the quarter ended December 31, 2006. This represents an $8.6 million decrease from $57.6 million for the quarter ended December 31, 2005. As a percentage of total revenue, current quarter SG&A expenses are 13.9% compared to 16.6% in the same quarter a year ago. A major factor in the decrease in SG&A is attributable to the management bonus accrual. Based on anticipated full year results and bonus payouts no incentive compensation was recorded for the current quarter and $2.1 million of the amounts recorded in previous quarters were reversed in the current quarter. In the prior year, the quarterly results were especially strong which resulted in a larger than normal bonus accrual. Excluding the impact of management bonuses, SG&A is relatively flat compared to the same quarter a year ago, reflecting on-going emphasis on cost control in these areas of the business.

SG&A expense was $157.8 million for the nine months ended December 31, 2006. These costs decreased $8.4 million compared to $166.2 million for the nine months ended December 31, 2005. Two major items impacted the comparison of results from year to year. First, prior year costs included $3.0 million of unusual charges recorded in the second quarter of fiscal 2006 primarily related to legal costs of the ValueAct defense. Second, the management bonus accrual expense was approximately $6.5 million greater last year. This difference is due to the expectation of a much larger management bonus payment in the prior year based on expected full year results. Excluding the impact of these items SG&A expense was up slightly year over year. As a percentage of total revenue, these expenses are 15.2% compared to 16.8% a year ago.

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

During the quarter ended September 30, 2005 the Company sold its lettershop operations in Melville, New York, and its real property data compilation business, recording net losses on these sales of $0.3 million and $1.9 million, respectively. In the quarter ended September 30, 2005 the Company also recorded an estimated loss on disposal of $0.3 million related to the anticipated sale of its 2Touch operation in the United Kingdom.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

During the quarter ended June 30, 2005, the Company terminated the lease on an airplane which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses, and other items, net.

Other Income (Expense)

Interest expense for the quarter ended December 31, 2006 is $14.9 million compared to $8.6 million a year ago. The increase in the current quarter is primarily related to term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (see note 7 to the condensed consolidated financial statements). The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $120 million due September 15, 2012. The interest rate on the term loan borrowing outstanding at September 30, 2006 was 7.1%. Additional borrowings for capital leases and construction also contributed to the increase in interest expense.

Interest expense for the nine months ended December 31, 2006 is $31.6 million compared to $21.2 million a year ago. The increase is due primarily to the $600 million term loan discussed above as well as line of credit interest rate increases of approximately 150 basis points in the current period prior to its payoff. Additional borrowings for capital leases and construction of the new Little Rock data center in the nine months ended December 31, 2006 also contributed to the increase in interest expense.

Other income increased $1.2 million in the quarter ended December 31, 2006 compared to a year ago. This increase is primarily attributable to incremental interest income in the current quarter as a result of investment of proceeds from the $600 million term loan in excess of amounts used to retire debt and acquire treasury shares. Both in the current and prior-year nine-month periods ending December 31, other income is composed primarily of interest income and investment income. However in the quarter ended September 30, 2006 the Company recorded a gain on sale of an investment of $1.6 million which was the primary contributor to the increase in Other, net for the nine months ended December 31, 2006, along with the increased interest income referred to above.

Income taxes

The effective tax rate for the quarter ended December 31, 2006 was 33.5% compared to 38% for the quarter ended December 31, 2005. The current-quarter rate reflects the reinstatement of the research and experimentation credit by Congress during this quarter. The year-to-date tax rate was adjusted to 37% from 39% due to this credit. As a result, the benefit for the first three quarters is required to be recorded as a reduction in third-quarter tax expense. This change reduced tax expense by $1.3 million or $.02 per share compared to tax expense which would have been recorded had the quarterly rate been recorded at 37%.

The effective tax rate for the nine months ended December 31, 2006 was 37% compared to 38.8% for the nine months ended December 31, 2005. The prior-year rate was negatively impacted by the non-deductibility of certain ValueAct defense costs in the second quarter of fiscal year 2006. These costs are deductible in the current year. The Company has announced its intention to close its operation in Spain, and expects to incur charges in the fourth quarter of the current fiscal year relative to its European operations of $5 million to $10 million. It is expected that the full-year tax rate will be between 38% and 40% as certain costs related to these actions in Europe will not create recordable tax benefits.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at December 31, 2006 totaled $85.7 million compared to a negative $41.1 million at March 31, 2006.

Total current assets increased $103.1 million primarily due to invested cash resulting from the borrowings under the new credit agreement (see note 7 to the condensed consolidated financial statements).

Accounts receivable days sales outstanding (“DSO”) was 72 days at December 31, 2006 and was 68 days at March 31, 2006, and is calculated as follows (dollars in thousands):

	December 31, 2006	March 31, 2006
Numerator – trade accounts receivable, net	$ 276,061	$ 261,624
Denominator:
Quarter revenue	352,841	344,343
Number of days in quarter	92	90
Average daily revenue	$ 3,835	$ 3,826
Days sales outstanding	72	68

The increase in DSO reflects changes in payment processes and speed of payment of customers. In the opinion of management this does not indicate a deterioration in the ultimate collectibility of the receivables.

Net cash provided by operating activities decreased $18.3 million to $183.4 million in the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005. Earnings grew $23.4 million compared to the nine-month period a year ago but this was offset by a $35.0 million change in deferred revenue. The decrease in deferred revenue reflects previously existing deferred revenue being amortized into revenue and not being replaced by new deferrals, due to customers being less likely to be willing to pay cash up front in advance of services being performed.

Investing activities used $76.7 million in cash during the nine months ended December 31, 2006 primarily due to deferral of costs of $49.6 million and capitalization of software of $19.4 million, offset by the collection of cash from EMC of $10.0 million. Capital expenditures of $6.0 million for the period and payments received from investments of $2.7 million were relatively flat compared to the same period in the prior year. However, as noted in the supplemental cash flow information, the Company acquired $44.5 million of property under capital leases and financed software, construction and other items in the amount of $33.4 million. Payments under these arrangements will be reflected in future cash flows as payments of debt. Cash paid for acquisitions in the current year related to the acquisition of Equitec and in the prior year related to Digital Impact and Insight America. The supplemental cash flow information also includes $3.6 million of the Company’s common stock issued in the Equitec acquisition.

Financing activities used $26.9 million in cash during the nine months ended December 31, 2006. Cash flows from financing activities include proceeds of debt of $649.8 million, including $600 million related to the new term loan, offset by payments of debt of $393.7 million, including the payoff of the line of credit, and acquisition of treasury stock in the amount of $299.3 million, including the purchase of treasury shares as a result of the Dutch Auction Self Tender (“DAST”) (see note 2 to the condensed consolidated financial statements). Financing activities also include $4.1 million of tax benefits of stock options exercised. While this number is not very significant, it is worth noting since this line is new in the condensed consolidated statement of cash flow due to the Company’s adoption of SFAS 123R.

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

The Company generated free cash flow available to equity of $39.8 million in the nine months ended December 31, 2006, and $73.9 million in the nine months ended December 31, 2005, as shown in the table below:

For the quarter ended December 31	For the nine months ended December 31
(dollars in thousands)	2006	2005	2006	2005
Net cash provided by operating activities	$ 62,659	$ 95,414	$ 183,418	$ 201,675
Plus:
Payments received from investments	-	2,093	2,708	2,855
Proceeds received from disposition of operations	-	3,315	-	4,844
Proceeds received from the disposition of assets	-	1,510	-	5,123
Less:
Capitalized software development costs	(6,798)	(5,204)	(19,443)	(16,686)
Capital expenditures	(2,518)	(401)	(5,995)	(6,355)
Deferral of costs and data acquisition costs	(16,149)	(19,603)	(49,595)	(54,498)
Payments on capital leases and installment payment arrangements	(16,700)	(17,994)	(57,556)	(53,890)
Payments on software and data license liabilities	(6,000)	(7,344)	(21,151)	(23,610)
Other required debt payments	(3,117)	(1,715)	(6,632)	(5,506)
Sub-total	11,377	50,071	25,754	53,952
Plus:
Tax benefit of stock options and warrants	1,237	-	4,081	-
Sub-total	12,614	50,071	29,835	53,952
Plus:
Cash collected from sale of software	-	20,000	10,000	20,000
Free cash flow available to equity	$ 12,614	$ 70,071	$ 39,835	$ 73,952

On November 14, 2002, the Company announced a common stock repurchase program. From that date until December 31, 2006, and excluding shares purchased under the DAST, referred to above, the Company has repurchased 21.8 million shares of its common stock for an aggregate purchase price of $404.0 million (average price of $18.54 per share) under this repurchase program. During the nine months ended December 31, 2006, 0.6 million shares were repurchased for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to a trade at the end of the prior period which was settled shortly after the end of the period. Cash paid for repurchases in the nine months ended December 31, 2006 was $15.4 million.

The Company intends to use its future cash flow to repay debt, to repurchase shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends, and for other general business purposes.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $120 million due September 15, 2012 (see note 7 to the condensed consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At December 31, 2006 there were no revolving credit borrowings outstanding and the Company had $200 million available under the new credit agreement.

The Company’s debt-to-capital ratio, as calculated below, was 58% at December 31, 2006 compared to 35% at March 31, 2006 (dollars in thousands).

	December 31, 2006	March 31, 2006
Numerator - long-term obligations, net of current installments	$ 708,734	$ 376,415
Denominator:
Long-term obligations, net of current installments	708,734	376,415
Stockholders’ equity	509,039	706,177
	$ 1,217,773	$ 1,082,592
Debt-to-capital ratio	58%	35%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $100.8 million and $93.5 million at December 31, 2006 and March 31, 2006, respectively.

The increase in the ratio is due to the Company’s use of debt in the current fiscal year to acquire treasury stock. On September 12, 2006, the Company repurchased 11.1 million of its common shares for approximately $283.9 million through a DAST (see note 2 to the condensed consolidated financial statements). Borrowings under the new credit facility (see note 7 to the condensed consolidated financial statements), which closed September 15, 2006, primarily funded the DAST and repaid existing debt.

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

Payments received by Acxiom from EMC under the Agreement offset previously capitalized software balances associated with development of the sold and licensed technology and amounts capitalized to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow, but do contribute to free cash flow available to equity. The reduction in the capitalized balance will reduce future amortization expense.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft. These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the leased assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the leased assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the leased assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.2 million at December 31, 2006. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $238.7 million, and as of December 31, 2006 the Company has a future commitment for lease payments of $22.9 million over the next five years.

During fiscal 2006, the Company terminated the lease for a second aircraft which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

The Company has completed construction on an additional 30,000 square foot data center in Little Rock, Arkansas. Total construction costs of this facility were approximately $18 million. In connection with certain of the Company’s other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at December 31, 2006 was $5.1 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility totaled $3.0 million at December 31, 2006 and $4.0 million at March 31, 2006.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at December 31, 2006 (dollars in thousands). The column for 2007 represents the three months ending March 31, 2007. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease and installment payment obligations	$ 19,304	$ 50,279	$ 21,683	$ 6,861	$ 1,864	$ 11,651	$ 111,642
Software and data license liabilities	8,585	20,763	10,931	1,777	-	-	42,056
Warrant liability	-	-	-	-	-	1,886	1,886
Term loan credit agreement	1,500	6,000	6,000	6,000	6,000	573,000	598,500
Other long-term debt	3,194	11,215	16,892	5,662	1,076	17,412	55,451
Total long-term obligations	32,583	88,257	55,506	20,300	8,940	603,949	809,535
Synthetic aircraft leases	232	931	931	932	698	-	3,724
Synthetic equipment and furniture leases	2,114	7,895	7,059	2,070	-	-	19,138
Total synthetic operating leases	2,346	8,826	7,990	3,002	698	-	22,862
Equipment operating leases	929	2,021	1,069	288	125	9	4,441
Building operating leases	4,934	16,595	14,298	11,511	8,759	54,456	110,553
Partnerships building leases	534	2,144	2,155	46	-	-	4,879
Related party aircraft lease	225	900	900	900	900	375	4,200
Total operating lease payments	8,968	30,486	26,412	15,747	10,482	54,840	146,935
Operating software license obligations	392	5,082	4,904	4,888	1,370	2,056	18,692
Total operating lease and software license obligations	9,360	35,568	31,316	20,635	11,852	56,896	165,627
Total contractual cash obligations	$ 41,943	$ 123,825	$ 86,822	$ 40,935	$ 20,792	$ 660,845	$ 975,162

	For the years ending March 31
	2007	2008	2009	2010	2011	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ -	$ 4,398	$ -	$ 4,398
Purchase commitments on synthetic equipment and furniture leases	-	1,862	1,755	3,098	-	-	6,715
Other purchase commitments	55,722	27,908	12,391	8,655	5,430	4,897	115,003
Total purchase commitments	$ 55,722	$ 29,770	$ 14,146	$ 11,753	$ 9,828	$ 4,897	$126,116

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director. The Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $2.7 million at December 31, 2006) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

The purchase commitments on the synthetic equipment, furniture and aircraft leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets. The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items. Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash. The above commitments relating to long-term obligations do not include future payments of interest.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2006 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 10,421
Residual value guarantee on synthetic aircraft lease	1,759
Residual value guarantee on related party aircraft lease	2,743
Guarantees on certain partnership and other loans	5,074
Outstanding letters of credit	2,966

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $12.5 million as of December 31, 2006.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the “Risk Factors” contained in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006.

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at subsequent annual stockholders meetings. He resigned from the board effective February 28, 2006 at which time transactions with TransUnion were no longer considered related-party transactions. Acxiom recorded revenue from TransUnion of $79.8 million for the nine months ended December 31, 2005.

See note 15 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for additional information on certain relationships and related transactions.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal, Poland, Australia, Canada and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2006, the Company believes that no impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

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

Such statements include but are not necessarily limited to the following:

•	that the Company expects that emphasis on revenue growth will lead to increased rates of revenue growth;
•	that the Company expects continued focus on expense controls will lead to continued improvement in operating margins;
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
•

the possibility that the Company could be the target of an attempted take-over which could, among other things, cause disruption of the Company’s existing business and dissipation of the Company’s management resources and would trigger certain provisions in our customer contracts resulting in a decline in the revenue and profit of the Company;

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

•	relating to annual dividends, that the board of directors will continue to approve quarterly dividends and will vote to increase dividends over time; and
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

Other factors are detailed from time to time in periodic reports and registration statements filed by the Company with the United States Securities and Exchange Commission. The Company believes that we have the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates increase 10% during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both December 31, 2006 and March 31, 2006, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Spain, Portugal, Poland, Australia, Canada, and China. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments. Acxiom, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company Leader (Chief Executive Officer) and Chief Administrative Leader/CFO (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based upon that evaluation, the Company Leader and Chief Administrative Leader/CFO concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

The Company’s management, including the Company Leader (Chief Executive Officer) and the Chief Administrative Leader/CFO (Chief Financial Officer), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings

Acxiom is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

April Bell v. Acxiom Corporation (U.S. District Court, E.D. Arkansas, 4-06-CV-0485). This putative class action lawsuit was filed April 17, 2006. It alleged that Acxiom had a duty to notify consumers of security breach incidents that occurred in 2003. Among other things, the complaint sought an order requiring Acxiom to notify all class members in writing of the times their private information was breached, how it was breached, by whom, and what action Acxiom had taken to prevent further breaches of security. The plaintiff also sought an order requiring Acxiom to remove the class members’ private information from its computer systems and enjoining Acxiom from obtaining such private information from the class in the future. The complaint also sought compensatory and punitive damages, and attorneys’ fees. On October 3, 2006, the court granted Acxiom’s motion to dismiss the lawsuit, holding that the plaintiff did not have standing to bring the case and no timely appeal was taken.

Indiana State District Council of Laborers and HOD Carriers Pension Fund v. Charles Morgan, et al. (Pulaski County, Arkansas, Circuit Court, CV-05-8498). This suit was filed June 23, 2005 against Charles Morgan and members of the Acxiom Board of Directors alleging that the board breached its fiduciary duty to Acxiom and its shareholders by failing to consider in good faith two acquisition proposals made by ValueAct Capital, in an attempt to entrench themselves as managers and directors of Acxiom. Among other things, the plaintiff sought an order compelling the board to consider ValueAct’s offer in good faith and an award of attorneys’ fees. Acxiom’s August 2006 settlement of a proxy contest with ValueAct obviated the relief sought by the plaintiffs, and on September 11, 2006, the court dismissed the case and no timely appeal was taken.

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. District Court, S.D. Florida, 03-61063). This putative class action lawsuit, removed to federal court in May 2003, was filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. While certain defendants have agreed to conditionally settle the case, Acxiom will continue to defend the case vigorously in that it believes it has acted in conformity with the applicable law. A companion case, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001), was filed on January 2, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On December 29, 2006, Acxiom acquired all of the assets of the Equitec division of The Henry Group, Ltd., an Ohio limited liability company. In connection with the acquisition, the Company issued 140,735 shares of common stock with an aggregate value of approximately $3.6 million to Michael R. Henry. No underwriters or placement agents were involved with this acquisition.

The aforementioned issuance is exempt form the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, among others, on the basis that such transactions did not involve any public offering and the acquirer was sophisticated or accredited with access to the kind of information registration would require.

(b)	Not Applicable

(c)	The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 – 10/31/06	-	-	-	$ 145,978,623
11/1/06 – 11/30/06	-	-	-
12/1/06 – 12/31/06	-	-	-
Total	-	-	-	$ 145,978,623

The table above relates to a repurchase program announced by the Company in November 2002. Since that time the board has approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million. The repurchase program has no designated expiration date. No shares were purchased under this repurchase program during any of the periods indicated.

Item 6. Exhibits

(a)	The following exhibits are filed with this Report:

31.1	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Administrative Leader/CFO (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Administrative Leader/CFO (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: February 7, 2007

By:	/s/ Rodger S. Kline

(Signature)

Rodger S. Kline

Chief Administrative Leader/CFO

(principal financial and accounting officer)