Form 10-K
period 2007-03-31
ACXIOM CORP
filed 2007-05-30
CIK 733269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 0-13163 ACXIOM® CORPORATION (Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	71-0581897 (I.R.S. Employer Identification No.)
INFORMATION WAY, P.O. BOX 8180, LITTLE ROCK, ARKANSAS(Address of principal executive offices)	72203-8180 (Zip Code)

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

Yes ☒               No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                Yes [ ]                No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of September 30, 2006 as reported on the Nasdaq National Market, was approximately $1,434,785,259. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 25, 2007, was 79,827,662.

Table of Contents	Page

Financial Supplement	F-1 – F-69

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom’s Proxy Statement for the 2007 Annual Meeting of Shareholders (“2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies may be obtained, free of charge, of documents which we have filed with the Securities and Exchange Commission. Included among those documents are our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 1 Information Way, Little Rock, AR 72202. Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K. In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit, Compensation, Finance, and Nominating / Governance Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.

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

Item 1. Business

Overview

Acxiom Corporation (“Acxiom” or “the Company”) (Nasdaq: ACXM) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration (“CDI”) technology and services, data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States and Europe, and in Australia, China and Canada.

Acxiom provides the consultative thought leadership and visionary technology solutions that top corporate executives require to consolidate data across their companies to achieve accessible and actionable business intelligence. We are at the heart of our clients’ information management strategy and infrastructure, helping them transform information into insight to improve their marketing and business results. We help companies consolidate, store, manage and deliver information – where it's needed, when it's needed. In addition, we offer data-driven, technologically sophisticated solutions that help our clients make the right business decisions regarding how they market to consumers and how they manage risk.

Acxiom’s innovative offerings include our consumer and business data content; database management and marketing services; Customer Data Integration services; digital products and services; professional consulting services, including analytics and privacy expertise; risk mitigation; and grid-based IT services and outsourcing.

Our client base in the U.S. consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, and telecommunications industries. Every day, Acxiom clients benefit from our nearly four decades of serving the information, technology and marketing services needs of companies around the world. We believe that our commitment to innovation and delivery excellence, combined with our client-focused philosophy, is unrivalled.

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
•

Integrated digital marketing solutions for campaign management across multi-media channels, including personalized e-mail, targeted websites, banner and other Web advertisements, search engines and direct mail/print

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

These trends are driven by the changing needs of our clients in an evolving marketplace. The combination of demographic shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels have made the information management process increasingly complex. Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, on-line services, and the Internet. The multiplicity of these marketing channels creates ever-increasing volumes of data and has compounded the growth and complexity of managing data.

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

Customer Information Management

Most businesses are aware that the various types of data they gather and maintain – customer, product, financial, sales and marketing – can be a competitive resource for acquiring and retaining customers, provided that the information is well-maintained and optimized throughout the organization. Acxiom specializes in helping companies manage and optimize their customer information across channels, with applications ranging from customer and prospect marketing to customer lifecycle management to business intelligence. In the end, it’s about using customer information to drive better business decisions.

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

Customers today want companies to recognize them, understand them, listen to them, and value them. There can be many challenges, including multiple silos of customer data within an enterprise, more touchpoints for interacting with customers than ever before, and customers’ desire for greater control over the conversations they have with the companies with which they do business. But for companies willing to invest in customer information management, there are solutions. A recent Gartner report (“Customer Information and Insight Are the Lifeblood of CRM,” by John Radcliffe and Gareth Herschel, March 1, 2007) says, “The creation, maintenance and deployment of accurate, complete, and timely customer information and insight are the foundation for CRM.” It goes on to say that, “strong customer information strategies give organizations the ability to optimize customer interactions and deliver consistent customer experiences.”

Recognizing a customer across an organization requires creating and leveraging a single view of each customer for operational, marketing and analytical purposes. That single customer view can most effectively be obtained through Customer Data Integration (CDI), the combination of technology, processes and services needed to create and maintain an accurate, timely and complete view of the customer across multiple channels, business lines and, potentially, enterprises, where there are multiple sources of customer data in multiple application systems and databases. The ability to successfully target, acquire, develop and retain customers depends on the availability, at the time and place of need, of high quality, comprehensive, up-to-date customer information and insight.

CDI’s critical role is reflected in one of Gartner’s “Strategic Planning Assumptions” which asserts that, through 2008, the creation of an accurate, timely and rich single view of the customer across channels and lines of business will be a key enabler for reducing costs, managing risk, and increasing revenue and profitability in customer-centric organizations.

In Forrester Research’s March 6, 2006 report entitled “Trends 2006 – Master Data Management,” analyst Ray Wang says that “trusted data sources” like Acxiom increase the quality and timeliness of customer data, and that “continuous information refresh” not only improves customer matching accuracy but also validates data in real time and can trigger actions based on external events. Wang also states that the CDI market shows tremendous growth, and that in the aggregate, CDI vendors are closing about 45 to 55 deals a year. According to the article, CDI installations average $1.05 million to $1.13 million for licenses and require implementation services in the $3.53 million to $4.05 million range. Forrester forecasts CDI growth rates of 35 percent in 2007 and 30 percent in 2008 for software licenses and professional services.

For today’s consumers, it is not enough to be recognized by the companies with which they do business; they also want to feel that their preferences are understood. They want the right offer at the right time and at the right price. A recent Forrester report (“How Technology Enables Inbound Marketing,” by Suresh Vittal, January 9, 2007) cites growing consumer impatience with the volume and irrelevance of outbound communications and points out the consumer’s desire to have more relevant, productive conversations when they interact with businesses. Companies today are making investments in analytics and data that tell them more about their customers, as well as in the channels that are highly addressable. In a recent Forrester Research survey of senior executives at 176 large companies, they found that 60 percent felt that it was "critical" and 36 percent felt that it was “very important” to improve the customer experience (“Trends 2007: CRM,” by William Band, March 1, 2007). Gartner predicts that by the end of 2007, 60 percent of Fortune 1000 companies will increase their investments in highly addressable/highly aware channels by 40 percent, with an objective of raising overall response and conversion rates. (“How to Improve Campaign Management Effectiveness,” Adam Sarner, February 6, 2007).

Ultimately, most companies want their customers to feel valued. A generic “Dear Valued Customer” letter to a long-time, loyal, profitable customer is likely to do more harm than good. Instead, customers feel valued when they are recognized consistently across various marketing channels, are offered products and services that are relevant to them individually, and are communicated with based on their preferred method of contact.

Enterprise Information Services for Risk Management

In addition to helping companies improve marketing results, another application for Acxiom’s enterprise information management solutions is in a company’s efforts to combat fraud and identity theft. As customer contact channels proliferate and data volumes continue to increase, the opportunity for fraudulent activity multiplies. Customer recognition capabilities are important tools to verify that customers are who they say they are. As reports of instances of identity theft continue to increase, enterprise risk management has become a top concern for financial services as well as many other firms.

Our Competitive Strengths

The following competencies enable Acxiom to not only capitalize on the previously described market trends to drive growth, but also represent competitive differentiators that we believe uniquely position us to deliver high-value solutions for the information needs of our clients:

Ability to Transform Enterprise Information into Business Critical Insight

We believe that we are uniquely positioned to help our clients turn information into insight, to improve their marketing and business results. Our ability to deliver the right data to the right place at the right time to power marketing, risk management, and other critical business decisions is demonstrated by our nearly four decades of experience delivering information management services, and is enabled by our core competencies of:

•	Data content and products
•	Data integration, management and delivery capabilities
•	Information systems technology and management (including our innovative grid technology)

Accurate and Comprehensive Data Content and Products

We believe that we have the most comprehensive and accurate collection of U.S. consumer marketing and risk management data available from a single supplier. We believe we process more mailing lists than any company in the U.S. Our InfoBase consumer database contains more than 40 billion data elements and covers almost all households in the U.S. Our real estate database, which includes most major U.S. metropolitan areas, covers approximately 92 million properties. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for listed business and consumer telephone numbers in the U.S. and Canada. Our clients use this data to manage existing customer relationships and to target prospective customers. We also have strong “reference” data assets – information that clients use for non-marketing purposes, including data used in our employment screening and fraud and risk management solution offerings.

Acxiom’s offerings in Europe are closely aligned with those in the U.S. We are the leading provider of consumer data with industry-leading databases, with both household coverage and data depth. In the U.K. alone our InfoBase Lifestyle Universe product contains data on over 38 million adults residing at 21 million households covering over 95% of the U.K. population. In the U.K., Germany, France, Poland, Portugal and The Netherlands, we maintain consumer data collection programs in order to build proprietary data products. Acxiom provides leading customer information in these European countries in which it now has physical operations. Our European customer information and segmentation offerings are similar to our InfoBase offerings in the U.S. and in the U.K. While there are some differences between InfoBase in the U.S. and the U.K. and differences country-to-country for InfoBase equivalents, the core value proposition to Acxiom clients remains the same regardless of location.

In Canada, Acxiom designs, builds, and hosts customer and prospect data warehouses for clients in the retail, consumer packaged goods, and financial services industries. We also provide data integration services to numerous Global and U.S.-based customers who market into Canada. Our Canadian Infobase product offers broad coverage of both businesses and consumers in Canada.

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

In China, we operate a business intelligence, customer relationship management, and data management company headquartered in Shanghai with additional operations in Beijing. It provides data, database management, and data services to a number of Asian and international clients.

Industry-Leading Customer Data Integration, Data Management and Data Delivery

We invented the term “Customer Data Integration” and believe that we are unparalleled in our ability to transform and integrate massive amounts of data. Based on our knowledge of the industry, we believe that we have no peers when it comes to building and managing huge databases. We believe that is why so many of the largest companies across many industries have chosen Acxiom as their data management partner. And we have the ability to help our clients execute their enterprise-wide data management initiatives. We help deliver the right data to the right place at the right time to power all sorts of business decisions.

With our new data factory line of business we are creating a new market space for Acxiom with our ability to integrate and transform voluminous, raw data input from multiple sources into enriched customer-defined information products. In addition, we have industry-leading capabilities in e-mail marketing and Web-based services. These capabilities come with a serious responsibility for privacy and security. We are committed to securing the data we manage, and we work closely with our clients to ensure that it is used only for proper purposes.

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

End-to-end data warehousing and business information solutions – Over the years, Acxiom has designed, developed, managed and operated massively large-scale databases for some of the world’s largest, most successful companies including, for example, CitiGroup, GE Finance, Federated Department Stores, IBM and Sears.

Information Systems Technology and Management

We have extensive expertise and large-scale capacity in managing data centers – our own and those we manage for our outsourcing clients. Some of the most tangible examples of our commitment to innovation can be found in our data centers. Our grid computing environment is evidence of the strides we have made with this scalable, configurable platform. It is our capability around information systems and management that enables our other core competencies, and is the foundation for all we do.

Our state-of-the-art data centers, computing capacity and operating scale enable us to access and process vast amounts of raw data and to cost effectively transform the data into useful information. We currently manage 6 petabytes of storage, which includes over 2.7 petabytes of database solutions. A petabyte, the scale often used when measuring large computer storage, is the equivalent of 1000 terabytes, or one quadrillion bytes.

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

•

Customer-relationship-driven businesses are intent on building business processes that are “customer-intimate” to support acquisition and customer experience goals by delivering the optimal offer and treatment in real time, whether at the point of sale or service.

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

•	These diverse business objectives have a common value driver - they are enabled by information-rich business processes that improve the quality and timeliness of decision-making.

In this digital age, marketing and treatment personalization demands flexibility and throughput from the IT infrastructure. With predictive analytics techniques embedded in customer touchpoint strategy, computing horsepower is a prerequisite. And with identity management at the center of the customer relationship, the enterprise must have technologies which prevent fraud and mitigate risk. Competitors in this new era of information stewardship also must comply with internally and externally driven security and privacy policies.

Over time, these business initiatives have created increasingly complex IT environments with heterogeneous hardware/operating systems and disparate data warehouse architectures, all posing significant challenges to the IT executive's ability to meet the information demands of internal clients. These internal clients are typically organized in vertical business units requiring 360° views of the customer by integrating business-unit and third-party data.

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

In fiscal 2006, Acxiom entered into a technology and distribution agreement with EMC Corporation where we combined our grid technology platform with EMC’s portfolio of data storage, information management and resource management solutions to help clients take advantage of the more scalable, flexible grid-based information infrastructure – the Business Information Grid. As part of the agreement, EMC acquired our information grid software, and we retained the right to have access to the software as well as to further developments to the software for continued use in connection with our own business. Together with EMC, we are jointly developing and marketing a solution to customers, initially as a hosted offering from our facilities and, over time, to integrate relevant systems, software, services and data from both companies into a complete product-based information grid solution for clients to deploy within their own enterprises. As a key component of next-generation information infrastructure, grid technology enables clients to improve computer utilization, enhance information access and workflow, optimize distributed information access, and deliver faster time-to-results.

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

Performance - The grid-based architecture uses a large quantity of less expensive servers to replicate the performance of a supercomputer that would cost many times more. When clients need to increase their processing capability, we simply allocate an additional “node” or personal computer processor to the grid, rather than having to invest in another large, expensive computer. Jobs that could take up to eight hours on a mainframe can be completed in 20 minutes on the grid.

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

We provide both traditional batch marketing solutions as well as real-time solutions, both via our acquisition and customer marketing database framework. We believe that through this framework -- which leverages large-scale databases, grid technology, InfoBase and AbiliTec -- Acxiom is leading the industry in a fundamental shift from traditional linear campaigns to continuous campaign management. We offer our clients weekly, daily and even real-time updates, thereby dramatically increasing the frequency with which they can execute marketing campaigns. The competitive advantage that may be gained by clients using the grid is improved marketing offers that drive a greater response, in addition to increasing the timeliness of campaigns and the revenues generated. Through our real-time marketing solutions, clients are able to get a consistent and immediately available customer view and decision engine that help them make effective, instantaneous marketing offers, based on comprehensive business rules, across all of their front-office applications.

Privacy Leadership

We have always taken an active approach with respect to consumer privacy. The growth of e-commerce and companies’ needs for consumer information mean that we must work even harder to assure that our policies offer individuals the protection to which they are entitled. Consequently, we actively promote a set of effective privacy guidelines for the direct marketing, e-commerce, and information industries as a whole. Industry-wide compliance helps address privacy concerns across the globe. Furthermore, we are certified under the European Union Safe Harbor and contractually comply with other international data protection requirements to ensure the continued free flow of information across borders.

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

Companies are assessing their privacy policies and beginning to recognize that newly developed customer data integration technology can help them honor an individual’s preferences and address consumers’ concerns. We believe that technologies such as AbiliTec will enable businesses to move beyond mere privacy “protection” and toward aggressive consumer advocacy. Just as AbiliTec allows businesses to create a single view of their customers in real time for marketing purposes, it makes it much easier for businesses to honor their customers’ preferences and selectively opt out of certain practices, and provide better safeguards around their customers’ information.

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

Service Culture and Ability to Deliver

Service has been at the heart of who we are for decades. In fact, it is one of Acxiom’s core values:

•	Leadership: Inspiring Others to Succeed
•	Teamwork: Achieving Greatness Together
•	Integrity: Doing the Right Thing
•	Innovation: Envisioning and Seizing the Future
•	Service: Going the Extra Mile

At Acxiom we have always been very client-focused, willing to adapt our approaches to suit our clients’ needs. Our commitment to service is demonstrated at Acxiom in many ways. It is the willingness to go to extraordinary lengths to help, no matter what the situation. It is equally applied to serving external clients and internal stakeholders. Our clients consistently report that their Acxiom teams get the job done regardless of obstacles. We believe that our client-focused philosophy and ability to deliver represent a unique competitive differentiator in our market space. In a January 2006 report on database marketing services providers, Forrester Research reported that Acxiom received the highest customer feedback of any company in this evaluation – a nearly perfect score – for reliability of execution and operations. Acxiom was described by its clients as “ultra-reliable.”

We have consistently been recognized for our leadership in a number of areas, including technical innovation and marketplace excellence. In fiscal 2007, Acxiom:

•	was named as one of the top 30 providers of financial services in the “FinTech 100” listing of the top technology providers as complied by American Banker and the research firm Financial Insights;
•	saw its Acxiom Digital business ranked No. 17 by Advertising Age magazine on its list of top 50 interactive agencies based on annual U.S. revenues;
•	was included on Forbes magazine’s “Platinum 400” list of the best large publicly traded companies in America;
•	was awarded the prestigious Bronze Spotlight award by the League of American Communications Professionals in the category of print, e-mail and web communications; and
•	was named as the winner of eight ADDY awards by the Arkansas Advertising Federation for its branding and advertising campaign.

These awards follow similar recognition in previous years, such as when Acxiom’s innovation in the use of grid-computing applications led to it receiving the prestigious 21st Century Achievement Award from the Computerworld Honors Foundation in 2006 for positive contributions to the global information technology revolution. The company in 2005 was also named one of the “Best Places to Work in Information Technology” by Computerworld magazine, the fourth time we’ve ranked in the top 100 work environments for technology professionals.

Acxiom received the Data Warehousing Institute’s 2004 Best Practices Award for “Radical Data Warehousing/Business Intelligence.” We were also named to the 2004 CIO 100 ranking of top companies that best demonstrate organizational agility, and we were recognized by CRM magazine as a Data Quality Market Leader. And Fortune magazine has named Acxiom as one of the 100 Best Companies to Work for in the United States for five of the last nine years.

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

The introduction of Acxiom’s risk mitigation suite of offerings is one example of execution on our strategy to expand into new, related businesses. Through Acxiom Insight, we offer a powerful combination of deep data resources and technology with the kinds of analytics and scoring that are necessary for businesses to fight fraud and mitigate risk. Combined with Acxiom’s fraud management platform and the Acxiom Information Security Services business, this new line of business delivers a broader suite of offerings that address the complete risk mitigation spectrum.

Through Acxiom Digital, a leading provider of integrated on-line marketing solutions for global 2000 companies, we offer our clients a full suite of direct marketing services designed to meet the challenges of today’s marketing environment. Acxiom Digital uses a proprietary technology platform to deliver on-line marketing campaigns, and it offers an end-to-end solution that includes designing, sending and analyzing the results of each campaign. Campaigns are executed across multiple media channels, including personalized e-mail, targeted websites, Web advertisements, search engines and direct mail. Together with Acxiom Direct, we believe that we are positioned to meet both the large-scale needs of our traditional customers (the nation’s top-tier marketers) as well as the smaller-scale needs of mid-tier marketers.

Additionally, Acxiom has a defined “People Strategy” that is aligned with our growth strategy. Key components include:

•	Creating innovative programs that set us apart from other employers
•	Ensuring we have the right people, in the right place, at the right time to support our business and financial objectives
•	Providing the right information to effectively monitor success

Business Segments

We report segment information consistent with the way we internally manage our operations to assess performance and to allocate resources. During the past fiscal year we managed the business under two segments, the U.S. Services and Data segment and the International Services and Data segment. Both of the segments include consulting, database and data warehousing, list processing services, data content and software products. U.S. Services and Data also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services.

We annually evaluate the segment allocations in light of our current internal operations and make adjustments as necessary. We evaluate the performance of the segments based on segment operating income, which excludes certain gains, losses and nonrecurring items. Information concerning the financial results of our fiscal year 2007 business segments and the total assets of each business segment is included in Note 20 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are attached to this Annual Report as part of the Financial Supplement.

[THIS SPACE LEFT BLANK INTENTIONALLY]

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

We have e-mail marketing capabilities as well as hosted Web applications and messaging technology infrastructures which allow us to better deliver integrated campaign management, analytics, and e-messaging services focused on strategic data-driven marketing results. With recent acquisitions, we have added expertise in the areas of marketing and merchandizing optimization in the retail industry, as well as in the areas of homeland defense and national security.

We use a variety of different types of data such as publicly available information, public record information, summarized customer information, customer contact information, self-reported information and Acxiom proprietary data. Accuracy is one of our primary concerns, and we have processes in place to maintain a high level of quality in our products.

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

International Services and Data Segment

Our International Services and Data segment provides customer data, data management, risk management and business process outsourcing solutions to clients across the globe. We are currently helping clients solve business problems in the following locations: Canada, Mexico, Puerto Rico, Brazil, United Kingdom, France, Germany, Poland, Portugal, The Netherlands, China, Australia and New Zealand. International offerings include:

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

•	Consulting & Analytics and Privacy Leadership Consulting
•	Business Contact Center - Based in the U.K., an integrated call center and fulfillment house serving all media channels
•	Digital Services – Including e-mail marketing services

Our global vision is to provide market-leading customer data and data management solutions locally, while also helping our clients solve the challenges of multi-country customer information management and data integration. We intend to meet this challenge by cleansing, integrating, hosting and enhancing client customer data from a single architecture. Using postal standards from the postal authorities of approximately 235 countries, we anticipate that these services will fully leverage our grid technology and superior AbiliTec-driven data integration capabilities. Also incorporated are our InfoBase content, our Personicx segmentation solutions, and the expansive data assets of new international markets.

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries. Some of our major clients include American Express, Bank of America, Baxter International, Capital One, CitiGroup, City of Chicago, DeLuxe, Discover Card, eFunds, Federated Department Stores, GE, General Motors, Guideposts, HSBC Bank USA, HSBC Technology & Services (USA), IBM, Information Resources, Inc., JP Morgan Chase, Philip Morris, Primedia, R.L. Polk, RR Donnelley, Sears, Sprint, TransUnion and Washington Mutual.

Our 10 largest clients represented approximately 38% of our revenues in fiscal 2007. No single client accounted for more than 10% of our revenue during the last fiscal year. We seek to maintain long-term relationships with our clients. Many of our clients typically operate under long-term contracts with initial terms of at least two years in length. We have historically experienced high retention rates among our clients.

Sales and Marketing

As the global leader in customer information management, we transform data into actionable business intelligence. We make information intelligent. Our primary lines of business support our mission of integrating data, services and technology to create innovative customer and information management solutions. Our lines of business are:

•	Customer Data Integration
•	Data Products
•	IT Services
•	Digital
•	Risk Mitigation
•	Database Marketing
•	Consulting

We maintain a strong focus on building and deploying industry-tailored solutions that address the challenges and opportunities unique to the companies in the industries we serve. Over the years, through our close relationships with many of the world’s largest and most successful companies, we have developed a high degree of industry insight and expertise that helps us connect with our clients faster and more efficiently. We promote a sales and marketing-driven culture that encourages each associate to understand how he or she can better promote the sale of Acxiom solutions and the satisfaction of our clients. It complements the strong product/service delivery culture that historically has helped Acxiom succeed. This sales and marketing-driven attitude extends across the enterprise, and sales activities with major clients involve a high level of collaboration and cooperation across all levels of leadership in sales, marketing and operations.

We partner with some of the world’s leading customer relationship management and enterprise information providers to create and distribute superior solutions for the market. Our partners include such companies as D&B, EMC, SAP and Oracle. We will continue to seek alliance opportunities with companies that can complement or expand our business by offering unique data content, strategic services, or market presence in a new industry.

Pricing for Lines of Business

We seek to establish pricing for all of Acxiom’s line-of-business offerings so as to yield adequate returns on invested capital and overall margins that exceed pre-defined targets.

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

Data -  Market-based prices are published for most of our data products. Licenses for our entire consumer or business databases for one or more years are priced individually. Data pricing typically follows a subscription model, a transaction model or a combination of the two.

Risk Mitigation - Market-based pricing guidelines are followed for all of the offerings within the Acxiom Insight line of business. Pricing within each offering varies substantially due to variables such as optional components, transaction volumes and delivery channels utilized. Identity verification solution pricing, employment screening, and data pricing follow a transactional model. Collection solution pricing and investigative solution pricing both follow a software license model.

Consulting - Analytics and consulting services are typically priced under a professional services model (time and materials). Certain types of analytical models may be priced on a fixed fee, per model basis.

IT Services - IT management services are custom solutions and prices are negotiated with each client individually. Pricing is highly dependent on service levels, transfer of assets, transfer of human resources and other infrastructure issues. Agreements are multi-year and additional fees can result from contracted growth rates, additional hardware and software required, and additional out-of-scope requests.

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

In Canada, competition varies by service type, much like the U.S. market. There are a number of established local companies with offerings of data products and data integration services. One of these local companies, along with the Canadian subsidiaries of our primary U.S. competitors, competes against us in the database building and hosting market. In the outsourcing arena, our primary competitors are the same global companies against whom we compete in other markets, as well as the internal IT departments of our prospects.

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

Employees

Acxiom currently employs approximately 7,100 employees (associates) worldwide. None of Acxiom's U.S. associates are currently represented by a labor union or are the subject of a collective bargaining agreement. To the best of management’s knowledge, approximately 22 associates are elected members of work councils representing Acxiom associates in France, Germany and the Netherlands. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

Recent Developments

On May 16, 2007, Acxiom entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Acxiom, Axio Holdings LLC, a Delaware limited liability company (“Newco”), and Axio Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Acxiom, and as a result Acxiom will continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by ValueAct Capital Master Fund, L.P. (“ValueAct Master Fund”) and Silver Lake Partners II, L.P. (collectively, the “Participants”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Acxiom (the “Common Stock”), other than shares owned by Acxiom, Newco or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $27.10 in cash, without interest.

The Merger Agreement contains a provision under which Acxiom may solicit alternative acquisition proposals for 60 calendar days, concluding at 12:01 a.m. (Eastern time) on July 16, 2007. Beginning at 12:01 a.m. (Eastern time) on July 16, 2007, Acxiom will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties, and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary “fiduciary-out” provision, however, which allows Acxiom under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both Acxiom and Newco. The Merger Agreement provides that, upon termination under specified circumstances, Acxiom would be required to pay Newco a termination fee of either $22.25 million or $66.75 million, depending on the timing and circumstances of the termination. If the stockholders of Acxiom fail to approve the proposed transaction, Acxiom has agreed to reimburse Newco for any transaction expenses incurred by Newco and its affiliates, up to a maximum of $10 million. Acxiom’s reimbursement of Newco’s expenses would reduce the amount of any required termination fee that becomes payable by Acxiom. The Merger Agreement further provides that, upon termination under specified circumstances, Newco would be required to pay Acxiom a termination fee of $66.75 million. Newco’s obligation to pay the termination fee is guaranteed by each of the Participants in separate limited guarantees, each of which covers 50% of Newco’s obligation.

Newco has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the commitments, together with the available cash of Acxiom, will be sufficient for Newco to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the approval of Acxiom stockholders and receipt of requisite antitrust approvals.

The Board of Directors of Acxiom and a special committee (the "Special Committee") of the Board of Directors composed entirely of independent directors unanimously approved the Merger Agreement. Stephens Inc. and Merrill Lynch & Co. served as the financial advisors to the Special Committee. On May 16, 2007, Stephens and Merrill Lynch delivered opinions to the Special Committee and the Board of Directors that, as of the date of the opinions, the merger consideration to be received by the holders of shares of Common Stock (other than the shares of Common Stock held by affiliates of Acxiom who have an understanding, arrangement or other agreements with Newco or the surviving corporation or any of their affiliates, including any shares of Common Stock acquired by Newco immediately prior to the effective time of the Merger pursuant to any equity rollover commitments or other agreements with holders of shares of Common Stock), pursuant to the Merger Agreement is fair from a financial point of view to the holders of shares of Common Stock, in the aggregate.

This description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was attached as Exhibit 2.1 to Acxiom’s Current Report on Form 8-K as filed on May 22, 2007, and is incorporated herein by reference.

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

As a result of the economic recession which began in 2001, we experienced a reduction in the demand for our products and services as our clients looked for ways to reduce their expenses. Although the economy has improved significantly, how our clients procure our products and services has changed in some instances. Many clients are negotiating their contracts through a contracts procurement representative rather than through their business leaders. In the face of increasing demands by clients for price reductions and discounts, we are challenged with pricing our products and services so as to be able to make reasonable profits. We likewise continue to be challenged with controlling our expenses, given that a significant portion of our costs does not vary directly based on revenue. If we are not successful in meeting these challenges, we could suffer lower net income and earnings per share. In addition, world events such as the conflict in Iraq and the continuing threats of terrorism may have a negative impact upon the economy in general and upon our business as well, if our clients become hesitant to embark on discretionary spending programs.

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

While approximately 73% of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from customers with long-term contracts is not necessarily “fixed” or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related. With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related. Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers. In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

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

Our ability to protect our data centers against damage from fire, power loss, telecommunications failure or other disasters is critical to our future. The on-line services we provide are dependent on links to telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients' requirements, which could result in decreased revenues, net income, and earnings per share.

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

Due to the general recession in the market that took place several years ago, several of our investments in other ventures have declined and could continue to decline in value. While some of the investments have been written down accordingly, others could also be subject to future write-down in the event their values become impaired.

Postal rate increases and disruptions in postal services could lead to reduced volume of business.

The direct marketing industry has been negatively impacted from time to time during past years by postal rate increases. The most recent increase in the U.S. became effective in May 2007. Postal rate increases could force direct mailers to mail fewer pieces and to target their prospects more carefully. Additionally, the amount of direct mailings could be reduced in response to disruptions in and concerns over the security of the U.S. mail system, its global counterparts, and other delivery systems. Such responses by direct mailers could negatively affect us by decreasing the amount of processing services purchased from us, which could result in lower revenues, net income and earnings per share.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States. We also have operations in Europe, Australia, China and Canada. In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs. We do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2008. The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Phoenix, Arizona	Held in fee	Data center; office space	U.S. Services and Data
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	U.S. Services and Data
Fayetteville, Arkansas	Lease	Office space	U.S. Services and Data
Little Rock, Arkansas	Two leased buildings; two buildings held in fee	Principal executive offices; data center; office space	U.S. Services and Data
San Mateo, California	Lease	Office space	U.S. Services and Data
Broomfield, Colorado	Lease	Office space	U.S. Services and Data
Stamford, Connecticut	Lease	Office space	U.S. Services and Data
Chicago, Illinois	Lease	Data center; office space	U.S. Services and Data
Downers Grove, Illinois	Lease	Data center; office space	U.S. Services and Data

Southfield, Michigan	Lease	Office space	U.S. Services and Data
Shoreview, Minnesota	Lease	Office space	U.S. Services and Data
New York, New York	Two leased offices	Office space	U.S. Services and Data
Independence, Ohio	Lease	Office space	U.S. Services and Data
Memphis, Tennessee	Lease	Office space	U.S. Services and Data
Nashville, Tennessee	Lease	Office space	U.S. Services and Data
McLean, Virginia	Lease	Office space	U.S. Services and Data

Europe:
London, England	Lease	Office space	International Services and Data
Normanton, England	Lease	Data center; office space	International Services and Data
Sunderland, England	Lease	Data center; fulfillment service center; office space; warehouse space	International Services and Data
Teddington, England	Lease	Office space	International Services and Data
Lille, France	Lease	Data center; office space	International Services and Data
Paris, France	Lease	Data center; office space	International Services and Data
Frankfurt, Germany	Lease	Office space	International Services and Data
Munich, Germany	Lease	Office space	International Services and Data
Amsterdam, Netherlands	Lease	Office space	International Services and Data
Warsaw, Poland	Lease	Office space	International Services and Data
Lisbon, Portugal	Lease	Office space	International Services and Data

Australia:
Sydney, Australia	Lease	Office space	International Services and Data

China:
Shanghai, China	Lease	Office space	International Services and Data

Item 3. Legal Proceedings

Acxiom is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. District Court, S.D. Florida, 03-61063). This putative class action lawsuit, removed to federal court in May 2003, was filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers license data in violation of the federal Drivers Privacy Protection Act. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. While certain defendants have agreed to conditionally settle the case, Acxiom will continue to defend the case vigorously in that it believes it has acted in conformity with the applicable law. Two related cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 2:07CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed on January 2, 2007 and January 31, 2007, respectively, seeking recovery on behalf of Texas residents.

Equifax Direct Marketing Solutions LLC and Equifax Information Services LLC v. Acxiom Corporation, (U.S. District Court, N.D., Georgia 1:07-CV-0563-RLV). This lawsuit, which was removed from Georgia state court, alleges that Acxiom breached a 1997 data license agreement and several data processing agreements and is using Equifax data beyond the scope of the parties’ agreements and without Equifax’s permission. The plaintiffs seek injunctive relief and damages of at least $14 million. Acxiom denies that it is in breach of the agreements and has filed counterclaims against the plaintiffs, alleging, among other things, breach of their covenant of good faith and fair dealing.

Levy Investments LTD vs. Acxiom Corporation, et al., (Circuit Court of Arkansas, Pulaski County CV 07-6571). This putative class action lawsuit was filed on May 22, 2007 by an Acxiom shareholder, Levy Investments LTD, against Acxiom, its directors, ValueAct Capital and Silver Lake Partners. The plaintiff seeks an injunction against the proposed sale of the Company as announced on May 16, 2007, contending that the sale price agreed to by the directors is insufficient, that the directors breached their fiduciary duties, and that the proposed merger agreement should be nullified. The Company believes that the suit is without merit and intends to vigorously defend it.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

EXECUTIVE OFFICERS

Acxiom’s corporate officers, their current positions, ages and business experience are listed below. Officers are elected by the board of directors annually or as necessary to fill vacancies or fill new positions. There are no family relationships among any of the officers.

Office of the Company Leader

Name	Position Held	Age

Charles D. Morgan	Chairman of the Board and Company Leader*	64

Rodger S. Kline	Chief Administrative Leader*	64

Christopher W. Wolf	Chief Financial Officer*[1]	45

Corporate Office Leaders

Name	Position Held	Age

Jennifer T. Barrett	Global Privacy Leader	57

Cindy K. Childers	Organizational Development Leader*	47

Dathan A. Gaskill	Corporate Finance Leader & Treasurer	51

Richard K. Howe	Marketing and Business Strategy Leader*	45

Catherine L. Hughes	Corporate Governance Officer & Secretary	54

Jerry C. Jones	Business Development/Legal Leader & Assistant	51

Secretary*

Terry M. Talley	Chief Technology Leader	46

James T. Womble	Global Development Leader*	64

Acxiom Services Division

L. Lee Hodges	Services Division Leader*	60

David J. Allen	European Organization Leader	54

William A. Clay	Financial Services Organization Leader	50

Scott D. Hambuchen	Traditional Services Organization Leader	38

* Subject to Section 16(b) of the Securities Exchange Act of 1934

1 Mr. Wolf joined the Company on May 24, 2007 and will transition into the role of CFO over the coming weeks. Until his transition is complete, Mr. Kline will continue to serve as the Company’s principal financial and accounting leader for SEC purposes.

Acxiom Services Division (Cont’d)

Name	Position Held	Age

Kevin H. Johnson	Digital Organization Leader	42

Michael J. Lloyd	Delivery Center Organization Leader	40

Thomas N. Mangan	Consulting Organization Leader	53

Holly Marr	Operations Management Organization Leader	42

Jefferson D. Stalnaker	Financial Services Organization Leader	41

Timothy J. Suther	Multi Industry Client Services Organization Leader	46

Acxiom Products Division

Name	Position Held	Age

C. Alex Dietz	Products Division Leader*	64

Ronald A. Fournet	Risk Mitigation Organization Leader	55

Drew A. May	InfoBase Organization Leader	40

Acxiom Infrastructure Management Division

Name	Position Held	Age

Martin D. Sunde	Infrastructure Management Division Leader*	50

Kevin R. Zaffaroni	Information Technology Organization Leader	53

* Subject to Section 16(b) of the Securities Exchange Act of 1934

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

Mr. Kline joined Acxiom in 1973 and has served as an officer and director of the Company since 1975. He is the Company’s chief administrative leader and has also served as the Company’s acting CFO since February 2007 while the Company conducted a search for a permanent CFO. In this position he has been responsible for Acxiom’s administrative functions and financial management, including capital expenditure processes and cash flow execution. Following a period of transition during which his financial management duties will be assumed by Christopher Wolf, who was recently hired as CFO, Mr. Kline will continue to be responsible for the Company’s administrative functions. Throughout his career at Acxiom, Mr. Kline has served in a number of key roles with the Company, including chief operating officer, chief information officer, and treasurer.  Prior to joining Acxiom, Mr. Kline spent seven years with IBM and two years as an officer in the U.S. Army.  Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where he has served since 1990 as chairman of the College of Engineering Advisory Council.

Mr. Wolf joined Acxiom as chief financial officer on May 24, 2007. In this role, after a period of transition, he will be responsible for all aspects of Acxiom’s financial management. He has over 19 years experience as a financial executive and consultant to companies in the marketing, retail and technology sectors. He most recently served as an independent consultant, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions, and tax planning to a variety of public and private entities. From 2005 - 2006, Mr. Wolf served as CFO of NiuTech LLC, an internet marketing services company, where he was responsible for the accounting, financial planning and analysis, treasury, and risk management activities of the company. From 1996 - 2004, Mr. Wolf was employed in various finance and tax positions with Catalina Marketing Corporation, culminating in his service as chief financial officer from 2002 - 2004. He also served as executive vice president from 2003 - 2004; senior vice president from 2002 - 2003; vice president –finance and treasurer from 2000 - 2002; executive director of tax, treasury and international finance from 1998 - 2000; senior director of tax and international finance from 1997 - 1998; and senior director of tax from 1996 - 1997. Prior to joining Catalina, Mr. Wolf served for a 10-year period as a tax manager and consultant for Arthur Andersen & Co. Mr. Wolf is a certified public accountant and holds a B.S. degree in accounting from Florida State University and a Master of Accounting degree from the University of North Carolina.

Ms. Barrett joined Acxiom in 1974 and serves as global privacy leader.  She initially was named a corporate officer in 1981.  In her current role, Ms. Barrett is responsible for the oversight of Acxiom’s global public policy and fair information practices.  Since 1991, she has led Acxiom’s initiatives relating to internal compliance with applicable privacy guidelines, consumer affairs and government affairs.  She is a frequent speaker on privacy and customer relationship management, and has also published numerous articles and participated in writing books on these subjects.  She is a regular speaker on best practices regarding personal information in a variety of industries, including financial services, retail, insurance, publishing, and travel and entertainment, both domestically and abroad.  During her career with Acxiom, Ms. Barrett has worked in a variety of areas of the business, including systems development, operations, marketing, and business development.  Ms. Barrett holds a degree in mathematics and computer science from the University of Texas at Austin.

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

Mr. Gaskill joined Acxiom in 1999 and currently serves as corporate finance leader and treasurer.  In this role he oversees Acxiom’s investment banking and commercial banking relationships, is responsible for the Company’s capital structure, leads the Company’s investor relations team, and co-leads the Company’s mergers and acquisitions team.  He became an officer in 2005.  Prior to joining Acxiom, Mr. Gaskill spent 13 years in the securities industry as a senior analyst and director of research focusing on the information technology and telecommunications industries.  Mr. Gaskill holds a degree in computer science and an M.B.A., both from the University of Arkansas at Little Rock.

Mr. Howe joined Acxiom in 2004 as an officer and is the Company’s chief marketing and business strategy leader.  In his role as marketing leader, Mr. Howe has global responsibility over product marketing, marketing communications, marketing relations, advertising, public relations, alliances, events, creative services and interactive/direct marketing. In his role as strategy leader, he helps drive Acxiom’s growth through the execution of business strategies designed to meet market changes and/or mitigate competitive threats. For many of these strategies, he also assumes an operational leadership role over the groups while under development. In this regard, he currently operates the Company’s Asia Pacific business.  Mr. Howe joined Acxiom from Fair Isaac & Company, where he served as general manager of that company’s Global Marketing Services (GMS) unit, a business with over $100 million in annual revenue.  Before joining Fair Isaac, he founded and was chairman and CEO of ieWild Inc., a technology company whose software and services were utilized by many of the largest financial services institutions in the U.S.  Mr. Howe has at various times in his career held positions in product marketing, project management, sales management, software development, and construction engineering.  He is a member of the board of the American Lung Association of Arkansas. He holds a bachelor’s degree in structural engineering from Concordia University, Canada, and a master’s degree in engineering from McGill University, Canada.

Ms. Hughes joined Acxiom in 1988 as general counsel and secretary and currently serves as corporate governance officer and secretary.  She is responsible for the Company’s compliance with the rules and regulations of the Securities and Exchange Commission and Nasdaq, for the operations of the Company’s board of directors, and for corporate maintenance of the Company and its subsidiaries.  Prior to joining Acxiom, Ms. Hughes was employed as a corporate securities attorney with the Rose Law Firm in Little Rock, Arkansas, where she represented a number of public companies, including Acxiom.  Prior to that, she served as senior law clerk to Federal District Court Judge Elsijane Trimble Roy, Eastern District of Arkansas, and as assistant attorney general in the administration of then Attorney General Bill Clinton. Ms. Hughes serves on the boards of the Arkansas Repertory Theatre and the Pulaski County United Way. She holds a degree in political science and philosophy from the University of Arkansas at Little Rock and a juris doctorate degree from the University of Arkansas at Little Rock School of Law.

Mr. Jones joined Acxiom in 1999 as business development/legal leader and assistant secretary.  In this position, he leads the strategy and execution of mergers and alliances, assists in the Company’s strategic initiatives, and oversees legal matters.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Entrust, Inc., a public company, and the Arkansas Virtual Academy.  Mr. Jones holds a degree in public administration and a juris doctorate degree from the University of Arkansas.

Mr. Talley serves as Acxiom’s chief technology leader. In this position, he is responsible for the overall architecture of the Company’s technology and leads its research and development efforts. He joined Acxiom in June 1995 as a software developer and became an officer in 2007. During his tenure with the Company, Mr. Talley has been involved in many of Acxiom’s key technology innovations, notably as the chief architect for AbiliTec and Acxiom’s grid infrastructure technology. Prior to joining the Company, he worked for IBM in a variety of software development and networking organizations, including the IBM Federal Systems Division at Johnson Space Center

in Houston, TX; the IBM Information Network in Dallas, TX; and IBM ISSC in Research Triangle Park, NC. Mr. Talley holds a B.S. in computer science from Baylor University, an M.S. in computer science from the University of Texas at Arlington, and an M.S. and Ph.D. in computer science from the University of North Carolina at Chapel Hill.

Mr. Womble joined Acxiom in 1974 and serves as the Company’s global development leader where he oversees global strategy development, including partnerships and merger and acquisition activity outside of the United States.  He previously served for 13 years as a client services leader, overseeing relationships with Acxiom clients in major industries, including financial services, health and government.  During his career at Acxiom, Mr. Womble has worked in several capacities, including application programming design and implementation, sales and client services.  He served on the Acxiom board of directors from 1975 to 2005 and has been an officer since 1975.  Prior to joining Acxiom, he was employed by IBM as a systems engineer and marketing representative.  Mr. Womble is a member of the board of trustees of the Arkansas Arts Center.  He holds a degree in civil engineering from the University of Arkansas.

Mr. Hodges joined Acxiom as an officer in 1998 and currently serves as the division leader of the Acxiom Services Division, overseeing the organizations responsible for marketing database and Customer Data Integration services, digital services, consulting, service delivery, and European operations. Previously, Mr. Hodges served as Acxiom’s chief operations leader, a position that no longer exists.  In that capacity, he was responsible for the Company’s organizations that handled all sales, client relationship management and client services delivery.  He moved into the newly created role in January 2005 after serving more than six years as leader of the Company’s Outsourcing and Information Technology Services Organization. Before joining Acxiom, Mr. Hodges was previously employed for six years with Tascor, the outsourcing subsidiary of Norrell Corporation, most recently serving as senior vice president.  Prior to that time, he served in a number of engineering, sales, marketing and executive positions with IBM for 24 years.  Mr. Hodges holds a degree in industrial engineering from Pennsylvania State University and has done postgraduate studies in operations research at Union College.

Mr. Allen joined Acxiom in 1997 and currently serves as the Services Division’s European organization leader, a position he assumed in April 2006.  As such, he is responsible for Acxiom’s operations in the U.K., France, Germany, Poland, The Netherlands and Portugal.  He also provides direction on a broad range of strategic initiatives impacting Acxiom clients, associates and shareholders.  Previously, Mr. Allen served as the client services organization leader for the Multi Industry Client Services Organization in the U.S., which included such vertical lines of business as automotive, insurance, telecommunications and retail.  Prior to that, he led global development initiatives across the Company, including leadership of Acxiom’s operations in the U.K., France and Australia. He was first named an officer in 2000. Prior to joining Acxiom, he was employed by IBM and EDS in the U.K.  Mr. Allen, a British citizen, holds a bachelor’s degree in biological sciences from the University of East Anglia (U.K.).

Mr. Clay joined Acxiom in 2007 as an officer and serves as financial services organization leader in the Services Division. In this role he is responsible for all sales and relationship management activities for a number of Acxiom’s large financial services clients. Prior to joining Acxiom, Mr. Clay served as vice president–financial services at Electronic Data Systems, Inc. from 2002–2007. During his tenure at EDS, he developed the EDS financial services industry vertical solution offering for CRM, led a “top 10” commercial account generating over $800 million in annual revenue, and led the U.S. financial services product and business strategy.  Prior to that, Mr. Clay was a partner for eight years with Deloitte Consulting, where he served as the Americas’ team leader for CRM-financial services, and as the client-service partner for several large financial services companies in the U.S., the U.K. and Canada. He began his career with SunTrust Bank, where he held management positions within bank operations and retail banking. Mr. Clay holds a bachelor’s degree from Georgia State University, and is certified in business transformation and business process redesign methodologies.

Mr. Hambuchen joined Acxiom in 1992 and currently serves as traditional services organization leader in the Services Division. He is responsible for development, packaging and support of core Acxiom capabilities including Customer Data Integration, Packaged Marketing Database Services and Enterprise Marketing Database Services.  Mr. Hambuchen was first named an officer in 2001 and has served in a number of roles, including the universal services and support organization leader and industry solutions group leader for Acxiom’s Multi Industry Client Services Organization.  He provided technical leadership in the development of industry-specific solutions in communications, automotive, retail, travel and entertainment, insurance, media and investment services.  Before that, Mr. Hambuchen was the group leader and managing director of Acxiom’s European operations, where he led the adoption of core Acxiom capabilities, established standardized Acxiom processes, and oversaw the initial rollout of AbiliTec and InfoBase in the U.K. He serves on the board of directors of Arvest Bank. Mr. Hambuchen holds a degree in industrial engineering from the University of Arkansas, where he is a member of the university’s board of directors for the Information Technology Resource Center.

Mr. Johnson joined Acxiom in 2005 following the acquisition of Digital Impact, Inc. and currently serves as digital organization leader in the Services Division. In this role, he is responsible for the development, sales and delivery of Acxiom’s digital products and services. Mr. Johnson managed Digital Impact’s client services, product development and marketing functions. Before joining Digital Impact, he was the senior vice president of client services at Netcentives, a leading provider of relationship marketing technology and services. He also managed all aspects of that company’s e-mail marketing services division, formerly known as Post Communications. Prior to his tenure at Netcentives, Mr. Johnson co-founded and served as CEO of Passporta.com, an e-commerce business providing hard-to-find local specialties directly from the world’s best sources. He was employed for six years with the Boston Consulting Group, where he provided strategic and operating expertise to leading multinational companies during assignments in North America, China, Japan, Thailand and Europe. He became an officer of Acxiom in 2007. Mr. Johnson holds a B.A. from the University of California at Berkeley and an M.B.A. from Stanford University.

Mr. Lloyd joined Acxiom in 1989 and currently serves as delivery center organization leader in the Services Division, in which role he provides overall delivery leadership for accounts across all Acxiom industries.  He is also responsible for Acxiom’s program management office and opportunity engagement process.  Mr. Lloyd has held a variety of leadership positions within Acxiom, most recently serving as client services group leader focused on client management for several large financial services accounts.  He was first named an officer in 2001.  He holds a degree in finance from the University of Central Arkansas.

Mr. Mangan joined Acxiom in 2006 as an officer and currently serves as consulting organization leader in the Services Division. In this position, he is responsible for driving strategic value in the customer information management industry and generating value-added solutions for new and existing clients through business intelligence. He is also responsible for building Acxiom’s IT consulting practice to deliver Business Information Grid solutions installed at client sites. Prior to joining Acxiom, Mr. Mangan was employed as senior vice president - global consulting services at Convergys Corporation and as a vice president of the EDS global communications industry group. Prior to that, he led the practice of IT Transformation Services as a partner at BearingPoint, Inc. and served as vice president and CIO of Harris Corporation. Mr. Mangan began his career with General Electric’s information systems and financial management programs, progressing to various levels of management positions within GE’s IT and finance departments. He holds a bachelor’s degree in information systems and quantitative analysis from the University of Cincinnati and an M.B.A. from Miami University of Ohio.

Ms. Marr joined Acxiom in 1986 and currently serves as operations management organization leader in the Services Division. In this role, she helps formulate the Company’s overall direction.  She was first named an officer in 2000, and has held a number of leadership roles at Acxiom including delivery center leadership, organizational development, operational effectiveness and client relationship management.  Most recently, she served as delivery center organization leader.  Her industry experience includes the insurance, investment/brokerage, automotive, telecommunications and financial services industries.  Ms. Marr holds a bachelor’s degree in music from Hendrix College in Conway, Arkansas.

Mr. Stalnaker currently serves as financial services organization leader in the Services Division. In this role he is responsible for all sales and relationship management activities for a number of Acxiom’s large financial services clients. He joined Acxiom in 1995 and was first named an officer in 2001.  Before his current assignment, Mr. Stalnaker served in a number of roles within the Company’s financial organization, most recently as financial operations leader/CFO.  Prior to that, he was the financial leader of Acxiom’s largest operating organization while also serving in a business development role for several key clients. Prior to joining Acxiom, Mr. Stalnaker was employed by the Arkansas Public Service Commission as a senior financial analyst.  He worked for several years at a regional public accounting firm located in Little Rock, Arkansas.  Mr. Stalnaker holds a degree in business administration with a major in accounting from the University of Central Arkansas.

Mr. Suther joined Acxiom in 2005 and serves as multi-industry client services organization leader in the Services Division. In this role since April 2007, he is responsible for strategy, operations and shareholder return for the retail, consumer packaged goods, automotive, insurance, technology, travel and entertainment, media and publishing, telecommunications and healthcare industries. Previously, Mr. Suther led Acxiom’s retail and consumer markets industries. He first became an officer in 2007. Prior to joining Acxiom, Mr. Suther served for three years at Metavante, a leading provider of banking and payment technology solutions, most recently as senior vice president and general manager of its Response Data Corporation subsidiary, a provider of consumer funds transfer services. For five years prior to that, he was president of Protagona Worldwide, a then-publicly traded global provider of enterprise marketing software, and in various leadership positions at Unisys, a global information services provider. He is a member of the executive board of directors for the Sam M. Walton College of Business Center for Retailing Excellence at the University of Arkansas. Mr. Suther holds a degree in finance/marketing from Loras College in Dubuque, Iowa where he graduated maxima cum laude.

Mr. Dietz joined Acxiom as an officer in 1970 and has served in a variety of senior-level management positions since that time.  He currently is the division leader of the Products Division. This division is responsible for the InfoBase line of data products, including Personicx, the fraud and risk mitigation products, including InsightIdentify and Acxiom Information Security Services, and the European data products business. Previously, Mr. Dietz served as Acxiom’s products and infrastructure technology organization leader where he managed the deployment of Acxiom’s grid technology and the Company’s internal information systems and business intelligence processes.  He was also involved in the development and rollout of Acxiom’s Customer Data Integration software, AbiliTec, and the growth and expansion of the InfoBase line of data products.  Prior to joining Acxiom, Mr. Dietz was a systems engineer with IBM.  He holds a degree in electrical engineering from Tulane University.

Mr. Fournet joined Acxiom in 2005 following the acquisition of InsightAmerica, Inc. and serves as risk mitigation organization leader in the Products Division. He served as CEO of InsightAmerica from 2003–2005. Prior to that, he served as CEO of DBT Online, a publicly traded public records risk-mitigation company based in Florida, and as chief information and technology officer of Equifax.  Before joining Equifax, Mr. Fournet was employed by GTE and U.S. West, where he held various senior technology management positions.  He also served in the U.S. Army as an intelligence and special operations officer.  He became an officer of Acxiom in 2006. Mr. Fournet holds a bachelor’s degree in architecture from Louisiana State University, a master’s degree in psychology from the University of Illinois, and an M.B.A. in operations research from the University of Southern California.

Mr. May joined Acxiom in 1990 and currently serves as InfoBase organization leader in the Products Division. He first became an officer in 2007. In his current role, Mr. May is responsible for the sales, product development and product management of the Company’s InfoBase products, encompassing all vertical markets and third-party relationships. He has held a variety of leadership positions, most recently serving as sales leader for data products and industry executive for Acxiom’s broker/reseller group. Before that, Mr. May served in sales and operational leadership roles serving the list, retail and packaged goods industries. He has been instrumental in numerous corporate development initiatives, including the development of a cooperative data product, a suite of e-mail products, and new data processing applications. Mr. May holds a degree in finance from the University of Central Arkansas.

Mr. Sunde joined Acxiom in 2005 as an officer and serves as the division leader of the Acxiom Infrastructure Management Division, overseeing the organizations responsible for managing all the IT infrastructure assets for Acxiom and its outsourcing clients. Previously Mr. Sunde served as leader of the Multi Industry Client Services Organization. Prior to joining Acxiom, he was vice president and general manager of Siebel Systems, Inc., where he led Siebel’s alliances organization and was responsible for external alliance partners that acted as joint marketing, sales, development and services channels.  Prior to his three years at Siebel, Mr. Sunde worked in several capacities at Enron Energy Services, Inc., a division of Enron. Prior to that, he worked for IBM in various management positions for over 18 years.  He serves on the boards of Prairie Jackson, Miller Monuments and Easy Shopping Place. He holds a degree in economics from Carleton College in Northfield, Minnesota.

Mr. Zaffaroni joined Acxiom in 1997 and currently serves as leader of the Information Technology Organization in the Infrastructure Management Division.  He previously served as strategic initiatives leader, client services organization leader for Europe, and group leader responsible for one of Acxiom’s largest global financial accounts, as well as clients in areas including healthcare and government. Mr. Zaffaroni was first named an officer in 1999. Prior to joining

Acxiom, he worked for six years for ISSC, IBM’s complex systems integration and systems operations subsidiary, and for 16 years with IBM directly, where he held several management positions. Mr. Zaffaroni holds a B.S. from Pennsylvania State University and has completed numerous business courses, including IBM’s Advanced Management School.

[THIS SPACE LEFT BLANKINTENTIONALLY]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on Nasdaq and trade under the symbol ACXM. The following table reflects the range of high and low closing prices of Acxiom’s common stock as reported by Dow Jones & Company, Inc. for each quarter in fiscal 2007 and 2006.

Fiscal 2007	High	Low
Fourth Quarter	$25.80	$20.99
Third Quarter	25.89	24.09
Second Quarter	26.44	23.50
First Quarter	26.60	21.85

Fiscal 2006	High	Low
Fourth Quarter	$26.50	$22.75
Third Quarter	24.00	18.36
Second Quarter	22.10	18.15
First Quarter	22.60	16.15

Holders

We currently have approximately 2,340 stockholders of record.

Dividends

The Acxiom board of directors has declared quarterly dividend payments since February 4, 2004. The initial payment rate of $.04 per share was increased to $.05 per share on February 2, 2005, and to $.06 per share on November 2, 2006. Prior to 2004, no cash dividends were paid. Pursuant to the terms of the Agreement and Plan of Merger dated May 16, 2007 (the “Merger Agreement”) described above under “Recent Developments,” by and among Acxiom, Axio Holdings LLC and Axio Acquisition Corp., the declaration and payment of dividends has been suspended pending the closing of the Merger Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of March 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	11,784,406 (1)	$21.52	972,712
Equity compensation plans not approved by stockholders	-	-	-

(1)

This figure represents stock options issued under approved stock option plans, 406,725 of which options were assumed in connection with our acquisitions of May & Speh, Inc. in 1998 and Digital Impact, Inc. in 2006.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Acxiom Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2002 and tracks it through March 31, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/07 – 1/31/07	-	-	-	$145,978,623
2/1/07 – 2/28/07	-	-	-
3/1/07 – 3/31/07	-	-	-
Total	-	-	-	$145,978,623

The table above relates to a repurchase program announced by the Company in November 2002. Since November 2002, the board has from time to time approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million. The repurchase program has no designated expiration date. No shares were purchased under this repurchase program during any of the periods indicated.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate. Acxiom does not use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more during the next four quarters than during the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both March 31, 2007 and 2006, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

Acxiom has a presence in the United Kingdom, France, The Netherlands, Germany, Portugal, Poland, China and Canada. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments. Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-29 – F-67, which is attached hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company Leader (principal executive officer) and Chief Administrative Leader/CFO (principal financial and accounting officer), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based upon that evaluation, the Company Leader and Chief Administrative Leader/CFO concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-26 – F-28 and are incorporated by reference.

Changes in Internal Controls

The Company’s management, including the Company Leader and the Chief Administrative Leader/CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, and has concluded that there was no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption “Executive Officers” at the end of Part I of this Report. The remaining information required by this Item appears under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2007 Proxy Statement, which information is incorporated herein by reference. The Acxiom board of directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions. A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.

Item 11. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” in Acxiom's 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership” in Acxiom's 2007 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item appears under the headings “Related-Party Transactions” and “Board and Committee Matters” in Acxiom's 2007 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item appears under the heading “Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2007 Proxy Statement, which information is incorporated herein by reference.

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

Page

Reports of Independent Registered Public Accounting

Firm	F-27 - F-28

Consolidated Balance Sheets as of March 31, 2007 and 2006	F-29

Consolidated Statements of Operations for the years ended
March 31, 2007, 2006 and 2005	F-30

Consolidated Statements of Stockholders' Equity and Comprehensive Income

for the years ended March 31, 2007, 2006 and 2005	F-31

Consolidated Statements of Cash Flows for the years ended

March 31, 2007, 2006 and 2005	F-32 - F-33

Notes to the Consolidated Financial Statements	F-34 - F-67

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2

Agreement and Plan of Merger by and among Acxiom Corporation, Axio Holdings LLC, and Axio Acquisition Corp. dated May 16, 2007 (previously filed on May 22, 2007 as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

3(a)

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b)	Amended and Restated Bylaws (previously filed on March 29, 2007 as Exhibit 3(b) to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

4(a)

Rights Agreement dated January 28, 1998 between Acxiom Corporation and First Chicago Trust Company of New York, as Rights Agent, including the forms of Rights Certificate and of Election to Exercise, included in Exhibit A to the Rights Agreement and the form of Certificate of Designation and Terms of

Participating Preferred Stock of Acxiom Corporation, included in Exhibit B to the Rights Agreement (previously filed as Exhibit 4.1 to Acxiom Corporation's Current Report on Form 8-K dated February 10, 1998, Commission File No. 0-13163, and incorporated herein by reference), as amended on May 16, 2007, such amendment having been previously filed on May 17, 2007 as Exhibit 4.4 to the Acxiom Corporation’s Current Report on Form 8-A/A, and incorporated herein by reference)

10(a)	2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated June 24, 2005, and incorporated herein by reference)

10(b)

Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10(c)

2005 Equity Compensation Plan of Acxiom Corporation (formerly known as the Amended and Restated 2000 Associate Stock Option Plan of Acxiom Corporation) (previously filed as Appendix A to Acxiom Corporation’s Proxy Statement dated June 24, 2005, and incorporated herein by reference)

10(d)

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

10(f)	Acxiom Corporation FY 2008 Leadership Cash Incentive Plan

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

Form of Executive Security Agreement (previously filed as Exhibit 10(g) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, Commission File No. 0-13163, and incorporated herein by reference)

10(n)

Agreement by and among Acxiom Corporation and VA Partners, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC dated August 5, 2006 (previously filed on August 7, 2006 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

10(o)

Amendment No. 1 to Agreement by and among Acxiom Corporation and VA Partners, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC, dated September 20, 2006 (previously filed on September 22, 2006 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

10(p)

Amendment No. 2 to Agreement by and among Acxiom Corporation and VA Partners, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC, dated May 16, 2007 (previously filed on May 22, 2007 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

10(q)

Voting Agreement by and between Acxiom Corporation and ValueAct Capital Master Fund, L.P., dated May 16, 2007 (previously filed on May 22, 2007 as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

21	Subsidiaries of Acxiom Corporation

23	Consent of KPMG LLP

24	Powers of Attorney

31(a)	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32(a)	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ACXIOM CORPORATION

Date: May 30, 2007	By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Corporate Governance Officer & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

William T. Dillard II*	Director	May 30, 2007

William T. Dillard II

Michael J. Durham*	Director	May 30, 2007

Michael J. Durham

Mary L. Good*	Director	May 30, 2007

Mary L. Good

Ann Die Hasselmo*	Director	May 30, 2007

Ann Die Hasselmo

William J. Henderson*	Director	May 30, 2007

William J. Henderson

Rodger S. Kline*	Chief Administrative Leader / CFO	May 30, 2007
Rodger S. Kline	and Director (principal financial and accounting officer)

Thomas F. McLarty, III*	Director	May 30, 2007

Thomas F. McLarty, III

Charles D. Morgan*	Chairman of the Board and	May 30, 2007
Charles D. Morgan	Company Leader

(principal executive officer)

Stephen M. Patterson*	Director	May 30, 2007

Stephen M. Patterson

Jeffrey W. Ubben*	Director	May 30, 2007

R. Halsey Wise*	Director	May 30, 2007

*By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Attorney-in-Fact

ACXIOM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2007

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3 – F-25
Management’s Report on Internal Control Over Financial Reporting	F-26
Reports of Independent Registered Public Accounting Firm	F-27 – F-28
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2007 and 2006	F-29
Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005	F-30
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2007, 2006 and 2005	F-31
Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005	F-32 – F-33
Notes to the Consolidated Financial Statements:
1. Summary of significant accounting policies	F-34 – F-43
2. Restructuring, impairment and other charges	F-43 – F-44
3. Acquisitions	F-45 – F-49
4. Divestitures	F-49
5. Unbilled and notes receivable	F-50
6. Other current and noncurrent assets	F-50 – F-51
7. Goodwill	F-51
8. Software and research and development costs	F-52
9. Property and equipment	F-52
10. Long-term obligations	F-53 – F-54
11. Allowance for doubtful accounts	F-55
12. Commitments and contingencies	F-55 – F-57
13. Stockholders’ equity	F-57 – F-60
14. Income taxes	F-60 – F-63
15. Related party transactions	F-63 – F-64
16. Retirement plans	F-64 – F-66
17. Foreign operations	F-66 – F-67
18. Fair value of financial instruments	F-67
19. Comprehensive income (loss)	F-67 – F-68
20. Segment information	F-68
21. Unaudited selected quarterly financial data	F-69
22. Subsequent event	F-69

ACXIOM CORPORATION

SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years ended March 31,	2007	2006	2005	2004	2003
Statement of operations data:
Revenue	$ 1,395,136	$ 1,332,568	$ 1,223,042	$ 1,010,822	$ 958,222
Net earnings	$ 70,740	$ 64,128	$ 69,718	$ 58,344	$ 21,767
Earnings per share:
Basic	$ 0.86	$ 0.73	$ 0.80	$ 0.68	$ 0.25
Diluted	$ 0.84	$ 0.71	$ 0.74	$ 0.64	$ 0.24

As of March 31,	2007	2006	2005	2004	2003
Balance sheet data:
Current assets	$ 412,876	$ 338,853	$ 333,632	$ 286,326	$ 289,115
Current liabilities	$ 387,788	$ 379,990	$ 364,262	$ 296,103	$ 171,665
Total assets	$ 1,655,904	$ 1,540,498	$ 1,399,879	$ 1,215,784	$ 1,093,246
Long-term obligations, excluding current installments	$ 648,879	$ 376,415	$ 141,704	$ 293,457	$ 289,677
Stockholders' equity	$ 521,311	$ 706,177	$ 814,834	$ 587,216	$ 562,556

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation (“Acxiom” or “the Company”) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration (“CDI”) technology and services, data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia, China and Canada.

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.395 billion, up 4.7 percent from $1.333 billion a year ago, an increase of $62.5 million in annual revenue.
•	Income from operations of $158.8 million, a 21.1 percent increase compared to $131.1 million last year.
•	Diluted earnings per share of $.84, up 18.3 percent from $.71 in fiscal 2006.
•	Pre-tax earnings of $118.1 million, up 13.2 percent from $104.3 million in fiscal 2006.
•

Operating cash flow for the fiscal year was $260.0 million and free cash flow available to equity was $55.2 million. The free cash flow available to equity is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•	Gross margin was 27.3 percent compared to 26.4 percent in the last fiscal year.
•	The repurchase of 11.1 million shares of Acxiom stock through a Dutch Auction Self Tender (“DAST”) for an aggregate purchase price of $283.9 million.
•	Credit agreement restructuring including repayment of existing borrowings and a new long-term loan of $600 million.
•	The acquisition of Equitec, a consulting and analytics company.
•	The acquisition of Harbinger, an international consulting and technology firm.
•	The acquisition of Kefta, an Internet marketing firm.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2007. However, these highlights are not intended to be a full discussion of the Company’s 2007 fiscal year. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2007 is presented below (dollars in millions, except per share amounts):

	2007	2006	2005	% Change 2007-2006	% Change 2006-2005
Revenue
Services	$ 1,061.1	$ 1,012.6	$ 889.7	5%	14%
Data	334.0	320.0	333.3	4	(4)
	$ 1,395.1	$ 1,332.6	$ 1,223.0	5%	9%
Total operating costs and expenses	1,236.3	1,201.5	1,100.8	3	9
Income from operations	$ 158.8	$ 131.1	$ 122.2	21%	7%
Diluted earnings per share	$ 0.84	$ 0.71	$ 0.74	24%	(4)%

Revenues

For the fiscal year ended March 31, 2007, the Company’s revenue was $1,395.1 million, compared to revenue of $1,332.6 million in fiscal 2006, reflecting an increase of $62.5 million or 4.7%. Services revenue increased $48.5 million or 4.8% and data revenue increased $14.0 million or 4.4%. The increase in services revenue is attributable in part to the acquisition of Digital Impact, Inc. (“DI”) in 2006 which added $12.5 million, the acquisition of InsightAmerica, Inc. (“IA”) in 2006 which added $9.2 million, and the acquisition of Equitec in 2007 which added $2.0 million. The remaining contributor was growth in revenues from clients operating in the automotive, retail, and background screening industries. The increase in data revenue is primarily attributable to growth in European operations of $8.1 million, of which 86% was driven by changes in currency conversion rates, and increases in domestic revenues from publishing and banking clients of $4.1 million.

For the fiscal year ended March 31, 2006, the Company’s revenue was $1,332.6 million, compared to revenue of $1,223.0 million in fiscal 2005, reflecting an increase of $109.5 million. Services revenue increased $122.9 million or 14% while data revenue decreased $13.3 million, or 4%. The increase in services revenue is primarily attributable to an increase of $61.1 million in IT Management revenue, an increase of $65.0 million related to the acquisitions of DI, IA, and Smart DM Holdings, Inc. (“SmartDM”) and increases in revenue of $19.6 million from clients in the retail, background screening, automotive, and media and publishing industries. These increases were partially offset by a decrease of $12.3 million in our International business, which was mostly due to the sale of the German lettershop business. All other revenue combined resulted in a net $10.5 million decrease. The industry revenue figures do not include revenue from the European business, as these revenues are not broken out by industry. The decrease in data revenue is primarily attributable to a decrease in International data revenue of $15.3 million. Partially offsetting the decreases in International data revenue were revenues from Acxiom’s InfoBase suite of products, which were up 4%.

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

The following table shows the Company’s revenue by business segment for each of the years in the three-year period ended March 31, 2007 (dollars in millions):

	2007	2006	2005	% Change 2007-2006	% Change 2006-2005
US Services and Data	$ 1,196.4	$ 1,147.7	$ 1010.5	4%	14%
International Services and Data	198.7	184.9	212.5	8%	(13)
Total Revenue	$ 1,395.1	$ 1,332.6	$ 1,223.0	5%	9%

US Services and Data segment revenue for fiscal 2007 increased $48.7 million over fiscal 2006. The increase is primarily attributable to acquisitions as noted above and an increase of $22.7 million from clients in the retail, background screening, automotive, and media and publishing industries.

International Services and Data segment revenue for fiscal 2007 increased $13.8 million over fiscal 2006. The increase is primarily due to exchange rate fluctuations of $11.3 million.

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

For the fiscal year ended March 31, 2007, approximately 73% of the Company’s consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company. These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client’s revenue. However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2007 (dollars in millions):

	2007	2006	2005	% Change 2007-2006	% Change 2006-2005
Cost of revenue
Services	$ 807.0	$ 778.5	$ 697.3	4%	12%
Data	206.6	202.0	208.4	2	(3)
Total cost of revenue	1,013.6	980.5	905.7	3	8
Selling, general and administrative	213.8	211.5	196.1	1	8
Gains, losses and other items, net	8.9	9.5	(1.0)	(6)	-
Total operating costs and expenses	$ 1,236.3	$ 1,201.5	$ 1,100.8	3%	9%

The following table presents the Company’s operating costs and expenses in natural expense categories for each of the years in the three-year period ended March 31, 2007 (dollars in millions):

	2007	2006	2005	% Change 2007-2006	% Change 2006-2005
Salaries and benefits	$ 570.0	$ 503.1	$ 443.8	13%	13%
Computer, communications and other equipment	261.5	299.2	284.7	(13)	5
Data costs	202.7	179.1	169.0	13	6
Other operating costs and expenses	193.2	210.6	204.3	(8)	3
Gains, losses and other items, net	8.9	9.5	(1.0)	(6)	-
Total operating costs and expenses	$ 1,236.3	$ 1,201.5	$ 1,100.8	3%	9%

Gross Profit

The following table presents the Company’s gross profit for each of the years in the three-year period ended March 31, 2007 (dollars in millions):

	2007	2006	2005	% Change 2007-2006	% Change 2006-2005
Services
Revenue	$ 1,061.1	$ 1,012.6	$ 889.7	5%	14%
Cost of revenue	807.0	778.5	697.3	4	12
Gross profit	$ 254.1	$ 234.1	$ 192.4	9%	22%
Gross profit % of services revenue	23.9%	23.1%	21.6%
Data
Revenue	$ 334.0	$ 320.0	$ 333.3	4%	(4)%
Cost of revenue	206.6	202.0	208.4	2	(3)
Gross profit	$ 127.4	$ 118.0	$ 124.9	8%	(6)%
Gross profit % of data revenue	38.1%	36.9%	37.5%
Consolidated
Revenue	$ 1,395.1	$ 1,332.6	$ 1,223.0	5%	9%
Cost of revenue	1,013.6	980.5	905.7	3	8
Gross profit	$ 381.5	$ 352.1	$ 317.3	8%	11%
Gross profit % of consolidated revenue	27.3%	26.4%	25.9%

Gross profit margins for services were 23.9% in fiscal 2007 compared to 23.1% in fiscal 2006 and 21.6% in fiscal 2005. Gross margin improvements, as a result of the Company’s cost reduction initiatives, have been negatively impacted by lower revenue from the financial services industry and IT Services business reflecting the fixed cost nature of portions of the cost base.

The gross profit margins for data were 38.1% in fiscal 2007 compared to 36.9% in fiscal 2006 and 37.5% for fiscal 2005. This margin improvement can be attributed to previous cost reduction programs.

The consolidated gross profit margin for fiscal 2007 was 27.3%, which compares to 26.4% for fiscal 2006 and 25.9% for fiscal 2005.

The cost of services for fiscal 2007 of $807.0 million increased $28.5 million or 4% from fiscal 2006. The increase in cost of services is primarily attributable to acquisitions of DI, IA, and Equitec, which contributed $8.2 million, $6.9 million and $1.3 million, respectively. The remaining increase is due to growth in service revenue.

The cost of services for fiscal 2006 of $778.5 million increased $81.2 million or 12% from fiscal 2005. Cost of services in fiscal 2006 was up related to the increase in IT Management revenue and to other new contracts in the US Services and Data segment. Additionally, cost of services was up by $44.6 million due to the acquisitions completed since the third quarter of fiscal year 2005, and up by $4.2 million due to expenses incurred in the first quarter for additional resources assigned to a major client installation that has now gone into production.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building the Company’s various data products. The cost of data for fiscal 2007 of $206.6 million increased $4.6 million or 2% from 2006. The increase was due to growth in International data revenue. The cost of data for fiscal 2006 of $202.0 million decreased $6.4 million or 3% from fiscal 2005. The decrease in these costs for fiscal 2006 was primarily attributable to a decrease in International data revenue as well as the divestiture of the Company’s real property data compilation business.

Selling, general and administrative expenses for fiscal 2007 of $213.8 million increased $2.3 million or 1.0% from fiscal 2006. The increase in fiscal 2007 was primarily attributable to acquisitions. Selling, general and administrative expense as a percent of total revenue was 15.3% in 2007 compared to 16% in fiscal 2006 and 2005. Selling, general and administrative expenses for fiscal 2006 of $211.5 million increased $15.4 million or 8% from fiscal 2005. The increase in fiscal 2006 was primarily attributable to acquisitions which accounted for $18.1 million of the increase. These increases were partially offset by decreases resulting from the cost reduction program implemented by the Company beginning in the second quarter of 2006.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2007	2006	2005
Loss on Spain closure	$ 6,622	$ -	$ -
Loss on divestitures	-	1,326	31
Leased airplane disposal	-	(1,548)	-
Gain on sale of building	-	(2,787)	-
Restructuring plan charges and adjustments	2,500	12,965	335
Montgomery Ward bankruptcy recoveries	(225)	(452)	(1,350)
	$ 8,897	$ 9,504	$ (984)

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million in write-offs and exit costs, including $0.7 million in severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims, and $2.0 million in asset write-offs and other accruals (see note 2 to the consolidated financial statements). Of this amount, $5.0 million remains accrued at the end of fiscal 2007 and is expected to be paid out in fiscal 2008.

In March 2007, the Company recorded $2.5 million in restructuring included in gains, losses and other items in the consolidated statement of operations. The charges include $1.5 million in severance for payments to approximately 105 associates who were notified in March that they were to be involuntarily terminated; $0.3 million in fees paid to terminate contractors; and $0.7 million for contract termination fees paid to a former senior executive who terminated employment in February 2007.

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

During the periods reported, the Company has received additional payments from the Montgomery Ward bankruptcy trustee. Bankruptcy trustee payments were recorded through gains, losses and other items where the Montgomery Ward bankruptcy expense was originally recorded.

The following table shows the balances that were accrued for the restructuring plans and the Spain closure, as well as the changes in those balances during the years ended March 31, 2005, 2006 and 2007 (dollars in thousands):

Restructuring activities:	Associate-related reserves	Ongoing contract costs	Other accruals	Total
March 31, 2004	$ 2,581	$ -	$ 300	$ 2,881
Payments	(2,916)	-	(300)	(3,216)
Adjustments	335	-	-	335
March 31, 2005	-	-	-	-
Fiscal year 2006 restructuring plan amount	6,800	3,687	2,478	12,965
Payments	(5,593)	(1,944)	(2,219)	(9,756)
March 31, 2006	1,207	1,743	259	3,209
Fiscal year 2007 restructuring plan amount	2,500	-	-	2,500
Payments	(1,414)	(232)	(115)	(1,761)
March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948

Spain closure:
Fiscal 2007 charges	656	113	4,789	5,558
Payments	(378)	(20)	(200)	(598)
March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960

Operating Margins

Fiscal 2007 operating margins were 11.3% compared to 9.8% for fiscal 2006 and 10.0% for fiscal 2005. The 2007 and 2006 operating margins were negatively impacted by the restructuring charges noted above.

Other Income (Expense), Income Taxes and Other Items

Interest expense for fiscal 2007 increased $17.9 million or 62.2% due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (See note 10 to the consolidated financial statements). Interest expense for fiscal 2006 increased $9.6 million or 50% due to increased levels of long-term debt primarily due to the Company’s stock buy-back program and acquisitions (see note 10 to the consolidated financial statements). The Company’s weighted-average interest rate on long-term debt was 6.8% and 5.7% at March 31, 2007 and March 31, 2006, respectively.

Other net increased $3.9 million in fiscal 2007 from fiscal 2006. Other net includes interest income on notes receivable, invested cash balances, and tax refunds of $3.6 million, $1.5 million and $3.0 million in fiscal 2007, 2006 and 2005 respectively. The interest income in fiscal 2005 includes interest income of $1.1 million from the Internal Revenue Service due to the filing of amended returns from prior years.

The Company’s effective tax rate was 40.0% in fiscal 2007 compared to 38.5% in fiscal 2006 and 34.4% in fiscal 2005. The rate for fiscal 2007 was impacted by losses in Spain for which there was no tax benefit, and adjustment of reserves related to the research tax credit. Together these two items increased tax expense by approximately $3.8 million. The effective rate for 2006 reflects certain costs incurred related to the Company’s defense against ValueAct’s attempted takeover, which were determined to be non-deductible for federal income tax purposes and have therefore been accounted for as non-deductible expense. The fiscal 2005 rate was impacted by a $2.0 million contingency reserve reversal. This reversal was the result of a settlement with the IRS regarding the timing of deductions for warrants issued to a customer on terms more favorable than previously expected. The 2005 rate also included a $1.0 million benefit from research credits claimed in the 2004 tax return in excess of the amount calculated in the 2004 accrual.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at March 31, 2007 totaled $25.1 million compared to a negative $41.1 million at March 31, 2006. Total current assets increased $74.0 million, including a $24.2 million increase in accounts receivable, but current liabilities increased $7.8 million. Cash provided by operating activities was $259.9 million compared to $275.8 million in fiscal 2006 and $247.0 million in fiscal 2005. Operating cash flow in 2006 and prior years included the income tax benefit of the exercise of stock options and warrants. This benefit is now required to be reported as a financing activity under SFAS 123R. The amount included in operating cash flow for fiscal 2006 was $19.1 million. The increase in operating cash flow for 2006 was consistent with the increase in depreciation and amortization of $36.0 million, partially offset by other operating cash flow items.

Accounts receivable days sales outstanding was 72 days at March 31, 2007 and was 68 days at March 31, 2006, and is calculated as follows (dollars in thousands):

	2007	2006
Numerator – trade accounts receivable, net	$ 285,850	$ 261,624
Denominator:
Fourth quarter revenue	357,271	344,343
Number of days in fourth quarter	90	90
Average daily revenue	$ 3,970	$ 3,826
Days sales outstanding	72	68

Investing activities used $128.7 million in fiscal 2007 compared to $210.1 million in fiscal 2006 and $127.7 million in fiscal 2005. Investing activities in 2007 included capitalized software development costs of $27.4 million as compared to $21.9 million in fiscal 2006 and $20.3 million in fiscal 2005. Capital expenditures were $14.2 million in 2007 compared to $6.8 million in 2006 and $14.3 million in fiscal 2005. Deferral of costs and data acquisition costs were $66.7 million in 2007 compared to $70.5 million in 2006 and $53.4 million in fiscal 2005. Deferral of costs, which include both salaries and benefits and other direct and incremental third party costs incurred in connection with setup activities on client contracts, as well as deferred costs related to data, decreased $3.7 million in 2007 and increased $17.0 million in 2006.

Total spending on capitalized software, as discussed above, and research and development expense was $46.5 million in fiscal 2007, $37.5 million in fiscal 2006 and $35.7 million in fiscal 2005. Research and development expense, charged to cost of revenue, was $19.1 million in fiscal 2007, $15.6 million in fiscal 2006 and $15.4 million in fiscal 2005.

Investing activities also reflect net cash paid for acquisitions of $33.1 million in fiscal 2007 compared to $144.6 million in fiscal 2006 and $42.2 million in fiscal 2005. Fiscal 2007 included cash paid for the acquisition of Equitec for $14.4 million, Harbinger for $9.4 million, and Kefta for $8.9 million. The remainder of the cash paid for acquisitions in fiscal 2007 relates to fees paid on acquisitions made in the prior year and purchases of minority interests on prior acquisitions. Fiscal 2006 included $106.9 million paid for the acquisition of DI and $37.0 million paid for the acquisition of IA. The remainder of the cash paid for acquisitions in fiscal 2006 relates to fees paid on acquisitions made in the prior year and purchases of minority interests on prior acquisitions. Fiscal 2005 includes $5.6 million paid for the acquisition of ChinaLOOP in October 2004 and $18.6 million paid for the acquisition of SmartDM in January 2005. The Company also paid an additional $9.3 million for the Consodata acquisition, which includes the amount paid for Consodata Germany, additional payments for acquisition fees, and payments to minority shareholders of Consodata. An additional $8.7 million was paid for the Claritas companies, including acquisition fees and payments to the former owner of Claritas for working capital adjustments. Proceeds from the disposition of operations were $4.8 million in fiscal 2006. These proceeds included $4.0 million from collection on a note receivable from a previous disposition and $0.8 million from current-year dispositions. Notes 3 and 4 to the consolidated financial statements discuss the acquisitions and dispositions in more detail.

In fiscal 2007 the Company received $10 million and in fiscal 2006 the Company received $20.0 million for the sale and license of software to EMC Corporation (“EMC”) (see note 8 to the consolidated financial statements for more information).

Investing activities also include $5.1 million related to sales of assets in fiscal 2006, including $3.6 million from the sale of an unused facility. Payments received on investments of $2.8 million in 2007, $3.8 million in 2006, and $2.5 million in 2005 include sales or collections on a number of investments.

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits. Although the Company has no commitment to continue to do so, it may fund such losses and deficits until these investments become profitable. The Company may, at its discretion, decide not to provide financing to these investments during future periods. In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($4.1 million at March 31, 2007). In the event that declines in the value of its investments occur and continue, the Company may be required to record impairment charges related to its investments.

The Company has generated free cash flows available to equity of $55.2 million in fiscal 2007, $99.8 million in fiscal 2006 and $67.4 million in fiscal 2005, as shown below (in thousands):

(dollars in thousands)	2007	2006	2005
Net cash provided by operating activities	$ 259,952	$ 275,833	$ 247,014
Less:
Tax benefit of stock options and warrants	-	(19,097)	(9,043)
Sub-total	259,952	256,736	237,971
Plus:
Payments received from investments	2,758	3,760	2,533
Proceeds received from disposition of operations	-	4,844	-
Proceeds received from the disposition of assets	-	5,123	-
Less:
Capitalized software development costs	(27,443)	(21,903)	(20,294)
Capital expenditures	(14,225)	(6,848)	(14,330)
Deferral of costs and data acquisition costs	(66,687)	(70,454)	(53,428)
Payments on capital leases and installment payment arrangements	(76,135)	(72,232)	(60,886)
Payments on software and data license liabilities	(26,897)	(29,069)	(24,748)
Other required debt payments	(10,235)	(9,302)	(8,471)
Sub-total	41,088	60,655	58,347
Plus:
Tax benefit of stock options and warrants	4,142	19,097	9,043
Sub-total	45,230	79,752	67,390
Plus:
Cash collected from sale of software	10,000	20,000	-
Free cash flow available to equity	$ 55,230	$ 99,752	$ 67,390

Free cash flow available to equity is not a generally accepted accounting principle (“GAAP”) financial measure. A “non-GAAP financial measure” is defined as a numerical measure of the Company’s financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s consolidated financial statements. Free cash flow available to equity, as defined by the Company, may not be comparable to similarly titled measures reported by other companies. Management of the Company has included free cash flow available to equity in this filing because it represents the amount of money available for the Company’s discretionary spending after funding all required payments including scheduled debt payments and it therefore provides investors with a useful alternative measure of liquidity by allowing an assessment of the amount of cash available for general corporate and strategic purposes. The above table reconciles free cash flow available to equity to net cash provided by operating activities, the nearest comparable GAAP measure.

As a result of income tax operating loss carryforwards and credits, the Company did not pay any significant federal or state income taxes in fiscal 2005. The Company utilized most of the net operating loss carryforwards during fiscal 2006 and began paying income taxes.

On November 14, 2002, the Company announced a common stock repurchase program. From that date until March 31, 2007, the Company has repurchased, excluding shares purchased under the DAST, 21.7 million shares of its common stock for an aggregate purchase price of $404.0 million (average price of $18.51 per share) under this repurchase program. The Company repurchased 0.6 million shares at an average $24.04 per share for an aggregate $13.9 million in 2007. Repurchases of 12.1 million shares for an aggregate price of $231.5 million and 3.0 million shares for an aggregate purchase price of $67.9 million were made in fiscal 2006 and 2005, respectively. Cash paid for repurchases in these fiscal years differs from the aggregate purchase price due to trades which were settled shortly after the end of each fiscal year. Cash paid for repurchases was $299.3 million, $233.8 million and $64.2 million in fiscal 2007, 2006 and 2005, respectively.

Financing activities in fiscal 2007 used $101.8 million including $178.1 million in net proceeds from debt and $33.5 million in sales of stock, offset by dividends paid of $18.2 million and stock repurchases of $299.3 million. Also included in financing activities in fiscal 2007 was the tax benefit from the exercise of stock options and warrants of $4.1 million. Previously this amount was reported in operating activities but is now required to be reported in financing under SFAS 123R. Financing activities in fiscal 2006 used $61.8 million including $130.8 million in net proceeds from debt and $58.6 million in sales of stock, offset by dividends paid of $17.4 million and stock repurchases of $233.8 million as discussed above. Financing activities in fiscal 2005 used $129.6 million including $95.2 million in net repayments of debt, $14.6 million in cash dividends and $64.2 million in stock repurchases as discussed above offset by sales of common stock of $44.4 million.

In each of the fiscal years 2007, 2006 and 2005, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction. The incurrence of this debt appears on the Consolidated Statements of Cash Flows under “supplemental cash flow information.” Acquisitions under capital leases were $58.9 million in 2007 compared to $85.3 million in 2006 and $90.6 million in 2005, and construction and other financing was $18.4 million in 2007 compared to $10.8 million in 2006 and was $21.8 million in 2005. Payment of this debt in future periods will be reflected as a financing activity. The Company has also included details of its debt payments within the “supplemental cash flow” information.

The Company intends to use its future free cash flow to repay debt, to repurchase shares of its common stock (when accretive to earnings per share), for possible future acquisitions, for payments of dividends, and for other general business purposes. Dividends will be reviewed quarterly and declared by the board of directors at its discretion.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $70 million due September 15, 2012 (see note 10 to the consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At March 31, 2007 there were no revolving credit borrowings outstanding and the Company had $200 million available under the new credit agreement. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

The Company’s debt-to-capital ratio, as calculated below, was 55% at March 31, 2007 compared to 35% at March 31, 2006 (dollars in thousands).

	March 31, 2007	March 31, 2006
Numerator - long-term obligations, net of current installments	$ 648,879	$ 376,415
Denominator:
Long-term obligations, net of current installments	648,879	376,415
Stockholders’ equity	521,311	706,177
	$ 1,170,190	$ 1,082,592
Debt-to-capital ratio	55%	35%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $106.9 million and $93.5 million at March 31, 2007 and 2006, respectively.

The increase in the ratio is due to the Company’s use of debt in the current fiscal year to acquire treasury stock. On September 12, 2006, the Company repurchased 11.1 million of its common shares for approximately $283.9 million through a DAST (see note 13 to the consolidated financial statements). Borrowings under the new credit facility (see note 10 to the consolidated financial statements), which closed September 15, 2006, primarily funded the DAST and repaid existing debt.

Funded Software Arrangement

On December 29, 2005, the Company entered into a definitive Asset Purchase and License Agreement (the “Agreement”) with EMC. The Agreement provides, among other things, for the purchase by EMC of the Company’s information grid operating system software (the “Base Technology”) and for the grant of a perpetual license from EMC to the Company of the Base Technology and further developments for the Company’s continued use in connection with its business. The Company also licensed other ancillary related technology to EMC.

Under the terms of the Agreement, the parties will work together to further develop the Base Technology. EMC paid the Company $20 million in fiscal 2006 and $10 million in fiscal 2007. These payments received by Acxiom from EMC pursuant to the Agreement have offset capitalized software balances associated with development of the sold and licensed technology. These payments have no effect on revenue, earnings, or operating cash flow, but have contributed to free cash flow available to equity. The reduction in the capitalized balance will reduce future amortization expense.

The Agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the Agreement. The option price was $5 million at inception, is currently $15 million, and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom will retain its perpetual license to the Base Technology and further developments of the Base Technology.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.0 million at March 31, 2007. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $243.4 million, and as of March 31, 2007 the Company has a future commitment for lease payments of $24.8 million over the next five years.

During fiscal 2006, the Company terminated the lease for a second aircraft which was then sold by the lessor. Under the terms of the lease, the Company was entitled to the proceeds of the airplane sale, net of the payoff value of the lease. As a result of this lease termination, the Company received net proceeds of $1.5 million which is included in gains, losses and other items.

In fiscal 2007, the Company occupied a 30,000 square foot data center in Little Rock, Arkansas. Total construction costs of this facility were approximately $18 million. In connection with certain of the Company’s other buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at March 31, 2007 was $5.0 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $10.2 million at March 31, 2007 and $4.0 million at March 31, 2006.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at March 31, 2007 (dollars in thousands):

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Capital lease and installment payment obligations	$ 65,391	$ 28,670	$ 13,681	$ 1,947	$ 640	$ 11,070	$ 121,399
Software and data license liabilities	26,920	15,060	2,635	-	-	-	44,615
Warrant liability	-	-	-	-	-	1,651	1,651
Term Loan	6,000	6,000	6,000	6,000	303,000	220,000	547,000
Other long-term debt	8,610	12,880	1,110	12,417	424	5,694	41,135
Total long-term obligations	106,921	62,610	23,426	20,364	304,064	238,415	755,800
Synthetic aircraft leases	931	931	931	698	-	-	3,491
Synthetic equipment and furniture leases	9,265	8,498	3,510	68	-	-	21,341
Total synthetic operating leases	10,196	9,429	4,441	766	-	-	24,832
Equipment operating leases	2,329	1,155	354	164	9	-	4,011
Building operating leases	17,211	14,634	11,794	8,854	7,600	46,913	107,006
Partnerships building leases	2,144	2,155	47	-	-	-	4,346
Related party aircraft lease	900	900	900	900	375	-	3,975
Total operating lease payments	32,780	28,273	17,536	10,684	7,984	46,913	144,170
Operating software license obligations	5,082	4,904	4,888	1,370	1,370	686	18,300
Total operating lease and software license obligations	37,862	33,177	22,424	12,054	9,354	47,599	162,470
Total contractual cash obligations	$ 144,783	$ 95,787	$ 45,851	$ 32,418	$ 313,418	$ 286,014	$ 918,270

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ 4,398	$ -	$ -	$ 4,398
Purchase commitments on synthetic equipment and furniture leases	1,862	1,754	4,030	-	-	-	7,646
Other purchase commitments	68,269	16,234	10,991	7,522	2,473	4,377	109,866
Total purchase commitments	$ 70,131	$ 17,988	$ 15,021	$ 11,920	$ 2,473	$ 4,377	$ 121,910

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director (see note 15 to the consolidated financial statements). The Company has also agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $2.6 million at March 31, 2007) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

In March 2007, the Company entered into a contract with Guava Acquisitions, LLC (“Guava”), a wholly owned subsidiary of Time Value Property Exchange, Inc. to acquire an aircraft. The Company entered into a short-term operating lease for the aircraft with Guava and expects to spend approximately $6.0 million in leasehold improvements to upgrade the aircraft. Once the Company has completed the upgrade, it will cancel the operating lease and purchase the aircraft from Guava for $5.5 million.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2007 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 10,248
Residual value guarantee on synthetic aircraft lease	1,759
Residual value guarantee on related party aircraft lease	2,628
Guarantees on certain partnership and other loans	5,038
Outstanding letters of credit	10,228

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $12.4 million as of March 31, 2007.

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

Acquisitions

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet that is based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. Kefta’s results of operations will be included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenues are approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. Harbinger is an international consulting and technology firm that develops software tools and training programs for personnel involved in homeland defense, national security and the prevention of international terrorism. The Company will use Harbinger’s best-in-class technologies and specialized expertise to help commercial clients expand internationally while Harbinger will expand the Company’s products and services to the federal government intelligence and law enforcement markets. The Company paid $9.4 million, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger. The interest-free promissory note requires a $1 million payment on March 15, 2008 and the remaining $0.3 million payment on March 15, 2009. Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007. Harbinger’s total annual revenue is approximately $5.4 million.

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.4 million in cash for Equitec, and issued shares of the Company’s common stock with an approximate value of $3.6 million. The $18.0 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement under which the Company may pay up to an additional $12 million based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. Equitec’s results of operations are included in the Company’s consolidated results beginning January 1, 2007. Equitec’s annual revenue for the year prior to acquisition was approximately $11.3 million.

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”) a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the year ended March 31, 2006 relating to the earnout agreement. Under the provisions of the earnout agreement, the Company may pay up to an additional $7.6 million based on IA’s achievement of certain quarterly revenue and earnings targets over the period ending December 31, 2007. The Company is currently negotiating with the former owners over the amount required to be paid under the earnout agreement and expects to complete these negotiations in the first quarter of fiscal 2008. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues at the date of acquisition were approximately $18 million.

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

In fiscal 2004, the Company completed the acquisition of the Claritas Europe group of companies for approximately $38.0 million, net of cash acquired. The final purchase price is still subject to adjustment based on an agreement between the parties as to the final working capital amounts purchased. During the fourth quarter of fiscal 2006 the Company recorded an additional liability to VNU (the former owner) for approximately $2.6 million, which is management’s best estimate of the amount to be ultimately paid less $0.8 million expected to be collected from VNU for aged accounts receivable. The Company is in discussions with VNU and expects to resolve the amount owed to VNU and make the final payment in fiscal 2008.

See note 3 to the consolidated financial statements for more information about the Company’s acquisitions.

Subsequent Event

On May 16, 2007, the Company announced it has entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. The merger is expected to close in the next three to four months and is subject to approval by the Company’s shareholders, regulatory approvals and other customary closing conditions. The merger agreement is attached as exhibit 2.1 to Acxiom’s current reports on Form 8-K and Form 8-K/A as filed on May 22, 2007 and May 23, 2007, respectively.

Seasonality and Inflation

Although the Company cannot accurately determine the amounts attributable to inflation, the Company has been affected by inflation through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale and other operational efficiencies. The Company has established a pricing policy for long-term contracts, which provides for the effects of expected increases resulting from inflation.

The Company’s traditional direct marketing operations experience their lowest revenue in the first quarter and highest revenue in the third quarter of the fiscal year. In order to minimize the impact of these fluctuations, the Company continues to seek long-term strategic partnerships with more predictable revenues. Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 73% in fiscal 2007 compared to 71% in fiscal 2006 and 74% in fiscal 2005.

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at subsequent annual stockholders meetings. He resigned from the board effective February 28, 2006 at which time transactions with TransUnion were no longer considered related-party transactions. Acxiom recorded revenue from TransUnion of $106.5 million and $96.0 million in fiscal 2006 and 2005, respectively.

See note 15 to the consolidated financial statements for additional information on certain relationships and related transactions.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Germany, Spain, Portugal, Poland, Australia, Canada and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company’s European operations had earnings of $1.2 million in fiscal 2007, net losses of $3.7 million in fiscal 2006, and earnings of $6.8 million in fiscal 2005. Fiscal 2007 and 2006 include the impact of recording certain of the gains, losses and other items within European operations. The Australian operation had net income of $0.5 million for fiscal 2007 and net losses of $0.2 million for fiscal 2006 and $0.4 million for fiscal 2005. ChinaLOOP had approximately break-even net earnings for the period from October 25, 2004 (date of acquisition) through March 31, 2005 and net losses of $0.6 million for fiscal 2006 and $0.8 million for fiscal 2007. The Company’s Japanese operation, which was closed during early fiscal 2006, incurred net losses of approximately $0.7 million in fiscal 2006 and $2.4 million in fiscal 2005. The Company’s Canadian operations, which commenced in November 2006 with the opening of a data center in the Toronto area, had net losses of $0.3 million.

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

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition. Deferred revenue at March 31, 2007 was $113.3 million compared to $123.9 million at March 31, 2006.

In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate. The Company recognized revenue of $9.6 million in 2007, $15.8 million in 2006 and $17.4 million in 2005 for hardware and software where the Company has determined that up-front revenue recognition is appropriate.

In fiscal 2007, 2006 and 2005 all of the $9.6 million, $15.8 million and $17.4 million in revenue, respectively, noted above was recorded on a gross basis.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in accounts receivable were $81.6 million and $75.1 million, respectively, at March 31, 2007 and 2006.

The Company does not provide end-users with price-protection or rights of return. The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made. The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Software, Purchased Software Licenses, and Research and Development Costs – The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”) and the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred. Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. The Company recorded amortization expense and impairment charges related to internally developed computer software of $19.1 million in fiscal 2007, $27.0 million in fiscal 2006 and $29.8 million in fiscal 2005. Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization of $19.1 million in fiscal 2007, $15.6 million in fiscal 2006 and $15.4 million in fiscal 2005 were charged to operations during those years.

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term obligations. Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years. The Company recorded amortization of purchased software licenses of $45.0 million in fiscal 2007, $43.6 million in fiscal 2006 and $35.6 million in fiscal 2005. Some of these purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements. Therefore, amortization lives are periodically reevaluated and, if necessary, adjusted to reflect current and future expected usage based on units-of-production amortization. Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract. While the Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

Capitalized software, including both purchased and internally developed, is reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value. In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product. A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value. At March 31, 2007, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no impairment exists. However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge. Additionally, should future project revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($195.6 million at March 31, 2007).

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At March 31, 2007, the Company believes that no impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed at least annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year. The Company completed part one of an annual, two-part impairment analysis of its goodwill and has determined that no impairment of its goodwill existed as of April 1, 2006. In addition, due to the closure of a small portion of its European operation, the Company re-performed part one of the test during the fourth quarter and determined that no impairment existed as of January 1, 2007. Accordingly, step two of the goodwill impairment test was not required for fiscal 2007. Changes in circumstances may require the Company to perform impairment testing on a more frequent basis. No assurance can be given by the Company that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that the Company’s goodwill balances are impaired.

In completing step one of the tests and making the assessment that no potential impairment of the Company’s goodwill existed, management has made a number of estimates and assumptions. In particular, the growth in revenue and margins and discount rates used by management in determining the fair value of each of the Company’s reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors. For the International segment, management has used growth rates of 5.6% for the first year, 5% to 8% for years two through five, and 4% thereafter. For the US segment, management has used growth rates of 4% for the first year, 8% to 11% for years two through five, and 4% thereafter. Projected margins for the International segment range from 5.3% to 13.5%, and projected margins for the U.S. segment range from 14.2% to 18%. Management has used a discount rate of 12 percent for both segments, representing an approximation of the Company’s weighted-average cost of capital, which resulted in an excess of fair value over the net assets of each of the Company’s reporting units. Assuming the same growth and margin rates, a discount rate of greater than 18% would be necessary to indicate potential impairment of the International segment and a discount rate of greater than 34% would be necessary to indicate impairment of the US segment, resulting in the need to proceed to step two of the impairment test. Alternatively, assuming the 12 percent discount rate but assuming no growth and declining margins for the US segment and only 0.5% growth and declining margins for the International segment for the first five years and 4% growth thereafter would also not indicate impairment. Additionally, the Company has determined that its reporting units should be aggregated up to reportable segments for use in analyzing its goodwill and assessing any potential impairment thereof, on the basis of similar economic characteristics in accordance with the guidance in SFAS No. 131 and SFAS No. 142. However, should a determination be made that such aggregation of some or all of the Company’s reporting units is not appropriate, the results of step one of the goodwill impairment test could, in the future, indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

Stock-Based Compensation Accounting – The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires compensation cost related to stock options and other share-based payments be recognized in the financial statements. The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. During the fiscal year ended March 31, 2005, and prior to adoption of SFAS 123R, the Company accelerated vesting of substantially all unvested options. Remaining unvested share-based compensation granted prior to April 1, 2006, relates to options granted to outside directors which were not accelerated, options held by certain terminated associates that were forfeited or cancelled with the passage of time, options issued as a result of the Digital Impact acquisition (see note 4 to the consolidated financial statements) and restricted stock units granted during fiscal 2006.

Fully diluted shares outstanding and diluted earnings per share (“EPS”) include the effect of “in-the-money” stock options and warrants (calculated based on the average share price for the period), restricted stock and convertible debt.

The dilution from employee options, warrants, and restricted stock, as computed under the treasury stock method, fluctuates based on changes in the price of the Company’s common stock. If the price of the Company’s stock decreases, fewer options and warrants are “in the money” and the impact on diluted earnings per share is smaller. If the price of the Company’s stock increases, more options and warrants are “in the money” and the impact on diluted earnings per share is greater. As shown in note 1 to the consolidated financial statements, the impact on diluted earnings per share from stock options, warrants and restricted stock during the current year was approximately 2.6%.

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

In addition to client contract costs, the Company defers direct and incremental costs incurred in connection with obtaining other contracts, including debt facilities, lease facilities, and various other arrangements. Costs deferred in connection with obtaining scheduled debt facilities are amortized over the term of the arrangement using the interest method. Costs deferred in connection with lease facilities or revolving credit facilities are amortized over the term of the arrangement on a straight-line basis.

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

Total deferral of costs and data acquisition costs were $66.7 million in fiscal 2007, $70.5 million in fiscal 2006 and $53.4 million in fiscal 2004. At March 31, 2007, the Company had recorded on its consolidated balance sheet deferred costs, net of accumulated amortization, of $137.7 million and data acquisition costs of $35.4 million.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) in June, 2006. FIN 48 requires a company to use a more-likely-than-not standard in recognizing the benefit of a position taken in an income tax return. FIN 48 will be effective for the Company beginning April 1, 2007. Any adjustment required by the implementation of FIN 48 will be reflected as an adjustment to the balance of retained earnings as a change in accounting principle. The Company has begun, but not yet completed, an assessment of the impact of applying FIN 48 to its income tax positions.

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

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) in September 2006. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires the funded status of the plan to be measured at the date of the year-end balance sheet. SFAS 158 is effective for Acxiom as of March 31, 2007. Acxiom only has two small defined-benefit pension plans covering certain European employees. Implementation of SFAS 158 had no impact on the Company’s financial statements at March 31, 2007 since the Company had already recognized the liability for the under-funded amount of these plans. The Company already measures the funded status of its plans as of the year-end balance sheet date.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 generally requires registrants to evaluate the materiality of errors in financial statements using both the “rollover” method and the “iron curtain” method which are methods of evaluating errors originating in a prior year on the current-year financial statements. SAB 108 provides that if initial application requires the registrant to restate prior-year financial statements, the registrant may reflect the changes to years ending before November 15, 2006 using a cumulative-effect adjustment rather than restating prior years. Implementation of SAB 108 has not required any restatement or cumulative effect adjustments to prior years.

The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The intent of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for Acxiom as of April 1, 2008. The Company does not currently hold the types of assets and liabilities covered under the scope of this statement; therefore management does not expect to avail itself of the elections offered.

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

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•

The possibility that we may incur expenses related to unsolicited proposals or other efforts by others to acquire or control the Company; the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit; certain contracts may not be closed, or may not be closed within the anticipated time frames; the possibility that certain contracts may not generate the anticipated revenue or profitability;

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, we determined that, as of March 31, 2007 the Company’s internal control over financial reporting is effective based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has excluded the operations of Equitec, Harbinger, and Kefta from its assessment of internal control over financial reporting as of March 31, 2007 because they were acquired by the Company in business combinations completed during the third (Equitec) and fourth quarters (Harbinger and Kefta) of fiscal year 2007. The audited consolidated financial statements of the Company include results of Equitec, Harbinger, and Kefta but management’s assessment does not include an assessment of the internal control over financial reporting of these entities. The acquired companies represent approximately $3.1 million of the Company’s consolidated revenue for the year ended March 31, 2007 and $39.5 million of the Company’s consolidated assets as of March 31, 2007.

KPMG LLP, the Company’s independent registered public accounting firm that audited the financial statements included in the annual report, has issued an audit report appearing on the following page on our assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Acxiom Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, management’s assessment that Acxiom Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Acxiom Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired the Equitec division of The Henry Group, Ltd (Equitec); Harbinger Associates, LLC (Harbinger); and Kefta Inc. (Kefta) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, Equitec’s, Harbinger’s, and Kefta’s internal control over financial reporting associated with total assets of $39.5 million and total revenues of $3.1 million included in the consolidated financial statements of the Company as of and for the year ended March 31, 2007. Our audit of internal control over financial reporting of Acxiom Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Equitec, Harbinger and Kefta.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 25, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

May 25, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, during 2007, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ KPMG LLP

Dallas, Texas

May 25, 2007

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 37,776	$ 7,705
Trade accounts receivable, net, including receivable from related parties of $821 in 2007 and $758 in 2006 (notes 11 and 15)	285,850	261,624
Deferred income taxes (note 14)	22,341	24,587
Refundable income taxes	7,657	-
Other current assets (notes 6 and 16)	59,252	44,937
Total current assets	412,876	338,853
Property and equipment, net of accumulated depreciation and amortization (note 9)	312,292	333,771
Software, net of accumulated amortization of $134,183 in 2007 and $116,379 in 2006 (note 8)	44,289	45,509
Goodwill (notes 3 and 7)	522,046	472,401
Purchased software licenses, net of accumulated amortization of $300,674 in 2007 and $240,374 in 2006 (note 8)	151,326	155,518
Unbilled and notes receivable, excluding current portions (notes 4 and 5)	16,742	19,139
Deferred costs, net of accumulated amortization of $116,763 in 2007 and $87,349 in 2006	137,684	112,817
Data acquisition costs, net of accumulated amortization of $112,581 in 2007 and $76,951 in 2006	35,398	40,828
Other assets, net (note 6)	23,251	21,662
	$ 1,655,904	$ 1,540,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 10)	$ 106,921	$ 93,518
Trade accounts payable	54,808	44,144
Accrued expenses (notes 2 and 16):
Payroll	33,663	32,139
Other	79,078	81,428
Income taxes	-	4,845
Deferred revenue	113,318	123,916
Total current liabilities	387,788	379,990
Long-term obligations:
Long-term debt and capital leases, net of current installments	631,184	353,692
Software and data licenses, net of current installments	17,695	22,723
Total long-term obligations (note 10)	648,879	376,415
Deferred income taxes (note 14)	97,926	77,916
Commitments and contingencies (notes 2, 3, and 12)
Stockholders' equity (notes 3 and 13):
Common stock, $0.10 par value (authorized 200 million shares; issued 111.4 million and 109.5 million shares at March 31, 2007 and 2006, respectively)	11,145	10,946
Additional paid-in capital	718,336	677,026
Unearned stock-based compensation	-	(1,941)
Retained earnings	462,844	410,278
Accumulated other comprehensive income (note 19)	17,526	2,205
Treasury stock, at cost (32.9 million and 21.3 million shares at March 31, 2007 and 2006, respectively)	(688,540)	(392,337)
Total stockholders' equity	521,311	706,177
	$ 1,655,904	$ 1,540,498
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Revenue:
Services, including revenue from related parties of $2.2 million in 2007, $107.4 million in 2006 and $97.0 million in 2005 (note 15)	$ 1,061,103	$ 1,012,549	$ 889,675
Data	334,033	320,019	333,367
Total revenue	1,395,136	1,332,568	1,223,042
Operating costs and expenses
Cost of revenue
Services	806,991	778,490	697,323
Data, including expenses to a related party of $16.3 million in 2006 and $13.7 million in 2005	206,629	201,950	208,388
Total cost of revenue	1,013,620	980,440	905,711
Selling, general and administrative	213,849	211,541	196,123
Gains, losses and other items, net	8,897	9,504	(984)
Total operating costs and expenses	1,236,366	1,201,485	1,100,850
Income from operations	158,770	131,083	122,192
Other income (expense):
Interest expense	(46,632)	(28,744)	(19,191)
Other, net	5,933	2,005	3,200
Total other income (expense)	(40,699)	(26,739)	(15,991)
Earnings before income taxes	118,071	104,344	106,201
Income taxes (note 14)	47,331	40,216	36,483
Net earnings	$ 70,740	$ 64,128	$ 69,718

Earnings per share:
Basic	$ 0.86	$ 0.73	$ 0.80
Diluted	$ 0.84	$ 0.71	$ 0.74

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands)

Common Stock	Accumulated	Treasury stock (note 13)
	Number of shares	Amount	Additional paid-in capital	Unearned stock-based compensation	Comprehensive income (loss)	Retained earnings	other comprehensive income (loss) (note 20)	Number of shares	Amount	Total stockholders' equity
Balances at March 31, 2004	92,258,043	$ 9,226	$ 361,256	$ -		$ 308,487	$ 2,940	(6,321,160)	$ (94,693)	$ 587,216
Tax benefit of stock options and warrants exercised	-	-	9,043	-	$ -	-	-	-	-	9,043
Exercise of warrants	-	-	(908)	-	-	-	-	36,353	908	-
Employee stock awards, benefit plans and other issuances	2,553,926	255	44,147		-	-	-	23,203	382	44,784
Conversion of bonds to stock (note 10)	9,588,192	959	170,674		-	-	-	-	-	171,633
Acquisition of Smart DM (note 3)	-	-	349	-	-	-	-	67,626	1,367	1,716
Non-cash share-based compensation	-	-	3,595	-	-	-	-	-	-	3,595
Acquisition of treasury stock	-	-	-	-	-	-	-	(2,993,108)	(67,898)	(67,898)
Dividends	-	-	-	-	-	(14,649)	-	-	-	(14,649)
Comprehensive income:
Foreign currency translation	-	-	-	-	9,843	-	9,843	-	-	9,843
Unrealized loss on marketable securities, net of tax	-	-	-	-	(167)	-	(167)	-	-	(167)
Net earnings	-	-	-	-	69,718	69,718	-	-	-	69,718
Total comprehensive income					$ 79,394
Balances at March 31, 2005	104,400,161	$ 10,440	$ 588,156	$ -		$ 363,556	$ 12,616	(9,187,086)	$ (159,934)	$ 814,834
Employee stock awards, benefit plans and other issuances	5,057,991	506	59,466	-	$ -	-	-	(51,304)	(1,358)	58,614
Tax benefit of stock options and warrants exercised	-	-	19,097	-	-	-	-	-	-	19,097
Acquisition of Digital Impact, Inc. (note 3)	-	-	10,632	(3,091)	-	-	-	-	-	7,541
Amortization of unearned stock-based compensation	-	-	-	1,150	-	-	-	-	-	1,150
Non-cash share-based compensation			163	-						163
Warrant exercise (note 13)	-	-	(488)	-	-	-	-	33,901	488	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(12,105,133)	(231,533)	(231,533)
Dividends	-	-	-	-	-	(17,406)	-	-	-	(17,406)
Comprehensive income:				-
Foreign currency translation	-	-	-	-	(10,405)	-	(10,405)	-	-	(10,405)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(6)	-	(6)	-	-	(6)
Net earnings	-	-	-	-	64,128	64,128	-	-	-	64,128
Total comprehensive income					$ 53,717
Balances at March 31, 2006	109,458,152	$ 10,946	$ 677,026	$ (1,941)		$ 410,278	$ 2,205	(21,309,622)	$ (392,337)	$ 706,177
Employee stock awards, benefit plans and other issuances	1,962,617	196	33,878	-	-	-	-	(13,838)	(610)	33,464
Tax benefit of stock options and warrants exercised	-	-	4,142	-	-	-	-	-	-	4,142
Implementation of SFAS 123R	-	-	(1,941)	1,941	-	-	-	-	-	-
Non-cash share-based compensation	-	-	3,823	-	-	-	-	-	-	3,823
Restricted stock units vested	25,000	3	(3)	-	-	-	-	-	-	-
Warrant exercise	-	-	(110)	-	-	-	-	7,668	110	-
Dividends	-	-	-	-	-	(18,174)	-	-	-	(18,174)
Acquisition of treasury stock	-	-	-	-	-	-	-	(11,687,081)	(297,792)	(297,792)
Acquisition of Equitec (note 3)	-	-	1,521	-	-	-	-	140,735	2,089	3,610
Comprehensive income:	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	15,228	-	15,228	-	-	15,228
Unrealized loss on marketable securities, net of tax	-	-	-	-	93	-	93	-	-	93
Net earnings	-	-	-	-	70,740	70,740	-	-	-	70,740
Total comprehensive income					$ 86,061
Balance at March 31, 2007	111,445,769	$ 11,145	$ 718,336	$ -		$ 462,844	$ 17,526	(32,862,138)	$ (688,540)	$ 521,311

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$ 70,740	$ 64,128	$ 69,718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	229,566	231,137	195,120
Gain on disposal or impairment of assets, net	(1,718)	(1,797)	(411)
Deferred income taxes	16,127	18,893	34,165
Income tax benefit of stock options and warrants exercised	-	19,097	9,043
Non-cash share-based compensation expense	3,823	1,313	3,595
Changes in operating assets and liabilities:
Accounts receivable	(30,140)	(21,162)	(44,286)
Other assets	(19,101)	(26,197)	(21,898)
Accounts payable and other liabilities	3,960	(15,148)	(22,461)
Deferred revenue	(13,305)	5,569	24,429
Net cash provided by operating activities	259,952	275,833	247,014
Cash flows from investing activities:
Proceeds received from the disposition of operations	-	4,844	-
Proceeds received from the disposition of assets	-	5,123	-
Payments received from investments	2,758	3,760	2,533
Capitalized software development costs	(27,443)	(21,903)	(20,294)
Capital expenditures	(14,225)	(6,848)	(14,330)
Cash collected from the sale and license of software (note 8)	10,000	20,000	-
Deferral of costs and data acquisition costs	(66,687)	(70,454)	(53,428)
Net cash paid in acquisitions (note 3)	(33,067)	(144,626)	(42,200)
Net cash used in investing activities	(128,664)	(210,104)	(127,719)
Cash flows from financing activities:
Proceeds from debt	649,756	437,870	216,138
Payments of debt	(471,670)	(307,120)	(311,350)
Dividends paid	(18,174)	(17,406)	(14,649)
Sale of common stock	33,464	58,614	44,377
Acquisition of treasury stock	(299,301)	(233,770)	(64,152)
Income tax benefit of stock options and warrants exercised	4,142	-	-
Net cash used in financing activities	(101,783)	(61,812)	(129,636)
Effect of exchange rate changes on cash	566	(397)	171
Net increase (decrease) in cash and cash equivalents	30,071	3,520	(10,170)
Cash and cash equivalents at beginning of period	7,705	4,185	14,355
Cash and cash equivalents at end of period	$ 37,776	$ 7,705	$ 4,185

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 46,645	$ 27,958	$ 20,473
Income taxes	37,596	4,185	1,465
Payments on capital leases and installment payment arrangements	76,135	72,232	60,886
Payments on software and data license liabilities	26,897	29,069	24,748
Prepayment of debt	50,000	-	-
Other debt payments, excluding line of credit	10,235	9,302	8,471
Noncash investing and financing activities:
Common stock, options, and warrants issued for acquisitions (note 3)	3,610	7,541	3,549
Enterprise software licenses acquired under software obligation	23,571	14,950	13,882
Acquisition of property and equipment under capital leases and installment payment arrangements	58,928	85,261	90,627
Construction and other financing	18,380	10,772	21,832
Convertible debt converted to common stock net of deferred issuance cost (note 10)	-	-	171,633
Accrual of treasury stock purchase	-	1,509	3,746
Note payable issued in acquisition	1,300	-	-

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom Corporation (“Acxiom” or “the Company”) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest, most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration technology (“CDI”), data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“U.S.”), Europe, Australia, China and Canada.

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

New Accounting Pronouncements-

The FASB issued Interpretation No. 48 (“FIN 48”) in June, 2006. FIN 48 requires a company to use a more-likely-than-not standard in recognizing the benefit of a position taken in an income tax return. FIN 48 will be effective for the Company beginning April 1, 2007. Any adjustment required by the implementation of FIN 48 will be reflected as an adjustment to the balance of retained earnings as a change in accounting principle. The Company has begun but not yet completed an assessment of the impact of applying FIN 48 to its income tax positions.

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

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) in September 2006. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires the funded status of the plan to be measured at the date of the year-end balance sheet. SFAS 158 is effective for Acxiom as of March 31, 2007. Acxiom only has two small defined-benefit pension plans covering certain European employees. Implementation of SFAS 158 had no impact on the Company’s financial statements at March 31, 2007 since the Company has already recognized the liability for the under-funded amount of these two plans (see note 16). The Company already measures the funded status of its plans as of the year-end balance sheet date.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 generally requires registrants to evaluate the materiality of errors in financial statements using both the “rollover” method and the “iron curtain” method which are methods of evaluating errors originating in a prior year on the current-year financial statements. SAB 108 provides that if initial application requires the registrant to restate prior-year financial statements, the registrant may reflect the changes to years ending before November 15, 2006 using a cumulative-effect adjustment rather than restating prior years. Implementation of SAB 108 has not required any restatement or cumulative-effect adjustments to prior years.

The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The intent of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for Acxiom as of April 1, 2008. The Company does not currently hold the types of assets and liabilities covered under the scope of this statement; therefore management does not expect to avail itself of the elections offered.

Cash and Cash Equivalents -

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below. Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $81.6 million and $75.1 million, respectively, at March 31, 2007 and 2006.

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $10.9 million and $8.2 million as of March 31, 2007 and 2006, respectively (see note 5). The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements. Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization. Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations (see notes 3 and 7). Goodwill is reviewed at least annually for impairment under a two-part test. Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit’s estimated fair value. In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2006, as well as an additional impairment test completed as a result of the Spain closure during the quarter ended March 31, 2007, indicated that no potential impairment of its goodwill balances exists. The Company expects to complete its next annual impairment test during the quarter ending June 30, 2007.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

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

In addition to client contract costs, the Company defers direct and incremental costs incurred in connection with obtaining other contracts, including debt facilities, lease facilities, and various other arrangements. Costs deferred in connection with obtaining scheduled debt facilities are amortized over the term of the arrangement using the interest method. Costs deferred in connection with lease facilities or revolving credit facilities are amortized over the term of the arrangement on a straight-line basis.

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

Total deferral of costs and data acquisition costs were $66.7 million in fiscal 2007, $70.5 million in fiscal 2006 and $53.4 million in fiscal 2005. The balance of these deferred costs is included in the consolidated balance sheet as deferred costs, net and data acquisition costs, net.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Other Assets -

Other assets include the Company’s investment in marketable and non-marketable securities (see note 6) of $4.3 million and $4.9 million as of March 31, 2007 and 2006, respectively. The Company has classified its marketable securities as available for sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized (see note 19). Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

All taxes assessed on revenue-producing transactions described above are presented on a net basis, or excluded from revenues.

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

Foreign Currency Translation -

The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income (note 19).

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Advertising Expense -

The Company expenses advertising costs as incurred. Advertising expense was approximately $9.2 million, $6.7 million and $10.0 million for the years ended March 31, 2007, 2006 and 2005, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

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

Earnings per Share-

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	2007	2006	2005
Basic earnings per share:
Numerator – net earnings	$ 70,740	$ 64,128	$ 69,718
Denominator – weighted-average shares outstanding	82,564	87,557	86,695
Basic earnings per share	$ 0.86	$ 0.73	$ 0.80
Diluted earnings per share:
Numerator – net earnings	$ 70,740	$ 64,128	$ 69,718
Interest expense on convertible bonds (net of tax benefit)	-	-	3,560
	70,740	64,128	73,278
Denominator:
Weighted-average shares outstanding	82,564	87,557	86,695
Dilutive effect of common stock options, warrants, and restrictive stock as computed under the treasury stock method	2,115	2,732	3,721
Dilutive effect of convertible debt	-	-	9,030
	84,679	90,289	99,446
Diluted earnings per share	$ 0.84	$ 0.71	$ 0.74

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Options and warrants to purchase shares of common stock that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	2007	2006	2005
Number of shares outstanding under options and warrants	3,590	6,970	4,510
Range of exercise prices	$24.24-$268.55	$22.10 - $268.55	$22.49 - $62.06

Share-Based Compensation-

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R as originally issued required adoption by the Company in the second quarter of fiscal 2006. Subsequent to issuance of the statement, the effective date was delayed until the beginning of the next fiscal year, which began April 1, 2006. The Company adopted SFAS 123R, effective April 1, 2006, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective method, compensation cost must be recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption date which remain unvested on the adoption date. As discussed below, substantially all of the Company’s existing options were vested prior to adoption of SFAS 123R.

SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award. Prior to April 1, 2006 the Company accounted for its stock options under the provisions of Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost had been historically recognized by the Company for any of its stock options except for certain in-the-money stock options issued as a result of the DI acquisition (see note 3). SFAS 123R supersedes Opinion No. 25 and eliminates the use of the intrinsic value method previously used by the Company.

Changes in Share-based Compensation

Historical Share-based Compensation

When the Company first began granting premium-priced options in 1993, the options had vesting periods of nine years and were granted one-fourth at market value, one-fourth at a 50% premium over market, and one-half at a 100% premium over market. In 1997, in order to make the plan more competitive, the compensation committee of the board of directors changed the percentages so that one-half of all long-term incentive (“LTI”) grants were made at market, with one-fourth at a 50% premium over market, and with one-fourth at a 100% premium over market. In 1999, again to address the competitiveness of the plan, the committee changed the premium levels so that one-half of the LTI grants were made at market, with one-fourth being made at a 25% premium over market, and one-fourth at a 50% premium over market. Also in 1999, the Company changed the vesting period from nine to six years. In fiscal 2004 the Company ceased issuing premium-priced options and issued all subsequent option grants at the market price on the date of issue.

The Company’s intent in implementing the original 1993 stock option program as well as the subsequent versions of the program was to align its leaders’ interest with stockholders’ interests, and to motivate, retain and attract key leaders. The Company believes that this goal was achieved through the implementation of premium-priced options and long vesting periods, which were substantially longer than the vesting periods used at most companies. However, as a result of SFAS 123R, the Company would have been required to recognize expense for options granted a number of years earlier. In fact, SFAS 123R would have required the Company to recognize expense for options granted as far back as 1997.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Accelerated Vesting

During the third quarter of fiscal 2005, the compensation committee of the board of directors voted to vest the unvested 2.1 million options which were then out of the money with option prices greater than $22.33. Then during the fourth quarter of fiscal 2005, the board of directors authorized the acceleration of vesting of all of the Company’s outstanding unvested stock options except for those granted to the outside directors of the Company and except for those held by terminated associates which would be forfeited or cancelled with the passage of time. The accelerated vesting was effective at the close of business on March 24, 2005. The closing price of the Company’s common stock on the NASDAQ National Market Quotation System used for measurement of compensation as of the date of acceleration was $21.37. As a result of the acceleration, options to purchase approximately 4.9 million shares of the Company’s common stock, which otherwise would have vested from time to time over the following six years, became fully vested. All other terms and conditions applicable to these stock option grants remain in effect.

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

Share-based Compensation Plans

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2007.

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

The Company receives income tax deductions as a result of the exercise of stock options and the vesting of restricted stock units. Under the provisions of SFAS 123R, the tax benefit of share-based compensation expense in excess of the book compensation expense is reflected as a financing cash inflow and operating cash outflow included in changes in operating assets and liabilities. The Company has elected the short-cut method in accounting for the tax benefits of share-based payment awards.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Prior to April 2006, the Company accounted for its stock options under the intrinsic value provisions of APB 25. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS 123 prior to its revision, the Company’s consolidated net earnings would have been reduced to the following unaudited pro forma amounts for the years ended March 31 (in thousands, except per share amounts):

	2006	2005
Net earnings, as reported	$ 64,128	$ 69,718
Plus: stock-based employee compensation expense included in determination of net income, net of income tax benefit	814	2,229
Less: stock-based employee compensation expense under fair value based method, net of income tax benefit	(2,650)	(47,175)
Pro forma net earnings	$ 62,292	$ 24,772
Earnings per share:
Basic – as reported	$ 0.73	$ 0.80
Basic – pro forma	$ 0.71	$ 0.29
Diluted – as reported	$ 0.71	$ 0.74
Diluted – pro forma	$ 0.69	$ 0.27

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

As discussed in Restructuring Plans and Spain Closure below, the following table shows the balances that were accrued as well as the changes in those balances during the years ended March 31, 2005, 2006 and 2007 (dollars in thousands):

Restructuring activities:	Associate-related reserves	Ongoing contract costs	Other accruals	Total
March 31, 2004	$ 2,581	$ -	$ 300	$ 2,881
Payments	(2,916)	-	(300)	(3,216)
Adjustments	335	-	-	335
March 31, 2005	-	-	-	-
Fiscal year 2006 restructuring plan amount	6,800	3,687	2,478	12,965
Payments	(5,593)	(1,944)	(2,219)	(9,756)
March 31, 2006	1,207	1,743	259	3,209
Fiscal year 2007 restructuring plan amount	2,500	-	-	2,500
Payments	(1,414)	(232)	(115)	(1,761)
March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948

Spain closure:
Fiscal 2007 charges	656	113	4,789	5,558
Payments	(378)	(20)	(200)	(598)
March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Restructuring Plans

In March 2007, the Company recorded a total of $2.5 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The charges included $1.5 million in severance and other associate-related reserves for payments to be made to approximately 105 associates who were notified in March that they were to be involuntarily terminated and $0.3 million in fees paid to terminate contract workers. Separately, the Company recorded $0.7 million for contract termination fees to a former senior executive, which has been paid as of year end. The remaining accrued costs of $1.6 million as of March 31, 2007 are expected to be paid out in the first quarter of fiscal 2008.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above includes the portion of the above charges which are yet to be paid as of March 31, 2007. The remaining accrued costs of $2.3 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Spain Closure

In the fourth quarter of fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals. Of this amount $5.0 million remain accrued at the end of fiscal 2007 and is expected to be paid out in fiscal 2008.

Montgomery Ward Bankruptcy

During fiscal 2001, Montgomery Ward, a significant customer of the IT Management segment, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, during the year ended March 31, 2001, the Company recorded charges totaling $34.6 million related to these obligations and impaired assets. As of June 30, 2001, the Company was no longer obligated to provide services to Montgomery Ward. The Company has since received payments from the Montgomery Ward bankruptcy trustee in the aggregate amount of $5.4 million. Payments of $0.2 million, $0.5 million and $1.4 million were recorded in fiscal 2007, 2006 and 2005, respectively, through gains, losses and other items where the expense was originally recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2007	2006	2005
Loss on Spain closure	$ 6,622	$ -	$ -
Loss on divestitures (note 4)	-	1,326	31
Leased airplane disposal (note 4)	-	(1,548)	-
Gain on sale of building (note 4)	-	(2,787)	-
Restructuring plan charges and adjustments	2,500	12,965	335
Montgomery Ward bankruptcy recoveries	(225)	(452)	(1,350)
	$ 8,897	$ 9,504	$ (984)

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

3.	ACQUISTIONS:

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet that is based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Kefta’s results of operations will be included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue is approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. Harbinger is an international consulting and technology firm that develops software tools and training programs for personnel involved in homeland defense, national security and the prevention of international terrorism. The Company will use its best-in-class technologies and specialized expertise to help commercial clients expand internationally while Harbinger will expand the Company’s products and services to the federal government intelligence and law enforcement markets. The Company paid $9.4 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger. The interest-free promissory note requires a $1 million payment on March 15, 2008 and the remaining $0.3 million payment on March 15, 2009. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented. Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007. Harbinger’s total annual revenue is approximately $5.4 million.

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.4 million in cash for Equitec, and issued shares of the Company’s common stock with an approximate value of $3.6 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented. The $18.0 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement under which the Company may pay up to an additional $12 million based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. Equitec’s results of operations are included in the Company’s consolidated results beginning January 1, 2007. Equitec’s annual revenue for the year prior to the acquisition was approximately $11.3 million.

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts, if any, payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the quarter ending December 31, 2005 relating to the earnout agreement. Under the provisions of the earnout agreement, the Company may pay up to an additional $7.6 million based on IA’s achievement of certain quarterly revenue and earnings targets over the period ending December 31, 2006. The Company is currently negotiating with the former owners over the amount required to be paid under the earnout agreement, and expects to complete these negotiations in the first quarter of fiscal 2008. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues for their fiscal year ended December 31, 2004 were approximately $18 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

3.	ACQUISITIONS (continued):

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

In fiscal 2004, the Company completed the acquisition of the Claritas Europe group of companies for approximately $38.0 million, net of cash acquired. The final purchase price is still subject to adjustment based on an agreement between the parties as to the final working capital amounts purchased. During the fourth quarter of fiscal 2006 the Company recorded an additional liability to VNU (the former owner) for approximately $2.6 million, which is management’s best estimate of the amount to be ultimately paid less $0.8 million expected to be collected from VNU for aged accounts receivable. The Company is in discussions with VNU and expects to resolve the amount owed to VNU and make the final payment in fiscal 2008.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

3.	ACQUISITIONS (continued):

The following table shows the allocation of Kefta, Harbinger, Equitec, IA, DI, SmartDM and ChinaLOOP purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	Kefta	Harbinger	Equitec	IA	DI	SmartDM	ChinaLOOP
Assets acquired:
Cash	$ 75	$ 74	$ -	$ 541	$ 27,025	$ 1,185	$ 503
Goodwill	9,807	9,985	12,973	29,085	101,127	17,384	5,963
Other intangible assets	-	-	5,000	7,000	20,800	3,700	840
Other current and noncurrent assets	447	1,308	79	6,716	14,390	3,185	931
	10,329	11,367	18,052	43,342	163,342	25,454	8,237
Accounts payable, accrued expenses and capital leases assumed	1,323	559	-	5,850	17,236	3,866	342
Net assets acquired	9,006	10,808	18,052	37,492	146,106	21,588	7,895
Less:
Cash acquired	75	74	-	541	27,025	1,185	503
Common stock issued	-	-	3,610	-	-	1,716	-
Promissory Note	-	1,300	-	-	-	-	-
Warrants issued for the purchase of common stock	-	-	-	-	-	-	1,833
Issuance of vested stock options	-	-	-	-	7,541	-	-
Payments to be made for restricted stock	-	-	-	-	4,768	-	-
Net cash paid	$ 8,931	$ 9,434	$ 14,442	$ 36,951	$ 106,772	$ 18,687	$ 5,559

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

3.	ACQUISITIONS (continued):

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. Amortization lives for those intangibles range from two years to seven years. The following table shows the amortization activity of these intangible assets (dollars in thousands):

	2007	2006	2005
Database assets, gross	$ 10,040	$ 10,040	$ 7,440
Accumulated amortization	(8,790)	(5,910)	(3,052)
Net database assets	$ 1,250	$ 4,130	$ 4,388

Developed technology assets, gross	$ 14,700	$ 14,700	$ 900
Accumulated amortization	(5,423)	(2,532)	(33)
Net developed technology assets	$ 9,277	$ 12,168	$ 867

Customer/trademark assets, gross	$ 22,813	$ 17,652	$ 6,450
Accumulated amortization	(7,066)	(3,803)	(920)
Net customer/trademark assets	$ 15,747	$ 13,849	$ 5,530

Total intangible assets, gross	$ 47,553	$ 42,392	$ 14,790
Total accumulated amortization	(21,278)	(12,245)	(4,005)
Net intangible assets	$ 26,275	$ 30,147	$ 10,785

Amortization expense	$ 9,033	$ 8,240	$ 3,400

The following table shows a projection of amortization expense for the next five years (dollars in thousands):

Year ending March 31,	Projected amortization expense
2008	$ 7,389
2009	6,663
2010	5,909
2011	3,463
2012	2,680

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. None of the amounts allocated to goodwill or other intangible assets for the Kefta, Harbinger, IA, DI, SmartDM or ChinaLOOP acquisitions are deductible for tax purposes. The amounts allocated to goodwill for the Equitec acquisition are expected to be deductible. The allocations of purchase price for the Kefta, Harbinger, and Equitec acquisitions are subject to adjustment as the Company makes the final determination of the fair values assigned to acquired assets and liabilities.

As a result of the DI, Claritas Europe and Consodata acquisitions, management has formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. These plans have now been finalized. The Company recorded aggregate accruals in other accrued liabilities of $15.4 million as of the purchase date of the Claritas Europe and Consodata acquisitions (acquired in fiscal 2004) for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments to and payments of these accruals during the years ended March 31, 2007 and 2006. Any future adjustments to these plans may result in future expense or in decreases to the goodwill recorded for the acquisitions. The remaining reserves are expected to be paid through approximately April 2008.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2005	4,887	9,277	3,913	18,077
Digital Impact, Inc. acquisition	2,871	2,384	125	5,380
Adjustments	(1,389)	(1,368)	(146)	(2,903)
Payments	(4,826)	(4,732)	(2,338)	(11,896)
Change in foreign currency translation adjustment	(382)	(682)	(271)	(1,335)
Balance at March 31, 2006	$ 1,161	$ 4,879	$ 1,283	$ 7,323
Adjustments	(115)	(116)	-	(231)
Payments	(836)	(3,803)	(199)	(4,838)
Change in foreign currency translation adjustment	43	259	121	423
Balance at March 31, 2007	$ 253	$ 1,219	$ 1,205	$ 2,677

4.	DIVESTITURES:

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

Effective July 1, 2005 the Company sold its lettershop operations in Melville, New York. In connection with the sale, the Company received a note receivable (see note 5) in the amount of $0.9 million and recorded a net loss on the sale of $0.3 million.

The Company disposed of a leased airplane during the quarter ended June 30, 2005, recording a gain of $1.6 million. During the quarter ended September 30, 2005, the gain on this transaction was adjusted to $1.5 million.

The Company sold an unused facility in the quarter ended September 30, 2005 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

5.	UNBILLED AND NOTES RECEIVABLE:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $10.9 million and $8.2 million at March 31, 2007 and March 31, 2006, respectively. Except as disclosed below, there are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	2007	2006
Notes receivable from divestitures, net of future credits $1.6 million in 2006 and net of allowance for uncollectible note of $0.9 million in 2006	$ 4,932	$ 5,993
Less current portion	3,940	683
Long-term portion	992	5,310
Unbilled and notes receivable arising from operations	22,714	21,387
Less current portion	6,964	7,558
Long-term portion	15,750	13,829
Unbilled and notes receivable, excluding current portions	$ 16,742	$ 19,139

6.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 2007	March, 2006
Current portion of unbilled and notes receivable (note 5)	$ 10,904	$ 8,241
Prepaid expenses	23,736	20,896
Non-trade receivables	7,432	1,143
Other miscellaneous assets	17,180	14,657
Other current assets	$ 59,252	$ 44,937

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2007	March 31, 2006
Investments in marketable and nonmarketable securities	$ 4,299	$ 4,949
Acquired intangible assets, net	15,747	13,849
Other miscellaneous noncurrent assets	3,205	2,864
Other assets	$ 23,251	$ 21,662

During fiscal 2004, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois. Under the terms of the operating agreement, which was amended in April 2006, the Company’s ownership investment in this entity will be returned through cash payments, including interest at 5%, with a final payment of $2.7 million due May 2007. Included in other assets is the net balance of the ownership investment of $2.7 million as of both March 31, 2007 and 2006.

During fiscal 2007 and 2006 the Company disposed of a number of investments, recording aggregate income in Other, net of $1.6 million in 2007 and $1.1 million in 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

6.	OTHER CURRENT AND NONCURRENT ASSETS (continued):

With respect to certain of its investments in joint ventures and other companies, the Company has provided cash advances to fund losses and cash flow deficits. Although the Company has no commitment to continue to do so, it may fund additional losses and deficits until these investments become profitable. The Company may, at its discretion, decide not to provide additional financing to these investments during future periods. In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($4.1 million at March 31, 2007).

7.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent impairment test during the quarter ended March 31, 2007 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by business segment, for the years ended March 31, 2007, 2006 and 2005, and the changes in those balances are presented in the following table.

(dollars in thousands)	US Services and Data	International Services and Data	Total
Balance at March 31, 2005	$ 217,730	$ 136,452	$ 354,182
Acquisition of DI (note 3)	100,902	-	100,902
Acquisition of IA (note 3)	29,085	-	29,085
Disposals of operations (note 4)	(111)	-	(111)
Purchase adjustments	143	198	341
Purchases of minority interests	-	638	638
Reversal of acquired deferred tax valuation allowance (note 14)	(2,872)	(1,189)	(4,061)
Change in foreign currency translation adjustment	-	(8,575)	(8,575)
Balance at March 31, 2006	$ 344,877	$ 127,524	$ 472,401
Purchase adjustments	11,356	(118)	11,238
Equitec acquisition (note 3)	12,973	-	12,973
Kefta acquisition (note 3)	9,807	-	9,807
Harbinger acquisition (note 3)	9,985	-	9,985
Purchase of minority interest	-	260	260
Reversal of acquired deferred tax valuation allowance (note 14)	(2,787)	(2,742)	(5,529)
Change in foreign currency translation adjustment	-	10,911	10,911
Balance at March 31, 2007	$ 386,211	$ 135,835	$ 522,046

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

8.	SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $19.1 million for fiscal 2007, $27.0 million for fiscal 2006 and $29.8 million for fiscal 2005 and amortization of purchased software licenses of $45.0 million, $43.6 million and $35.6 million in 2007, 2006 and 2005, respectively. Additionally, research and development costs of $19.1 million, $15.6 million and $15.4 million were charged to cost of revenue during 2007, 2006 and 2005, respectively. Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

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

EMC paid the Company $20 million in fiscal 2006 and $10 million in fiscal 2007. Payments received by the Company from EMC pursuant to the Agreement have offset capitalized software balances associated with development of sold and licensed technology. These payments have no effect on revenue, earnings, or operating cash flow. However, the reduction in the capitalized balance will reduce future amortization expense.

Under the terms of the Agreement, the parties will work together to further develop the Base Technology. The Agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the Agreement. The option price was $5 million at inception, is currently $15 million, and increases to $20 million by the end of the option period. If EMC exercises that option, Acxiom retains its perpetual license to the Base Technology and further developments of the Base Technology.

9.	PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term obligations (see note 10), is summarized as follows (dollars in thousands):

	March 31, 2007	March 31, 2006
Land	$ 16,715	$ 16,715
Buildings and improvements	223,226	217,029
Data processing equipment	429,857	369,674
Office furniture and other equipment	63,377	59,530
	733,175	662,948
Less accumulated depreciation and amortization	420,883	329,177
	$ 312,292	$ 333,771

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $99.8 million, $91.7 million and $73.0 million for the years ended March 31, 2007, 2006 and 2005, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

10.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	March 31, 2007	March 31, 2006
Term loan credit agreement	$ 547,000	$ -
Revolving credit agreement	-	252,272
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	121,399	123,907
Warrants (notes 3 and 13)	1,651	1,911
Other debt and long-term liabilities	41,135	43,903
Total long-term debt and capital leases	711,185	421,993
Less current installments	80,001	68,301
Long-term debt, excluding current installments	$ 631,184	$ 353,692

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	$ 44,615	$ 47,940
Less current installments	26,920	25,217
License liabilities, excluding current installments	$ 17,695	$ 22,723

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $70 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

On September 15, 2006, the Company borrowed the entire amount of the term loan. Term loan proceeds were used to purchase shares of the Company’s common stock pursuant to the terms of its “Dutch auction” self-tender offer for approximately $278 million (see note 13), to pay certain fees of approximately $6.4 million related to entering into the credit agreement and to pay off an existing revolving loan of approximately $267 million. The remainder of the term loan proceeds was used to retire additional debt or for general corporate purposes. In addition to the quarterly $1.5 million principal installments, the Company paid $50.0 million in principal in the fourth quarter of fiscal 2007. The Company wrote off $0.6 million of deferred costs related to the early payment.

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

Revolving credit facility borrowings under the new facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at March 31, 2007. The interest rate on term loan borrowings outstanding at March 31, 2007 was 7.1%. Outstanding letters of credit at March 31, 2007 were $10.2 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

10.	LONG-TERM OBLIGATIONS (continued):

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At March 31, 2007, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the credit agreement limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

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

The Company’s future obligations, excluding interest, under its long-term debt, capital lease obligations and software license liabilities at March 31, 2007, are as follows (in thousands):

Year ending March 31,
2008	$ 106,921
2009	62,610
2010	23,426
2011	20,364
2012	304,064
Thereafter	238,415
$ 755,800

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

11.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2005:
Allowance for doubtful accounts, returns and credits	$ 6,339	$ 3,383	$ 1,847	$ (3,933)	$ 7,636
2006:
Allowance for doubtful accounts, returns and credits	$ 7,636	$ 6,235	$ (654)	$ (4,722)	$ 8,495
2007:
Allowance for doubtful accounts, returns and credits	$ 8,495	$ 1,946	$ 629	$ (2,755)	$ 8,315

Included in other changes are valuation accounts acquired in connection with business combinations, disposals, and the effects of exchange rates.

12.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. While certain defendants have agreed to conditionally settle the case Acxiom will continue to defend the case vigorously in that it believes it has acted in conformity with the applicable law. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.

Equifax Direct Marketing Solutions LLC and Equifax Information Services LLC v. Acxiom Corporation, (U.S. District Court, N.D., Georgia 1:07-CV-0563-RLV) is a lawsuit removed from the Georgia state court, alleging that Acxiom breached a 1997 data license agreement and several data processing agreements and is using Equifax data beyond the scope of the parties’ agreements and without Equifax’s permission. The plaintiffs seek injunctive relief and damages of approximately $14 million. Acxiom denies that it is in breach of the agreements and has filed counterclaims against the plaintiffs, alleging, among other things, breach of their covenant of good faith and fair dealing.

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The total claims sought by the Data Protection Authority may be as high as $10.6 million. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the new law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 2). The amount accrued represents legal fees incurred to date along with an estimate of the amount which will be required to ultimately settle the claims.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

12.	COMMITMENTS AND CONTINGENCIES (continued):

Levy Investments LTD vs. Acxiom Corporation, et al., (Circuit Court of Arkansas, Pulaski County CV 07-6571) is a putative class action lawsuit, filed on May 22, 2007 by an Acxiom shareholder, Levy Investments LTD, against Acxiom, its directors, ValueAct Capital and Silver Lake Partners. The plaintiff seeks an injunction against the proposed sale of the Company as announced on May 16, 2007, contending that the sale price agreed to by the directors is insufficient, that the directors breached their fiduciary duties, and that the proposed merger agreement should be nullified. The Company believes that the suit is without merit and intends to vigorously defend it.

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

The total amount drawn under these synthetic operating lease facilities since inception was $243.4 million and the Company has a future commitment for lease payments of $24.8 million over the next five years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.0 million at March 31, 2007.

As discussed in note 15, the Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $2.6 million at March 31, 2007.

In March 2007, the Company entered into a contract with Guava Acquisitions, LLC (“Guava”), a wholly owned subsidiary of Time Value Property Exchange, Inc. to acquire an aircraft. The Company entered into a short-term operating lease for the aircraft with Guava and expects to spend approximately $6.0 million in leasehold improvements to upgrade the aircraft. Once the Company has completed the upgrade, it will cancel the operating lease and purchase the aircraft from Guava for $5.5 million.

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was $50.8 million, $54.3 million and $68.7 million for the years ended March 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under all noncancellable operating leases and software licenses, including the synthetic lease facilities, for the five years ending March 31, 2011, are as follows: 2008, $37.9 million; 2009, $33.2 million; 2010, $22.4 million; 2011, $12.1 million; and 2012, $9.4 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

12.	COMMITMENTS AND CONTINGENCIES (continued):

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At March 31, 2007 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.0 million.

13.	STOCKHOLDERS’ EQUITY:

The Company repurchased 11.1 million of its common shares for approximately $283.9 million through a Dutch Auction Self Tender (“DAST”) which closed on September 12, 2006. Borrowings under the new credit facility, which closed September 15, 2006 (see note 10), were used to fund the DAST and retire existing debt.

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

As discussed below, the Company has issued warrants to purchase shares of its common stock. The following table shows outstanding warrants as of March 31, 2007:

	Number of warrants outstanding	Issued	Vesting date, if applicable	Expiration date	Weighted average exercise price

AISS acquisition (fiscal 2003)	1,272,024	August 2002	NA	August 12, 2017	$ 16.32
Toplander acquisition (fiscal 2003)	108,127	March 2004	NA	March 17, 2019	$ 13.24
ChinaLOOP acquisition (fiscal 2005)	100,000	October 2004	November 1, 2007	October 24, 2014	$ 15.00

	1,480,151				$ 16.01

In conjunction with the acquisition of ChinaLOOP (see note 3), the Company issued a warrant to purchase 100,000 shares of its common stock. The exercise price for the warrant is $15 per share and the warrant may be exercised until October 24, 2014. Exercises of the warrant is only allowed after November 1, 2007, and only if certain contingencies relating to ChinaLOOP’s operating results are met. The warrant also contains a put feature, which gives the holder the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise is less than $30 per share. The put feature can only be exercised on or after November 1, 2009, and can only be exercised concurrently with the exercise of the warrant. If the warrant and the put feature were both exercised as of March 31, 2007, the put feature would require the Company to issue an additional 31,783 shares.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

13.	STOCKHOLDERS’ EQUITY (continued):

The fair value of the warrant upon issuance was determined to be $1.8 million. Due to the terms of the instrument and the fact that the warrant and put are to be settled by issuance of a variable number of shares, the fair value of the warrant is recorded as a liability, included in long-term obligations (see note 10) and the fair value will be adjusted at each balance sheet date to its current fair value. At March 31, 2007, the fair value of the warrant was $1.7 million. The change in the warrant value is recorded in other, net in the accompanying consolidated statement of operations as income of $0.3 million in 2007, expense of $0.3 million in 2006 and income of $0.2 million in 2005. In general, the value of the warrant will increase as the stock price increases and decrease as the stock price decreases. Other factors that influence the fair value of the warrant include the remaining term, the risk-free interest rate, the volatility of the Company’s stock, the Company’s dividend rate, and the Company’s estimate of the probability the warrant will vest on November 1, 2007 based on ChinaLOOP’s operating results. If the warrant does not vest due to ChinaLOOP’s failure to meet the contingencies relating to operating results, the value of the warrant will be zero and any remaining recorded value will be reversed to income. If the warrant vests and is exercised, the recorded value will be transferred to equity.

On November 14, 2002, the Company announced a common stock repurchase program. From that date until March 31, 2007, the Company has repurchased 21.8 million shares of its common stock for an aggregate purchase price of $404.0 million under this repurchase program. The repurchases were made pursuant to a repurchase program adopted by the board of directors on October 30, 2002. Since that time, the board has approved increases in the maximum dollar amount which may be repurchased from $50 million to $550 million. The repurchase program has no designated expiration date.

The Company paid dividends on its common stock in the amount of $.22 per share in fiscal 2007, $.20 per share in fiscal 2006 and $0.17 per share in fiscal 2005.

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 30.1 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option price of qualified options will be at least the fair market value at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At March 31, 2007, there were a total of 1.0 million shares available for future grants under the plans. As discussed in note 1 - Share-Based Compensation, during the fiscal year ended March 31, 2005, the compensation committee and the board of directors accelerated the vesting of outstanding stock options. As a result of the vesting of in-the-money options during fiscal 2005, the Company recorded a non-cash expense of $3.6 million.

The per-share weighted-average fair value of stock options granted during 2007 was $9.45 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.6%; expected option life of 8.7 years and expected volatility of 25%. The per-share weighted-average fair value of stock options granted during fiscal 2006 and 2005 was $4.52 and $10.27, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1% for 2006 and 2005; risk-free interest rate of 4.26% in 2006 and 4.27% in 2005; expected option life of 3 years for 2006 and 10 years for 2005; and expected volatility of 24% in 2006 and 30% in 2005. The decrease in the option life for the options granted in fiscal 2006 was due to those options being fully vested when granted.

Total expense related to stock options was approximately $1.5 million for both 2007 and 2006 and was approximately $3.6 million in 2005 and was charged to selling, general and administrative expense. Future expense for these options is expected to be approximately $2.6 million over the next three years.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

13.	STOCKHOLDERS’ EQUITY (continued):

Activity in stock options was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2004	18,935,102	$ 18.27
Granted	1,355,105	$ 22.59
Exercised	(2,416,596)	$ 14.52		$ 23,149
Forfeited or cancelled	(426,564)	$ 22.85
Outstanding at March 31, 2005	17,447,047	$ 19.01
Granted	397,500	$ 21.91
DI acquisition (note 3)	1,072,658	$ 13.01
Exercised	(4,632,061)	$ 11.13		$ 53,490
Forfeited or cancelled	(1,226,953)	$ 24.31
Outstanding at March 31, 2006	13,058,191	$ 20.91
Granted	435,000	$ 25.00
Exercised	(1,366,051)	$ 15.52		$ 12,752
Forfeited or cancelled	(342,734)	$ 25.46
Outstanding at March 31, 2007	11,784,406	$ 21.52	8.41	$ 34,994
Exercisable at March 31, 2007	11,444,915	$ 21.57	8.41	$ 33,678

The aggregate intrinsic value at the period end in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2007. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding as of March 31, 2007:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	217,283	6.79 years	$ 6.28	136,498	$ 5.78
$ 10.17 - $ 14.68	1,967,885	9.18 years	$ 12.30	1,949,213	$ 12.29
$ 15.00 - $ 19.82	2,768,800	8.29 years	$ 16.60	2,763,766	$ 16.60
$ 20.12 - $ 24.53	3,801,768	9.03 years	$ 22.81	3,801,768	$ 22.81
$ 25.00 - $ 29.30	1,801,222	7.96 years	$ 26.45	1,566,222	$ 26.67
$ 30.93 - $ 39.12	895,103	6.94 years	$ 35.71	895,103	$ 35.71
$ 40.50 - $ 75.55	326,396	7.25 years	$ 44.72	326,396	$ 44.72
$168.61 - $268.55	5,949	2.91 years	$ 197.60	5,949	$ 197.60
	11,784,406	8.46 years	$ 21.52	11,444,915	$ 21.57

As discussed in note 1, substantially all of the existing options were vested during fiscal 2005. As a result of the acquisition of DI during fiscal 2006 the Company issued options to former DI associates.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

13.	STOCKHOLDERS’ EQUITY (continued):

Restricted Stock Unit Activity

Non-vested restricted stock units and changes during the years ended March 31, 2006 and 2007 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2005	-	$ -
Granted	75,000	$ 20.87
Vested	-	$ -
Forfeited or cancelled	-	$ -
Outstanding at March 31, 2006	75,000	$ 20.87	2.59
Granted	454,250	$ 24.18
Vested	(26,624)	$ 21.88
Forfeited or cancelled	(50,876)	$ 24.07
Outstanding at March 31, 2007	451,750	$ 23.78	3.35

During fiscal 2006, the Company issued restricted stock units covering 75,000 shares of common stock with a value at the date of grant of $1.6 million. During fiscal 2007, the Company issued restricted stock units covering 454,250 shares of common stock with a value at the date of grant of $10.9 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock was $1.7 million in fiscal 2007 and $0.2 million in fiscal 2006 and was charged to selling, general and administrative expense. Future expense for these restricted stock units is expected to be approximately $2.9 million in fiscal 2008, $2.9 million in fiscal 2009, $2.5 million in fiscal 2010, and $0.6 million in fiscal 2011.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at March 31, 2007 was approximately 1.7 million. Approximately 181,000 shares were purchased under the ESPP during each of the fiscal years 2007, 2006, and 2005. The total expense to the Company for the year ended March 31, 2007 for the discount to the market price was approximately $0.7 million.

14.	INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2007	2006	2005
Income from operations	$ 47,331	$ 40,216	$ 36,483
Stockholders’ equity:
Tax benefit of stock options and warrants exercised	(4,142)	(19,097)	(9,043)
	$ 43,189	$ 21,119	$ 27,440

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

14.	INCOME TAXES (continued):

Income tax expense attributable to earnings from operations consists of (dollars in thousands):

	2007	2006	2005
Current:
U.S. Federal	$ 26,984	$ 19,953	$ 2,033
Non-U.S.	520	16	177
State	3,700	1,354	108
	31,204	21,323	2,318
Deferred:
U.S. Federal	8,659	12,724	24,085
Non-U.S.	3,066	1,037	3,424
State	4,402	5,132	6,656
	16,127	18,893	34,165
Total	$ 47,331	$ 40,216	$ 36,483

Income tax expense was recorded at U.S. tax rates on all profits except undistributed profits of non-U.S. companies which are considered indefinitely reinvested.

Deferred income tax expense for 2007, 2006 and 2005 includes expense of $5.5 million, $4.1 million, and $4.1 million, respectively, resulting from utilization of acquired deferred tax assets on which full valuation allowances existed and that resulted in reductions in goodwill (see note 7).

Earnings (loss) before income tax attributable to U.S. and non-U.S. operations consist of (dollars in thousands):

	2007	2006	2005
U.S.	$ 114,092	$ 107,639	$ 96,223
Non-U.S.	3,979	(3,295)	9,978
Total	$ 118,071	$ 104,344	$ 106,201

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

Below is a reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands):

	2007	2006	2005
Computed expected tax expense	$ 41,325	$ 36,520	$ 37,170
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	5,266	4,216	4,397
Reserves for tax items	4,520	-	(2,008)
Research, experimentation and other tax credits	(2,885)	(1,808)	(3,310)
Permanent differences between book and tax expense	208	(99)	1,694
Non-U.S. subsidiaries taxed at other than 35%	(235)	(40)	(417)
Other, net	(868)	1,427	(1,043)
	$ 47,331	$ 40,216	$ 36,483

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

14.	INCOME TAXES (continued):

During fiscal 2007, the Company established reserves for certain tax contingencies in the amount of $4.5 million, including $3.8 million for a portion of its research tax credits which are claimed in years open to examination by the IRS. The IRS has recently stated that it expects to scrutinize and challenge research tax credits on all future examinations.

During fiscal 2005, the Company reached a settlement with the IRS regarding the timing of deductions associated with warrants issued to a customer. As a result of the more favorable than previously expected outcome, the Company reversed $2.0 million of contingency reserves.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2007, 2006 and 2005 are presented below. In accordance with APB Opinion 23, “Accounting for Income Taxes-Special Areas,” the Company has not recognized deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country. As of March 31, 2007 the respective parent companies have $36.5 million excess financial statement carrying value over tax basis. Such excess is a taxable temporary difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” and would become taxable in the respective parent’s country in the event of a distribution of the subsidiary’s earnings or a disposition of its shares. Calculation of the deferred income tax related to this taxable temporary difference, which may be partially offset by foreign tax credit, is not practicable.

(dollars in thousands)	2007	2006
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$ 6,192	$ 15,458
Revenue deferred for financial reporting purposes	14,755	9,467
Investments, principally due to differences in basis for tax and financial reporting purposes	1,370	2,621
Property and equipment, principally due to differences in depreciation	7,199	4,284
Acquired net operating loss and tax credit carryforwards	79,981	80,188
Net operating loss and tax credit carryforwards	9,103	27,424
Other	6,785	3,491
Total deferred tax assets	125,385	142,933
Less valuation allowance	81,713	82,171
Net deferred tax assets	43,672	60,762
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$ (66,056)	$ (56,490)
Capitalized and purchased software differences	(48,681)	(57,601)
Reserves for tax items	(4,520)	-
Total deferred tax liabilities	(119,257)	(114,091)
Net deferred tax liability	$ (75,585)	$ (53,329)

At March 31, 2007, the Company has net operating loss carryforwards of approximately $85.9 million and $153.2 million for federal and state income tax purposes, respectively. Of these net operating losses, $85.9 million and $43.1 million relate to subsidiaries acquired during the fiscal year ended March 31, 2006. The Company also has federal and state income tax credit carryforwards of approximately $4.2 million. Of these credits, $2.8 million relate to subsidiaries acquired during the fiscal year ended March 31, 2006. These net operating loss and income tax credit carryforwards expire in various amounts from 2008 through 2023.

The Company has foreign net operating loss carryforwards of approximately $136.1 million, including approximately $77.7 million related to acquisitions during fiscal 2004 and 2005. Of the $136.1 million, $125.2 million do not have expiration dates. The remainder expires in various amounts from 2008 through 2020.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

14.	INCOME TAXES (continued):

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S, management believes that with the exception of carryforwards in states where the level of activity has decreased significantly since the losses were incurred, and with the exception of net operating losses related to newly-acquired subsidiaries, it is more likely than not the Company will realize the benefits of these deductible differences. The Company has established valuation allowances against $36.8 million of loss carryforwards in the states where activity no longer supports the deferred tax asset. In addition, for newly-acquired subsidiaries the Company has established valuation allowances for substantially all of the net operating losses and credits due to annual limitations on the use of the net operating losses and the uncertainty that the entire benefit will be realized.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of the foreign carryforwards and has established valuation allowances for substantially all foreign deferred assets. The goodwill recorded related to the purchase of certain non-U.S. based subsidiaries includes valuation allowances recorded against their deferred tax assets because these companies have not yet demonstrated consistent and/or sustainable profitability.

15.	RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. The agreement, which was renewed in fiscal 2005, now expires December 31, 2010. In connection with the agreement, the Company agreed to use its best efforts to cause one person designated by TransUnion to be elected to the Company’s board of directors, and from 1992 until February 2006 a TransUnion representative served on the Company’s board. That representative resigned from the board in February 2006 at which time transactions with TransUnion were no longer considered related-party transactions. During the years ended March 31, 2006 and 2005, the Company recognized $106.5 million and $96.0 million, respectively, in revenue from TransUnion.

The Company leases an aircraft from a business owned by an officer and director (see note 12). Rent expense under this lease was approximately $0.9 million for the year ended March 31, 2007, $0.9 million for the year ended March 31, 2006, and $0.7 million for the year ended March 31, 2005. Under the terms of the lease in effect at March 31, 2007, the Company will make monthly lease payments of $75,000 through 2011.

The Company paid $0.6 million in fiscal 2007, $0.6 million in fiscal 2006 and $1.0 million in fiscal 2005 in NASCAR sponsorship fees to a company which was partially owned by the son of an officer of the Company until January 2004. Since January 2004, neither the officer nor his son has an ownership interest in the sponsored company. However, the sponsored company has other ongoing business relationships with both the officer and his son. In return for the sponsorship, the Company receives publicity for the Acxiom brand and hospitality facilities for customers at race events.

The Company has arrangements with a family member of a director for consulting services. Payments under these arrangements were $0.3 million in fiscal 2007, $0.2 million in fiscal 2006 and $0.1 million in fiscal 2005.

The Company has an agreement to sell Acxiom products and services to a company whose majority shareholder is a family member of an officer and director of the Company. Under the agreement the Company received revenues of approximately $2.2 million in fiscal 2007, $1.0 million in fiscal 2006 and $1.0 million in fiscal 2005. The receivable account balance was approximately $0.8 million at both March 31, 2007 and at March 31, 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

15.	RELATED PARTY TRANSACTIONS (continued):

The Company has contracts with the University of Arkansas at Little Rock (UALR) pursuant to which funding is provided for research projects done by UALR personnel. The Company also makes charitable contributions to UALR. A director of the Company is employed by UALR as its Dean of the College of Information Science and Systems Engineering. The director is not personally the recipient of any Acxiom funding. The total amount paid to UALR during the fiscal years ended March 31, 2007, 2006 and 2005 was approximately $0.5 million, $0.4 million and $0.2 million, respectively.

16.	RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees. The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain management employees. The Company matches 50% of the first 6% of employee’s annual aggregate contributions to both plans and may contribute additional amounts to the plans from the Company’s earnings at the discretion of the board of directors. Company contributions for the above plans amounted to approximately $7.6 million, $6.7 million and $3.7 million in fiscal years 2007, 2006 and 2005, respectively. Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $17.0 million and $14.5 million at March 31, 2007 and 2006, respectively.

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) in September 2006. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined-benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires the funded status of the plan to be measured at the date of the year-end balance sheet. SFAS 158 is effective for Acxiom as of March 31, 2007. Acxiom only has two small defined-benefit pension plans covering certain European employees. Implementation of SFAS 158 had no impact on the Company’s financial statements at March 31, 2007 since the Company has already recognized the liability for the under-funded amount of these two plans. The Company already measures the funded status of its plans as of the year-end balance sheet date.

The following reconciles the beginning and ending balances of the benefit obligations of these plans (dollars in thousands):

	2007	2006
Projected benefit obligation at beginning of year	$ 3,006	$ 2,820
Service costs	159	163
Interest costs	131	116
Employee contributions	31	128
Amendments	17	-
Benefits paid	(124)	(172)
Divestitures	-	(22)
Actuarial loss (gain)	(489)	169
Foreign currency exchange rate changes	290	(196)
Projected benefit obligation at end of year	$ 3,021	$ 3,006

The accumulated benefit obligation for the plans was $2.5 million as of both March 31, 2007 and March 31, 2006. The accumulated benefit obligation (ABO) differs from the projected benefit obligation (PBO) in that the ABO includes no assumption about future compensation levels.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

16.	RETIREMENT PLANS (continued):

The following shows the assets of the plans and changes in plan assets during the year (dollars in thousands):

	2007	2006
Fair value of plan assets at beginning of year	$ 1,072	$ 782
Return on plan assets	49	40
Employer contributions	253	178
Employee contributions	31	128
Foreign currency exchange rate changes	119	(56)
Fair value of plan assets at end of year	$ 1,524	$ 1,072

Plan assets are invested in the following investment categories:

	2007	2006
Equity securities	20%	20%
Debt securities	80%	80%
Total	100%	100%

Funded status of plans (dollars in thousands):

	2007	2006
Excess of benefit obligations over plan assets	$ 1,497	$ 1,934
Less unrecognized net loss	-	472
Net pension accrued liability included in accrued payroll	$ 1,497	$ 1,462

Net benefit cost recognized (dollars in thousands):

	2007	2006
Service costs	$ 159	$ 163
Interest costs	131	116
Expected return on plan assets	(52)	(38)
Prior service cost	1	-
Loss	9	6
	$ 248	$ 247

The following assumptions were used in estimating the benefit obligation and benefit costs:

Discount rate	4.50%-4.75%	4.00% - 4.50%
Average compensation increase	3.50%	3.50%
Expected rate of return on plan assets	4.00%	4.00%
Measurement date	March 31, 2007	March 31, 2006

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

16.	RETIREMENT PLANS (continued):

Expected benefit payments for the next 10 years are (dollars in thousands):

Year ending March 31:
2008	$ 62
2009	64
2010	64
2011	64
2012	64
2013-2017	343

The Company expects to be required to make contributions to the plans of $0.1 million in 2008.

17.	FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area for the years 2007, 2006 and 2005 (dollars in thousands):

Revenue

	2007	2006	2005
United States	$ 1,196,379	$ 1,147,642	$ 1,010,514
Foreign
United Kingdom	$ 105,941	$ 99,118	$ 112,874
France	34,551	32,872	34,969
Germany	26,695	24,345	36,978
Spain	2,011	2,965	3,533
Portugal	1,309	1,041	1,123
Poland	2,996	2,777	3,074
The Netherlands	10,615	9,444	10,841
Australia	11,031	9,032	7,712
Japan	-	78	332
China	3,608	3,254	1,092
All Foreign	$ 198,757	$ 184,926	$ 212,528
	$ 1,395,136	$ 1,332,568	$ 1,223,042

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

17.	FOREIGN OPERATIONS (continued):

Long-lived assets excluding financial instruments

	2007	2006	2005
United States	$ 1,031,665	$ 997,180	$ 867,586
Foreign
United Kingdom	$ 73,660	$ 67,290	$ 123,749
France	50,153	48,103	13,496
Germany	32,514	29,645	14,821
Spain	-	5,453	4,999
Portugal	1,369	1,458	319
Poland	336	519	839
The Netherlands	17,715	16,014	2,291
Australia	11,098	9,711	10,808
China	6,915	7,133	6,929
Canada	861	-	-
All Foreign	$ 194,621	$ 185,326	$ 178,251
	$ 1,226,286	$ 1,182,506	$ 1,045,837

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Long-term obligations - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of the credit agreement approximates fair value. The estimated fair value of other long-term obligations was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 2007, the estimated fair value of long-term obligations approximates its carrying value.

19.	COMPREHENSIVE INCOME (LOSS):

The following table summarizes the unrealized holding gains (losses) on marketable securities included in other comprehensive income (loss) (dollars in thousands):

	2007	2006	2005
Unrealized gain (loss) arising during the year, net of gains and losses reported in net earnings for the period, net of income tax benefit	$ 93	$ (6)	$ (167)

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

19.	COMPREHENSIVE INCOME (LOSS) (continued):

The balance of accumulated other comprehensive income as reported on the consolidated balance sheets consists of the following components (dollars in thousands):

	2007	2006
Unrealized gain on available for sale marketable securities	$ 240	$ 145
Cumulative income on foreign currency translation	17,286	2,060
Accumulated other comprehensive income	$ 17,526	$ 2,205

20.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In fiscal 2006, to better reflect the way management operates and reviews the business, the Company changed its business segments to consist of US Services and Data and International Services and Data. The previously reported IT Management segment has been consolidated with the US Services and Data segment. Both US and International segments include consulting, database and data warehousing, list processing services, the Company’s data content and software products. US Services and Data now also includes information technology outsourcing and facilities management for data center management, network management, client/server management and other complementary IT services. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

Substantially all of the nonrecurring and impairment charges incurred by the Company and discussed in note 2 to the consolidated financial statements have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	2007	2006	2005
Revenue:
US Services and Data	$ 1,196,379	$ 1,147,642	$ 1,010,514
International Services and Data	198,757	184,926	212,528
Total revenue	$ 1,395,136	$ 1,332,568	$ 1,223,042

Income from operations:
US Services and Data	$ 155,643	$ 135,923	$ 113,057
International Services and Data	12,024	4,664	8,200
Corporate and other	(8,897)	(9,504)	935
Income from operations	$ 158,770	$ 131,083	$ 122,192

Depreciation and amortization:
US Services and Data	$ 199,458	$ 201,476	$ 171,150
International Services and Data	28,391	29,068	23,450
Corporate and other	1,717	593	520
Depreciation and amortization	$ 229,566	$ 231,137	$ 195,120

Total assets:
US Services and Data	$ 1,308,941	$ 1,254,402
International Services and Data	279,189	253,803
Corporate and other	67,774	32,293
Total assets	$ 1,655,904	$ 1,540,498

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007, 2006 AND 2005

21.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The tables below set forth selected financial information for each quarter of the last two years (dollars in thousands, except per share amounts):

	First quarter ended June 30, 2006	Second quarter ended September 30, 2006	Third quarter ended December 31, 2006	Fourth quarter ended March 31, 2007
Revenue	$ 336,705	$ 348,319	$ 352,841	$ 357,271
Gross profit (revenue less cost of revenue)	91,060	95,873	100,133	94,450
Income from operations	36,315	41,865	51,293	29,297
Net earnings	17,808	21,716	24,945	6,271
Basic earnings per share	0.20	0.25	0.32	0.08
Diluted earnings per share	0.20	0.25	0.31	0.08

	First quarter ended June 30, 2005	Second quarter ended September 30, 2005	Third quarter ended December 31, 2005	Fourth quarter ended March 31, 2006
Revenue	$ 310,271	$ 330,523	$ 347,431	$ 344,343
Gross profit (revenue less cost of revenue)	65,417	84,899	107,639	94,173
Income from operations	14,974	18,815	52,707	44,587
Net earnings	6,639	7,149	27,281	23,059
Basic earnings per share	0.07	0.08	0.32	0.27
Diluted earnings per share	0.07	0.08	0.31	0.26

For the quarter ended March 31, 2007, net earnings includes $2.5 million in restructuring, $6.6 million for the disposal of the business operations in Spain (see note 2) and a $0.6 million non-cash financing charge associated with early retirement of debt. The quarter ended December 31, 2006 included a recovery from Montgomery Ward of $0.2 million (see note 2. The quarter ended June 30, 2005 included a $1.6 million gain on disposal of a leased airplane (see note 4). The quarter ended September 30, 2005 included a restructuring charge of $13.0 million (see note 2), a gain on the sale of an unused facility of $2.8 million, a loss on disposal of a data compilation business of $1.9 million, and other smaller losses on disposals (see note 4). The quarter ended December 31, 2005 included a gain on disposal of $0.8 million (see note 4) and an additional recovery from Montgomery Ward of $0.5 million (see note 2). All of the above were recorded in gains, losses and other items with the exception of the non-cash financing charge, which was recorded in interest expense.

22.	SUBSEQUENT EVENT:

On May 16, 2007, the Company announced it has entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. The merger is expected to close in the next three to four months and is subject to approval by the Company’s shareholders, regulatory approvals, and other customary closing conditions. The merger agreement is attached as Exhibit 2.1 to Acxiom’s current reports on Form 8-K and Form 8-K/A as filed on May 22, 2007 and May 23, 2007, respectively.