Form 10-K/A
period 2007-03-31
ACXIOM CORP
filed 2007-07-30
CIK 733269

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

The number of shares of Common Stock, $.10 par value per share, outstanding as of July 25, 2007, was 80,582,160.

[THIS SPACE LEFT BLANK INTENTIONALLY]

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to add Part III hereto to Acxiom Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on May 30, 2007 (the “Original Filing”). Part III was omitted from the Original Filing in reliance on General Instruction G(3) thereto.

TABLE OF CONTENTS

		Page
PART III

Item 10	Directors, Executive Officers and Corporate Governance	1

Item 11	Executive Compensation	9

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28

Item 13	Certain Relationships and Related Transactions, and Director Independence	30

Item 14	Principal Accountant Fees and Services	31

PART IV

Item 15	Exhibits and Financial Statement Schedules	32

	Signatures	33

	Exhibit Index

i

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

On May 16, 2007, Acxiom entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Acxiom, Axio Holdings LLC, a Delaware limited liability company (“Newco”), and Axio Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Acxiom, and as a result Acxiom will continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by ValueAct Capital Master Fund, L.P. (“ValueAct Master Fund”) and Silver Lake Partners II, L.P. (collectively, the “Buyers”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Acxiom (the “Common Stock”), other than shares owned by Acxiom, Newco or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $27.10 in cash, without interest. It is not known at the time of the filing of this Report on Form 10-K/A when the Company’s stockholders will vote on the Merger or whether it will be approved. If the Merger is approved by the stockholders and thereafter completed, the Company will cease to be a publicly traded company and Acxiom’s common stock will no longer be listed on any stock exchange or quotation system, including Nasdaq. Furthermore, if the Merger is approved by the stockholders and is thereafter completed, we do not expect to hold the 2007 Annual Meeting of Stockholders. If the Merger is not completed, we will hold the 2007 Annual Meeting of Stockholders, and the election of directors will proceed.

The information below contains information about the Company’s current board of directors and its nominees for director, in the event that the 2007 Annual Meeting is held.

The Acxiom board of directors currently consists of eleven members divided into three classes. Mary L. Good, Rodger S. Kline and Stephen M. Patterson, currently members of the class whose term expires in 2007, are the board’s nominees for election at the 2007 Annual Meeting for the term ending in 2010. The other eight directors are William T. Dillard II, Thomas F. (Mack) McLarty, III, Jeffrey W. Ubben and R. Halsey Wise, whose terms expire in 2008, and Michael J. Durham, Ann Die Hasselmo, William J. Henderson and Charles D. Morgan, whose terms expire in 2009. For each nominee and each director who will continue to serve after the Annual Meeting, there follows a brief listing of his/her principal occupations for at least the past five years, other major affiliations, year first elected to the board, age, and educational background.

Nominees – Terms Ending in 2007

Mary L. Good

Year First Elected – 2004

Age – 76

Dr. Good is the dean of the College of Information Science and Systems Engineering at the University of Arkansas at Little Rock and is the Donaghey university professor. She is also a managing member for Fund for Arkansas, LLC, and is a board member of BiogenIdec, Inc., a publicly held company; Research Solutions, LLC; and Delta Trust and Bank. Previously, Dr. Good served for four years as the undersecretary for technology for the technology administration in the Department of Commerce in President Clinton’s administration, while simultaneously chairing the National Science and Technology Council’s Committee on Technological Innovation (NSTC/CTI) and serving on the National Science and Technology Council’s Committee on National Security. From 1988 - 1993, Dr. Good served as the senior vice president of technology at Allied Signal, Inc., where she was responsible for technology transfer, corporate research and commercialization support for new technologies. During the eight years prior to that time, she held the positions of president of Allied Signal’s Engineered Material Research Center, president of Signal Research Center, Inc., and director of research for UOP, Inc. From 1954 - 1980, Dr. Good was a professor at both the University of New Orleans and at Louisiana State University, where she achieved that university’s highest professional rank, Boyd professor. She was appointed to the National Science Board by President Carter in 1980 and again by President Reagan in 1986. She served as chairman of that board until she was appointed in 1991 by President Bush to become a member of the President’s Council of Advisors on Science and Technology (PCAST). Dr. Good is an elected member of the National Academy of Engineering, a past president of the American Chemical Society, and past president and a fellow of the American Association for the Advancement of Science. Dr. Good holds a Bachelor of Science degree in chemistry from the University of Central Arkansas, and M.S. and Ph.D. degrees in inorganic chemistry from the University of Arkansas. She has received numerous awards and honorary degrees from many colleges and universities, including most recently the College of William and Mary, Polytechnic University of New York, Louisiana State University and Michigan State University.

Rodger S. Kline

Year First Elected – 1975

Age – 64

Mr. Kline joined Acxiom in 1973 and has served as an officer and director of the Company since 1975. He is currently the Company’s chief administrative leader and also served as the Company’s acting CFO since February 2007 while the Company conducted a search for a permanent CFO. In this position he has been responsible for Acxiom’s administrative functions and financial management, including capital expenditure processes and cash flow execution. Following a period of transition during which his financial management duties will be assumed by Christopher Wolf, who was recently hired as CFO, Mr. Kline will continue to be responsible for the Company’s administrative functions. Throughout his career at Acxiom, Mr. Kline has served in a number of key roles with the Company, including chief operating officer, chief information officer and treasurer. Prior to joining Acxiom, Mr. Kline spent seven years with IBM and two years as an officer in the U.S. Army. Mr. Kline holds a degree in electrical engineering from the University of Arkansas at Fayetteville, where he has served since 1990 as chairman of the College of Engineering Advisory Council.

Stephen M. Patterson

Year First Elected – 2000

Age – 56

Mr. Patterson is the president, chief executive officer and major stockholder of Leisure Arts, a publishing and direct mail company. Leisure Arts was acquired by Time Warner in 1992. Mr. Patterson is currently an investor in Patterson Enterprises, for which he served as president from 1994 - 2000. He is vice chairman of the board of trustees of Hendrix College. Mr. Patterson served on the board of directors of Worthen Bank and its successor, Bank of America–Arkansas, for 12 years. Mr. Patterson holds a bachelor’s degree from Hendrix College and an electrical engineering degree and an M.B.A. from Columbia University.

Directors – Terms Ending in 2008

William T. Dillard II

Year First Elected – 1988

Age – 62

Mr. Dillard, the lead independent director of Acxiom, has served as a member of the Dillard’s, Inc. board of directors since 1968 and currently serves as the chief executive officer and chairman of the board of Dillard’s, Inc. of Little Rock, Arkansas, a chain of traditional department stores with approximately 329 retail outlets in 29 states. In addition to Dillard’s, Inc., Mr. Dillard is also a director of Barnes & Noble, Inc., a publicly held company, and serves on the J.P. Morgan Chase & Co. national advisory and Texas Regional advisory boards. He holds a master’s degree in business administration from Harvard University and a bachelor’s degree in the same field from the University of Arkansas.

Thomas F. (Mack) McLarty, III

Year First Elected – 1999

Age – 61

Mr. McLarty is president of Kissinger McLarty Associates, an international advisory firm formed in partnership with former Secretary of State Henry Kissinger, and chairman of the board of the McLarty Companies, a family-owned transportation business. He serves on the board of Union Pacific Corporation, and IdleAire Technologies Corporation, both publicly held companies. He is also senior advisor to The Carlyle Group private equity firm and a senior advisor to the law firm of Covington & Burling. Mr. McLarty served in the White House under President Clinton in several key positions including chief of staff, counselor to the president and special envoy for the Americas, with over five years of service in the President’s Cabinet and on the National Economic Council. He worked with President Carter as a member of the Democratic National Committee, was appointed to the National Petroleum Council and the National Council on Environmental Quality by President Bush, and served on the St. Louis Federal Reserve Board from 1989 until joining the Clinton administration in 1992. Prior to his tenure in the White House, Mr. McLarty served as chairman of the board of Arkla, a Fortune 500 natural gas company. He began his business career with the McLarty Companies, where he helped build the business into one of the nation’s largest transportation companies. Mr. McLarty is a senior international fellow at the U.S. Chamber of Commerce and a member of the Council on Foreign Relations. He holds a degree in business administration from the University of Arkansas.

Jeffrey W. Ubben

Year First Elected – 2006

Age – 46

Mr. Ubben is a co-founder of and managing member, principal owner and controlling person of ValueAct Capital, an investment partnership with approximately $3.7 billon in assets under management. Prior to co-founding ValueAct Capital in 2000, Mr. Ubben was a Managing Partner at BLUM Capital Partners (BLUM) for more than five years. During his tenure at BLUM, the firm’s actively managed assets under management grew more than five-fold, to approximately $1.8 billion. Previously, Mr. Ubben spent eight years at Fidelity Management and Research, where he managed two multi-billion-dollar mutual funds, including the Fidelity Value Fund. Mr. Ubben currently serves as a director of four other publicly held companies: Catalina Marketing Corp., Gartner Group, Inc., Misys PLC, and Seitel Inc. He is a former chairman of the board and director of Martha Stewart Living Omnimedia, Inc., a former director of Mentor Corporation, Per-Se Technologies, Inc., Insurance Auto Auctions, Inc. and a former director at several other public and private companies. He holds a B.A. degree from Duke University and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University.

R. Halsey Wise

Year First Elected – 2006

Age – 42

Mr. Wise is President and Chief Executive Officer of Intergraph Corporation, a leading global provider of spatial information management software. He has served since 2003 as a member of the Intergraph board of directors and in 2006 became a director of Intergraph Holding Company, Intergraph’s parent company. Prior to joining Intergraph, he served as Chief Executive Officer, North America of Solution 6 Holdings, Ltd., one of Australia’s largest software companies and a global leader in the Professional Services Automation (PSA) software market. Prior to that, Mr. Wise was President and Chief Operating Officer of Computer Management Sciences, Inc. (NASDAQ:CMSX), an information technology software and services company that was later acquired by Computer Associates International (NYSE: CA). At Computer Associates, he was General Manager, North America for Global Professional Services. Prior to that, Mr. Wise was an investment banker specializing in software and technology services with The Robinson-Humphrey Company. Mr. Wise holds a Masters degree in finance and marketing from the J. L. Kellogg Graduate School of Management at Northwestern University and a B.A. degree in History from the University of Virginia.

Directors – Terms Ending in 2009

Michael J. Durham

Year First Elected – 2006

Age – 56

Mr. Durham is president and chief executive officer of Cognizant Associates, Inc., a consulting firm based in Dallas, Texas, which he founded in 2000. During the 20 years prior to forming Cognizant Associates, Mr. Durham served as president and chief executive officer of Sabre, Inc.; as senior vice president and treasurer of AMR; and as senior vice president of finance and chief financial officer of American Airlines. He also held various other positions within the finance area at AMR. Mr. Durham currently serves as the non-executive chairman of the board of Asbury Automotive Group, Inc.; as a director and audit committee member of AGL Resources, Inc.; as a director and audit committee member of Hertz Global Holdings, Inc.; and as a director of NWA, Inc. All of the foregoing are publicly held companies. He is also a director and member of the audit committee of Bombardier, Inc., a publicly held Canadian company, and of Culligan International and SCI Solutions, both privately held. He recently was named as a director of the newly constituted board of directors of Northwest Airlines. Mr. Durham serves on the board of visitors of the University Medical Center in Dallas and is a member of the University of Rochester Honorary Trustees’ Alumni Council. He holds a master’s degree in business administration from Cornell University and a bachelor’s degree in economics from the University of Rochester.

Ann D. Hasselmo

Year First Elected – 1993

Age – 62

Dr. Hasselmo is president of the American Leadership Institute in Washington, D.C., which is focused on academic leadership development and college and university presidencies. Prior to assuming that position, Dr. Hasselmo was vice president and partner in A.T. Kearney, Inc.’s higher education practice. From 1992  2001, she served as president of Hendrix College in Conway, Arkansas. She is a member of the board of visitors of Air University of the U.S. Air Force and a former member of the board of directors of the National Merit Scholarship Corporation. She is past chair of the board of directors for Educational and Institutional Insurance Administrators, the National Association of Independent Colleges and Universities, the National Collegiate Athletic Association (NCAA) Division III President’s Council and the American Council on Education’s Council of Fellows. Her memberships have included the American Council on Education board, the Arkansas Repertory Theatre board and the NCAA Executive Committee. She formerly served as dean of H. Sophie Newcomb College and associate provost at Tulane University. Dr. Hasselmo graduated summa cum laude from Lamar University, and holds a master’s degree from the University of Houston and a Ph.D. in counseling psychology from Texas A&M University.

William J. Henderson

Year First Elected – 2001

Age – 60

Mr. Henderson joined Netflix, Inc., an online DVD rental service, as its chief operations officer in January 2006. From 1998 until his retirement in 2001, Mr. Henderson was the 71st postmaster general of the United States Postal Service (USPS) and the fifth career employee to lead the world’s largest postal system. From 1994 until his appointment as postmaster general and chief executive officer of the USPS, he served as its chief operating officer. From 1992 - 1994, he was employed by the USPS as vice president of employee relations, then became chief marketing officer and senior vice president. In addition to his service in Washington, D.C., he has served in postal management positions in Chicago, IL; Greensboro, NC; Memphis, TN; and Stockton, CA, among other locations. In 1997, Mr. Henderson received the USPS’ John Wanamaker Award, and in 1998 he received American University’s Roger W. Jones Award for Executive Leadership. In 1998, Mr. Henderson also received an honorary Mailing Excellence Award from the National Postal Forum for his work with the nation’s professional mailing industry. Mr. Henderson currently serves as a director of comScore Networks, the Committee for Economic Development, the Marrow Donor Foundation and Nature’s Best magazine. He is a partner of Signature Systems, and a fellow with the National Academy of Public Administration. Mr. Henderson holds a degree in industrial relations from the University of North Carolina at Chapel Hill and served in the U.S. Army.

Charles D. Morgan

Year First Elected – 1975

Age – 64

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Acxiom’s executive officers, directors, and the owners of more than 10 percent of our stock to file reports of ownership and changes in ownership with the SEC. These reports are also filed with the National Association of Securities Dealers, Inc. A copy of each report is furnished to Acxiom. SEC regulations require us to identify anyone who has failed to timely file his or her Section 16(a) reports. Based solely on our review of reports furnished to us and the written representations that no other reports were required during the fiscal year ended March 31, 2007, we believe that all Section 16(a) filing requirements were met during the last fiscal year.

Corporate Governance

The board of directors has adopted a number of measures designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the final rules of the SEC interpreting and implementing the Sarbanes-Oxley Act, as well as the revised listing standards of Nasdaq. Specifically, the board has (1) appointed an independent audit committee, compensation committee, finance committee, and governance/ nominating committee; (2) adopted charters for each of the foregoing committees; (3) adopted a set of corporate governance principles; (4) adopted codes of ethics for the board, for financial personnel, and for all associates; (5) adopted specific procedures requiring pre-approval by the audit committee of audit, audit-related and non-audit services to be provided by the independent auditors; (6) instituted the practice of scheduling time at each board and committee meeting for executive sessions of the independent directors; (7) established the position of Lead Independent Director/Vice Chairman of the Board; and (8) established a process whereby stockholders may confidentially and anonymously communicate with the independent directors, the Lead Independent Director, and/or the audit committee. Copies of the documents listed above are posted on the Company’s website at www.acxiom.com. Also available on the website is information as to how stockholders may contact the directors. Acxiom’s management and the board of directors closely monitor corporate governance developments and will continue to evaluate their duties and responsibilities with the intention of complying with all applicable laws, rules and regulations.

Board and Committee Matters

Independent director William T. Dillard II has been elected by the independent members of the board to serve as Lead Independent Director/Vice Chairman of the Board. The duties of this position include presiding over executive meetings of the independent directors; presiding over board meetings in the absence of or upon the request of the Chairman; making recommendations on matters for the board to consider and information to be provided to the board; serving as a member of the Executive Committee of the board; facilitating meetings of the board in the event the other directors wish to meet without the knowledge of the Chairman; and serving as a liaison between the independent directors and Company leadership.

Independent directors constitute a majority of the board. The board has determined that the following seven directors currently qualify as “independent” under the Nasdaq listing standards: Mr. Dillard, Mr. Durham, Dr. Good, Dr. Hasselmo, Mr. Henderson, Mr. Patterson and Mr. Wise. In making these determinations, the board reviewed the directors’ relationships, if any, with Acxiom. The directors are aware of the relationship between Dr. Good’s employer, the University of Arkansas at Little Rock (UALR), and Acxiom whereby Acxiom provides funding for research projects done by UALR personnel and makes charitable contributions to UALR. They have considered the fact that the total combined amount of such funding and donations for the past fiscal year was less than half of one percent of UALR’s total annual revenue, which is well below the five percent threshold specified in the Nasdaq independence criteria. Further, they have considered the fact that Mr. Durham currently serves as a director of Acxiom clients for whom Acxiom already provided services prior to Mr. Durham’s joining either the clients’ or Acxiom’s boards. The board determined that the revenue received by Acxiom from these clients is well below five percent of Acxiom’s total annual revenue and thus below the threshold specified in the Nasdaq independence criteria. Additionally, the board is aware that Mr. Durham is a member of a golf club located in Mexico which is owned by company leader and chairman of the board Charles D. Morgan, chief administrative leader and director Rodger S. Kline, and Acxiom global development leader and former director James T. Womble. The board has been informed that Mr. Durham receives no special benefits related to his club membership as a result of his service on the Acxiom board. The board has determined that the relationships described above would not interfere with Dr. Good’s or Mr. Durham’s ability to exercise independent judgment in carrying out their responsibilities as directors. Additionally, the board has affirmatively determined that there were no other factors involving any of the seven independent directors which would interfere with their ability to exercise independent judgment in carrying out their responsibilities as directors.

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

The board currently has five standing committees to assist it in the discharge of its responsibilities. All of the members of the audit, compensation, finance, and governance/nominating committees have been determined by the board to be independent under applicable Nasdaq listing standards. Following the execution of the Merger Agreement described above, the board of directors determined that due to the fact that Mr. Ubben is currently serving as an executive of each of Newco and Merger Sub, Mr. Ubben, who had previously been deemed independent, is no longer independent. Following that determination, Mr. Ubben withdrew from serving on any committees. A description of each of the committees is set forth below:

Audit Committee

The members of the audit committee currently are Mr. Patterson (Chair), Mr. Durham, Dr. Hasselmo and Mr. Henderson, each of whom is “independent” under the Nasdaq listing standards.

The audit committee assists the board in overseeing Acxiom’s financial statements and financial reporting process; disclosure controls and procedures; systems of internal accounting and financial controls; independent auditors’ engagement, performance, independence and qualifications; internal audit function; and legal, regulatory compliance and ethics programs as established by management and the board. The board has determined that Messrs. Durham and Patterson are “audit committee financial experts,” as defined by the Securities and Exchange Commission. A copy of the committee’s charter is posted on the Company’s website.

Compensation Committee

The members of the compensation committee currently are Mr. Dillard (Chair), Dr. Good and Mr. Wise, each of whom is “independent” under the Nasdaq listing standards.

The compensation committee assists the board in fulfilling its oversight responsibility related to the compensation programs, plans and awards for Acxiom’s senior executives, and administers the Company’s equity-based compensation plans. The committee annually reviews and approves goals and objectives for the company leader and evaluates his performance. A copy of the committee’s charter is posted on the Company’s website.

Compensation Committee Interlocks and Insider Participation

No compensation committee interlocks exist with respect to the board’s compensation committee, nor do any present or past officers of Acxiom serve on the compensation committee.

Executive Committee

The members of the executive committee currently are Mr. Morgan (Chair), Mr. Dillard and Mr. Kline.

The executive committee implements the policy decisions of the full board and handles routine matters which arise during the interim periods between board meetings consistent with the authority which has been delegated to the committee by the board.

Finance Committee

The members of the finance committee currently are Mr. Durham (Chair), Mr. Dillard and Mr. Wise, each of whom is “independent” under the Nasdaq listing standards.

The finance committee monitors financial matters pertaining to the Company, assists the board in long-range strategic planning, and recommends financial policies and goals that support the mission of the Company. This committee also assists management in the development of the Company’s strategic plans, advises in assessing the strategies and action plans to meet strategic objectives, and evaluates the Company’s strategic planning process by recommending and prioritizing capital and financial commitments and by monitoring related performance measurements. A copy of the committee’s charter is posted on the Company’s website.

Governance/Nominating Committee

The members of the governance/nominating committee currently are Mr. Henderson (Chair), Dr. Good, Dr. Hasselmo and Mr. Patterson, each of whom is “independent” under the Nasdaq listing standards.

This committee is responsible for reviewing and recommending to the board the following: corporate governance principles; a management succession plan; the structure of board committees; the annual compensation of directors; an annual self-evaluation process for the board; ethics compliance programs, director orientation and education programs. In addition, the committee is charged with reviewing and approving related-party transactions between Acxiom and any of its officers, directors or affiliates that would be required to be reported in the annual proxy statement under SEC rules and regulations. A copy of the committee’s charter is posted on the Company’s website.

The committee is also responsible for screening and recommending qualified candidates to the board for membership, and for annually recommending to the board the nominees for director to be submitted for election at each annual meeting of stockholders. All nominations or appointments to the board are approved by the full board of directors. When formulating its membership recommendations, the committee considers any advice and recommendations offered by the company leader or by the stockholders.

The committee is responsible for assessing the appropriate balance of skills and characteristics required of board members. Nominees for director must meet the qualifications set forth in our corporate governance principles and the nominating committee charter, copies of which are posted in the corporate governance section of our website at www.acxiom.com. Among the various criteria for selection as a board member are the level of a potential candidate’s experience, wisdom, integrity, ability to make independent analytical inquiries, understanding of our business environment, willingness to devote adequate time to board duties, and a commitment to serve on the board for an extended period of time. Directors should possess the highest personal and professional ethics and values, and be committed to representing the long-term interests of the stockholders. They should have an objective perspective and mature judgment. We endeavor to have a board representing diverse experience at policy-making levels in business, government, education and technology.

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

Board Policy on Nominees Recommended by Security Holders

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

2007 Stockholder Nominations

MMI Investments, L.P., a stockholder of the Company, has notified the Company of its intention to nominate three of its executives in opposition to the three nominees recommended by the Acxiom board of directors. According to information provided by MMI, for which the Company disclaims any responsibility, these individuals are: John S. Dyson, Clay B. Lifflander, and Alan L. Rivera.

Meetings Held During Past Fiscal Year

During the past fiscal year, the board met eleven times, the audit committee met four times, the compensation committee met five times, the finance committee met three times, and the governance/nominating committee met four times. Action pursuant to unanimous written consent in lieu of a meeting was taken four times by the board, once by the compensation committee and twice by the executive committee. All of the directors attended at least 75% of the aggregate number of meetings of the board and of the committees on which they served during the past fiscal year. Executive sessions of the independent directors are held at each quarterly board meeting and may be held at any other meeting if the independent directors so desire. Directors are expected to attend all board and stockholder meetings. At the 2006 Annual Meeting of Stockholders, four of the Company’s nine outside directors were in attendance.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

Acxiom is known for its innovation and leadership in creating customer and information management solutions for many of the largest and most respected companies in the world. We believe our compensation programs are an integral part of maintaining this reputation in the industry and achieving high levels of business performance over the long term. Our general compensation philosophy is that compensation should be designed to attract, retain and motivate the right people in the right places at the right time to help our clients build valuable relationships with their customers. In keeping with this philosophy, the key objectives of our compensation programs are to:

•	align leadership compensation with our business strategy, values and management initiatives,
•	align leaders’ interests with our stockholders and investors’ interests,
•	motivate leaders to achieve the highest level of performance,
•	provide a strong link between pay and performance, and
•	attract and retain the best leaders through competitive, market-based plans.

We discuss below how we use compensation awards and a number of other steps to achieve these objectives.

How We Determine Compensation

Role of the Compensation Committee and Senior Leaders. The Compensation Committee of the Acxiom Board of Directors (the “Committee”) oversees the design, development and implementation of compensation packages for the Named Executive Officers, including the Company Leader, and the other executive officers of the Company. Under a recently adopted charter provision, any decisions regarding the Company Leader’s compensation are submitted by the Committee to the independent members of the full board for final approval.

The Company Organizational Development Leader assists the Committee by providing internal and external market information and analyses discussed below under the heading “Compensation Benchmarking.” The Company Leader is responsible for recommending compensation actions involving his direct reports to the Committee for final determination and approval. The Company Leader does not participate in any decisions regarding his own compensation.

Role of Compensation Consultant. The Committee periodically engages executive compensation consultants to provide advice and ongoing recommendations regarding executive compensation. For fiscal year 2007, Hewitt Associates LLC (“Hewitt”), a compensation consulting firm, was engaged to review the long-term incentive component of Acxiom’s pay program and to provide compensation data for benchmarking purposes (discussed below). In the future, the Company or the Committee may engage Hewitt or other compensation consultants to review and make recommendations on other components of compensation.

Compensation Benchmarking. Our compensation programs and practices are benchmarked each year against two separate groups of companies: a group of companies from a variety of high-tech industries (the “High-Tech Group”) and a group of companies in the information services industry (the “Peer Group” and collectively with the High Tech Group, the “Comparison Groups”), with each group consisting mostly of companies with similar revenues as Acxiom. Because we compete for executive talent from a variety of industries, the companies in the High-Tech Group represent a cross section of high-tech industries, not information services companies. For benchmarking against the High-Tech Group we utilize the following industry-recognized surveys:

•	Radford Executive Survey – published by Aon Consulting
•	CHiPS Executive and Senior Management Total Compensation Survey – published by Pearl Meyer and Partners.

For benchmarking against companies in the Peer Group, we utilize publicly available proxy information and we participate in a private industry survey published by Hewitt. The following companies comprise the Peer Group:

•	Arbitron, Inc.
•	ChoicePoint, Inc
•	The Corporate Executive Board Company
•	The Dun and Bradstreet Corporation
•	Equifax, Inc.
•	FactSet Research Systems, Inc.
•	Fair Issac Corporation
•	Gartner, Inc.
•	Getty Images, Inc.
•	IHS, Inc.
•	John Wiley & Sons, Inc.
•	The McGraw-Hill Companies, Inc.
•	Moody’s Corporation
•	Proquest Company
•	The Thompson Corporation

All components of Acxiom’s executive compensation package, as well as the aggregate total direct compensation (the sum of base salary, cash incentives and long-term incentives) levels for the Named Executive Officers, are generally targeted at the median (determined by combining and weighting the median data from the Comparison Group surveys) for similarly situated employees of companies in the Comparison Groups. Variation above or below the target is allowed when, in the judgment of the Committee, the value of a leader’s experience, performance, scope and/or specific skills justify variation. Each component of compensation is also generally targeted at the median of the Comparison Groups. As with total direct compensation, some components may be above or below the median depending on specific circumstances and a leader’s ability to impact business results.

Components of Compensation

The compensation program for our senior leadership team consists of:

•	base salary
•	short-term cash incentive
•	long-term incentive
•	supplemental executive retirement plan
•	broad-based employee benefits

For fiscal year 2007, Charles D. Morgan’s base salary represented approximately 71% of his total compensation. His short-term cash incentive awards made up the remaining approximately 29% of his total compensation. Rodger S. Kline’s base salary represented approximately 77% of his total compensation. His short-

term cash incentive awards made up the remaining approximately 23% of his total compensation. Neither Mr. Morgan nor Mr. Kline were granted equity awards in fiscal year 2007. The Committee determined not to award equity compensation to them in consideration of the equity award expensing requirements under FAS 123R (discussed below), along with Mr. Morgan and Mr. Kline’s current significant equity holdings. For Frank J. Cotroneo, base salary represented approximately 29% of his total compensation, short-term cash incentive payments represented approximately 4% of his total compensation, and a one-time severance payment represented approximately 67% of his total compensation for fiscal year 2007. Mr. Cotroneo was also granted 25,000 restricted stock units and 100,000 non-qualified stock options in fiscal year 2007 which were subsequently cancelled. For the remainder of the Named Executive Officers, base salary represented an average of approximately 65% of their total compensation, short-term cash incentive payments represented an average of approximately 18% of their total compensation, and long-term equity awards represented an average of approximately 17% of their total compensation in fiscal year 2007.

Base Salary.          Base salaries are based on the leaders’ responsibilities, demonstrated performance, internal pay equity, and the benchmarking data discussed above. The base salaries of the Company Leader and his direct reports are reviewed approximately every 12 months and are not automatically increased if the Committee believes other elements of compensation are more appropriate, or if an increase is not necessary or appropriate under business conditions at the time of review. Each individual’s performance for the prior year is reviewed by his or her direct leader or, with respect to the performance of the Company Leader, by the Committee and the independent members of the Board.

Cash Incentive.     All of Acxiom’s leaders participate in the Acxiom Leadership Cash Incentive Plan (the “Cash Incentive Plan”) which provides an opportunity to receive quarterly and annual cash incentive payments. Payment opportunities under the Cash Incentive Plan are established as a percentage of base salary and are generally targeted at the average of the median cash incentive opportunities available for similarly situated employees of companies in each of the Comparison Groups. For fiscal year 2007, the target opportunity under the Cash Incentive Plan for each Named Executive Officer, expressed as a percentage of his individual target base salary, was as follows: Charles D. Morgan - 100%, Rodger S. Kline - 75%, Frank J. Cotroneo - 65%, L. Lee Hodges - 75%, Richard K. Howe - 65%, and Jerry C. Jones - 65%.

The purpose of the Cash Incentive Plan is to reward performance during the year based on the achievement of certain financial performance goals outlined in Acxiom’s “Financial Road Map,” which is a presentation of historical and projected financial measures Acxiom formerly provided to the investment community on a quarterly basis. Under the plan in place for fiscal year 2007, a retention bonus of 10% of the total opportunity was payable each quarter (40% for the year) as a minimum payment under the plan. The remaining 60% of the bonus opportunity was payable after the close of the fiscal year based on performance against target. The performance measure for fiscal year 2007 was operating income.

Accrual of bonuses beyond the 40% in quarterly retention bonuses was scheduled to begin when operating income reached $189,614,000 for the full year. This operating income target was calibrated to the midpoint of the Acxiom Financial Roadmap. As Acxiom’s operating income increased, the variable compensation funding was to increase as follows:

Operating Income Target	Percentage of Opportunity
$190,914,000	50%
$192,214,000	60%
$193,514,000	70%
$194,814,000	80%
$196,114,000	90%
$197,414,000	100%

For fiscal year 2007, the Company did not attain the annual operating income thresholds necessary to permit the payment of additional bonuses to the Named Executive Officers beyond the 40% minimum retention bonus under the Cash Incentive Plan.

Long-Term Incentive. During the last fiscal year, the Committee approved grants of restricted stock units (“RSUs”) and stock options to certain Named Executive Officers and other senior leaders. The amount of RSUs and stock options were based on the Committee’s evaluation of a number of factors which included each recipient’s responsibilities and demonstrated performance, internal pay equity, accumulated wealth analysis, analysis of the benchmarking data discussed above, and retention considerations. The Company does not currently have a formal, ongoing, recurring plan for granting equity incentives. The Committee’s decisions regarding whether to make equity grants to the Named Executive Officers vary based upon business conditions and recruiting and retention activity during the year. The Committee will continue to take external market and regulatory developments into consideration when determining the Company’s long-term incentive practices and may further update its long-term incentive plans, in accordance with applicable law, as circumstances warrant in the future.

Equity grants are approved by the Committee. Acxiom has a policy of not backdating, re-pricing, or granting equity awards retroactively. For stock options, the exercise price is the closing price of the Company’s common stock on the date the Committee approves the grant.

Retirement Benefits. The Company maintains the Acxiom Corporation Retirement Savings Plan which is a 401(k) qualified savings plan that is available to all associates, including the Named Executive Officers. The plan provides for deferral of compensation with a matching component of $.50 on the dollar on the participant’s contributions to the 401(k) plan that do not exceed 6% of the participant’s compensation. The matching contribution is currently paid in shares of Acxiom common stock. Vesting of Company contributions under the 401(k) plan is 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested.

Supplemental Executive Retirement Plan. All members of Acxiom’s leadership team are eligible to participate in the Company’s nonqualified supplemental executive retirement plan (“SERP”), which was adopted in fiscal year 1996, by contributing pretax income into the plan via payroll deductions. As is the case with the 401(k) plan, Acxiom matches contributions at a rate of $.50 on the dollar on the participant’s contributions to the SERP that do not exceed 6% of the participant’s compensation. The matching contribution is currently paid in shares of Acxiom common stock. Participants may contribute up to 100% of their pretax income to the SERP. The SERP is a nonqualified restoration plan in that it simply restores benefits lost due to certain IRS limitations on highly compensated (as defined by the IRS) employees’ participation in the Company’s qualified retirement plan. All the Company’s highly compensated associates are eligible to participate in the SERP. Vesting of Company contributions under the SERP is 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested.

Other Employee Benefits. Acxiom maintains certain broad-based employee benefit plans in which leaders are permitted to participate on the same terms as other employees who meet applicable eligibility criteria, subject to legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans.

Stock Ownership Requirements

In May 2007, the Committee adopted stock ownership requirements for the Company’s executive officers to ensure that they have a meaningful stake in the Company. The guidelines are designed to balance a leader’s need for portfolio diversification with ensuring that his or her interests are closely aligned with the stockholders’ interests. The stock ownership guidelines are set as a multiple of base salary. The Company Leader has a three times multiple and the other executive officers have a one times multiple. Beginning in May 2007, each current officer who is required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16 Officer”), has five years to comply with the ownership requirements. Thereafter, any newly appointed Section 16 Officer will likewise have five years from the date of appointment to comply. Until the affected leaders comply with the stock ownership requirements, they are required to retain 50% of any exercised stock option shares or vested RSU shares after payment of taxes and, with respect to stock options, the payment of the exercise price.

Employment Agreements

We have not entered into employment agreements with any Named Executive Officer other than Mr. Cotroneo, with whom we had an agreement under which severance payments were made. (See the Summary Compensation Table below.)

Change in Control Agreements

The Company considers the maintenance of a sound leadership team to be essential in protecting the best interests of Acxiom and its stockholders. The board recognizes that the potential for a change in control exists from time to time, and that this possibility, and the inevitable uncertainty and questions it raises among the Company’s leaders, may result in the departure or distraction of leaders in the event of a change in control. Accordingly, the Committee has approved the execution of executive security agreements between Acxiom and certain of its key associates, including the Named Executive Officers. Payments under these agreements will be triggered if an associate covered by an agreement is terminated by the Company or a successor (other than for cause, death or disability) within the three-year period following a change in control or following commencement of discussions with a third-party that results in a change in control, or if he or she resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities. The amount payable to an individual is 2.99 times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control; two times annualized includible compensation if termination of employment occurs in the second year after a change in control; or one times annualized includible compensation if termination of employment occurs in the third year after a change in control. Payments are made in a lump sum within ten (10) days following termination of employment. Covered associates are also entitled to reimbursement of any excise taxes on the change in control payments that are triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally prevents public corporations from deducting as a business expense that portion of compensation paid to Named Executive Officers that exceeds $1,000,000 unless it qualifies as “performance-based compensation” under Section 162(m). The goal of the Committee is to comply with the requirements of Section 162(m), to the extent possible, to avoid losing this deduction. However, the committee may elect to provide compensation outside those requirements when necessary to achieve its compensation objectives. For this and other reasons, the Committee will not necessarily limit executive compensation to the amount deductible under Internal Revenue Code Section 162(m). The Committee will consider various alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives. During fiscal year 2007, the amount of compensation paid in excess of $1,000,000 to the Named Executive Officers was not material; therefore, it was unnecessary for the Committee to consider such alternatives in designing total compensation plans for the Named Executive Officers.

Beginning on April 1, 2006, the Company began accounting for equity-based awards included in its long-term incentive program in accordance with the requirements of FAS 123R. The accounting treatment for an award is taken into consideration in the granting of long-term incentive awards. As discussed above, the Committee determined to not grant Messrs. Morgan and Kline equity compensation awards in fiscal year 2007 based, in part, on the equity award expensing requirements under FAS 123R.

Mr. Morgan’s Fiscal Year 2007 Compensation

In setting Mr. Morgan’s pay, the Committee reviews the benchmarking data discussed above as it relates to CEO compensation, considers the Company’s overall financial situation, reviews a tally sheet of Mr. Morgan’s total compensation, and evaluates Mr. Morgan’s performance measured against the goals and objectives which are established annually by the Committee. For fiscal year 2007, these goals and objectives included ensuring that the Company met its financial objectives as specified in the Company’s guidance provided to the investment community, maintaining customer satisfaction at specified levels, and maintaining associate satisfaction at certain levels.

During fiscal year 2007, Mr. Morgan received $796,250 in base pay and $318,500 in cash incentive pay. His cash incentive pay represents a 40% payment against his total opportunity of $815,000. As discussed above, he did not receive any long-term equity incentive compensation awards for the fiscal year. Mr. Morgan’s base pay was increased 10.1% effective July 1, 2006. His previous base pay increase of 2.1% was effective August 1, 2004.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Throughout fiscal year 2007, Director William T. Dillard II was the Compensation Committee’s Chair and Mary L. Good was a member of the Committee. William J. Henderson served on the committee until January 1, 2007, and Jeffrey W. Ubben and R. Halsey Wise were named to the Committee effective as of January 1, 2007. Following the execution of the Merger Agreement described in Item 10 above, Mr. Ubben has withdrawn from serving on the Committee. The Committee is currently composed solely of independent directors.

The Committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” with management. Based on such review and discussions, the Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K or any amendments thereto for the fiscal year ended March 31, 2007 for filing with the Securities and Exchange Commission.

Respectfully submitted,

William T. Dillard II, Chairman

Mary L. Good

R. Halsey Wise

SUMMARY COMPENSATION TABLE

The following table shows the compensation earned in fiscal year 2007 by Acxiom’s Company Leader, Chief Administrative Leader/CFO and Acxiom’s other three most highly compensated executive officers who were serving as executive officers on March 31, 2007, as well as Acxiom’s former CFO. These individuals are referred to collectively as the Named Executive Officers.

Name and Principal Position	Year	Salary	Stock Awards[1]	Option Awards[1]	Non-equity Incentive Plan Compensation (Bonus)[2]	All Other Compensation[3]	Total
Charles D. Morgan, Chairman of the Board and Company Leader	2007	$796,250	$0	$0	$318,500	$36,460	$1,151,210
Rodger S Kline, Chief Administrative Leader	2007	$490,000	$0	$0	$147,000	$21,461	$658,461
Frank J. Cotroneo, Former CFO	2007	$291,026	$0	$0	$34,667	$675,158	$1,000,851
L. Lee Hodges, Services Division Leader	2007	$472,500	$89,526	$0	$141,750	$19,058	$722,834
Richard K. Howe, Marketing and Business Strategy Leader	2007	$341,250	$130,412	$38,533	$88,725	$5,623	$604,543
Jerry C. Jones, Business Development / Legal Leader	2007	$375,000	$44,763	$0	$97,500	$8,097	$525,360

1 These amounts reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with FAS 123R. The fair value of stock options granted during fiscal year 2007 was calculated using a lattice option pricing model with the following weighted-average assumptions:  dividend yield of 1%; risk-free interest rate of 4.6%; expected option life of 8.7 years, and expected volatility of 25%. For restricted stock units, the fair value at the date of grant was determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted stock units do not pay dividends until they are vested. These values were then expensed over the vesting period.

2 These amounts represent the Named Executive Officers’ cash incentive pay under the Acxiom Leadership Incentive Plan. These payments represent a payout of 40% of the total annual opportunity.

3 All other compensation consists of the following:

	Mobile Phone Allowance	Relocation Expense	401(k) and SERP Matching Contributions[1]	Severance Payments	Total
Charles D. Morgan	$1,248	$0	$35,212	$0	$36,460
Rodger S. Kline	$1,248	$0	$20,213	$0	$21,461
Frank J. Cotroneo	$1,140	$17,780	$6,238	$650,000	$675,158
L. Lee Hodges	$0	$0	$19,058	$0	$19,058
Richard K. Howe	$416	$0	$5,207	$0	$5,623
Jerry C. Jones	$1,248	$0	$6,849	$0	$8,097

1 Vesting under the 401(k) plan and SERP is 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning grants of plan-based awards made to the Named Executive Officers during fiscal year 2007.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Thresh-old[1] ($)	Target ($)	Maxi-mum[2] ($)				Grant Date Fair Value of Stock and Option Awards[3] ($)
Charles D. Morgan	04/01/06	$318,500	$796,250	$796,250	0	0	0	0
Rodger S. Kline	04/01/06	$147,000	$367,500	$367,500	0	0	0	0
Frank J. Cotroneo	05/15/06 11/02/06	$34,667	$216,667	$216,667	25,000[4]	100,000[4]	$25.00	$1,540,206
L. Lee Hodges	04/01/06	$141,750	$354,375	$354,375	30,000	0	0	$725,760
Richard K. Howe	04/01/06 11/02/06	$88,725	$221,812	$221,812	0	60,000	$25.00	$566,868
Jerry C. Jones	04/01/06 11/01/06	$97,500	$234,750	$234,750	15,000	0	0	$362,880

1 The payments represent cash payments received under the Acxiom Leadership Incentive Plan and are also reported in the Summary Compensation Table.

2 Payments above the target award are discretionary and are determined by the Compensation Committee of the Board of Directors. For fiscal year 2007, no payments were made above the threshold. For fiscal year 2006, payments were below target.

3 The fair value of stock options granted during fiscal year 2007 was calculated using a lattice option pricing model with the following weighted-average assumptions:  dividend yield of 1%; risk-free interest rate of 4.6%; expected option life of 8.7 years, and expected volatility of 25%. For restricted stock units, the fair value at the date of grant was determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested.

4 These awards were unvested and were cancelled as of Mr. Cotroneo’s severance date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name[1]	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable[2]	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested[2] (#)	Market Value of Shares or Units of Stock That Have Not Vested[3]
Charles D. Morgan	73,024 72,803 51,474 53,503 8,577 4,980 5,663 93,592 34,623 37,719			$17.93 $23.44 $20.44 $24.53 $26.03 $39.04 $52.05 $26.08 $32.60 $39.12	10/13/2014 08/09/2015 08/07/2017 08/07/2017 11/10/2013 11/10/2013 11/10/2013 05/26/2014 05/26/2014 05/26/2014
Rodger S. Kline	21,985 5,912 3,433 3,904 62,041 22,927 24,977 48,355 48,157 2,662 13,746 37,554 65,194 34,023 35,365			$15.70 $26.03 $39.04 $52.05 $26.08 $32.60 $39.12 $17.93 $23.44 $11.50 $13.33 $11.14 $16.35 $20.44 $24.53	05/28/2012 11/10/2013 11/10/2013 11/10/2013 05/26/2014 05/26/2014 05/26/2014 10/13/2014 08/09/2015 04/02/2016 04/11/2016 10/02/2016 08/07/2017 08/07/2017 08/07/2017
L. Lee Hodges	83,649 22,390 28,760 7,500 3,750 3,750 10,968 26,941 10,168 39,470 20,599 21,411 50,000			$20.62 $30.93 $41.24 $26.03 $39.04 $52.05 $17.93 $23.44 $11.14 $16.35 $20.44 $24.53 $23.19	09/16/2013 09/16/2013 09/16/2013 11/10/2013 11/10/2013 11/10/2013 10/13/2014 08/09/2015 10/02/2016 08/07/2017 08/07/2017 08/07/2017 10/14/2016	30,000	$641,700

Richard K. Howe	95,000 20,000	60,000	$22.69 $22.61 $25.00	05/11/2016 08/04/2016 11/02/2018	18,750	$401,063
Jerry C. Jones	70,940 12,181 13,880 24,981 13,700 14,925 33,022 27,697 1,942 6,686 23,975 37,226 19,427 20,193		$25.98 $38.98 $51.97 $26.08 $32.60 $39.12 $17.93 $23.44 $11.50 $13.33 $11.14 $16.35 $20.44 $24.53	03/16/2014 03/16/2014 03/16/2014 05/26/2014 05/26/2014 05/26/2014 10/13/2014 08/09/2015 04/02/2016 04/11/2016 10/02/2016 08/07/2017 08/07/2017 08/07/2017	15,000	$320,850

1 Mr. Cotroneo had no outstanding equity awards at March 31, 2007 and is therefore omitted from the table.

2 The vesting schedule for the stock options listed above is 20% beginning on the second anniversary of the date of grant and 20% annually thereafter through the sixth anniversary of the date of grant. The vesting schedule for the restricted stock units listed above is 25% per year beginning on the first anniversary of the date of grant.

3 This value was determined by multiplying the number of unvested shares or units by the closing price of Acxiom common stock on March 31, 2007.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR

	Option Awards		Stock Awards[1]
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Charles D. Morgan	0	$0	0	$0
Rodger S. Kline	0	$0	0	$0
Frank J. Cotroneo	0	$0	0	$0
L. Lee Hodges	0	$0	0	$0
Richard K. Howe	0	$0	6,250	$156,250
Jerry C. Jones	0	$0	0	$0

1 This value was determined by multiplying the number of shares acquired on vesting by the closing price of Acxiom common stock on date of vesting.

NONQUALIFIED DEFERRED COMPENSATION1

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY2	Aggregate Earnings in Last FY3	Aggregate Withdrawals/ Distributions[4]	Aggregate Balance at Last FYE
Charles D. Morgan	$176,063	$30,017	$112,215	$0	$2,611,294
Rodger S. Kline	$85,750	$14,495	$69,118	$0	$1,065,495
Frank J. Cotroneo	$3,949	$118[5]	$(14)	$0	$4,054
L. Lee Hodges	$127,050	$12,794	$89,163	$0	$961,250
Richard K. Howe	$0	$0	$0	$0	$0
Jerry C. Jones	$13,330	$3,999	$1,993	$0	$32,012

________________________

1 Acxiom maintains a nonqualified supplemental executive retirement plan (referred to as the “SERP”). The SERP is designed to mirror Acxiom’s qualified 401(k) plan. As permitted under Department of Labor and Internal Revenue Service regulations, its objective is to provide eligible associates with the ability to defer cash compensation in excess of some of the limits that apply to the 401(k) plan and to receive a matching contribution with respect to compensation that exceeds the qualified plan limits.

2 Under both the SERP and the 401(k) plan, Acxiom matches at a rate of $.50 on the dollar on the participant’s combined contributions up to the first 6% of the participant’s compensation. The matching contribution is comprised of shares of the Company’s stock. The matching contribution is vested at 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested.

3 The investment choices under the SERP are similar to those provided under the 401(k) plan.

A participant’s deferrals are deemed to be invested in those funds in accordance with his or her election, and earnings are calculated based on the performance of the selected funds. The participant does not actually own any share of the investments.

4 Prior to deferring compensation, participants must elect the time and manner of their account payout; otherwise accounts are paid in the form of a lump sum on separation from service. All distribution elections are subject to Section 409A of the Internal Revenue Code, including, for example, that a “specified employee” may not receive a distribution of post-2004 deferrals until at least six months following certain terminations.

5 This amount is unvested and will be forfeited upon distribution of Mr. Cotroneo’s account balance, which will occur in August 2007 in accordance with the terms of the SERP.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Charles D. Morgan

Type of Payment	Voluntary Termination	Retirement other than in connection with a Change in Control	Involuntary not for Cause Termination other than in connection with a Change in Control	Involuntary for Cause Termination	Change in Control with No Termination[1]	Termination following a Change in Control[1]	Tax “Gross Up” for Section 280G Excise Tax[1]	Death or Disability
Severance	$0	$0	$0	$0	$0	$5,915,960	$0	$0
Leadership Cash Incentive Plan	$0	$0[2]	$0[2]	$0	$0	$0		$0[2]
Supplemental Executive Retirement Plan	$2,611,294[3]	$2,611,294[3]	$2,611,294[3]	$2,611,294[3]	$0	$0[4]		$2,611,294[3]
Stock Options (unvested and accelerated)	$0	$0	$0	$0	$0	$0		$0
Restricted Stock Units	$0	$0	$0	$0	$0	$0		$0

1 Payments under Mr. Morgan’s executive security agreement will be triggered if he is terminated by the Company or a successor (other than for cause, death or disability) within the three-year period following a change in control or following commencement of discussions with a third-party that results in a change in control, or if he resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities. The amount payable to him is 2.99 times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control; two times annualized includible compensation if termination of employment occurs in the second year after a change in control; or one times annualized includible compensation if termination of employment occurs in the third year after a change in control. Payments are made in a lump sum within ten (10) days following termination of employment. He is also entitled to reimbursement of any excise taxes on the change in control payments that are triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement. The terms “annualized includible compensation” and “base period” have the meanings set forth in Section 280G of the Internal Revenue Code of 1986.

2 The terms and conditions of the Acxiom Leadership Cash Incentive Plan provide that in the event of retirement, layoff, death or disability, leaders or their beneficiaries may, at Acxiom’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period.

3 This amount consists of Mr. Morgan’s voluntary deferrals, earnings on investments and Company matching contributions as of March 31, 2007. As is the case with the 401(k) plan, Acxiom matches contributions at a rate of $.50 on the dollar on the participant’s contributions to the SERP that do not exceed 6% of the participant’s compensation.

4 The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

Rodger S. Kline

Type of Payment	Voluntary Termination	Retirement other than in connection with a Change in Control	Involuntary not for Cause Termination other than in connection with a Change in Control	Involuntary for Cause Termination	Change in Control with No Termination[1]	Termination following a Change in Control[1]	Tax “Gross Up” for Section 280G Excise Tax[1]	Death or Disability
Severance	$0	$0	$0	$0	$0	$1,688,901	$0	$0
Leadership Cash Incentive Plan	$0	$0[2]	$0[2]	$0	$0	$0		$0[2]
Supplemental Executive Retirement Plan	$1,065,495[3]	$1,065,495[3]	$1,065,495[3]	$1,065,495[3]	$0	$0[4]		$1,065,495[3]
Stock Options (unvested and accelerated)	$0	$0	$0	$0	$0	$0		$0
Restricted Stock Units	$0	$0	$0	$0	$0	$0		$0

1 Payments under Mr. Kline’s executive security agreement will be triggered if he is terminated by the Company or a successor (other than for cause, death or disability) within the three-year period following a change in control or following commencement of discussions with a third-party that results in a change in control, or if he resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities. The amount payable to him is 2.99 times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control; two times annualized includible compensation if termination of employment occurs in the second year after a change in control; or one times annualized includible compensation if termination of employment occurs in the third year after a change in control. Payments are made in a lump sum within ten (10) days following termination of employment. He is also entitled to reimbursement of any excise taxes on the change in control payments that are triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement. The terms “annualized includible compensation” and “base period” have the meanings set forth in Section 280G of the Internal Revenue Code of 1986.

2 The terms and conditions of the Acxiom Leadership Cash Incentive Plan provide that in the event of retirement, layoff, death or disability, leaders or their beneficiaries may, at Acxiom’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period.

3 This amount consists of Mr. Kline’s voluntary deferrals, earnings on investments and Company matching contributions as of March 31, 2007. As is the case with the 401(k) plan, Acxiom matches contributions at a rate of $.50 on the dollar on the participant’s contributions to the SERP that do not exceed 6% of the participant’s compensation.

4 The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

Frank J. Cotroneo

Type of Payment	Voluntary Termination
Severance	$650,000[1]
Leadership Cash Incentive Plan	$0
Supplemental Executive Retirement Plan	$3,936[2]
Stock Options (unvested and accelerated)	$0
Restricted Stock Units	$0

1 Mr. Cotroneo was paid $400,000 in accordance with the terms of his offer letter dated May 4, 2006. He was also paid an additional $250,000 in consideration of certain benefit and compensation programs that were cancelled upon his severance date. He is not entitled to any other employment-related payments from the Company.

2 This amount consists of Mr. Cotroneo’s voluntary deferrals and earnings on investments as of March 31, 2007. His account balance will be distributed in August 2007 in accordance with the terms of the SERP. His account balance may increase or decrease prior to distribution in accordance with any investment gains or losses.

L. Lee Hodges

Type of Payment	Voluntary Termination	Retirement other than in connection with a Change in Control	Involuntary not for Cause Termination other than in connection with a Change in Control	Involuntary for Cause Termination	Change in Control with No Termination[1]	Termination following a Change in Control[1]	Tax “Gross Up” for Section 280G Excise Tax[1]	Death or Disability
Severance	$0	$0	$0	$0	$0	$1,546,206	$675,608	$0
Leadership Cash Incentive Plan	$0	$0[2]	$0[2]	$0	$0	$0		$0[2]
Supplemental Executive Retirement Plan	$961,250[3]	$961,250[3]	$961,250[3]	$961,250[3]	$0	$0[4]		$961,250[3]

Stock Options (unvested and accelerated)	$0	$0	$0[6]	$0	$0	$0	$0
Restricted Stock Units	$0	$320,850[5]	$0[6]	$0	$609,750[7]	$0	$641,700[8]

1 Payments under Mr. Hodge’s executive security agreement will be triggered if he is terminated by the Company or a successor (other than for cause, death or disability) within the three-year period following a change in control or following commencement of discussions with a third-party that results in a change in control, or if he resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities. The amount payable to him is 2.99 times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control; two times annualized includible compensation if termination of employment occurs in the second year after a change in control; or one times annualized includible compensation if termination of employment occurs in the third year after a change in control. Payments are made in a lump sum within ten (10) days following termination of employment. He is also entitled to reimbursement of any excise taxes on the change in control payments that are triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement. The terms “annualized includible compensation” and “base period” have the meanings set forth in Section 280G of the Internal Revenue Code of 1986.

2 The terms and conditions of the Acxiom Leadership Cash Incentive Plan provide that in the event of retirement, layoff, death or disability, leaders or their beneficiaries may, at Acxiom’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period.

3 This amount consists of Mr. Hodges’ voluntary deferrals, earnings on investments and Company matching contributions as of March 31, 2007. As is the case with the 401(k) plan, Acxiom matches contributions at a rate of $.50 on the dollar on the participant’s contributions to the SERP that do not exceed 6% of the participant’s compensation.

4 The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

5 Upon approval by Acxiom’s internal compensation committee, Mr. Hodges would receive accelerated vesting on 50% of his outstanding restricted stock units. This value is determined by multiplying the number of restricted stock units with accelerated vesting times the closing stock price at the end of fiscal year 2007.

6 Vesting may be accelerated upon approval by Acxiom’s internal compensation committee and the Acxiom Board of Directors.

7 In accordance with the Merger Agreement described above on page 1, all unvested stock options and restricted stock units will become vested upon the closing date of the Merger. This amount represents the value of the shares (less the exercise price) that will become vested upon closing, based upon the $27.10 per share purchase price specified in the Merger Agreement.

8 Upon death or disability, any unvested restricted stock units would vest. This value is determined by multiplying the number of restricted stock units with accelerated vesting times the closing stock price at the end of fiscal year 2007.

Richard K. Howe

Type of Payment	Voluntary Termination	Retirement other than in connection with a Change in Control	Involuntary not for Cause Termination other than in connection with a Change in Control	Involuntary for Cause Termination	Change in Control with No Termination[1]	Termination following a Change in Control[1]	Tax “Gross Up” for Section 280G Excise Tax[1]	Death or Disability
Severance	$0	$0	$0	$0	$0	$1,556,223	$642,565	$0
Leadership Cash Incentive Plan	$0	$0[2]	$0[2]	$0	$0	$0		$0[2]
Supplemental Executive Retirement Plan	$0	$0	$0	$0	$0	$0		$0
Stock Options (unvested and accelerated)	$0	$0	$0[3]	$0	$126,000[4]	$0		$0[5]
Restricted Stock Units	$0	$0	$0[3]	$0	$508,125[4]	$0		$401,063[5]

1 Payments under Mr. Howe’s executive security agreement will be triggered if he is terminated by the Company or a successor (other than for cause, death or disability) within the three-year period following a change in control or following commencement of discussions with a third-party that results in a change in control, or if he resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities. The amount payable to him is 2.99 times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control; two times annualized includible compensation if termination of employment occurs in the second year after a change in control; or one times annualized includible compensation if termination of employment occurs in the third year after a change in control. Payments are made in a lump sum within ten (10) days following termination of employment. He is also entitled to reimbursement of any excise taxes on the change in control payments that are triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement. The terms “annualized includible compensation” and “base period” have the meanings set forth in Section 280G of the Internal Revenue Code of 1986.

2 The terms and conditions of the Acxiom Leadership Cash Incentive Plan provide that in the event of retirement, layoff, death or disability, leaders or their beneficiaries may, at Acxiom’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period.

3 Vesting may be accelerated upon approval by Acxiom’s internal compensation committee and the Acxiom Board of Directors.

4 In accordance with the Merger Agreement described above on page 1, all unvested stock options and restricted stock units will become vested upon the closing date of the Merger. This amount represents the value of the shares (less the exercise price) that will become vested upon closing, based upon the $27.10 per share purchase price specified in the Merger Agreement.

5 Upon death or disability, any unvested stock options and restricted stock units would vest. The strike price for Mr. Howe’s options was higher than the closing price of Acxiom common stock on March 31, 2007; therefore, there was no value realized at the close of the fiscal year. The restricted stock unit value is determined by multiplying the number of restricted stock units with accelerated vesting times the closing stock price at the end of fiscal year 2007.

Jerry C. Jones

Type of Payment	Voluntary Termination	Retirement other than in connection with a Change in Control	Involuntary not for Cause Termination other than in connection with a Change in Control	Involuntary for Cause Termination	Change in Control with No Termination[1]	Termination following a Change in Control[1]	Tax “Gross Up” for Section 280G Excise Tax[1]	Death or Disability
Severance	$0	$0	$0	$0	$0	$1,251,998	$512,211	$0
Leadership Cash Incentive Plan	$0	$0[2]	$0[2]	$0	$0	$0		$0[2]
Supplemental Executive Retirement Plan	$32,012[3]	$32,012[3]	$32,012[3]	$32,012[3]	$0	$0[4]		$32,012[3]
Stock Options (unvested and accelerated)	$0	$0	$0[5]	$0	$0	$0		$0
Restricted Stock Units	$0	$0	$0[5]	$0	$304,870[6]	$0		$320,850[7]

1 Payments under Mr. Jones’ executive security agreement will be triggered if he is terminated by the Company or a successor (other than for cause, death or disability) within the three-year period following a change in control or following commencement of discussions with a third-party that results in a change in control, or if he resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities. The amount payable to him is 2.99 times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control; two times annualized includible compensation if termination of employment occurs in the second year after a change in control; or one times annualized includible compensation if termination of employment occurs in the third year after a change in control. Payments are made in a lump sum within ten (10) days following termination of employment. He is also entitled to reimbursement of any excise taxes on the change in control payments that are triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement. The terms “annualized includible compensation” and “base period” have the meanings set forth in Section 280G of the Internal Revenue Code of 1986.

2 The terms and conditions of the Acxiom Leadership Cash Incentive Plan provide that in the event of retirement, layoff, death or disability, leaders or their beneficiaries may, at Acxiom’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period.

3 This amount consists of Mr. Jones’ voluntary deferrals, earnings on investments and Company matching contributions as of March 31, 2007. As is the case with the 401(k) plan, Acxiom matches contributions at a rate of $.50 on the dollar on the participant’s contributions to the SERP that do not exceed 6% of the participant’s compensation.

4 The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

5 Vesting may be accelerated upon approval by Acxiom’s internal compensation committee and the Acxiom Board of Directors.

6 In accordance with the Merger Agreement described above on page 1, all unvested stock options and restricted stock units will become vested upon the closing date of the Merger. This amount represents the value of the shares (less the exercise price) that will become vested upon closing, based upon the $27.10 per share purchase price specified in the Merger Agreement.

7 Upon death or disability, any unvested stock options and restricted stock units would vest. The restricted stock unit value is determined by multiplying the number of restricted stock units with accelerated vesting times the closing stock price at the end of fiscal year 2007.

DIRECTOR COMPENSATION TABLE

The following table shows the compensation earned in fiscal year 2007 by members of Acxiom’s Board of Directors who were serving as directors at any time during the fiscal year:

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards[1] ($)	Option Awards[2] ($)	Total ($)
William T. Dillard II	$6,000	$125,000	$7,091	$138,091
Michael J. Durham	$7,000	$100,000	$0	$107,000
Dr. Mary L. Good	$63,000	$50,000	$0	$113,000
Ann Die Hasselmo	$62,500	$50,000	$7,091	$119,591
William J. Henderson	$6,000	$100,000	$7,091	$113,091
Thomas F. (Mack) McLarty, III	$49,000	$40,000	$7,091	$96,091
Stephen M. Patterson	$131,000	$0	$7,091	$138,091
Jeffrey W. Ubben	$4,000	$100,000	$0	$104,000
R. Halsey Wise	$2,000	$100,000	$0	$102,000

1 At the beginning of each calendar year, the governance / nominating committee of the Board of Directors reviews and makes a recommendation to the full board regarding the compensation to be paid to the outside directors. For calendar year 2006, which covered a portion of fiscal year 2006 and a portion of fiscal year 2007, the outside directors’ compensation consisted of a $55,000 annual retainer plus $2,000 for each board meeting and $1,000 for each committee meeting attended. The audit committee chairman received an additional $24,000 for his services, and the Lead Independent Director received $25,000 for his services. The annual retainer and the fees for all regularly scheduled meetings were payable in shares of Acxiom stock, in cash, or a combination of stock and cash, at each director’s election. Fees for special meetings were payable only in cash. The directors received payment of their annual retainers in February 2006. For those directors who chose to receive all or a portion of their regularly scheduled meeting fees in stock, the stock was issued in February 2006. Any cash payments payable to the directors for meetings attended were made throughout the year after each meeting.

For calendar year 2007, which covered a portion of fiscal year 2007 and a portion of fiscal year 2008, the governance / nominating committee recommended and the full board determined that compensation of the outside directors should be comprised of a flat annual fee of $80,000, with an additional flat fee of $10,000 payable for each committee on which a director serves (with the exception of the executive committee, for which no additional fees would be payable), and that there would be no separate fees paid for attendance at any board or committee meetings. In addition, the board approved payments to the audit committee chairman and the Lead Independent Director of $25,000 each. All fees were payable in shares of Acxiom stock, in cash, or a combination of stock and cash, at each director’s election.

Outside directors may request reimbursement for expenses reasonably incurred in connection with their service on the board. Directors who are members of management do not receive any additional compensation for their service on the board.

2 These amounts reflect the fiscal year 2007 financial statement expense recognized in accordance with FAS 123R for previous year grants. No stock options have been granted to any outside board members since 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of July 20, 2007 with respect to the beneficial ownership of our common stock by:

•	each of our directors and executive officers individually;
•	all of our directors and executive officers as a group; and
•	each person who is known to us to beneficially own more than 5% of our common stock.

Unless otherwise indicated, the address of each person named in the table below is c/o Acxiom Corporation, 1 Information Way, Little Rock, AR 72202, and each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned. The percentage listed in the column entitled “Percentage of Class” is calculated based on 80,576,374 shares of our common stock outstanding on July 20, 2007. This number excludes 32,859,434 shares held in treasury. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which such person has no economic interest.

Beneficial Owner	Shares Beneficially Owned	Percentage of Class
Cindy K. Childers	110,011(1)	*
C. Alex Dietz	510,889(2)	*
William T. Dillard II	48,981(3)	*
Michael J. Durham	6,801	*

Dr. Mary L. Good	9,175	*
Dr. Ann Die Hasselmo	28,210(3)	*
William J. Henderson	25,935(3)	*
L. Lee Hodges	383,290(4)	*
Richard K. Howe	148,101(5)	*
Jerry C. Jones	341,512(6)	*
Rodger S. Kline	2,454,532(7)	3.0%
Thomas F. (Mack) McLarty, III	20,388(3)	*
Charles D. Morgan	3,501,181(8)	4.3%
Stephen M. Patterson	59,361(3)	*
Martin D. Sunde	48,144(9)	*
R. Halsey Wise	4,356	*
Christopher W. Wolf	50,000	*
James T. Womble	1,575,921(10)	1.9%
Jeffrey W. Ubben	10,329,711(11)	12.8%
ValueAct Capital Master Fund, L.P. VA Partners, L.L.C. ValueAct Capital Management, L.P. ValueAct Capital Management, LLC Combined interests of: Jeffrey W. Ubben George F. Hamel, Jr. Peter H. Kamin 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133	10,329,711(11)	12.8%
MMI Investments, L.P. MCM Capital Management, LLC 1370 Avenue of the Americas New York, New York 10019	6,455,288(12)	8.0%
Barclays Global Investors, NA Barclays Global Fund Advisors Barclays Global Investors, Ltd. Barclays Global Investors Japan Trust and Banking Company Limited Barclays Global Investors Japan Limited 45 Fremont Street San Francisco, CA 94105	3,934,902(13)	4.9%
All directors, nominees and executive officers, as a group (19 people)	19,656,537(14)	23.7%

*	Denotes less than 1%.

(1)	Includes 92,164 shares subject to options which are currently exercisable or exercisable within 60 days.

(2)	Includes shares held by Mr. Dietz’s wife and 235,846 shares subject to options which are currently exercisable or exercisable within 60 days.

(3)	Includes 5,400 shares subject to options which are currently exercisable or exercisable within 60 days.

(4)	Includes 329,356 shares subject to options which are currently exercisable or exercisable within 60 days.

(5)	Includes 115,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(6)	Includes 320,775 shares subject to options which are currently exercisable or exercisable within 60 days.

(7)	Includes 430,235 shares subject to options which are currently exercisable or exercisable within 60 days.

(8)	Includes 435,958 shares subject to options which are currently exercisable or exercisable within 60 days.

(9)	Includes 25,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(10)	Includes 367,602 shares subject to options which are currently exercisable or exercisable within 60 days.

(11)	This information is based solely upon information contained in a Schedule 13D/A filed May 24, 2007.

(12)	This information is based solely upon information contained in a Schedule 13D/A filed July 13, 2007.

(13)	This information is based solely upon information contained in a Schedule 13G filed January 23, 2007.

(14)	Includes 2,378,936 shares subject to options which are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Pursuant to its charter, the governance/nominating committee reviews any transactions which would be reportable hereunder, with any interested members abstaining. Prior to the establishment of this committee, the independent members of the full board reviewed such transactions. The transactions are typically approved if they are deemed to be commercially reasonable.

We have contracts with the University of Arkansas at Little Rock (UALR) pursuant to which we provide funding for research projects done by UALR personnel. We also make charitable contributions to UALR. Dr. Mary Good, who is a director, is employed by UALR as its Dean of the College of Information Science and Systems Engineering. She is not personally the recipient of any Acxiom funding. The total amount paid to UALR in the past fiscal year was approximately $490,000, which is less than half of 1% of UALR’s total annual revenues. We expect to pay a similar amount to UALR in the current fiscal year.

Acxiom paid BMC Media, Inc. (“BMC”) approximately $270,000 during the past fiscal year in commissions. BMC is controlled by F.B. McLarty, the brother of one of Acxiom’s board members, Thomas F. McLarty, III. In 2001 and 2002, F.B. McLarty assisted with obtaining new contracts for Acxiom with several customers in the travel and entertainment business. Other than the obligation to pay commissions to BMC on these contracts, there are no current agreements in place between Acxiom and either of the McLarty brothers or their affiliated companies. Director Thomas F. McLarty is not a stockholder, director or employee of BMC and receives no personal benefit from the commissions paid to BMC. Acxiom’s obligation to pay commissions to BMC terminated in March 2007.

One of our customers is Cognitive Data, Inc. (“CDI”). CDI’s president and majority shareholder is the son-in-law of Company Leader Charles Morgan. During the past fiscal year, Acxiom received approximately $2.2 million in revenue from CDI. We expect to receive a similar amount in the current fiscal year.

During the past fiscal year Acxiom was a corporate sponsor of a celebrity race truck in the NASCAR Craftsman Truck Series. The amount of the sponsorship was $625,000. Per the sponsorship agreement, which expired in November 2006, the Acxiom brand was displayed on the sponsored race vehicles, drivers’ uniforms, transporter vehicles, press kits, and NASCAR collectibles offered to the public, and hospitality services were made available for Acxiom customers at race events. The sponsorship agreement was with Morgan-Dollar Motorsports, LLC (“MDM”), 51% of which was owned by RM Promotions, LLC (“RMP”) until December 2004. Rob Morgan, the son of Charles Morgan, was the majority owner and an employee of RMP until January 2004. At the present time, neither Charles Morgan nor Rob Morgan has any direct or indirect ownership interest in MDM. MDM is currently indebted to RMP in the approximate amount of $75,000. In addition, Rob Morgan has guaranteed a promissory note owed by MDM to a bank in the approximate principal amount of $140,000. MDM was previously indebted to Charles Morgan in the amount of $470,000. Mr. Morgan forgave that debt in fiscal year 2005 in exchange for an agreement by MDM to pay Mr. Morgan commissions in the amount of 5% of any new sponsorships (excluding the Acxiom sponsorship) acquired by MDM in 2005 and 2006. To date, no commissions have been paid. In addition to the NASCAR sponsorship, Acxiom has participated in other racing sponsorships such as the Grand American Road Racing Series, in which neither Mr. Morgan nor any of his family members have ever had any ownership interest. In 2002, the independent members of the board of directors obtained an assessment from Fleishman-Hillard, an internationally recognized brand management and public relations agency, regarding the value of Acxiom’s sports marketing program and determined that the program significantly contributed to the name and brand recognition of the Company.

Acxiom leases an aircraft from MorAir, Inc., a corporation owned by Charles Morgan. The average monthly payment made in the past fiscal year was approximately $75,000. Total payments under the lease are expected to remain the same in the current fiscal year. The term of the lease expires in August 2011. The board of directors’ corporate governance committee, which is composed solely of independent directors, has determined that the terms of the lease are commercially reasonable, and that they are as good or better than the rates that could be obtained from an unrelated third party. When Mr. Morgan uses the aircraft for trips unrelated to Acxiom’s business, he reimburses Acxiom for the direct costs incurred, including the costs of engine usage, maintenance, avionics, fuel, pilot charges and other related expenses such as landing fees, food service, and overnight parking fees. In the past fiscal year, Mr. Morgan paid $178,300 to Acxiom for this use of the aircraft. Mr. Morgan and Acxiom have followed this practice of reimbursement of direct costs since the inception of the lease in 1996.

Director Independence

See the discussion under the subheading “Board and Committee Matters” set forth in Item 10 above.

Item 14. Principle Accountant Fees and Services

KPMG LLP was our independent auditor during the past fiscal year and also provided other non-audit related services for us. For the fiscal years ended March 31, 2007 and March 31, 2006, KPMG LLP billed us in the amounts set forth below:

	2007	2006

Audit Fees (including quarterly reviews) (1)	$ 3,846,680	$ 3,944,784

Audit-Related Fees(2)	722,072	649,416

Tax Fees(3)	356,000	158,523

All Other Fees	0	0

Total	$ 4,924,752	$4,752,723

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

(3)

Tax fees include professional services rendered in connection with tax compliance and preparation relating to our tax audits, and international tax compliance and tax consulting. We do not engage KPMG to perform personal tax services for our executive officers.

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

The following exhibits are filed with this report:

Exhibit No.

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

ACXIOM CORPORATION

Date: July 30, 2007

By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Secretary

EXHIBIT INDEX

31(a)	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32(a)	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Finance & Administration Leader (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002