Form 10-Q
period 2007-06-30
ACXIOM CORP
filed 2007-08-08
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 6, 2007 was 80,635,643.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

June 30, 2007

Page No.
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets of June 30, 2007 and March 31, 2007 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2007 and 2006 (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months ended June 30, 2007 (Unaudited) 5	5
Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2007 and 2006 (Unaudited)	6-7
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. Basis of presentation and summary of significant accounting policies	8
2. Earnings (loss) per share and stockholders’ equity	8-9
3. Share-based compensation	9-11
4. Acquisitions	11-12
5. Other current and noncurrent assets	13
6. Goodwill	13-14
7. Long-term obligations	14-15
8. Allowance for doubtful accounts	15
9. Segment information	15
10. Restructuring, impairment and other charges	16-17
11. Commitments and contingencies	17-18
12. Uncertain tax positions	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

Part II. Other Information
Item 1. Legal Proceedings	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	34

Signature	34

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 61,379	$ 37,776
Trade accounts receivable, net	280,956	285,850
Deferred income taxes	22,318	22,341
Refundable income taxes	8,374	7,657
Other current assets	56,114	59,252
Total current assets	429,141	412,876
Property and equipment, net of accumulated depreciation and amortization	302,493	312,292
Software, net of accumulated amortization	50,533	44,289
Goodwill	522,279	522,046
Purchased software licenses, net of accumulated amortization	145,368	151,326
Unbilled and notes receivable, excluding current portions	14,479	16,742
Deferred costs, net of accumulated amortization	136,184	137,684
Data acquisition costs, net of accumulated amortization	36,672	35,398
Other assets, net	23,248	23,251
	$ 1,660,397	$ 1,655,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$ 104,341	$ 106,921
Trade accounts payable	62,034	54,808
Accrued expenses:
Payroll	26,562	33,663
Other	77,474	79,078
Deferred revenue	102,589	113,318
Total current liabilities	373,000	387,788
Long-term obligations:
Long-term debt and capital leases, net of current installments	622,950	631,184
Software and data licenses, net of current installments	12,290	17,695
Total long-term obligations	635,240	648,879
Deferred income taxes	96,726	97,926
Commitments and contingencies
Stockholders' equity:
Common stock	11,331	11,145
Additional paid-in capital	760,952	718,336
Retained earnings	451,323	462,844
Accumulated other comprehensive income	20,365	17,526
Treasury stock, at cost	(688,540)	(688,540)
Total stockholders' equity	555,431	521,311
	$ 1,660,397	$ 1,655,904
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended
	June 30
	2007	2006
Revenue:
Services	$ 264,735	$ 261,892
Data	73,433	74,813
Total revenue	338,168	336,705
Operating costs and expenses:
Cost of revenue
Services	212,086	196,073
Data	53,885	49,572
Total cost of revenue	265,971	245,645
Selling, general and administrative	52,669	54,745
Gains, losses and other items, net	15,390	-
Total operating costs and expenses	334,030	300,390
Income from operations	4,138	36,315
Other income (expense):
Interest expense	(13,575)	(7,769)
Other, net	183	647
Total other income (expense)	(13,392)	(7,122)
Earnings (loss) before income taxes	(9,254)	29,193
Income taxes	2,267	11,385
Net earnings (loss)	$ (11,521)	$ 17,808

Earnings (loss) per share:
Basic	$ (0.15)	$ 0.20
Diluted	$ (0.15)	$ 0.20

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2007

(Unaudited)

(Dollars in thousands)

Common Stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income (loss)	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2007	111,445,769	$ 11,145	$ 718,336		$ 462,844	$ 17,526	(32,862,138)	$ (688,540)	$ 521,311
Employee stock awards, benefit plans and other issuances	1,868,952	186	35,634	$ -	-	-	-	-	35,820
Tax benefit of stock options and warrants exercised	-	-	5,624	-	-	-	-	-	5,624
Non-cash share-based compensation	-	-	1,358	-	-	-	-	-	1,358
Comprehensive income:
Foreign currency translation	-	-	-	2,976	-	2,976	-	-	2,976
Unrealized loss on marketable securities, net of tax	-	-	-	(137)	-	(137)	-	-	(137)
Net loss	-	-	-	(11,521)	(11,521)	-	-	-	(11,521)
Total comprehensive income (loss)				$ (8,682)
Balances at June 30, 2007	113,314,721	$ 11,331	$ 760,952		$ 451,323	$ 20,365	(32,862,138)	$ (688,540)	$ 555,431

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Three Months ended June 30
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$ (11,521)	$ 17,808
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	59,102	59,047
Loss (gain) on disposal or impairment of assets, net	310	(84)
Deferred income taxes	(1,226)	(233)
Non-cash share-based compensation expense	1,358	553
Changes in operating assets and liabilities:
Accounts receivable, net	7,721	(1,796)
Other assets	(792)	3,186
Accounts payable and other liabilities	(3,097)	(9,743)
Deferred revenue	(12,723)	(12,388)
Net cash provided by operating activities	39,132	56,350
Cash flows from investing activities:
Payments received from investments	-	783
Capitalized software development costs	(8,447)	(5,719)
Capital expenditures	(2,867)	(217)
Cash collected from the sale and license of software	-	5,000
Deferral of costs and data acquisition costs	(14,129)	(16,887)
Net cash paid in acquisitions	(2,680)	-
Net cash used in investing activities	(28,123)	(17,040)
Cash flows from financing activities:
Proceeds from debt	2,127	28,873
Payments of debt	(31,283)	(67,866)
Sale of common stock under employee stock awards, benefit plans and other issuances	35,820	6,773
Acquisition of treasury stock	-	(11,965)
Tax benefit of stock options exercised	5,624	1,079
Net cash provided by (used in) financing activities	12,288	(43,106)
Effect of exchange rate changes on cash	306	254
Net increase (decrease) in cash and cash equivalents	23,603	(3,542)
Cash and cash equivalents at beginning of period	37,776	7,705
Cash and cash equivalents at end of period	$ 61,379	$ 4,163

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Three Months ended June 30
	2007	2006
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 13,888	$ 7,830
Income taxes	115	5,268
Payments on capital leases and installment payment arrangements	19,137	18,905
Payments on software and data license liabilities	6,493	7,847
Other debt payments, excluding line of credit	3,526	1,711
Revolving credit payments	2,127	39,403
Noncash investing and financing activities:
Enterprise software licenses acquired under software obligation	-	15,266
Acquisition of property and equipment under capital leases and installment payment arrangements	7,222	19,426
Construction and other financing	5,351	5,904
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 22 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Annual Report”), as filed with the Commission on May 30, 2007. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2007 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2008.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof. A discussion of the Company’s significant accounting principles and the application thereof is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2007 Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the prior year’s net earnings as previously reported.

2.	EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2007	2006
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ (11,521)	$ 17,808
Denominator – weighted-average shares outstanding	79,341	88,155
Basic earnings (loss) per share	$ (0.15)	$ 0.20
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ (11,521)	$ 17,808

Denominator:
Weighted-average shares outstanding	79,341	88,155
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	2,268
	79,341	90,423
Diluted earnings (loss) per share	$ (0.15)	$ 0.20

At June 30, 2007, the Company had options and warrants outstanding providing for the purchase of approximately 11.6 million shares of common stock. Due to the net loss incurred by the Company, the effect of options, warrants and restricted stock of 2,048 shares was excluded from the earnings per share calculation since the impact on the calculation was antidilutive. Options and warrants that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2007	2006
Number of shares outstanding under options and warrants	3,826	3,391
Range of exercise prices	$25.00-$268.55	$24.52- $268.55

Stockholders’ Equity

The Company did not declare dividends on its common stock in the quarter ended June 30, 2007 and declared dividends of $0.05 per share in the quarter ended June 30, 2006.

During the quarter ended June 30, 2006, 0.6 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the current and prior quarter, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the quarter ended June 30, 2006 was $12.0 million. There were no shares repurchased under the Company’s common stock repurchase program in the quarter ended June 30, 2007. At June 30, 2007, the maximum dollar value of shares that may yet be purchased under the program is $146.0 million.

3.	SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Options and Equity Compensation

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock were outstanding as of June 30, 2007.

The Company has reserved 30.1 million shares of the Company’s common stock for awards pursuant to the Company’s share-based plans of which approximately 0.8 million shares were available for grant at June 30, 2007.

The Company’s 2005 Equity Compensation Plan provides that all associates ( employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance awards, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in applicable grant documents. While restricted stock and/or restricted stock units will likely be the primary long-term incentive vehicle going forward, some stock options may be granted for recruiting and/or retention purposes. The compensation committee of the board of directors will continue to take external market and regulatory developments into consideration when determining the Company’s long-term incentive practices and may further update its guidelines so as to better align share-based compensation with the Company’s business strategies and with stockholder interests.

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

The Company receives income tax deductions as a result of the exercise of nonqualified stock options and the vesting of restricted stock units. Under the provisions of SFAS 123R, the tax benefit of share-based compensation expense in excess of the book compensation expense is reflected as a financing cash inflow and an operating cash outflow included in changes in operating assets and liabilities. The Company has elected the short-cut method in accounting for the tax benefits of share-based payment awards.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at June 30, 2007 was approximately 1.7 million. Approximately 49,999 shares were purchased under the ESPP during the three months ended June 30, 2007. The total expense to the Company in the quarter ended June 30, 2007 for the discount to the market price was approximately $0.2 million.

Stock Option Activity

The Company granted 150,000 stock options in the quarter ended June 30, 2007. The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2007 was $7.21. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.9%; risk-free interest rate of 4.9%; expected option life of 5.7 years and expected volatility of 20.4%. There were no stock options granted in the quarter ended June 30, 2006.

Option activity for the three months ended June 30, 2007 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2007	11,784,406	$ 21.52
Grant	150,000	$ 27.71
Exercised	(1,728,847)	$ 18.88		$ 13,111
Forfeited or cancelled	(57,046)	$ 29.04
Outstanding at June 30, 2007	10,148,513	$ 22.02	8.21	$ 60,642
Exercisable at June 30, 2007	9,684,366	$ 21.97	8.12	$ 58,889

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2007. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2007:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	193,099	6.48 years	$ 6.20	128,949	$ 5.71
$ 10.17 - $ 14.68	1,565,645	8.91 years	$ 12.24	1,554,910	$ 12.23
$ 15.00 - $ 19.82	2,297,719	8.13 years	$ 16.65	2,293,457	$ 16.64
$ 20.12 - $ 24.53	3,087,320	8.73 years	$ 22.80	3,087,320	$ 22.80
$ 25.00 - $ 29.30	1,793,744	7.98 years	$ 26.57	1,408,744	$ 26.71
$ 30.93 - $ 39.12	887,054	6.71 years	$ 35.70	887,054	$ 35.70
$ 40.50 - $ 75.55	319,620	7.05 years	$ 44.67	319,620	$ 44.67
$168.61 - $268.55	4,312	2.64 years	$ 208.61	4,312	$ 208.61
	10,148,513	8.21 years	$ 22.02	9,684,366	$ 21.97

Total expense related to stock options for the quarter ended June 30, 2007 was approximately $0.3 million. Future expense for these options is expected to be approximately $3.8 million over the next four years.

Restricted Stock Unit Activity

Non-vested restricted stock units as of June 30, 2007 and changes during the three-month period ended June 30, 2007 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2007	451,750	$ 23.79	3.35
Granted	79,000	$ 25.21	3.85
Forfeited or cancelled	(3,750)	$ 20.87	2.34
Outstanding at June 30, 2007	527,000	$ 24.01	3.22

During the quarter ended June 30, 2007, the Company granted restricted stock units covering 79,000 shares of common stock with a value at the date of grant of $2.0 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock in the quarter ended June 30, 2007 was $0.8 million. Future expense for these restricted stock units is expected to be approximately $9.9 million over the next four years.

4.	ACQUISITIONS:

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet. The Company paid $8.8 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first deferred payment agreement is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second deferred payment agreement is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. The Company has accrued $0.2 million for the retention bonus as of June 30, 2007. No accrual was recorded for the earnout agreement.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. Harbinger is an international consulting and technology firm that develops software tools and training programs for personnel involved in homeland defense, national security and the prevention of international terrorism. The Company paid $9.5 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger. The interest-free promissory note requires a $1 million payment on March 15, 2008 and the remaining $0.3 million payment on March 15, 2009.

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.5 million in cash for Equitec, and issued shares of the Company’s common stock with an approximate value of $3.6 million. The $18.0 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement under which the Company may pay up to an additional $12 million based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. A portion of the earnout payments that are dependent on continued employment will be charged to compensation expense if the operating targets are met.

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the quarter ending December 31, 2005. The Company has completed negotiations to settle the earnout and expects to make a final payment of approximately $1.0 million in the second quarter of fiscal 2008. The final $1.0 million was accrued as of June 30, 2007 and recorded as an increase to goodwill.

The following table shows the allocation of Kefta, Harbinger, Equitec and IA purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	Kefta	Harbinger	Equitec	IA
Assets acquired:
Cash	$ 75	$ 74	$ -	$ 541
Goodwill	7,968	7,652	13,911	30,085
Other intangible assets	2,000	2,375	4,100	7,000
Other current and noncurrent assets	447	1,308	79	6,716
	10,490	11,409	18,090	44,342
Accounts payable, accrued expenses and capital leases assumed	1,323	559	-	5,850
Net assets acquired	9,167	10,850	18,090	38,492
Less:
Cash acquired	75	74	-	541
Common stock issued	-	-	3,610	-
Promissory note	-	1,300	-	-
Accrued liabilities	265	-	-	1,000
Net cash paid	$ 8,827	$ 9,476	$ 14,480	$ 36,951

The allocations of purchase price for the Kefta, Harbinger and Equitec acquisitions are preliminary and subject to revisions as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of purchase price allocable to goodwill.

As a result of the acquisition of Digital Impact in fiscal 2006 and the acquisition of Claritas Europe and Consodata in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments and payments related to these accruals during the quarter ended June 30, 2007. Any future adjustments to these plans may result in future expense or in a decrease to the goodwill recorded for the acquisitions.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2007	$ 253	$ 1,219	$ 1,205	$ 2,677
Adjustments	-	-	(49)	(49)
Payments	-	(205)	(70)	(275)
Change in foreign currency translation adjustment	4	18	21	43
Balance at June 30, 2007	$ 257	$ 1,032	$ 1,107	$ 2,396

The remaining items are expected to be paid through approximately April 2008.

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $9.2 million and $10.9 million at June 30, 2007 and March 31, 2007, respectively. There are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	June 30, 2007	March 31, 2007
Notes receivable from divestitures	$ 4,635	$ 4,932
Less current portion	3,993	3,940
Long-term portion	642	992
Unbilled and notes receivable arising from operations	19,031	22,714
Less current portion	5,194	6,964
Long-term portion	13,837	15,750
Unbilled and notes receivable, excluding current portions	$ 14,479	$ 16,742

Other current assets consist of the following (dollars in thousands):

	June 30, 2007	March 31, 2007
Current portion of unbilled and notes receivable	$ 9,187	$ 10,904
Prepaid expenses	22,860	23,736
Non-trade receivables	5,122	7,432
Other miscellaneous assets	18,945	17,180
Other current assets	$ 56,114	$ 59,252

Other noncurrent assets consist of the following (dollars in thousands):

	June 30	March 31
	2007	2007
Investments in marketable and nonmarketable securities	$ 4,179	$ 4,299
Acquired intangible assets, net	15,975	15,747
Other miscellaneous noncurrent assets	3,094	3,205
Other assets	$ 23,248	$ 23,251

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test indicated that no potential impairment of its goodwill balances existed as of April 1, 2007.

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2007 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Infrastructure Management	Total
Balance at March 31, 2007	$ 323,709	$ 154,306	$ 44,031	$ 522,046
Purchase adjustments	(735)	(1,334)	-	(2,069)
Change in foreign currency translation adjustment	691	1,611	-	2,302
Balance at June 30, 2007	$ 323,665	$ 154,583	$ 44,031	$ 522,279

The Company revised its segments, effective April 1, 2007 (see note 9). As a result of the revision to the segments, the balances recorded at March 31, 2007 have been reallocated to the new segments based on the relative fair value of the segments at March 31, 2007.

7.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	June 30, 2007	March 31, 2007
Term loan credit agreement	$ 545,500	$ 547,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	109,538	121,399
Warrants	1,961	1,651
Other debt and long-term liabilities	44,460	41,135
Total long-term debt and capital leases	701,459	711,185
Less current installments	78,509	80,001
Long-term debt, excluding current installments	$ 622,950	$ 631,184

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 4% to 8%	$ 38,122	$ 44,615
Less current installments	25,832	26,920
License liabilities, excluding current installments	$ 12,290	$ 17,695

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

On September 15, 2006, the Company borrowed the entire amount of the term loan. Term loan proceeds were used to purchase shares of the Company’s common stock pursuant to the terms of its “Dutch auction” self-tender offer for approximately $278 million, to pay certain fees of approximately $6.4 million related to entering into the credit agreement and to pay off an existing revolving loan of approximately $267 million. The remainder of the term loan proceeds was used to retire additional debt or for general corporate purposes.

Revolving credit facility borrowings under the new facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at June 30, 2007 or March 31, 2007. The interest rate on term loan borrowings outstanding at June 30, 2007 was 7.1%. Outstanding letters of credit at June 30, 2007 were $13.7 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At June 30, 2007, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $8.3 million at both June 30, 2007 and March 31, 2007.

9.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the quarter ended June 30, 2007, the Company realigned its business segments to better reflect the way management assesses the business. The Company’s new business segments consist of Information Services, Information Products and Infrastructure Management. Information Services develops, sells and delivers industry-tailored solutions globally through the integration of products, services and consulting. Information Products develops and sells all global data products as well as domestic fraud and risk mitigation products. Infrastructure Management develops and delivers information technology products and services such as IT outsourcing and transformational solutions. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

Substantially all of the nonrecurring and impairment charges incurred by the Company have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2007	2006
Revenue:
Information services	$ 181,045	$ 173,685
Information products	96,678	94,968
Infrastructure management	113,520	120,491
Eliminations	(53,075)	(52,439)
Total revenue	$ 338,168	$ 336,705

Income (loss) from operations:
Information services	$ 24,267	$ 29,290
Information products	(5,684)	(830)
Infrastructure management	12,136	14,094
Corporate and other	(26,581)	(6,239)
Income from operations	$ 4,138	$ 36,315

The revenue attributed to the Infrastructure Management segment above includes revenue from internal customers of approximately $31 million for both periods reported. These intersegment revenues, as well as revenues from external customers which are counted as revenues by multiple segments, are shown as eliminations in the table above.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

As discussed below, the following table shows the balances that were accrued for restructuring plans and the Spain closure as well as the changes in those balances during the quarter ended June 30, 2007 (dollars in thousands):

Restructuring plans:	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Payments	(1,537)	(62)	3	(1,596)
Adjustments	171	-	-	171
Balance at June 30, 2007	$ 927	$ 1,449	$ 147	$ 2,523

Spain closure:
Balance at March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960
Payments	(165)	(82)	(525)	(772)
Change in foreign currency translation adjustment	4	1	67	72
Balance at June 30, 2007	$ 117	$ 12	$ 4,131	$ 4,260

Restructuring Plans

In March 2007, the Company recorded a total of $2.5 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The charges included $1.5 million in severance and other associate-related reserves for payments to be made to approximately 105 associates who were notified in March that they were to be involuntarily terminated and $0.3 million in fees paid to terminate contract workers. In the first quarter of fiscal 2008, the Company adjusted its original estimate with an additional severance accrual for $0.2 million. The remaining accrued costs of $0.3 million as of June 30, 2007 are expected to be paid out in the second quarter of fiscal 2008.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above shows the portion of the above charges which are yet to be paid as of June 30, 2007 (dollars in thousands). The remaining accrued costs of $2.2 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Spain Closure

In the fourth quarter of fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals. Of this amount, $4.3 million remained accrued as of June 30, 2007 and is expected to be paid out in the remainder of fiscal 2008.

Proposed Acquisition of the Company

On May 16, 2007, the Company announced it has entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. Due to this transaction, the Company incurred related expenses of $15.1 million in banking and legal service fees included in gains, losses and other items. Of this amount, $12.8 million was accrued but not paid as of June 30, 2007.

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

	For the quarter ended June 30
	2007	2006
Acquisition expenses	$ 15,094	$ -
March 2007 restructuring plan adjustment	171	-
Spain closure adjustment	125	-
	$ 15,390	$ -

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of a contract with an outsourcing customer the Company performed a test for potential impairment of the related capitalized costs at June 30, 2007. The Company determined that the future cash flows relating to that renegotiated outsourcing contract would not be sufficient to recover the costs that were capitalized. Based on this analysis, the Company recorded a write-down of $5.2 million relating to the capitalized costs of this contract. The $5.2 million charge is recorded in cost of revenue in the accompanying condensed consolidated statement of operations and in the Infrastructure Management segment for segment disclosures.

11.	COMMITMENTS AND CONTINGENCIES:

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

Equifax Direct Marketing Solutions LLC and Equifax Information Services LLC v. Acxiom Corporation, (U.S. District Court, N.D., Georgia 1:07-CV-0563-RLV) is a lawsuit removed from the Georgia state court, alleging that Acxiom breached a 1997 data license agreement and several data processing agreements and is using Equifax data beyond the scope of the parties’ agreements and without Equifax’s permission. The matter has been settled subsequent to June 30, 2007 with no material impact to Acxiom’s financial statements.

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The total claims sought by the Data Protection Authority may be as high as $10.6 million. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). The amount accrued represents legal fees incurred to date along with an estimate of the amount which will be required to ultimately settle the claims.

Levy Investments LTD vs. Acxiom Corporation, et al., (Circuit Court of Arkansas, Pulaski County CV 07-6571) is a putative class action lawsuit filed on May 22, 2007 by an Acxiom shareholder, Levy Investments LTD, against Acxiom, its directors, ValueAct Capital and Silver Lake Partners. The plaintiff seeks an injunction against the proposed sale of the Company as announced on May 16, 2007, contending that the sale price agreed to by the directors is insufficient, that the directors breached their fiduciary duties, and that the proposed merger agreement should be nullified. The defendants believe that the suit is without merit and intend to vigorously defend it.

Arnold Footle v. Acxiom Corporation, et al., (Circuit Court of Arkansas, Pulaski County, CV 07-6947) is a putative class action lawsuit filed May 30, 2007, by an Acxiom shareholder, Arnold Footle, against Acxiom and its directors. The plaintiff claims that the directors breached their fiduciary duties in agreeing to the proposed sale of the Company that was announced May 16, 2007. The plaintiff seeks an injunction against the proposed sale, a constructive trust on any benefits the defendants receive and an injunction against the defendants requiring them to adhere to their fiduciary duties. The defendants believe that the suit is without merit and intend to vigorously defend it.

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

The Company has a future commitment for synthetic lease payments of $23.4 million over the next five years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.4 million at June 30, 2007.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $2.5 million at June 30, 2007.

In March 2007, the Company entered into a contract with Guava Acquisitions, LLC (“Guava”), a wholly owned subsidiary of Time Value Property Exchange, Inc to acquire an aircraft. The Company entered into a short-term operating lease for the aircraft with Guava and has invested approximately $5.4 million in leasehold improvements to upgrade the aircraft. Once the Company has completed the upgrade, it will cancel the operating lease and purchase the aircraft from Guava for $5.5 million.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At June 30, 2007 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $5.0 million.

12.	UNCERTAIN TAX POSITIONS:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) that clarifies the accounting and recognition for income tax positions taken or expected to be taken on tax returns. The Company adopted the provisions of FIN 48 as of the beginning of its 2008 fiscal year. As a result of its adoption of FIN 48, the Company made no adjustments to retained earnings. In addition, the Company anticipates no changes to the amount of unrecognized tax benefits in the next twelve months.

As of the beginning of its 2008 fiscal year, the total amount of reserves for income taxes is $3.8 million. The entire amount of the $3.8 million, if recognized, would affect the effective tax rate. Any prospective adjustments to the reserve for income taxes will be recorded as an increase or decrease to the provision for income taxes and would impact the effective tax rate.

The Company accrues penalties and interest related to reserves for income taxes in the provision for income taxes. The amount of penalties and interest accrued as of the beginning of the 2008 fiscal year is $0.7 million.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include the United Kingdom, France, Germany, and the Netherlands. The number of years with open tax examinations varies depending on the tax jurisdiction. In the U.S., the Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for fiscal years through 2002 and has commenced an examination of the Company’s federal income tax returns for fiscal years 2003-2005, for which the Company anticipates no adverse adjustments. The status of foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation (“Acxiom” or “the Company”) integrates data, services and technology to create and deliver customer and information management solutions for many of the largest and most respected companies in the world. The core components of Acxiom’s innovative solutions are customer data integration (“CDI”) technology and services, data, database services, information technology (“IT”) outsourcing, consulting and analytics, and privacy leadership. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Canada, Australia and China.

Highlights of the quarter ended June 30, 2007 are identified below.

•	The Company announced an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt.
•	Revenue of $338.1 million, up 0.4 percent from $336.7 million in the first fiscal quarter a year ago.
•	Income from operations of $4.1 million, an 88.6 percent decrease compared to $36.3 million in the first fiscal quarter last year.
•	Pre-tax loss of $9.3 million, compared to pretax earnings of $29.2 million in the first quarter of fiscal 2007.
•

Unusual items added $20.6 million in expenses for the quarter, including costs related to the pending transaction with Silver Lake and ValueAct Capital of $15.1 million, which are non-deductible for tax purposes, and $5.2 million related to a write-off of certain long-term assets related to an amended contract with an information technology outsourcing client.

•	Diluted loss per share of $0.15, compared to diluted earnings per share of $0.20 in the first fiscal quarter last year.
•

Operating cash flow of $39.1 million and free cash flow available to equity of a negative $9.8 million. The free cash flow available to equity is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•	Gross margin decreased to 21.3 percent from 27.0 percent in the same quarter last fiscal year.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2007. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended June 30
	2007	2006	% Change
Revenue
Services	$ 264.7	$ 261.9	1.1%
Data	73.4	74.8	(1.8)
	$ 338.1	$ 336.7	0.4%
Total operating costs and expenses	334.0	300.4	11.2
Income from operations	$ 4.1	$ 36.3	$ (88.6)%
Diluted earnings per share	$ (0.15)	$ 0.20	(175.0)%

Revenues

Services revenue for the quarter ended June 30, 2007 was $264.8 million. This represents a $2.8 million increase or 1.1% when compared to the same period in the prior year. International services accounted for approximately half of the increase, most of which was attributed to favorable exchange rate variances. Revenue generated from the Equitec, Harbinger, and Kefta acquisitions accounted for an increase of $3.1 million. US operations excluding the impact of acquisitions and divestitures accounted for the remaining revenue decrease.

Data revenue for the quarter ended June 30, 2007 was $73.4 million. This represents a $1.4 million decrease or 1.8%. The decrease is primarily attributable to US operations. Pass-through data revenue from the purchase of third-party data on behalf of a large client accounted for $0.7 million of the decrease. (Pass-though data revenue is offset in cost of data, discussed below.) The remaining quarter-over-quarter decrease was attributable to Acxiom’s US InfoBase.

The Company’s business segments consist of Information Services, Information Products and Infrastructure Management.

The following table shows the Company’s revenue by business segment for each of the three-month periods reported (dollars in millions):

	For the quarter ended June 30
	2007	2006	% Change
Information services	$ 181.0	$ 173.7	4.2%
Information products	96.7	94.9	1.8
Infrastructure management	113.5	120.5	(5.8)
Eliminations	(53.1)	(52.4)	1.2
Total revenue	$ 338.1	$ 336.7	0.4%

For the quarter ended June 30, 2007 Information Services revenue increased $7.4 million, or 4.2%, to $181.0 million compared to the same quarter a year ago. Strong growth in MICS (13%) and Digital (26%) was offset by declines in Financial Services (down 3.4%)

Compared to the same quarter a year ago, Information Products revenue increased slightly (1.8%) to $96.7 million. Strong growth in the Risk line of business ($2.0 million or 12%) was offset by flat to slightly down results for InfoBase and International components of the segment.

Compared to the same quarter a year ago, Infrastructure management decreased 5.8% to $113.5 million. The decrease is due to contract reductions with a few large IT clients.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended June 30
	2007	2006	% Change
Cost of revenue
Services	$ 212.1	$ 196.1	8.2%
Data	53.9	49.6	8.7
Total cost of revenue	$ 266.0	$ 245.7	8.3%
Selling, general and administrative	52.6	54.7	(3.8)
Gains, losses and other items, net	15.4	-	100.0
Total operating costs and expenses	$ 334.0	$ 300.4	11.2%

	For the quarter ended June 30
	2007	2006
Gross profit margin
Services	19.9%	25.1%
Data	26.6	33.7
Total gross profit margin	21.3%	27.0%
Operating profit margin	1.2%	10.8%

Cost of services revenue of $212.1 million represents an increase of $16.0 million compared to the same quarter a year ago. Gross margin for services revenue decreased from 25.1% to 19.9%. This margin decline can be attributed to a $5.2 million impairment charge recorded on an information technology contract restructuring and headcount increases.

Cost of data revenue of $53.9 million represents an increase of $4.3 million compared to the same quarter a year ago. Data revenue gross margins decreased from 33.7% a year ago to 26.6% in this quarter. The primary driver of the decrease is headcount as data content costs are relatively flat compared to the same quarter a year ago.

Selling, general, and administrative expenses were $52.6 million for the quarter ended June 30, 2007. This represents a $2.1 million decrease over the prior year same quarter. As a percent of total revenue, these expenses are 15.6% compared to 16.3% a year ago. The decline is primarily attributable to a reduction in management bonuses.

Gains, losses and other items were $15.4 million during the quarter ended June 30, 2007, which is primarily made up of $15.1 million in banking and legal services fees related to the pending acquisition by Silver Lake and ValueAct Capital.

Other Income (Expense)

Interest expense for the quarter ended June 30, 2007 is $13.6 million compared to $7.8 million a year ago due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (See note 7 to the condensed consolidated financial statements).

Other income decreased slightly to $0.2 million in the current quarter. Both in the current and prior year quarter, other income is composed primarily of interest income on notes receivable and investment income. Additionally, in the current quarter, there was a negative adjustment of $0.3 million to adjust the value of the warrants issued in the acquisition of ChinaLoop.

Income taxes

The anticipated effective tax rate for fiscal 2008 is 38%. Using this effective tax rate, the expected tax benefit for the quarter ended June 30, 2007 would have been $3.5 million. However, because the costs related to the pending acquisition of the Company are likely to be non-deductible the expected benefit is reduced by $5.8 million to a net expense of $2.3 million.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at June 30, 2007 totaled $56.1 million compared to $25.1 million at March 31, 2007. Total current assets increased $16.3 million due to increases in cash which was driven by current quarter exercises of stock options. Current liabilities decreased $14.8 million due to decreases in deferred revenue of $10.7 million and payroll accruals of $7.1 million offset by increases in trade accounts payable of $7.2 million.

Accounts receivable days sales outstanding (“DSO”) was 76 days at June 30, 2007 and was 72 days at March 31, 2007, and is calculated as follows (dollars in thousands):

	June 30, 2007	March 31, 2007
Numerator – trade accounts receivable, net	$ 280,956	$ 285,850
Denominator:
Quarter revenue	338,168	57,271
Number of days in quarter	91	90
Average daily revenue	$ 3,716	$ 3,970
Days sales outstanding	76	72

Net cash provided by operating activities declined 30.6%, to $39.1 million. The reduction in earnings accounts for most of the total decline in operating cash flow, partially offset by changes in working capital.

Investing activities used $28.1 million in cash. This was primarily deferral of costs of $14.1 million and capitalization of software of $8.4 million. Capital expenditures were $2.9 million for the quarter. However, as noted in the supplemental cash flow information, the Company acquired $7.2 million of property under capital leases and incurred $5.4 million in construction and other financing. Payments under these arrangements will be reflected in future cash flows as payments of debt.

Cash flows from financing activities include payments of debt of $31.3 million including payments on revolving credit of $2.1 million, capital lease payments of $19.1 million, software license payments of $6.5 million, and other debt payments of $3.5 million. Financing activities also includes $35.8 million in proceeds from stock options exercised and $5.6 million of tax benefits related to the exercise of stock options.

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

The Company generated free cash flow available to equity of negative $9.8 million in the quarter ended June 30, 2007, and $11.9 million in the quarter ended June 30, 2006, as shown in the table below:

	For the quarter ended June 30
(dollars in thousands)	2007	2006
Net cash provided by operating activities	$ 39,132	$ 56,350
Plus:
Payments received from investments	-	783
Less:
Capitalized software development costs	(8,447)	(5,719)
Capital expenditures	(2,867)	(217)
Deferral of costs and data acquisition costs	(14,129)	(16,887)
Payments on capital leases and installment payment arrangements	(19,137)	(18,905)
Payments on software and data license liabilities	(6,493)	(7,847)
Other required debt payments	(3,526)	(1,711)
Sub-total	(15,467)	5,847
Plus:
Tax benefit of stock options and warrants	5,624	1,079
Sub-total	(9,843)	6,926
Plus:
Cash collected from sale of software	-	5,000
Free cash flow available to equity	$ (9,843)	$ 11,926

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $70 million due September 15, 2012 (see note 7 to the condensed consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At June 30, 2007 there were no revolving credit borrowings outstanding. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

The Company’s debt-to-capital ratio, as calculated below, was 53% at June 30, 2007 compared to 55% at March 31, 2007 (dollars in thousands).

	June 30, 2007	March 31, 2007
Numerator - long-term obligations, net of current installments	$ 635,240	$ 648,879
Denominator:
Long-term obligations, net of current installments	635,240	648,879
Stockholders’ equity	555,431	521,311
	$ 1,190,671	$ 1,170,190
Debt-to-capital ratio	53%	55%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $104.3 million and $106.9 million at June 30, 2007 and March 31, 2007, respectively.

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

Under the terms of the agreement, the parties will work together to further develop the Base Technology. EMC paid the Company $20 million in fiscal year 2006 and $10 million in fiscal 2007. The agreement also gives EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the agreement. The option price was $5 million at inception, and has increased to $20 million for the remainder of the option period. If EMC exercises that option, Acxiom will retain its perpetual license to the Base Technology and further developments of the Base Technology.

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

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.4 million at June 30, 2007. As of June 30, 2007 the Company has a future commitment for synthetic lease payments of $23.4 million over the next five years.

In connection with certain of the Company’s buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at June 30, 2007 was $5.0 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility at June 30, 2007 were $13.7 million and $10.2 million at March 31, 2007.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at June 30, 2007 (dollars in thousands). The column for 2008 represents the nine months ending March 31, 2008. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Capital lease and installment payment obligations	$ 52,112	$ 30,357	$ 13,263	$ 2,103	$ 633	$ 11,070	$ 109,538
Software and data license liabilities	20,634	14,853	2,635	-	-	-	38,122
Warrant liability	-	-	-	-	-	1,961	1,961
Other long-term debt	16,435	18,880	7,110	18,418	303,424	225,693	589,960
Total long-term obligations	89,181	64,090	23,008	20,521	304,057	238,724	739,581
Synthetic aircraft leases	698	931	931	699	-	-	3,259
Synthetic equipment and furniture leases	7,355	8,837	3,849	125	-	-	20,166
Total synthetic operating leases	8,053	9,768	4,780	824	-	-	23,425
Equipment operating leases	2,417	2,039	549	213	14	-	5,232
Building operating leases	13,633	15,106	12,200	9,223	7,962	47,210	105,334
Partnerships building leases	1,609	2,155	46	-	-	-	3,810
Related party aircraft lease	675	900	900	900	375	-	3,750
Total operating lease payments	26,387	29,968	18,475	11,160	8,351	47,210	141,551
Operating software license obligations	4,691	4,904	4,888	1,370	1,371	685	17,909
Total operating lease and software license obligations	31,078	34,872	23,363	12,530	9,722	47,895	159,460
Total contractual cash obligations	$ 120,259	$ 98,962	$ 46,371	$ 33,051	$ 313,779	$ 286,619	$ 899,041

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ 4,398	$ -	$ -	$ 4,398
Purchase commitments on synthetic equipment and furniture leases	-	1,755	4,030	215	-	-	6,000
Other purchase commitments	54,099	16,714	11,791	7,522	2,473	4,377	96,976
Total purchase commitments	$ 54,099	$ 18,469	$ 15,821	$ 12,135	$ 2,473	$ 4,377	$ 107,374

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director. The Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $2.5 million at June 30, 2007) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2007 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 10,626
Residual value guarantee on synthetic aircraft lease	1,759
Residual value guarantee on related party aircraft lease	2,512
Guarantees on certain partnership and other loans	5,001
Outstanding letters of credit	13,727

The total of loans of which the Company guarantees the portion noted in the above table, is $12.2 million as of June 30, 2007.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the “Risk Factors” contained in Part I, Item 1A, Risk Factors of the Company’s 2007 Annual Report.

Pending Acquisition

On May 16, 2007, the Company announced it has entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. The merger is expected to close in the second quarter of fiscal 2008 upon approval by the Company’s shareholders, regulatory approvals and the satisfaction of other customary closing conditions.

Approximately $500 million of the Company’s annual revenue is with customers where a contract contains terms which may allow the customer to terminate the agreement upon a change in control of the Company. Therefore, upon the change of control of the Company, it is possible that some customers may seek to invoke their right to terminate some contracts.

Related Parties

See note 15 to the consolidated financial statements contained in the Company’s 2007 Annual Report for additional information on certain relationships and related transactions.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Germany, Portugal, Poland, Australia, Canada and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2007 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2007 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) that clarifies the accounting and recognition for income tax positions taken or expected to be taken on tax returns. The Company adopted the provisions of FIN 48 as of the beginning of its 2008 fiscal year. As a result of its adoption of FIN 48, the Company made no adjustments to retained earnings. In addition, the Company anticipates no changes to the amount of unrecognized tax benefits in the next twelve months.

As of the beginning of its 2008 fiscal year, the total amount of reserves for income taxes is $3.8 million. The entire amount of the $3.8 million, if recognized, would affect the effective tax rate. Any prospective adjustments to the reserve for income taxes will be recorded as an increase or decrease to the provision for income taxes and would impact the effective tax rate.

The Company accrues penalties and interest related to reserves for income taxes in the provision for income taxes. The amount of penalties and interest accrued as of the beginning of the 2008 fiscal year is $0.7 million.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include the United Kingdom, France, Germany, and the Netherlands. The number of years with open tax examinations varies depending on the tax jurisdiction. In the U.S., the Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for fiscal years through 2002 and has commenced an examination of the Company’s federal income tax returns for fiscal years 2003-2005, for which the Company anticipates no adverse adjustments. The status of foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•	the possibility that the anticipated transaction may not be closed, or may not be closed within the anticipated time frame;
•	certain contracts may not be closed, or may not be closed within the anticipated time frames;
•	the possibility that clients may attempt to reduce the amount of business they do with the Company;
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both June 30, 2007 and March 31, 2007, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Portugal, Poland, Australia, China and Canada. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments. Acxiom, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company Leader (Chief Executive Officer) and Chief Administrative Leader (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company Leader and Chief Administrative Leader concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

The Company’s management, including the Company Leader (Chief Executive Officer) and the Chief Administrative Leader (Chief Financial Officer), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063)—This is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. While certain defendants have agreed to conditionally settle the case, Acxiom will continue to defend the case vigorously in that it believes it has acted in conformity with the applicable law. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.

Equifax Direct Marketing Solutions LLC and Equifax Information Services LLC v. Acxiom Corporation, (U.S. District Court, N.D., Georgia 1:07-CV-0563-RLV)--A lawsuit removed from the Georgia state court, alleging that Acxiom breached a 1997 data license agreement and several data processing agreements and is using Equifax data beyond the scope of the parties’ agreements and without Equifax’s permission. The matter has been settled subsequent to June 30, 2007 with no material impact to Acxiom’s financial statements.

Data Protection Authority of Spain--The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The total claims sought by the Data Protection Authority may be as high as $10.6 million. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). The amount accrued represents legal fees incurred to date along with an estimate of the amount which will be required to ultimately settle the claims.

Levy Investments LTD vs. Acxiom Corporation, et al., (Circuit Court of Arkansas, Pulaski County CV 07-6571)--A putative class action lawsuit filed on May 22, 2007 by an Acxiom shareholder, Levy Investments LTD, against Acxiom, its directors, ValueAct Capital and Silver Lake Partners. The plaintiff seeks an injunction against the proposed sale of the Company as announced on May 16, 2007, contending that the sale price agreed to by the directors is insufficient, that the directors breached their fiduciary duties, and that the proposed merger agreement should be nullified. The defendants believe that the suit is without merit and intend to vigorously defend it.

Arnold Footle v. Acxiom Corporation, et al., (Circuit Court of Arkansas, Pulaski County, CV 07-6947)--A putative class action lawsuit filed May 30, 2007, by an Acxiom shareholder, Arnold Footle, against Acxiom and its directors. The plaintiff claims that the directors breached their fiduciary duties in agreeing to the proposed sale of the Company that was announced May 16, 2007. The plaintiff seeks an injunction against the proposed sale, a constructive trust on any benefits the defendants receive and an injunction against the defendants requiring them to adhere to their fiduciary duties. The defendants believe that the suit is without merit and intend to vigorously defend it.

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)           During the first quarter of fiscal 2008 there were no repurchases made pursuant to the repurchase program adopted by the Board of Directors on October 30, 2002.

Item 6.	Exhibits

(a)	The following exhibits are filed with this Report:

31(a)	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31(b)

Certification of Chief Administrative Leader (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Administrative Leader (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: August 8, 2007

By: /s/Rodger S. Kline

(Signature)

Rodger S. Kline

Chief Administrative Leader

(principal financial and accounting officer)