Form 10-Q
period 2007-09-30
ACXIOM CORP
filed 2007-11-08
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐      No ☒

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 5, 2007 was 80,929,810.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

September 30, 2007

Part I.	Financial Information	Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

as of September 30, 2007 and March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations

for the Three Months ended September 30, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Operations

for the Six Months ended September 30, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

for the Six Months ended September 30, 2007 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows

for the Six Months ended September 30, 2007 and 2006 (Unaudited)	7-8

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of presentation and summary of significant accounting policies	9
2.	Earnings (loss) per share and stockholders’ equity	10-11
3.	Share-based compensation	11-13
4.	Acquisitions	13-14
5.	Other current and noncurrent assets	15
6.	Goodwill	15-16
7.	Long-term obligations	16-17
8.	Allowance for doubtful accounts	17
9.	Segment information	17
10.	Restructuring, impairment and other charges	18-19
11.	Commitments and contingencies	20
12.	Uncertain tax positions	21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	34
Item 4.	Controls and Procedures	34

Part II.	Other Information
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35

Signature	36

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 53,831	$ 37,776
Trade accounts receivable, net	294,822	285,850
Deferred income taxes	22,244	22,341
Refundable income taxes	11,421	7,657
Other current assets	52,421	59,252
Total current assets	434,739	412,876
Property and equipment, net of accumulated depreciation and amortization	291,852	312,292
Software, net of accumulated amortization	55,641	44,289
Goodwill	529,039	522,046
Purchased software licenses, net of accumulated amortization	136,683	151,326
Unbilled and notes receivable, excluding current portions	13,285	16,742
Deferred costs, net of accumulated amortization	132,016	137,684
Data acquisition costs, net of accumulated amortization	34,941	35,398
Other assets, net	22,735	23,251
	$ 1,650,931	$ 1,655,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$ 95,193	$ 106,921
Trade accounts payable	54,070	54,808
Accrued expenses:
Payroll	31,235	33,663
Other	80,352	79,078
Deferred revenue	86,911	113,318
Total current liabilities	347,761	387,788
Long-term obligations:
Long-term debt and capital leases, net of current installments	618,981	631,184
Software and data licenses, net of current installments	7,010	17,695
Total long-term obligations	625,991	648,879
Deferred income taxes	96,333	97,926
Commitments and contingencies
Stockholders' equity:
Common stock	11,371	11,145
Additional paid-in capital	769,096	718,336
Retained earnings	461,865	462,844
Accumulated other comprehensive income	27,011	17,526
Treasury stock, at cost	(688,497)	(688,540)
Total stockholders' equity	580,846	521,311
	$ 1,650,931	$ 1,655,904
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

         For the Three Months ended

                  September 30

	2007	2006
Revenue:
Services	$ 267,653	$ 266,099
Data	83,373	82,220
Total revenue	351,026	348,319
Operating costs and expenses:
Cost of revenue
Services	208,697	201,384
Data	56,998	51,062
Total cost of revenue	265,695	252,446
Selling, general and administrative	55,042	54,008
Gains, losses and other items, net	9,932	-
Total operating costs and expenses	330,669	306,454
Income from operations	20,357	41,865
Other income (expense):
Interest expense	(13,842)	(8,950)
Other, net	1,331	2,685
Total other income (expense)	(12,511)	(6,265)
Earnings before income taxes	7,846	35,600
Income taxes	(2,696)	13,884
Net earnings	$ 10,542	$ 21,716

Earnings per share:
Basic	$ 0.13	$ 0.25
Diluted	$ 0.13	$ 0.25

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

         For the Six Months ended

                  September 30

	2007	2006
Revenue:
Services	$ 532,388	$ 527,991
Data	156,806	157,033
Total revenue	689,194	685,024
Operating costs and expenses:
Cost of revenue
Services	420,783	397,457
Data	110,883	100,634
Total cost of revenue	531,666	498,091
Selling, general and administrative	107,711	108,753
Gains, losses and other items, net	25,322	-
Total operating costs and expenses	664,699	606,844
Income from operations	24,495	78,180
Other income (expense):
Interest expense	(27,417)	(16,719)
Other, net	1,514	3,332
Total other income (expense),	(25,903)	(13,387)
Earnings (loss) before income taxes	(1,408)	64,793
Income taxes	(429)	25,269
Net earnings (loss)	$ (979)	$ 39,524

Earnings (loss) per share:
Basic	$ (0.01)	$ 0.45
Diluted	$ (0.01)	$ 0.44

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

SIX MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

(Dollars in thousands)

Common stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2007	111,445,769	$ 11,145	$ 718,336		$ 462,844	$ 17,526	(32,862,138)	$ (688,540)	$ 521,311
Employee stock awards, benefit plans and other issuances	2,170,164	217	41,771	$ -	-	-	2,704	43	42,031
Tax benefit of stock options and warrants exercised	-	-	5,968	-	-	-	-	-	5,968
Non-cash share-based compensation	-	-	3,030	-	-	-	-	-	3,030
Restricted stock units vested	94,114	9	(9)						-
Comprehensive income:
Foreign currency translation	-	-	-	9,591		9,591	-	-	9,591
Unrealized loss on marketable securities, net of tax	-	-	-	(106)		(106)	-	-	(106)
Net loss	-	-	-	(979)	(979)	-	-	-	(979)
Total comprehensive income				$ 8,506
Balances at September 30, 2007	113,710,047	$ 11,371	$ 769,096		$ 461,865	$ 27,011	(32,859,434)	$ (688,497)	$ 580,846

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

            For the Six Months ended

                     September 30

	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$ (979)	$ 39,524
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	119,921	115,983
Loss (gain) on disposal of assets, net	(74)	(1,670)
Deferred income taxes	(1,586)	(422)
Non-cash share-based compensation expense	3,030	1,144
Changes in operating assets and liabilities:
Accounts receivable, net	(10,117)	(6,835)
Other assets	1,386	(1,390)
Accounts payable and other liabilities	(3,292)	(8,823)
Deferred revenue	(28,513)	(16,752)
Net cash provided by operating activities	79,776	120,759
Cash flows from investing activities:
Payments received from investments	1,799	2,708
Capitalized software development costs	(18,267)	(12,645)
Capital expenditures	(8,158)	(3,477)
Cash collected from the sale and license of software	-	10,000
Deferral of costs and data acquisition costs	(25,759)	(33,446)
Net cash paid in acquisitions	(5,471)	-
Net cash used in investing activities	(55,856)	(36,860)
Cash flows from financing activities:
Proceeds from debt	2,197	650,269
Payments of debt	(58,629)	(367,925)
Dividends paid	-	(8,808)
Sale of common stock under employee stock awards, benefit plans and other issuances	42,031	16,905
Acquisition of treasury stock	-	(293,300)
Tax benefit of stock options exercised	5,968	2,844
Net cash used in financing activities	(8,433)	(15)
Effect of exchange rate changes on cash	568	243
Net increase in cash and cash equivalents	16,055	84,127
Cash and cash equivalents at beginning of period	37,776	7,705
Cash and cash equivalents at end of period	$ 53,831	$ 91,832

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

        For the Six Months ended

                  September 30

	2007	2006
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 27,738	$ 16,562
Income taxes	211	22,831
Payments on capital leases and installment payment arrangements	36,788	40,856
Payments on software and data license liabilities	13,772	15,151
Other debt payments, excluding line of credit	5,942	3,515
Revolving credit payments	2,127	308,403
Noncash investing and financing activities:
Enterprise software licenses acquired under software obligation	493	15,266
Acquisition of property and equipment under capital leases and installment payment arrangements	15,720	34,027
Construction and other financing	5,351	13,656
Note payable issued in acquisition	300	-
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

In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature except during the quarter ended September 30, 2007, the Company adjusted an accrual by recording $1.5 million of additional expense. This accrual should have been recorded in prior periods. The Company believes, in accordance with Accounting Principles Board Opinion number 28, paragraph 29, that this adjustment will not be material to its full year results for fiscal 2008. In addition, management does not believe the adjustment is material to the amounts reported by the Company for any previous periods. This cumulative adjustment is included in selling, general and administrative expense for the three and six-month periods ended September 30, 2007.

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

2.        EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2007	2006	2007	2006
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ 10,542	$ 21,716	$ (979)	$ 39,524
Denominator – weighted-average shares outstanding	80,646	86,000	79,993	87,078
Basic earnings (loss) per share	$ 0.13	$ 0.25	$ (0.01)	$ 0.45
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ 10,542	$ 21,716	$ (979)	$ 39,524

Denominator:
Weighted-average shares outstanding	80,646	86,000	79,993	87,078
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,839	2,203	-	2,235
	82,485	88,203	79,993	89,313
Diluted earnings (loss) per share	$ 0.13	$ 0.25	$ (0.01)	$ 0.44

At September 30, 2007, the Company had options and warrants outstanding providing for the purchase of approximately 11.4 million shares of common stock. Due to the net loss incurred by the Company, the effect of options, warrants and restricted stock of 1.9 million shares was excluded from the earnings per share calculation for the six months ended September 30, 2007 since the impact on the calculation was antidilutive. Options and warrants that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2007	2006	2007	2006
Number of shares outstanding under options and warrants	3,408	3,368	3,001	3,381
Range of exercise prices	$24.53-$268.55	$24.50-$268.55	$25.00-$268.55	$24.52- $268.55

Stockholders’ Equity

The Company did not declare dividends on its common stock in the six months ended September 30, 2007 and declared dividends of $0.10 per share in the six months ended September 30, 2006.

During the six months ended September 30, 2006, 0.6 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the quarter and prior quarter, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the six months ended September 30, 2006 was $15.4 million. In addition, the Company repurchased 11.1 million shares for approximately $278 million under its “Dutch Auction” self tender offer in September 2006 (see note 7). There were no shares repurchased under the Company’s common stock repurchase program in the six months ended September 30, 2007. On October 26, 2007 the board of directors adopted a new common stock repurchase program, which ended the previous common stock repurchase program. Under the new common stock repurchase program, the Company may purchase up to $75 million worth of its common stock over the next twelve months.

3.	SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Options and Equity Compensation

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock were outstanding as of September 30, 2007.

The Company has reserved 30.1 million shares of the Company’s common stock for awards pursuant to the Company’s share-based plans of which approximately 0.8 million shares were available for grant at September 30, 2007.

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

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at September 30, 2007 was approximately 1.7 million. Approximately 0.1 million shares were purchased under the ESPP during the six months ended September 30, 2007. The total expense to the Company in the six months ended September 30, 2007 for the discount to the market price was approximately $0.3 million.

Stock Option Activity

The Company granted 150,000 stock options in the six months ended September 30, 2007. The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2007 was $7.21. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.9%; risk-free interest rate of 4.9%; expected option life of 5.7 years and expected volatility of 20.4%. There were no stock options granted in the six months ended September 30, 2006.

Option activity for the six months ended September 30, 2007 was as follows:

	Number of shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2007	11,784,406	$ 21.52
Granted	150,000	$ 27.71
Exercised	(1,904,342)	$ 18.95		$ 5,086
Forfeited or cancelled	(95,275)	$ 26.86
Outstanding at September 30, 2007	9,934,789	$ 22.06	7.98	$ 21,208
Exercisable at September 30, 2007	9,545,139	$ 21.99	7.90	$ 20,578

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2007. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2007:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	186,405	6.20 years	$ 6.16	139,542	$ 5.83
$ 10.17 - $ 14.68	1,528,257	8.68 years	$ 12.24	1,523,580	$ 12.24
$ 15.00 - $ 19.82	2,261,390	7.91 years	$ 16.64	2,258,280	$ 16.64
$ 20.12 - $ 24.53	2,987,724	8.49 years	$ 22.80	2,987,724	$ 22.80
$ 25.00 - $ 27.10	1,763,752	7.74 years	$ 26.57	1,428,752	$ 26.66
$ 27.11 - $ 39.12	884,429	6.48 years	$ 35.70	884,429	$ 35.70
$ 40.50 - $ 75.55	318,520	6.81 years	$ 44.64	318,520	$ 44.64
$168.61 - $268.55	4,312	2.39 years	$ 208.61	4,312	$ 208.61
	9,934,789	7.98 years	$ 22.06	9,545,139	$ 21.99

Total expense related to stock options for the six months ended September 30, 2007 was approximately $1.0 million. Future expense for these options is expected to be approximately $3.3 million over the next six years.

Restricted Stock Unit Activity

Non-vested restricted stock units as of September 30, 2007 and changes during the six-month period ended September 30, 2007 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2007	451,750	$ 23.79	3.35
Granted	79,000	25.21	3.60
Vested	(94,114)	24.43
Forfeited or cancelled	(4,252)	20.87
Outstanding at September 30, 2007	432,384	$ 23.92	2.98

During the six months ended September 30, 2007, the Company granted restricted stock units covering 79,000 shares of common stock with a value at the date of grant of $2.0 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less an immaterial calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock for the six months ended September 30, 2007 for all restricted stock units was $1.7 million. Future expense for these restricted stock units is expected to be approximately $10.3 million over the next four years.

4.	ACQUISITIONS:

On August 28, 2007, the Company acquired EchoTarget, Inc., an on-line behavioral targeting and ad-serving company based in New York. The Company paid $1.8 million net of cash acquired and executed a promissory note in the amount of $0.3 million which is payable in two equal annual installments. The total purchase price of $2.1 million does not include amounts, if any, payable under an earnout arrangement under which the Company may pay up to an additional $2.1 million over a two-year period ending March 30, 2010. Payment, if any, under the earnout agreement will be treated as compensation expense when earned. The operations of EchoTarget are included in the consolidated results beginning September 1, 2007. The annual revenues of EchoTarget are less than $0.5 million. Due to the immateriality to the consolidated results, no pro forma disclosures have been included.

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first deferred payment agreement is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second deferred payment agreement is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. The Company has accrued $0.4 million for the retention bonus and $0.2 million had been paid as of September 30, 2007. No accrual was recorded for the earnout agreement.

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

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.7 million in cash for Equitec, and issued shares of the Company’s common stock with an approximate value of $3.6 million. The $18.3 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement under which the Company may pay up to an additional $12 million based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. A portion of the earnout payments that are dependent on continued employment will be charged to compensation expense if the operating targets are met.

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the quarter ending December 31, 2005. The Company completed negotiations to settle the earnout and made a final payment of $1.0 million in the second quarter of fiscal 2008.

The following table shows the allocation of EchoTarget, Kefta, Harbinger, Equitec and IA purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	EchoTarget	Kefta	Harbinger	Equitec	IA
Assets acquired:
Cash	$ 13	$ 75	$ 74	$ -	$ 541
Goodwill	2,032	8,061	7,652	14,100	30,085
Other intangible assets	-	2,000	2,375	4,100	7,000
Other current and noncurrent assets	87	447	1,308	79	6,716
	2,132	10,583	11,409	18,279	44,342
Accounts payable, accrued expenses and capital leases assumed	32	1,323	559	-	5,850
Net assets acquired	2,100	9,260	10,850	18,279	38,492
Less:
Cash acquired	13	75	74	-	541
Common stock issued	-	-	-	3,610	-
Promissory note	300	-	1,300	-	-
Accrued liabilities	-	331	-	-	-
Net cash paid	$ 1,787	$ 8,854	$ 9,476	$ 14,669	$ 37,951

The allocations of purchase price for the EchoTarget, Kefta, Harbinger and Equitec acquisitions are preliminary and subject to revisions as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of purchase price allocable to goodwill.

As a result of the acquisition of Digital Impact in fiscal 2006 and the acquisition of Claritas Europe and Consodata in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments and payments related to these accruals during the six months ended September 30, 2007.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2007	$ 253	$ 1,219	$ 1,205	$ 2,677
Adjustments	-	-	(705)	(705)
Payments	(5)	(391)	(159)	(555)
Change in foreign currency translation adjustment	16	68	66	150
Balance at September 30, 2007	$ 264	$ 896	$ 407	$ 1,567

The remaining items are expected to be paid through approximately April 2008.

5.        OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $6.8 million and $10.9 million at September 30, 2007 and March 31, 2007, respectively. There are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	September 30, 2007	March 31, 2007
Notes receivable from divestitures	$ 2,823	$ 4,932
Less current portion	2,294	3,940
Long-term portion	529	992
Unbilled and notes receivable arising from operations	17,265	22,714
Less current portion	4,509	6,964
Long-term portion	12,756	15,750
Unbilled and notes receivable, excluding current portions	$ 13,285	$ 16,742

Other current assets consist of the following (dollars in thousands):

	September 30, 2007	March 31, 2007
Current portion of unbilled and notes receivable	$ 6,803	$ 10,904
Prepaid expenses	21,246	23,736
Non-trade receivables	5,478	7,432
Other miscellaneous assets	18,894	17,180
Other current assets	$ 52,421	$ 59,252

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2007	March 31, 2007
Investments in marketable and nonmarketable securities	$ 4,052	$ 4,299
Acquired intangible assets, net	15,057	15,747
Other miscellaneous noncurrent assets	3,626	3,205
Other assets	$ 22,735	$ 23,251

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

The carrying amount of goodwill, by business segment, for the six months ended September 30, 2007 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Infrastructure Management	Total
Balance at March 31, 2007	$ 323,709	$ 154,306	$ 44,031	$ 522,046
EchoTarget acquisition	2,032	-	-	2,032
Purchase adjustments	(620)	(1,990)	-	(2,610)
Change in foreign currency translation adjustment	2,272	5,299	-	7,571
Balance at September 30, 2007	$ 327,393	$ 157,615	$ 44,031	$ 529,039

The Company revised its segments, effective April 1, 2007 (see note 9). As a result of the revision to the segments, the balances recorded at March 31, 2007 have been reallocated to the new segments based on the relative fair value of the segments at March 31, 2007.

7.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	September 30, 2007	March 31, 2007
Term loan credit agreement	$ 544,000	$ 547,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 12%; remaining terms up to fifteen years	100,425	121,399
Warrants	1,577	1,651
Other debt and long-term liabilities	43,845	41,135
Total long-term debt and capital leases	689,847	711,185
Less current installments	70,866	80,001
Long-term debt, excluding current installments	$ 618,981	$ 631,184

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 5% to 7%	$ 31,337	$ 44,615
Less current installments	24,327	26,920
License liabilities, excluding current installments	$ 7,010	$ 17,695

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

Revolving credit facility borrowings under the new facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at September 30, 2007 or March 31, 2007. The Company had available borrowing capacity of approximately $186.2 million under the revolving credit facility at September 30, 2007, representing the full amount of the facility less the outstanding letters of credit. The interest rate on term loan borrowings outstanding at September 30, 2007 was 7.5%. Outstanding letters of credit at September 30, 2007 were $13.8 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At September 30, 2007, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $9.3 million at September 30, 2007 and $8.3 million at March 31, 2007.

9.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the six months ended September 30, 2007, the Company realigned its business segments to better reflect the way management assesses the business. The Company’s new business segments consist of Information Services, Information Products and Infrastructure Management. Information Services develops, sells and delivers industry-tailored solutions globally through the integration of products, services and consulting. Information Products develops and sells all global data products as well as domestic fraud and risk mitigation products. Infrastructure Management develops and delivers information technology products and services such as IT outsourcing and transformational solutions. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

Substantially all of the nonrecurring and impairment charges incurred by the Company have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

For the quarter ended	For the six months ended
September 30	September 30
	2007	2006	2007	2006
Revenue:
Information services	$ 190,650	$ 182,611	$ 372,207	$ 355,828
Information products	108,230	104,433	204,904	199,869
Infrastructure management	112,883	119,283	226,403	239,774
Eliminations	(60,737)	(58,008)	(114,320)	(110,447)
Total revenue	$ 351,026	$ 348,319	$ 689,194	$ 685,024

Income (loss) from operations:
Information services	$ 27,757	$ 33,633	$ 52,689	$ 64,305
Information products	6,822	5,303	2,438	3,091
Infrastructure management	12,573	11,763	24,878	25,857
Corporate and other	(26,795)	(8,834)	(55,510)	(15,073)
Income from operations	$ 20,357	$ 41,865	$ 24,495	$ 78,180

The revenue attributed to the Infrastructure Management segment above includes revenue from internal customers of approximately $31 million for quarterly periods reported and $62 million for six-month periods reported. These intersegment revenues, as well as revenues from external customers which are counted as revenues by multiple segments, are shown as eliminations in the table above.

10.      RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

As discussed below, the following table shows the balances that were accrued for restructuring plans and the Spain closure as well as the changes in those balances during the six months ended September 30, 2007 (dollars in thousands):

Restructuring plans:	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Payments	(4,264)	(145)	-	(4,409)
Restructuring accrual	5,034	-	-	5,034
Balance at September 30, 2007	$ 3,063	$ 1,366	$ 144	$ 4,573

Spain closure:
Balance at March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960
Adjustments	-	-	60	60
Payments	(206)	(95)	(1,341)	(1,642)
Change in foreign currency translation adjustment	10	2	286	298
Balance at September 30, 2007	$ 82	$ -	$ 3,594	$ 3,676

Restructuring Plans

During the quarter ended September 30, 2007, the Company recorded a total of $5.2 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments to be made to approximately 278 associates who were notified during the quarter that they were to be involuntarily terminated. Of the $5.2 million, $2.4 million remained accrued as of September 30, 2007. These costs are expected to be paid out in the third quarter of fiscal 2008.

In March 2007, the Company recorded a total of $2.5 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The charges included $1.5 million in severance and other associate-related reserves for payments to be made to approximately 105 associates who were notified in March that they were to be involuntarily terminated and $0.3 million in fees paid to terminate contract workers. In the first quarter of fiscal 2008, the Company adjusted its original estimate with an additional severance accrual for $0.2 million. All of the accrued costs were paid as of September 30, 2007.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above shows the portion of the above charges which are yet to be paid as of September 30, 2007 (dollars in thousands). The remaining accrued costs of $2.2 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Spain Closure

In the fourth quarter of fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals. The Company recorded an additional $0.3 million of expense during the six months ended September 30, 2007. Of this amount, $3.7 million remained accrued as of September 30, 2007 and is expected to be paid out in the remainder of fiscal 2008.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. As of September 30, 2007, the Company has incurred transaction related expenses of $17.4 million which are included in gains, losses and other items. Of this amount, $1.6 million was accrued but not paid as of September 30, 2007. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items during the third quarter of fiscal 2008.

Leased Asset Disposal

During the quarter ended September 30, 2007, the Company entered into an agreement to dispose of a leased asset. Under the terms of the lease, the Company is required to make a termination payment to the lessor and the lessor will sell the asset and pay the proceeds to the Company. The Company has accrued in gains, losses and other items, the estimated net payment to terminate the lease and dispose of the asset. The actual disposal will occur in the third quarter of fiscal 2008. The $2.3 million accrual is included in other accrued liabilities on the condensed consolidated balance sheet.

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2007	2006	2007	2006
Terminated acquisition expenses	$ 2,264	$ -	$ 17,358	$ -
Fiscal 2008 restructuring plan	5,190	-	5,190	-
Fiscal 2007 restructuring plan adjustment	-	-	171	-
Loss on lease termination	2,310	-	2,310	-
Spain closure adjustment	168	-	293	-
	$ 9,932	$ -	$ 25,322	$ -

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of two contracts with two different outsourcing customers, the first of which occurred in the quarter ending June 30, 2007 and the second in the quarter ending September 30, 2007, the Company performed a test for potential impairment of the related capitalized costs at June 30, 2007 and September 30, 2007. The Company determined that the future cash flows relating to these renegotiated outsourcing contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded a write-down of $5.2 million in the first quarter for one contract and another $4.4 million in the second quarter for the second contract relating to the capitalized costs of these contracts. The combined $9.6 million charge is recorded in cost of revenue in the accompanying condensed consolidated statement of operations and in the Corporate segment for segment disclosures. In addition as a result of the restructuring activities in the quarter ended September 30, 2007, the Company abandoned and wrote off $0.4 million in capitalized software. This is included in cost of revenue in the accompanying condensed consolidated statement of operations and in the Corporate segment.

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

The Company has a future commitment for synthetic lease payments of $20.5 million over the next five years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.4 million at September 30, 2007.

The Company also has an aircraft leased from a business controlled by an officer and director of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $2.4 million at September 30, 2007.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At September 30, 2007 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $4.9 million.

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

Highlights of the quarter ended September 30, 2007 are identified below.

•	Revenue of $351.1 million, up 0.8 percent from $348.3 million in the second fiscal quarter a year ago.
•	Income from operations of $20.4 million, a 51.3 percent decrease compared to $41.9 million in the second fiscal quarter last year.
•	Pre-tax income of $7.8 million, compared to pre-tax earnings of $35.6 million in the second quarter of fiscal 2007.
•

Unusual items added $14.8 million in expenses for the quarter, including costs related to the terminated transaction with Silver Lake and ValueAct Capital of $2.3 million, $4.9 million related to a write-off of certain long-term assets primarily related to an amended contract with an information technology outsourcing client, $5.2 million in expenses related to a work force reduction restructuring plan executed in September, and $2.3 million related to a lease termination payment.

•	Diluted earnings per share of $0.13, compared to diluted earnings per share of $0.25 in the second fiscal quarter last year.
•

Operating cash flow of $40.6 million and free cash flow available to equity of a negative $11.3 million. The free cash flow available to equity is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•	Gross margin decreased to 24.3 percent from 27.5 percent in the same quarter last fiscal year.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2007. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or for the six-month period ending September 30, 2007. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2007	2006	% Change	2007	2006	% Change
Revenue
Services	$ 267.7	$ 266.1	0.6%	$ 532.4	$ 528.0	0.8%
Data	83.4	82.2	1.5%	156.8	157.0	(0.1)%
	$ 351.1	$ 348.3	0.8%	$ 689.2	$ 685.0	0.6%
Total operating costs and expenses	330.7	306.4	7.9%	664.7	606.8	9.5%
Income from operations	$ 20.4	$ 41.9	(51.3)%	$ 24.5	$ 78.2	(68.7) %
Diluted earnings per share	0.13	0.25	(48.0)%	$ (0.01)	$ 0.44	(102.3)%

Revenues

Services revenue for the quarter ended September 30, 2007 was $267.7 million. This represents a $1.6 million increase or 0.6% when compared to the same period in the prior year. International services increased approximately $3.9 million, $1.5 million of which was attributed to favorable exchange rate variances. Excluding acquisitions of Echo Target, Kefta, Harbinger, and Equitec, US services revenue declined $4.2 million or 1.5%. The primary reason for the decline was contract reductions of certain Infrastructure Management clients.

Services revenue for the six months ended September 30, 2007 was $532.4. This represents a $4.4 million increase or 0.8%. International services increased approximately $5.3 million, of which $3.0 million was due to favorable exchange rate variances, while US services declined $0.9 million. Excluding acquisitions, US services revenue declined $5.8 million or approximately 1.2%. The decline is primarily attributable to Infrastructure Management contract reductions of certain large clients.

Data revenue for the quarter ended September 30, 2007 was $83.4 million. This represents a $1.2 million increase or 1.4%. The increase is primarily attributable to US operations. Pass-through data revenue from the purchase of third-party data on behalf of a large client accounted for $0.3 million of the increase. (Pass-though data revenue is offset in cost of data, discussed below.)

Data revenue for the six months ended September 30, 2007 was $156.8 million. This represents a decrease of $0.2 million or 0.1%. International data revenue was up slightly due to foreign currency rates, while US data revenue was flat.

The Company’s business segments consist of Information Services, Information Products and Infrastructure Management.

The following table shows the Company’s revenue by business segment for each of the periods reported (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2007	2006	% Change	2007	2006	% Change
Information services	$ 190.7	$ 182.6	4.4%	372.2	355.8	4.6%
Information products	108.3	104.4	3.7%	204.9	199.9	2.5%
Infrastructure management	112.9	119.3	(5.4)%	226.4	239.8	(5.6)%
Eliminations	(60.8)	(58.0)	4.7%	(114.3)	(110.5)	3.5%
Total revenue	$ 351.1	$ 348.3	0.8%	689.2	685.0	0.6%

For the quarter ended September 30, 2007 Information Services revenue increased $8.0 million, or 4.4%, to $190.7 million compared to the same quarter a year ago. For the six months ended September 30, 2007 Information Services revenue increased $16.4 million, or 4.6%, to $372.2 million compared to the same period a year ago. The favorable results are due to strong revenue growth in the Multi-Industry Client Services and Digital units, offset by declines in the Financial Services unit. The segment also benefited from favorable foreign currency exchange rates.

Compared to the same quarter a year ago, Information Products revenue increased 3.7% to $108.3 million. For the six months ended September 30, 2007 Information Products revenue increased $5.0 million, or 2.5%, to $204.9 million compared to the same period a year ago. Growth is primarily attributable to the Risk line of business.

Compared to the same quarter a year ago, Infrastructure Management decreased 5.4% to $112.9 million. For the six months ended September 30, 2007 Infrastructure Management revenue decreased $13.4 million, or 5.6%, to $226.4 million compared to the same period a year ago. The decrease is due to contract reductions with certain large clients.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2007	2006	% Change	2007	2006	% Change
Cost of revenue
Services	$ 208.7	$ 201.4	3.6%	$ 420.8	$ 397.5	5.9%
Data	57.0	51.0	11.8	110.9	100.6	10.2
Total cost of revenue	$ 265.7	$ 252.4	5.3%	$ 531.7	$ 498.1	6.7%
Selling, general and administrative	55.1	54.0	1.9	107.7	108.7	(1.0)
Gains, losses and other items, net	9.9	-	100.0	25.3	-	100.0
Total operating costs and expenses	$ 330.7	$ 306.4	7.9%	$ 664.7	$ 606.8	9.5%

	For the quarter ended September 30		For the six months ended September 30
	2007	2006	2007	2006
Gross profit margin
Services	22.0%	24.3%	21.0%	24.7%
Data	31.6	37.9	29.3	35.9
Total gross profit margin	24.3%	27.5%	22.9%	27.3%
Operating profit margin	5.8%	12.0%	3.6%	11.4%

Cost of services revenue of $208.7 million represents an increase of $7.3 million compared to the same quarter a year ago. Gross margin for services revenue decreased from 24.3% to 22.0%. The increase includes the unusual charges attributable to write-downs associated with a renegotiated contract with an Infrastructure Management client (see note 10 to the condensed consolidated financial statements). Increases in headcount and other costs of sales also resulted in higher costs.

Cost of services revenue for the six months ended September 30, 2007 of $420.8 million represents an increase of $23.3 million compared to the same period a year ago. Gross margin for services revenue decreased from 24.7% to 21.0%. The increase includes the unusual charges attributable to the write-down associated with two renegotiated contracts with Infrastructure Management clients (see note 10 to the condensed consolidated financial statements). Increases in headcount and other costs of sales also resulted in higher costs.

Cost of data revenue of $57.0 million represents an increase of $5.9 million compared to the same quarter a year ago. Data revenue gross margins decreased from 37.9% a year ago to 31.6% in this quarter. The increase in expense is attributable to additional headcount and increases in foreign exchange rates.

Cost of data revenue for the six months ended September 30, 2007 of $110.9 million represents an increase of $10.2 million compared to the same period a year ago. Data revenue gross margins decreased from 35.9% a year ago to 29.3% in this quarter. The increase in expense is due to additional headcount and increases in foreign exchange rates.

Selling, general, and administrative expenses were $55.1 million for the quarter ended September 30, 2007. This represents a $1.0 million increase over the prior year same quarter. The increase is due to headcount increases. Selling, general, and administrative expenses were $107.7 million for the six months ended September 30, 2007. This represents a $1.0 million decrease over the prior year same period.

Gains, losses and other items were $9.9 million during the quarter ended September 30, 2007. Included were $2.3 million in various professional fees related to the terminated acquisition by Silver Lake and ValueAct Capital, $5.2 million for workforce reduction costs, and $2.3 million related to the termination of a lease.

Gains, losses and other items were $25.3 million during the six months ended September 30, 2007, which primarily consist of $17.4 million in various professional fees related to the terminated acquisition by Silver Lake and ValueAct Capital. Other charges include $5.4 million in severance costs for implementation of a restructuring plan and $2.3 million related to the termination of a lease.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2007 is $13.8 million compared to $9.0 million a year ago due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (See note 7 to the condensed consolidated financial statements).

Interest expense for the six months ended September 30, 2007 is $27.4 million compared to $16.7 million a year ago due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (See note 7 to the condensed consolidated financial statements).

Other income decreased $1.4 million to $1.3 million in the current quarter and decreased $1.8 million in the six month period. Both in the current quarter and six month periods, other income is composed primarily of interest income on notes receivable and investment income. The prior-year periods also included a $1.6 million gain on the sale of an investment.

Income taxes

The current year effective tax rate is 30.5% and the prior rate was 39%. The current year tax rate reflects non-deductible losses related to the closing of the Spain operation. Except for this item, the effective tax rate would have been 38.5%. The expected tax rate for the full year is approximately 38.5%.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at September 30, 2007 totaled $86.9 million compared to $25.1 million at March 31, 2007. Total current assets increased $21.9 million due to increases in cash which was driven by current year exercises of stock options. Current liabilities decreased $40.0 million due to decreases in deferred revenue of $26.4 million and trade accounts payable of $11.7 million.

Accounts receivable days sales outstanding (“DSO”) was 77 days at September 30, 2007 and was 72 days at March 31, 2007, and is calculated as follows (dollars in thousands):

	September 30, 2007	March 31, 2007
Numerator – trade accounts receivable, net	$ 294,822	$ 285,850
Denominator:
Quarter revenue	351,026	357,271
Number of days in quarter	92	90
Average daily revenue	$ 3,816	$ 3,970
Days sales outstanding	77	72

Net cash provided by operating activities declined 33.9%, to $79.8 million. The reduction in earnings accounts for most of the total decline in operating cash flow.

Investing activities used $55.9 million in cash. This was primarily deferral of costs of $25.8 million and capitalization of software of $18.3 million. Capital expenditures were $8.2 million for the six month period. However, as noted in the supplemental cash flow information, the Company acquired $15.7 million of property under capital leases and incurred $5.4 million in construction and other financing. Payments under these arrangements will be reflected in future cash flows as payments of debt.

Cash flows from financing activities include payments of debt of $58.6 million including payments on revolving credit of $2.1 million, capital lease payments of $36.8 million, software license payments of $13.8 million, and other debt payments of $5.9 million. Financing activities also includes $42.1 million in proceeds from stock options exercised and $6.0 million of tax benefits related to the exercise of stock options.

During the six months ended September 30, 2006, 0.6 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the quarter and prior quarter, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the six months ended September 30, 2006 was $15.4 million. In addition, the Company repurchased 11.1 million shares for approximately $278 million under its “Dutch Auction” self tender offer in September 2006 (see note 7). There were no shares repurchased under the Company’s common stock repurchase program in the six months ended September 30, 2007. On October 26, 2007 the board of directors adopted a new common stock repurchase program. Under the new common stock repurchase program the Company may purchase up to $75 million worth of its common stock over the next twelve months.

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

The Company generated free cash flow available to equity of negative $11.3 million in the current quarter and negative $21.1 million in the six months ended September 30, 2007, compared to $15.3 million in the prior quarter and $27.2 million in the six months ended September 30, 2006, as shown in the table below:

For the quarter ended	For the six months ended
September 30	September 30
(dollars in thousands)	2007	2006	2007	2006
Net cash provided by operating activities	$ 40,644	$ 64,409	$ 79,776	$ 120,759
Plus:
Payments received from investments	1,799	1,925	1,799	2,708
Less:
Capitalized software development costs	(9,820)	(6,926)	(18,267)	(12,645)
Capital expenditures	(5,291)	(3,260)	(8,158)	(3,477)
Deferral of costs and data acquisition costs	(11,630)	(16,559)	(25,759)	(33,446)
Payments on capital leases and installment payment arrangements	(17,651)	(21,951)	(36,788)	(40,856)
Payments on software and data license liabilities	(7,279)	(7,304)	(13,772)	(15,151)
Other required debt payments	(2,416)	(1,804)	(5,942)	(3,515)
Sub-total	(11,644)	8,530	(27,111)	14,377
Plus:
Tax benefit of stock options and warrants	344	1,765	5,968	2,844
Sub-total	(11,300)	10,295	(21,143)	17,221
Plus:
Cash collected from sale of software	-	5,000	-	10,000
Free cash flow available to equity	$ (11,300)	$ 15,295	$ (21,143)	$ 27,221

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $70 million due September 15, 2012 (see note 7 to the condensed consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At September 30, 2007 there were no revolving credit borrowings outstanding. The Company had available borrowing capacity of approximately $186.2 million under the revolving credit facility at September 30, 2007, representing the full amount of the facility less outstanding letters of credit. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

The Company’s debt-to-capital ratio, as calculated below, was 52% at September 30, 2007 compared to 55% at March 31, 2007 (dollars in thousands).

	September 30, 2007	March 31, 2007
Numerator - long-term obligations, net of current installments	$ 625,991	$ 648,879
Denominator:
Long-term obligations, net of current installments	625,991	648,879
Stockholders’ equity	580,846	521,311
	$ 1,206,837	$ 1,170,190
Debt-to-capital ratio	52%	55%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $95.2 million and $106.9 million at September 30, 2007 and March 31, 2007, respectively.

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

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for one aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.4 million at September 30, 2007. As of September 30, 2007 the Company has a future commitment for synthetic lease payments of $20.5 million over the next five years.

In connection with certain of the Company’s buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at September 30, 2007 was $5.0 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility at September 30, 2007 were $13.8 million and $10.2 million at March 31, 2007.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at September 30, 2007 (dollars in thousands). The column for 2008 represents the six months ending March 31, 2008. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Capital lease and installment payment obligations	$ 36,281	$ 33,777	$ 15,572	$ 3,090	$ 635	$ 11,070	$ 100,425
Software and data license liabilities	13,430	15,011	2,806	90	-	-	31,337
Warrant liability	-	-	-	-	-	1,577	1,577
Other long-term debt	14,259	18,790	7,260	18,417	303,424	225,695	587,845
Total long-term obligations	63,970	67,578	25,638	21,597	304,059	238,342	721,184
Synthetic aircraft leases	465	931	931	699	-	-	3,026
Synthetic equipment and furniture leases	4,636	8,837	3,849	125	-	-	17,447
Total synthetic operating leases	5,101	9,768	4,780	824	-	-	20,473
Equipment operating leases	1,576	2,248	726	482	15	-	5,047
Building operating leases	10,282	18,008	14,786	11,344	9,784	49,337	113,541
Partnerships building leases	1,073	2,155	46	-	-	-	3,274
Related party aircraft lease	450	900	900	900	375	-	3,525
Total operating lease payments	18,482	33,079	21,238	13,550	10,174	49,337	145,860
Operating software license obligations	4,890	5,226	5,210	1,692	1,691	846	19,555
Total operating lease and software license obligations	23,372	38,305	26,448	15,242	11,865	50,183	165,415
Total contractual cash obligations	$ 87,342	$ 105,883	$ 52,086	$ 36,839	$ 315,924	$ 288,525	$ 886,599

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ 4,398	$ -	$ -	$ 4,398
Purchase commitments on synthetic equipment and furniture leases	-	1,755	4,030	215	-	-	6,000
Other purchase commitments	53,177	24,954	14,950	7,505	2,473	4,377	107,436
Total purchase commitments	$ 53,177	$ 26,709	$ 18,980	$ 12,118	$ 2,473	$ 4,377	$ 117,834

The related party aircraft lease relates to an aircraft leased from a business owned by an officer and director. The Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $2.4 million at September 30, 2007) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2007 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 10,625
Residual value guarantee on synthetic aircraft lease	1,759
Residual value guarantee on related party aircraft lease	2,393
Guarantees on certain partnership and other loans	4,965
Outstanding letters of credit	13,839

The total of loans of which the Company guarantees the portion noted in the above table, is $12.1 million as of September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both September 30, 2007 and March 31, 2007, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

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

(c)        During the second quarter of fiscal 2008 there were no common stock repurchases made pursuant to the common stock repurchase program adopted by the Board of Directors on October 30, 2002.

Item 6.	Exhibits

(a)	The following exhibits are filed with this Report:

31(a)	Certification of Company Leader (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31(b)

Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Company Leader (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: November 8, 2007

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)