Form 10-Q
period 2007-12-31
ACXIOM CORP
filed 2008-02-07
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 4, 2008 was 77,044,178.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

December 31, 2007

Part I.	Financial Information	Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

as of December 31, 2007 and March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations

for the Three Months ended December 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Operations

for the Nine Months ended December 31, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

for the Nine Months ended December 31, 2007 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows

for the Nine Months ended December 31, 2007 and 2006 (Unaudited)	7-8

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of presentation and summary of significant accounting policies	9
2.	Earnings per share and stockholders’ equity	10-11
3.	Share-based compensation	11-13
4.	Acquisitions and divestitures	13-15
5.	Other current and noncurrent assets	15
6.	Goodwill	16
7.	Long-term obligations	16-17
8.	Allowance for doubtful accounts	17
9.	Segment information	17-18
10.	Restructuring, impairment and other charges	18-20
11.	Commitments and contingencies	20-21
12.	Income taxes	21-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	36
Item 4.	Controls and Procedures	36

Part II.	Other Information
Item 1.	Legal Proceedings	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	38

Signature	39

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 66,265	$ 37,776
Trade accounts receivable, net	286,627	285,850
Deferred income taxes	22,211	22,341
Refundable income taxes	-	7,657
Other current assets	46,017	59,252
Total current assets	421,120	412,876
Property and equipment, net of accumulated depreciation and amortization	278,782	312,292
Software, net of accumulated amortization	60,836	44,289
Goodwill	518,608	522,046
Purchased software licenses, net of accumulated amortization	132,344	151,326
Unbilled and notes receivable, excluding current portions	6,584	16,742
Deferred costs, net of accumulated amortization	130,958	137,684
Data acquisition costs, net of accumulated amortization	50,552	35,398
Other assets, net	22,555	23,251
	$ 1,622,339	$ 1,655,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$ 85,450	$ 106,921
Trade accounts payable	46,631	54,808
Accrued expenses:
Payroll	28,478	33,663
Other	92,036	79,078
Deferred revenue	70,904	113,318
Income taxes	7,426	-
Total current liabilities	330,925	387,788
Long-term obligations:
Long-term debt and capital leases, net of current installments	594,627	631,184
Software and data licenses, net of current installments	10,631	17,695
Total long-term obligations	605,258	648,879
Deferred income taxes	98,340	97,926
Commitments and contingencies
Stockholders' equity:
Common stock	11,396	11,145
Additional paid-in capital	774,527	718,336
Retained earnings	511,711	462,844
Accumulated other comprehensive income	27,777	17,526
Treasury stock, at cost	(737,595)	(688,540)
Total stockholders' equity	587,816	521,311
	$ 1,622,339	$ 1,655,904
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2007	2006
Revenue:
Services	$ 262,697	$ 265,798
Data	87,572	87,043
Total revenue	350,269	352,841
Operating costs and expenses:
Cost of revenue
Services	201,648	199,704
Data	60,551	53,004
Total cost of revenue	262,199	252,708
Selling, general and administrative	54,669	49,065
Gains, losses and other items, net	(63,489)	(225)
Total operating costs and expenses	253,379	301,548
Income from operations	96,890	51,293
Other income (expense):
Interest expense	(12,797)	(14,911)
Other, net	1,394	1,157
Total other income (expense)	(11,403)	(13,754)
Earnings before income taxes	85,487	37,539
Income taxes	30,791	12,594
Net earnings	$ 54,696	$ 24,945

Earnings per share:
Basic	$ 0.69	$ 0.32
Diluted	$ 0.69	$ 0.31

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2007	2006
Revenue:
Services	$ 795,085	$ 793,789
Data	244,378	244,076
Total revenue	1,039,463	1,037,865
Operating costs and expenses:
Cost of revenue
Services	622,431	597,161
Data	171,434	153,638
Total cost of revenue	793,865	750,799
Selling, general and administrative	162,380	157,818
Gains, losses and other items, net	(38,167)	(225)
Total operating costs and expenses	918,078	908,392
Income from operations	121,385	129,473
Other income (expense):
Interest expense	(40,214)	(31,630)
Other, net	2,908	4,489
Total other income (expense)	(37,306)	(27,141)
Earnings before income taxes	84,079	102,332
Income taxes	30,362	37,863
Net earnings	$ 53,717	$ 64,469

Earnings per share:
Basic	$ 0.67	$ 0.77
Diluted	$ 0.66	$ 0.75

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

NINE MONTHS ENDED DECEMBER 31, 2007

(Unaudited)

(Dollars in thousands)

Common stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2007	111,445,769	$ 11,145	$ 718,336		$ 462,844	$ 17,526	(32,862,138)	$ (688,540)	$ 521,311
Employee stock awards, benefit plans and other issuances	2,403,525	240	44,531	$ -	-	-	2,704	41	44,812
Tax benefit of stock options and warrants exercised	-	-	5,993	-	-	-	-	-	5,993
Non-cash share-based compensation	-	-	5,678	-	-	-	-	-	5,678
Restricted stock units vested	113,364	11	(11)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	(4,038,154)	(49,096)	(49,096)
Dividends	-	-	-	-	(4,850)	-	-	-	(4,850)
Comprehensive income:
Foreign currency translation	-	-	-	10,369	-	10,369	-	-	10,369
Unrealized loss on marketable securities, net of tax	-	-	-	(118)	-	(118)	-	-	(118)
Net earrnings	-	-	-	53,717	53,717	-	-	-	53,717
Total comprehensive income				$ 63,968
Balances at December 31, 2007	113,962,658	$ 11,396	$ 774,527		$ 511,711	$ 27,777	(36,897,588)	$ (737,595)	$ 587,816

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months ended December 31
	2007	2006
Cash flows from operating activities:
Net earnings	$ 53,717	$ 64,469
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	177,345	170,379
Gain on disposal of assets, net	(2,717)	(1,483)
Deferred income taxes	505	(975)
Non-cash share-based compensation expense	5,678	2,699
Changes in operating assets and liabilities:
Accounts receivable, net	(1,553)	(15,768)
Other assets	19,163	(2,159)
Accounts payable and other liabilities	4	(7,844)
Deferred revenue	(42,272)	(25,900)
Net cash provided by operating activities	209,870	183,418
Cash flows from investing activities:
Disposition of operations	14,250	-
Payments received from investments	3,603	2,708
Capitalized software development costs	(26,774)	(19,443)
Capital expenditures	(15,049)	(5,995)
Cash collected from the sale and license of software	-	10,000
Deferral of costs and data acquisition costs	(43,219)	(49,595)
Net cash paid in acquisitions	(9,191)	(14,400)
Net cash used in investing activities	(76,380)	(76,725)
Cash flows from financing activities:
Proceeds from debt	2,127	649,756
Payments of debt	(108,009)	(393,742)
Dividends paid	(4,850)	(13,471)
Sale of common stock under employee stock awards, benefit plans and other issuances	44,812	25,801
Acquisition of treasury stock	(45,565)	(299,301)
Tax benefit of stock options exercised	5,993	4,081
Net cash used in financing activities	(105,492)	(26,876)
Effect of exchange rate changes on cash	491	492
Net increase in cash and cash equivalents	28,489	80,309
Cash and cash equivalents at beginning of period	37,776	7,705
Cash and cash equivalents at end of period	$ 66,265	$ 88,014

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Nine Months ended December 31
	2007	2006
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 40,008	$ 31,375
Income taxes	4,954	31,027
Payments on capital leases and installment payment arrangements	54,330	57,556
Payments on software and data license liabilities	19,998	21,151
Other debt payments, excluding line of credit	11,554	6,632
Prepayment of debt	20,000	-
Revolving credit payments	2,127	308,403
Noncash investing and financing activities:
Enterprise software licenses acquired under software obligation	493	15,266
Acquisition of property and equipment under capital leases and installment payment arrangements	20,724	44,454
Disposal of assets under financing arrangements	(5,304)	-
Construction and other financing	9,346	18,167
Issuance of common stock for acquisition	-	3,610
Assets acquired under data obligation	15,306	-
Note payable issued in acquisition	300	-
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

2.         EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2007	2006	2007	2006
Basic earnings per share:
Numerator – net earnings	$ 54,696	$ 24,945	$ 53,717	$ 64,469
Denominator – weighted-average shares outstanding	79,418	77,717	79,802	83,957
Basic earnings per share	$ 0.69	$ 0.32	$ 0.67	$ 0.77
Diluted earnings per share:
Numerator – net earnings	$ 54,696	$ 24,945	$ 53,717	$ 64,469

Denominator:
Weighted-average shares outstanding	79,418	77,717	79,802	83,957
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	253	2,238	1,380	2,237
	79,671	79,955	81,182	86,194
Diluted earnings per share	$ 0.69	$ 0.31	$ 0.66	$ 0.75

At December 31, 2007, the Company had options and warrants outstanding providing for the purchase of approximately 11.9 million shares of common stock. Options and warrants that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares are shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2007	2006	2007	2006
Number of shares outstanding under options and warrants	10,868	2,831	6,136	2,940
Range of exercise prices	$13.14-$268.55	$24.44-$268.55	$13.24-$268.55	$25.00- $268.55

Stockholders’ Equity

The Company declared dividends on its common stock in the nine months ended December 31, of $0.06 per share in 2007 and $0.16 in 2006.

During the nine months ended December 31, 2006, 0.6 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the period, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the nine months ended December 31, 2006 was $15.4 million. In addition, the Company repurchased 11.1 million shares for approximately $278 million under its “Dutch Auction” self tender offer in September 2006 (see note 7). On October 26, 2007, the board of directors adopted a new common stock repurchase program, which ended the previous common stock repurchase program. Under the new common stock repurchase program, the Company may purchase up to $75 million worth of its common stock over the twelve months ending October 25, 2008. Through December 31, 2007, the Company had repurchased 4.0 million shares of its stock for $49.1 million. Cash paid for repurchases of $45.6 million differs from the aggregate purchase price due to trades made at the end of the period which were settled in the following period.

3.	SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Options and Equity Compensation

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock were outstanding as of December 31, 2007.

The Company has reserved 37.1 million shares of the Company’s common stock for awards pursuant to the Company’s share-based plans of which approximately 7.3 million shares were available for grant at December 31, 2007.

The Company’s 2005 Equity Compensation Plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in the applicable grant documents.

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

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at December 31, 2007 was approximately 1.6 million. Approximately 0.2 million shares were purchased under the ESPP during the nine months ended December 31, 2007. The total expense to the Company in the nine months ended December 31, 2007 for the discount to the market price was approximately $0.4 million.

Stock Option Activity

The Company granted 730,000 stock options in the nine months ended December 31, 2007. The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2007 was $4.69. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.4%; risk-free interest rate of 4.6%; expected option life of 5.6 years and expected volatility of 22%. There were 435,000 stock options granted in the nine months ended December 31, 2006. The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2006 was $9.45 on the date of grant using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.6%; expected option life 8.7 years and expected volatility of 25%.

Option activity for the nine months ended December 31, 2007 was as follows:

	Number of shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2007	11,784,406	$ 21.52
Granted	730,000	$ 18.14
Exercised	(1,922,243)	$ 18.87		$ 15,934
Forfeited or cancelled	(164,967)	$ 25.46
Outstanding at December 31, 2007	10,427,196	$ 21.72	7.86	$ 1,436
Exercisable at December 31, 2007	9,476,124	$ 21.98	7.67	$ 1,288

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on December 31, 2007. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	178,045	5.93 years	$ 6.12	146,322	$ 5.91
$ 10.17 - $ 14.68	1,507,567	8.46 years	$ 12.24	1,505,673	$ 12.24
$ 15.00 - $ 19.82	2,819,891	8.14 years	$ 16.44	2,237,436	$ 16.64
$ 20.12 - $ 24.53	2,976,942	8.25 years	$ 22.80	2,976,942	$ 22.80
$ 25.00 - $ 27.10	1,749,045	7.50 years	$ 26.57	1,414,045	$ 26.65
$ 27.11 - $ 39.12	875,403	6.22 years	$ 35.70	875,403	$ 35.70
$ 40.50 - $ 75.55	316,136	6.56 years	$ 44.64	316,136	$ 44.64
$168.61 - $268.55	4,167	2.14 years	$ 206.52	4,167	$ 206.52
	10,427,196	7.86 years	$ 21.72	9,476,124	$ 21.98

Total expense related to stock options for the nine months ended December 31, 2007 was approximately $1.5 million. Future expense for these options is expected to be approximately $4.9 million over the next six years.

Restricted Stock Unit Activity

Non-vested restricted stock units as of December 31, 2007 and changes during the nine-month period ended December 31, 2007 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2007	451,750	$ 23.79	3.35
Granted	89,965	23.52	2.94
Vested	(113,364)	23.84
Forfeited or cancelled	(8,252)	24.65
Outstanding at December 31, 2007	420,099	$ 23.39	2.69

During the nine months ended December 31, 2007, the Company granted restricted stock units covering 89,965 shares of common stock with a value at the date of grant of $2.1 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less an immaterial calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units generally vest in equal annual increments over four years although the specific grants may specify other vesting provisions. The expense for the nine months ended December 31, 2007 for all restricted stock units was $3.4 million. Future expense for these restricted stock units is expected to be approximately $7.4 million over the next four years.

4.	ACQUISITIONS AND DIVESTITURES:

Acquisitions

On November 9, 2007, the Company entered into an agreement with Automatic Research, Inc., to purchase certain assets collectively known as MKTG. MKTG is one of five operating subsidiaries of Automatic Research Inc.. MKTG is a traditional direct marketing operation that provides its customers with data processing, list sales and list management services. The acquisition extends offerings to markets with favorable growth that were not currently serviced by the Company. The Company paid $3.7 million for MKTG. There are no earnout agreements or other contingencies related to this acquisition. The operations of MKTG are included in the consolidated results beginning November 9, 2007. The annual revenues of MKTG are approximately $7.4 million. Due to the immateriality to the consolidated results, no pro forma disclosures have been included.

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

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first deferred payment agreement is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second deferred payment agreement is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. The Company has accrued $0.6 million for the retention bonus and $0.4 million had been paid as of December 31, 2007. No accrual was recorded for the earnout agreement. Subsequent to December 31, 2007, the Company determined that it will be required to pay $0.8 million under the earnout agreement, which it expects to pay in the quarter ending March 31, 2008. This payment will be treated as purchase price. The Company has also amended the deferred cash compensation agreement to require payment of an additional $0.8 million if certain key employees remain employed through June 30, 2008. Payments under this agreement will be treated as compensation expense.

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

In fiscal 2004, the Company completed the acquisition of the Claritas Europe group of companies for approximately $38.0 million, net of cash acquired. The purchase price was finalized in an October 2007 agreement between the parties which finalized all components of the purchase price calculation. The agreement resulted in a $0.4 million payment from the Company to VNU (the former owner). The settlement was $2.0 million less than the Company had previously accrued, which was adjusted to goodwill in the current period.

The following table shows the allocation of MKTG, EchoTarget, Kefta, Harbinger, Equitec and IA purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	MKTG	EchoTarget	Kefta	Harbinger	Equitec	IA
Assets acquired:
Cash	$ -	$ 13	$ 75	$ 74	$ -	$ 541
Goodwill	2,344	2,089	7,299	7,652	14,100	30,085
Other intangible assets	780	-	2,870	2,375	4,100	7,000
Other current and noncurrent assets	1,228	87	447	1,308	79	6,716
	4,352	2,189	10,691	11,409	18,279	44,342
Accounts payable, accrued expenses and capital leases assumed	689	32	1,323	559	-	5,850
Net assets acquired	3,663	2,157	9,368	10,850	18,279	38,492
Less:
Cash acquired	-	13	75	74	-	541
Common stock issued	-	-	-	-	3,610	-
Promissory note	-	300	-	1,300	-	-
Accrued liabilities	-	-	350	-	-	-
Net cash paid	$ 3,663	$ 1,844	$ 8,943	$ 9,476	$ 14,669	$ 37,951

The allocations of purchase price for the MKTG, EchoTarget and Harbinger acquisitions are preliminary and subject to revisions as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of purchase price allocable to goodwill.

As a result of the acquisition of Digital Impact in fiscal 2006 and the acquisition of Claritas Europe and Consodata in fiscal 2004 and 2005, management formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments and payments related to these accruals during the nine months ended December 31, 2007.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2007	$ 253	$ 1,219	$ 1,205	$ 2,677
Adjustments	-	-	(766)	(766)
Payments	(5)	(669)	(159)	(833)
Change in foreign currency translation adjustment	22	90	62	174
Balance at December 31, 2007	$ 270	$ 640	$ 342	$ 1,252

The remaining items are expected to be paid through approximately April 2008.

Divestitures

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $2.6 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations from the goodwill of the Information Products segment based on the relative fair value of the disposed operations to the international component of the Information Products segment. Also, included in the gain calculation was a $1.8 million accrual for exit activities. The entire $1.8 million accrual remained in other accrued liabilities at December 31, 2007 as none of the liability had been paid. The ultimate gain on the disposal is subject to adjustment once the parties complete an agreement as to the final working capital. The gain recorded is net of an estimated $0.9 million adjustment to the final working capital. The final agreement on working capital is expected to occur either in the fourth quarter of fiscal 2008 or in the first quarter of fiscal 2009. The annual revenue associated with the GIS operations was approximately $14 million.

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables. Other current assets include the current portion of the unbilled and notes receivable of $4.7 million and $10.9 million at December 31, 2007 and March 31, 2007, respectively. There are no allowances recorded against any of the unbilled and notes receivable (dollars in thousands).

	December 31, 2007	March 31, 2007
Notes receivable from divestitures	$ 1,529	$ 4,932
Less current portion	917	3,940
Long-term portion	612	992
Unbilled and notes receivable arising from operations	9,759	22,714
Less current portion	3,787	6,964
Long-term portion	5,972	15,750
Unbilled and notes receivable, excluding current portions	$ 6,584	$ 16,742

Other current assets consist of the following (dollars in thousands):

	December 31, 2007	March 31, 2007
Current portion of unbilled and notes receivable	$ 4,704	$ 10,904
Prepaid expenses	18,373	23,736
Non-trade receivables	4,670	7,432
Other miscellaneous assets	18,270	17,180
Other current assets	$ 46,017	$ 59,252

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2007	March 31, 2007
Investments in marketable and nonmarketable securities	$ 4,040	$ 4,299
Acquired intangible assets, net	14,824	15,747
Other miscellaneous noncurrent assets	3,691	3,205
Other assets	$ 22,555	$ 23,251

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

The carrying amount of goodwill, by business segment, for the nine months ended December 31, 2007 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Infrastructure Management	Total
Balance at March 31, 2007	$ 323,709	$ 154,306	$ 44,031	$ 522,046
EchoTarget acquisition	2,089	-	-	2,089
MKTG acquisition	2,344	-	-	2,344
Sale of GIS operations in France	(6,652)	-	-	(6,652)
Purchase adjustments	(7,398)	(3,337)	-	(10,735)
Change in foreign currency translation adjustment	2,855	6,661	-	9,516
Balance at December 31, 2007	$ 316,947	$ 157,630	$ 44,031	$ 518,608

The Company revised its segments, effective April 1, 2007 (see note 9). As a result of the revision to the segments, the balances recorded at March 31, 2007 have been reallocated to the new segments based on the relative fair value of the segments at March 31, 2007.

7.	LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following (dollars in thousands):

	December 31, 2007	March 31, 2007
Term loan credit agreement	$ 522,500	$ 547,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 12%; remaining terms up to fifteen years	87,859	121,399
Warrants	1,508	1,651
Other debt and long-term liabilities	38,424	41,135
Total long-term debt and capital leases	650,291	711,185
Less current installments	55,664	80,001
Long-term debt, excluding current installments	$ 594,627	$ 631,184

Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 5% to 7%	$ 25,111	$ 44,615
Data license agreement; effective interest rate 6%	15,306	-
Total license liabilities	40,417	44,615
Less current installments	29,786	26,920
License liabilities, excluding current installments	$ 10,631	$ 17,695

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $50 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

On September 15, 2006, the Company borrowed the entire amount of the term loan. Term loan proceeds were used to purchase shares of the Company’s common stock pursuant to the terms of its “Dutch auction” self-tender offer for approximately $278 million, to pay certain fees of approximately $6.4 million related to entering into the credit agreement and to pay off an existing revolving loan of approximately $267 million. The remainder of the term loan proceeds were used to retire additional debt or for general corporate purposes.

Revolving credit facility borrowings under the new facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at December 31, 2007 or March 31, 2007. The Company had available borrowing capacity of approximately $192.8 million under the revolving credit facility at December 31, 2007, representing the full amount of the facility less the outstanding letters of credit. The interest rate on term loan borrowings outstanding at December 31, 2007 was 6.6%. Outstanding letters of credit at December 31, 2007 were $7.2 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At December 31, 2007, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the Company may be limited in its ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances) or to repurchase additional shares of the Company’s common stock.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $9.6 million at December 31, 2007 and $8.3 million at March 31, 2007.

9.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the current fiscal year, the Company realigned its business segments to better reflect the way management assesses the business. The Company’s new business segments consist of Information Services, Information Products and Infrastructure Management. Information Services develops, sells and delivers industry-tailored solutions globally through the integration of products, services and consulting. Information Products develops and sells all global data products as well as domestic fraud and risk mitigation products. Infrastructure Management develops and delivers information technology products and services such as IT outsourcing and transformational solutions. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

Substantially all of the nonrecurring gains and losses and impairment charges incurred by the Company have been recorded in Corporate and other, since the Company does not hold the individual segments responsible for these items. The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2007	2006	2007	2006
Revenue:
Information services	$ 184,504	$ 187,673	$ 556,713	$ 543,501
Information products	111,225	106,002	316,127	305,871
Infrastructure management	112,916	117,966	339,319	357,740
Eliminations	(58,376)	(58,800)	(172,696)	(169,247)
Total revenue	$ 350,269	$ 352,841	$ 1,039,463	$ 1,037,865

Income from operations:
Information services	$ 25,626	$ 37,954	$ 78,315	$ 102,259
Information products	8,216	6,834	10,654	9,925
Infrastructure management	11,138	13,666	36,016	39,523
Corporate and other	51,910	(7,161)	(3,600)	(22,234)
Income from operations	$ 96,890	$ 51,293	$ 121,385	$ 129,473

The revenue attributed to the Infrastructure Management segment above includes revenue from internal customers of approximately $31 million for quarterly periods reported and $93 million for nine-month periods reported. These intersegment revenues, as well as revenues from external customers which are counted as revenues by multiple segments, are shown as eliminations in the table above.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

As discussed below, the following table shows the balances that were accrued for restructuring plans and the Spain closure as well as the changes in those balances during the nine months ended December 31, 2007 (dollars in thousands):

Restructuring plans:	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Payments	(5,674)	(252)	-	(5,926)
Restructuring accrual	5,045	-	-	5,045
Balance at December 31, 2007	$ 1,664	$ 1,259	$ 144	$ 3,067

Spain closure:
Balance at March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960
Adjustments	-	-	60	60
Payments	(206)	(95)	(1,341)	(1,642)
Change in foreign currency translation adjustment	13	2	397	412
Balance at December 31, 2007	$ 85	$ -	$ 3,705	$ 3,790

Restructuring Plans

During the nine months ended December 31, 2007, the Company recorded a total of $5.8 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments to be made to terminate associates during the second and third quarters. Of the $5.8 million, $1.1 million remained accrued as of December 31, 2007. These costs are expected to be paid out in the remainder of fiscal 2008.

In March 2007, the Company recorded a total of $2.5 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The charges included $1.5 million in severance and other associate-related reserves for payments to be made to approximately 105 associates who were notified in March that they were to be involuntarily terminated and $0.3 million in fees paid to terminate contract workers. In the first quarter of fiscal 2008, the Company adjusted its original estimate with an additional severance accrual for $0.2 million. All of the accrued costs were paid as of December 31, 2007.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The remaining accrued costs of $2.0 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Spain Closure

In the fourth quarter of fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals. The Company recorded an additional $0.3 million of expense during the nine months ended December 31, 2007. Of this amount, $3.8 million remained accrued as of December 31, 2007 and is expected to be paid out in the remainder of fiscal 2008.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. For the nine months ended December 31, 2007, the Company has incurred transaction related expenses of $17.7 million which are included in gains, losses and other items. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items during the third quarter of fiscal 2008.

Leased Asset Disposal

During the quarter ended September 30, 2007, the Company entered into an agreement to dispose of a leased asset. Under the terms of the lease, the Company is required to make a termination payment to the lessor and the lessor will sell the asset and pay the proceeds to the Company. The Company has recorded $2.5 million in gains, losses and other items, for the net payment to terminate the lease and dispose of the asset.

Retirement Payment

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board. Under the agreement, the Company paid $3.0 million. Subsequent to the selection of a successor, the Company will also pay the retiring officer $0.5 million per year for consulting services for approximately three years. The successor officer has been hired, effective February 4, 2008.

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2007	2006	2007	2006
Terminated merger expenses	$ 331	$ -	$ 17,689	$ -
Merger termination fee	(65,000)	-	(65,000)	-
Retirement payment	3,000	-	3,000	-
Fiscal 2008 restructuring plan	624	-	5,814	-
Gain on disposal of certain operations in France	(2,573)	-	(2,573)	-
Fiscal 2007 restructuring plan adjustment	-	-	171	-
Loss on lease termination	141	-	2,451	-
Montgomery Ward bankruptcy recoveries	(150)	(225)	(150)	(225)
Spain closure adjustment	138	-	431	-
	$ (63,489)	$ (225)	$ (38,167)	$ (225)

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

Commitments

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to ten years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.

The Company has a future commitment for synthetic lease payments of $27.2 million over the next ten years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.9 million at December 31, 2007.

The Company also has an aircraft leased from a business controlled by a former officer of the Company. Should the Company elect early termination rights under the lease or not extend the lease beyond the initial term and the lessor sells the aircraft, the Company has guaranteed a residual value of 70% of the then outstanding indebtedness of the lessor, or $2.3 million at December 31, 2007.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At December 31, 2007 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $4.9 million.

12.	INCOME TAXES:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) that clarifies the accounting and recognition for income tax positions taken or expected to be taken on tax returns. The Company adopted the provisions of FIN 48 as of the beginning of its 2008 fiscal year. As a result of its adoption of FIN 48, the Company made no adjustments to retained earnings. In addition, the Company anticipates no changes to the amount of unrecognized tax benefits established as of the beginning of the year in the next twelve months.

As of the beginning of its 2008 fiscal year and at December 31, 2007, the total amount of reserves for income taxes is $3.8 million. The entire amount of the $3.8 million, if recognized, would affect the effective tax rate. Any prospective adjustments to the reserve for income taxes will be recorded as an increase or decrease to the provision for income taxes and would impact the effective tax rate.

The Company accrues penalties and interest related to reserves for income taxes in the provision for income taxes. The amount of penalties and interest accrued as of the beginning of the 2008 fiscal year is $0.7 million. During the quarter ended December 31, 2007, the Company effectively settled the issue with no payment, therefore the accrual was reversed.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include the United Kingdom, France, Germany, and the Netherlands. The number of years with open tax examinations varies depending on the tax jurisdiction. In the U.S., the Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years through 2005. The status of foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

In the quarter ended December 31, 2007, the Company completed the filing of its U.S. income tax returns for the fiscal year ended March 31, 2007. In addition the Company completed tax audits and amended returns for prior periods. As a result, the Company’s income tax expense in the period ending December 31, 2007 was decreased by $1.7 million.

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

Highlights of the quarter ended December 31, 2007 are identified below.

•	Revenue of $350.3 million, down 0.7 percent from $352.8 million in the third fiscal quarter a year ago.
•	Income from operations of $96.9 million, an 88.9 percent increase compared to $51.3 million in the third fiscal quarter last year.
•	Pre-tax income of $85.5 million, compared to pre-tax earnings of $37.5 million in the third quarter of fiscal 2007.
•	Diluted earnings per share of $0.69, compared to diluted earnings per share of $0.31 in the third fiscal quarter last year.
•

Operating cash flow of $130.1 million and free cash flow available to equity of $83.9 million. The free cash flow available to equity is a non-GAAP financial measure which is discussed in Capital Resources and Liquidity.

•

Income from operations includes $63.5 million, or $0.49 per diluted share, net benefit related to gains, losses and other items, including a $65.0 million payment received after the termination of the planned acquisition of the Company.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2007. However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or for the nine-month period ending December 31, 2007. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended December 31			For the nine months ended December 31
	2007	2006	% Change	2007	2006	% Change
Revenue
Services	$ 262.7	$ 265.8	(1.2)%	$ 795.1	$ 793.8	0.2%
Data	87.6	87.0	0.6%	244.4	244.1	0.1%
	$ 350.3	$ 352.8	(0.7)%	$ 1,039.5	$ 1,037.9	0.2%
Total operating costs and expenses	253.4	301.5	(16.0)%	918.1	908.4	1.1%
Income from operations	$ 96.9	$ 51.3	88.9%	$ 121.4	$ 129.5	(6.2)%
Diluted earnings per share	0.69	0.31	122.6%	$ 0.66	$ 0.75	(12.0)%

Revenues

Services revenue for the quarter ended December 31, 2007 was $262.7 million. This represents a $3.1 million decrease or 1.2% when compared to the same period in the prior year. International services increased approximately $3.2 million, of which almost half was attributed to favorable exchange rate variances. Revenue growth in the US from acquisitions of $2.0 million was offset by declines in traditional services and in a few large IT management contracts. Traditional services revenue was negatively impacted by reductions in processing volumes in many large financial services clients.

Services revenue for the nine months ended December 31, 2007 was $795.1 million. This represents a $1.3 million increase or 0.2%. International services increased approximately $8.5 million, of which $4.4 million was due to favorable exchange rate variances, while US services declined $7.2 million. Excluding acquisitions, US services revenue declined $14.5 million or approximately 2.0%. The decline is primarily attributable to Infrastructure Management contract reductions of certain large clients and to reductions in processing volumes in many large financial services clients.

Data revenue for the quarter ended December 31, 2007 was $87.6 million. This represents a $0.6 million increase or 0.6%. International data revenue was up approximately $1.0 million, however, after adjusting for the impact of exchange rates was actually down $2.2 million. This decrease is substantially due to the sale of the French GIS business effective December 1, 2007. US data revenue was substantially unchanged compared to last year. Pass-through data revenue from the purchase of third-party data on behalf of a large client accounted for $2.0 million of the increase. (Pass-though data revenue is offset in cost of data discussed below.) Offsetting this increase in pass-through data revenue, is a decrease in other US data revenue, including revenue from the InfoBase product line.

Data revenue for the nine months ended December 31, 2007 was $244.4 million. This represents an increase of $0.3 million or 0.1%. International data revenue was up $1.7 million, however after adjusting for the impact of exchange rates, was actually down slightly. This decrease is substantially due to the sale of the French GIS business effective December 1, 2007. The US data revenue was relatively flat.

The Company’s business segments consist of Information Services, Information Products and Infrastructure Management.

The following table shows the Company’s revenue by business segment for each of the periods reported (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2007	2006	% Change	2007	2006	% Change
Information services	$ 184.5	$ 187.7	(1.7)%	$ 556.7	$ 543.5	2.4%
Information products	111.2	106.0	4.9%	316.1	305.9	3.4%
Infrastructure management	112.9	117.9	(4.3)%	339.3	357.7	(5.1)%
Eliminations	(58.3)	(58.8)	(0.7)%	(172.6)	(169.2)	2.0%
Total revenue	$ 350.3	$ 352.8	(0.7)%	$ 1,039.5	$ 1,037.9	0.2%

For the quarter ended December 31, 2007 Information Services revenue decreased $3.2 million, or 1.7%, to $184.5 million compared to the same quarter a year ago. For the nine months ended December 31, 2007 Information Services revenue increased $13.2 million, or 2.4%, to $556.7 million compared to the same period a year ago. The favorable results are due to revenue growth in the multi-industry client services and digital units, offset by declines in the financial services unit. The segment also benefited from favorable foreign currency exchange rates.

Compared to the same quarter a year ago, Information Products revenue increased 4.9% to $111.2 million. For the nine months ended December 31, 2007 Information Products revenue increased $10.3 million, or 3.4%, to $316.1 million compared to the same period a year ago. Growth is primarily attributable to the risk line of business.

Compared to the same quarter a year ago, Infrastructure Management decreased 4.3% to $112.9 million. For the nine months ended December 31, 2007 Infrastructure Management revenue decreased $18.4 million, or 5.1%, to $339.3 million compared to the same period a year ago. The decrease is due to contract reductions with certain large clients.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2007	2006	% Change	2007	2006	% Change
Cost of revenue
Services	$ 201.6	$ 199.7	1.0%	$ 622.4	$ 597.2	4.2%
Data	60.6	53.0	14.2%	171.5	153.6	11.6%
Total cost of revenue	$ 262.2	$ 252.7	3.8%	$ 793.9	$ 750.8	5.7%
Selling, general and administrative	54.7	49.0	11.4%	162.4	157.8	2.9%
Gains, losses and other items, net	(63.5)	(0.2)	100.0%	(38.2)	(0.2)	100.0%
Total operating costs and expenses	$ 253.4	$ 301.5	(16.0) %	$ 918.1	$ 908.4	1.1%

	For the quarter ended December 31		For the nine months ended December 31
	2007	2006	2007	2006
Gross profit margin
Services	23.2%	24.9%	21.7%	24.8%
Data	30.9	39.1	29.8	37.1
Total gross profit margin	25.1%	28.4%	23.6%	27.7%
Operating profit margin	27.7%	14.5%	11.7%	12.5%

Cost of services revenue of $201.6 million represents an increase of $1.9 million compared to the same quarter a year ago. Gross margin for services revenue decreased from 24.9% to 23.2%. Margin decreases are primarily due to headcount growth in parts of the services operations over the last year.

Cost of services revenue for the nine months ended December 31, 2007 of $622.4 million represents an increase of $25.3 million compared to the same period a year ago. Gross margin for services revenue decreased from 24.8% to 21.7%. The increase includes the unusual charges attributable to the $9.6 million in write-downs associated with two renegotiated contracts with Infrastructure Management clients (see note 10 to the condensed consolidated financial statements). Increases in headcount and other costs of sales also resulted in higher costs.

Cost of data revenue of $60.6 million represents an increase of $7.6 million compared to the same quarter a year ago. Data revenue gross margins decreased from 39.1% a year ago to 30.9% in this quarter. The increase in expense is attributable to additional headcount and increases in foreign exchange rates.

Cost of data revenue for the nine months ended December 31, 2007 of $171.5 million represents an increase of $17.8 million compared to the same period a year ago. Data revenue gross margins decreased from 37.1% a year ago to 29.8% in this quarter. The increase in expense is due to additional headcount and increases in foreign exchange rates.

Selling, general, and administrative expenses were $54.7 million for the quarter ended December 31, 2007. This represents a $5.6 million increase over the prior-year same quarter. The increase is due to a favorable compensation accrual adjustment in the prior period as well as an increase in non-cash equity compensation in the current year. Selling, general, and administrative expenses were $162.4 million for the nine months ended December 31, 2007. This represents a $4.6 million increase over the prior-year same period.

Gains, losses and other items were a $63.5 million benefit for the quarter ended December 31, 2007. Included were $65.0 million in termination fees received from Silver Lake and ValueAct Capital, offset by merger expenses of $0.3 million. Also included were a $3.0 million payment to retiring Company Leader Charles Morgan, $0.8 million expense primarily related to ongoing restructuring activities in Europe, and a $2.6 million gain on the disposition of certain operations in France.

Gains, losses and other items were a $38.2 million benefit for the nine months ended December 31, 2007, which primarily consist of $65.0 million in termination fees received from Silver Lake and ValueAct Capital offset by $17.7 million in various professional fees related to the terminated acquisition, and a $2.6 million gain on the disposition of certain operations in France. Other charges include $6.0 million in severance costs for implementation of a restructuring plan, a $3.0 million payment to retiring Company Leader Charles Morgan, and $2.5 million expense related to the termination of a lease.

Other Income (Expense)

Interest expense for the quarter ended December 31, 2007 is $12.8 million compared to $14.9 million a year ago. The decrease is due to a lower average balance and rate on the term loan. (See note 7 to the condensed consolidated financial statements).

Interest expense for the nine months ended December 31, 2007 is $40.2 million compared to $31.6 million a year ago due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (See note 7 to the condensed consolidated financial statements).

Other income decreased $0.2 million to $1.4 million in the current quarter and decreased $1.6 million in the nine-month period. Both in the current quarter and nine-month periods, other income is composed primarily of interest income on notes receivable and investment income. The prior-year periods also included a $1.6 million gain on the sale of an investment.

Income taxes

The current year effective tax rate is 36% and the prior-year rate was 37%. The current year tax rate reflects a positive adjustment of $0.7 million related to a FIN 48 reserve which was effectively settled during the period. Additionally, the tax rate is impacted by adjustments of $1.7 million related to the finalization of prior year tax returns, tax audits and amended returns. Except for these items, the effective tax rate for the current quarter would have been approximately 39%.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at December 31, 2007 totaled $90.2 million compared to $25.1 million at March 31, 2007. Total current assets increased $8.2 million due to increases in cash which was driven by current year exercises of stock options and receipt of the termination fee from Silver Lake and ValueAct Capital, offset by the purchase of treasury stock. Current liabilities decreased $56.9 million due to decreases in deferred revenue of $42.4 million and current installments of long-term obligations of $21.5 million.

Accounts receivable days sales outstanding (“DSO”) was 75 days at December 31, 2007 and was 72 days at March 31, 2007, and is calculated as follows (dollars in thousands):

	December 31, 2007	March 31, 2007
Numerator – trade accounts receivable, net	$ 286,627	$ 285,850
Denominator:
Quarter revenue	350,269	357,271
Number of days in quarter	92	90
Average daily revenue	$ 3,807	$ 3,970
Days sales outstanding	75	72

For the nine months ended December 31, 2007, net cash provided by operating activities increased $26.5 million, to $209.9 million. Cash flow from operations was positively impacted by the merger termination fee of $65 million offset by merger expenses.

Investing activities used $76.4 million in cash during the nine months ended December 31, 2007. This was primarily deferral of costs of $43.2 million and capitalization of software of $26.8 million. Capital expenditures were $15.0 million for the nine month period. However, as noted in the supplemental cash flow information, the Company acquired $24.8 million of property under capital leases and other financing and acquired data under a long-term data obligation of $15.3 million. Payments under these arrangements will be reflected in future cash flows as payments of debt. Also included in investing activities was $9.2 million used primarily for the purchase of EchoTarget and MKTG and $14.3 million received as a result of the sale of the French GIS business.

Cash flows from financing activities during the nine months ended December 31, 2007 include payments of debt of $108.0 million including a $20.0 million term loan prepayment, capital lease payments of $54.3 million, software license payments of $20.0 million, and other debt payments of $13.7 million. Financing activities also include $44.8 million in proceeds from stock sales and $6.0 million of tax benefits related to the exercise of stock options.

During the nine months ended December 31, 2006, 0.6 million shares were repurchased pursuant to the Company’s common stock repurchase program for an aggregate purchase price of $13.9 million. Cash paid for repurchases differs from the aggregate purchase price due to trades at the end of the period, which were settled shortly after the end of their respective purchase periods. Cash paid for repurchases in the nine months ended September 30, 2006 was $15.4 million. In addition, the Company repurchased 11.1 million shares for approximately $278 million under its “Dutch Auction” self tender offer in September 2006 (see note 7). On October 26, 2007 the board of directors adopted a new common stock repurchase program. Under the new common stock repurchase program the Company may repurchase up to $75 million worth of its common stock over the twelve months ending October 25, 2008. Through December 31, 2007 the Company had repurchased 4.0 million shares of stock for $49.1 million. Cash paid for purchases of $45.6 million differs from the aggregate price due to trades made at the end of the period which were settled in the following period.

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

The Company generated free cash flow available to equity of $83.9 million in the current quarter and $62.8 million in the nine months ended December 31, 2007, compared to $12.6 million in the prior-year same quarter and $39.8 million in the nine months ended December 31, 2006, as shown in the table below:

	For the quarter ended December 31		For the nine months ended December 31
(dollars in thousands)	2007	2006	2007	2006
Net cash provided by operating activities	$ 130,094	$ 62,659	$ 209,870	$ 183,418
Plus:
Disposition of operations	14,250	-	14,250	-
Payments received from investments	1,804	-	3,603	2,708
Less:
Capitalized software development costs	(8,507)	(6,798)	(26,774)	(19,443)
Capital expenditures	(6,891)	(2,518)	(15,049)	(5,995)
Deferral of costs and data acquisition costs	(17,460)	(16,149)	(43,219)	(49,595)
Payments on capital leases and installment payment arrangements	(17,542)	(16,700)	(54,330)	(57,556)
Payments on software and data license liabilities	(6,226)	(6,000)	(19,998)	(21,151)
Other required debt payments	(5,612)	(3,117)	(11,554)	(6,632)
Sub-total	83,910	11,377	56,799	25,754
Plus:
Tax benefit of stock options and warrants	25	1,237	5,993	4,081
Sub-total	83,935	12,614	62,792	29,835
Plus:
Cash collected from sale of software	-	-	-	10,000
Free cash flow available to equity	$ 83,935	$ 12,614	$ 62,792	$ 39,835

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $50 million due September 15, 2012 (see note 7 to the condensed consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At December 31, 2007 there were no revolving credit borrowings outstanding. The Company had available borrowing capacity of approximately $192.8 million under the revolving credit facility at December 31, 2007, representing the full amount of the facility less outstanding letters of credit. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

The Company’s debt-to-capital ratio, as calculated below, was 51% at December 31, 2007 compared to 55% at March 31, 2007 (dollars in thousands).

	December 31, 2007	March 31, 2007
Numerator - long-term obligations, net of current installments	$ 605,258	$ 648,879
Denominator:
Long-term obligations, net of current installments	605,258	648,879
Stockholders’ equity	587,816	521,311
	$ 1,193,074	$ 1,170,190
Debt-to-capital ratio	51%	55%

The foregoing calculation of the debt-to-capital ratio excludes current maturities of long-term obligations in the amounts of $85.5 million and $106.9 million at December 31, 2007 and March 31, 2007, respectively.

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

Under the terms of the Agreement, the parties worked together to further develop the Base Technology. EMC paid the Company $20 million in fiscal year 2006 and $10 million in fiscal 2007. The Agreement also gave EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the Agreement. EMC did not exercise the option per its original terms and the parties are now engaged in negotiations concerning an ongoing commercial relationship.

Payments received by Acxiom from EMC under the Agreement have offset previously capitalized software balances associated with development of the sold and licensed technology and additional amounts capitalized to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow, but do contribute to free cash flow available to equity. The reduction in the capitalized balance will reduce future amortization expense.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for an aircraft expires in November 2017, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.9 million at December 31, 2007. As of December 31, 2007 the Company has a future commitment for synthetic lease payments of $27.2 million over the next ten years.

In connection with certain of the Company’s buildings and facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at December 31, 2007 was $4.9 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility at December 31, 2007 were $7.2 million and $10.2 million at March 31, 2007.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at December 31, 2007 (dollars in thousands). The column for 2008 represents the three months ending March 31, 2008. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Capital lease and installment payment obligations	$ 19,109	$ 35,469	$ 17,189	$ 4,387	$ 635	$ 11,070	$ 87,859
Software and data license liabilities	12,011	22,577	5,739	90	-	-	40,417
Warrant liability	-	-	-	-	-	1,508	1,508
Other long-term debt	5,269	19,494	7,858	19,022	304,325	204,956	560,924
Total long-term obligations	36,389	77,540	30,786	23,499	304,960	217,534	690,708
Synthetic aircraft leases	305	1,219	1,219	1,219	1,219	6,908	12,089
Synthetic equipment and furniture leases	2,318	8,837	3,849	125	-	-	15,129
Total synthetic operating leases	2,623	10,056	5,068	1,344	1,219	6,908	27,218
Equipment operating leases	781	2,209	698	559	46	-	4,293
Building operating leases	5,072	18,604	15,397	11,640	10,051	50,041	110,805
Partnerships building leases	536	2,155	46	-	-	-	2,737
Related party aircraft lease	225	900	900	900	375	-	3,300
Total operating lease payments	9,237	33,924	22,109	14,443	11,691	56,949	148,353
Operating software license obligations	467	5,207	5,191	1,674	1,674	837	15,050
Total operating lease and software license obligations	9,704	39,131	27,300	16,117	13,365	57,786	163,403
Total contractual cash obligations	$ 46,093	$ 116,671	$ 58,086	$ 39,616	$ 318,325	$ 275,320	$ 854,111

	For the years ending March 31
	2008	2009	2010	2011	2012	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ -	$ -	$ 2,251	$ 2,251
Purchase commitments on synthetic equipment and furniture leases	-	1,755	4,030	215	-	-	6,000
Other purchase commitments	30,368	19,507	14,633	10,868	11,026	30,353	116,755
Total purchase commitments	$ 30,368	$ 21,262	$ 18,663	$ 11,083	$ 11,026	$ 32,604	$ 125,006

The related party aircraft lease relates to an aircraft leased from a business owned by a former officer of the Company. The Company has agreed to pay the difference, if any, between the sales price of the aircraft and 70% of the related loan balance (approximately $2.3 million at December 31, 2007) should the Company elect to exercise its early termination rights or not extend the lease beyond its initial term and the lessor sells the equipment as a result.

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2007 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 10,626
Residual value guarantee on synthetic aircraft lease	2,251
Residual value guarantee on related party aircraft lease	2,313
Guarantees on certain partnership and other loans	4,899
Outstanding letters of credit	7,187

The total of loans of which the Company guarantees the portion noted in the above table, is $12.0 million as of December 31, 2007.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) that clarifies the accounting and recognition for income tax positions taken or expected to be taken on tax returns. The Company adopted the provisions of FIN 48 as of the beginning of its 2008 fiscal year. As a result of its adoption of FIN 48, the Company made no adjustments to retained earnings. In addition, the Company anticipates no changes to the amount of unrecognized tax benefits established as of the beginning of the year in the next twelve months.

As of the beginning of its 2008 fiscal year and at December 31, 2007, the total amount of reserves for income taxes is $3.8 million. The entire amount of the $3.8 million, if recognized, would affect the effective tax rate. Any prospective adjustments to the reserve for income taxes will be recorded as an increase or decrease to the provision for income taxes and would impact the effective tax rate.

The Company accrues penalties and interest related to reserves for income taxes in the provision for income taxes. The amount of penalties and interest accrued as of the beginning of the 2008 fiscal year is $0.7 million. During the quarter ended December 31, 2007, the Company effectively settled the issue with no payments, therefore the accrual was reversed.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include the United Kingdom, France, Germany, and the Netherlands. The number of years with open tax examinations varies depending on the tax jurisdiction. In the U.S., the Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years through 2005. The status of foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for the Company for fiscal year 2010 and will be effective for business combinations entered into after April 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, (“SFAS 160”). SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company as of the beginning of fiscal 2010.

Recent Event

Subsequent to December 31, 2007, the Company initiated plans to restructure its Harbinger operation including potentially exiting certain facilities and terminating associates. Harbinger was acquired in March 2007. The Company is in the process of finalizing the restructuring plan. The final determination will be made in the fourth quarter of fiscal 2008. The Company anticipates a potential charge of $2 million to $12 million in its fourth quarter ending March 31, 2008, the majority of which will be non-cash.

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
•

the possibility that in the event that a change of control of the Company was sought that certain of the clients of the Company would invoke certain provisions in their contracts resulting in a decline in the revenue and profit of the Company;

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both December 31, 2007 and March 31, 2007, the fair value of Acxiom’s fixed rate long-term obligations approximated carrying value.

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

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)        The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 – 10/31/07	100,000	13.28	100,000	$ 73,672,240
11/1/07 - 11/30/07	2,368,154	12.45	2,368,154	44,178,077
12/1/07 - 12/31/07	1,570,000	11.64	1,570,000	25,902,020
Total	4,038,154	12.16	4,038,154	$ 25,902,020

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on October 26, 2007. Under this common stock repurchase program, the Company may purchase up to $75 million worth of its common stock over the twelve months ending October 25, 2008.

Item 4.               Submissions of Matters to a Vote of Security Holders

Acxiom’s annual meeting of shareholders was held on December 21, 2007. At the meeting, the shareholders voted on the following proposals:

1)

A proposal for the election of three directors - Voting results for each individual nominee were as follows: Mary L. Good, 56,358,795 votes for, 11,033,449 votes withheld and 145,632 votes abstained; Stephen M. Patterson, 60,672,519 votes for, 6,647,651 votes withheld and 217,706 votes abstained; and Kevin M. Twomey, 62,684,982 votes for, 4,630,882 votes withheld and 222,012 votes abstained. These three elected directors will serve with the other current board members: William T. Dillard II, Thomas F. McLarty, III, Jeffrey W. Ubben and R. Halsey Wise, whose terms will expire at the 2008 annual meeting, and Michael J. Durham, Ann Die Hasselmo, John A. Meyer and William J. Henderson, whose terms will expire at the 2009 annual meeting.

2)

A proposal to approve an amendment to the 2005 Equity Compensation Plan to increase the number of shares of the Company’s common stock available for grant thereunder from 13.3 million shares to 20.3 million shares – Voting results were as follows: 42,066,169 votes for, 11,460,223 votes withheld, 640,510 votes abstained, and 13,370,974 broker non votes.

Item 6.	Exhibits

(a)	The following exhibits are filed with this Report:

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31(b)

Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: February 7, 2008

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)