Form 10-K
period 2008-03-31
ACXIOM CORP
filed 2008-05-30
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13163

ACXIOM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	71-0581897
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

601 EAST THIRD STREET, LITTLE ROCK, ARKANSAS	72201
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ National Market was approximately $1,215,153,594. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 28, 2008, was 77,421,968.

Table of Contents	Page
Documents Incorporated by Reference	4

Explanatory Note	4

Part I

Availability of SEC Filings and Corporate Governance Information	5

Item 1. Business	6 - 16

Item 1A. Risk Factors	17 - 20

Item 1B. Unresolved Staff Comments	20

Item 2. Properties	20 - 22

Item 3. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26-28

Item 6. Selected Financial Data	28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	28

Item 8. Financial Statements and Supplementary Data	29

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	29

Item 9A. Controls and Procedures	29-30

Item 9B. Other Information	30-31

Part III

Item 10. Directors, Executive Officers and Corporate Governance	31

Item 11. Executive Compensation	31

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31

Item 13. Certain Relationships and Related Transactions, and Director Independence	31

Item 14. Principal Accountant Fees and Services	31

Part IV

Item 15. Exhibits and Financial Statement Schedules	32 - 35

Signatures	36

Financial Supplement	F-1 – F-71

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom’s Proxy Statement for the 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

On May 14, 2008, Acxiom Corporation (“Acxiom” or the “Company”) announced it would restate its audited consolidated financial statements for each of the years ended March 31, 2007 and 2006, and the Company’s unaudited financial statements for each of the quarterly periods ended December 31, 2007, September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, and the Company’s selected financial data for the years ended March 31, 2005 and 2004 (collectively, the “Relevant Periods”). The restatement is necessary to correct an error in the Company’s accounting for accrued revenue and to correct an error in classification of additions to deferred costs on the cash flow statement.

This Annual Report on Form 10-K for the year ended March 31, 2008 includes the Company’s consolidated financial statements as of and for the year ended March 31, 2008, the Company’s restated consolidated financial statements for each of the years ended March 31, 2007 and 2006, and the Company’s restated amounts for the other Relevant Periods. The Company has not amended and does not intend to amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Relevant Periods to reflect the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Historically, and for all the Relevant Periods, the Company has recorded accrued revenue for certain information services contracts based on a calculated estimate of relative value of performance that had occurred but had not yet been recognized as revenue. On May 14, 2008, the Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104. Therefore, the Company concluded that the calculated estimates for the Relevant Periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these information services transactions. Accordingly, the Company is restating in this Annual Report on Form 10-K its consolidated financial statements for the Relevant Periods to remove the recorded accrued revenue amounts and record the related income tax effect. During the course of the Company’s review of the accounting treatment for accrued revenue described above, the Company also determined that it needed to reclassify additions to deferred costs as an operating cash flow activity instead of an investing activity, which it had done in prior period financial statements. This reclassification impacted each of the Relevant Periods. Accordingly, the Company is restating in this Annual Report on Form 10-K its consolidated financial statements for the Relevant Periods to reflect the reclassification of additions to deferred costs as an operating cash flow activity.

The restatement is more fully described in note 19 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

The Company’s management has determined that the restatement described above was the result of material weaknesses in the Company’s internal control over financial reporting. Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2007 should no longer be relied upon. See further discussion of the material weaknesses and the related remediation efforts in “Item 9A. Controls and Procedures.”

All amounts referenced in this Annual Report on Form 10-K for the Relevant Periods and for comparisons including a Relevant Period reflect the balances and amounts on a restated basis as described above.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies may be obtained, free of charge, of documents which we have filed with the Securities and Exchange Commission. Included among those documents are our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 601 East Third Street, Little Rock, AR 72201. Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K. In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit, Compensation, Finance, and Governance/Nominating Committees of the Board of Directors, the codes of ethicsapplicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 - F-24 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (as amended, the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•

the risk factors described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;
•	the possibility that the integration of acquired businesses may not be as successful as planned;
•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;
•	the possibility that sales cycles may lengthen;
•	the possibility that we won’t be able to properly motivate our sales force or other associates;
•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;
•	the possibility that we won’t be able to continue to receive credit upon satisfactory terms and conditions;
•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;
•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we won’t be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;
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

Item 1. Business

Overview

At Acxiom Corporation (“Acxiom” or “the Company”) (NASDAQ: ACXM), we make information intelligent for many of the world’s leading companies to help them solve some of their most complex marketing problems. Our products, services and thought leadership enable them to acquire new customers, retain their most valuable customers, communicate with customers in the methods and times they prefer, and make profitable marketing and business decisions. Acxiom’s unmatched customer insight is achieved by blending the world’s largest repository of consumer data, award-winning technology and analytics, multi-channel expertise, privacy leadership, and superior knowledge of a wide spectrum of industries.

Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States and Europe, and in Australia and China.

Our client base in the U.S. consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, and telecommunications industries.Our solutions are designed to meet the specific needs of our clients in the industries in which they operate. We target organizations that view data as a strategic competitive advantage and as an integral component of their business decision-making process. Every day, Acxiom clients benefit from our decades of experience serving the information, technology and marketing services needs. We help our clients with:

•	Marketing solutions built on our acquisition and customer-marketing database framework for customer acquisition, customer growth and retention, and multi-channel integration
•	Professional consulting which provides analytical tools, household segmentation products, and marketing support infrastructure to help our clients better understand their prospects and customers
•

Integrated digital marketing solutions for campaign management across multi-media channels, including personalized e-mail, targeted Websites, banner and other Web advertisements, search engines, and direct mail campaigns

•	Creation of a single customer view through customer recognition solutions
•	Database design, data content and data quality through our Customer Data Integration solutions
•	Large-scale data and systems management through strategic IT infrastructure outsourcing
•	Risk information, scoring and analytics for risk management

Market Growth Drivers

In today’s technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. The information services industry provides a broad range of products and services designed to help companies manage customer relationships. Acxiom’s consultative capabilities, industry and analytic knowledge, premier data content, and technological innovationscombine to enable our clients to efficiently access and manage information throughout the enterprise and on a global scale.

We believe the following trends and dynamics of the information services industry provide us with multiple growth opportunities:

•	Increasing demand for business intelligence by transforming huge stores of data into insight for real-time and operational decision making
•	Increasingly targeted, interactive and digital marketing strategies
•	Globalization
•	Consumer empowerment which enables individuals to better choose, receive and reject information and entertainment
•	Technological advances in data management
•	Movement toward multiple communication tools and technology
•	Consumer privacy, security and fraud management demands

Information management processes have become increasingly complex as companies learn to respond to demographic shifts and lifestyle changes, the proliferation of new products and services, and the evolution of multiple marketing channels.

Marketing channels now include cable and satellite television, telemarketing, direct mail, direct response, in-store point-of-sale, online services, and the Internet. The growing number of marketing channels creates ever-increasing volumes of data and has compounded the growth and complexity of managing data. At the same time, more and more companies are realizing that consumers have preferences about channels, such as researching online and purchasing in the store.

Advances in computer and software technology have unlocked vast amounts of customer data that historically was inaccessible, further increasing the amount of data to manage and analyze. As these data resources expand and become more complex, it becomes increasingly difficult to integrate all the fragmented, disparate and often outdated information. The challenge to obtaining accurate and complete customer data – and ultimately true customer insight – lies in obtaining, enhancing and integrating data from across an organization to form a single, comprehensive view of individual customers.

Advances in information technology and fragmentation of the media, combined with the increasing amounts of raw data and changing household and population demographics, have spurred the transition from traditional mass media to targeted one-to-one marketing. One-to-one marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message. The Internet has emerged as an ideal one-to-one marketing channel. It allows marketing messages to be customized to specific consumers and allows marketers to make immediate modifications to their messages based on consumer behavior and response. In many cases, digital marketing can also accomplish these objectives far more cost effectively than traditional marketing media.

These changes are a benefit to Acxiom as companies are looking increasingly outside of their own organizations for help in managing their information needs. The reasons for doing so include:

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

Most businesses are aware that the various types of data they gather and maintain – customer, product, financial, sales and marketing – can be a competitive resource for acquiring and retaining customers, provided the information is well maintained and optimized throughout the organization. Acxiom specializes in helping companies manage and optimize their customer information across channels, with applications ranging from customer and prospect marketing to customer lifecycle management to business intelligence.

Acxiom’s services help companies answer questions such as:

•	Who are our existing customers?
•	Who are our prospective customers?
•	Who are our most profitable customers?
•	What are the common traits of our existing customers?
•	What do our customers want and when do they want it?
•	In this increasingly digital and interactive age, what distribution channels should we use?
•	How do we most effectively communicate with our customers?
•	How do we better serve our customers?
•	How should we price our products and services?
•	What new products should we develop or what old products should we retire?

Customers today want companies to recognize them, understand them, listen to them, and value them. There can be many challenges, including multiple silos of customer data within an enterprise, an increasing number of touchpoints for interacting with customers, and customers’ desire for greater control over the conversations they have with the companies with which they do business.

For today’s consumers, it is not enough to be recognized by the companies with which they do business; they also want to feel that their preferences are understood. They want the right offer at the right time and at the right price. Failure to recognize the importance of the customer experience can be costly for business. Forrester concluded that poor experiences can cost large individual firms more than $180 million per year. (“The Business Impact of Customer Experience” by Bruce D. Temkin, 2008). “Executives know that customer experience is important, but they can’t always tie it directly to business results. Our analysis shows that good customer experience correlates highly to loyalty – especially when it comes to consumers’ plans for making additional purchases. When we examined how this might affect the annual revenue of individual companies, we found that customer experience quality could cause a swing of $242 million for a large bank and $184 million for a large retailer.”

In addition to helping companies improve marketing results, another application for Acxiom’s solutions is in helping companies combat fraud and identity theft. As customer contact channels proliferate and data volumes increase, the opportunity for fraudulent activity multiplies. Customer recognition capabilities are important tools to verify that customers are who they say they are. As reports of instances of identity theft continue to increase, enterprise risk management has become a top concern for financial services as well as many other firms.

Our Growth Strategy

Acxiom’s growth strategy is built upon our fundamental competencies and our position as a global interactive marketing services company. The strategy is aligned with the market growth drivers and includes three overlying components:

1.	Evolving into a premiere market-driven and solution-driven company by:

•	Implementing a new operating model with a well-defined global sales function
•	Productizing existing offerings and implementing more consistent product lifecycle management
•	Aggressively managing detailed and accountable pipeline reporting
•	Developing new growth areas

The recent introduction of Acxiom’s risk mitigation suite of offerings is one example of execution on our strategy to expand into new, related businesses. Through Acxiom Insight, we offer a powerful combination of deep data resources and technology with the kinds of analytics and scoring that are necessary for businesses to fight fraud and mitigate risk. Combined with Acxiom’s fraud management platform and the Acxiom Information Security Services employment screening business, this new line of business delivers a broader suite of offerings that address the complete risk mitigation spectrum.

Our strategy involves a greater:

Global Orientation – Our clients, as well as consumers, are less constrained by geographical borders. We will build on our strong base outside the U.S. to expand these capabilities.

Digital Focus – From our market-leading position we intend to expand our focus and capabilities to provide insights into consumer uses of and responses to all emerging channels, such as e-mail, SMS/MMS, targeted banner and mobile advertising, and Internet Protocol Television.

Consultative Approach – With multiple channels for leveraging our consumer insights, clients are demanding return on investment (ROI) analysis for each channel. Concurrently, the numerous opportunities within each channel offer significant value to our clients that this consulting function can provide. Additionally, providing advice to our clients regarding the best analytical practices and tools will continue to be instrumental in how our clients will be able to extract value.

Multi-Industry Emphasis – The credit card industry has been a technological leader in the use of information for the acquisition and retention of customers. We have found that the expertise we developed over the years to support the credit card industry translates very well to other industries. We will continue to focus on industries such as insurance, telecommunication, automotive, media and manufacturing.

[THIS SPACE LEFT BLANK INTENTIONALLY]

2.	Improve operational effectiveness in all aspects of our business by:

•	Driving down unit costs by leveraging “Centers of Excellence” across the enterprise based upon onshore/offshore strategies
•	Prioritizing investment across research and development, mergers and acquisitions, and infrastructure programs
•	Adopting consistent project management methodology

3.	Embrace the concept of “One Culture, One Team, One Company” by:

•	Implementing disciplined planning and business management functions
•	Establishing consistent human resources and compensation practices
•	Continuing to focus on being a “lean” enterprise

Our Competitive Strengths

By using the following competencies, Acxiom is able to capitalize on market trends to drive growth. These competencies also represent competitive differentiators that we believe uniquely position us to deliver high-value solutions to our clients:

Ability to Transform Information into Business-Critical Insight

We believe that we are uniquely positioned to help our clients transform information into insight to improve their marketing and business results. Our ability to deliver the right data to the right place at the right time enhances our clients’ marketing, risk management, and business decisions. Those abilities revolve around our:

•	Data content and products
•	Data integration, management and delivery capabilities
•	Information systems technology and management

Accurate and Comprehensive Data Content and Products

We believe we have the most comprehensive and accurate collection of U.S. consumer, property and telephone marketing data available from a single supplier. We believe we process more mailing lists than any company in the U.S. Our InfoBase consumer database contains more than 40 billion data elements and covers almost all households in the U.S. Our real estate database, which includes most major U.S. metropolitan areas, covers approximately 92 million properties. We believe our InfoBase TeleSource product represents the most comprehensive repository of accurate telephone number information for listed business and consumer telephone numbers in the U.S. and Canada. We also have strong “reference” data assets – information that clients use for non-marketing purposes, including data used in our employment screening and fraud and risk management solution offerings.

Acxiom’s offerings in Europe are aligned with those in the U.S. We are the leading provider of consumer data with industry-leading databases, with both household coverage and data depth. In the U.K. alone, our InfoBase Lifestyle Universe product contains data on more than 38 million adults residing at 21 million households covering more than 95 percent of the U.K. population. In the U.K., Germany, France, Poland, Portugal and The Netherlands, we maintain consumer data collection programs in order to build proprietary data products. Our European customer information and segmentation offerings vary on a country-to-country basis but are similar to our InfoBase offerings in the U.S.

In Australia, Acxiom is a leading supplier of consumer and business information for marketing purposes. Our lifestyle survey product recently exceeded 1 million records. Under a range of brand names, Acxiom’s data products are used across numerous sectors, but particularly by major financial institutions, telecommunications companies, utilities and charities to help them strengthen their customer relationships and grow their market share. In China, we operate a business intelligence, customer relationship management, and data management company headquartered in Shanghai with additional operations in Beijing. It provides data, database management, and data services to a number of Asian and international clients.

Customer Data Integration, Data Management and Data Delivery

We originated the term “Customer Data Integration” and believe we are unparalleled in our ability to transform and integrate massive amounts of data. Based on our knowledge of the industry, we believe we have no peers when it comes to building and managing huge databases. We believe that is why so many large companies across many industries have chosen Acxiom as their data management partner.

With our data factory offerings we are creating a new market space for Acxiom with our ability to integrate and transform voluminous, raw data input from multiple sources into enriched customer-defined information products. In addition, we have industry-leading capabilities in e-mail marketing and Web-based services. These capabilities come with a serious responsibility for privacy and security. We are committed to securing the data we manage, and we work closely with our clients to attempt to ensure that it is used only for proper purposes.

Data integration for enterprise data management- We believe our Customer Data Integration capabilities, combined with related real-time customer recognition software and infrastructure, are the leading solution for companies seeking to better integrate their customer data and manage their customer relationships. Customer relationship management (CRM) involves analyzing, identifying, acquiring and retaining customers. Knowledge delivered directly and immediately to a desktop or other customer point of contact in real time is critical to the CRM process. Our Customer Data Integration products and services are designed to meet these challenges for our clients.

As the basic infrastructure for integrated CRM solutions, our patented AbiliTec® technology allows the linking of disparate databases across a client’s business and makes possible personalized, real-time CRM at every customer touchpoint. AbiliTec’s unprecedented scope, accuracy and speed contribute to Acxiom being established as the Customer Data Integration leader, using AbiliTec both as an internal processing tool and as the enabler of the single customer view that drives true, one-to-one marketing. Our clients gain advantages from AbiliTec by:

•	Greatly improving the speed with which campaigns are brought to market in order to quickly seize opportunities
•	Leveraging shorter turnaround times to increase the frequency of data warehouse updates
•	Basing marketing and other business decisions on more accurate data

Information Systems Technology and Management

As information grows at unprecedented rates and its value increases, it magnifies the need to effectively manage the massive data volumes and transform the information into meaningful insights that drive business results. As one of the world’s largest processors of data, processing more than 1.5 trillion records per month, Acxiom’s IT services are positioned to help companies, particularly those that are information-intensive.

We help companies optimize their IT infrastructures, reduce costs and transform information into meaningful intelligence. We achieve this by delivering standardized computing platforms, innovative technology solutions, best-in-class processes and expertise in data management that we believe is unrivaled by any competitor in the marketplace. Acxiom’s services range from fully managed solutions, like mainframe and server management, to specific point solutions, like desktop virtualization. Our services help clients solve some of their most pressing problems, all while improving data center operations. These services include:

•	High-impact business intelligence solutions that can be implemented quickly and cost effectively
•	Server and storage solutions for data-intensive environments
•	Virtualization solutions that focus on the data center, not just servers
•	Remote infrastructure management for companies facing mainframe management challenges
•	Security solutions that address growing data concerns

Acxiom has extensive expertise and large-scale capacity in managing data centers – our own and those we manage for our clients. Some of the most tangible examples of our commitment to helping companies, particularly those managing growing volumes of business and consumer information, can be found in our data centers:

•	Multiple data center locations and more than 195,000 square feet of secure, controlled/managed and reliable data center raised floor space.
•	Over 56,000 MIPS (millions of instructions per second) of processing power
•	Secure and redundant management for more than 15,000 servers
•

Over five petabytes of storage managed from leading storage manufacturers (A petabyte is often used when measuring large computer storage; one petabyte is equivalent to 1,000 terabytes, or 1 quadrillion bytes.)

•	Enterprise backup services for more than 5 petabytes of data monthly
•	Complete database management for over 3,500 databases

Acxiom focuses on creating a data center capable of effectively managing tremendous volumes of data and providing a scalable computing infrastructure that can transform that data into business intelligence. By clearly defining organizational strategy and linking process management goals with this pioneering information technology, an organization can execute real-time decisions for superior customer experiences and business performance.

Acxiom has been an industry leader in using technology to solve business information problems, and our information systems technology provides capabilities to support the needs of the largest enterprise. Some of the benefits of this technology include:

•

Performance – Acxiom utilizes commodity servers to replicate the performance of a supercomputer that would otherwise cost many times more. When clients need to increase their processing capability, we allocate additional processors from this pool, rather than having to invest in another large, expensive computer.

•

Scalability– Our data center architecture allows us to add additional storage as clients need it. This enables our clients to store historical data for use in trending, modeling and analytics, creating modes that are increasingly more sophisticated and accurate.

•

Adaptability – Acxiom information technology is based upon a standard set of components and tools. Using these “plug and play” components, it is easier and faster to set up new, repeatable and powerful processes. The standard framework can be easily configured for a specific client or industry.

•

Security - Our security objective is that no intellectualproperty(i.e., data, software, or algorithms) stored in or in transit to/from Acxiom can be copied or moved outside in a usable format without appropriate authentication and authorization.

Privacy Leadership

We have always taken an active approach with respect to consumer privacy. The growth of e-commerce and companies’ needs for consumer information mean that we must work even harder to assure that our privacy policies adequately protect consumer information. Consequently, we actively promote a set of effective privacy guidelines for the direct marketing, e-commerce, risk management and information industries as a whole. Industry-wide compliance helps address privacy concerns across the globe. Furthermore, we are certified under the European Union safe harbor and contractually comply with other international data protection requirements to ensure the continued ability to process information across borders.

We have a dedicated team in place to oversee our compliance with the privacy regulations that govern our business activities in the various countries in which we operate. We are committed to the protection of consumer information by promoting policies within the industry that offer individuals the appropriate choices and protection of information related to the individual, while preserving the flow of information that provides the many conveniences consumers have come to expect. Our Global Privacy Officer has extensive knowledge of U.S. federal and state laws governing the use of information, and she is sought by both policy makers and regulators for her views on the effective use of personal information. She is a frequent speaker on privacy and customer relationship management, and she has published numerous articles and has participated in writing books on these subjects.

For Acxiom’s U.S. information products, our U.S. Products Privacy Policy outlines the variety of measures we take to protect consumers’ privacy. Additionally, Acxiom maintains a privacy policy that governs our Internet presence as well as other country-specific privacy policies related to information product offerings in those countries. Copies of these policies are posted on our Website at www.acxiom.com. We educate our clients and associates regarding consumer privacy issues, guidelines and laws. Within our U.S. Products Privacy Policy, we explain the steps that consumers may take to have their names removed from our marketing products and to obtain a copy of the information we maintain about them in our reference products.

Companies are assessing their own data governance practices and beginning to recognize that Customer Data Integration technology can help them manage an individual’s preferences across their organizations and address consumers’ concerns. We believe that Acxiom’s Customer Data Integration technologies can enable businesses to move beyond mere privacy “protection” and toward consumer advocacy. Acxiom’s Customer Data Integration technology allows businesses to create a single view of their customers in real time for marketing purposes and makes it much easier for businesses to honor their customers’ preferences and selectively opt out of certain practices, and to provide better safeguards around their customers’ information.

The U.S. Congress continues to debate privacy legislation, and there are many different types of privacy legislation pending in the 50 states. In most of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists. We expect this trend to continue and that privacy legislation in various forms will be implemented in both the U.S. and abroad. We are supportive of legislation that codifies the current industry guidelines of notice and opt-out regarding whether or not a consumer’s personal information is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Business Segments

Acxiom reports segment information consistent with the way we internally manage our operations to assess performance and to allocate resources. We annually evaluate the segment allocations in light of our current internal operations and make adjustments as necessary. We evaluate the performance of the segments based on segment operating income, which excludes certain gains, losses and other items. Information concerning the financial results of our fiscal year 2008 business segments and the total assets of each business segment is included in note 18 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

The three business segments in fiscal 2008 were:

•	Information Services
•	Information Products
•	Infrastructure Management.

Information Services develops, sells and delivers industry-tailored solutions globally through integration of products, services and consulting. Those services include the design and creation of marketing databases and data warehouses; data integration and customer-recognition systems; marketing applications; and list processing. Our industry expertise is a competitive differentiator; industries in which we traditionally provide these services include automotive; retail and consumer packaged goods; credit card; retail banking; investment; insurance; travel; media and publishing; and healthcare and high-tech.

Information Products develops and sells all global data products, including segmentation and digital products, as well as domestic fraud and risk mitigation products. For decades, Acxiom has been a leader in creating and making advances in data and segmentation products. Today these include InfoBase-XTM,, a customer-centric foundation for all marketing needs with the largest collection of U.S. consumer information available in one source; PersonicXTM, the industry-leading household segmentation and visualization system; and Relevance-XTM , an online advertising network that lets marketers reach the consumers most likely to be interested in their particular product or service.

Infrastructure Management develops and delivers information technology products and services, such as IT outsourcing and transformational solutions. Acxiom’s IT management expertise gives companies the freedom to focus on their business-critical initiatives – like increasing revenue and profitability – while we manage their IT infrastructure services. Acxiom has a full suite of services ranging from fully managed solutions such as managed server outsourcing to specific point solutions such as desktop virtualization.

Financial information about geographic areas in which we operate, including revenues generated in foreign countries and long-lived assets located in foreign countries is set forth in note 16, “Foreign Operations” of the Notes to Consolidated Financial Statements, which is attached to this Annual Report on Form 10-K as part of the Financial Supplement.

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, publishing, retail and telecommunications industries.  Some of our major clients include Bank of America, CitiGroup, Deluxe Corporation, Federated Department Stores, GE, Guideposts, Information Resources, Inc., JP Morgan Chase, Philip Morris, Sears Holdings Corporation, Sprint, TransUnion and Washington Mutual.

Our 10 largest clients represented approximately 35 percent of our revenue in fiscal 2008.  No single client accounted for more than 10 percent of our revenue during the last fiscal year.  We seek to maintain long-term relationships with our clients.  Many of our clients typically operate under contracts with initial terms of at least two years.  We have historically experienced high retention rates among our clients.

Sales and Marketing

Acxiom’s sales and marketing organizations are focused on ensuring that clients and prospects understand that Acxiom’s strengths go well beyond being a premier supplier of data and technology, and that they can have greater business success by recognizing that we are a full-service thought leader that can help them use information to make higher-value marketing and business decisions across multiple channels.

New to Acxiom is a centralized global team of sales associates focused exclusively on new business development across all markets – primarily new clients and new lines of business with existing clients. Supporting this structure is a new commitment to accountability by setting clearer goals and more closely measuring progress and achievement.

We have identified seven markets in which leaders are charged with identifying trends along industry or regional lines where we need to tailor our existing offerings. These leaders’ focus includes revenue protection, up-selling into existing accounts, delivery of existing revenue, and implementing new business as it is sold. The markets are: financial services; retail and consumer packaged goods; travel, telecommunications and media; insurance; manufacturing and distribution (which includes automotive, high-tech and “data factory” type solutions); Europe; and Asia Pacific.

In the past year a greater strategic focus was placed on introducing C-level audiences to the Acxiom brand. This involved several well-attended events at which Acxiom hosted the chief executive officers and chief marketing officers of key clients.

Acxiom’s marketing organization recently created a multi-channel branding campaign aimed at creating a greater awareness of Acxiom and conveying our benefits to clients and prospects. This campaign included the introduction of the “X” icon as an Acxiom emblem, a new theme line (“We make information intelligent”), new product naming conventions for Acxiom (InfoBase-X, for example) for greater consistency and superior Internet search optimization, and a new graphic identity. We also recently introduced a new Website featuring easier, more intuitive navigation and vastly improved search optimization.

Pricing

We seek to establish pricing for all of Acxiom’s line-of-business offerings to yield adequate returns on invested capital and overall margins that exceed pre-defined targets.

Marketing Services

(a) Marketing Database Services

Data warehousing and database management solutions for Acxiom’s top-tier clients are typically custom engagements, and prices are developed after examining the scope of effort and degree of complexity required to develop and maintain the solutions.. Changes in scope may result in additional fees to our clients. In its mid- and small-tier markets, Acxiom offers more economical pre-packaged or standard database solutions and components.

(b) Digital Services

Digital e-mail marketing services are typically priced in multi-year arrangements using market-based pricing guidelines. Prices may be adjusted based upon the degree of customization or complexity.

(c) Direct Services

Direct marketing services are typically priced on either a defined program retainer basis for one year or on a project-by-project basis. For annual or multi-year arrangements, the prices are based upon the program complexity and volume.

Data

Market-based prices are published for most of our data products. Licenses for our entire consumer or business databases for one or more years are priced individually.

Risk Mitigation

Market-based pricing guidelines are followed for all of the offerings within the Acxiom Insight suite of products. Pricing within each offering varies substantially due to variables such as optional components, transaction volumes and delivery channels utilized. Identity verification solution pricing, employment screening and data pricing follow a transactional model. Collection solution pricing and investigative solution pricing both follow a software license model.

Consulting

Analytics and consulting services are typically priced under a professional services model (time and materials). Certain types of analytical models may be priced on a fixed fee, per model basis.

Customer Data Integration Services

Market-based pricing guidelines are followed for Customer Data Integration services such as data cleansing/postal hygiene, merge/purge processing, and customer recognition. When our AbiliTec technology is licensed to our clients, it is priced under a subscription model. AbiliTec may be sold as part of an AbiliTec-enabled service and priced as a bundled offering such as a customer recognition solution.

IT Services

IT management services are custom solutions, and prices are negotiated with each client individually. Pricing is highly dependent on service levels, transfer of assets, transfer of human resources, and other infrastructure issues.

Competition

We believe we are the U.S. leader in a competitive field of expertise. Within the industry, we compete against data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, list brokerage/list management firms, and teleservices companies. Many firms offer a limited number of services within a particular geographic area, and several are national or international companies that offer a broad array of information services. However, we do not know of any single competitor that offers our entire range of products and services.

In the U.S. services arena, we compete primarily with in-house information technology departments of current and prospective clients, as well as firms that provide data warehousing and database services, mailing list processing and consulting services. Competition is based on the quality and reliability of products and services, industry and technological expertise, historical success, ability to develop customized solutions for clients, processing capabilities and price.

In the U.S. data sector, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that our clients need and, to a lesser extent, the pricing of information products and services.

In the IT management market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments and price.

In Europe, we face similar competition as in the U.S. in terms of scope and type. While there is a broader range of competitors across Europe, particularly for customer data, the major competitors in both the services and the data markets are very similar to those in the U.S. In Australia and New Zealand, our competitors in the services arena are predominantly well-established local businesses or companies’ in-house IT departments; however, some large global competitors have begun to offer their services in these countries. Our competitors in the data arena are generally local Australian and New Zealand companies, with the exception of one global business-to-business data provider. In 2004, Acxiom established a presence in China by purchasing an existing business, which was one of the first providers of data services in that country. The competition in China is fragmented, with only a few local firms providing similar services. Well-known global providers, however, have recently been attracted by the potential of the Chinese market and appear to be investing heavily.

Employees

Acxiom currently employs approximately 6,610 employees (associates) worldwide. None of Acxiom's U.S. associates are currently represented by a labor union or are the subject of a collective bargaining agreement. To the best of management’s knowledge, approximately 19 associates are elected members of work councils representing Acxiom associates in France, Germany and the Netherlands.Acxiom has never experienced a work stoppage and believes that its employee relations are good.

Recent Developments

Not applicable.

Item 1A. Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations. These risks are not the only ones we face. Our business operations could also be impaired by additional risks and uncertainties that are not presently known to us, or that we currently consider immaterial.

We must keep up with rapidly changing technologies or our products and services could become less competitive.

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

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from the increasing public concern over consumer privacy issues. In the U.S., both the Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data. In most of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists. Many times restrictions are placed on the use of data by the occurrence of events that rapidly drive the adoption of legislation or regulation. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting some kinds of data. In the U.S. the general data collection regime is that non-sensitive data is usable so long as the person does not affirmatively “opt-out” of the collection. In Europe the reverse is true. If the European model were adopted in the U.S. it would lead to less data being available and at a higher cost. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients’ requirements, potentially resulting in decreased revenues, net income, and earnings per share.

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

While approximately 74%of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from customers with long-term contracts is not necessarily “fixed” or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related. With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related. Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers. In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

Our operations outside the U.S. subject us to risks normally associated with international operations.

During the last fiscal year, we received approximately 18%of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., and in order to do this we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances. To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited, and our operating results could be materially adversely affected. In general, each of our foreign locations is expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on our future costs or on future cash flows from foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks which are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Loss of data center capacity or interruption of telecommunication links could adversely affect our business.

Our business is heavily dependent upon highly complex data processing capability. Our ability to protect our data centers against damage or interruption from fire, power loss, telecommunications failure or other disasters is critical to our future. The on-line services we provide are dependent on links to telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients' requirements, which could result in decreased revenues, net income, and earnings per share.

Failure to favorably negotiate or effectively integrate acquisitions or alliances could adversely affect our business.

As part of our growth strategy we may continue to acquire other complementary businesses, products and technologies or enter into joint ventures or similar strategic relationships. While we believe we will be able to successfully integrate recently acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to integrate successfully the services, content, products and personnel of any such transaction into our operations. In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management. There is also no assurance that we would derive the revenue improvements, cost savings and other intended benefits of any such transaction. The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

The direct marketing community could be negatively affected by both rising postal costs and the green movement.

Postal rate increases are now expected to occur every year.  The most recent increase in the U.S. became effective in May 2008 and the next increase is expected in May 2009.  Rates are anticipated to rise annually at approximately the rate of inflation, and as they rise, we expect to see increased pressure on direct mailers to leverage digital communication and mail fewer pieces.

Those in the direct mail business, as well the postal service, are under growing pressure to reduce their impact on the environment. It is uncertain at this time what either marketers or the postal service will do to lessen their impact. From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces.

Acxiom is investing in digital marketing services and expects to offset some of the declining revenues associated with regular mail, but an aggressive response by direct mailers could negatively affect us by decreasing the amount of processing services our clients purchase from us, which could result in lower revenues, net income and earnings per share.

Industry consolidations could result in increased competition for our products and services.

Our industry has experienced a variety of business combinations that consolidate our competitors. The possibility of the consolidation or merger of companies who might combine forces to create a single-source provider of multiple services to the marketplace in which we compete could result in increased price competition for us which would negatively affect our business results. We currently compete against numerous providers of a single service or product in several separate market spaces. (See the discussion above under “Competition.”) Since we offer a larger variety of services than many of our current competitors, we have been able to successfully compete against them in most instances. However, the dynamics of the marketplace could be significantly altered if some of the single-service providers were to combine with each other to provide a wider variety of services.

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

Our engagements with certain clients may not be profitable.

The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results.

These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse affect on our profit margin. Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such a contract. In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement.

Our ability to recover significant capital investments in certain contracts is subject to risks.

A few of our client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases.

We have identified two material weaknesses in our internal control over financial reporting, and concluded that our internal control was not effective as of March 31, 2008.

The Company has identified two material weaknesses in our internal control over financial reporting and, as a result, has concluded that our internal control over financial reporting as of March 31, 2008 was not effective. Although we are adopting measures to remediate these material weaknesses, there can be no assurance that our remedial efforts will be effective, nor can there be any assurances that additional material weaknesses will not be identified in the future. Remediation of the material weaknesses may be costly and time consuming. The inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations. See Item 9A, Controls and Procedures Evaluation of Disclosure Controls and Procedures in this Annual Report for Form 10-K for further discussion.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States. We also have operations in Europe, Australia and China. In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs. We do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2009 and contemplate a reduction in the amount of current office space in the U.S. The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Location	Held	Use	Business Segment
United States:
Phoenix, Arizona	Held in fee	Data center; office space	Information Services and Infrastructure Management
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Information Services, Information Products and Infrastructure Management
Fayetteville, Arkansas	Lease	Office space	Information Services and Information Products
Little Rock, Arkansas	Two leased buildings; Two buildings held in fee	Principal executive offices; office space; data center	Information Services, Information Products and Infrastructure Management
Foster City, California	Lease	Office space	Information Services
Broomfield, Colorado	Lease	Office space	Information Services and Information Products
Stamford, Connecticut	Lease	Office space	Information Services
Ft. Myers, Florida	Lease	Office space	Information Products
Chicago, Illinois	Lease	Data center; office space	Information Services and Infrastructure Management
Downers Grove, Illinois	Lease	Data center; office space	Information Services and Infrastructure Management

Southfield, Michigan	Lease	Office space	Information Services
Shoreview, Minnesota	Lease	Office space	Infrastructure Management
New York, New York	Two leased offices	Office space	Information Services and Information Products
Independence, Ohio	Lease	Office space	Information Products
Memphis, Tennessee	Lease	Office space	Information Services
Nashville, Tennessee	Lease	Office space	Information Services

Europe:
London, England	Lease	Office space	Information Services and Information Products
Normanton, England	Lease	Data center; office space	Information Services and Information Products
Sunderland, England	Lease	Data center; fulfillment service center; office space; warehouse space	Information Services, Information Products and Infrastructure Management
Teddington, England	Lease	Office space	Information Services and Information Products
Lille, France	Lease	Data center; office space	Information Services and Information Products
Paris, France	Lease	Data center; office space	Information Services and Information Products
Frankfurt, Germany	Lease	Office space	Information Services and Information Products
Munich, Germany	Lease	Office space	Information Services and Information Products
Amsterdam, Netherlands	Lease	Office space	Information Services and Information Products
Gdansk, Poland	Lease	Office space	Information Services, Information Products and Infrastructure Management
Warsaw, Poland	Lease	Office space	Information Services, Information Products and Infrastructure Management
Lisbon, Portugal	Lease	Office space	Information Services and Information Products

Australia:
Sydney, Australia	Lease	Office space	Information Services

China:
Shanghai, China	Lease	Office space	Information Services

Item 3. Legal Proceedings

The following is a description of material pending legal proceedings and claims, other than ordinary routine litigation and claims incidental to our business, to which Acxiom is a party or of which any of our property is the subject:

Richard Fresco, et al. v. R.L. Polk & Co. and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly,Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) - This is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom and Polk have agreed to stay the proceedings while mediation is conducted under the purview of the Court. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.

Epsilon Data Management LLC, et al. v. Acxiom Corporation, (192nd Judicial District Court of Dallas County, TX, 07-08569) - This case, brought by a competitor of Acxiom after the acquisition of three long time data providers, alleges that Acxiom breached certain terms and conditions of the data licenses with those acquired companies in the course of building and distributing Acxiom data products. The plaintiffs seek injunctive relief and unspecified damages. Acxiom contends that it has acted in conformance with the data licenses and is vigorously defending the claims.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

EXECUTIVE OFFICERS

Acxiom’s executive officers, their current positions, ages and business experience are listed below. They are elected by the board of directors annually or as necessary to fill vacancies or fill new positions. There are no family relationships among any of the officers.

John A. Meyer, age 51, is the Company’s Chief Executive Officer and President. Mr. Meyer joined the Company in February 2008 as chief executive officer and president. From 2003 - 2008 he was employed by Alcatel-Lucent, a global communications network firm as president of the Alcatel-Lucent Services Group, in which position he was responsible for more than $6 billion in annual revenue and the management of more than 20,000 people. The group he led designed, implemented and managed some of the most sophisticated communications networks in the world. Prior to joining Lucent, Mr. Meyer spent nearly 20 years at Electronic Data Systems, Inc. (EDS), where he held a number of positions including head of the Northeast business in the United States and President of the Europe, Middle East and Africa region. Mr. Meyer holds an M.B.A. in quantitative methods from the University of Missouri and a bachelor of science degree in management from Pennsylvania State University. He also served in the U.S. Air Force from 1979 to 1983 as a flight commander, achieving the rank of captain.

John A. Adams, age 53, is the Company’s Chief Operating Officer and Executive Vice President in which capacity he has responsibility for directing the operational areas of the business which include the market facing industry units, Europe and Asia Pacific, service development and delivery, and information technology.  He joined Acxiom May 14, 2008, having served previously as a consultant to the Company. From 2004 – 2006 Mr. Adams was executive vice president of customer solutions for Eclipsys, a healthcare information software and services vendor. In that capacity, he was responsible for the company’s outsourcing and hosting units as well as a number of administrative functions. From 2003 – 2004, he served as chief financial officer for Exult, Inc., a human resources business process outsourcing company that was subsequently sold to Hewitt Associates during Mr. Adams’ tenure. From 2000 – 2003 Mr. Adams served as chief financial officer and vice president of AT&T Business Services, a subsidiary of AT&T Corporation. In this role, he led a successful restructuring of the subsidiary’s operations. Prior to that, Mr. Adams was employed by Electronic Data Systems Corporation (EDS) for 15 years, serving most recently as its vice president and controller, in which capacity he oversaw the accounting and finance functions for EDS worldwide. Mr. Adams, a British citizen, is a member of the Institute of Chartered Accountants in England and Wales. He holds a bachelor of arts degree with honors in economics from the University of Exeter, England.

Christopher W. Wolf, age 46, is the Company’s Chief Financial Officer and Executive Vice President. He joinedAcxiom in 2007 and is responsible for all aspects of Acxiom’s financial management. He has over 20 years experience as a financial executive and consultant to companies in the marketing, retail and technology sectors. He most recently served as an independent consultant, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions, and tax planning to a variety of public and private entities. From 2005 - 2006, Mr. Wolf served as CFO of NiuTech LLC, an internet marketing services company, where he was responsible for the accounting, financial planning and analysis, treasury, and risk management activities of the company. From 1996 - 2004, Mr. Wolf was employed in various finance and tax positions with Catalina Marketing Corporation, culminating in his service as chief financial officer from 2002 - 2004. He also served as executive vice president from 2003 - 2004; senior vice president from 2002 - 2003; vice president –finance and treasurer from 2000 - 2002; executive director of tax, treasury and international finance from 1998 - 2000; senior director of tax and international finance from 1997 - 1998; and senior director of tax from 1996 - 1997. Prior to joining Catalina, Mr. Wolf served for a 10-year period as a tax manager and consultant for Arthur Andersen & Co. Mr. Wolf is a certified public accountant and holds a bachelor of science degree in accounting from Florida State University and a master of accounting degree from the University of North Carolina.

Cindy K. Childers, age 48, is the Company's Senior Vice President – Human Resources.  She joined Acxiom in 1985.  In her current role, Ms. Childers leads strategic planning and execution in the areas of business culture, organizational effectiveness, associate development, recruiting, human resources and corporate communications.  Previously, she served as leader of the financial services business unit and oversaw all of the financial and accounting functions of the Company.  Before joining Acxiom, she was a certified public accountant in audit and tax for KPMG Peat Marwick.  Ms. Childers holds a degree in business administration from the University of Central Arkansas.

Richard K. Howe, age 46, is the Company’s Senior Vice President - Marketing.  He joined Acxiom in 2004. In his role as marketing leader, Mr. Howe has global responsibility over product marketing, marketing communications, marketing relations, advertising, public relations, alliances, events, creative services and interactive/direct marketing. In his role as strategy leader, he helps drive Acxiom’s growth through the execution of business strategies designed to meet market changes and/or mitigate competitive threats including mergers and acquisitions. For many of these strategies, he also assumes an operational leadership role over the groups while under development. Mr. Howe joined Acxiom from Fair Isaac & Company, where he served as general manager of that company’s Global Marketing Services (GMS) unit, a business with over $100 million in annual revenue.  Before joining Fair Isaac, he founded and was chairman and CEO of ieWild Inc., a technology company whose software and services were utilized by many of the largest financial services institutions in the U.S.  Mr. Howe has at various times in his career held positions in product marketing, project management, sales management, software development, and construction engineering.  He is a member of the board of the Arkansas Respiratory Health Association. He holds a bachelor’s degree in structural engineering from Concordia University, Canada, and a master’s degree in engineering from McGill University, Canada.

Jerry C. Jones, age 52, is the Company’s Chief Legal Officer, Senior Vice President and Assistant Secretary.  He joined Acxiom in 1999 and is responsible for leading the strategy and execution of mergers and alliances, assists in the Company’s strategic initiatives, and oversees legal matters.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Entrust, Inc., a public company, and is chairman of the Arkansas Virtual Academy, a statewide public school.  Mr. Jones holds a degree in public administration and a juris doctorate degree from the University of Arkansas.

[THIS SPACE LEFT BLANK INTENTIONALLY]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on NASDAQ and trade under the symbol ACXM. The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by Dow Jones & Company, Inc. for each quarter in fiscal 2008 and 2007.

Fiscal 2008	High	Low
Fourth Quarter	$ 13.66	$ 8.66
Third Quarter	17.20	10.55
Second Quarter	26.75	18.75
First Quarter	28.25	20.92

Fiscal 2007	High	Low
Fourth Quarter	$ 25.80	$ 20.99
Third Quarter	25.89	24.09
Second Quarter	26.44	23.50
First Quarter	26.80	21.85

Holders

As of May 28, 2008 we had approximately 2,175 stockholders of record.

Dividends

In fiscal year 2007 the Company paid dividends of $.05 per shares during the first two quarters and $.06 per share during the last two quarters. No dividends were paid during the first two quarters of fiscal 2008 as a result of the Company’s having agreed, in connection with entering into to a merger agreement in May 2007, to suspend dividend payments while the merger was pending. The merger agreement was subsequently terminated in October 2007, and thereafter dividend payments were resumed at the rate of $.06 per quarter.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Acxiom's common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2003 and tracks it through March 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/08 – 1/31/08	137,000	$10.58	137,000	$49,448,889
2/1/08 – 2/28/08	-	-	-
3/1/08 – 3/31/08	-	-	-
Total	137,000	10.58	137,000	$49,448,889

The table above relates to a repurchase program adopted by the Board of Directors on October 26, 2007, as modified on February 13, 2008, pursuant to which up to $100,000,000 of stock may be repurchased between October 26, 2007 and October 26, 2008. As of May 28, 2008, a total of 4,175,154 shares had been repurchased at a total cost of $50,551,111.

Item 6. Selected Financial Data

For information pertaining to Selected Financial Data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-3 – F-24, which is attached hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both March 31, 2008 and 2007, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

Acxiom has a presence in the United Kingdom, France, The Netherlands, Germany, Portugal, Poland, Australia and China. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments. Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-28 – F-71, which is attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO (principal executive officer) and our CFO (principal financial and accounting officer), our CEO and CFO have concluded that, because of the material weaknesses in internal control over financial reporting, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were not effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The identified material weaknesses in internal control over financial reporting involved the use by the Company of policies and procedures to estimate performance completed for information services contracts that were not designed to provide sufficient support for the recognition of revenue under U.S. generally accepted accounting principles and insufficient policies and procedures for classification of cash flow activities that resulted in improper classification of additions to deferred costs as an investing cash flow activity. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages F-25 and F-26 of the Financial Supplement, respectively, and note 19 the Company’s consolidated financial statements on pages F-66 – F-68 of the Financial Supplement.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-25 – F-26 and are incorporated by reference.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of fiscal 2009, the Company identified two material weaknesses in internal control over financial reporting. First, the Company’s policies and procedures to estimate performance completed for information services contracts were not designed to provide sufficient support for the recognition of revenue under U.S. generally accepted accounting principles. Second, the Company’s policies and procedures for classification of cash flow activities were not sufficient and resulted in improper classification of additions to deferred costs as an investing cash flow activity. These material weaknesses resulted in a restatement described in note 19 to the Company’s consolidated financial statements. In this Annual Report on Form 10-K, the Company is restating (i) its audited consolidated financial statements for each of the years ended March 31, 2007 and 2006; (ii) its unaudited consolidated financial statements for each of the quarterly periods ended December 31, 2007 and 2006, September

30, 2007 and 2006, June 30, 2007 and 2006, and March 31, 2007; and (iii) its selected financial data for the years ended March 31, 2005 and 2004 (collectively, the “Relevant Periods”), to remove the recorded accrued revenue amounts and record the related income tax effect, and to reclassify additions to deferred costs as an operating cash flow activity. The Company has not amended, and does not intend to amend, its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Relevant Periods to reflect the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. The Company has modified its policies and procedures to no longer record accrued revenue on these types of services transactions and to properly classify additions to deferred costs.

Item 9B. Other Information

The Company has in the past entered into executive security agreements with certain key associates. On February 12, 2008, the Company’s Compensation Committee approved a phase out of the executive security agreements over a two-year period. In order to implement this phase out, the executive security agreements were amended effective April 8, 2008. The form of the new agreement is attached to this Annual Report on Form 10-K as an exhibit.

On May 23, 2008, the Company’s Board of Directors amended and restated the Company’s bylaws (as amended and restated, the “Bylaws”), effective immediately. The Bylaws were amended and restated so as to:

•	Conform the Bylaw language regarding inspectors of election with the new language of § 231 of the General Corporation Law of the State of Delaware (the “DGCL”).
•	Allow meetings of shareholders to be held electronically as now permitted by DGCL § 211.
•	Address, consistently with DGCL § 213(b), the “default” record date for written consent by shareholders to corporate action where prior Board action is not required.
•	Conform the Bylaw language regarding where the shareholder list must be kept to the new language of DGCL § 219.
•	Clarify that a shareholders’ meeting may be adjourned if a quorum is not present.
•	Conform the Bylaw provision regarding the voting of pledged shares to the provisions of DGCL § 217(a).
•	Clarify provisions related to shareholder proposals in response to recent Delaware rulings regarding advance notice bylaw deficiencies.
•	Delete provisions relating to classified board so that classification is addressed solely by Article SIXTH of the Company’s Certificate of Incorporation.
•	Delete the last sentence of Article III, Section 6 so that waivers of notice are addressed solely by Article VIII, Section 4 of the Bylaws.
•

Substitute “Lead Independent Director” for “Vice Chairman of the Board” in Article III, Section 8 and clarify that the CEO/President must be a board member in order to chair meetings of the board in the absence of the Chairman.

•	Enhance the Board’s flexibility to compensate directors for their services on the Board and/or its committees.
•

Provide more flexibility with regard to the appointment of committees; delete provisions relating specifically to the Audit Committee so that its composition and responsibilities are addressed primarily by the Audit Committee Charter.

•	Expand the list of types of officers that may be appointed and gives the CEO and President authority to designate additional officers.
•	Clarify that the rights to indemnity and the advancement of expenses provided by the Company’s Bylaws are not exclusive of any other rights the indemnitee may have.

Other provisions of the Bylaws were updated or amended so as to conform to current conditions and/or legal requirements.

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3(b) hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included under the caption “Executive Officers” at the end of Part I of this Report. The remaining information required by this Item appears under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2008 Proxy Statement, which information is incorporated herein by reference. The Acxiom board of directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions. A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.

Item 11. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” in Acxiom's 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership” in Acxiom's 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item appears under the headings “Related-Party Transactions” and “Board and Committee Matters” in Acxiom's 2008 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item appears under the heading “Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2008 Proxy Statement, which information is incorporated herein by reference.

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

Page

Reports of Independent Registered Public Accounting

Firm	F-26 - F-27

Consolidated Balance Sheets as of March 31, 2008 and 2007	F-28

Consolidated Statements of Operations for the years ended
March 31, 2008, 2007 and 2006	F-29

Consolidated Statements of Stockholders' Equity and Comprehensive Income

for the years ended March 31, 2008, 2007 and 2006	F-30

Consolidated Statements of Cash Flows for the years ended

March 31, 2008, 2007 and 2006	F-31 - F-32

Notes to the Consolidated Financial Statements	F-33 - F-71

2.Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2(a)

Agreement and Plan of Merger by and among Acxiom Corporation, Axio Holdings LLC, and Axio Acquisition Corp. dated May 16, 2007 (previously filed on May 22, 2007 as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

2(b)

Mutual Termination Agreement and Release dated as of October 1, 2007 by and between Acxiom Corporation, Axio Holdings LLC, Axio Acquisition Corp., ValueAct Capital Master Fund, L.P., Silver Lake Partners II, L.P., UBS Loan Finance LLC, Silver Lake Partners III, L.P., Silver Lake Partners III, L.P. UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. Incorporated (previously filed on October 1, 2007 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated by reference herein)

3(a)

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

2005 Equity Compensation Plan of Acxiom Corporation (formerly known as the Amended and Restated 2000 Associate Stock Option Plan of Acxiom Corporation) (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated November 16, 2007, and incorporated herein by reference)

10(d)

2008 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 15, 2008 as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(e)

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

10(g)	Acxiom Corporation FY 2009 Leadership Cash Incentive Plan

10(h)

General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10(i)

Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation’s Annual Report of Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10(j)

Third Amended and Restated Credit Agreement dated as of March 24, 2005, by and among Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are party thereto (previously filed as Exhibit 10.2 to Acxiom Corporation’s Report on Form 8-K dated March 24, 2005, and incorporated herein by reference)

10(k)

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

Increased Commitment Supplement to Third Amended and Restated Credit Agreement, dated as of May 13, 2005, by and among Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are a party thereto (previously filed as Exhibit 10(k) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10(m)

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

10(n)	Form of Executive Security Agreement effective as of April 8, 2008

10(o)

Agreement by and among Acxiom Corporation and VA Partners, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC dated August 5, 2006 (previously filed on August 7, 2006 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(p)

Amendment No. 1 to Agreement by and among Acxiom Corporation and VA Partners, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC, dated September 20, 2006 (previously filed on September 22, 2006 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(q)

Amendment No. 2 to Agreement by and among Acxiom Corporation and VA Partners, LLC, ValueAct Capital Master Fund, L.P., ValueAct Capital Management, L.P., and ValueAct Capital Management, LLC, dated May 16, 2007 (previously filed on May 22, 2007 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(r)

Voting Agreement by and between Acxiom Corporation and ValueAct Capital Master Fund, L.P., dated May 16, 2007 (previously filed on May 22, 2007 as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(s)	Asset Purchase and License Agreement dated December 29, 2005 between Acxiom Corporation and EMC Corporation and EMC (Benelux) B.V., S.à.r.l.

10(t)	Transition Amendment dated March 31, 2008 between Acxiom Corporation and EMC Corporation and EMC (Benelux) B.V., S.à.r.l.

10(u)

Employment Agreement by and between Acxiom Corporation and John A. Meyer dated as of January 14, 2008 (previously filed on January 17, 2008 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(v)

Employment Agreement dated May 14, 2008 between the Acxiom Corporation and John A. Adams (previously filed on May 15, 2008 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(w) Separation Agreement and General Release dated March 6, 2008 between Acxiom Corporation and Rodger S. Kline

10(x)	Professional Services Agreement dated March 6, 2008 between Acxiom Corporation and Rodger S. Kline

10(y)	Amended Separation Agreement and General Release dated April 17, 2008 between Acxiom Corporation and L. Lee Hodges

10(z)	Professional Services Agreement dated March 27, 2008 between Acxiom Corporation and L. Lee Hodges

21	Subsidiaries of Acxiom Corporation

23	Consent of KPMG LLP

24	Powers of Attorney

31(a)	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[THIS SPACE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ACXIOM CORPORATION

Date: May 30, 2008	By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Corporate Governance Officer & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

William T. Dillard II*	Director	May 30, 2008

William T. Dillard II

Michael J. Durham*	Director	(Non-Executive Chairman of the Board)	May 30, 2008

Michael J. Durham

Mary L. Good*	Director	May 30, 2008

Mary L. Good

Ann Die Hasselmo*	Director	May 30, 2008

Ann Die Hasselmo

William J. Henderson*	Director	May 30, 2008

William J. Henderson

Thomas F. McLarty, III*	Director	May 30, 2008

Thomas F. McLarty, III

John A. Meyer*	Director, CEO & President
John A. Meyer	(principal executive officer)	May 30, 2008

Stephen M. Patterson*	Director	May 30, 2008

Stephen M. Patterson

Kevin M. Twomey*	Director	May 30, 2008

Kevin M. Twomey

Jeffrey W. Ubben*	Director	May 30, 2008

Jeffrey W. Ubben

R. Halsey Wise*	Director	May 30, 2008

R. Halsey Wise

Christopher W. Wolf*	Chief Financial Officer (principal financial
Christopher W. Wolf	and accounting officer)	May 30, 2008

*By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Attorney-in-Fact

ACXIOM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2008

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-25
Reports of Independent Registered Public Accounting Firm	F-26
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2008 and 2007	F-28
Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006	F-29
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2008, 2007 and 2006	F-30
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	F-31
Notes to the Consolidated Financial Statements	F-33

ACXIOM CORPORATION

SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years ended March 31,	2008	2007 (Restated)	2006 (Restated)	2005 (Restated)	2004 (Restated)
Statement of operations data:
Revenue	$ 1,384,079	$ 1,390,511	$ 1,328,773	$ 1,220,139	$ 1,009,314
Net earnings (loss)	$ (7,780)	$ 67,873	$ 61,775	$ 67,918	$ 57,409
Earnings (loss) per share:
Basic	$ (0.10)	$ 0.82	$ 0.71	$ 0.78	$ 0.67
Diluted	$ (0.10)	$ 0.80	$ 0.68	$ 0.72	$ 0.63
Cash dividend per common share	$ 0.12	$ 0.22	$ 0.20	$ 0.17	$ 0.04

As of March 31,	2008	2007 (Restated)	2006 (Restated)	2005 (Restated)	2004 (Restated)
Balance sheet data:
Current assets	$ 385,059	$ 381,046	$ 309,890	$ 307,022	$ 261,516
Current liabilities	$ 339,626	$ 387,788	$ 379,990	$ 364,262	$ 296,103
Total assets	$ 1,471,855	$ 1,624,074	$ 1,511,535	$ 1,373,269	$ 1,190,974
Long-term debt, excluding current installments	$ 575,308	$ 648,879	$ 376,415	$ 141,704	$ 293,457
Stockholders' equity	$ 500,512	$ 489,481	$ 677,214	$ 788,224	$ 562,406

As discussed in note 19 to the consolidated financial statements, certain amounts above have been restated to remove the previously recorded accrued revenue amounts of certain information services revenue and record the related income tax effect and to reclassify additions to deferred costs as an operating cash flow activity rather than an investing cash flow activity. The consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations for the fiscal years ended March 31, 2007 and 2006 have been restated as set forth in the 2008 Form 10-K. The data for the consolidated balance sheets as of March 31, 2006, 2005 and 2004 and the consolidated statements of operations for the fiscal years ended March 31, 2005 and 2004 have been restated, but such restated data have not been audited, and is derived from the books and records of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes thereto. The historical results are not necessarily indicative of results to be expected in any future period. The restatement of the consolidated financial statements for the years ended March 31, 2007 and 2006 is more fully described in note 19 to the consolidated financial statements.

The Company has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

At Acxiom (“Acxiom” or “the Company”) (Nasdaq: ACXM), we make information intelligent for many of the world’s leading companies to help them solve some of their most complex marketing problems.  Our products, services and thought leadership enable them to acquire new customers, retain their most valuable customers, communicate with customers in the methods and times they prefer, and make profitable marketing and business decisions.  Acxiom’s unmatched customer insight is achieved by blending the world’s largest repository of consumer data, award-winning technology and analytics, multi-channel expertise, privacy leadership, and superior knowledge of a wide spectrum of industries. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia and China.

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.384 billion, down 0.5 percent from $1.391 billion a year ago, a decrease of $6.4 million in annual revenue.
•	Income from operations of $40.2 million compared to $154.1 million last year.
•	Diluted loss per share of $0.10 compared to diluted earnings per share of $0.80 in fiscal 2007.
•	Pre-tax loss of $9.8 million, compared to pre-tax earnings of $113.4 million in fiscal 2007.
•	Operating cash flow for the fiscal year was $267.8 million compared to $218.4 million in the prior year.
•	Gross margin was 21.4 percent compared to 27.1 percent in fiscal 2007.
•	The Company divested certain operations in France.
•	The Company shut down the operations of Harbinger Associates, LLC, an international consulting and technology firm it acquired in fiscal 2007.
•

The Company recorded $75.1 million in restructuring charges and adjustments included in gains, losses and other items for associate-related payments, lease termination accruals, contract termination accruals and asset disposals.

•

The Company completed the acquisitions of EchoTarget, Inc., an on-line behavioral targeting and ad-serving company, and MKTG, an operating subsidiary of Automatic Research, Inc. that provides data processing and list management services.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2008. However, these highlights are not intended to be a full discussion of the Company’s 2008 fiscal year. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Restatement of Financial Statements

On May 14, 2008 the Company announced that it would restate its financial statements for the years ended March 31, 2007 and 2006 and its selected financial data for the years ended March 31, 2005 and 2004 (collectively, the “Relevant Periods”) to correct an error in the Company’s accounting for accrued revenue. Historically, and for all the Relevant Periods, the Company has recorded accrued revenue for certain information services revenue contracts based on a calculated estimate of relative value of performance that has occurred but has not yet been recognized as revenue. The Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). The Company has concluded that the calculated estimates for the Relevant Periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these information services transactions. Accordingly, the Company has restated its consolidated financial statements for the Relevant Periods to remove the recorded accrued revenue amounts and record the related income tax effect. Additionally, the Company has reclassified additions to deferred costs as an operating cash flow activity rather than an investing cash flow activity. The adjustments to restate previously reported selected financial data are summarized as follows (in thousands, except per share data):

	Year ended March 31, 2007			Year ended March 31, 2006

	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Statement of operations data:
Revenue	$ 1,395,136	$ (4,625)	$ 1,390,511	$ 1,332,568	$ (3,795)	$ 1,328,773
Net earnings (loss)	$ 70,740	$ (2,867)	$ 67,873	$ 64,128	$ (2,353)	$ 61,775

Earnings (loss) per share:
Basic	$ 0.86	$ (0.04)	$ 0.82	$ 0.73	$ (0.02)	$ 0.71

Diluted	$ 0.84	$ (0.04)	$ 0.80	$ 0.71	$ (0.03)	$ 0.68

Cash dividend per common share	$ 0.22	$ -	$ 0.22	$ 0.20	$ -	$ 0.20

Balance sheet data:
Current assets	$ 412,876	$ (31,830)	$ 381,046	$ 338,853	$ (28,963)	$ 309,890
Current liabilities	$ 387,788	$ -	$ 387,788	$ 379,990	$ -	$ 379,990
Total assets	$ 1,655,904	$ (31,830)	$ 1,624,074	$ 1,540,498	$ (28,963)	$ 1,511,535
Long-term debt, excluding current installments	$ 648,879	$ -	$ 648,879	$ 376,415	$ -	$ 376,415
Stockholders' equity	$ 521,311	$ (31,830)	$ 489,481	$ 706,177	$ (28,963)	$ 677,214

	Year ended March 31, 2005			Year ended March 31, 2004

	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Statement of operations data:
Revenue	$ 1,223,042	$ (2,903)	$ 1,220,139	$ 1,010,822	$ (1,508)	$ 1,009,314
Net earnings (loss)	$ 69,718	$ (1,800)	$ 67,918	$ 58,344	$ (935)	$ 57,409

Earnings (loss) per share:
Basic	$ 0.80	$ (0.02)	$ 0.78	$ 0.68	$ (0.01)	$ 0.67

Diluted	$ 0.74	$ (0.02)	$ 0.72	$ 0.64	$ (0.01)	$ 0.63

Cash dividend per common share	$ 0.17	$ -	$ 0.17	$ 0.04	$ -	$ 0.04

Balance sheet data:
Current assets	$ 333,632	$ (26,610)	$ 307,022	$ 286,326	$ (24,810)	$ 261,516
Current liabilities	$ 364,262	$ -	$ 364,262	$ 296,103	$ -	$ 296,103
Total assets	$ 1,399,879	$ (26,610)	$ 1,373,269	$ 1,215,784	$ (24,810)	$ 1,190,974
Long-term debt, excluding current installments	$ 141,704	$ -	$ 141,704	$ 293,457	$ -	$ 293,457
Stockholders' equity	$ 814,834	$ (26,610)	$ 788,224	$ 587,216	$ (24,810)	$ 562,406

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2008 is presented below (dollars in millions, except per share amounts):

	2008	2007 (Restated)	2006 (Restated)	% Change 2008-2007	% Change 2007-2006
Revenue
Services	$ 1,049.7	$ 1,056.5	$ 1,008.8	(1)%	5%
Data	334.3	334.0	320.0	0	4
	$ 1,384.0	$ 1,390.5	$ 1,328.8	(1)%	5%
Total operating costs and expenses	1,343.8	1,236.4	1,201.5	9	3
Income from operations	$ 40.2	$ 154.1	$ 127.3	(74)%	21%
Diluted earnings (loss) per share	$ (0.10)	$ 0.80	$ 0.68	(113)%	18%

Revenues

For the fiscal year ended March 31, 2008, the Company’s revenue was $1,384.0 million, compared to revenue of $1,390.5 million in fiscal 2007, reflecting a decrease of $6.4 million or 0.5%. Services revenue decreased $6.8 million or 0.6% and data revenue remained relatively flat. International services increased approximately $14.6 million, of which $6.9 million was due to favorable exchange rate variances in Europe and Australia, while US services declined $21.3 million. Excluding acquisitions, US services revenue declined $25.8 million or approximately 2.7%. The decline was driven primarily by declines of $32.6 million in IT services of which $34.5 million was due primarily to contractual changes with one large IT services customer. The contractual changes primarily relate to the procurement of hardware and software. Accounting under the new contract is to recognize the transaction net in cost of services rather than gross which was the appropriate accounting treatment under the previous contract. Traditional service lines experienced declines of $10.4 million due to reductions in processing volumes in many financial services clients which the Company believes is driven by economic pressures in those industries and some contract losses. The Company believes the economic pressures in the financial services industry may continue in the near term. These declines were offset by increases in digital services of $10.5 million and in risk services of $6.0 million, both primarily due to volume changes driven by clients’ increasing demand for these services. In the aggregate, data revenue in fiscal 2008 was basically flat. Increases in US data revenue of $4.4 million were driven by increases in pass-through data revenue of $3.3 million. These increases were offset by decreases of $4.1 million in data revenue from the Company’s international operations. These decreases were primarily due to a reduction of $6.0 million related to the sale of the French GIS business; $2.1 million due to the impact of closing down operations in Spain and $4.8 million due to lower marketing list volumes in Germany, which were offset by increases in exchange rates of $9.4 million.

For the fiscal year ended March 31, 2007, the Company’s revenue was $1,390.5 million, compared to revenue of $1,328.8 million in fiscal 2006, reflecting an increase of $61.7 million or 4.6%. Services revenue increased $47.7 million or 4.7% and data revenue increased $14.0 million or 4.4%. The increase in services revenue is attributable in part to the acquisition of Digital Impact, Inc. (“DI”) in 2006 which added $12.5 million, the acquisition of InsightAmerica, Inc. (“IA”) in 2006 which added $9.2 million, and the acquisition of Equitec in 2007 which added $2.0 million. The remaining contributor was growth in revenues from clients operating in the automotive, retail, and background screening industries, primarily due to volume increases driven by clients’ increasing demand for these services. The increase in data revenue is primarily attributable to growth in European operations of $8.1 million, of which 86% was driven by changes in currency conversion rates and volume-related increases in domestic revenues from publishing and banking clients of $4.1 million.

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In fiscal 2008, as a result of a management reorganization, which is line-of-business oriented, rather than geographic, the Company realigned its business segments to better reflect the way management assesses the business. The Company’s new business segments consist of information services, information products and infrastructure management. Information services develops, sells and delivers industry-tailored solutions globally through the integration of products, services and consulting. Information products develops and sells all global data products as well as domestic fraud and risk mitigation products. Infrastructure management develops and delivers information technology products and services such as IT outsourcing and transformational solutions. The Company evaluates performance of the segments based on segment operating income, which excludes asset impairments and gains, losses and other items. The following table shows the Company’s revenue by business segment for each of the periods reported (dollars in millions). The Company has revised its segment information from fiscal 2006 and 2007 to reflect its realigned business segments.

	2008	2007 (Restated)	2006 (Restated)	% Change 2008-2007	% Change 2007-2006

Information services	$ 741,259	$ 728,014	$ 697,146	2%	4%
Information products	431,316	415,417	385,443	4%	8
Infrastructure management	447,488	476,333	474,336	(6)%	0
Eliminations	(235,984)	(229,253)	(228,152)	3%	1
Total Revenue	$ 1,384,079	$ 1,390,511	$ 1,328,773	(1)%	5%

For the year ended March 31, 2008 Information services revenue increased $13.2 million, or 1.8%, to $741.3 million over fiscal 2007. The favorable results are due to revenue growth in the multi-industry client services and digital units, offset by declines in the financial services unit for the same reasons as described above. The segment also benefited from favorable foreign currency exchange rates. Information services revenue increased $30.9 million, or 4.4% to $728.0 million in fiscal 2007 compared to fiscal 2006. As noted above, acquisitions of DI and Equitec added $14.5 million.

For the year ended March 31, 2008, Information products revenue increased 3.8% to $431.3 million. Growth is primarily attributable to the risk line of business. Information products revenue increased $30.0 million, or 7.8% to $415.4 million in fiscal 2007 compared to fiscal 2006. The risk line of business increased $15.0 million, international revenue increased $8.1 million and Infobase increased $5.5 million, with the remainder due to volume-related increases in multi-industry client services.

For the year ended March 31, 2008, Infrastructure management revenue decreased 6.1% to $447.5 million. The decrease is due to contract reductions with a large client. Infrastructure management revenue increased $2.0 million, or 0.4% to $476.3 million in fiscal 2007 compared to fiscal 2006.

For the fiscal year ended March 31, 2008, approximately 74% of the Company’s consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company. These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client’s revenue. However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2008 (dollars in millions):

	2008	2007	2006	% Change 2008-2007	% Change 2007-2006
Cost of revenue
Services	$ 858.1	$ 807.0	$ 778.5	6%	4%
Data	229.6	206.6	202.0	11	2
Total cost of revenue	1,087.7	1,013.6	980.5	7	3
Selling, general and administrative	219.7	213.8	211.5	3	1
Gains, losses and other items, net	36.4	8.9	9.5	309	(6)
Total operating costs and expenses	$ 1,343.8	$ 1,236.3	$ 1,201.5	9%	3%

The following table presents the Company’s operating costs and expenses in natural expense categories for each of the years in the three-year period ended March 31, 2008 (dollars in millions):

	2008	2007	2006	% Change 2008-2007	% Change 2007-2006
Salaries and benefits	$ 604.3	$ 570.0	$ 503.1	6%	13%
Computer, communications and other equipment	314.9	290.3	299.2	8	(3)
Data costs	176.7	173.9	179.1	2	(3)
Other operating costs and expenses	211.5	193.2	210.6	9	(8)
Gains, losses and other items, net	36.4	8.9	9.5	309	(6)
Total operating costs and expenses	$ 1,343.8	$ 1,236.3	$ 1,201.5	9%	3%

Gross Profit

The following table presents the Company’s gross profit for each of the years in the three-year period ended March 31, 2008 (dollars in millions):

	2008	2007 (Restated)	2006 (Restated)	% Change 2008-2007	% Change 2007-2006
Services
Revenue	$ 1,049.7	$ 1,056.5	$ 1,008.8	(1)%	5%
Cost of revenue	858.1	807.0	778.5	6	4
Gross profit	$ 191.6	$ 249.5	$ 230.3	(24)%	9%
Gross profit % of services revenue	18.3%	23.6%	22.8%
Data
Revenue	$ 334.3	$ 334.0	$ 320.0	0%	4%
Cost of revenue	229.6	206.6	202.0	11	2
Gross profit	$ 104.7	$ 127.4	$ 118.0	18%	8%
Gross profit % of data revenue	31.3%	38.1%	36.9%
Consolidated
Revenue	$ 1,384.0	$ 1,390.5	$ 1,328.8	(1)%	5%
Cost of revenue	1,087.7	1,013.6	980.5	7	3
Gross profit	$ 296.3	$ 376.9	$ 348.3	(22)%	8%
Gross profit % of consolidated revenue	21.4%	27.1%	26.2%

Gross profit margins for services were 18.3% in fiscal 2008 compared to 23.6% in fiscal 2007 and 22.8% in fiscal 2006. Gross profit declines are due primarily to restructuring contracts for three major IT services clients, which resulted in a $43.6 million increase in cost of services revenue. The remainder of the decline is due to headcount growth in the digital, risk and consulting operations.

The gross profit margins for data were 31.3% in fiscal 2008 compared to 38.1% in fiscal 2007 and 36.9% for fiscal 2006. This margin decline can be attributed to increases in the costs of building and delivering the Company’s data products.

The consolidated gross profit margin for fiscal 2008 was 21.4%, which compares to 27.1% for fiscal 2007 and 26.2% for fiscal 2006.

The cost of services for fiscal 2008 of $858.1 million increased $51.1 million or 6% from fiscal 2007. The increase is due primarily to restructuring contracts for three major IT services clients, which resulted in a $43.6 million increase in cost of services revenue. The remainder of the increase is due to headcount growth, as discussed above.

The cost of services for fiscal 2007 of $807.0 million increased $28.5 million or 4% from fiscal 2006. The increase in cost of services is primarily attributable to acquisitions of DI, IA, and Equitec, which contributed $8.2 million, $6.9 million and $1.3 million, respectively. The remaining increase is due to growth in service revenue.

Cost of data includes acquired data, data royalties, compilation costs and the costs of building and delivering the Company’s various data products. The cost of data for fiscal 2008 of $229.6 million increased $23.0 million or 11% from 2007. The increase can be attributed to increases in the costs of building and delivering data products.

Selling, general and administrative expenses for fiscal 2008 of $219.7 million increased $5.9 million or 2.7% from fiscal 2007. As a percent of revenue, these costs were 15.9% compared to 15.4% a year ago. The increase in fiscal 2008 was primarily attributable to acquisitions ($3.1 million) and restricted stock grants ($3.6 million). These were offset by lower corporate bonuses. Selling, general and administrative expenses for fiscal 2007 of $213.8 million increased $2.3 million or 1.0% from fiscal 2006. The increase in fiscal 2007 was primarily attributable to acquisitions. Selling, general and administrative expense as a percent of total revenue was 15.4% in 2007 compared to 15.9% in fiscal 2006.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2008	2007	2006
Terminated merger expense	$ 17,689	$ -	$ -
Merger termination fee	(65,000)	-	-
Retirement payment	3,000	-	-
Gain on disposition of operations in France (note 4)	(3,157)	-	-
Spain operation closure	(1,622)	6,622	-
Loss on divestitures	-	-	1,326
Leased airplane disposals	6,445	-	(1,548)
Gain on sale of building	-	-	(2,787)
Legal contingency (note 11)	4,000	-	-
Restructuring plan charges and adjustments	75,147	2,500	12,965
Other	(150)	(225)	(452)
	$ 36,352	$ 8,897	$ 9,504

In fiscal 2008, the Company recorded a total of $75.1 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $19.3 million, lease accruals of $19.0 million, contract accruals of $6.7 million, asset disposal and write-offs of $29.6 million, and other related costs of $0.5 million.

In March 2007, the Company recorded $2.5 million in restructuring included in gains, losses and other items in the consolidated statement of operations. The charges include $1.5 million in severance for payments to approximately 105 associates who were notified in March 2007 that they were to be involuntarily terminated; $0.3 million in fees paid to terminate contractors; and $0.7 million for contract termination fees paid to a former senior executive who terminated employment in February 2007.

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

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. For fiscal 2008, the Company incurred transaction related expenses of $17.7 million. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007.

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board. Under the agreement, the Company paid $3.0 million. Subsequent to the selection of a successor, the Company will also pay the retiring officer $0.5 million per year for consulting services for approximately three years. The successor officer was hired, effective February 4, 2008. The Company has accrued the present value of the remaining payments under this contract as of March 31, 2008 because management does not intend to use the consulting services after March 31, 2008. The expense for this agreement is included in the associate-related accruals of $19.3 million referred to above.

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The operation was not considered to be aligned with the Company’s ongoing business strategy. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations from the goodwill of the Information Products segment based on the relative fair value of the disposed operations to the international component of the Information Products segment. Also, included in the gain calculation was a $1.3 million accrual for exit activities. As of March 31, 2008, $1.1 million remained accrued in other accrued liabilities. The ultimate gain on the disposal is subject to adjustment once the parties complete an agreement as to the final working capital. The gain recorded is net of an estimated $0.9 million adjustment to the final working capital. The final agreement on working capital is expected to occur in fiscal 2009. The annual revenue associated with the GIS operations was approximately $14 million.

In fiscal 2007, the Company announced plans to shut down its operations in Spain as a result of underperformance. Upon the completion of this closure, the Company recorded $6.6 million in write-offs and exit costs, including $0.7 million in severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims, and $2.0 million in asset write-offs and other accruals (see note 4 to the consolidated financial statements). During the quarter ended March 31, 2008, the Company reversed $2.4 million of the remaining accrual offset by $0.8 million in expense due to currency translation expenses, leaving $1.0 million accrued at the end of fiscal 2008 which is expected to be paid out in fiscal 2009.

During the quarter ended September 30, 2007, the Company entered into an agreement to dispose of a leased aircraft. Under the terms of the lease, the Company was required to make a termination payment to the lessor and the lessor sold the asset and paid the proceeds to the Company. The Company has recorded $2.5 million expense in gains, losses and other items, for the net payment to terminate the lease and dispose of the asset.

During the quarter ended March 31, 2008, the Company entered into an agreement to dispose of another leased aircraft. Under the terms of the lease, the Company is required to make a termination payment to the lessor and the lessor will sell the aircraft and pay the proceeds to the Company. The Company has recorded $3.9 million expense in gains, losses and other items, for the estimated net payment to terminate the lease and dispose of the asset.

During fiscal 2006 the Company disposed of another leased aircraft. Under the terms of the lease, the Company was entitled to the proceeds of the sale, less the termination value of the lease. The Company recorded a $1.5 million gain in gains, losses and other items for the net proceeds received. In addition in fiscal 2006, the Company sold an unused facility for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

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

In fiscal 2008 the Company accrued $4.0 million for the estimated settlement cost on an ongoing lawsuit (see note 11 to the consolidated financial statements).

The following table shows the balances that were accrued for the restructuring plans, as well as the changes in those balances during the years ended March 31, 2006, 2007 and 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Fiscal year 2006 restructuring plan amount	6,800	3,687	2,478	12,965
Payments	(5,593)	(1,944)	(2,219)	(9,756)
March 31, 2006	1,207	1,743	259	3,209
Fiscal year 2007 restructuring plan amount	2,500	-	-	2,500
Payments	(1,414)	(232)	(115)	(1,761)
March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Fiscal year 2008 restructuring plan amount	17,850	26,509	570	44,929
Adjustments	157	(749)	(112)	(704)
Payments	(6,652)	(391)	(245)	(7,288)
March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885

The following table shows the balances that were accrued for the Spain closure as well as the changes in those balances during the years ended March 31, 2006, 2007 and 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Fiscal 2007 charges	$ 656	$ 113	$ 4,789	$ 5,558
Payments	(378)	(20)	(200)	(598)
March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960
Adjustments	(5)	-	(2,304)	(2,309)
Payments	(292)	(95)	(1,971)	(2,358)
Change in foreign currency translation adjustment	19	2	651	672
March 31, 2008	$ -	$ -	$ 965	$ 965

Operating Margins

Fiscal 2008 operating margins were 2.9% compared to 11.1% for fiscal 2007 and 9.6% for fiscal 2006. The 2008 margins were negatively impacted by restructuring charges noted above as well as impairment of three major contracts in IT services. The 2007 and 2006 operating margins were also negatively impacted by the restructuring charges noted above.

Other Income (Expense), Income Taxes and Other Items

Interest expense for fiscal years 2008 and 2007 increased $4.6 million and $17.9 million or 9.9 % and 62.2%, respectively, due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (see note 9 to the consolidated financial statements). The Company’s weighted-average interest rate on long-term debt was 5.8% and 6.8% at March 31, 2008 and March 31, 2007, respectively.

Other net decreased $4.7 million in fiscal 2008 from fiscal 2007. The decline is primarily due to the write off of an investment that was determined to be unrecoverable during the period, resulting in a loss of $2.7 million. Other net also includes interest income on notes receivable, invested cash balances and tax refunds of $3.2 million, $3.6 million and $1.5 million in fiscal 2008, 2007 and 2006 respectively. Other net in fiscal 2007 included a gain of $1.6 million from the sale of an investment.

The Company’s effective tax rate was 20.3% in fiscal 2008 compared to 40.2% in fiscal 2007 and 38.6% in fiscal 2006. The current year rate was impacted by the foreign losses for which no tax benefit is available and the expiration of state net operating loss carryforwards due to the losses generated by the unusual charges. These items were offset by a $0.7 million reversal of the reserve for potential penalties due to failure to file foreign information returns. The Company received notice that such penalties would not be incurred. Additionally, the current year included adjustments related to the finalization of the fiscal 2007 and fiscal 2006 amended tax returns for both the US and International operations, as well as finalization of US tax audits from fiscal 2003-2005.

The rate for fiscal 2007 was impacted by losses in Spain for which there was no tax benefit, and adjustment of reserves related to the research tax credit. Together these two items increased tax expense by approximately $3.8 million. The effective rate for 2006 reflects certain costs incurred related to the Company’s defense against ValueAct’s attempted takeover, which were determined to be non-deductible for federal income tax purposes and therefore were accounted for as non-deductible expense.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at March 31, 2008 totaled $45.4 million compared to negative $6.7 million at March 31, 2007. Total current assets increased $4.0 million, including a $24.9 million increase in cash offset by an $18.0 million decrease in accounts receivable, and current liabilities decreased $48.2 million. Cash provided by operating activities was $267.8 million compared to $218.4 million in fiscal 2007 and $232.3 million in fiscal 2006. Operating cash flow in fiscal 2006 included the income tax benefit of the exercise of stock options and warrants. This benefit is now required to be reported as a financing activity under SFAS 123R. The amount included in operating cash flow for fiscal 2006 was $19.1 million.

Investing activities used $80.5 million in fiscal 2008 compared to $87.1 million in fiscal 2007 and $166.6 million in fiscal 2006. Investing activities in fiscal 2008 included capitalized software development costs of $33.3 million as compared to $27.4 million in fiscal 2007 and $21.9 million in fiscal 2006. Capital expenditures were $21.6 million in 2008 compared to $14.2 million in fiscal 2007 and $6.8 million in fiscal 2006. Data acquisition costs were $32.2 million in 2008 compared to $25.1 million in fiscal 2007 and $26.9 million in fiscal 2006.

Total spending on capitalized software development, as discussed above, and research and development expense was $53.1 million in fiscal 2008, $46.5 million in fiscal 2007 and $37.5 million in fiscal 2006. Research and development expense, charged to cost of revenue, was $19.8 million in fiscal 2008, $19.1 million in fiscal 2007 and $15.6 million in fiscal 2006.

Investing activities also reflect net cash paid for acquisitions of $11.2 million in fiscal 2008 compared to $33.1 million in fiscal 2007 and $144.6 million in fiscal 2006. Fiscal 2008 included cash paid for the acquisition of EchoTarget for $2.1 million and MKTG for $3.7 million. Fiscal 2007 included cash paid for the acquisition of Equitec for $14.4 million, Harbinger for $9.4 million, and Kefta for $8.9 million. Fiscal 2006 included $106.9 million paid for the acquisition of DI and $37.0 million paid for the acquisition of IA. The remainder of the cash paid for acquisitions each year relates to fees and earnout payments paid on acquisitions made in a prior year and purchases of minority interests on prior acquisitions.

In fiscal 2007 the Company received $10 million and in fiscal 2006 the Company received $20.0 million for the sale and license of software to EMC Corporation (“EMC”). The Company expects to receive an additional $2.0 million during fiscal 2009 (see note 7 to the consolidated financial statements for more information).

In fiscal 2008 the Company received $14.2 million for the sale of its GIS operations in France (see note 4 to the consolidated financial statements). Fiscal 2006 investing activities also include $5.1 million related to sales of assets including $3.6 million from the sale of an unused facility. Payments received on investments of $3.6 million in 2008, $2.8 million in 2007, and $3.8 million in 2006 include sales or collections on a number of investments.

With respect to certain of its investments in joint ventures and other companies, the Company may provide cash advances to fund losses and cash flow deficits. The Company may, at its discretion, decide not to provide financing to these investments during future periods. In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($1.5 million at March 31, 2008). In fiscal 2008, the Company determined that one of its investments was impaired and wrote off its value of $2.7 million to other, net. In the event that declines in the value of its investments occur and continue, the Company may be required to record further impairment charges related to its investments.

On October 26, 2007, the board of directors adopted a new common stock repurchase program, which ended the previous common stock repurchase program. This program was further modified on February 13, 2008. Under the new common stock repurchase program, the Company may purchase up to $100 million worth of its common stock over the twelve months ending October 25, 2008. From its inception on October 26, 2007 through March 31, 2008, the Company had repurchased 4.2 million shares of its stock for $50.6 million. On November 14, 2002 the Company announced a previous stock repurchase program. From that date until October 26, 2007, the Company repurchased, excluding shares purchased under a Dutch-auction, self-tender, 21.8 million shares of its common stock for an aggregate purchase price of $404.0 million (average price of $18.51 per share) under this repurchase program. The Company repurchased 0.6 million shares at an average $24.04 per share for an aggregate $13.9 million in 2007 and 12.1 million shares for an aggregate price of $231.5 million in fiscal 2006. Cash paid for repurchases was $50.6 million, $299.3 million and $233.8 million in fiscal 2008, 2007 and 2006, respectively.

Financing activities in fiscal 2008 used $163.1 million including $158.7 million in debt payments, dividends paid of $9.5 million and stock repurchases of $50.6 million offset by $47.9 million in sales of stock,. Financing activities in fiscal 2007 used $101.8 million including $178.1 million in net proceeds from debt and $33.5 million in sales of stock, offset by dividends paid of $18.2 million and stock repurchases of $299.3 million. Also included in financing activities in fiscal 2008 and 2007 was the tax benefit from stock options, warrants and restricted stock of $5.5 million and $4.1 million, respectively. Previously this amount was reported in operating activities but is now required to be reported in financing under SFAS 123R. Financing activities in fiscal 2006 used $61.8 million including $130.8 million in net proceeds from debt and $58.6 million in sales of stock, offset by dividends paid of $17.4 million and stock repurchases of $233.8 million as discussed above.

In each of the fiscal years 2008, 2007 and 2006, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction. The incurrence of this debt appears on the Consolidated Statements of Cash Flows under “supplemental cash flow information.” Acquisitions under capital leases and installment payment arrangements were $24.8 million in 2008 compared to $58.9 million in 2007 and $85.3 million in 2006, and construction and other financing was $11.0 million in 2008 compared to $18.4 million in 2007 and was $10.8 million in 2006. Assets acquired under a data obligation were $15.3 million in 2008. Software licenses acquired under software obligations were $0.5 million in 2008, $23.6 million in 2007 and $15.0 million in 2006. Payment of this debt in future periods will be reflected as a financing activity. The Company has also included details of its debt payments within the “supplemental cash flow” information.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $40 million due September 15, 2012 (see note 9 to the consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At March 31, 2008 there were no revolving credit borrowings outstanding and the Company had $200 million available under the credit agreement. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

Funded Software Arrangement

On December 29, 2005, the Company entered into a definitive Asset Purchase and License Agreement (the “Agreement”) with EMC Corporation (“EMC”). The Agreement provided, among other things, for the purchase by EMC of the Company’s information grid operating system software (the “Base Technology”) and for the grant of a perpetual license from EMC to the Company of the Base Technology and further developments for the Company’s continued use in connection with its business. The Company also licensed other ancillary related technology to EMC.

Under the terms of the Agreement, the parties worked together to further develop the Base Technology. EMC paid the Company $20 million in fiscal year 2006 and $10 million in fiscal 2007. The Agreement also gave EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the Agreement. EMC did not exercise the option and the parties have entered into an amendment under which EMC will pay the Company $2.0 million in cash during the first quarter of fiscal 2009, as well as providing future discounts for the purchase of equipment from EMC over the next four years. EMC is also to purchase at least $0.5 million in services from the Company over the next two years. The Agreement also requires the parties to refer business opportunities to each other whenever possible.

Payments received by Acxiom from EMC under the Agreement have offset previously capitalized software balances associated with development of the sold and licensed technology and additional amounts capitalized to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow. The reduction in the capitalized balance will reduce future amortization expense. The cash to be received from EMC under the amended agreement will be accounted for in the same way.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. The synthetic lease term for an aircraft expires in January 2011, with the Company having the option at the expiration to either purchase the aircraft at a fixed price, enter into a lease for an additional twelve-month period (with a nominal purchase price paid at the expiration of the renewal period), or return the aircraft in the condition and manner required by the lease. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.9 million at March 31, 2008. Since the inception of the facility, the total amount drawn under these synthetic operating lease facilities was $255.7 million, and as of March 31, 2008 the Company has a future commitment for lease payments of $24.6 million over the next ten years.

Subsequent to March 31, 2008, the Company terminated the lease for the above aircraft which was then sold by the lessor. Under the terms of the lease, the Company was required to pay the termination value of the lease, less the proceeds of the aircraft sale. As a result, the Company accrued a loss of $3.9 million included in gains, losses and other items in fiscal 2008. The cash payment will occur in the first quarter of fiscal 2009.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at March 31, 2008 was $4.8 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $7.2 million at March 31, 2008 and $10.2 million at March 31, 2007.

Effective February 4, 2008, John A. Meyer has become the Chief Executive Officer and President of the Company, pursuant to an employment agreement entered into between the Company and Mr. Meyer dated January 14, 2008.

Pursuant to the employment agreement, Mr. Meyer will serve as Chief Executive Officer and President of the Company until May 16, 2011, with the term renewable by the Company for one-year terms following the expiration of the initial term. Mr. Meyer will receive an initial base salary of $0.7 million per annum and will be eligible to receive a target cash bonus in an amount equal to 100% of his base salary and a maximum cash bonus of up to 200% of his base salary during each contract year, as determined pursuant to predetermined performance targets to be established by the independent members of the Company’s board of directors or the compensation committee of the board.

As an inducement to enter into the employment agreement and to replace benefits lost by Mr. Meyer in connection with his job change, Mr. Meyer received a $0.7 million cash signing payment.

Under the employment agreement, Mr. Meyer has been granted nonqualified stock options for 465,000 shares of the Company’s common stock and restricted stock units for 115,000 shares of the Company’s common stock. Additionally, during fiscal 2009, Mr. Meyer will receive performance share units in respect of 195,000 shares of the Company’s common stock, which units will vest subject to the terms and conditions of the awards based on one or more performance periods ending March 31, 2011.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2008 (dollars in thousands):

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease and installment payment obligations	$ 37,809	$ 21,300	$ 5,714	$ 900	$ 548	$ 10,327	$ 76,598
Software and data license liabilities	22,984	5,542	90	-	-	-	28,616
Warrant liability	-	-	-	-	-	1,542	1,542
Term Loan	6,000	6,000	6,000	303,000	190,000	-	511,000
Other long-term debt	2,466	2,064	13,208	1,449	2,405	5,219	26,811
Total long-term obligations	69,259	34,906	25,012	305,349	192,953	17,088	644,567
Synthetic aircraft leases	1,219	1,219	1,219	1,219	1,219	5,689	11,784
Synthetic equipment and furniture leases	8,837	3,849	125	-	-	-	12,811
Total synthetic operating leases	10,056	5,068	1,344	1,219	1,219	5,689	24,595
Equipment operating leases	2,415	898	435	80	-	-	3,828
Building operating leases	20,404	17,353	13,505	11,785	9,666	41,209	113,922
Partnerships building leases	2,155	1,645	1,599	1,599	1,599	1,732	10,329
Related party aircraft lease	75	-	-	-	-	-	75
Total operating lease payments	35,105	24,964	16,883	14,683	12,484	48,630	152,749
Operating software license obligations	4,789	5,191	1,674	1,674	837	-	14,165
Total operating lease and software license obligations	39,894	30,155	18,557	16,357	13,321	48,630	166,914
Total contractual cash obligations	$ 109,153	$ 65,061	$ 43,569	$ 321,706	$ 206,274	$ 65,718	$ 811,481

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Purchase commitments on synthetic aircraft leases	$ -	$ -	$ -	$ -	$ -	$ 2,251	$ 2,251
Purchase commitments on synthetic equipment and furniture leases	3,070	7,178	377	-	-	-	10,625
Other purchase commitments	37,566	15,342	12,030	11,164	9,157	21,197	106,456
Total purchase commitments	$ 40,636	$ 22,520	$ 12,407	$ 11,164	$ 9,157	$ 23,448	$ 119,332

The purchase commitments on the synthetic equipment, furniture and aircraft leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets. The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items. Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash. The above commitments relating to long-term obligations do not include future payments of interest. The Company estimates interest payments on debt and capital leases for fiscal 2009 of $41.4 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2008 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 10,626
Guarantees on certain partnership and other loans	4,808
Outstanding letters of credit	7,188

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $11.8 million as of March 31, 2008.

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

Acquisitions

On November 9, 2007, the Company entered into an agreement with Automatic Research, Inc., to purchase certain assets collectively known as MKTG. MKTG was one of five operating subsidiaries of Automatic Research Inc. MKTG is a traditional direct marketing operation that provides its customers with data processing, list sales and list management services. The acquisition extends offerings to markets with favorable growth that were not currently serviced by the Company. The Company paid $3.7 million for MKTG. There are no earnout arrangements or other contingencies related to this acquisition. The operations of MKTG are included in the consolidated results beginning November 9, 2007. The annual revenues of MKTG as of the date of acquisition are approximately $7.4 million.

On August 28, 2007, the Company acquired EchoTarget, Inc., an on-line behavioral targeting and ad-serving company based in New York. The Company paid $1.8 million net of cash acquired and executed a promissory note in the amount of $0.3 million which was paid March 31, 2008. The operations of EchoTarget are included in the consolidated results beginning September 1, 2007. The annual revenues of EchoTarget as of the date of acquisition are less than $0.5 million.

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company has also amended the deferred compensation arrangement to require payment of an additional $0.7 million through June 30, 2008. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue as of the date of acquisition is approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. The Company paid $9.5 million net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger, $1.0 million of which was paid on March 15, 2008. The remaining $0.3 million will be paid by March 15, 2009. Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007. During the quarter ended March 31, 2008, the Company shut down the remaining operations of Harbinger and recorded a charge of $9.5 million in gains, losses and other items.

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of The Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.7 million in cash for Equitec, and issued shares of the Company’s common stock with an approximate value of $3.6 million. The $18.3 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. Equitec’s results of operations are included in the Company’s consolidated results beginning January 1, 2007. Equitec’s annual revenue for the year prior to acquisition was approximately $11.3 million. The Company has accrued through costs of operations $1.5 million payable under the earnout agreement for 2008. The total remaining potentially payable for fiscal 2009 is $5.0 million.

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”) a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, and not including amounts payable pursuant to the terms and conditions of an earnout agreement. The Company paid an additional $2.4 million during the year ended March 31, 2006 relating to the earnout agreement and made a final earnout payment of $1.0 million in fiscal 2008. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues at the date of acquisition were approximately $18 million.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated digital marketing solutions and is based in Foster City, California. Management believes DI provides the Company with new digital services capabilities that are complementary to the Company’s existing service offerings. The Company paid approximately $106.8 million in cash for DI, net of cash acquired, and DI’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. DI’s total annual revenues at the date of acquisition were approximately $45 million.

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

The Company’s traditional direct marketing operations experience their lowest revenue in the first quarter. In order to minimize the impact of these fluctuations, the Company continues to seek long-term strategic partnerships with more predictable revenues. Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 74% in fiscal 2008 compared to 73% in fiscal 2007 and 71% in fiscal 2006.

Related Parties

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In a 1992 letter agreement, Acxiom agreed to use its best efforts to cause one person designated by TransUnion to be elected to Acxiom’s board of directors. TransUnion designated its CEO and President, Harry C. Gambill, who was appointed to fill a vacancy on the board in November 1992 and was elected at the 1993 annual meeting of stockholders to serve a three-year term. He was elected to serve additional three-year terms at subsequent annual stockholders meetings. He resigned from the board effective February 28, 2006 at which time transactions with TransUnion were no longer considered related-party transactions. Acxiom recorded revenue from TransUnion of $106.5 million in fiscal 2006.

See note 14 to the consolidated financial statements for additional information on certain relationships and related transactions.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Germany, Portugal, Poland, Australia and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company’s European operations had earnings of $0.4 million in fiscal 2008, earnings of $1.2 million in fiscal 2007, and net losses of $3.7 million in fiscal 2006. All three years include the impact of recording certain of the gains, losses and other items within European operations. The Australian and China operations had net losses of $1.5 million for fiscal 2008, $0.3 million for fiscal 2007 and $1.5 million for fiscal 2006.

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

The Company accounts for revenue arrangements with multiple elements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Elements.” EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition. Deferred revenue at March 31, 2008 was $64.1 million compared to $113.3 million at March 31, 2007. The decrease is primarily due to one significant outsourcing customer acquiring equipment under a new contract (effective April 1, 2007) for which the Company records revenue on a net basis. In the past, this customer purchased equipment along with services under an outsourcing arrangement and paid up front. The Company deferred both the cost and revenue and recognized both over the term of the services arrangement. The effect of this one customer decrease was approximately $32 million. In addition, due to the impairment of another outsourcing contract the Company reduced deferred revenue by $8.9 million (see note 2 to the consolidated financial statements).

In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate. The Company recognized revenue of $6.7 million in 2008, $9.6 million in 2007 and $15.8 million in 2006 for hardware and software where the Company has determined that up-front revenue recognition is appropriate.

In fiscal 2008, 2007 and 2006 all of the $6.7 million, $9.6 million and $15.8 million in revenue, respectively, noted above was recorded on a gross basis.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in accounts receivable were $30.3 million and $30.3 million, respectively, at March 31, 2008 and 2007.

The Company does not provide end-users with price-protection or rights of return. The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made. The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Software, Purchased Software Licenses, and Research and Development Costs – The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”) and the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred. Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. The Company recorded amortization expense and impairment charges related to internally developed computer software of $19.3 million in fiscal 2008, $19.1 million in fiscal 2007 and $27.0 million in fiscal 2006. Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization of $19.8 million in fiscal 2008, $19.1 million in fiscal 2007 and $15.6 million in fiscal 2006 were charged to operations during those years.

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term debt. Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years. The Company recorded amortization of purchased software licenses of $35.9 million in fiscal 2008, $45.0 million in fiscal 2007 and $43.6 million in fiscal 2006. Some of these purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements. Therefore, amortization lives are periodically reevaluated and, if necessary, adjusted to reflect current and future expected usage based on units-of-production amortization. Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract. While the Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

Capitalized software, including both purchased and internally developed, is reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value. In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product. A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value. During fiscal 2008, the Company recorded software impairment charges of $5.2 million. At March 31, 2008, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists. However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge. Additionally, should future project revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($170.8 million at March 31, 2008).

Valuation of Long-Lived Assets and Goodwill – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2008 the Company recorded impairment charges for long-lived assets associated with restructuring activities of $29.6 million, included in gains, losses and other items. In addition the Company recorded $43.6 million of asset impairment charges in cost of operations related to impaired capitalized contract costs. See note 2 to the consolidated financial statements. At March 31, 2008, the Company believes that no further impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations treated as purchase transactions.  Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed at least annually for impairment under a two-part test.  In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  The Company performs its annual goodwill impairment evaluation as of the beginning of its fiscal year.  The Company completed part one of an annual, two-part impairment analysis of its goodwill during the quarter ended June 30, 2007 as well as an additional impairment test completed as a result of the shut-down of the Harbinger operation and the related goodwill write-off during the quarter ended March 31, 2008, and has determined that no impairment of its goodwill existed as of the date of those tests.  Accordingly, step two of the goodwill impairment test was not required for fiscal 2008.  Changes in circumstances may require the Company to perform impairment testing on a more frequent basis.  No assurance can be given by the Company that additional impairment tests will not require a charge during future periods should circumstances indicate that the Company’s goodwill balances are impaired.

In completing step one of the tests and making the assessment that no potential impairment of the Company’s goodwill existed, management has made a number of estimates and assumptions.  In particular, the growth in revenue and margins and discount rates used by management in determining the fair value of each of the Company’s reporting units through a discounted cash flow analysis significantly affect the outcome of the impairment test, as well as numerous other factors.  Management has determined that it is appropriate to perform the goodwill impairment test at the reporting unit level, which is one step below the reportable segment level.  As a result, individual tests were performed for five reporting units that aggregate into the Company’s three reportable segments.  For each segment, management used growth and margin rates for the next fiscal year based on its internal budget for that year.  For future years management used growth rates and margin rates expected to occur in each of those components for the next four years, followed by an overall terminal value estimate.  Management used what it believes to be a conservative assumption for each significant estimate.  Management has used a discount rate of 12 percent for all components, representing an approximation of the Company’s weighted-average cost of capital, which resulted in an excess of fair value over the net assets of each of the Company’s reporting units.  However, if actual results prove to be worse than management’s estimates, or if in future periods management revises its estimates of future cash flows downward, the results of step one of the goodwill impairment test could, in the future, indicate that potential impairment does exist, requiring the Company to proceed to step two of the test and possibly recording an impairment of its goodwill.

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

Fully diluted shares outstanding and diluted earnings per share (“EPS”) include the effect of “in-the-money” stock options and warrants (calculated based on the average share price for the period) and restricted stock.

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

Deferred Costs and Data Acquisition Costs – The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements. Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins. These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit. In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts. All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement. During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur. Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks. If pricing is renegotiated, deferred costs are assessed for impairment.

The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of contracts with three different outsourcing customers, the Company performed a test for potential impairment of the related capitalized costs. The Company determined that the future cash flows relating to these renegotiated outsourcing contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded write-downs relating to the capitalized costs of these contracts. The combined $43.6 million charge is recorded in cost of operations in the accompanying condensed consolidated statement of operations and in the Corporate segment for segment disclosures. The charge included $46.0 million in deferred costs, $0.1 million in property and equipment, $2.5 million in other assets and an accrual of $4.0 million, offset by $8.9 million in deferred revenue.

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

The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which is from two to seven years. In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the type of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the “stale” data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

Restructuring – The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB 100”), and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. Under SFAS No. 146, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under SFAS 112, the Company records employee termination benefits when the termination benefits are probable and can be estimated. The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which would impact net income in the period any adjustment was recorded.

New Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for the Company for fiscal year 2010 and will be effective for business combinations entered into after April 1, 2009.

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

Forward-looking Statements

This document contains forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. The Company indicates these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

Forward-looking statements may include but are not limited to the following:

•	that the amounts for restructuring and impairment charges and accruals for litigation will be within estimated ranges;
•	that the cash flows used in estimating the recoverability of assets will be within the estimated ranges; and
•	that items which management currently believes are not material will continue to not be material in the future.

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•

the risk factors described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;
•	the possibility that the integration of acquired businesses may not be as successful as planned;
•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;
•	the possibility that sales cycles may lengthen;
•	the possibility that we won’t be able to properly motivate our sales force or other associates;
•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;
•	the possibility that we won’t be able to continue to receive credit upon satisfactory terms and conditions;
•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;
•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;
•	the possibility that we won’t be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment of internal control over financial reporting identified material weaknesses in internal control over financial reporting. The Company’s policies and procedures to estimate performance completed for information services contracts were not designed to provide sufficient support for the recognition of revenue under U.S. generally accepted accounting principles. In addition the Company’s policies and procedures for classification of cash flow activities were not sufficient to properly classify additions to deferred costs as an operating cash flow activity. These material weaknesses resulted in a restatement described in note 19 to the Company’s consolidated financial statements.

Because of the material weaknesses described in the paragraph above, management determined that, as of March 31, 2008 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework issued by COSO.

KPMG LLP, our independent registered public accounting firm, that audited the financial statements included in this annual report has issued an audit report, appearing on the following page, on our internal control over financial reporting in which they expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of March 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited Acxiom Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

The Company did not have effective policies and procedures to apply the appropriate revenue recognition criteria under U.S. generally accepted accounting principles relating to certain types of customer contracts;

•	The Company did not maintain effective controls over the preparation and review of the consolidated statement of cash flows relating to deferred costs.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Acxiom Corporation and subsidiaries have not maintained effective internal control over financial reporting as of March 31, 2008, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated May 30, 2008, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

May 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in note 19 to the consolidated financial statements, the Company has restated their consolidated balance sheet as of March 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended March 31, 2007 and 2006.

As discussed in Note 1 to the consolidated financial statement, during 2007, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

May 30, 2008

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND 2007

(Dollars in thousands)

	2008	2007 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$ 62,661	$ 37,776
Trade accounts receivable, net, including receivable from related parties of $882 in 2008 and $821 in 2007	216,462	234,511
Deferred income taxes	44,211	41,850
Refundable income taxes	16,080	7,657
Other current assets	45,645	59,252
Total current assets	385,059	381,046
Property and equipment, net of accumulated depreciation and amortization	266,269	312,292
Software, net of accumulated amortization of $152,151 in 2008 and $134,183 in 2007	59,263	44,289
Goodwill	484,796	522,046
Purchased software licenses, net of accumulated amortization of $370,849 in 2008 and $300,674 in 2007	111,574	151,326
Deferred costs, net	90,707	137,684
Data acquisition costs, net	51,566	35,398
Other assets, net	22,621	39,993
	$ 1,471,855	$ 1,624,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 69,259	$ 106,921
Trade accounts payable	45,749	54,808
Accrued expenses
Payroll	39,061	33,663
Other	121,441	79,078
Deferred revenue	64,116	113,318
Total current liabilities	339,626	387,788
Long-term debt	575,308	648,879
Deferred income taxes	51,429	97,926
Other liabilities	4,980	-
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 114.3 million and 111.4 million shares at March 31, 2008 and 2007, respectively)	11,428	11,145
Additional paid-in capital	779,815	718,336
Retained earnings	413,758	431,014
Accumulated other comprehensive income	33,976	17,526
Treasury stock, at cost (37.0 million and 32.9 million shares at March 31, 2008 and 2007, respectively)	(738,465)	(688,540)
Total stockholders' equity	500,512	489,481
	$ 1,471,855	$ 1,624,074
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share amounts)

	2008	2007 (Restated)	2006 (Restated)

Revenue:
Services, including revenue from related parties of $2.6 million in 2008, $2.2 million in 2007 and $107.4 million in 2006	$ 1,049,790	$ 1,056,478	$ 1,008,754
Data	334,289	334,033	320,019
Total revenue	1,384,079	1,390,511	1,328,773
Operating costs and expenses
Cost of revenue
Services	858,173	806,991	778,490
Data, including related party expense of $16.3 million in 2006	229,587	206,629	201,950
Total cost of revenue	1,087,760	1,013,620	980,440
Selling, general and administrative	219,721	213,849	211,541
Gains, losses and other items, net	36,352	8,897	9,504
Total operating costs and expenses	1,343,833	1,236,366	1,201,485
Income from operations	40,246	154,145	127,288
Other income (expense):
Interest expense	(51,230)	(46,632)	(28,744)
Other, net	1,223	5,933	2,005
Total other income (expense)	(50,007)	(40,699)	(26,739)
Earnings (loss) before income taxes	(9,761)	113,446	100,549
Income tax expense (benefit)	(1,981)	45,573	38,774
Net earnings (loss)	$ (7,780)	$ 67,873	$ 61,775

Earnings (loss) per share:
Basic	$ (0.10)	$ 0.82	$ 0.71
Diluted	$ (0.10)	$ 0.80	$ 0.68

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED MARCH 31, 2008, 2007 AND 2006

Common Stock	Treasury stock

(Dollars in thousands)

	Number of shares	Amount	Additional paid-in capital	Unearned stock-based compensation	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Total stockholders’ equity
Balances at March 31, 2005 as previously reported	104,400,161	$ 10,440	$ 588,156	$ -		$ 363,556	$ 12,616	(9,187,086)	$ (159,934)	$ 814,834
Restatement to net income prior to March 31, 2005	-	-	-	-		(26,610)	-	-	-	(26,610)
Balances at March 31, 2005 as restated	104,400,161	$ 10,440	$ 588,156	$ -		$ 336,946	$ 12,616	(9,187,086)	$ (159,934)	$ 788,224
Employee stock awards, benefit plans and other issuances	5,057,991	506	59,466	-	-	-	-	(51,304)	(1,358)	58,614
Tax benefit of stock options and warrants	-	-	19,097	-	-	-	-	-	-	19,097
Acquisition of Digital Impact, Inc.	-	-	10,632	(3,091)	-	-	-	-	-	7,541
Amortization of unearned stock-based compensation	-	-	-	1,150	-	-	-	-	-	1,150
Non-cash share-based compensation			163	-						163
Warrant exercise	-	-	(488)	-	-	-	-	33,901	488	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(12,105,133)	(231,533)	(231,533)
Dividends	-	-	-	-	-	(17,406)	-	-	-	(17,406)
Comprehensive income:
Foreign currency translation	-	-	-	-	(10,405)	-	(10,405)	-	-	(10,405)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(6)	-	(6)	-	-	(6)
Net earnings, as restated	-	-	-	-	61,775	61,775	-	-	-	61,775
Total comprehensive income, as restated					$ 51,364
Balances at March 31, 2006 as restated	109,458,152	$ 10,946	$ 677,026	$ (1,941)		$ 381,315	$ 2,205	(21,309,622)	$ (392,337)	$ 677,214
Employee stock awards, benefit plans and other issuances	1,962,617	196	33,878	-	-	-	-	(13,838)	(610)	33,464
Tax benefit of stock options, warrants and restricted stock	-	-	4,142	-	-	-	-	-	-	4,142
Implementation of SFAS 123R	-	-	(1,941)	1,941	-	-	-	-	-	-
Non-cash share-based compensation	-	-	3,823	-	-	-	-	-	-	3,823
Restricted stock units vested	25,000	3	(3)	-	-	-	-	-	-	-
Warrant exercise	-	-	(110)	-	-	-	-	7,668	110	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(11,687,081)	(297,792)	(297,792)
Acquisition of Equitec	-	-	1,521	-	-	-	-	140,735	2,089	3,610
Dividends	-	-	-	-	-	(18,174)	-	-	-	(18,174)
Comprehensive income:
Foreign currency translation	-	-	-	-	15,228	-	15,228	-	-	15,228
Unrealized loss on marketable securities, net of tax	-	-	-	-	93	-	93	-	-	93
Net earnings, as restated	-	-	-	-	67,873	67,873	-	-	-	67,873
Total comprehensive income, as restated	-	-	-	-	$ 83,194
Balance at March 31, 2007 as restated	111,445,769	$ 11,145	$ 718,336	$ -		$ 431,014	$ 17,526	(32,862,138)	$ (688,540)	$ 489,481
Employee stock awards, benefit plans and other issuances	2,706,966	270	47,631	-	-	-	-	2,704	42	47,943
Tax benefit of stock options, warrants and restricted stock	-	-	5,513	-	-	-	-	-	-	5,513
Non-cash share-based compensation	-	-	8,348	-	-	-	-	38,352	584	8,932
Restricted stock units vested	127,864	13	(13)	-	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(4,175,154)	(50,551)	(50,551)
Dividends	-	-	-	-	-	(9,476)	-	-	-	(9,476)
Comprehensive income:
Foreign currency translation	-	-	-	-	16,568	-	16,568	-	-	16,568
Unrealized loss on marketable securities, net of tax	-	-	-	-	(118)	-	(118)	-	-	(118)
Net (loss)	-	-	-	-	(7,780)	(7,780)	-	-	-	(7,780)
Total comprehensive income	-	-	-	-	$ 8,670
Balances at March 31, 2008	114,280,599	$ 11,428	$ 779,815	$ -		$ 413,758	$ 33,976	(36,996,236)	$ (738,465)	$ 500,512

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007 (Restated)	2006 (Restated)

Cash flows from operating activities:
Net earnings (loss)	$ (7,780)	$ 67,873	$ 61,775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash impact of restructuring	72,503	-	-
Depreciation, amortization and impairment of long-lived assets	272,792	229,566	231,137
Gain on disposal of assets, net	(9)	(1,718)	(1,797)
Deferred income taxes	(2,135)	14,369	17,451
Income tax benefit of stock options and warrants exercised	-	-	19,097
Non-cash share-based compensation expense	8,932	3,823	1,313
Changes in operating assets and liabilities:
Accounts receivable	14,781	(25,515)	(17,367)
Deferred costs	(32,538)	(41,581)	(43,524)
Other assets	8,653	(19,101)	(26,197)
Accounts payable and other liabilities	(17,258)	3,960	(15,148)
Deferred revenue	(50,135)	(13,305)	5,569
Net cash provided by operating activities	267,806	218,371	232,309
Cash flows from investing activities:
Proceeds received from the disposition of operations	14,250	-	4,844
Proceeds received from the disposition of assets	-	-	5,123
Payments received from investments	3,603	2,758	3,760
Capitalized software development costs	(33,345)	(27,443)	(21,903)
Capital expenditures	(21,600)	(14,225)	(6,848)
Cash collected from the sale and license of software	-	10,000	20,000
Data acquisition costs	(32,163)	(25,106)	(26,930)
Net cash paid in acquisitions	(11,235)	(33,067)	(144,626)
Net cash used in investing activities	(80,490)	(87,083)	(166,580)
Cash flows from financing activities:
Proceeds from debt	2,127	649,756	437,870
Payments of debt	(158,699)	(471,670)	(307,120)
Dividends paid	(9,476)	(18,174)	(17,406)
Sale of common stock	47,943	33,464	58,614
Acquisition of treasury stock	(50,551)	(299,301)	(233,770)
Income tax benefit of stock options, warrants and restricted stock	5,513	4,142	-
Net cash used in financing activities	(163,143)	(101,783)	(61,812)
Effect of exchange rate changes on cash	712	566	(397)
Net increase in cash and cash equivalents	24,885	30,071	3,520
Cash and cash equivalents at beginning of period	37,776	7,705	4,185
Cash and cash equivalents at end of period	$ 62,661	$ 37,776	$ 7,705
See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007	2006
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 51,669	$ 46,645	$ 27,958
Income taxes	7,979	37,596	4,185
Payments on capital leases and installment payment arrangements	69,706	76,135	72,232
Payments on software and data license liabilities	31,819	26,897	29,069
Prepayment of debt	30,000	50,000	-
Other debt payments, excluding line of credit	25,047	10,235	9,302
Revolving credit payments	2,127	308,403	196,517
Noncash investing and financing activities:
Common stock, options, and warrants issued for acquisitions	-	3,610	7,541
Enterprise software licenses acquired under software obligation	513	23,571	14,950
Acquisition of property and equipment under capital leases and installment payment arrangements	24,841	58,928	85,261
Disposal of asset under financing	(5,304)	-	-
Construction and other financing	11,025	18,380	10,772
Assets acquired under data obligation	15,306	-	-
Note payable issued in acquisition	300	1,300	-
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

At Acxiom (“Acxiom” or “the Company”) (Nasdaq: ACXM), we make information intelligent for many of the world’s leading companies to help them solve some of their most complex marketing problems.  Our products, services and thought leadership enable them to acquire new customers, retain their most valuable customers, communicate with customers in the methods and times they prefer, and make profitable marketing and business decisions.  Acxiom’s unmatched customer insight is achieved by blending the world’s largest repository of consumer data, award-winning technology and analytics, multi-channel expertise, privacy leadership, and superior knowledge of a wide spectrum of industries. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia and China.

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

Use of Estimates -

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Areas in which significant judgments and estimates are used include projected cash flows associated with recoverability of assets, restructuring and impairment accruals, and litigation loss accruals.

New Accounting Pronouncements-

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

The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The intent of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for Acxiom as of April 1, 2008. The Company does not currently hold the types of assets and liabilities covered under the scope of this statement; therefore management does not expect the financials will be impacted by this pronouncement.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Cash and Cash Equivalents -

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below. Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $30.3 million and $30.3 million, respectively, at March 31, 2008 and 2007.

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $4.1 million and $10.9 million as of March 31, 2008 and 2007, respectively (see note 5). The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit’s estimated fair value. In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2007, as well as an additional impairment test completed as a result of the shut-down of the Harbinger operation and the related goodwill write-off during the quarter ended March 31, 2008, indicated that no potential impairment of its goodwill balances exists. The Company expects to complete its next annual impairment test during the quarter ending June 30, 2008.

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

Unbilled and Notes Receivable -

Unbilled and notes receivable are from the sales of software, services, data licenses, equipment sales and from the sale of divested operations, net of the current portions of such receivables. Certain, but not all, of the unbilled and notes receivable from software, services, data licenses and equipment sales have no stated interest rate and have been discounted using an imputed interest rate, generally 5% to 8%, based on the customer, type of agreement, collateral and payment terms. The term of these notes is generally three years or less. This discount is being recognized into income using the interest method and the interest income is included as a component of “other, net” in the accompanying consolidated statements of operations. Cash flows from unbilled and notes receivable are reported in operating cash flows as a change in other assets. The current portion of unbilled and notes receivable is included in other current assets and the noncurrent portion is included in other assets.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Deferred Costs and Data Acquisition Costs -

The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements. Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT outsourcing arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins. These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit. In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts. All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement. During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur. Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks. If pricing is renegotiated, deferred costs are assessed for impairment.

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

Marketable and Non-marketable Securities -

Other assets include the Company’s investment in marketable and non-marketable securities of $1.5 million and $4.3 million as of March 31, 2008 and 2007, respectively. The Company has classified its marketable securities as available for sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Investments in non-marketable equity securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary. The fair values of non-marketable equity securities are determined based on quoted market prices. If quoted market prices are not available, fair values are estimated based on an evaluation of numerous indicators including, but not limited to, offering prices of recent issuances of the same or similar equity instruments, quoted market prices for similar companies and comparisons of recent financial information, operating plans, budgets, market studies and client information to the information used to support the initial valuation of the investment. The Company considers several factors to determine whether a decline in the fair value of a non-marketable equity security is other than temporary, including the length of time and the extent to which the fair value has been less than carrying value, the financial condition of the investee, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow a recovery in value.

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

The Company accounts for revenue arrangements with multiple elements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Elements.” EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements.

The Company accounts for all elements under its database management and IT outsourcing arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Concentration of Credit Risk -

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts, unbilled and notes receivable. The Company’s receivables are from a large number of customers. Accordingly, the Company’s credit risk is affected by general economic conditions. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Income Taxes -

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

The Company provides for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Valuation allowances are recorded to reduce deferred tax assets to an amount whose realization is more likely than not. In determining the recognition of uncertain tax positions, the Company applies a more-likely-than-not recognition threshold and determines the measurement of uncertain tax positions considering the amounts and probabilities of the outcomes that could be realized upon ultimate settlement with taxing authorities. Income taxes payable are classified in the accompanying consolidated balance sheets based on their estimated payment date.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109”, effective April 1, 2007. See note 13 for additional information related to this new standard.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Foreign Currency Translation -

The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of earnings are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income.

Advertising Expense -

The Company expenses advertising costs as incurred. Advertising expense was approximately $10.1 million, $9.2 million and $6.7 million for the years ended March 31, 2008, 2007 and 2006, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

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

Loss Contingencies and Legal Expenses -

The Company records a liability for loss contingencies when the liability is probable and reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Earnings (Loss) per Share-

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	2008	2007 (Restated)	2006 (Restated)
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ (7,780)	$ 67,873	$ 61,775
Denominator – weighted-average shares outstanding	79,123	82,564	87,557
Basic earnings (loss) per share	$ (0.10)	$ 0.82	$ 0.71
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ (7,780)	$ 67,873	$ 61,775
Denominator:
Weighted-average shares outstanding	79,123	82,564	87,557
Dilutive effect of common stock options, warrants, and restrictive stock as computed under the treasury stock method	-	2,115	2,732
	79,123	84,679	90,289
Diluted earnings (loss) per share	$ (0.10)	$ 0.80	$ 0.68

Due to the net loss incurred by the Company, the effect of options, warrants and restricted stock of 1.1 million shares was excluded from the earnings per share calculation for fiscal 2008 since the impact on the calculation was anti-dilutive. In addition options, warrants and restricted stock units to purchase shares of common stock that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2008	2007	2006
Number of shares outstanding under options, warrants and restricted stock units	7,903	3,590	6,970
Range of exercise prices for options and warrants	$13.24-$268.55	$24.24-$268.55	$22.10 - $268.55

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Share-based Compensation Plans

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2008.

The Company’s 2005 Equity Compensation Plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in applicable grant documents. In the future, the Company expects to grant restricted stock awards, stock options and performance-based awards.

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

Prior to April 2006, the Company accounted for its stock options under the intrinsic value provisions of APB 25. Had compensation cost for options granted been determined on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS 123 prior to its revision, the Company’s consolidated net earnings would have been reduced to the following unaudited pro forma amounts for the year ended March 31, 2006 (in thousands, except per share amounts):

2006 (Restated)
Net earnings, as reported	$ 61,775
Plus: stock-based employee compensation expense included in determination of net income, net of income tax benefit	814
Less: stock-based employee compensation expense under fair value based method, net of income tax benefit	(2,650)
Pro forma net earnings	$ 59,939
Earnings per share:
Basic – as reported	$ 0.71
Basic – pro forma	$ 0.68
Diluted – as reported	$ 0.68
Diluted – pro forma	$ 0.66

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Restructuring

The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB 100”), and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. Under SFAS No. 146, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under SFAS 112, the Company records employee termination benefits when the termination benefits are probable and can be estimated. The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which would impact net income in the period any adjustment was recorded.

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB. 100”), and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. The following table summarizes the restructuring activity for the years ended March 31, 2006, 2007 and 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Fiscal year 2006 restructuring plan amount	6,800	3,687	2,478	12,965
Payments	(5,593)	(1,944)	(2,219)	(9,756)
March 31, 2006	$ 1,207	$ 1,743	$ 259	$ 3,209
Fiscal year 2007 restructuring plan amount	2,500	-	-	2,500
Payments	(1,414)	(232)	(115)	(1,761)
March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Fiscal year 2008 restructuring plan amount	17,850	26,509	570	44,929
Adjustments	157	(749)	(112)	(704)
Payments	(6,652)	(391)	(245)	(7,288)
March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885

The above balances are included in accrued expenses on the consolidated balance sheet.

Restructuring Plans

In fiscal 2008, the Company recorded a total of $75.1 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $19.3 million, lease accruals of $19.0 million, contract accruals of $6.7 million, asset disposal and write-offs of $29.6 million, and other related costs of $0.5 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

2.          RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The associate-related payments of $19.3 million relate to approximately 592 associates in the United States and Europe who either have been terminated or are to be terminated. These accruals were evaluated under SFAS 112 which governs employers’ accounting for post employment benefits. The Company provides benefits to terminated employees under a substantive plan which provides benefits to the terminated associates based on their years of service to the Company. The total also includes amounts calculated under SFAS 146 paid to persons who retired in conjunction with the workforce reduction and to persons who had employment contracts with the Company which determined how much they were to be paid upon termination. Of the $19.3 million accrued, $13.0 million remained accrued as of March 31, 2008. These costs are expected to be paid out in fiscal 2009.

The lease accruals of $19.0 million were evaluated under SFAS 146, which governs exit costs. SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. On or before March 31, 2008, the Company ceased using certain leased office facilities. The Company intends to attempt to sublease those facilities to the extent possible. Under SFAS 146, the Company has established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.

The contract accruals of $6.7 million were evaluated under SFAS 146 which requires that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms. Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts. The amount accrued represents the estimated termination payments, which are expected to be paid during fiscal 2009.

The asset disposal and write-offs of $29.6 million include $7.6 million to write off goodwill and $1.9 million to write off other intangible assets related to the Harbinger acquisition (see note 3). In the fourth quarter of fiscal 2008, the Company completely shut down the operations of Harbinger because this acquisition had not performed in accordance with the Company’s expectations since its acquisition March 15, 2007. Because this business was never integrated into the Company’s operations, the entire amount of goodwill related to the acquisition was written off upon the closing of the Harbinger operations. The other intangible assets were tested for impairment under Statement of Financial Accounting Standards No. 144. Since the intangible assets do not generate any cash flow, they were determined to be fully impaired.

The asset disposal write-offs also include a $10.2 million loss on disposal of a software asset which was sold during the fourth quarter of fiscal 2008. The Company had an over-capacity of software licenses relating to a particular software agreement. The supplier of the software agreed to purchase the excess software license capacity from the Company in return for providing software maintenance to the Company for other software. The loss represents the excess of the carrying value of the software over the fair value of the software maintenance received.

Other asset disposal write-offs included $3.8 million of assets, primarily furniture and leasehold improvements that were abandoned and written off as a result of exiting leased buildings and contracts referred to above, and $6.1 million in write-offs related primarily to abandoned software products. All of these assets were evaluated under Statement of Financial Accounting Standards No. 144, which requires the Company to test assets for impairment whenever events or changes in circumstances indicate that the asset may be impaired. In each of these cases, there was a triggering event during the fourth quarter of fiscal 2008 which required the Company to test the asset for impairment. In order to test the asset for impairment, the Company estimated future cash flows for the asset, and if the future cash flows were not enough to recover the carrying value of the asset, the asset was written down to its estimated fair value. In most of these cases, the fair value was zero and the asset was completely written off.

The other related costs of $0.5 million are primarily moving costs associated with the closing of the leased facilities referred to above.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

In March 2007, the Company recorded a total of $2.5 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The charges included $1.5 million in severance and other associate-related reserves for payments to be made to approximately 105 associates who were notified in March 2007 that they were to be involuntarily terminated and $0.3 million in fees paid to terminate contract workers. Separately, the Company recorded $0.7 million for contract termination fees to a former senior executive. At March 31, 2007, the total accrued costs were $1.6 million, which had all been paid by March 31, 2008.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The charges included $6.8 million in severance and other associate-related reserves for payments to be made to approximately 160 associates who were notified during the quarter that they were to be involuntarily terminated; $3.7 million in lease termination costs or costs to be incurred after exiting certain leased facilities; and $2.5 million in other costs including the write-off of certain non-productive assets and other contract termination costs. The table above includes the portion of the above charges which are yet to be paid as of March 31, 2008. The remaining accrued costs of $1.1 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one continues through fiscal 2012.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. For fiscal 2008, the Company incurred transaction related expenses of $17.7 million which are included in gains, losses and other items. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items in fiscal 2008.

Leased Asset Disposal

During the year ended March 31, 2008, the Company entered into an agreement to dispose of a leased aircraft. Under the terms of the lease, the Company was required to make a termination payment to the lessor and the lessor sold the asset and paid the proceeds to the Company. The Company has recorded $2.5 million expense in gains, losses and other items, for the net payment to terminate the lease and dispose of the asset.

During the year ended March 31, 2008, the Company entered into an agreement to dispose of another leased aircraft. Under the terms of the lease, the Company is required to make a termination payment to the lessor and the lessor will sell the aircraft and pay the proceeds to the Company. The Company has recorded $3.9 million expense in gains, losses and other items, for the net payment to terminate the lease and dispose of the asset.

During fiscal 2006 the Company disposed of another leased aircraft. Under the terms of the lease, the Company was entitled to the proceeds of the sale, less the termination value of the lease. The Company recorded a $1.5 million gain in gains, losses and other items for the net proceeds received.

Retirement Payment

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board. Under the agreement, the Company paid $3.0 million. Subsequent to the selection of a successor, the Company will also pay the retiring officer $0.5 million per year for consulting services for approximately three years. The successor officer was hired, effective February 4, 2008. The Company has accrued the present value of the remaining payments under this contract as of March 31, 2008 because management does not intend to use the consulting services after March 31, 2008. The expense for this agreement is included in the associate-related accruals of $19.3 million referred to above.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

2.          RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2008	2007	2006
Terminated merger expense	$ 17,689	$ -	$ -
Merger termination fee	(65,000)	-	-
Retirement payment	3,000	-	-
Gain on disposition of operations in France (note 4)	(3,157)	-	-
Spain operation closure	(1,622)	6,622	-
Loss on divestitures	-	-	1,326
Leased airplane disposals	6,445	-	(1,548)
Gain on sale of building	-	-	(2,787)
Legal contingency (note 11)	4,000	-	-
Restructuring plan charges and adjustments	75,147	2,500	12,965
Other	(150)	(225)	(452)
	$ 36,352	$ 8,897	$ 9,504

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of contracts with three different outsourcing customers during fiscal 2008 the Company performed a test for potential impairment of the related capitalized costs. The Company determined that the future cash flows relating to these renegotiated outsourcing contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded write-downs relating to the capitalized costs of these contracts. The combined $43.6 million charge is recorded in cost of operations in the accompanying condensed consolidated statement of operations and in the Corporate segment for segment disclosures. The assets written down included $46.0 million in deferred costs, $0.1 million in property and equipment, $2.5 million in other assets and an accrual of $4.0 million, offset by $8.9 million in deferred revenue.

3.	ACQUISITIONS:

On November 9, 2007, the Company entered into an agreement with Automatic Research, Inc., to purchase certain assets collectively known as MKTG. MKTG is one of five operating subsidiaries of Automatic Research Inc. MKTG is a traditional direct marketing operation that provides its customers with data processing, list sales and list management services. The acquisition extends offerings to markets with favorable growth that were not previously serviced by the Company. The Company paid $3.7 million for MKTG. There are no earnout agreements or other contingencies related to this acquisition. The operations of MKTG are included in the consolidated results beginning November 9, 2007. The annual revenues of MKTG are approximately $7.4 million. Due to the immateriality to the consolidated results, no pro forma disclosures have been included.

On August 28, 2007, the Company acquired EchoTarget, Inc., an on-line behavioral targeting and ad-serving company based in New York. The Company paid $1.8 million net of cash acquired and executed a promissory note in the amount of $0.3 million which was paid March 31, 2008. The operations of EchoTarget are included in the consolidated results beginning September 1, 2007. The annual revenues of EchoTarget are less than $0.5 million. Due to the immateriality to the consolidated results, no pro forma disclosures have been included.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

3.	ACQUISITIONS (continued):

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company has also amended the deferred compensation arrangement to require payment of an additional $0.8 million through June 30, 2008. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue is approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. The Company paid $9.5 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger, $1.0 million of which was paid as of March 31, 2008. The remaining $0.3 million will be paid by March 15, 2009. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented. Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007. During the quarter ended March 31, 2008, the Company shut down the operations of Harbinger and recorded charges of $9.5 million in gains, losses and other items for the write-off of goodwill and other intangible assets. The Company also accrued $1.1 million of exit costs, primarily lease accruals discussed in note 2.

On December 29, 2006, the Company completed the acquisition of certain assets of the Equitec division of Henry Group, Ltd. (“Equitec”), a consulting and analytics company headquartered in Cleveland, Ohio. The Company paid approximately $14.7 million in cash for Equitec, and issued shares of the Company’s common stock with an approximate value of $3.6 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented. The $18.3 million purchase price paid for Equitec does not include amounts, if any, payable pursuant to the terms and conditions of an earnout agreement based on Equitec’s achievement of certain operating targets over the period ending March 31, 2009. Equitec’s results of operations are included in the Company’s consolidated results beginning January 1, 2007. Equitec’s annual revenue for the year prior to the acquisition was approximately $11.3 million. The Company has accrued through costs of operations $1.5 million payable under the earnout agreement for 2008. The total remaining potentially payable for fiscal 2009 is $5.0 million.

In August 2005, the Company completed the acquisition of InsightAmerica, Inc. (“IA”), a privately held company based in Broomfield, Colorado. IA specializes in fraud prevention and risk mitigation services. The Company paid approximately $34.6 million in cash for IA, net of cash acquired, which does not include payments made under an earnout agreement. The Company paid an additional $2.4 million during fiscal 2006 relating to the earnout agreement and made a final earnout payment of $1.0 million in fiscal 2008. IA’s results of operations are included in the Company’s consolidated results beginning August 1, 2005. IA’s total annual revenues for their fiscal year ended December 31, 2004 were approximately $18 million. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

In May 2005, the Company completed the acquisition of Digital Impact, Inc. (“DI”). DI is a provider of integrated digital marketing solutions and is based in Foster City, California. Management believes DI provides the Company with new capabilities that are complementary to the Company’s previous service offerings. The Company paid approximately $106.8 million in cash for DI, net of cash acquired. DI’s results of operations are included in the Company’s consolidated results beginning May 1, 2005. DI’s total annual revenues were approximately $45 million at the date of purchase. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

3.	ACQUISITIONS (continued):

In fiscal 2004, the Company completed the acquisition of the Claritas Europe group of companies for approximately $38.0 million, net of cash acquired. The purchase price was finalized in an October 2007 agreement between the parties which finalized all components of the purchase price calculation. The agreement resulted in a $0.4 million payment from the Company to VNU (the former owner). The settlement was $2.0 million less than the amount the Company had previously accrued, which was adjusted to goodwill in fiscal 2008.

The following table shows the allocation of MKTG, EchoTarget, Kefta, Harbinger, Equitec, IA and DI purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	MKTG	EchoTarget	Kefta	Harbinger	Equitec	IA	DI
Assets acquired:
Cash	$ -	$ 13	$ 75	$ 74	$ -	$ 541	$ 27,025
Goodwill	2,318	2,089	8,444	7,652	14,100	30,085	101,127
Other intangible assets	800	-	2,870	2,375	4,100	7,000	20,800
Other current and noncurrent assets	1,228	87	447	1,308	79	6,716	14,390
	4,346	2,189	11,836	11,409	18,279	44,342	163,342
Accounts payable, accrued expenses and capital leases assumed	689	32	1,323	559	-	5,850	17,236
Net assets acquired	3,657	2,157	10,513	10,850	18,279	38,492	146,106
Less:
Cash acquired	-	13	75	74	-	541	27,025
Common stock issued	-	-	-	-	3,610	-	-
Promissory note	-		-	300	-	-	-
Accrued liabilities	-	-	395	-	-	-	-
Issuance of vested stock options	-	-	-	-	-	-	7,541
Payments to be made for restricted stock	-	-	-	-	-	-	4,768
Net cash paid	$ 3,657	$ 2,144	$ 10,043	$ 10,476	$ 14,669	$ 37,951	$ 106,772

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

3.          ACQUISITIONS (continued):

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. Amortization lives for those intangibles range from two years to seven years. The following table shows the amortization activity of these intangible assets (dollars in thousands):

	2008	2007	2006
Database assets, gross	$ 10,040	$ 10,040	$ 10,040
Accumulated amortization	(9,751)	(8,790)	(5,910)
Net database assets	$ 289	$ 1,250	$ 4,130

Developed technology assets, gross	$ 18,100	$ 14,700	$ 14,700
Accumulated amortization	(8,996)	(5,423)	(2,532)
Net developed technology assets	$ 9,104	$ 9,277	$ 12,168

Customer/trademark assets, gross	$ 24,595	$ 22,813	$ 17,652
Accumulated amortization	(12,600)	(7,066)	(3,803)
Net customer/trademark assets	$ 11,995	$ 15,747	$ 13,849

Total intangible assets, gross	$ 52,735	$ 47,553	$ 42,392
Total accumulated amortization	(31,347)	(21,278)	(12,245)
Net intangible assets	$ 21,388	$ 26,275	$ 30,147

Amortization expense	$ 10,069	$ 9,033	$ 8,240

The following table shows a projection of amortization expense associated with the above assets for the next five years (dollars in thousands):

Year ending March 31,	Projected amortization expense
2009	$ 7,183
2010	6,450
2011	3,948
2012	3,194
2013	613

None of the amounts allocated to goodwill or other intangible assets for the EchoTarget, Kefta, Harbinger, IA or DI acquisitions are deductible for tax purposes. The amounts allocated to intangible assets and goodwill for the MKTG and Equitec acquisitions are expected to be deductible. The allocation of purchase price for the MKTG acquisition is subject to adjustment as the Company makes the final determination of the fair values assigned to acquired assets and liabilities.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

3.          ACQUISITIONS (continued):

As a result of the DI, Claritas Europe and Consodata acquisitions, management has formulated plans to consolidate certain facilities, eliminate duplicative operations, and terminate or relocate certain associates. The Company recorded aggregate accruals in other accrued liabilities of $15.4 million as of the purchase date of the Claritas Europe and Consodata acquisitions (acquired in fiscal 2004) for the estimated costs of the integration process, including lease termination costs, costs of terminating or relocating associates, and for other contract termination costs. The table below shows adjustments to and payments of these accruals during the years ended March 31, 2008 and 2007. Any future adjustments to these plans may result in future expense or in decreases to the goodwill recorded for the acquisitions. The remaining reserves are expected to be paid in the next fiscal year.

(dollars in thousands)	Associate-related reserves	Lease and related reserves	Other contract termination reserves	Total
Balance at March 31, 2006	$ 1,161	$ 4,879	$ 1,283	$ 7,323
Adjustments	(115)	(116)	-	(231)
Payments	(836)	(3,803)	(199)	(4,838)
Change in foreign currency translation adjustment	43	259	121	423
Balance at March 31, 2007	$ 253	$ 1,219	$ 1,205	$ 2,677
Adjustments	(53)	8	(1,017)	(1,062)
Payments	(14)	(880)	(241)	(1,135)
Change in foreign currency translation adjustment	38	134	67	239
Balance at March 31, 2008	$ 224	$ 481	$ 14	$ 719

4.	DIVESTITURES:

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations from the goodwill of the Information Products segment based on the relative fair value of the disposed operations to the international component of the Information Products segment. Also, included in the gain calculation was a $1.3 million accrual for exit activities. At March 31, 2008, $1.1 million remained accrued in other accrued liabilities. The ultimate gain on the disposal is subject to adjustment once the parties complete an agreement as to the final working capital. The gain recorded is net of an estimated $0.9 million adjustment to the final working capital. The final agreement on working capital is expected to occur in the first quarter of fiscal 2009. The annual revenue associated with the GIS operations was approximately $14 million.

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million in severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals. During the fourth quarter of fiscal 2008, the Company reversed $2.4 million of the accrual related to the governmental data protection claims, because most of those claims have been settled for less than the Company originally accrued. This reversal has been partially offset by $0.8 million in expense due to currency translation expenses, for a net credit recorded in gains, losses and other items for fiscal 2008 of $1.6 million. Related to the Spain closure, $1.0 million remains accrued at the end of fiscal 2008 for estimated data protection claims.

In fiscal 2006 the Company sold a subsidiary in Spain that had no remaining operations but had available tax loss carryforwards which could be used by the buyer. The sale generated proceeds of $1.2 million and a gain on disposal included in gains, losses and other items of $0.8 million.

In fiscal 2006, the Company sold its real property data compilation business and associated assets for net proceeds of $0.3 million. The loss on the sale was $1.9 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

4.	DIVESTITURES (continued):

Effective July 1, 2005 the Company sold its lettershop operations in Melville, New York. In connection with the sale, the Company received a note receivable in the amount of $0.9 million and recorded a net loss on the sale of $0.3 million.

The Company sold an unused facility in fiscal 2006 for cash proceeds of $3.6 million and recorded a gain of $2.8 million.

The following table shows the balances that were accrued for the Spain closure as well as the changes in those balances during the years ended March 31, 2007 and 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Fiscal 2007 charges	$ 656	$ 113	$ 4,789	$ 5,558
Payments	(378)	(20)	(200)	(598)
March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960
Adjustments	(5)	-	(2,304)	(2,309)
Payments	(292)	(95)	(1,971)	(2,358)
Change in foreign currency translation adjustment	19	2	651	672
March 31, 2008	$ -	$ -	$ 965	$ 965

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2008	March 31, 2007
Current portion of unbilled and notes receivable	$ 4,142	$ 10,904
Prepaid expenses	21,682	23,736
Non-trade receivables	4,446	7,432
Assets of SNQDC retirement plan (note 15)	15,272	17,021
Other miscellaneous assets	103	159
Other current assets	$ 45,645	$ 59,252

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2008	March 31, 2007
Investments in marketable and nonmarketable securities	$ 1,526	$ 4,299
Acquired intangible assets, net	11,995	15,747
Other miscellaneous noncurrent assets	3,223	3,205
Noncurrent portion of unbilled and notes receivable	5,877	16,742
Noncurrent assets	$ 22,621	$ 39,993

During fiscal 2004, the Company made an investment of $5.0 million in Battleaxe, LLC, a limited liability company formed for the purpose of owning and managing real property in Illinois. Under the terms of the operating agreement, which was amended in April 2006, the Company’s ownership investment in this entity will be returned through cash payments, including interest at 5%. In fiscal 2008, the value of this investment was determined to be impaired and its balance of $2.7 million was written off to other, net in the consolidated statement of operations.

During fiscal 2007 and 2006 the Company disposed of a number of investments, recording aggregate income in other, net of $1.6 million in 2007 and $1.1 million in 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

5.          OTHER CURRENT AND NONCURRENT ASSETS (continued):

Unbilled and notes receivable are from the sales of software, data licenses, and equipment and from the sale of divested operations, net of the current portions of such receivables.

With respect to certain of its investments in joint ventures and other companies, the Company may provide cash advances to fund losses and cash flow deficits. The Company may, at its discretion, decide not to provide financing to these investments during future periods. In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($1.5 million at March 31, 2008).

6.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent impairment test during the quarter ended March 31, 2008 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by business segment, for the years ended March 31, 2008, 2007 and 2006, and the changes in those balances are presented in the following table.

(dollars in thousands)	Information Services	Information Products	Infrastructure Management	Total
Balance at March 31, 2006	$ 292,141	$ 136,229	$ 44,031	$ 472,401
Purchase adjustments	8,906	2,332	-	11,238
Equitec acquisition	12,973	-	-	12,973
Kefta acquisition	9,807	-	-	9,807
Harbinger acquisition	-	9,985	-	9,985
Purchase of minority interest	-	260	-	260
Reversal of acquired deferred tax valuation allowance	(3,391)	(2,138)	-	(5,529)
Change in foreign currency translation adjustment	3,273	7,638	-	10,911
Balance at March 31, 2007	$ 323,709	$ 154,306	$ 44,031	$ 522,046
EchoTarget acquisition	2,089	-	-	2,089
MKTG acquisition	2,318	-	-	2,318
Sale of operations in France	(6,652)	-	-	(6,652)
Harbinger purchase adjustment	-	(2,333)	-	(2,333)
Shut-down of Harbinger	-	(7,652)	-	(7,652)
Deferred consideration and other fees	1,243	1,000	-	2,243
Reversal of acquired deferred tax valuation allowance	(33,863)	(5,117)		(38,980)
Purchase adjustments	(1,771)	(2,004)	-	(3,775)
Change in foreign currency translation adjustment	4,648	10,844	-	15,492
Balance at March 31, 2008	$ 291,721	$ 149,044	$ 44,031	$ 484,796

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

7.          SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $19.3 million for fiscal 2008, $19.1 million for fiscal 2007 and $27.0 million for fiscal 2006 and amortization of purchased software licenses of $35.9 million, $45.0 million and $43.6 million in 2008, 2007 and 2006, respectively. Additionally, research and development costs of $19.8 million, $19.1 million and $15.6 million were charged to cost of revenue during 2008, 2007 and 2006, respectively. Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

On December 29, 2005, the Company entered into a definitive Asset Purchase and License Agreement (the “Agreement”) with EMC Corporation (“EMC”). The Agreement provided, among other things, for the purchase by EMC of the Company’s information grid operating system software (the “Base Technology”) and for the grant of a perpetual license from EMC to the Company of the Base Technology and further developments for the Company’s continued use in connection with its business. The Company also licensed other ancillary related technology to EMC.

Under the terms of the Agreement, the parties worked together to further develop the Base Technology. EMC paid the Company $20 million in fiscal year 2006 and $10 million in fiscal 2007. The Agreement also gave EMC the option during a two-year option period to acquire the Acxiom division responsible for the further development of the technology, upon payment of an option price specified in the Agreement. EMC did not exercise the option and the parties have entered into an amended agreement under which EMC will pay the Company $2.0 million in cash during the first quarter of fiscal 2009, as well as providing future discounts for the purchase of equipment from EMC over the next four years. EMC is also to purchase at least $0.5 million in services from Acxiom over the next two years. The agreement also requires the parties to refer business opportunities to each other whenever possible.

Payments received by Acxiom from EMC under the Agreement have offset previously capitalized software balances associated with development of the sold and licensed technology and additional amounts capitalized to further develop the technology. These payments have no effect on revenue, earnings, or operating cash flow. The reduction in the capitalized balance will reduce future amortization expense. The cash to be received from EMC under the amended agreement will be accounted for in the same way.

8.	PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2008	March 31, 2007
Land	$ 16,715	$ 16,715
Buildings and improvements	222,756	223,226
Data processing equipment	462,327	429,857
Office furniture and other equipment	63,248	63,377
	765,046	733,175
Less accumulated depreciation and amortization	498,777	420,883
	$ 266,269	$ 312,292

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $95.4 million, $99.8 million and $91.7 million for the years ended March 31, 2008, 2007 and 2006, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

9.          LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	March 31, 2008	March 31, 2007
Term loan credit agreement	$ 511,000	$ 547,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to fifteen years	76,598	121,399
Warrants	1,542	1,651
Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	18,117	44,615
Data license agreement, effective interest rate 6%	10,499	-
Other debt and long-term liabilities	26,811	41,135
Total long-term debt and capital leases	644,567	755,800
Less current installments	69,259	106,921
Long-term debt, excluding current installments	$ 575,308	$ 648,879

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $40 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

On September 15, 2006, the Company borrowed the entire amount of the term loan. Term loan proceeds were used to purchase shares of the Company’s common stock pursuant to the terms of its “Dutch auction” self-tender offer for approximately $278 million (see note 12), to pay certain fees of approximately $6.4 million related to entering into the credit agreement and to pay off an existing revolving loan of approximately $267 million. The remainder of the term loan proceeds was used to retire additional debt or for general corporate purposes. In addition to the quarterly $1.5 million principal installments, the Company paid $50.0 million in principal in fiscal 2007 and $30.0 million in fiscal 2008. The Company expensed $0.3 million in fiscal 2008 and $0.5 million in fiscal 2007 of deferred costs related to the early payments.

Revolving credit facility borrowings currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at March 31, 2008 or 2007. The weighted average interest rate on term loan borrowings outstanding at March 31, 2008 was 5.7%. Outstanding letters of credit at March 31, 2008 were $7.2 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At March 31, 2008, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the credit agreement limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional restrictions in certain circumstances).

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

9.          LONG-TERM OBLIGATIONS (continued):

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2008 are as follows (in thousands):

Year ending March 31,
2009	$ 69,259
2010	34,906
2011	25,012
2012	305,349
2013	192,953
Thereafter	17,088
$ 644,567

10.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2006:
Allowance for doubtful accounts, returns and credits	$ 7,636	$ 6,235	$ (654)	$ (4,722)	$ 8,495
2007:
Allowance for doubtful accounts, returns and credits	$ 8,495	$ 1,946	$ 629	$ (2,755)	$ 8,315
2008:
Allowance for doubtful accounts, returns and credits	$ 8,315	$ 2,283	$ 746	$ (1,333)	$ 10,011

Included in other changes are valuation accounts acquired in connection with business combinations, disposals, and the effects of exchange rates.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has made an informal offer to settle the case and has accrued $4.0 million for the offer of settlement and possible expenses associated with the notice and claims administration process. Acxiom and Polk have agreed to stay the proceedings while mediation is conducted under the purview of the Court. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

11.        COMMITMENTS AND CONTINGENCIES (continued):

Epsilon Data Management LLC, et al. v. Acxiom Corporation, (192nd Judicial District Court of Dallas County, TX, 07-08569) is a case that was brought by a competitor of Acxiom after the acquisition of three long-time data providers and alleges that Acxiom breached certain terms and conditions of the data licenses with those acquired companies in the course of building and distributing Acxiom data products. The plaintiffs seek injunctive relief and unspecified damages. Acxiom contends that it has acted in conformance with the data licenses and is vigorously defending the claims.

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 4). During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued. As of March 31, 2008 the Company has a remaining accrual for this matter of $1.0 million.

The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment, furniture and aircraft (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease. The lease term of an aircraft expires in November 2017, with the Company having the option to purchase the aircraft, renew the lease for an additional twelve months, or return the aircraft to the lessor. The Company has notified the lessor of its intent to terminate the aircraft lease subsequent to March 31, 2008. Once the lessor sells the aircraft the Company will be required to pay the termination value of the lease, less the proceeds of the aircraft sale. The Company has accrued the net loss of $3.9 million in gains, losses and other items in fiscal 2008. The cash payment will occur in fiscal 2009.

The total amount drawn under these synthetic operating lease facilities since inception was $255.7 million and the Company has a future commitment for lease payments of $24.6 million over the next ten years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $12.9 million at March 31, 2008.

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was $55.6 million, $50.8 million and $54.3 million for the years ended March 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under all noncancellable operating leases and software licenses, including the synthetic lease facilities, for the five years ending March 31, 2013, are as follows: 2009, $39.9 million; 2010, $30.2 million; 2011, $18.6 million; 2012, $16.4 million; and 2013, $13.3 million.

In connection with certain of the Company’s facilities, the Company has entered into 50/50 joint ventures with local real estate developers. In each case, the Company is guaranteeing portions of the loans for the buildings. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At March 31, 2008 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $4.8 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

12.        STOCKHOLDERS’ EQUITY:

The Company repurchased 11.1 million of its common shares for approximately $283.9 millionthrough a Dutch Auction Self Tender (“DAST”) which closed on September 12, 2006. Borrowings under the new credit facility, which closed September 15, 2006 (see note 9), were used to fund the DAST and retire existing debt.

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

As discussed below, the Company has issued warrants to purchase shares of its common stock. The following table shows outstanding warrants as of March 31, 2008:

	Number of warrants outstanding	Issued	Vesting date	Expiration date	Weighted average exercise price

AISS acquisition (fiscal 2003)	1,272,024	August 2002	August 2002	August 12, 2017	$ 16.32
Toplander acquisition (fiscal 2003)	102,935	March 2004	March 2004	March 17, 2019	$ 13.24
ChinaLOOP acquisition (fiscal 2005)	100,000	October 2004	November 1, 2007	October 24, 2014	$ 15.00

	1,474,959				$ 16.01

In conjunction with the acquisition of ChinaLOOP in fiscal 2005, the Company issued a warrant to purchase 100,000 shares of its common stock. The exercise price for the warrant is $15 per share and the warrant may be exercised until October 24, 2014. The warrant also contains a put feature, which gives the holder the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise is less than $30 per share. The put feature can only be exercised on or after November 1, 2009, and can only be exercised concurrently with the exercise of the warrant. If the warrant and the put feature were both exercised as of March 31, 2008, the put feature would require the Company to issue an additional 131,694 shares.

The fair value of the warrant upon issuance was determined to be $1.8 million. Due to the terms of the instrument and the fact that the warrant and put are to be settled by issuance of a variable number of shares, the fair value of the warrant is recorded as a liability, included in long-term debt (see note 9) and the fair value will be adjusted at each balance sheet date to its current fair value. At March 31, 2008, the fair value of the warrant was $1.5 million. The change in the warrant value is recorded in other, net in the accompanying consolidated statement of operations as income of $0.1 million in 2008, expense of $0.3 million in 2007 and income of $0.3 million in 2006. In general, the value of the warrant will increase as the stock price increases and decrease as the stock price decreases. Other factors that influence the fair value of the warrant include the remaining term, the risk-free interest rate, the volatility of the Company’s stock, and the Company’s dividend rate. If the warrant is exercised, the recorded value will be transferred to equity.

On October 26, 2007, the board of directors adopted a new common stock repurchase program, which ended the previous common stock repurchase program. This program was further modified February 13, 2008. Under the new common stock repurchase program, the Company may purchase up to $100 million worth of its common stock over the twelve months ending October 25, 2008. From its inception on October 26, 2007 through March 31, 2008, the Company repurchased 4.2 million shares of its stock for $50.6 million. On November 14, 2002, the Company announced a previous common stock repurchase program. From that date through its dissolution on October 26, 2007, the Company had repurchased 21.8 million shares of its common stock for an aggregate purchase price of $404.0 million under this repurchase program.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

12.        STOCKHOLDERS’ EQUITY (continued):

The Company paid dividends on its common stock in the amount of $0.12 per share in fiscal 2008, $0.22 per share in fiscal 2007 and $0.20 per share in fiscal 2006.

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option price of qualified options will be at or above the fair market value of the common stock at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At March 31, 2008, there were a total of 6.7 million shares available for future grants under the plans.

The per-share weighted-average fair value of stock options granted during 2008 was $4.09 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 4.3%; expected option life of 5.8 years and expected volatility of 26%. The per-share weighted-average fair value of stock options granted during 2007 was $9.45 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.6%; expected option life of 8.7 years and expected volatility of 25%. The per-share weighted-average fair value of stock options granted during fiscal 2006 was $4.52 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1%; risk-free interest rate of 4.26%; expected option life of 3 years; and expected volatility of 24%. The short option life for the options granted in fiscal 2006 was due to those options being fully vested when granted.

Total expense related to stock options was approximately $3.2 million for fiscal 2008 and $1.5million for both 2007 and 2006 and was charged to selling, general and administrative expense. Future expense for these options is expected to be approximately $5.8 million in total over the next five years.

Activity in stock options was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2007	11,784,406	$ 21.52
Granted	1,195,000	$ 15.43
Exercised	(1,965,126)	$ 18.58		$ 271
Forfeited or cancelled	(268,630)	$ 24.39
Outstanding at March 31, 2008	10,745,650	$ 21.32	7.73	$ 1,605
Exercisable at March 31, 2008	9,342,514	$ 22.03	7.44	$ 1,189

The aggregate intrinsic value for options exercised in fiscal 2006 was $53.5 million, in fiscal 2007 was $12.8 million and in fiscal 2008 was $0.3 million. The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2008. This amount changes based upon changes in the fair market value of Acxiom’s stock.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

12.        STOCKHOLDERS’ EQUITY (continued):

Following is a summary of stock options outstanding as of March 31, 2008:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	141,197	5.70 years	$ 6.64	120,781	$ 6.58
$ 10.17 - $ 14.68	1,950,906	8.61 years	$ 11.98	1,485,054	$ 12.23
$ 15.00 - $ 19.82	2,800,059	7.93 years	$ 16.44	2,218,191	$ 16.64
$ 20.12 - $ 24.53	2,928,824	8.00 years	$ 22.79	2,928,824	$ 22.79
$ 25.00 - $ 29.30	1,738,695	7.27 years	$ 26.56	1,403,695	$ 26.65
$ 30.93 - $ 39.12	868,391	5.99 years	$ 35.70	868,391	$ 35.70
$ 40.50 - $ 75.55	313,866	6.33 years	$ 44.65	313,866	$ 44.65
$168.61 - $268.55	3,712	1.89 years	$ 208.14	3,712	$ 208.14
	10,745,650	7.73 years	$ 21.32	9,342,514	$ 22.03

Restricted Stock Unit Activity

Non-vested restricted stock units and changes during the year ended March 31, 2008 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2007	451,750	$ 23.78	3.35
Granted	826,365	$ 12.45
Vested	(127,865)	$ 23.53
Forfeited or cancelled	(25,314)	$ 20.77
Outstanding at March 31, 2008	1,124,936	$ 15.55	3.37

During fiscal 2006, the Company issued restricted stock units covering 75,000 shares of common stock with a value at the date of grant of $1.6 million. During fiscal 2007, the Company issued restricted stock units covering 454,250 shares of common stock with a value at the date of grant of $10.9 million. During fiscal 2008, the Company issued restricted stock units covering 826,365 shares of common stock with a value at the date of grant of $10.3 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Restricted stock units vest in equal annual increments over four years. The expense related to restricted stock was $4.8 million in fiscal 2008, $1.7 million in fiscal 2007 and $0.2 million in fiscal 2006 and was charged to selling, general and administrative expense. Future expense for these restricted stock units is expected to be approximately $4.7 million in fiscal 2009, $4.2 million in fiscal 2010, $3.4 million in fiscal 2011, and $0.3 million in fiscal 2012.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at March 31, 2008 was approximately 1.5 million. Approximately 480,000 shares were purchased under the ESPP during the combined fiscal years 2008, 2007, and 2006. The total expense to the Company for the year ended March 31, 2008 for the discount to the market price was approximately $0.6 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

13.        INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2008	2007 (Restated)	2006 (Restated)
Income from operations	$ (1,981)	$ 45,573	$ 38,774
Stockholders’ equity:
Tax benefit of stock options, warrants and restricted stock	(5,513)	(4,142)	(19,097)
	$ (7,494)	$ 41,431	$ 19,677

Income tax expense (benefit) attributable to earnings from operations consists of (dollars in thousands):

	2008	2007 (Restated)	2006 (Restated)
Current:
U.S. Federal	$ (4,395)	$ 26,984	$ 19,953
Non-U.S.	3,055	520	16
State	1,494	3,700	1,354
	154	31,204	21,323
Deferred:
U.S. Federal	(7,290)	7,040	11,396
Non-U.S.	4,843	3,066	1,037
State	312	4,263	5,018
	(2,135)	14,369	17,451
Total	$ (1,981)	$ 45,573	$ 38,774

Deferred income tax expense for 2008, 2007 and 2006 includes expense of $18.3 million, $5.5 million, and $4.1 million, respectively, resulting from utilization of acquired deferred tax assets on which full valuation allowances existed and that resulted in reductions in goodwill (see note 6). In addition, in fiscal 2008 the Company reversed valuation allowances previously recorded for deferred tax assets on certain acquired companies, resulting in an additional $20.7 million reduction in goodwill.

Earnings (loss) before income tax attributable to U.S. and non-U.S. operations consist of (dollars in thousands):

	2008	2007 (Restated)	2006 (Restated)
U.S.	$ (15,504)	$ 108,991	$ 104,003
Non-U.S.	5,743	4,455	(3,454)
Total	$ (9,761)	$ 113,446	$ 100,549

Earnings before income taxes, as shown above, are based on the location of the entity to which such earnings are attributable. However, since such earnings may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings shown above.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

13.        INCOME TAXES (continued):

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands):

	2008	2007 (Restated)	2006 (Restated)
Computed expected tax expense (benefit)	$ (3,416)	$ 39,706	$ 35,192
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1,174	5,176	4,142
Reserves for tax items	460	4,520	-
Research, experimentation and other tax credits	(889)	(2,885)	(1,808)
Permanent differences between book and tax expense	(1,097)	208	(99)
Non-U.S. subsidiaries taxed at other than 35%	4,787	(235)	(40)
Other, net	(3,000)	(917)	1,387
	$ (1,981)	$ 45,573	$ 38,774

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2008 and 2007 are presented below. In accordance with APB Opinion 23, “Accounting for Income Taxes-Special Areas,” the Company has not recognized deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country. As of March 31, 2008 the respective parent companies have $43.0 million excess financial statement carrying value over tax basis. Such excess is a taxable temporary difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” and would become taxable in the respective parent’s country in the event of a distribution of the subsidiary’s earnings or a disposition of its shares. Calculation of the deferred income tax related to this taxable temporary difference is not practicable.

(dollars in thousands)	2008	2007 (Restated)
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$ 22,659	$ 6,192
Revenue recognized for tax purposes in excess of revenue for financial reporting purposes	23,712	34,264
Investments, principally due to differences in basis for tax and financial reporting purposes	3,157	1,370
Property and equipment, principally due to differences in depreciation	15,736	7,199
Acquired net operating loss and tax credit carryforwards	63,453	79,981
Net operating loss and tax credit carryforwards	11,229	9,103
Other	11,164	6,785
Total deferred tax assets	151,110	144,894
Less valuation allowance	44,751	81,713
Net deferred tax assets	106,359	63,181
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$ (65,709)	$ (66,056)
Capitalized and purchased software differences	(47,868)	(48,681)
Reserves for tax items	-	(4,520)
Total deferred tax liabilities	(113,577)	(119,257)
Net deferred tax liability	$ (7,218)	$ (56,076)

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

13.        INCOME TAXES (continued):

At March 31, 2008, the Company has net operating loss carryforwards of approximately $55.9 million and $66.3 million for federal and state income tax purposes, respectively. Of these net operating losses, $55.9 million for federal and $36.2 million for state income tax purposes relate to subsidiaries acquired during fiscal years ended March 31, 2005 and March 31, 2006. The Company also has federal and state income tax credit carryforwards of approximately $10.0 million. Of these credits, $0.3 million relate to subsidiaries acquired during the fiscal year ended March 31, 2006. These net operating loss and income tax credit carryforwards expire in various amounts from 2010 through 2023.

The Company has foreign net operating loss carryforwards of approximately $127.9 million, including approximately $70.9 million related to acquisitions during fiscal 2004 and 2005. Of the $127.9 million, $116.9 million do not have expiration dates. The remainder expires in various amounts from 2009 through 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S, management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences. The Company has established valuation allowances against $53.8 million of loss carryforwards in the states where activity does not support the deferred tax asset.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”)which clarifies the accounting treatment for uncertain tax positions. FIN 48 prescribes recognition and measurement guidance and requires that the Company assess whether the benefits of tax positions taken are more likely than not of being sustained under tax audits. The Company adopted the provisions of FIN 48 effective April 1, 2007. Prior to adoption, the Company accounted for uncertain tax positions under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), whereby it recorded liabilities associated with tax uncertainties when the likelihood of occurrence was probable and the Company was able to reasonably estimate the liability. As a result of this adoption, the Company recognized a decrease in noncurrent deferred tax liabilities of $4.5 million with a corresponding increase to other long-term liabilities. As a result of its adoption of FIN 48, the Company made no adjustments to retained earnings.

The following table sets forth changes in the total gross unrecognized tax benefit liabilities, including accrued interest, for the year ended March 31, 2008. Approximately $4.7 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(dollars in thousands)
Balance at April 1, 2007 included in deferred income tax liability	$ 4,520
Additions based on tax positions related to the current year	889
Additions based on tax positions taken in prior years	291
Reductions due to settlements	(720)
Balance at March 31, 2008	$ 4,980

The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended March 31, 2008, the Company recognized $0.3 million of tax-related interest expense and penalties and had $0.3 million of accrued interest and penalties at March 31, 2008.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

13.        INCOME TAXES (continued):

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include the United Kingdom, France, Germany, and the Netherlands. The number of years with open tax examinations varies depending on the tax jurisdiction. In the U.S, the Internal Revenue Service has completed its examination of the Company’s federal income tax returns for fiscal years through 2005. The status of foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

14.	RELATED PARTY TRANSACTIONS:

In accordance with a data center management agreement dated July 27, 1992 between Acxiom and TransUnion, Acxiom (through its subsidiary, Acxiom CDC, Inc.) acquired all of TransUnion’s interest in its Chicago data center and agreed to provide TransUnion with various data center management services. In connection with the agreement, the Company agreed to use its best efforts to cause one person designated by TransUnion to be elected to the Company’s board of directors, and from 1992 until February 2006 a TransUnion representative served on the Company’s board. That representative resigned from the board in February 2006 at which time transactions with TransUnion were no longer considered related-party transactions. During the year ended March 31, 2006, the Company recognized $106.5 million in revenue from TransUnion.

The Company leases an aircraft from a business owned by a former officer and director. Rent expense under this lease was approximately $0.9 million for the years ended March 31, 2008, 2007 and 2006. The lease has been terminated and the Company will only continue to make monthly payments of $75,000 through April 2008.

The Company paid $0.6 million in fiscal 2007 and $0.6 million in fiscal 2006 in NASCAR sponsorship fees to a company which was partially owned by the son of a former officer of the Company until January 2004. Since January 2004, neither the former officer nor his son has an ownership interest in the sponsored company. However, the sponsored company has other ongoing business relationships with both the officer and his son. In return for the sponsorship, the Company received publicity for the Acxiom brand and hospitality facilities for customers at race events.

The Company has an agreement to sell Acxiom products and services to a company whose majority shareholder is a family member of a former officer and director of the Company. Under the agreement the Company received revenues of approximately $2.6 million in fiscal 2008, $2.2 million in fiscal 2007 and $1.0 million in fiscal 2006. The accounts receivable balance was approximately $0.9 million at March 31, 2008 and $0.8 million at March 31, 2007.

15.	RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees. The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain management employees. The Company matches 50% of the first 6% of employees’ annual aggregate contributions to both plans and may contribute additional amounts to the plans from the Company’s earnings at the discretion of the board of directors. Company contributions for the above plans amounted to approximately $8.2 million, $7.6 million and $6.7 million in fiscal years 2008, 2007 and 2006, respectively. Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $15.3 million and $17.0 million at March 31, 2008 and 2007, respectively.

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) in September 2006. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined-benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires the funded status of the plan to be measured at the date of the year-end balance sheet. SFAS 158 was effective for Acxiom as of March 31, 2007. Acxiom only has two small defined-benefit pension plans covering certain European employees. Implementation of SFAS 158 had no impact on the Company’s financial statements at March 31, 2007 since the Company has already recognized the liability for the under-funded amount of these two plans.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

The projected benefit obligation for the plans was $2.6 million as of March 31, 2008 and $3.0 million as of March 31, 2007. The accumulated benefit obligation for the plans was $2.1 million as of March 31, 2008 and $2.5 million as of March 31, 2007. The accumulated benefit obligation (ABO) differs from the projected benefit obligation (PBO) in that the ABO includes no assumption about future compensation levels.

The fair value of the plan assets was $1.7 million as of March 31, 2008 and $1.5 million as of March 31, 2007. The excess of benefit obligations over plan assets was $0.9 million at March 31, 2008 and $1.5 million at March 31, 2007. Net benefit cost recognized was $0.2 million for fiscal 2008, 2007 and 2006. The Company expects to be required to make contributions to the plan of $0.2 million in 2009.

16.	FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area for the years 2008, 2007 and 2006 (dollars in thousands):

Revenue

	2008	2007 (Restated)	2006 (Restated)
United States	$ 1,175,032	$ 1,191,754	$ 1,143,847
Foreign
United Kingdom	$ 112,313	$ 105,941	$ 99,118
France	33,566	34,551	32,872
Germany	25,868	26,695	24,345
Spain	-	2,011	2,965
Portugal	1,567	1,309	1,041
Poland	4,102	2,996	2,777
The Netherlands	11,518	10,615	9,444
Australia	14,423	11,031	9,032
Japan	-	-	78
China	5,690	3,608	3,254
All Foreign	$ 209,047	$ 198,757	$ 184,926
	$ 1,384,079	$ 1,390,511	$ 1,328,773

Long-lived assets excluding financial instruments

	2008	2007	2006
United States	$ 877,900	$ 1,031,665	$ 997,180
Foreign
United Kingdom	$ 72,951	$ 73,660	$ 67,290
France	47,170	50,153	48,103
Germany	38,781	32,514	29,645
Spain	-	-	5,453
Portugal	1,646	1,369	1,458
Poland	2,445	336	519
The Netherlands	20,661	17,715	16,014
Australia	12,361	11,098	9,711
China	7,004	6,915	7,133
Canada	-	861	-
All Foreign	$ 203,019	$ 194,621	$ 185,326
	$ 1,080,919	$ 1,226,286	$ 1,182,506

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 2008, the estimated fair value of long-term debt approximates its carrying value.

18.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the current fiscal year, the Company realigned its business segments to better reflect the way management assesses the business. The Company’s new business segments consist of Information Services, Information Products and Infrastructure Management. Information Services develops, sells and delivers industry-tailored solutions globally through the integration of products, services and consulting. Information Products develops and sells all global data products as well as domestic fraud and risk mitigation products. Infrastructure Management develops and delivers information technology products and services such as IT outsourcing and transformational solutions. The Company evaluates performance of the segments based on segment operating income, which excludes certain impairments and gains, losses and other items. Because segment operating income excludes certain impairments and gains, losses and other items this measure is considered a non-GAAP financial measure, which is not a financial measure calculated in accordance with generally accepted accounting principles. Management believes segment operating income is a helpful measure in evaluating performance of the business segments. While management considers segment operating income to be a helpful measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, measures of financial performance prepared in accordance with GAAP presented elsewhere in the financial statements. In addition, the Company’s calculation of segment operating income may be different from measures used by other companies and therefore comparability may be affected. The impairments and gains, losses and other items which are excluded from segment operating income are included in Corporate and other in the table below. Amounts excluded from Information services were $15.0 million in 2008, $1.4 million in 2007 and $4.0 million in 2006. Amounts excluded from Information products were $22.4 million in 2008, $6.7 million in 2007 and $6.9 million in 2006. Amounts excluded from Infrastructure management were $56.6 million in 2008, $0.2 million in 2007 and $3.1 million in 2006.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

18.        SEGMENT INFORMATION (continued):

The Company has revised its segment information from fiscal 2006 and 2007 to reflect its realigned business segments. The following tables present information by business segment (dollars in thousands):

	2008	2007 (Restated)	2006 (Restated)
Revenue:
Information services	$ 741,259	$ 728,014	$ 697,146
Information products	431,316	415,417	385,443
Infrastructure management	447,488	476,333	474,336
Eliminations	(235,984)	(229,253)	(228,152)
Total revenue	$ 1,384,079	$ 1,390,511	$ 1,328,773

Income from operations:
Information services	$ 97,248	$ 124,628	$ 88,503
Information products	23,783	18,922	27,934
Infrastructure management	44,287	49,381	52,205
Corporate and other	(125,072)	(38,786)	(41,354)
Income from operations	$ 40,246	$ 154,145	$ 127,288

Depreciation and amortization:
Information services	$ 69,638	$ 49,704	$ 53,445
Information products	46,528	22,699	24,837
Infrastructure management	153,076	152,923	148,155
Corporate and other	3,550	4,240	4,700
Depreciation and amortization	$ 272,792	$ 229,566	$ 231,137

Total assets:
Information services	$ 590,415	$ 630,127
Information products	295,074	293,071
Infrastructure management	430,584	577,090
Corporate and other	155,782	123,786
Total assets	$ 1,471,855	$ 1,624,074

The revenue attributed to the Infrastructure Management segment above includes revenue from internal customers of approximately $124 million for fiscal 2008, 2007 and 2006. These intersegment revenues, as well as revenues from external customers which are counted as revenues by multiple segments, are shown as eliminations in the table above.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

19.        RESTATEMENT OF FINANCIAL STATEMENTS:

On May 14, 2008 the Company announced that it would restate its financial statements for the years ended March 31, 2007 and 2006 to correct an error in the Company’s accounting for accrued revenue. Historically, and for all restated periods, the Company recorded accrued revenue for certain information services contracts based on a calculated estimate of relative value of performance that had occurred but had not yet been recognized as revenue. The Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). The Company has concluded that the calculated estimates for the restatement periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these services transactions. Accordingly, the Company has restated its consolidated financial statements for the restatement periods to remove the recorded amounts of this accrued revenue and record the related income tax effect. Additionally in 2008, the Company has reclassified additions to deferred costs as an operating cash flow activity. Previously, additions to deferred costs were presented as an investing cash flow activity. The adjustments to restate previously reported financial statements are summarized as follows (dollars in thousands, except per share data):

	March 31, 2007
ASSETS	(Reported)	(Adjustment)	(Restated)
Current assets:
Cash and cash equivalents	$ 37,776	$ -	$ 37,776
Trade accounts receivable, net	285,850	(51,339)	234,511
Deferred income taxes	22,341	19,509	41,850
Refundable income taxes	7,657	-	7,657
Other current assets	59,252	-	59,252
Total current assets	412,876	(31,830)	381,046
Property and equipment, net of accumulated depreciation and amortization	312,292	-	312,292
Software, net of accumulated amortization	44,289	-	44,289
Goodwill	522,046	-	522,046
Purchased software licenses, net of accumulated amortization	151,326	-	151,326
Deferred costs, net	137,684	-	137,684
Data acquisition costs, net	35,398	-	35,398
Other assets, net	39,993	-	39,993
	$ 1,655,904	$ (31,830)	$ 1,624,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 106,921	$ -	$ 106,921
Trade accounts payable	54,808	-	54,808
Accrued expenses
Payroll	33,663	-	33,663
Other	79,078	-	79,078
Deferred revenue	113,318	-	113,318
Total current liabilities	387,788	-	387,788
Long-term debt	648,879	-	648,879
Deferred income taxes	97,926	-	97,926
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value	11,145	-	11,145
Additional paid-in capital	718,336	-	718,336
Retained earnings	462,844	(31,830)	431,014
Accumulated other comprehensive income	17,526	-	17,526
Treasury stock, at cost	(688,540)	-	(688,540)
Total stockholders' equity	521,311	(31,830)	489,481
	$ 1,655,904	$ (31,830)	$ 1,624,074

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

19.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	March 31,2007			March 31, 2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
Revenue:
Services	$ 1,061,103	$ (4,625)	$ 1,056,478	$ 1,012,549	$ (3,795)	$ 1,008,754
Data	334,033	-	334,033	320,019	-	320,019
Total revenue	1,395,136	(4,625)	1,390,511	1,332,568	(3,795)	1,328,773
Operating costs and expenses
Cost of revenue
Services	806,991	-	806,991	778,490	-	778,490
Data	206,629	-	206,629	201,950	-	201,950
Total cost of revenue	1,013,620	-	1,013,620	980,440	-	980,440
Selling, general and administrative	213,849	-	213,849	211,541	-	211,541
Gains, losses and other items, net	8,897	-	8,897	9,504	-	9,504
Total operating costs and expenses	1,236,366	-	1,236,366	1,201,485	-	1,201,485
Income from operations	158,770	(4,625)	154,145	131,083	(3,795)	127,288
Other income (expense):
Interest expense	(46,632)	-	(46,632)	(28,744)	-	(28,744)
Other, net	5,933	-	5,933	2,005	-	2,005
Total other income (expense)	(40,699)	-	(40,699)	(26,739)	-	(26,739)
Earnings before income taxes	118,071	(4,625)	113,446	104,344	(3,795)	100,549
Income tax expense	47,331	(1,758)	45,573	40,216	(1,442)	38,774
Net earnings	$ 70,740	$ (2,867)	$ 67,873	$ 64,128	$ (2,353)	$ 61,775

Earnings per share:
Basic	$ 0.86	$ (0.04)	$ 0.82	$ 0.73	$ (0.02)	$ 0.71
Diluted	$ 0.84	$ (0.04)	$ 0.80	$ 0.71	$ (0.03)	$ 0.68

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

19.        RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	March 31, 2007			March 31, 2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net earnings	$ 70,740	$ (2,867)	$ 67,873	$ 64,128	$ (2,353)	$ 61,775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	229,566	-	229,566	231,137	-	231,137
Gain on disposal of assets, net	(1,718)	-	(1,718)	(1,797)	-	(1,797)
Deferred income taxes	16,127	(1,758)	14,369	18,893	(1,442)	17,451
Income tax benefit of stock options and warrants exercised	-	-	-	19,097	-	19,097
Non-cash share-based compensation expense	3,823	-	3,823	1,313	-	1,313
Changes in operating assets and liabilities:
Accounts receivable	(30,140)	4,625	(25,515)	(21,162)	3,795	(17,367)
Deferred costs	-	(41,581)	(41,581)	-	(43,524)	(43,524)
Other assets	(19,101)	-	(19,101)	(26,197)	-	(26,197)
Accounts payable and other liabilities	3,960	-	3,960	(15,148)	-	(15,148)
Deferred revenue	(13,305)	-	(13,305)	5,569	-	5,569
Net cash provided by operating activities	259,952	(41,581)	218,371	275,833	(43,524)	232,309
Cash flows from investing activities:
Proceeds received from the disposition of operations	-	-	-	4,844	-	4,844
Proceeds received from the disposition of assets	-	-	-	5,123	-	5,123
Payments received from investments	2,758	-	2,758	3,760	-	3,760
Capitalized software development costs	(27,443)	-	(27,443)	(21,903)	-	(21,903)
Capital expenditures	(14,225)	-	(14,225)	(6,848)	-	(6,848)
Cash collected from the sale and license of software	10,000	-	10,000	20,000	-	20,000
Deferral of costs and data acquisition costs	(66,687)	66,687	-	(70,454)	70,454	-
Data acquisition costs	-	(25,106)	(25,106)	-	(26,930)	(26,930)
Net cash paid in acquisitions	(33,067)	-	(33,067)	(144,626)	-	(144,626)
Net cash used in investing activities	(128,664)	41,581	(87,083)	(210,104)	43,524	(166,580)
Cash flows from financing activities:
Proceeds from debt	649,756	-	649,756	437,870	-	437,870
Payments of debt	(471,670)	-	(471,670)	(307,120)	-	(307,120)
Dividends paid	(18,174)	-	(18,174)	(17,406)	-	(17,406)
Sale of common stock	33,464	-	33,464	58,614	-	58,614
Acquisition of treasury stock	(299,301)	-	(299,301)	(233,770)	-	(233,770)
Income tax benefit of stock options, warrants and restricted stock	4,142	-	4,142	-	-	-
Net cash used in financing activities	(101,783)	-	(101,783)	(61,812)	-	(61,812)
Effect of exchange rate changes on cash	566	-	566	(397)	-	(397)
Net increase in cash and cash equivalents	30,071	-	30,071	3,520	-	3,520
Cash and cash equivalents at beginning of period	$ 7,705	$ -	$ 7,705	$ 4,185	$ -	$ 4,185
Cash and cash equivalents at end of period	$ 37,776	$ -	$ 37,776	$ 7,705	$ -	$ 7,705

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

20.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

As explained in note 19, the Company has restated its consolidated financial statements for each of the years ended March 31, 2007 and 2006. The Company has also restated its unaudited consolidated financial statements for each of the quarterly periods ended December 31, 2007, September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006 to reflect the correction of an error related to accrued services revenue. The adjustments to restate previously reported quarterly periods are included below (dollars in thousands, except per share data).

	Quarter ended June 30, 2007			Quarter ended September 30, 2007
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenue	$ 338,168	$ (3,499)	$ 334,669	$ 351,026	$ (2,172)	$ 348,854
Gross profit	72,197	(3,499)	68,698	85,331	(2,172)	83,159
Income from operations	4,138	(3,499)	639	20,357	(2,172)	18,185
Net earnings (loss)	(11,521)	(2,169)	(13,690)	10,542	(1,347)	9,195
Basic earnings (loss) per share	$ (0.15)	$ (0.02)	$ (0.17)	$ 0.13	$ (0.02)	$ 0.11
Diluted earnings (loss ) per share	$ (0.15)	$ (0.02)	$ (0.17)	$ 0.13	$ (0.02)	$ 0.11

	Quarter ended December 31, 2007					Quarter ended March 31,2008
	As reported	Adjustment	As restated			As reported
Revenue	$ 350,269	$ 490	$ 350,759			$ 349,797
Gross profit	88,070	490	88,560			55,902
Income from operations	96,890	490	97,380			(75,958)
Net earnings (loss)	54,696	304	55,000			(58,284)
Basic earnings (loss) per share	$ 0.69	$ -	$ 0.69			$ (0.76)
Diluted earnings (loss ) per share	$ 0.69	$ -	$ 0.69			$ (0.76)

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

20.        UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (continued):

	Quarter ended June 30, 2006			Quarter ended September 30, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenue	$ 336,705	$ (353)	$ 336,352	$ 348,319	$ (1,098)	$ 347,221
Gross profit	91,060	(353)	90,707	95,873	(1,098)	94,775
Income from operations	36,315	(353)	35,962	41,865	(1,098)	40,767
Net earnings	17,808	(219)	17,589	21,716	(681)	21,035
Basic earnings (loss) per share	$ 0.20	$ -	$ 0.20	$ 0.25	$ (0.01)	$ 0.24
Diluted earnings (loss ) per share	$ 0.20	$ (0.01)	$ 0.19	$ 0.25	$ (0.01)	$ 0.24

	Quarter ended December 31, 2006			Quarter ended March 31, 2007
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenue	$ 352,841	$ (2,301)	$ 350,540	$ 357,271	$ (873)	$ 356,398
Gross profit	100,133	(2,301)	97,832	94,450	(873)	93,577
Income from operations	51,293	(2,301)	48,992	29,297	(873)	28,424
Net earnings	24,945	(1,427)	23,518	6,271	(540)	5,731
Basic earnings (loss) per share	$ 0.32	$ (0.02)	$ 0.30	$ 0.08	$ (0.01)	$ 0.07
Diluted earnings (loss ) per share	$ 0.31	$ (0.02)	$ 0.29	$ 0.08	$ (0.01)	$ 0.07

In the fourth quarter of 2008, the Company recorded a total of $69.2 million of expense in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $13.4 million, lease accruals of $19.1 million, contract accruals of $6.7 million, asset disposal and write-offs of $29.6 million, and other related costs of $0.4 million. Additional expenses included in gains, losses and other items include $4.0 million for a legal contingency and $3.9 million for the disposal of a leased aircraft, which is offset by a $2.1 million gain for the reversal of a legal contingency accrual related to the disposition of operations in Spain and $0.6 million of adjustments to the gain on the disposition of operations in France.

In the third quarter of 2008, the Company recorded a total of $63.5 million of gains in gains, losses and other items, which included a $65.0 million gain for the merger termination, a gain of $2.5 million for the disposition of operations in France and a gain for recovery from Montgomery Ward of $0.2 million. These gains were offset by expense of $3.0 million for an executive retirement payment, $0.3 million in terminated merger expense, $0.1 million in loss on Spain divestiture and $0.8 million of adjustments to prior period restructuring.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008, 2007 AND 2006

20.        UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (continued):

In the second quarter of 2008, the Company recorded a total of $9.9 million of expense in gains, losses and other items which includes $5.2 million of expense in restructuring charges and adjustments for severance and other associate-related payments. Also included in gains, losses and other items were $2.2 million in terminated merger expense, $2.3 million of expense on disposal of leased aircraft and $0.2 million of expense in loss on Spain divestiture.

In the first quarter of 2008, the Company recorded a total of $15.4 million of expense in gains, losses and other items which includes $0.2 million in adjustments for severance and other associate-related payments related to the fourth quarter 2007 restructuring event. Also included in gains, losses and other items were $15.1 million in terminated merger expense and $0.1 million in loss on Spain divestiture.

Also during fiscal 2008, the Company recorded charges in cost of operations related to impairments of capitalized costs of $5.2 million in the first quarter, $4.4 million in the second quarter, and $34.0 million in the fourth quarter. The Company also recorded a charge in Other, net of $2.7 million for an investment impairment in the fourth quarter.

For the quarter ended March 31, 2007, net earnings includes $2.5 million in restructuring, $6.6 million for the disposal of the business operations in Spain and a $0.6 million non-cash financing charge associated with early retirement of debt. The quarter ended December 31, 2006 included a recovery from Montgomery Ward of $0.2 million. All of the above were recorded in gains, losses and other items with the exception of the non-cash financing charge, which was recorded in interest expense.