Form 10-Q
period 2008-06-30
ACXIOM CORP
filed 2008-08-07
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ----- to -----

Commission file number 0-13163

Acxiom Corporation (Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0581897 (I.R.S. Employer Identification No.)

P.O. Box 8190, 601 E. Third Street, Little Rock, Arkansas (Address of Principal Executive Offices)	72203 (Zip Code)

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

Yes ☐            No ☒

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 5, 2008 was 77,679,209.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

June 30, 2008

Part I.	Financial Information	Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

as of June 30, 2008 and March 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations

for the Three Months ended June 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

for the Three Months ended June 30, 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows

for the Three Months ended June 30, 2008 and 2007 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	32
Item 4.	Controls and Procedures	32

Part II.	Other Information
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	33

Signature	35

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 51,799	$ 62,661
Trade accounts receivable, net	231,688	216,462
Deferred income taxes	44,203	44,211
Refundable income taxes	12,096	16,080
Other current assets	45,379	45,645
Total current assets	385,165	385,059
Property and equipment, net of accumulated depreciation and amortization	253,675	266,269
Software, net of accumulated amortization	57,093	59,263
Goodwill	486,230	484,796
Purchased software licenses, net of accumulated amortization	98,139	111,574
Deferred costs, net of accumulated amortization	85,576	90,707
Data acquisition costs, net of accumulated amortization	48,593	51,566
Other assets, net	20,935	22,621
	$ 1,435,406	$ 1,471,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 58,732	$ 69,259
Trade accounts payable	32,933	45,749
Accrued expenses:
Payroll	33,563	39,061
Other	108,308	121,441
Deferred revenue	64,182	64,116
Total current liabilities	297,718	339,626
Long-term debt	564,377	575,308
Deferred income taxes	54,060	51,429
Other liabilities	5,080	4,980
Commitments and contingencies
Stockholders' equity:
Common stock	11,457	11,428
Additional paid-in capital	785,723	779,815
Retained earnings	419,759	413,758
Accumulated other comprehensive income	35,697	33,976
Treasury stock, at cost	(738,465)	(738,465)
Total stockholders' equity	514,171	500,512
	$ 1,435,406	$ 1,471,855
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended June 30
	2008	2007 (Restated)
Revenue:
Services	$ 235,770	$ 241,355
Products	95,303	93,314
Total revenue	331,073	334,669
Operating costs and expenses:
Cost of revenue
Services	177,300	196,584
Products	76,720	76,290
Total cost of revenue	254,020	272,874
Selling, general and administrative	52,040	45,766
Gains, losses and other items, net	(545)	15,390
Total operating costs and expenses	305,515	334,030
Income from operations	25,558	639
Other income (expense):
Interest expense	(9,459)	(13,575)
Other, net	1,359	183
Total other income (expense)	(8,100)	(13,392)
Earnings (loss) before income taxes	17,458	(12,753)
Income taxes	6,808	937
Net earnings (loss)	$ 10,650	$ (13,690)

Earnings (loss) per share:
Basic	$ 0.14	$ (0.17)
Diluted	$ 0.14	$ (0.17)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2008

(Unaudited)

(Dollars in thousands)

Common Stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income (loss)	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2008	114,280,599	$ 11,428	$ 779,815		$ 413,758	$ 33,976	(36,996,236)	$ (738,465)	$ 500,512
Employee stock awards, benefit plans and other issuances	282,030	28	3,245	$ -	-	-	-	-	3,273
Tax benefit of stock options, warrants and restricted stock	-	-	60	-	-	-	-	-	60
Restricted stock units vested	12,625	1	(1)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	2,604	-	-	-	-	-	2,604
Dividends	-	-	-	-	(4,649)	-	-	-	(4,649)
Comprehensive income:
Foreign currency translation	-	-	-	1,761	-	1,761	-	-	1,761
Unrealized loss on marketable securities, net of tax	-	-	-	(40)	-	(40)	-	-	(40)
Net earnings	-	-	-	10,650	10,650	-	-	-	10,650
Total comprehensive income (loss)				$ 12,371
Balances at June 30, 2008	114,575,254	$ 11,457	$ 785,723		$ 419,759	$ 35,697	(36,996,236)	$ (738,465)	$ 514,171

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

For the Three Months ended June 30
	2008	2007 (Restated)
Cash flows from operating activities:
Net earnings (loss)	$ 10,650	$ (13,690)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	53,893	59,102
Loss (gain) on disposal or impairment of assets, net	(2,111)	310
Deferred income taxes	2,715	(2,556)
Non-cash share-based compensation expense	2,604	1,358
Changes in operating assets and liabilities:
Accounts receivable, net	(16,258)	11,220
Other assets	9,376	(792)
Deferred costs	(616)	(5,544)
Accounts payable and other liabilities	(31,296)	(3,097)
Deferred revenue	(484)	(12,723)
Net cash provided by operating activities	28,473	33,588
Cash flows from investing activities:
Payments received from investments	2,494	-
Capitalized software development costs	(5,011)	(8,447)
Capital expenditures	(5,706)	(2,867)
Cash collected from the sale and license of software	2,000	-
Data acquisition costs	(8,622)	(8,585)
Net cash paid in acquisitions	(35)	(2,680)
Net cash used in investing activities	(14,880)	(22,579)
Cash flows from financing activities:
Proceeds from debt	-	2,127
Payments of debt	(23,304)	(31,284)
Dividends paid	(4,649)	-
Sale of common stock under employee stock awards, benefit plans and other issuances	3,273	35,821
Tax benefit of stock options, warrants and restricted stock	60	5,624
Net cash provided by (used in) financing activities	(24,620)	12,288
Effect of exchange rate changes on cash	165	307
Net increase (decrease) in cash and cash equivalents	(10,862)	23,604
Cash and cash equivalents at beginning of period	62,661	37,776
Cash and cash equivalents at end of period	$ 51,799	$ 61,380

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

For the Three Months ended June 30
	2008	2007
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 9,354	$ 13,888
Income taxes	42	115
Payments on capital leases and installment payment arrangements	12,879	19,138
Payments on software and data license liabilities	8,368	6,493
Other debt payments, excluding line of credit	2,057	3,526
Revolving credit payments	-	2,127
Noncash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	1,824	7,222
Construction and other financing	-	5,351
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2008 (“2008 Annual Report”), as filed with the Commission on May 30, 2008. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2008 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2009.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations thereof. A discussion of the Company’s significant accounting principles and the application thereof is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2008 Annual Report.

During the quarter ended June 30, 2008, the Company, under the leadership of its new CEO and President, reorganized the Company’s internal organization and, as a result, management reevaluated the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s CEO and President is the “chief operating decision maker” (“CODM”) as defined in SFAS 131. Based upon the review, management determined the Company has two reportable segments, reflecting how the new CODM reviews results in terms of allocating resources and assessing performance. The reportable segments are Information Services and Information Products. The Information Services segment represents the Company’s four services lines of business which have been aggregated into one reportable segment, and the Information Products segment represents two products lines of business which have been aggregated into one reportable segment. Prior period disclosures have been revised to reflect the change in reportable segments. See note 9 for further information.

During the quarter ended June 30, 2008, management also reviewed its classification of revenue and expense on its statement of operations. Previously, the Company reported services and data revenues. As a result of the current-year review, the Company is now reporting services and products revenues instead of services and data revenues, and certain background screening and risk mitigation revenues that were previously reported as services revenues have been reclassified to be included in products revenue along with data product revenue, with a corresponding reclassification of the related cost of revenue. For the quarter ended June 30, 2007, the change in classification results in a decrease of services revenue of $19.9 million and a $19.9 million increase in products revenue.

In addition, account management costs that were previously included in selling, general and administrative expense have been reclassified to cost of revenue. Classification of revenue and expense varies within the Company’s industry and management believes the new classification of revenue and expense more closely reflects the nature of these items, is consistent with the revised organizational structure, and will result in an improved financial statement presentation. Revenue and expense for prior periods have been reclassified to conform to the current-year presentation. For the quarter ended June 30, 2007, the change in classification results in a decrease to selling, general and administrative expense of $6.9 million and a corresponding increase in cost of revenue. The reclassifications had no effect on net earnings (loss).

2.         EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

For the quarter ended

June 30

	2008	2007 (Restated)
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ 10,650	$ (13,690)
Denominator – weighted-average shares outstanding	77,402	79,341
Basic earnings (loss) per share	$ 0.14	$ (0.17)
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ 10,650	$ (13,690)

Denominator:
Weighted-average shares outstanding	77,402	79,341
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	354	-
	77,756	79,341
Diluted earnings (loss) per share	$ 0.14	$ (0.17)

As of June 30, 2008, the Company had options and warrants outstanding providing for the purchase of approximately 12.7 million shares of common stock. At June 30, 2007, the Company had options and warrants outstanding providing for the purchase of approximately 11.6 million shares of common stock. Due to the net loss incurred by the Company during the quarter ended June 30, 2007, the effect of options, warrants and restricted stock of 2.0 million shares was antidilutive and therefore was excluded from the earnings per share calculation. In addition, options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

For the quarter ended

June 30

	2008	2007
Number of shares outstanding under options, warrants and restricted stock units	11,414	3,826
Range of exercise prices for options and warrants	$12.92-$268.55	$25.00- $268.55

Stockholders’ Equity

The Company declared dividends of $0.06 per share in the quarter ended June 30, 2008 and did not declare dividends on its common stock in the quarter ended June 30, 2007.

There were no shares repurchased under the Company’s common stock repurchase program in either the quarter ended June 30, 2008 or 2007. At June 30, 2008, the maximum dollar value of shares that may yet be purchased under the program is $49.4 million.

3.         SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At June 30, 2008, there were a total of 5.6 million shares available for future grants under the plans.

The Company granted 679,126 stock options in the quarter ended June 30, 2008. The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2008 was $4.41. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 36.4%. The Company granted 150,000 stock options in the quarter ended June 30, 2007. The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2007 was $7.21. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.9%; risk-free interest rate of 4.9%; expected option life of 5.7 years and expected volatility of 20.4%.

Option activity for the three months ended June 30, 2008 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2008	10,745,650	$ 21.32
Granted	679,126	$ 13.70
Exercised	(47,820)	$ 9.57		$ 107
Forfeited or cancelled	(164,614)	$ 20.78
Outstanding at June 30, 2008	11,212,342	$ 20.91	7.63	$ 922
Exercisable at June 30, 2008	9,254,046	$ 22.07	7.20	$ 736

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2009 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on June 30, 2008. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2008:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	121,538	5.63 years	$ 6.87	111,846	$ 6.87
$ 10.17 - $ 14.68	2,587,279	8.78 years	$ 12.43	1,442,575	$ 12.24
$ 15.00 - $ 19.82	2,711,108	7.64 years	$ 16.47	2,204,708	$ 16.65
$ 20.12 - $ 24.53	2,900,892	7.75 years	$ 22.79	2,900,892	$ 22.79
$ 25.00 - $ 29.30	1,735,754	7.02 years	$ 26.56	1,438,254	$ 26.67
$ 30.93 - $ 39.12	839,930	5.75 years	$ 35.70	839,930	$ 35.70
$ 40.50 - $ 75.55	312,565	6.09 years	$ 44.65	312,565	$ 44.65
$168.61 - $268.55	3,276	1.64 years	$ 210.11	3,276	$ 210.11
	11,212,342	7.63 years	$ 20.91	9,254,046	$ 22.07

3.         SHARE-BASED COMPENSATION (continued):

Total expense related to stock options for the quarters ended June 30, 2008 and 2007 was approximately $0.8 million and $0.3 million respectively. Future expense for these options is expected to be approximately $8.8 million over the next four years.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at June 30, 2008 was approximately 1.4 million. Approximately 98,655 shares were purchased under the ESPP during the three months ended June 30, 2008. The total expense to the Company in the quarter ended June 30, 2008 for the discount to the market price was approximately $0.1 million and the expense was $0.2 million for the quarter ended June 30, 2007.

Restricted Stock Unit Activity

Non-vested restricted stock unit activity for the period ending June 30, 2008 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2008	1,124,936	$ 15.55	3.37
Granted	720,510	$ 13.08
Vested	(35,937)	$ 25.43
Forfeited or cancelled	(25,901)	$ 17.10
Outstanding at June 30, 2008	1,783,608	$ 14.34	3.17

During the quarter ended June 30, 2008, the Company granted restricted stock units covering 720,510 shares of common stock with a value at the date of grant of $9.4 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Of the restricted stock units granted in the current period 240,963 vest in equal annual increments over four years. The remaining 479,547 vest subject to 1) the Company’s achievement of certain performance criteria for the fiscal year ended March 31, 2009 and 2) the individual remaining employed by the Company for three years. If both criteria are met the units vest after three years. The expense related to restricted stock in the quarter ended June 30, 2008 was $1.7 million. Future expense for restricted stock units is expected to be approximately $21.2 million over the next four years. The expense related to restricted stock in the quarter ended June 30, 2007 was $0.8 million.

4.	ACQUISITIONS:

In July 2008, subsequent to the end of the quarter, the Company acquired the database marketing unit of Choicepoint Precision Marketing, LLC. The Company paid $9.0 million, of which $4.5 million was paid into an escrow account and is subject to an escrow arrangement which will be resolved one year from the date of acquisition. The ultimate purchase price paid to the seller is contingent upon satisfaction of certain post-closing conditions. The acquired business has annual revenue of approximately $16.0 million.

4.         ACQUISITIONS (continued):

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company has also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million in the quarter ending June 30, 2008. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue at acquisition was approximately $2.7 million.

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2008	March 31, 2008
Current portion of unbilled and notes receivable	$ 3,615	$ 4,142
Prepaid expenses	24,590	21,682
Non-trade receivables	2,847	4,446
Assets of SNQDC retirement plan	14,189	15,272
Other miscellaneous assets	138	103
Other current assets	$ 45,379	$ 45,645

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2008	March 31, 2008
Investments in marketable and nonmarketable securities	$ 1,084	$ 1,526
Acquired intangible assets, net	11,115	11,995
Noncurrent portion of unbilled and notes receivable	5,594	5,877
Other miscellaneous noncurrent assets	3,142	3,223
Other assets	$ 20,935	$ 22,621

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test indicated that no potential impairment of its goodwill balances existed as of April 1, 2008.

6.         GOODWILL (continued):

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2008 is presented in the following table.

(dollars in thousands)	Services	Products	Total
Balance at March 31, 2008	$ 335,752	$ 149,044	$ 484,796
Purchase adjustments	35	-	35
Change in foreign currency translation adjustment	420	979	1,399
Balance at June 30, 2008	$ 336,207	$ 150,023	$ 486,230

The Company revised its segments, effective April 1, 2008 (see note 9). As a result of the revision to the segments, the balances recorded at March 31, 2008 have been reallocated to the new segments based on the relative fair value of the segments at March 31, 2008.

7.	LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30, 2008	March 31, 2008
Term loan credit agreement	$ 509,500	$ 511,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to fifteen years	65,582	76,598
Warrants	1,524	1,542
Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	12,092	18,117
Data license agreement, effective interest rate 6%	8,158	10,499
Other debt and long-term liabilities	26,253	26,811
Total long-term debt and capital leases	623,109	644,567
Less current installments	58,732	69,259
Long-term debt, excluding current installments	$ 564,377	$ 575,308

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

Revolving credit facility borrowings under the facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at June 30, 2008 or March 31, 2008. The interest rate on term loan borrowings outstanding at June 30, 2008 was 4.4%. Outstanding letters of credit at June 30, 2008 were $7.4 million.

7.         LONG-TERM DEBT (continued):

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At June 30, 2008, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $10.2 million at June 30, 2008 and $10.0 million at March 31, 2008.

9.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the quarter ended June 30, 2008, the Company realigned its business segments as a result of an internal reorganization. The Company’s new business segments consist of Information Services and Information Products. The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI) and Marketing Services, Digital Marketing Services, Information Technology Services and Consulting Services. The Information Products segment is comprised of the Company’s global Information Products line of business and the U.S. Background Screening Products line of business. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

The gains, losses and other items are reported in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

For the quarter ended

June 30

	2008	2007
Revenue:
Information services	$ 235,770	$ 241,355
Information products	95,303	93,314
Total revenue	$ 331,073	$ 334,669

Income (loss) from operations:
Information services	$ 39,205	$ 29,907
Information products	3,213	2,719
Corporate and other	(16,860)	(31,987)
Income from operations	$ 25,558	$ 639

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB. 100”), and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. The following table summarizes the restructuring activity for the quarter ended June 30, 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885
Payments	(6,359)	(1,935)	(167)	(8,461)
Adjustments	(33)	(245)	2	(276)
Balance at June 30, 2008	$ 7,256	$ 24,700	$ 192	$ 32,148

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

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

The associate-related payments of $19.3 million relate to the termination of associates in the United States and Europe. These accruals were evaluated under SFAS 112 which governs employers’ accounting for post employment benefits. The Company provides benefits to terminated employees under a substantive plan which provides benefits to the terminated associates based on their years of service to the Company. The total also includes amounts calculated under SFAS 146 paid to persons who retired in conjunction with the workforce reduction and to persons who had employment contracts with the Company which determined how much they were to be paid upon termination. Of the $19.3 million accrued, $6.6 million remained accrued as of June 30, 2008. These costs are expected to be paid out in the remainder of fiscal 2009.

The lease accruals of $19.0 million were evaluated under SFAS 146, which governs exit costs. SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. On or before March 31, 2008, the Company ceased using certain leased office facilities. The Company intends to attempt to sublease those facilities to the extent possible. Under SFAS 146, the Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded. The remaining amount accrued at June 30 is $17.8 million.

The contract accruals of $6.7 million were evaluated under SFAS 146 which requires that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms. Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts. The remaining amount accrued of $6.4 million represents the estimated termination payments, which are expected to be paid during fiscal 2009.

The other related costs of $0.5 million are primarily moving costs associated with the closing of the leased facilities referred to above. Of the $0.5 million accrued, $0.2 million is unpaid at June 30, 2008.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The table above includes the portion of the above charges which are yet to be paid as of June 30, 2008. The remaining accrued costs of $1.1 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. In the quarter ended June 30, 2007, the Company incurred transaction related expenses of $15.1 million which are included in gains, losses and other items. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items in fiscal 2008.

10.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Disposition of Operations in France

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations. Also, included in the gain calculation was a $1.3 million accrual for exit activities. The ultimate gain on the disposal is subject to adjustment once the parties complete an agreement as to the final working capital. The gain recorded is net of an estimated $0.9 million adjustment to the final working capital. The final agreement on working capital is expected to occur during fiscal 2009. The annual revenue associated with the GIS operations was approximately $14 million. The following table shows the amounts accrued for exit activities:

Associate-related reserves
Balance at March 31, 2008	$ 1,154
Payments	(657)
Adjustments	(118)
Change in foreign currency translation adjustment	7
Balance at June 30, 2008	$ 386

Spain Closure

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs. Of this amount, $1.0 million remained accrued as of June 30, 2008 for estimated data protection claims.

Leased Asset Disposal

During the year ended March 31, 2008, the Company entered into an agreement to dispose of a leased aircraft. Under the terms of the lease, the Company was required to make a termination payment to the lessor and the lessor sold the aircraft and paid the proceeds to the Company. The Company recorded $0.1 million gain in gains, losses and other items, to adjust the final net payment to terminate the lease and dispose of the asset.

Collection of Hangar Note

During the quarter ended June 30, 2008, the Company collected a note receivable related to an aircraft storage facility. This note was not recognized by the Company previously since collectability of the note was not assured. During the quarter ended June 30, 2008, the debtor paid off the note in the amount of $1.0 million which was recorded in gains, losses and other items.

10.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

For the quarter ended

June 30

	2008	2007
Terminated merger expense	$ -	$ 15,094
Gain on disposition of operations in France	(118)	-
Leased airplane disposal	(110)	-
Collection of hangar note	(1,004)
Legal contingency	1,000	-
Restructuring plan adjustment	(328)	171
Spain operation closure	15	125
	$ (545)	$ 15,390

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of a contract with an outsourcing customer the Company performed a test for potential impairment of the related capitalized costs at June 30, 2007. The Company determined that the future cash flows relating to that renegotiated outsourcing contract would not be sufficient to recover the costs that were capitalized. Based on this analysis, the Company recorded a write-down of $5.2 million relating to the capitalized costs of this contract. The $5.2 million charge is recorded in cost of revenue in the accompanying condensed consolidated statement of operations and in the Services segment for segment disclosures.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has accrued $5.0 million for the settlement of this case. Acxiom and Polk have agreed to stay the proceedings while mediation is conducted under the purview of the Court. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.

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

11.       COMMITMENTS AND CONTINGENCIES (continued):

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued. As of June 30, 2008 the Company has a remaining accrual for this matter of $1.0 million.

The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases. Additionally, the Company has entered into synthetic operating leases for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.

The Company has a future commitment for synthetic lease payments of $10.5 million over the next three years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $9.0 million at June 30, 2008.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At June 30, 2008 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $2.7 million.

12.	INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2009 is 39%.

At June 30, 2008, the Company had $ 5.1 million in gross unrecognized tax benefits, which is included as other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $ 0.4 million. It is reasonably possible that the amount of unrecognized tax benefit with respect to the Company's uncertain tax positions will increase or decrease during the next 12 months. However, management does not expect the change to have a significant effect on consolidated results of operations or financial position.

13.       FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The impact of partially adopting SFAS No. 157 effective April 1, 2008 was not material to the Company’s financial statements. Under SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company assigned assets and liabilities to the hierarchy established by SFAS No. 157, which is Level 1—quoted prices in active markets for identical assets or liabilities, Level 2—significant other observable inputs and Level 3—significant unobservable inputs.

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2008 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$ 14,189	$ -	$ -	$ 14,189
Total assets	$ 14,189	$ -	$ -	$ 14,189

Liabilities:
Other current liabilities	$ 14,189	$ -	$ -	$ 14,189
Long-term debt	-	1,542	-	1,542
Total liabilities	$ 14,189	$ 1,542	$ -	$ 15,731

As permitted by FSP 157-2, the Company elected to defer the fair value measurement disclosure of nonfinancial assets including goodwill, long-lived assets and intangible assets valued at fair value after the determination of impairment under SFAS No. 142 or SFAS No. 144, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

14.	RESTATEMENT OF FINANCIAL STATEMENTS:

On May 14, 2008 the Company announced that it would restate its financial statements for the years ended March 31, 2007 and 2006 to correct an error in the Company’s accounting for accrued revenue. Historically, and for all restated periods, the Company recorded accrued revenue for certain information services contracts based on a calculated estimate of relative value of performance that had occurred but had not yet been recognized as revenue. The Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). The Company has concluded that the calculated estimates for the restatement periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these services transactions. Accordingly, the Company has restated its consolidated financial statements for the restatement periods to remove the recorded amounts of this accrued revenue and record the related income tax effect. Additionally, the Company has reclassified additions to deferred costs as an operating cash flow activity. Previously, additions to deferred costs were presented as an investing cash flow activity. The Company has restated condensed consolidated financial statements for the three months ended June 30, 2007 to reflect the revised accounting treatment. The adjustments to restate previously reported financial statements are summarized as follows (dollars in thousands, except per share data):

14.       RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	June 30, 2007
ASSETS	(Reported)	(Adjustment)	(Restated)
Current assets:
Cash and cash equivalents	$ 61,379	$ -	$ 61,379
Trade accounts receivable, net	280,956	(54,840)	226,116
Deferred income taxes	22,218	20,839	43,057
Refundable income taxes	8,374	-	8,374
Other current assets	56,114	-	56,114
Total current assets	429,141	(34,001)	395,140
Property and equipment, net of accumulated depreciation and amortization	302,493	-	302,493
Software, net of accumulated amortization	50,533	-	50,533
Goodwill	522,279	-	522,279
Purchased software licenses, net of accumulated amortization	145,368	-	145,368
Deferred costs, net	136,184	-	136,184
Data acquisition costs, net	36,672	-	35,398
Other assets, net	37,727	-	37,727
	$ 1,660,397	$ (34,001)	$ 1,626,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 104,341	$ -	$ 104,341
Trade accounts payable	62,034	-	62,034
Accrued expenses
Payroll	26,562	-	26,562
Other	77,474	-	77,474
Deferred revenue	102,589	-	102,589
Total current liabilities	373,000	-	373,000
Long-term debt	635,240	-	635,240
Deferred income taxes	96,726	-	96,726
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value	11,331	-	11,331
Additional paid-in capital	760,952	-	760,952
Retained earnings	451,323	(34,001)	417,322
Accumulated other comprehensive income	20,365	-	20,365
Treasury stock, at cost	(688,540)	-	(688,540)
Total stockholders' equity	555,431	(34,001)	521,430
	$ 1,660,397	$ (34,001)	$ 1,626,396

14.       RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	June 30, 2007
	(Reported)*	(Adjustment)	(Restated)
Revenue:
Services	$ 244,854	$ (3,499)	$ 241,355
Products	93,314	-	93,314
Total revenue	338,168	(3,499)	334,669
Operating costs and expenses
Cost of revenue
Services	196,584	-	196,584
Products	76,290	-	76,290
Total cost of revenue	272,874	-	272,874
Selling, general and administrative	45,766	-	45,766
Gains, losses and other items, net	15,390	-	15,390
Total operating costs and expenses	334,030	-	334,030
Income from operations	4,138	(3,499)	639
Other income (expense):
Interest expense	(13,575)	-	(13,575)
Other, net	183	-	183
Total other income (expense)	(13,392)	-	(13,392)
Loss before income taxes	(9,254)	(3,499)	(12,753)
Income tax expense	2,267	(1,330)	937
Net loss	$ (11,521)	$ (2,169)	$ (13,690)

Earnings (loss) per share:
Basic	$ (0.15)	$ (0.02)	$ (0.17)
Diluted	$ (0.15)	$ (0.02)	$ (0.17)

*Amounts as reported have been reclassified to reflect the revised segment classification in the current period. These reclassifications had no impact on net loss.

14.       RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	June 30, 2007
	(Reported)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net loss	$ (11,521)	$ (2,169)	$ (13,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	59,102	-	59,102
Gain on disposal of assets, net	310	-	310
Deferred income taxes	(1,226)	(1,330)	(2,556)
Non-cash share-based compensation expense	1,358	-	1,358
Changes in operating assets and liabilities:
Accounts receivable	7,721	3,499	11,220
Deferred costs	-	(5,544)	(5,544)
Other assets	(792)	-	(792)
Accounts payable and other liabilities	(3,097)	-	(3,097)
Deferred revenue	(12,723)	-	(12,723)
Net cash provided by operating activities	39,132	(5,544)	33,588
Cash flows from investing activities:
Capitalized software development costs	(8,447)	-	(8,447)
Capital expenditures	(2,867)	-	(2,867)
Deferral of costs and data acquisition costs	(14,129)	14,129	-
Data acquisition costs	-	(8,585)	(8,585)
Net cash paid in acquisitions	(2,680)	-	(2,680)
Net cash used in investing activities	(28,123)	5,544	(22,579)
Cash flows from financing activities:
Proceeds from debt	2,127	-	2,127
Payments of debt	(31,284)	-	(31,284)
Sale of common stock	35,821	-	35,821
Income tax benefit of stock options, warrants and restricted stock	5,624	-	5,624
Net cash provided by financing activities	12,288	-	12,288
Effect of exchange rate changes on cash	307	-	307
Net increase in cash and cash equivalents	23,604	-	23,604
Cash and cash equivalents at beginning of period	$ 37,776	$ -	$ 37,776
Cash and cash equivalents at end of period	$ 61,380	$ -	$ 61,380

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

At Acxiom (“Acxiom” or “the Company”) (Nasdaq: ACXM), we provide global interactive marketing services for many of the world’s leading companies to help them solve some of their most complex marketing problems.  Our products, services and thought leadership enable them to acquire new customers, retain their most valuable customers, communicate with customers in the methods and times they prefer, and make profitable marketing and business decisions.  Acxiom’s unmatched customer insight is achieved by blending the world’s largest repository of consumer data, award-winning technology and analytics, multi-channel expertise, privacy leadership, and superior knowledge of a wide spectrum of industries. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia and China.

Highlights of the quarter ended June 30, 2008 are identified below.

•	Revenue of $331.1 million, down 1.1 percent from $334.7 million in the first fiscal quarter a year ago.
•	Income from operations of $25.6 million, a $24.9 million increase compared to $0.6 million in the first fiscal quarter last year.
•	Pre-tax earnings of $17.5 million, compared to pretax loss of $12.8 million in the first quarter of fiscal 2008.
•	Diluted earnings per share of $0.14, compared to diluted loss per share of $0.17 in the first fiscal quarter last year.
•	Operating cash flow of $28.5 million.

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

All amounts referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2007 reflect the balances and amounts on a restated basis as described above.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

For the quarter ended

June 30

	2008	2007 (Restated)	% Change
Revenue
Services	$ 235.8	$ 241.3	(2)%
Products	95.3	93.3	2
	$ 331.1	$ 334.6	(1)%
Total operating costs and expenses	305.5	334.0	(9)
Income from operations	$ 25.6	$ 0.6	4,167%
Diluted earnings per share	$ 0.14	$ (0.17)	182%

Revenues

Services revenue for the quarter ended June 30, 2008 was $235.8 million. This represents a $5.5 million decrease or 2.3% when compared to the same period in the prior year. On a geographic basis, International services increased approximately $3.3 million while US services decreased approximately $8.9 million. Approximately $1.0 million of the International services increase was due to favorable exchange rate movement. By line of business, revenue growth in CDI and Marketing Services of $5.6 million and Digital of $1.0 million was offset by declines in IT Services of $11.7 million. Most of the CDI and Marketing Services growth was related to International operations. In the US, declines in Financial Services, which was primarily due to one lost contract, offset CDI and Marketing Services increases in other industry verticals. The decline in IT Services is driven by contract reductions over the last 12 months with a few very large IT clients.

Products revenue for the quarter ended June 30, 2008 was $95.3 million. This represents a $2.0 million increase or 2.1%. The increase is primarily attributable to a $2.6 million increase in pass-through data revenue. The International operations were relatively flat. The prior year International revenue included approximately $2.5 million from the divested French GIS business. This decrease in revenue was offset by positive exchange rate movements. Otherwise, both the US Information Products and Background Screening lines of business were relatively flat quarter over quarter.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

For the quarter ended

June 30

	2008	2007	% Change
Cost of revenue
Services	$ 177.3	$ 196.6	(10)%
Products	76.7	76.3	1
Total cost of revenue	$ 254.0	$ 272.9	(7)%
Selling, general and administrative	52.0	45.7	14
Gains, losses and other items, net	(0.5)	15.4	(103)
Total operating costs and expenses	$ 305.5	$ 334.0	(9)%

For the quarter ended

June 30

	2008	2007 (Restated)
Gross profit margin
Services	24.8%	18.5%
Products	19.5	18.2
Total gross profit margin	23.3%	18.5%
Operating profit margin	7.7%	0.2%

Cost of services revenue of $177.3 million represents a decrease of $19.3 million compared to the same quarter a year ago. Gross margin for services revenue increased from 18.5% to 24.8%. Included in the prior year cost of services is $5.2 million related to an IT contract restructuring (see note 10). Margin improvement is due to significant cost reduction activities during the last fiscal year. The Company implemented cost reduction programs in both the September 30, 2007 and March 31, 2008 quarters. These cost reductions are most prominent in the delivery and development functions.

Cost of products revenue of $76.7 million represents an increase of $0.4 million compared to the same quarter a year ago. Products revenue gross margins increased from 18.2% a year ago to 19.5% in this quarter. Excluding pass-through data and related costs, product costs actually decreased approximately 3.9% and margins on non-pass through products increased to 25.4% from 23.1% a year ago. This improvement is due to cost reduction initiatives implemented during the last fiscal year related to both personnel and data content costs.

Selling, general, and administrative (“SG&A”) expenses were $52.0 million for the quarter ended June 30, 2008. This represents a $6.3 million increase over the prior-year same quarter. As a percent of total revenue, these expenses are 15.7% compared to 13.7% a year ago. This increase is driven by a $2.1 million increase in sales and marketing expenses, along with increases in incentive compensation.

Gains, losses and other items were a $0.5 million gain during the quarter ended June 30, 2008, which is primarily made up of $1.0 million collection of a previously unrecognized aircraft hangar note and $0.5 million of current period adjustments of prior year restructuring reserves (see note 10), offset by an increase in a legal contingency accrual of $1.0 million.

Gains, losses and other items were $15.4 million during the quarter ended June 30, 2007, which is primarily made up of $15.1 million in banking and legal services fees related to the terminated acquisition by Silver Lake and ValueAct Capital (see note 10).

Other Income (Expense)

Interest expense for the quarter ended June 30, 2008 is $9.5 million compared to $13.6 million a year ago due primarily to a $116.5 million reduction in debt and a reduction in interest rates.

Other income increased to $1.4 million in the current quarter, which is driven primarily by a $1.1 million gain from a real estate joint venture. Both in the current and prior year quarter, remaining other income is composed primarily of interest income on notes receivable and investment income.

Income taxes

The anticipated effective tax rate for fiscal 2009 is 39%. The prior-year first quarter rate was 38% before the consideration of non-deductible merger costs, which impacted tax expense by approximately $5.8 million.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at June 30, 2008 totaled $87.4 million compared to $45.4 million at March 31, 2008. Total current assets were about flat due to decreases in cash of $10.9 million and refundable income tax of $4.0 million, offset by increases in trade accounts receivable of $15.2 million. Current liabilities decreased $41.9 million due to decreases in current installments of long-term debt of $10.5 million, trade accounts payable of $12.8 million, payroll accruals of $5.5 million and other accruals of $13.1 million.

Accounts receivable days sales outstanding (“DSO”) was 64 days at June 30, 2008 and was 56 days at March 31, 2008, and is calculated as follows (dollars in thousands):

	June 30, 2008	March 31, 2008
Numerator – trade accounts receivable, net	$ 231,688	$ 216,462
Denominator:
Quarter revenue	331,073	349,797
Number of days in quarter	91	91
Average daily revenue	$ 3,638	$ 3,844
Days sales outstanding	64	56

Net cash provided by operating activities declined 15.2%, to $28.5 million. The increase in net earnings of $24.3 million is offset by changes in operating assets and liabilities, in particular, accounts receivable and accounts payable and other liabilities. The effect on cash flow of the change in accounts payable and other liabilities decreased $28.2 million due to restructuring accrual payments and timing of vendor payments in the current period. The effect on cash flow of the change in accounts receivable, net, decreased $27.5 million due to slower collections in the period.

Investing activities used $14.9 million in cash. This included capitalization of data acquisition costs of $8.6 million and capitalization of software development costs of $5.0 million. Capital expenditures were $5.7 million for the quarter. These investments were offset by payments of $1.5 million received as a distribution from a real estate joint venture and $1.0 million from the collection of a note. Additionally the Company received a final $2.0 million payment from EMC related to the parties’ amended funded software arrangement. The Company acquired $1.8 million of property under capital leases. Payments under these arrangements will be reflected in future cash flows as payments of debt.

Cash flows from financing activities include payments of debt of $23.3 million, including capital lease payments of $12.9 million, software license payments of $8.4 million, and other debt payments of $2.0 million. Financing activities also include $3.3 million in proceeds from sales of stock and $4.6 million of dividends paid.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $40 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At June 30, 2008 there were no revolving credit borrowings outstanding. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $9.0 million at June 30, 2008. As of June 30, 2008 the Company has a future commitment for synthetic lease payments of $10.5 million over the next three years.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at June 30, 2008 was $2.7 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $7.4 million at June 30, 2008 and March 31, 2008.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at June 30, 2008 (dollars in thousands). The column for 2009 represents the nine months ending March 31, 2009. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease and installment payment obligations	$ 25,919	$ 21,675	$ 6,107	$ 993	$ 553	$ 10,335	$ 65,582
Software and data license liabilities	14,292	5,868	90	-	-	-	20,250
Warrant liability	-	-	-	-	-	1,524	1,524
Other long-term debt	6,473	8,064	19,206	304,449	191,523	6,038	535,753
Total long-term obligations	46,684	35,607	25,403	305,442	192,076	17,897	623,109
Synthetic equipment and furniture leases	6,519	3,849	125	-	-	-	10,493
Equipment operating leases	1,934	1,078	546	110	3	-	3,671
Building operating leases	17,207	17,599	13,756	11,848	9,777	41,675	111,862
Partnership building lease	1,617	1,645	1,599	1,599	1,599	1,732	9,791
Total operating lease payments	27,277	24,171	16,026	13,557	11,379	43,407	135,817
Operating software license obligations	4,780	5,198	1,674	1,674	836	-	14,162
Total operating lease and software license obligations	32,057	29,369	17,700	15,231	12,215	43,407	149,979
Total contractual cash obligations	$ 78,741	$ 64,976	$ 43,103	$ 320,673	$ 204,291	$ 61,304	$ 773,088

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Purchase commitments on synthetic equipment and furniture leases	1,432	7,178	377	-	-	-	8,987
Other purchase commitments	32,027	15,825	12,082	11,088	9,157	21,197	101,376
Total purchase commitments	$ 33,459	$ 23,003	$ 12,459	$ 11,088	$ 9,157	$ 21,197	$ 110,363

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2008 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 8,988
Guarantee on certain partnership and other loans	2,721
Outstanding letters of credit	7,436

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $7.6 million as of June 30, 2008.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the “Risk Factors” contained in Part I, Item 1A, of the Company’s 2008 Annual Report.

Related Parties

See note 15 to the consolidated financial statements contained in the Company’s 2008 Annual Report for additional information on certain relationships and related transactions.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2008 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2008 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

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

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•

the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2008 Annual Report and in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission;

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

•	the possibility that we experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers;
•	the possibility that the services of the United States Postal Service, their global counterparts and other delivery systems may be disrupted;
•	and the possibility that we may be affected by other competitive factors.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both June 30, 2008 and March 31, 2008, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of June 30, 2008 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008 our disclosure controls and procedures were effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in Item 9A, Controls and Procedures, of the Company’s 2008 Annual Report, our management’s assessment of our internal control over financial reporting performed as of March 31, 2008 identified the following two material weaknesses in our internal control over financial reporting:

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

Subsequent to March 31, 2008, in response to the material weaknesses in internal control over financial reporting described above, the Company took measures to eliminate policies and procedures that allowed revenue recognition based on a calculated estimate of relative value of performance that did not meet the requirements of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). In addition, the Company took measures to ensure that cash flow items were appropriately classified.

Based on the measures described above, the Company’s management believes the material weaknesses as described above have been remediated.

(b)	Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695), formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063)—This is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has accrued $5.0 million for the settlement of this case. Acxiom and Polk have agreed to stay the proceedings while mediation is conducted under the purview of the Court. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.

Epsilon Data Management LLC, et al. v. Acxiom Corporation, (192nd Judicial District Court of Dallas County, TX, 07-08569)—This is a case that was brought by a competitor of Acxiom after the acquisition of three long-time data providers and alleges that Acxiom breached certain terms and conditions of the data licenses with those acquired companies in the course of building and distributing Acxiom data products. The plaintiffs seek injunctive relief and unspecified damages. Acxiom contends that it has acted in conformance with the data licenses and is vigorously defending the claims.

Data Protection Authority of Spain--The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). During fiscal 2008, the Company reversed $2.4 million of the accrual as some of the claims have been settled for less than the Company originally accrued. As of June 30, 2008, the Company has a remaining accrual for this matter of $1.0 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	During the first quarter of fiscal 2009 there were no repurchases made pursuant to the repurchase program adopted by the Board of Directors on October 26, 2007.

Item 6.	Exhibits

(a)	The following exhibits are filed with this Report:

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

Dated: August 7, 2008

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)