Form 10-Q
period 2008-09-30
ACXIOM CORP
filed 2008-11-07
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ----- to -----

Commission file number 0-13163

Acxiom Corporation (Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0581897 (I.R.S. Employer Identification No.)

P.O. Box 8180, 601 E. Third Street, Little Rock, Arkansas (Address of Principal Executive Offices)	72203 (Zip Code)

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 5, 2008 was 78,074,600.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

September 30, 2008

Part I.	Financial Information	Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

as of September 30, 2008 and March 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations

for the Three Months ended September 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Operations

for the Six Months ended September 30, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

for the Six Months ended September 30, 2008 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows

for the Six Months ended September 30, 2008 and 2007 (Unaudited)	7-8
Notes to Condensed Consolidated Financial Statements	9-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	35
Item 4.	Controls and Procedures	35

Part II.	Other Information
Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	36-37

Signature	38

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 93,370	$ 62,661
Trade accounts receivable, net	220,147	216,462
Deferred income taxes	47,366	44,211
Refundable income taxes	1,031	16,080
Other current assets	51,294	45,645
Total current assets	413,208	385,059
Property and equipment, net of accumulated depreciation and amortization	224,055	266,269
Software, net of accumulated amortization	56,371	59,263
Goodwill	473,867	484,796
Purchased software licenses, net of accumulated amortization	88,530	111,574
Deferred costs, net of accumulated amortization	80,369	90,707
Data acquisition costs, net of accumulated amortization	42,385	51,566
Other assets, net	23,757	22,621
	$ 1,402,542	$ 1,471,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 49,243	$ 69,259
Trade accounts payable	35,954	45,749
Accrued expenses:
Payroll	39,762	39,061
Other	95,976	121,441
Deferred revenue	57,626	64,116
Total current liabilities	278,561	339,626
Long-term debt	542,970	575,308
Deferred income taxes	62,353	51,429
Other liabilities	5,169	4,980
Commitments and contingencies
Stockholders' equity:
Common stock	11,490	11,428
Additional paid-in capital	791,388	779,815
Retained earnings	430,949	413,758
Accumulated other comprehensive income	17,500	33,976
Treasury stock, at cost	(737,838)	(738,465)
Total stockholders' equity	513,489	500,512
	$ 1,402,542	$ 1,471,855
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2008	2007 (Restated)
Revenue:
Services	$ 233,605	$ 245,033
Products	95,330	103,821
Total revenue	328,935	348,854
Operating costs and expenses:
Cost of revenue
Services	180,986	196,333
Products	77,038	81,802
Total cost of revenue	258,024	278,135
Selling, general and administrative	38,988	42,602
Gains, losses and other items, net	(2,370)	9,932
Total operating costs and expenses	294,642	330,669
Income from operations	34,293	18,185
Other income (expense):
Interest expense	(8,591)	(13,842)
Other, net	287	1,331
Total other income (expense)	(8,304)	(12,511)
Earnings before income taxes	25,989	5,674
Income taxes	10,136	(3,521)
Net earnings	$ 15,853	$ 9,195

Earnings per share:
Basic	$ 0.20	$ 0.11
Diluted	$ 0.20	$ 0.11

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2008	2007 (Restated)
Revenue:
Services	$ 470,300	$ 485,425
Products	189,708	198,098
Total revenue	660,008	683,523
Operating costs and expenses:
Cost of revenue
Services	359,847	390,935
Products	154,755	163,805
Total cost of revenue	514,602	554,740
Selling, general and administrative	88,470	84,637
Gains, losses and other items, net	(2,915)	25,322
Total operating costs and expenses	600,157	664,699
Income from operations	59,851	18,824
Other income (expense):
Interest expense	(18,050)	(27,417)
Other, net	1,646	1,514
Total other income (expense)	(16,404)	(25,903)
Earnings (loss) before income taxes	43,447	(7,079)
Income taxes	16,944	(2,584)
Net earnings (loss)	$ 26,503	$ (4,495)

Earnings (loss) per share:
Basic	$ 0.34	$ (0.06)
Diluted	$ 0.34	$ (0.06)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

SIX MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

(Dollars in thousands)

Common Stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2008	114,280,599	$ 11,428	$ 779,815		$ 413,758	$ 33,976	(36,996,236)	$ (738,465)	$ 500,512
Employee stock awards, benefit plans and other issuances	502,526	51	5,864	$ -	-	-	-	-	5,915
Tax benefit of stock options, warrants and restricted stock	-	-	115	-	-	-	-	-	115
Restricted stock units vested	113,304	11	(11)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	5,605	-	-	-	41,732	627	6,232
Dividends	-	-	-	-	(9,312)	-	-	-	(9,312)
Comprehensive income:
Foreign currency translation	-	-	-	(16,422)	-	(16,422)	-	-	(16,422)
Unrealized loss on marketable securities, net of tax	-	-	-	(54)	-	(54)	-	-	(54)
Net earnings	-	-	-	26,503	26,503	-	-	-	26,503
Total comprehensive income				$ 10,027
Balances at September 30, 2008	114,896,429	$ 11,490	$ 791,388		$ 430,949	$ 17,500	(36,954,504)	$ (737,838)	$ 513,489

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months ended September 30
	2008	2007 (Restated)
Cash flows from operating activities:
Net earnings (loss)	$ 26,503	$ (4,495)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	104,620	119,921
Gain on disposal of assets, net	(3,242)	(74)
Deferred income taxes	7,853	(3,741)
Non-cash share-based compensation expense	6,232	3,030
Changes in operating assets and liabilities:
Accounts receivable, net	(11,335)	(4,446)
Deferred costs	(2,068)	(12,772)
Other assets	20,815	1,386
Accounts payable and other liabilities	(27,328)	(3,293)
Deferred revenue	(6,774)	(28,513)
Net cash provided by operating activities	115,276	67,003
Cash flows from investing activities:
Payments received from investments	2,596	1,799
Sale of assets	24,174	-
Capitalized software development costs	(9,129)	(18,267)
Capital expenditures	(12,951)	(8,158)
Cash collected from the sale and license of software	2,000	-
Data acquisition costs	(15,129)	(12,987)
Net cash paid in acquisitions	(12,703)	(5,471)
Net cash used in investing activities	(21,142)	(43,084)
Cash flows from financing activities:
Proceeds from debt	-	2,197
Payments of debt	(59,501)	(58,629)
Dividends paid	(9,312)	-
Sale of common stock under employee stock awards, benefit plans and other issuances	5,915	42,031
Tax benefit of stock options, warrants and restricted stock	115	5,968
Net cash used in financing activities	(62,783)	(8,433)
Effect of exchange rate changes on cash	(642)	569
Net increase in cash and cash equivalents	30,709	16,055
Cash and cash equivalents at beginning of period	62,661	37,776
Cash and cash equivalents at end of period	$ 93,370	$ 53,831

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Six Months ended September 30
	2008	2007
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 16,421	$ 27,738
Income taxes	(5,887)	211
Payments on capital leases and installment payment arrangements	24,083	36,788
Payments on software and data license liabilities	16,788	13,772
Prepayment of debt	14,500	-
Other debt payments, excluding line of credit	4,130	5,942
Revolving credit payments	-	2,127
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	5,659	15,720
Construction and other financing	-	5,351
Enterprise software licenses acquired under software obligations	1,546	493
Note payable issued in acquisition	-	300
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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and interpretations. A discussion of the Company’s significant accounting principles and their application is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2008 Annual Report.

During the six months ended September 30, 2008, the Company, under the leadership of its new CEO and President, reorganized the Company’s internal organization and, as a result, management reevaluated the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s CEO and President is the “chief operating decision maker” (“CODM”) as defined in SFAS 131. Based upon the review, management determined the Company has two reportable segments, reflecting how the new CODM reviews results in terms of allocating resources and assessing performance. The reportable segments are Information Services and Information Products. The Information Services segment represents the Company’s four services lines of business which have been aggregated into one reportable segment, and the Information Products segment represents two products lines of business which have been aggregated into one reportable segment. Prior period disclosures have been revised to reflect the change in reportable segments. See note 9 for further information.

During the six months ended September 30, 2008, management also reviewed its classification of revenue and expense on its statement of operations. Previously, the Company reported services and data revenues. As a result of the current-year review, the Company is now reporting services and products revenues instead of services and data revenues, and certain background screening and risk mitigation revenues that were previously reported as services revenues have been reclassified to be included in products revenue along with data product revenue, with a corresponding reclassification of the related cost of revenue. For the quarter ended September 30, 2007, the change in classification results in a decrease of services revenue of $20.4 million and a corresponding increase in products revenue. For the six months ended September 30, 2007, the change in classification results in a decrease of services revenue of $41.3 million and a corresponding increase in products revenue.

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, account management costs that were previously included in selling, general and administrative expense have been reclassified to cost of revenue. Classification of revenue and expense varies within the Company’s industry and management believes the new classification of revenue and expense more closely reflects the nature of these items, is consistent with the revised organizational structure, and will result in an improved financial statement presentation. Revenue and expense for prior periods have been reclassified to conform to the current-year presentation. For the quarter ended September 30, 2007, the change in classification results in a decrease to selling, general and administrative expense of $12.4 million and a corresponding increase in cost of revenue. For the six months ended September 30, 2007, the change in classification results in a decrease to selling, general and administrative expense of $23.1 million and a corresponding increase in cost of revenue. The reclassifications had no effect on net earnings (loss).

2.	EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2008	2007 (Restated)	2008	2007 (Restated)
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ 15,853	$ 9,195	$ 26,503	$ (4,495)
Denominator – weighted-average shares outstanding	77,716	80,646	77,559	79,993
Basic earnings (loss) per share	$ 0.20	$ 0.11	$ 0.34	$ (0. 06)
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ 15,853	$ 9,195	$ 26,503	$ (4,495)

Denominator:
Weighted-average shares outstanding	77,716	80,646	77,559	79,993
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	447	1,839	400	-
	78,163	82,485	77,959	79,993
Diluted earnings (loss) per share	$ 0.20	$ 0.11	$ 0.34	$ (0.06)

As of September 30, 2008, the Company had options and warrants outstanding providing for the purchase of approximately 12.5 million shares of common stock. At September 30, 2007, the Company had options and warrants outstanding providing for the purchase of approximately 11.4 million shares of common stock. Due to the net loss incurred by the Company during the six months ended September 30, 2007, the effect of options, warrants and restricted stock of 1.9 million shares was antidilutive and therefore was excluded from the earnings per share calculation. In addition, options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2008	2007	2008	2007
Number of shares outstanding under options, warrants and restricted stock units	11,180	3,408	11,062	3,001
Range of exercise prices for options and warrants	$13.14-$268.55	$24.53-$268.55	$12.92-$268.55	$25.00- $268.55

2.	EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY (continued):

Stockholders’ Equity

The Company declared dividends of $0.12 per share in the six months ended September 30, 2008 and did not declare dividends on its common stock in the six months ended September 30, 2007. There were no shares repurchased under the Company’s expired common stock repurchase program in either the six months ended September 30, 2008 or 2007.

3.	SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At September 30, 2008, there were a total of 5.7 million shares available for future grants under the plans.

The Company granted 679,126 stock options in the six months ended September 30, 2008. The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2008 was $4.41. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 36.4%. The Company granted 150,000 stock options in the six months ended September 30, 2007. The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2007 was $7.21. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.9%; risk-free interest rate of 4.9%; expected option life of 5.7 years and expected volatility of 20.4%.

Option activity for the six months ended September 30, 2008 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2008	10,745,650	$ 21.32
Granted	679,126	$ 13.70
Exercised	(79,869)	$ 9.51		$ 254
Forfeited or cancelled	(350,265)	$ 21.29
Outstanding at September 30, 2008	10,994,642	$ 20.93	7.38	$ 2,223
Exercisable at September 30, 2008	9,043,938	$ 22.11	6.95	$ 1,579

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2009 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on September 30, 2008. This amount changes based upon changes in the fair market value of Acxiom’s stock.

3.	SHARE-BASED COMPENSATION (continued):

The following is a summary of stock options outstanding and exercisable as of September 30, 2008:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.11 - $ 9.62	97,706	5.60 years	$ 7.14	94,870	$ 7.14
$ 10.17 - $ 14.68	2,560,116	8.54 years	$ 12.43	1,415,629	$ 12.24
$ 15.00 - $ 19.82	2,648,760	7.37 years	$ 16.47	2,142,879	$ 16.66
$ 20.12 - $ 24.53	2,830,020	7.49 years	$ 22.78	2,830,020	$ 22.78
$ 25.00 - $ 29.30	1,718,048	6.77 years	$ 26.56	1,420,548	$ 26.67
$ 30.93 - $ 39.12	831,295	5.50 years	$ 35.70	831,295	$ 35.70
$ 40.50 - $ 75.55	305,967	5.87 years	$ 44.64	305,967	$ 44.64
$168.61 - $268.55	2,730	1.39 years	$ 213.46	2,730	$ 213.46
	10,994,642	7.38 years	$ 20.93	9,043,938	$ 22.11

Total expense related to stock options for the six months ended September 30, 2008 and 2007 was approximately $1.4 million and $1.0 million respectively. Future expense for these options is expected to be approximately $8.1 million over the next four years.

Restricted Stock Unit Activity

Non-vested restricted stock unit activity for the period ending September 30, 2008 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2008	1,124,936	$ 15.55	3.37
Granted	831,532	$ 13.05
Vested	(113,179)	$ 24.84
Forfeited or cancelled	(39,526)	$ 16.47
Outstanding at September 30, 2008	1,803,763	$ 13.82	2.95

During the six months ended September 30, 2008, the Company granted restricted stock units covering 831,532 shares of common stock with a value at the date of grant of $10.9 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Of the restricted stock units granted in the current period 255,963 vest in equal annual increments over four years. The remaining 575,569 vest subject to 1) the Company’s achievement of certain performance criteria for the fiscal year ended March 31, 2009 and 2) the individual remaining employed by the Company for three years. If both criteria are met the units vest after three years. The expense related to restricted stock in the six months ended September 30, 2008 was $3.9 million. Future expense for restricted stock units is expected to be approximately $21.2 million over the next four years. The expense related to restricted stock in the six months ended September 30, 2007 was $1.7 million.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at September 30, 2008 was approximately 1.4 million. Approximately 137,257 shares were purchased under the ESPP during the six months ended September 30, 2008. The total expense to the Company for the discount to the market price was approximately $0.3 million for both the six months ended September 30, 2008 and the six months ended September 30, 2007.

4.	ACQUISITIONS:

On September 15, 2008, the Company acquired the direct marketing technology unit of Alvion, LLC. The acquisition allowed the Company to obtain a proven online marketing list fulfillment platform that can be used by small and medium-size businesses that need immediate access to marketing information through a software-as-service environment. The Company paid $3.6 million in cash, net of cash acquired, for the acquisition. The acquired business has annual revenues of approximately $2.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Alvion’s results of operations are included in the Company’s consolidated results beginning September 15, 2008.

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC. The Company paid $9.0 million, of which $4.5 million was paid into an escrow account and is subject to an escrow arrangement which will be resolved one year from the date of acquisition. The ultimate purchase price paid to the seller is contingent upon satisfaction of certain post-closing conditions. The acquired business has annual revenue of approximately $16.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. ChoicePoint’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

On March 27, 2007, the Company acquired Kefta, Inc. (“Kefta”), a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company has also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million during the current fiscal year. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue at acquisition was approximately $2.7 million.

The following table shows the allocation of the purchase price for the above acquisitions to assets acquired and liabilities assumed (dollars in thousands):

	Alvion	ChoicePoint	Kefta
Assets acquired:
Cash	$ 368	$ -	$ 75
Goodwill	820	113	8,516
Other intangible assets	1,913	2,300	2,870
Other current and noncurrent assets	1,049	3,334	447
	4,150	5,747	11,908
Accounts payable, accrued expenses and capital leases assumed	150	1,247	1,323
Net assets acquired	4,000	4,500	10,585
Add:
Cash in escrow	-	4,500	-
Less:
Cash acquired	368		75
Accrued liabilities	-	-	395
Net cash paid	$ 3,632	$ 9,000	$ 10,115

The allocations of purchase price for Alvion and ChoicePoint are preliminary and subject to revisions as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocated to goodwill.

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2008	March 31, 2008
Current portion of unbilled and notes receivable	$ 3,333	$ 4,142
Prepaid expenses	26,722	21,682
Non-trade receivables	4,170	4,446
Assets of SNQDC retirement plan	12,419	15,272
Escrow cash	4,500	-
Other miscellaneous assets	150	103
Other current assets	$ 51,294	$ 45,645

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2008	March 31, 2008
Investments in marketable and nonmarketable securities	$ 941	$ 1,526
Acquired intangible assets, net	14,256	11,995
Noncurrent portion of unbilled and notes receivable	5,167	5,877
Other miscellaneous noncurrent assets	3,393	3,223
Other assets	$ 23,757	$ 22,621

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

The carrying amount of goodwill, by business segment, for the six months ended September 30, 2008 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2008	$ 335,752	$ 149,044	$ 484,796
Acquisition of Alvion	-	820	820
Acquisition of ChoicePoint	113	-	113
Purchase adjustments	110	-	110
Change in foreign currency translation adjustment	(3,592)	(8,380)	(11,972)
Balance at September 30, 2008	$ 332,383	$ 141,484	$ 473,867

The Company revised its segments, effective April 1, 2008 (see note 9). As a result of the revision to the segments, the balances recorded at March 31, 2008 have been reallocated to the new segments based on the relative fair value of the segments at March 31, 2008.

7.	LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2008	March 31, 2008
Term loan credit agreement	$ 493,500	$ 511,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to fifteen years	58,105	76,598
Warrants	1,553	1,542
Software license liabilities; payable over terms up to sever years effective interest rates ranging from approximately 6% to 7%	7,595	18,117
Data license agreement, effective interest rate 6%	5,780	10,499
Other debt and long-term liabilities	25,680	26,811
Total long-term debt and capital leases	592,213	644,567
Less current installments	49,243	69,259
Long-term debt, excluding current installments	$ 542,970	$ 575,308

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150 million through June 2012, followed by a final installment of $25.5 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Revolving credit facility borrowings under the facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at September 30, 2008 or March 31, 2008. The weighted average interest rate on term loan borrowings outstanding at September 30, 2008 was 4.8%. Outstanding letters of credit at September 30, 2008 were $6.8 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At September 30, 2008, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

Subsequent Event

On October 20, 2008, the Company entered into a new interest rate swap agreement on $95.0 notional amount of its floating rate debt. The agreement provides for the Company to pay interest for a 2.75 year period at a fixed rate of 3.25% with a 1.75% credit spread for a total rate of 5.0% while receiving interest for the same period at the LIBOR rate on the same notional amount. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $9.7 million at September 30, 2008 and $10.0 million at March 31, 2008.

9.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the beginning of the current fiscal year, the Company realigned its business segments as a result of an internal reorganization. The Company’s new business segments consist of Information Services and Information Products. The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI) and Marketing Services, Digital Marketing Services, Information Technology Services and Consulting Services. The Information Products segment is comprised of the Company’s global Information Products line of business and the U.S. Background Screening Products line of business. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

Gains, losses and other items, net are reported in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2008	2007	2008	2007
Revenue:
Information services	$ 233,605	$ 245,033	$ 470,300	$ 485,425
Information products	95,330	103,821	189,708	198,098
Total revenue	$ 328,935	$ 348,854	$ 660,008	$ 683,523

Income (loss) from operations:
Information services	$ 40,649	$ 35,859	$ 79,275	$ 69,929
Information products	8,485	11,674	13,063	13,838
Corporate and other	(14,841)	(29,348)	(32,487)	(64,943)
Income from operations	$ 34,293	$ 18,185	$ 59,851	$ 18,824

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB 100”), and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. The following table summarizes the restructuring activity for the six months ended September 30, 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885
Payments	(9,102)	(3,723)	(318)	(13,143)
Adjustments	(311)	(1,031)	(7)	(1,349)
Balance at September 30, 2008	$ 4,235	$ 22,126	$ 32	$ 26,393

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

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The associate-related payments of $19.3 million relate to the termination of associates in the United States and Europe. These accruals were evaluated under SFAS 112 which governs employers’ accounting for post employment benefits. The Company provides benefits to terminated employees under a substantive plan which provides benefits to the terminated associates based on their years of service to the Company. The total also includes amounts calculated under SFAS 146 paid to persons who retired in conjunction with the workforce reduction and to persons who had employment contracts with the Company which determined how much they were to be paid upon termination. The fiscal 2008 accrual was recorded in two parts, with the first $5.2 million accrual recorded in the quarter ended September 30, 2007 and the remaining recorded in the quarter ended March 31, 2008. Of the $19.3 million accrued, $3.6 million remained accrued as of September 30, 2008. These costs are expected to be paid out in the remainder of fiscal 2009.

The lease accruals of $19.0 million were evaluated under SFAS 146, which governs exit costs. SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. On or before March 31, 2008, the Company ceased using certain leased office facilities. The Company intends to attempt to sublease those facilities to the extent possible. Under SFAS 146, the Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded. The remaining amount accrued at September 30, 2008 is $15.9 million.

The contract accruals of $6.7 million were evaluated under SFAS 146 which requires that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms. Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts. The remaining amount accrued of $5.8 million represents the estimated termination payments, which are expected to be paid during fiscal 2009.

The other related costs of $0.5 million are primarily moving costs associated with the closing of the leased facilities referred to above. All of the $0.5 million accrued was paid at September 30, 2008.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The table above includes the portion of the above charges which are yet to be paid as of September 30, 2008. The remaining accrued costs of $1.1 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. In the six months ended September 30, 2007, the Company incurred transaction related expenses of $17.4 million which are included in gains, losses and other items. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items in the third quarter of fiscal 2008.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Disposition of Operations in France

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations. Also, included in the gain calculation was a $1.3 million accrual for exit activities. The ultimate gain on the disposal is subject to adjustment once the parties complete an agreement as to the final working capital. An adjustment regarding the purchase price was recorded in the quarter ended September 30, 2008 resulting in an additional $0.7 million gain recorded on the sale. The annual revenue associated with the GIS operations was approximately $14 million. The following table shows the amounts accrued for exit activities:

Associate-related reserves
Balance at March 31, 2008	$ 1,154
Payments	(911)
Adjustments	(118)
Change in foreign currency translation adjustment	(23)
Balance at September 30, 2008	$ 102

Spain Closure

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs. Of this amount, $0.9 million remained accrued as of September 30, 2008 for estimated data protection claims.

Leased Asset Disposal

During the year ended March 31, 2008, the Company entered into an agreement to dispose of a leased aircraft. Under the terms of the lease, the Company was required to make a termination payment to the lessor, and the lessor sold the aircraft and paid the proceeds to the Company. During the six months ended September 30, 2008, the Company recorded $0.1 million gain in gains, losses and other items, to adjust the final net payment to terminate the lease and dispose of the asset.

Collection of Hangar Note

During the current fiscal year, the Company collected a note receivable related to an aircraft storage facility. This note was not recognized by the Company previously since collectability of the note was not assured. During the current fiscal year, the debtor paid off the note in the amount of $1.0 million which was recorded in gains, losses and other items.

Sale of Building

During the current quarter, the Company sold a building that was no longer utilized for proceeds of $24.2 million resulting in a gain of $1.1 million.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2008	2007	2008	2007
Terminated merger expense	$ -	$ 2,264	$ -	$ 17,358
Gain on disposition of operations in France	(720)	-	(838)	-
Leased airplane disposal	-	2,310	(110)	2,310
Collection of hangar note	-	-	(1,004)	-
Legal contingency	-	-	1,000	-
Sale of building	(1,146)	-	(1,146)	-
Restructuring plan	(240)	5,190	(568)	5,361
Adjustment of Spain operation closure	(264)	168	(249)	293
	$ (2,370)	$ 9,932	$ (2,915)	$ 25,322

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to two separate renegotiations of contracts with outsourcing customers the Company performed tests for potential impairment of the related capitalized costs during the six months ended September 30, 2007. The Company determined that the future cash flows relating to those renegotiated outsourcing contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded a combined write-down of $9.6 million relating to the capitalized costs of these contracts. The $9.6 million charge is recorded in cost of revenue in the accompanying condensed consolidated statement of operations and in the Information Services segment for segment disclosures.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has accrued $5.0 million for the settlement of this case. Acxiom and Polk have agreed to stay the proceedings while mediation is conducted under the purview of the Court. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007. Both Taylor cases were dismissed by the District Court and are now on appeal.

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued. As of September 30, 2008 the Company has a remaining accrual for this matter of $0.9 million.

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

The Company has a future commitment for synthetic lease payments of $8.2 million over the next three years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $7.6 million at September 30, 2008.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At September 30, 2008 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $2.7 million.

12.	INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2009 is 39%.

At September 30, 2008, the Company had $5.2 million in gross unrecognized tax benefits, which is included as other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $ 0.5 million. It is reasonably possible that the amount of unrecognized tax benefits with respect to the Company's uncertain tax positions will increase or decrease during the next 12 months. However, management does not expect the change to have a significant effect on consolidated results of operations or financial position.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2008 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$ 12,419	$ -	$ -	$ 12,419
Total assets	$ 12,419	$ -	$ -	$ 12,419

Liabilities:
Other current liabilities	$ 12,419	$ -	$ -	$ 12,419
Long-term debt	-	1,553	-	1,553
Total liabilities	$ 12,419	$ 1,553	$ -	$ 13,972

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

On May 14, 2008 the Company announced that it would restate its financial statements for the years ended March 31, 2007 and 2006 to correct an error in the Company’s accounting for accrued revenue. Historically, and for all restated periods, the Company recorded accrued revenue for certain information services contracts based on a calculated estimate of relative value of performance that had occurred but had not yet been recognized as revenue. The Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). The Company has concluded that the calculated estimates for the restatement periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these services transactions. Accordingly, the Company has restated its consolidated financial statements for the restatement periods to remove the recorded amounts of this accrued revenue and record the related income tax effect. Additionally, the Company has reclassified additions to deferred costs as an operating cash flow activity. Previously, additions to deferred costs were presented as an investing cash flow activity. The Company has restated condensed consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 to reflect the revised accounting treatment. The adjustments to restate previously reported financial statements are summarized as follows (dollars in thousands, except per share data):

14.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	September 30, 2007
ASSETS	(Reported)	(Adjustment)	(Restated)
Current assets:
Cash and cash equivalents	$ 53,831	$ -	$ 53,831
Trade accounts receivable, net	294,822	(57,012)	237,810
Deferred income taxes	22,244	21,665	43,909
Refundable income taxes	11,421	-	11,421
Other current assets	52,421	-	52,421
Total current assets	434,739	(35,347)	399,392
Property and equipment, net of accumulated depreciation and amortization	291,852	-	291,852
Software, net of accumulated amortization	55,641	-	55,641
Goodwill	529,039	-	529,039
Purchased software licenses, net of accumulated amortization	136,683	-	136,683
Deferred costs, net	132,016	-	132,016
Data acquisition costs, net	34,941	-	34,941
Other assets, net	36,020	-	36,020
	$ 1,650,931	$ (35,347)	$ 1,615,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 95,193	$ -	$ 95,193
Trade accounts payable	54,070	-	54,070
Accrued expenses
Payroll	31,235	-	31,235
Other	80,352	-	80,352
Deferred revenue	86,911	-	86,911
Total current liabilities	347,761	-	347,761
Long-term debt	625,991	-	625,991
Deferred income taxes	96,333	-	96,333
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value	11,371	-	11,371
Additional paid-in capital	769,096	-	769,096
Retained earnings	461,865	(35,347)	426,518
Accumulated other comprehensive income	27,011	-	27,011
Treasury stock, at cost	(688,497)	-	(688,497)
Total stockholders' equity	580,846	(35,347)	545,499
	$ 1,650,931	$ (35,347)	$ 1,615,584

14.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	For the quarter ended September 30, 2007			For the six months ended September 30, 2007
	Reported*	Adjustment	Restated	Reported*	Adjustment	Restated
Revenue:
Services	$ 247,205	$ (2,172)	$ 245,033	$ 491,096	$ (5,671)	$ 485,425
Products	103,821	-	103,821	198,098	-	198,098
Total revenue	351,026	(2,172)	348,854	689,194	(5,671)	683,523
Operating costs and expenses
Cost of revenue
Services	196,333	-	196,333	390,935	-	390,935
Products	81,802	-	81,802	163,805	-	163,805
Total cost of revenue	278,135	-	278,135	554,740	-	554,740
Selling, general and administrative	42,602	-	42,602	84,637	-	84,637
Gains, losses and other items, net	9,932	-	9,932	25,322	-	25,322
Total operating costs and expenses	330,669	-	330,669	664,699	-	664,699
Income from operations	20,357	(2,172)	18,185	24,495	(5,671)	18,824
Other income (expense):
Interest expense	(13,842)	-	(13,842)	(27,417)	-	(27,417)
Other, net	1,331	-	1,331	1,514	-	1,514
Total other income (expense)	(12,511)	-	(12,511)	(25,903)	-	(25,903)
Earnings (loss) before income taxes	7,846	(2,172)	5,674	(1,408)	(5,671)	(7,079)
Income tax expense	(2,696)	(825)	(3,521)	(429)	(2,155)	(2,584)
Net earnings (loss)	$ 10,542	$ (1,347)	$ 9,195	$ (979)	$ (3,516)	$ (4,495)

Earnings (loss) per share:
Basic	$ 0.13	$ (0.02)	$ 0.11	$ (0.01)	$ (0.05)	$ (0.06)
Diluted	$ 0.13	$ (0.02)	$ 0.11	$ (0.01)	$ (0.05)	$ (0.06)

*Amounts as reported have been reclassified to reflect the revised classification in the current period. See Note 1 for further discussion.

14.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	For the six months ending September 30, 2007
	(Reported)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net loss	$ (979)	$ (3,516)	$ (4,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	119,921	-	119,921
Gain on disposal of assets, net	(74)	-	(74)
Deferred income taxes	(1,586)	(2,155)	(3,741)
Non-cash share-based compensation expense	3,030	-	3,030
Changes in operating assets and liabilities:
Accounts receivable	(10,117)	5,671	(4,446)
Deferred costs	-	(12,772)	(12,772)
Other assets	1,386	-	1,386
Accounts payable and other liabilities	(3,293)	-	(3,293)
Deferred revenue	(28,513)	-	(28,513)
Net cash provided by operating activities	79,775	(12,772)	67,003
Cash flows from investing activities:
Payments received from investments	1,799	-	1,799
Capitalized software development costs	(18,267)	-	(18,267)
Capital expenditures	(8,158)	-	(8,158)
Deferral of costs and data acquisition costs	(25,759)	25,759	-
Data acquisition costs	-	(12,987)	(12,987)
Net cash paid in acquisitions	(5,471)	-	(5,471)
Net cash used in investing activities	(55,856)	12,772	(43,084)
Cash flows from financing activities:
Proceeds from debt	2,197	-	2,197
Payments of debt	(58,629)	-	(58,629)
Sale of common stock	42,031	-	42,031
Income tax benefit of stock options, warrants and restricted stock	5,968	-	5,968
Net cash provided by financing activities	(8,433)	-	(8,433)
Effect of exchange rate changes on cash	569	-	569
Net increase in cash and cash equivalents	16,055	-	16,055
Cash and cash equivalents at beginning of period	$ 37,776	$ -	$ 37,776
Cash and cash equivalents at end of period	$ 53,831	$ -	$ 53,831

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

Highlights of the quarter ended September 30, 2008 are identified below.

•	Revenue of $328.9 million, down 5.7 percent from $348.9 million in the second fiscal quarter a year ago.
•	Operating expenses were $294.6 million for the quarter, down 10.9% from the second quarter a year ago.
•	Income from operations of $34.3 million, a $16.1 million increase compared to $18.2 million in the second fiscal quarter last year.
•	Pre-tax earnings of $26.0 million, compared to pretax earnings of $5.7 million in the second quarter of fiscal 2008.
•	Diluted earnings per share of $0.20, compared to diluted earnings per share of $0.11 in the second fiscal quarter last year.
•	Operating cash flow of $86.8 million for the quarter, compared to $33.4 million in the second quarter in the prior year.

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

All amounts referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods ended September 30, 2007 reflect the balances and amounts on a restated basis as described above.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2008	2007 (Restated)	% Change	2008	2007 (Restated)	% Change
Revenue
Services	$ 233.6	$ 245.0	(5)%	$ 470.3	$ 485.4	(3)%
Products	95.3	103.9	(8)%	189.7	198.1	(4)%
	$ 328.9	$ 348.9	(6)%	$ 660.0	$ 683.5	(3)%
Total operating costs and expenses	294.6	330.7	11%	600.1	664.7	10%
Income from operations	$ 34.3	$ 18.2	89%	$ 59.9	$ 18.8	218%
Diluted earnings per share	$ 0.20	$ 0.11	82%	$ 0.34	$ (0.06)	667%

Revenues

Services revenue for the quarter ended September 30, 2008 was $233.6 million. This represents an $11.4 million decrease or 4.7% when compared to the same period in the prior year. On a geographic basis, International services decreased approximately $1.7 million while US services decreased approximately $9.8 million. By line of business, revenue growth in Consulting Services of $2.5 million or 45.8% was offset by declines in CDI and Marketing Services of $4.2 million or 3.1% and IT Services of $10.1 million or 12.6%. Digital Services were relatively flat. Slightly more than half of the CDI decline was related to International operations. In the US, declines in the Financial Services vertical which was due to lost business and lower volumes with retained business for CDI were offset by revenue from the acquired ChoicePoint unit and increases in other industry verticals. The decline in IT Services is driven by contract reductions over the last 12 months with a few very large IT clients. The Consulting line was also positively impacted by new business wins in several industry verticals.

Services revenue for the six months ended September 30, 2008 was $470.3 million. This represents a $15.1 million decrease or 3.1% when compared to the same period in the prior year. On a geographic basis, International services increased approximately $3.5 million while US services decreased approximately $18.6 million. The increase is primarily due to Consulting Services and an increase in Asia/Pacific CDI revenue and 2Touch product fulfillment revenue. By line of business, revenue growth in Consulting Services of $3.8 million or 30.9% was offset by a decline in IT Services of $21.8 million or 13.5% when compared to the same period in the prior year. CDI and Marketing Services was relatively flat while Digital Services increased less than 5%. In the US, declines in the Financial Services vertical which were due to lost business and lower volumes with retained business for CDI were offset by revenue from the acquired ChoicePoint unit and increases in other industry verticals. The decline in IT Services is driven by contract reductions over the last 12 months with a few very large IT clients.

Products revenue for the quarter ended September 30, 2008 was $95.3 million. This represents an $8.5 million decrease or 8.2% when compared to the same period in the prior year. Revenue in both the US and International operations declined. International revenue in the prior year included approximately $2.8 million from the divested French GIS business. Pass-through data revenue increased approximately $1.7 million. Excluding the pass-through data, the US products revenue was down $4.9 million compared to the same quarter a year ago. The decline is primarily attributable to a $5.3 million or 14% decrease in US Infobase revenue. The decline is most prevalent in Financial Services and Travel, Media, and Telco, both due to lower project volumes, delayed and/or lost business.

Products revenue for the six months ended September 30, 2008 was $189.7 million. This represents an $8.4 million decrease or 4.2% when compared to the same period in the prior year. Revenue in both the US and International operations declined. Revenue from International operations declined $7.0 million, of which $5.4 million was related to the divested French GIS business. Pass-through data revenue increased approximately $4.3 million when compared to the same period in the prior year. Excluding the pass-through data, the US products revenue was down $5.7 million compared to the same period a year ago. The decline is attributable to a $6.6 million or 10% decrease in US Infobase revenue when compared to the same period in the prior year. The decline is most prevalent in Financial Services and Travel, Media, and Telco, both due to lower project volumes, delayed and/or lost business.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2008	2007 (Restated)	% Change	2008	2007 (Restated)	% Change
Cost of revenue
Services	$ 181.0	$ 196.3	8%	$ 359.8	$ 390.9	8%
Products	77.0	81.8	6%	154.8	163.8	6%
Total cost of revenue	$ 258.0	$ 278.1	7%	$ 514.6	$ 554.7	7%
Selling, general and Administrative	39.0	42.7	9%	88.4	84.7	(5)%
Gains, losses and other items, net	(2.4)	9.9	121%	(2.9)	25.3	112%
Total operating costs and expenses	$ 294.6	$ 330.7	11%	$ 600.1	$ 664.7	10%

	For the quarter ended September 30		For the six months ended September 30
	2008	2007 (Restated)	2008	2007 (Restated)
Gross profit margin
Services	22.5%	19.9%	23.5%	19.5%
Products	19.2	21.2	18.4	17.3
Total gross profit margin	21.6%	20.3%	22.0%	18.8%
Operating profit margin	10.4%	5.2%	9.1%	2.8%

Cost of services revenue of $181.0 million for the quarter ended September 30, 2008 represents a decrease of $15.3 million compared to the same quarter a year ago. Gross margin for services revenue increased from 19.9% to 22.5%. Included in the prior year cost of services is $4.9 million related to an IT contract restructuring and software impairment. Excluding this item, cost of services decreased $10.4 million or 5.4% compared to the same period a year ago. Margin improvement in spite of the revenue declines is due to significant cost reduction activities during the last fiscal year. The Company executed workforce reductions in fiscal 2008 in addition to cost reductions that naturally occurred as IT Services and CDI and Marketing Services contracts were reduced or terminated. Additionally, through expense management, the Company has continued cost reduction initiatives into fiscal 2009.

Cost of services revenue of $359.8 million for the six months ended September 30, 2008 represents a decrease of $31.1 million compared to the same period a year ago. Gross margin for services revenue increased from 19.5% to 23.5% compared to the same period a year ago. Included in the prior-year cost of services is $10.1 million related to restructuring of certain IT contracts of $9.6 million and the write-off of abandoned development projects of $0.5 million. Excluding these items, cost of services decreased $21.0 million, or 5.5%. Margin improvement in spite of the revenue declines is due to significant cost reduction activities during the last fiscal year and ongoing expense management programs in the current fiscal year. The Company executed workforce reductions in fiscal 2008 in addition to cost reductions that naturally occurred as IT Services and CDI and Marketing Services contracts were reduced or terminated.

Cost of products revenue of $77.0 million for the quarter ended September 30, 2008 represents a decrease of $4.8 million compared to the same quarter a year ago. Gross margin for products revenue decreased from 21.2% to 19.2%. Excluding the pass-through data and related costs product costs actually decreased approximately 10% and margins on non-pass-through products decreased to 24.8% from 26.2% a year ago. Due to the fixed costs in both the US and International data operations, the margin impact of cost reduction initiatives begun during the last fiscal year related to both personnel and data content costs was offset by declining revenues.

Cost of products revenue of $154.8 million for the six months ended September 30, 2008 represents a decrease of $9.1 million compared to the same period a year ago. Gross margin for products revenue increased from 17.3% to 18.4%. Excluding the pass-through data and related costs product costs actually decreased approximately 11% and margins on non-pass through products increased to 23.9% from 21.6% a year ago. Again, much of the margin improvement is due to cost reduction initiatives begun during the last fiscal year – related to both personnel and data content costs. Margin improvements are reflected in both the Information Products and Background Screening lines of business.

Selling, general, and administrative (“SG&A”) expenses were $39.0 million for the quarter ended September 30, 2008. This represents a $3.6 million decrease compared to the same period a year ago. As a percentage of total revenue, these expenses are 11.9% compared to 12.2% a year ago. The decrease is primarily due to cost reduction initiatives in many SG&A cost centers.

Selling, general, and administrative expenses were $88.4 million for the six months ended September 30, 2008. This represents a $3.7 million increase over the prior-year same period. As a percentage of total revenue, SG&A expenses are 13.4% this year compared to 12.4% last year. Increases due to performance-based compensation accruals and investments in sales have been offset by cost reduction initiatives implemented during the last fiscal year in many SG&A cost centers.

Gains, losses and other items were a $2.4 million gain during the quarter ended September 30, 2008 and a $2.9 million gain for the six months ended September 30, 2008. The balances primarily represent the adjustment of accruals established in fiscal 2008 and a $1.1 million gain on the sale of the Phoenix facility. The Company evaluated all accruals and made adjustments if necessary. The most significant adjustment relates to an additional $0.7 million gain related to the France GIS business.

Gains, losses and other items were $9.9 million loss during the quarter ended September 30, 2007. Included were $2.3 million in various professional fees related to the terminated acquisition by Silver Lake and ValueAct Capital, $5.2 million for workforce reduction costs, and $2.3 million related to the termination of a lease.

Gains, losses and other items were $25.3 million during the six months ended September 30, 2007, which primarily consist of $17.4 million in various professional fees related to the terminated acquisition by Silver Lake and ValueAct Capital. Other charges include $5.4 million in severance costs for implementation of a restructuring plan and $2.3 million related to the termination of a lease.

Other Income (Expense)

Interest expense for the quarter ended September 30, 2008 is $8.6 million compared to $13.8 million a year ago due primarily to a reduction in interest rates. Interest expense for the six months ended September 30, 2008 is $18.1 million compared to $27.4 million a year ago due primarily to a reduction in interest rates.

Other income decreased to $0.3 million in the current quarter and increased to $1.6 million in the six months ended September 30, 2008. In both periods, other income is composed primarily of interest income on notes receivable and investment income. For the six months ended September 30, 2008 other income includes $1.1 million in investment income related to a real-estate joint venture.

Income taxes

The effective tax rate for both the quarter and the six months ended September 30, 2008 is 39%. The quarter ended September 30, 2007 reflects a decrease in tax expense of $5.7 million because previously incurred merger costs became deductible in that quarter. Except for this item, the effective rate for the quarter ended September 30, 2007 would have been 38.5%. For the six months ended September 30, 2007, the effective rate was 36.5%.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at September 30, 2008 totaled $134.6 million compared to $45.4 million at March 31, 2008. Total current assets increased due primarily to an increase in cash of $30.7 million offset by a decrease in refundable income tax of $15.0 million. Current liabilities decreased $61.1 million due primarily to decreases in current installments of long-term debt of $20.0 million, trade accounts payable of $9.8 million, and other accruals of $25.5 million.

Accounts receivable days sales outstanding (“DSO”) was 62 days at September 30, 2008 and was 56 days at March 31, 2008, and is calculated as follows (dollars in thousands):

	September 30, 2008	March 31, 2008
Numerator – trade accounts receivable, net	$ 220,147	$ 216,462
Denominator:
Quarter revenue	328,935	349,797
Number of days in quarter	92	91
Average daily revenue	$ 3,575	$ 3,844
Days sales outstanding	62	56

Net cash provided by operating activities during the current year increased 72%, to $115.3 million. The increase in net earnings of $31.0 million, change in other assets of $19.4 million and deferred revenue of $21.7 million is offset by the change in accounts payable and other liabilities. The effect on cash flow of the change in accounts payable and other liabilities was a decrease of $24.0 million due to restructuring accrual payments and timing of vendor payments in the current period.

Investing activities used $21.1 million in cash during the current fiscal year. This included capitalization of data acquisition costs of $15.1 million and capitalization of software development costs of $9.1 million. Capital expenditures were $13.0 million for the six-month period ended September 30, 2008. These investments were offset by payments of $2.6 million received as a distribution from a real estate joint venture and $24.2 million from proceeds from the sale of a building. Additionally the Company received a final $2.0 million payment from EMC related to the parties’ amended funded software arrangement. The Company acquired $7.2 million of property under capital leases and software licenses. Payments under these arrangements will be reflected in future cash flows as payments of debt.

Cash flows from financing activities during the current fiscal year include payments of debt of $59.5 million, consisting of capital lease payments of $24.1 million, software license payments of $16.8 million, other debt payments of $4.1 million, and a term loan prepayment of $14.5 million. Financing activities also include $5.9 million in proceeds from sales of stock and $9.3 million of dividends paid.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $25.5 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At September 30, 2008 there were no revolving credit borrowings outstanding. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $7.6 million at September 30, 2008. As of September 30, 2008 the Company has a future commitment for synthetic lease payments of $8.2 million over the next three years.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at September 30, 2008 was $2.7 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $6.8 million at September 30, 2008 and March 31, 2008.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at September 30, 2008 (dollars in thousands). The column for 2009 represents the six months ending March 31, 2009. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease and installment payment obligations	$ 15,915	$ 22,789	$ 7,124	$ 1,387	$ 552	$ 10,338	$ 58,105
Software and data license liabilities	6,485	5,769	590	531	-	-	13,375
Warrant liability	-	-	-	-	-	1,553	1,553
Other long-term debt	4,461	8,064	19,205	304,449	177,023	5,978	519,180
Total long-term obligations	26,861	36,622	26,919	306,367	177,575	17,869	592,213
Synthetic equipment and furniture leases	4,201	3,849	125	-	-	-	8,175
Equipment operating leases	1,044	998	525	127	11	-	2,705
Building operating leases	10,261	16,194	12,838	11,058	8,999	40,224	99,574
Partnership building lease	869	1,610	1,599	1,599	1,599	1,732	9,008
Total operating lease payments	16,375	22,651	15,087	12,784	10,609	41,956	119,462
Operating software license obligations	4,362	5,198	1,674	1,674	836	-	13,744
Total operating lease and software license obligations	20,737	27,849	16,761	14,458	11,445	41,956	133,206
Total contractual cash obligations	$ 47,598	$ 64,471	$ 43,680	$ 320,825	$ 189,020	$ 59,825	$ 725,419

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Purchase commitments on synthetic equipment and furniture leases	1,755	4,030	215	-	-	-	6,000
Other purchase commitments	27,341	18,012	13,817	12,439	9,157	21,196	101,962
Total purchase commitments	$ 29,096	$ 22,042	$ 14,032	$ 12,439	$ 9,157	$ 21,196	$ 107,962

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2008 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 7,555
Guarantee on certain partnership and other loans	2,701
Outstanding letters of credit	6,835

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $7.5 million as of September 30, 2008.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the business. In some cases, the Company also sells software and hardware to clients. In addition, new outsourcing or facilities management contracts may require substantial up-front capital expenditures to acquire or replace existing assets. Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future. The Company also evaluates acquisitions from time to time, which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities. However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate. Acxiom does not currently use derivative or other financial instruments to mitigate the interest rate risk with the exception of an interest-rate swap agreement entered into after September 30, 2008, which hedges the interest rate risk on $95 million of the Company’s term loan. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both September 30, 2008 and March 31, 2008, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of September 30, 2008 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695), formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063)—This is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has accrued $5.0 million for the settlement of this case. Acxiom and Polk have agreed to stay the proceedings while mediation is conducted under the purview of the Court. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007. Both Taylor cases were dismissed by the District Court and are now on appeal.

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

Data Protection Authority of Spain--The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). During fiscal 2008, the Company reversed $2.4 million of the accrual as some of the claims have been settled for less than the Company originally accrued. As of September 30, 2008, the Company has a remaining accrual for this matter of $0.9 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	During the first quarter and second quarter of fiscal 2009 there were no repurchases made pursuant to the repurchase program adopted by the Board of Directors on October 26, 2007.

Item 6.	Exhibits

(a)	The following exhibits are filed with this Report:

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

Dated: November 7, 2008

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)