Form 10-Q/A
period 2008-09-30
ACXIOM CORP
filed 2008-12-03
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

The number of shares of Common Stock, $0.10 par value per share outstanding as of November 5, 2008 was 78,074,600.

EXPLANATORY NOTE

This Amendment No. 1 to Acxiom Corporation’s (the “Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2008, originally filed with the U.S. Securities and Exchange Commission on November 7, 2008 (the “Original Quarterly Report”), is being filed solely to correct an omission on Part II, Item 4. The Original Quarterly Report incorrectly omitted the results of the annual shareholder meeting held on August 5, 2008.

This Amendment No. 1 speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to amend Part II, Item 4. No revisions have been made to the Company’s financial statements contained in the Original Quarterly Report.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on August 5, 2008. At the meeting, the shareholders voted on the following three proposals:

1)

A proposal for the election of four directors - Voting results for each individual nominee were as follows: William T. Dillard II - 58,688,512 votes for, 13,686 votes against, and 3,143,600 votes withheld; Thomas F. McLarty, III - 59,952,858 votes for, 3,399 votes against, and 1,889,541 votes withheld; Jeffrey W. Ubben - 60,302,405 votes for, 4,698 votes against, and 1,538,695 votes withheld; and R. Halsey Wise - 60,387,015 votes for, 3,371 votes against, and 1,455,412 votes withheld. These four elected directors will serve with the other current Board members: Michael J. Durham, Ann Die Hasselmo, William J. Henderson and John A. Meyer, whose terms will expire at the 2009 Annual Meeting, and Mary L. Good, Stephen M. Patterson and Kevin M. Twomey, whose terms will expire at the 2010 Annual Meeting.

2)

A proposal to amend the Company’s 2005 Equity Compensation Plan to increase the plan’s Internal Revenue Service Code Section 162(m) limits - Voting results for this proposal were as follows: 56,421,382 votes for; 5,291,246 votes against, and 133,170 votes abstained.

3)	A proposal to ratify the independent auditors of the Company - Voting results for this proposal were as follows: 60,534,647 votes for; 362,961 votes against and 948,190 votes abstained.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 3, 2008

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)