Form 10-Q
period 2008-12-31
ACXIOM CORP
filed 2009-02-06
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)
Yes ☐	No ☒

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 4, 2008 was 78,274,336.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

December 31, 2008

Part I.	Financial Information	Page No.
Item 1.	Financial Statements

               Condensed Consolidated Balance Sheets

as of December 31, 2008 and March 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations

for the Three Months ended December 31, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Operations

for the Nine Months ended December 31, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

for the Nine Months ended December 31, 2008 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows

for the Nine Months ended December 31, 2008 and 2007 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	39
Item 4.	Disclosure Controls and Procedures	39

Part II.	Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41

Signature	42

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 138,075	$ 62,661
Trade accounts receivable, net	212,841	216,462
Deferred income taxes	47,411	44,211
Refundable income taxes	6,133	16,080
Other current assets	42,192	45,645
Total current assets	446,652	385,059
Property and equipment, net of accumulated depreciation and amortization	214,803	266,269
Software, net of accumulated amortization	53,900	59,263
Goodwill	467,467	484,796
Purchased software licenses, net of accumulated amortization	63,730	111,574
Deferred costs, net of accumulated amortization	76,371	90,707
Data acquisition costs, net of accumulated amortization	34,594	51,566
Other assets, net	21,518	22,621
	$ 1,379,035	$ 1,471,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 44,341	$ 69,259
Trade accounts payable	33,867	45,749
Accrued expenses:
Payroll	45,333	39,061
Other	109,115	121,441
Deferred revenue	57,200	64,116
Total current liabilities	289,856	339,626
Long-term debt	535,759	575,308
Deferred income taxes	57,089	51,429
Other liabilities	9,129	4,980
Commitments and contingencies
Stockholders' equity:
Common stock	11,526	11,428
Additional paid-in capital	795,419	779,815
Retained earnings	419,500	413,758
Accumulated other comprehensive income (loss)	(586)	33,976
Treasury stock, at cost	(738,657)	(738,465)
Total stockholders' equity	487,202	500,512
	$ 1,379,035	$ 1,471,855
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2008	2007 (Restated)
Revenue:
Services	$ 231,077	$ 244,646
Products	89,979	106,113
Total revenue	321,056	350,759
Operating costs and expenses:
Cost of revenue
Services	173,433	188,659
Products	70,487	82,091
Total cost of revenue	243,920	270,750
Selling, general and administrative	42,560	46,118
Gains, losses and other items, net	43,175	(63,489)
Total operating costs and expenses	329,655	253,379
Income (loss) from operations	(8,599)	97,380
Other income (expense):
Interest expense	(8,105)	(12,797)
Other, net	140	1,394
Total other income (expense)	(7,965)	(11,403)
Earnings (loss) before income taxes	(16,564)	85,977
Income taxes	(5,115)	30,977
Net earnings (loss)	$ (11,449)	$ 55,000

Earnings (loss) per share:
Basic	$ (0.15)	$ 0.69
Diluted	$ (0.15)	$ 0.69

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2008	2007 (Restated)
Revenue:
Services	$ 701,377	$ 730,071
Products	279,687	304,211
Total revenue	981,064	1,034,282
Operating costs and expenses:
Cost of revenue
Services	533,280	579,594
Products	225,242	245,896
Total cost of revenue	758,522	825,490
Selling, general and administrative	131,030	130,755
Gains, losses and other items, net	40,260	(38,167)
Total operating costs and expenses	929,812	918,078
Income from operations	51,252	116,204
Other income (expense):
Interest expense	(26,155)	(40,214)
Other, net	1,786	2,908
Total other income (expense)	(24,369)	(37,306)
Earnings before income taxes	26,883	78,898
Income taxes	11,829	28,393
Net earnings	$ 15,054	$ 50,505

Earnings per share:
Basic	$ 0.19	$ 0.63
Diluted	$ 0.19	$ 0.62

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED DECEMBER 31, 2008

(Unaudited)

(Dollars in thousands)

Common Stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income (loss)	Retained earnings	comprehensive income (loss)	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2008	114,280,599	$ 11,428	$ 779,815		$ 413,758	$ 33,976	(36,996,236)	$ (738,465)	$ 500,512
Employee stock awards, benefit plans and other issuances	829,252	83	8,279	$ -	-	-	-	-	8,362
Tax benefit of stock options, warrants and restricted stock	-	-	115	-	-	-	-	-	115
Restricted stock units vested	149,894	15	(15)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	7,225	-	-	-	53,869	815	8,040
Acquisition of treasury stock	-	-	-	-	-	-	(142,500)	(1,007)	(1,007)
Dividends	-	-	-	-	(9,312)	-	-	-	(9,312)
Comprehensive income:
Foreign currency translation	-	-	-	(30,611)	-	(30,611)	-	-	(30,611)
Unrealized loss on interest rate swap, net of tax	-	-	-	(3,856)	-	(3,856)	-	-	(3,856)
Unrealized loss on marketable securities, net of tax	-	-	-	(95)	-	(95)	-	-	(95)
Net earnings	-	-	-	15,054	15,054	-	-	-	15,054
Total comprehensive income (loss)				$ (19,508)
Balances at December 31, 2008	115,259,745	$ 11,526	$ 795,419		$ 419,500	$ (586)	(37,084,867)	$ (738,657)	$ 487,202

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months ended December 31
	2008	2007 (Restated)
Cash flows from operating activities:
Net earnings	$ 15,054	$ 50,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154,297	177,345
Loss (gain) on disposal of assets, net	22,654	(2,717)
Deferred income taxes	5,069	(1,464)
Non-cash share-based compensation expense	8,040	5,678
Changes in operating assets and liabilities:
Accounts receivable, net	(9,377)	3,628
Deferred costs	(2,986)	(20,598)
Other assets	13,875	19,163
Accounts payable and other liabilities	(6,222)	4
Deferred revenue	(6,215)	(42,272)
Net cash provided by operating activities	194,189	189,272
Cash flows from investing activities:
Disposition of operations	-	14,250
Payments received from investments	2,596	3,603
Sale of assets	24,174	-
Capitalized software development costs	(13,001)	(26,774)
Capital expenditures	(19,183)	(15,049)
Cash collected from the sale and license of software	2,000	-
Data acquisition costs	(22,954)	(22,621)
Net cash paid in acquisitions	(15,403)	(9,191)
Net cash used in investing activities	(41,771)	(55,782)
Cash flows from financing activities:
Proceeds from debt	-	2,127
Payments of debt	(73,694)	(108,009)
Dividends paid	(9,312)	(4,850)
Sale of common stock under employee stock awards, benefit plans and other issuances	8,362	44,812
Tax benefit of stock options, warrants and restricted stock	115	5,993
Acquisition of treasury stock	(655)	(45,565)
Net cash used in financing activities	(75,184)	(105,492)
Effect of exchange rate changes on cash	(1,820)	491
Net increase in cash and cash equivalents	75,414	28,489
Cash and cash equivalents at beginning of period	62,661	37,776
Cash and cash equivalents at end of period	$ 138,075	$ 66,265

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Nine Months ended December 31
	2008	2007
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 24,468	$ 40,008
Income taxes	(3,029)	(4,953)
Payments on capital leases and installment payment arrangements	33,116	54,330
Payments on software and data license liabilities	19,887	19,998
Prepayment of debt	14,500	20,000
Other debt payments, excluding line of credit	6,191	11,554
Revolving credit payments	-	2,127
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	7,892	20,724
Construction and other financing	-	9,346
Enterprise software licenses acquired under software obligations	1,546	493
Assets acquired under data obligation	-	15,306
Disposal of assets under capital lease	-	(5,304)
Note payable issued in acquisition	-	300
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 20 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2008 (“2008 Annual Report”), as filed with the Commission on May 30, 2008. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2008 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2009.

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

During the nine months ended December 31, 2008, the Company, under the leadership of its new CEO and President, reorganized the Company’s internal organization and, as a result, management reevaluated the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s CEO and President is the “chief operating decision maker” (“CODM”) as defined in SFAS 131. Based upon the review, management determined the Company has two reportable segments, reflecting how the new CODM reviews results in terms of allocating resources and assessing performance. The reportable segments are Information Services and Information Products. The Information Services segment represents the Company’s four services lines of business which have been aggregated into one reportable segment, and the Information Products segment represents two products lines of business which have been aggregated into one reportable segment. Prior period disclosures have been revised to reflect the change in reportable segments. See note 9 for further information.

During the nine months ended December 31, 2008, management also reviewed its classification of revenue and expense on its statement of operations. Previously, the Company reported services and data revenues. As a result of the current-year review, the Company is now reporting services and products revenues instead of services and data revenues, and certain background screening and risk mitigation revenues that were previously reported as services revenues have been reclassified to be included in products revenue along with data product revenue, with a corresponding reclassification of the related cost of revenue. For the quarter ended December 31, 2007, the change in classification results in a decrease of services revenue of $18.5 million and a corresponding increase in products revenue. For the nine months ended December 31, 2007, the change in classification results in a decrease of services revenue of $59.8 million and a corresponding increase in products revenue.

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In addition, account management costs that were previously included in selling, general and administrative expense have been reclassified to cost of revenue. Classification of revenue and expense varies within the Company’s industry and management believes the new classification of revenue and expense more closely reflects the nature of these items, is consistent with the revised organizational structure, and will result in an improved financial statement presentation. Revenue and expense for prior periods have been reclassified to conform to the current-year presentation. For the quarter ended December 31, 2007, the change in classification results in a decrease to selling, general and administrative expense of $8.6 million and a corresponding increase in cost of revenue. For the nine months ended December 31, 2007, the change in classification results in a decrease to selling, general and administrative expense of $31.6 million and a corresponding increase in cost of revenue. The reclassifications had no effect on net earnings.

2.	EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2008	2007 (Restated)	2008	2007 (Restated)
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ (11,449)	$ 55,000	$ 15,054	$ 50,505
Denominator – weighted-average shares outstanding	78,086	79,418	77,735	79,802
Basic earnings (loss) per share	$ (0.15)	$ 0.69	$ 0.19	$ 0.63
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ (11,449)	$ 55,000	$ 15,054	$ 50,505

Denominator:
Weighted-average shares outstanding	78,086	79,418	77,735	79,802
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	253	345	1,380
	78,086	79,671	78,080	81,182
Diluted earnings (loss) per share	$ (0.15)	$ 0.69	$ 0.19	$ 0.62

As of December 31, 2008, the Company had options and warrants outstanding providing for the purchase of approximately 12.3 million shares of common stock. At December 31, 2007, the Company had options and warrants outstanding providing for the purchase of approximately 11.9 million shares of common stock. Due to the loss incurred by the Company in the quarter ending December 31, 2008, the dilutive effect of options that were in-the-money were considered antidilutive and therefore 236,000 shares were excluded from the diluted loss per share calculation. Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2008	2007	2008	2007
Number of shares outstanding under options, warrants and restricted stock units	12,286	10,868	11,247	6,136
Range of exercise prices for options and warrants	$8.36-$268.55	$13.14-$268.55	$11.50-$268.55	$13.24- $268.55

2.	EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY (continued):

Stockholders’ Equity

The Company declared dividends of $0.12 per share in the nine months ended December 31, 2008 and declared dividends of $0.06 per share on its common stock in the nine months ended December 31, 2007.

On October 26, 2007, the board of directors adopted a common stock repurchase program under which the Company could repurchase up to $75 million of its common stock, then later amended the plan in February 2008 to increase the repurchase amount to $100 million worth of its common stock over the twelve months ending October 25, 2008. On November 7, 2008, the board reinstituted the expired program for another twelve month period and authorized repurchases of a maximum of $50 million. During the nine months ended December 31, 2008, the Company repurchased 0.14 million shares for $1.0 million. During the nine months ended December 31, 2007 the Company repurchased 4.0 million shares for $49.1 million. Cash paid for repurchases differs from the aggregate purchase price due to trades made at the end of the period which were settled in the following period.

3.	SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At December 31, 2008, there were a total of 5.8 million shares available for future grants under the plans.

The Company granted 689,126 stock options in the nine months ended December 31, 2008. The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2008 was $4.39. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 36.6%. The Company granted 730,000 stock options in the nine months ended December 31, 2007. The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2007 was $4.69. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.4%; risk-free interest rate of 4.6%; expected option life of 5.6 years and expected volatility of 22.0%.

Option activity for the nine months ended December 31, 2008 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2008	10,745,650	$ 21.32
Granted	689,126	$ 13.63
Exercised	(79,869)	$ 9.51		$ 59
Forfeited or cancelled	(546,748)	$ 20.69
Outstanding at December 31, 2008	10,808,159	$ 20.95	7.11	$ 114
Exercisable at December 31, 2008	9,149,290	$ 22.02	6.74	$ 114

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2009 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on December 31, 2008. This amount changes based upon changes in the fair market value of Acxiom’s stock.

3.	SHARE-BASED COMPENSATION (continued):

The following is a summary of stock options outstanding and exercisable as of December 31, 2008:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 1.38 - $ 9.62	107,649	5.76 years	$ 7.28	97,546	$ 7.14
$ 10.17 - $ 15.00	2,501,100	8.27 years	$ 12.41	1,413,992	$ 12.24
$ 15.10 - $ 19.82	2,601,139	7.11 years	$ 16.47	2,251,981	$ 16.60
$ 20.12 - $ 25.00	2,995,768	7.40 years	$ 22.92	2,895,768	$ 22.84
$ 25.44 - $ 29.30	1,467,058	6.00 years	$ 26.81	1,354,558	$ 26.73
$ 30.93 - $ 39.12	827,760	5.24 years	$ 35.70	827,760	$ 35.70
$ 40.50 - $ 75.55	304,955	5.61 years	$ 44.65	304,955	$ 44.65
$168.61 - $268.55	2,730	1.13 years	$ 213.46	2,730	$ 213.46
	10,808,159	7.11 years	$ 20.95	9,149,290	$ 22.02

Total expense related to stock options for the nine months ended December 31, 2008 and 2007 was approximately $1.7 million and $1.5 million respectively. Future expense for these options is expected to be approximately $7.5 million over the next four years.

Restricted Stock Unit Activity

Non-vested restricted stock unit activity for the period ending December 31, 2008 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2008	1,124,936	$ 15.55	3.37
Granted	851,532	$ 12.95
Vested	(149,894)	$ 23.48
Forfeited or cancelled	(137,529)	$ 15.41
Outstanding at December 31, 2008	1,689,045	$ 13.62	2.77

During the nine months ended December 31, 2008, the Company granted restricted stock units covering 851,532 shares of common stock with a value at the date of grant of $11.0 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Of the restricted stock units granted in the current period 275,963 vest in equal annual increments over four years. The remaining 575,569 vest subject to 1) the Company’s achievement of certain performance criteria for the fiscal year ended March 31, 2009 and 2) the individual remaining employed by the Company for three years. If both criteria are met the units vest after three years. The expense related to restricted stock in the nine months ended December 31, 2008 was $5.2 million. Future expense for restricted stock units is expected to be approximately $18.9 million over the next four years. The expense related to restricted stock in the nine months ended December 31, 2007 was $3.4 million.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at December 31, 2008 was approximately 1.3 million. Approximately 243,266 shares were purchased under the ESPP during the nine months ended December 31, 2008. The total expense to the Company for the discount to the market price was approximately $0.4 million for both the nine months ended December 31, 2008 and December 31, 2007.

4.	ACQUISITIONS:

On November 7, 2008, the Company acquired the assets of Quinetia, LLC, a Rochester, New York-based provider of analytics and predictive modeling for large and medium size businesses. The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively retain and grow their customer base and optimize pricing. The Company paid $2.7 million net of cash acquired for the acquisition not including amounts, if any, paid pursuant to an earnout agreement. The earnout agreement allows for payment of up to $1.2 million if the acquired business achieves certain earnings before interest, tax, depreciation and amortization goals. Payments, if any, under the earnout agreement will be subsequent to the target measurement periods ending March 31, 2009, 2010 and 2011. Any payments under the earnout will be treated as purchase price. The acquired business has annual revenues of approximately $3.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Quinetia’s results of operations are included in the Company’s consolidated results beginning November 7, 2008.

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

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”). The Company paid $9.0 million, of which $4.5 million was paid into an escrow account and is subject to an escrow arrangement which will be resolved one year from the date of acquisition. The ultimate purchase price paid to the seller is contingent upon satisfaction of certain post-closing conditions. The acquired business has annual revenue of approximately $16.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

On March 27, 2007, the Company acquired Kefta, Inc., a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company has also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million during the current fiscal year. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue at acquisition was approximately $2.7 million.

4.	ACQUISITIONS (continued):

The following table shows the allocation of the purchase price for the above acquisitions to assets acquired and liabilities assumed (dollars in thousands):

	Quinetia	Alvion	Precision Marketing	Kefta
Assets acquired:
Cash	$ 138	$ 368	$ -	$ 75
Goodwill	1,844	820	476	8,551
Other intangible assets	420	1,913	2,300	2,870
Other current and noncurrent assets	591	1,049	3,334	447
	2,993	4,150	6,110	11,943
Accounts payable, accrued expenses and capital leases assumed	191	150	1,610	1,323
Net assets acquired	2,802	4,000	4,500	10,620
Add:
Cash in escrow	-	-	4,500	-
Less:
Cash acquired	138	368	-	75
Net cash paid	$ 2,664	$ 3,632	$ 9,000	$ 10,545

The allocations of purchase price for Quinetia, Alvion and Precision Marketing are preliminary and subject to revisions as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocated to goodwill.

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2008	March 31, 2008
Current portion of unbilled and notes receivable	$ 1,593	$ 4,142
Prepaid expenses	23,931	21,682
Non-trade receivables	2,217	4,446
Assets of supplemental non-qualified retirement plan	9,895	15,272
Escrow cash	4,500	-
Other miscellaneous assets	56	103
Other current assets	$ 42,192	$ 45,645

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2008	March 31, 2008
Investments in marketable and nonmarketable securities	$ 901	$ 1,526
Acquired intangible assets, net	13,563	11,995
Noncurrent portion of unbilled and notes receivable	3,772	5,877
Other miscellaneous noncurrent assets	3,282	3,223
Other assets, net	$ 21,518	$ 22,621

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent impairment test during the latest quarter indicated that no potential impairment of its goodwill balances existed as of December 31, 2008.

The carrying amount of goodwill, by business segment, for the nine months ended December 31, 2008 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2008	$ 342,404	$ 142,392	$ 484,796
Acquisition of Quinetia	1,844	-	1,844
Acquisition of Alvion	-	820	820
Acquisition of Precision Marketing	476	-	476
Purchase adjustments	(2,004)	463	(1,541)
Change in foreign currency translation adjustment	(5,679)	(13,249)	(18,928)
Balance at December 31, 2008	$ 337,041	$ 130,426	$ 467,467

The Company revised its segments, effective April 1, 2008 (see note 9). As a result of the revision to the segments, the balances recorded at March 31, 2008 have been reallocated to the new segments based on the relative fair value of the segments at March 31, 2008.

7.	LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31, 2008	March 31, 2008
Term loan credit agreement	$ 492,000	$ 511,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to fifteen years	51,218	76,598
Warrants	1,488	1,542
Software license liabilities; payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	5,910	18,117
Data license agreement, effective interest rate 6%	4,368	10,499
Other debt and long-term liabilities	25,116	26,811
Total long-term debt and capital leases	580,100	644,567
Less current installments	44,341	69,259
Long-term debt, excluding current installments	$ 535,759	$ 575,308

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

7.	LONG-TERM DEBT (continued):

Revolving credit facility borrowings under the facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at December 31, 2008 or March 31, 2008. The weighted average interest rate on term loan borrowings outstanding at December 31, 2008 was 4.9%. Outstanding letters of credit at December 31, 2008 were $4.3 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At December 31, 2008, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On October 20, 2008, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% with a 1.75% credit spread for a total rate of 5.00% on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount. The LIBOR rate as of December 31, 2008 was 1.43%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company assesses the effectiveness of the hedge based on the hypothetical derivative method. There was no ineffectiveness for the period ended December 31, 2008. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. The change in the fair value of the perfect hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions. All of the fair values are derived from an interest-rate futures model. As of December 31, 2008, the hedge relationship qualified as an effective hedge under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of income. The fair market value of the derivative was zero at inception and an unrealized loss of $3.9 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities. The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $9.6 million at December 31, 2008 and $10.0 million at March 31, 2008.

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

9.	SEGMENT INFORMATION (continued):

Gains, losses and other items, net are reported in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2008	2007	2008	2007
Revenue:
Information services	$ 231,077	$ 244,646	$ 701,377	$ 730,071
Information products	89,979	106,113	279,687	304,211
Total revenue	$ 321,056	$ 350,759	$ 981,064	$ 1,034,282

Income (loss) from operations:
Information services	$ 43,436	$ 42,723	$ 122,711	$ 112,652
Information products	9,585	12,047	22,648	25,885
Corporate and other	(61,620)	42,610	(94,107)	(22,333)
Income (loss) from operations	$ (8,599)	$ 97,380	$ 51,252	$ 116,204

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB 100”), and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. The following table summarizes the restructuring activity for the nine months ended December 31, 2008 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Balance at March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885
Fiscal 2009 restructuring plan	13,424	3,115	-	16,539
Payments	(11,341)	(5,202)	(318)	(16,861)
Adjustments	(962)	1,037	(39)	36
Balance at December 31, 2008	$ 14,769	$ 25,830	$ -	$ 40,599

Restructuring Plans

In fiscal 2009, the Company recorded a total of $43.0 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $13.4 million, lease accruals of $3.1 million, and asset disposal and write-offs of $26.5 million. Included in the asset disposal was a $24.6 million loss incurred as a result of the Company terminating a software contract.

The associate-related payments of $13.4 million relate to the termination of associates in the United States and Europe. Of the $13.4 million accrued, $12.2 million remained accrued as of December 31, 2008. These costs are expected to be paid out in the remainder of fiscal 2009 and 2010.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The lease accruals of $3.1 million were evaluated under SFAS 146, which governs exit costs. SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. On or before December 31, 2008, the Company ceased using certain leased office facilities. The Company intends to attempt to sublease those facilities to the extent possible. Under SFAS 146, the Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2012. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded. No payments have been made related to these accruals and therefore, the remaining amount accrued at December 31, 2008 is $3.1 million.

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

The associate-related payments of $19.3 million relate to the termination of associates in the United States and Europe. Of the $19.3 million accrued, $2.0 million remained accrued as of December 31, 2008. These costs are expected to be paid out in the remainder of fiscal 2009.

The lease accruals of $19.0 million were evaluated under SFAS 146, which governs exit costs. The remaining amount accrued at December 31, 2008 is $16.5 million. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

The contract accruals of $6.7 million were evaluated under SFAS 146 which requires that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms. Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts. The remaining amount accrued of $5.8 million represents the estimated termination payments, which are expected to be paid during fiscal 2010.

The other related costs of $0.5 million are primarily moving costs associated with the closing of the leased facilities referred to above. All of the $0.5 million accrued was paid prior to December 31, 2008.

During the quarter ended September 30, 2005, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The table above includes the portion of the above charges which are yet to be paid as of December 31, 2008. The remaining accrued costs of $1.0 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one runs through fiscal 2012.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. In the nine months ended December 31, 2007, the Company incurred transaction related expenses of $17.7 million which are included in gains, losses and other items. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items in the third quarter of fiscal 2008.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Disposition of Operations in France

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations. Also, included in the gain calculation was a $1.3 million accrual for exit activities. An adjustment regarding the purchase price was recorded in the quarter ended September 30, 2008 resulting in an additional $0.7 million gain recorded on the sale. The purchase price was finalized in the quarter ending December 31, 2008 resulting in an additional $1.1 million gain recorded on the sale. The annual revenue associated with the GIS operations was approximately $14 million.

Spain Closure

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs. Of this amount, $0.7 million remained accrued as of December 31, 2008 for estimated data protection claims.

Leased Asset Disposal

During the year ended March 31, 2008, the Company entered into an agreement to dispose of a leased aircraft. Under the terms of the lease, the Company was required to make a termination payment to the lessor, and the lessor sold the aircraft and paid the proceeds to the Company. During the nine months ended December 31, 2008, the Company recorded $0.1 million gain in gains, losses and other items, to adjust the final net payment to terminate the lease and dispose of the asset.

Collection of Hangar Note

During the current fiscal year, the Company collected a note receivable related to an aircraft storage facility. This note was not recognized by the Company previously since collectability of the note was not assured. During the current fiscal year, the debtor paid off the note in the amount of $1.0 million which was recorded in gains, losses and other items.

Sale of Building

During the nine months ended December 31, 2008, the Company sold a building that was no longer utilized for proceeds of $24.2 million resulting in a gain of $1.1 million.

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2008	2007	2008	2007
Terminated merger expense	$ -	$ 331	$ -	$ 17,689
Merger termination fee	-	(65,000)	-	(65,000)
Retirement payment	-	3,000	-	3,000
Gain on disposition of operations in France	(1,071)	(2,573)	(1,910)	(2,573)
Leased airplane disposal	-	141	(110)	2,451
Collection of hangar note	-	-	(1,004)	-
Legal contingency	-	-	1,000	-
Sale of building	-	-	(1,146)	-
Fiscal 2008 restructuring plan	1,222	624	653	5,985
Fiscal 2009 restructuring plan	16,539	-	16,539	-
Software and data disposal	26,485	-	26,485	-
Bankruptcy recoveries	-	(150)	-	(150)
Adjustment of Spain operation closure	-	138	(249)	431
	$ 43,175	$ (63,489)	$ 40,258	$ (38,167)

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to two separate renegotiations of contracts with outsourcing customers the Company performed tests for potential impairment of the related capitalized costs during the nine months ended December 31, 2007. The Company determined that the future cash flows relating to those renegotiated outsourcing contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded a combined write-down of $9.6 million relating to the capitalized costs of these contracts. The $9.6 million charge is recorded in cost of revenue in the accompanying condensed consolidated statement of operations and in the Information Services segment for segment disclosures.

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued. As of December 31, 2008 the Company has a remaining accrual for this matter of $0.7 million.

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

The Company has a future commitment for synthetic lease payments of $6.0 million. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $5.6 million at December 31, 2008.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At December 31, 2008 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $2.7 million.

12.	INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2009 is 44%.

At December 31, 2008, the Company had $5.3 million in gross unrecognized tax benefits, which is included as other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $ 0.6 million. It is reasonably possible that the amount of unrecognized tax benefits with respect to the Company's uncertain tax positions will increase or decrease during the next 12 months. However, management does not expect the change to have a significant effect on consolidated results of operations or financial position.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2008 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$ 9,895	$ -	$ -	$ 9,895
Total assets	$ 9,895	$ -	$ -	$ 9,895

Liabilities:
Other current liabilities	$ 9,895	$ -	$ -	$ 9,895
Other non current liabilities	3,856	-	-	3,856
Long-term debt	-	1,488	-	1,488
Total liabilities	$ 13,751	$ 1,488	$ -	$ 15,239

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

On May 14, 2008 the Company announced that it would restate its financial statements for the years ended March 31, 2007 and 2006 to correct an error in the Company’s accounting for accrued revenue. Historically, and for all restated periods, the Company recorded accrued revenue for certain information services contracts based on a calculated estimate of relative value of performance that had occurred but had not yet been recognized as revenue. The Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). The Company has concluded that the calculated estimates for the restatement periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these services transactions. Accordingly, the Company has restated its consolidated financial statements for the restatement periods to adjust the recorded amounts of this accrued revenue and record the related income tax effect. Additionally, the Company has reclassified additions to deferred costs as an operating cash flow activity. Previously, additions to deferred costs were presented as an investing cash flow activity. The Company has restated condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 to reflect the revised accounting treatment. The adjustments to restate previously reported financial statements are summarized as follows (dollars in thousands, except per share data):

14.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	December 31, 2007
ASSETS	(Reported)	(Adjustment)	(Restated)
Current assets:
Cash and cash equivalents	$ 66,265	$ -	$ 66,265
Trade accounts receivable, net	286,627	(56,522)	230,105
Deferred income taxes	22,211	21,478	43,689
Other current assets	46,017	-	46,017
Total current assets	421,120	(35,044)	386,076
Property and equipment, net of accumulated depreciation and amortization	278,782	-	278,782
Software, net of accumulated amortization	60,836	-	60,836
Goodwill	518,608	-	518,608
Purchased software licenses, net of accumulated amortization	132,344	-	132,344
Deferred costs, net	130,958	-	130,958
Data acquisition costs, net	50,552	-	50,552
Other assets, net	29,139	-	29,139
	$ 1,622,339	$ (35,044)	$ 1,587,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 85,450	$ -	$ 85,450
Trade accounts payable	46,631	-	46,631
Accrued expenses
Payroll	28,478	-	28,478
Other	92,036	-	92,036
Income taxes	7,426		7,426
Deferred revenue	70,904	-	70,904
Total current liabilities	330,925	-	330,925
Long-term debt	605,258	-	605,258
Deferred income taxes	98,340	-	98,340
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value	11,396	-	11,396
Additional paid-in capital	774,527	-	774,527
Retained earnings	511,711	(35,044)	476,667
Accumulated other comprehensive income	27,777	-	27,777
Treasury stock, at cost	(737,595)	-	(737,595)
Total stockholders' equity	587,816	(35,044)	552,772
	$ 1,622,339	$ (35,044)	$ 1,587,295

14.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	For the quarter ended December 31, 2007			For the nine months ended December 31, 2007
	(Reported)*	(Adjustment)	(Restated)	(Reported)*	(Adjustment)	(Restated)
Revenue:
Services	$ 244,156	$ 490	$ 244,646	$ 735,252	$ (5,181)	$ 730,071
Products	106,113	-	106,113	304,211	-	304,211
Total revenue	350,269	490	350,759	1,039,463	(5,181)	1,034,282
Operating costs and expenses
Cost of revenue
Services	188,659	-	188,659	579,594	-	579,594
Products	82,091	-	82,091	245,896	-	245,896
Total cost of revenue	270,750	-	270,750	825,490	-	825,490
Selling, general and administrative	46,118	-	46,118	130,755	-	130,755
Gains, losses and other items, net	(63,489)	-	(63,489)	(38,167)	-	(38,167)
Total operating costs and expenses	253,379	-	253,379	918,078	-	918,078
Income from operations	96,890	490	97,380	121,385	(5,181)	116,204
Other income (expense):
Interest expense	(12,797)	-	(12,797)	(40,214)	-	(40,214)
Other, net	1,394	-	1,394	2,908	-	2,908
Total other income (expense)	(11,403)	-	(11,403)	(37,306)	-	(37,306)
Earnings (loss) before income taxes	85,487	490	85,977	84,079	(5,181)	78,898
Income tax expense	30,791	186	30,977	30,362	(1,969)	28,393
Net earnings (loss)	$ 54,696	$ 304	$ 55,000	$ 53,717	$ (3,212)	$ 50,505

Earnings (loss) per share:
Basic	$ 0.69	$ 0.00	$ 0.69	$ 0.67	$ (0.04)	$ 0.63
Diluted	$ 0.69	$ 0.00	$ 0.69	$ 0.66	$ (0.04)	$ 0.62

*Amounts as reported have been reclassified to reflect the revised classification in the current period. See Note 1 for further discussion.

14.	RESTATEMENT OF FINANCIAL STATEMENTS (continued):

	For the nine months ending December 31, 2007
	(Reported)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net earnings	$ 53,717	$ (3,212)	$ 50,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	177,345	-	177,345
Gain on disposal of assets, net	(2,717)	-	(2,717)
Deferred income taxes	505	(1,969)	(1,464)
Non-cash share-based compensation expense	5,678	-	5,678
Changes in operating assets and liabilities:
Accounts receivable	(1,553)	5,181	3,628
Deferred costs	-	(20,598)	(20,598)
Other assets	19,163	-	19,163
Accounts payable and other liabilities	4	-	4
Deferred revenue	(42,272)	-	(42,272)
Net cash provided by operating activities	209,870	(20,598)	189,272
Cash flows from investing activities:
Disposition of operations	14,250		14,250
Payments received from investments	3,603	-	3,603
Capitalized software development costs	(26,774)	-	(26,774)
Capital expenditures	(15,049)	-	(15,049)
Deferral of costs and data acquisition costs	(43,219)	43,219	-
Data acquisition costs	-	(22,621)	(22,621)
Net cash paid in acquisitions	(9,191)	-	(9,191)
Net cash used in investing activities	(76,380)	20,598	(55,782)
Cash flows from financing activities:
Proceeds from debt	2,127	-	2,127
Payments of debt	(108,009)	-	(108,009)
Dividends paid	(4,850)		(4,850)
Sale of common stock	44,812	-	44,812
Income tax benefit of stock options, warrants and restricted stock	5,993	-	5,993
Acquisition of treasury stock	(45,565)		(45,565)
Net cash provided by financing activities	(105,492)	-	(105,492)
Effect of exchange rate changes on cash	491	-	491
Net increase in cash and cash equivalents	28,489	-	28,489
Cash and cash equivalents at beginning of period	$ 37,776	$ -	$ 37,776
Cash and cash equivalents at end of period	$ 66,265	$ -	$ 66,265

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

Highlights of the quarter ended December 31, 2008 are identified below.

•	Revenue of $321.1 million, down 8.5 percent from $350.8 million in the third fiscal quarter a year ago.
•

Operating expenses were $329.7 million for the quarter, up 30.1% from the third quarter a year ago. Included in the current-quarter operating expenses is $43.2 million of restructuring and impairment charges. Offsetting prior-year quarter operating expenses is $63.5 million of unusual net gain items.

•	Loss from operations of $8.6 million compared to income from operations of $97.4 million in the third fiscal quarter last year.
•	Pre-tax loss of $16.6 million, compared to pretax earnings of $86.0 million in the third quarter of fiscal 2008.
•	Diluted loss per share of $0.15, compared to diluted earnings per share of $0.69 in the third fiscal quarter last year.
•	Operating cash flow of $78.9 million for the quarter, compared to $122.3 million in the third quarter in the prior year. The prior-year results included the $65 million merger termination payment.

These highlights are not intended to be a full discussion of the Company’s results for the quarter. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Restatement of Financial Statements

On May 14, 2008 the Company announced that it would restate its financial statements for the years ended March 31, 2007 and 2006 to correct an error in the Company’s accounting for accrued revenue. Historically, and for all restated periods, the Company recorded accrued revenue for certain information services contracts based on a calculated estimate of relative value of performance that had occurred but had not yet been recognized as revenue. The Company determined that the calculation that had been used for several years did not adequately support the accrual of revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”). The Company has concluded that the calculated estimates for the restatement periods cannot be relied upon, and the Company is unable to objectively support recording accrued revenue for these services transactions. Accordingly, the Company has restated its consolidated financial statements for the restatement periods to adjust the recorded amounts of this accrued revenue and record the related income tax effect. Additionally, the Company has reclassified additions to deferred costs as an operating cash flow activity. Previously, additions to deferred costs were presented as an investing cash flow activity.

All amounts referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods ended December 31, 2007 reflect the balances and amounts on a restated basis as described above.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended December 31			For the nine months ended December 31
	2008	2007 (Restated)	% Change	2008	2007 (Restated)	% Change
Revenue
Services	$ 231.1	$ 244.7	(5.5)%	$ 701.4	$ 730.1	(3.9)%
Products	90.0	106.1	(15.2)%	279.7	304.2	(8.1)%
	$ 321.1	$ 350.8	(8.5)%	$ 981.1	$ 1,034.3	(5.1)%
Total operating costs and expenses	329.7	253.4	(30.1)%	929.8	918.1	(1.3)%
Income (loss) from operations	$ (8.6)	$ 97.4	(108.8)%	$ 51.3	$ 116.2	(55.9)%
Diluted earnings (loss) per share	$ (0.15)	$ 0.69	(121.7)%	$ 0.19	$ 0.62	(69.4)%

Many of the industries served by the Company, including financial services, retail, automotive, and others are currently experiencing severe economic turbulence. We expect that the current economic conditions may limit discretionary spending which could serve to reduce volume in the future. As such, future revenues may be reduced. The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

Revenues

Services revenue for the quarter ended December 31, 2008 was $231.1 million. This represents a $13.6 million decrease or 5.5% when compared to the same period in the prior year. On a geographic basis, International services decreased approximately $3.2 million while US services decreased approximately $10.4 million. Excluding unfavorable exchange rate movement, International services would have increased $1.6 million. US services revenue was positively impacted by the acquisitions of Precision Marketing and Quinetia. These acquisitions contributed $4.6 million to services revenue in the quarter. By line of business, revenue growth in Consulting Services of $0.7 million or 10.2% was offset by declines in CDI and Marketing Services of $6.4 million or 4.8% and IT Services of $7.6 million or 9.5%. Digital Services were relatively flat. Approximately half of the CDI decline was related to International operations.

Services revenue for the nine months ended December 31, 2008 was $701.4 million. This represents a $28.7 million decrease or 3.9% when compared to the same period in the prior year. On a geographic basis, International services were relatively flat. International services were impacted by unfavorable exchange rate movements. Excluding the impact of exchange rates, International services revenue increased $5.0 million or 7.3% from the prior year. The increase is primarily due to Consulting Services and an increase in Asia/Pacific CDI revenue and product fulfillment revenue from the European operations. By line of business, revenue growth in Consulting Services of $4.3 million or 22.2% was offset by a decline in IT Services of $29.3 million or 12.1% and CDI and Marketing Services of $5.9 million or 1.5% when compared to the same period in the prior year. Digital Services increased less than 5%. In the US, excluding acquisitions, declines in the Financial Services vertical for CDI were offset by $8.4 million in revenue from Precision Marketing and increases in other industry verticals. The decline in IT Services is driven by contract reductions over the last twelve months with a few large IT clients.

Products revenue for the quarter ended December 31, 2008 was $90.0 million. This represents a $16.1 million decrease or 15.2% when compared to the same period in the prior year. Revenue in both the US and International operations declined. The International revenues were negatively impacted by exchange rate movements which accounted for approximately $4.1 million of the $11.2 million decline in the International products revenue. International revenue in the prior year included approximately $2.5 million from the divested French GIS business. Pass-through data revenue increased approximately $0.4 million. Due to the upcoming expiration during the quarter ending March 31, 2009 of a contract with a large client followed by the inception of a new contract with different terms, the Company expects total pass-through data revenue to decline by approximately $14.0 million in the coming quarter. This will be offset by a decline in cost of products of the same amount. Excluding the pass-through data, the US products revenue was down $4.6 million compared to the same quarter a year ago. The decline is primarily attributable to a $2.8 million or 8% decrease in US Infobase revenue and a $1.2 million or 11.0% decrease in employment screening revenue. The declines were noted in all industries due to lower project volumes, delayed and/or lost business.

Products revenue for the nine months ended December 31, 2008 was $279.7 million. This represents a $24.5 million decrease or 8.1% when compared to the same period in the prior year. Revenue in both the US and International operations declined. Revenue from International operations declined $18.4 million, of which $7.9 million was related to the divested French GIS business. Excluding the impact of GIS and exchange rates, the International operations declined approximately $8.9 million due to a reduction in client project activity. Pass-through data revenue increased approximately $3.9 million when compared to the same period in the prior year. Due to the upcoming expiration of a contract with a large client followed by the inception of a new contract with different terms, the Company expects total pass-through data revenue to decline by approximately $85.0 million on an annual basis. This will be offset by a decline in cost of products of the same amount. Excluding the pass-through data, the US products revenue was down $10.1 million compared to the same period a year ago. The decline is attributable to a $9.2 million or 9% decrease in US Infobase revenue when compared to the same period in the prior year. The decline is most prevalent in Financial Services, Retail and Travel, Media, and Telco, due to lower project volumes, delayed and/or lost business.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2008	2007 (Restated)	% Change	2008	2007 (Restated)	% Change
Cost of revenue
Services	$ 173.4	$ 188.7	8.1%	$ 533.3	$ 579.6	8.0%
Products	70.5	82.1	14.1%	225.2	245.9	8.4%
Total cost of revenue	$ 243.9	$ 270.8	9.9%	$ 758.5	$ 825.5	8.1%
Selling, general and Administrative	42.6	46.1	7.7%	131.0	130.8	(0.2)%
Gains, losses and other items, net	43.2	(63.5)	(168.0)%	40.3	(38.2)	(205.5)%
Total operating costs and expenses	$ 329.7	$ 253.4	(30.1)%	$ 929.8	$ 918.1	(1.3)%

	For the quarter ended December 31		For the nine months ended December 31
	2008	2007 (Restated)	2008	2007 (Restated)
Gross profit margin
Services	24.9%	22.9%	24.0%	20.6%
Products	21.7	22.6	19.5	19.2
Total gross profit margin	24.0%	22.8%	22.7%	20.2
Operating profit margin	(2.6)%	27.8%	5.2%	11.2%

Cost of services revenue of $173.4 million for the quarter ended December 31, 2008 represents a decrease of $15.2 million compared to the same quarter a year ago. Gross margin for services revenue increased from 22.9% to 24.9%. Margin improvement in spite of the revenue declines is due to significant cost reduction activities during the last fiscal year. The Company executed workforce reductions in both the second and fourth quarters of the prior year in addition to cost reductions that naturally occurred as IT Services and CDI and Marketing Services contracts were reduced or terminated. These cost reductions were most prominent in the delivery related functions.

Cost of services revenue of $533.3 million for the nine months ended December 31, 2008 represents a decrease of $46.3 million compared to the same period a year ago. Gross margin for services revenue improved to 24.0% from 20.6%. Included in the prior-year cost of services is $9.6 million related to restructuring of certain IT contracts and $0.5 million due to the write-off of abandoned development projects. Excluding these items, cost of services decreased $36.2 million, or 6.4%. Again, margin improvement in spite of the revenue declines is due to significant cost reduction activities during the last fiscal year. The Company executed workforce reduction in both the second and fourth quarters of the prior year in addition to cost reductions that naturally occurred as IT Services and CDI and Marketing Services contracts were reduced or terminated.

Cost of products revenue of $70.5 million for the quarter ended December 31, 2008 represents a decrease of $11.6 million compared to the same quarter a year ago. Gross margin for products revenue decreased from 22.6% to 21.7%. Excluding the pass-through data and related costs, product costs decreased approximately 18% and margins on non-pass-through products decreased to 27.9% from 28.1% a year ago. The margin impact of cost reduction initiatives begun during the last fiscal year related to both personnel and data content costs was offset by declining revenues.

Cost of products revenue of $225.2 million for the nine months ended December 31, 2008 represents a decrease of $20.7 million compared to the same period a year ago. Gross margin for products revenue increased from 19.2% to 19.5%. Excluding the pass-through data and related costs, product costs decreased approximately 13.2% and margins on non-pass-through products increased to 25.2% from 23.9% a year ago. Much of the margin improvement is due to cost reduction initiatives begun during the last fiscal year related to both personnel and data content costs. Margin improvements are reflected in both the Information Products and Background Screening lines of business.

Selling, general, and administrative (“SG&A”) expenses were $42.6 million for the quarter ended December 31, 2008. This represents a $3.6 million decrease compared to the same period a year ago. Incremental investments in sales and marketing have been offset by decreases due to cost reduction initiatives implemented during the fiscal year in many general and administrative cost centers.

Selling, general, and administrative expenses were $131.0 million for the nine months ended December 31, 2008. This represents a $0.3 million increase over the prior-year same period. As a percentage of total revenue, SG&A expenses are 13.4% this year compared to 12.6% last year. Increases due to performance-based compensation accruals and increases in sales costs have been offset by cost reduction initiatives implemented during the last fiscal year in many general and administrative cost centers.

Gains, losses and other items were a $43.2 million expense during the quarter ended December 31, 2008. The balances primarily represent restructuring costs for severance-related accruals of $12.6 million and facility-related accruals of $5.2 million as well as software and other asset disposals of $26.5 million. Offsetting these losses is an adjustment on the gain on the sale of GIS of 1.1 million.

Gains, losses and other items were a $40.3 million expense for the nine months ended December 31, 2008. In addition to the amounts recorded in the most recent quarter, the balance includes a $1.1 million gain on the sale of a building in Phoenix, a $1.0 million gain on a previously unrecognized note and an expense of $1.0 million for a legal contingency accrual.

Gains, losses and other items were $63.5 million benefit during the quarter ended December 31, 2007. Included were $65.0 million in termination fees received from Silver Lake and ValueAct Capital, and a $2.6 million gain on dispositions of certain operations in France. These gains were offset by restructuring plan charges.

Gains, losses and other items were $38.2 million benefit during the nine months ended December 31, 2007, which primarily consist of $65.0 million in termination fees received from Silver Lake and ValueAct Capital offset by $17.7 million in various professional fees related to the terminated acquisition by Silver Lake and ValueAct Capital and a $2.6 million gain on the disposition of certain operations in France. Other charges include $6.0 million in severance costs for implementation of a restructuring plan and $2.5 million related to the termination of a lease.

Other Income (Expense)

Interest expense for the quarter ended December 31, 2008 is $8.1 million compared to $12.8 million a year ago due primarily to a reduction in interest rates and an approximately $50 million decline in the average balance of the term loan. Interest expense for the nine months ended December 31, 2008 is $26.2 million compared to $40.2 million a year ago.

Other income decreased to $0.1 million in the current quarter and $1.8 million in the nine months ended December 31, 2008. In both periods, other income is composed primarily of interest income on notes receivable and investment income. For the nine months ended December 31, 2008 other income includes $1.1 million in investment income related to a real-estate joint venture.

Income taxes

The effective tax rate for the most recent quarter was 31% and for the nine months ended December 31, 2008 was 44%. The current-year tax rate reflects the impact of unusual loss items in European jurisdictions with net operating loss positions. Except for these items, the effective tax rate would have been 39% in the current year. The rate for the nine months ended December 31, 2007 was 36%.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at December 31, 2008 totaled $156.8 million compared to $45.4 million at March 31, 2008. Total current assets increased due primarily to an increase in cash of $75.4 million offset by a decrease in refundable income tax of $9.9 million. Current liabilities decreased $49.8 million due primarily to decreases in current installments of long-term debt of $24.9 million, trade accounts payable of $11.9 million, and other accruals of $12.3 million.

Accounts receivable days sales outstanding (“DSO”) was 61 days at December 31, 2008 and was 56 days at March 31, 2008, and is calculated as follows (dollars in thousands):

	December 31, 2008	March 31, 2008
Numerator – trade accounts receivable, net	$ 212,841	$ 216,462
Denominator:
Quarter revenue	321,056	349,797
Number of days in quarter	92	91
Average daily revenue	$ 3,490	$ 3,844
Days sales outstanding	61	56

Net cash provided by operating activities for the nine months ended December 31, 2008 improved from $189.3 million to $194.2 million. The prior-year earnings and cash flows were positively impacted by the $65.0 million merger termination payment. Restructuring items impacting the current-year net earnings were largely either non-cash in nature (disposal of software license) or items that will be paid in a future period (severance and facility restructuring charges). In the prior year, deferred revenue related to one IT customer dropped significantly due to changes in the customer’s purchasing practices. The current period also reflects reduction of deferred costs related to IT and services contracts. Large IT data factory projects have ceased since last year.

Investing activities used $41.8 million in cash in the current year. This includes deferral of data acquisition costs of $23.0 million and capitalization of software of $13.0 million. The prior-year capitalization of software in the amount of $26.8 million included development related to the grid operating system project, which is now complete. The capital expenditures were $19.2 million for the current period. Also, the Company acquired $7.9 million of property under capital leases and $1.5 million under software licenses. Payments under these arrangements will be reflected in future cash flows as payments of debt. Investing activities in the current period included the $24.2 million in proceeds from the sale of the Company’s Phoenix facility, the receipt of the final payment from EMC in the amount of $2 million related to a funded software development project, the receipt of $1.5 million from a real estate partnership related to the sale of a building, and the $1.0 million collection of a note receivable related to an aircraft hangar. Finally, cash paid in acquisitions includes $9.0 million paid for Precision Marketing, $3.6 million paid for Alvion, and $2.7 million paid for Quinetia. One-half ($4.5 million) of the Precision Marketing payment is held in escrow pending satisfaction of first-year operating targets. Investing activities in the prior period included the $14.3 million in proceeds from the sale of the France GIS business and $9.2 million paid in acquisitions, including $3.7 million for MKTG, $2.7 million for Kefta, $1.8 million for EchoTarget, and $1.0 million for Insight.

Cash flows from financing activities primarily reflect payments of debt and dividends and sales of stock under options. The Company announced in the December 31, 2008 quarter that dividend payments would be suspended for the foreseeable future. Payments of debt of $73.7 million include capital lease and installment credit payments of $33.1 million, software and data license payments of $19.9 million, other debt payments of $6.2 million, and a term loan prepayment of $14.5 million. Prior-year financing activities reflected unusually large stock option activity due to the announced merger agreement. Additionally, $46 million was used to repurchase common stock in the prior year.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $25.5 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At December 31, 2008 there were no revolving credit borrowings outstanding. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

On October 20, 2008, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% with a 1.75% credit spread for a total rate of 5.00% on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount. The LIBOR rate as of December 31, 2008 was 1.43%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company assesses the effectiveness of the hedge based on the hypothetical derivative method. There was no ineffectiveness for the period ended December 31, 2008. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. The change in the fair value of the perfect hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions. All of the fair values are derived from an interest-rate futures model. As of December 31, 2008, the hedge relationship qualified as an effective hedge under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of income. The fair market value of the derivative was zero at inception and an unrealized loss of $3.9 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities. The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $5.6 million at December 31, 2008. As of December 31, 2008 the Company has a future commitment for synthetic lease payments of $6.0 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at December 31, 2008 was $2.7 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $4.4 million at December 31, 2008 and March 31, 2008.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations and purchase commitments at December 31, 2008 (dollars in thousands). The column for 2009 represents the three months ending March 31, 2009. All other columns represent fiscal years ending March 31. The table does not include the future payment of gross unrealized tax benefits of $5.3 million or the future payment, if any, against the Company’s non-current interest rate swap liability as the Company is not able to predict the periods in which these payments will be made. The table also does not include interest.

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease and installment payment obligations	$ 7,720	$ 23,569	$ 7,454	$ 1,576	$ 554	$ 10,345	$ 51,218
Software and data license liabilities	3,387	5,769	590	531	-	-	10,277
Warrant liability	-	-	-	-	-	1,488	1,488
Other long-term debt	2,455	8,064	19,201	304,449	177,032	5,916	517,117
Total long-term obligations	13,562	37,402	27,245	306,556	177,586	17,749	580,100
Synthetic equipment and furniture leases	1,884	4,030	125	-	-	-	6,039
Equipment operating leases	556	1,356	447	72	8	1	2,440
Building operating leases	5,380	17,178	13,801	11,519	9,436	40,648	97,962
Partnership building lease	435	1,610	1,599	1,599	1,599	1,732	8,574
Total operating lease payments	8,255	24,174	15,972	13,190	11,043	42,381	115,015
Total contractual cash obligations	$ 21,817	$ 61,576	$ 43,217	$ 319,746	$ 188,629	$ 60,130	$ 695,115

	For the years ending March 31
	2009	2010	2011	2012	2013	Thereafter	Total
Purchase commitments on synthetic equipment and furniture leases	2,215	2,893	215	-	-	-	5,323
Other purchase commitments	23,452	18,227	13,469	12,439	9,157	21,196	97,940
Total purchase commitments	$ 25,667	$ 21,120	$ 13,684	$ 12,439	$ 9,157	$ 21,196	$ 103,263

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2008 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 5,566
Guarantee on certain partnership and other loans	2,677
Outstanding letters of credit	4,435

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $7.4 million as of December 31, 2008.

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

Related Parties

See note 14 to the consolidated financial statements contained in the Company’s 2008 Annual Report for additional information on certain relationships and related transactions.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2008 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2008 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments. The Company’s critical accounting policies have not materially changed since the last annual report.

Valuation of Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets acquired in business combinations. Under the provisions of SFAS. No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed at least annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.

The Company completed part one of its annual goodwill impairment test during the quarter ended June 30, 2008, and determined that no impairment of its goodwill existed as of the date of that test. Accordingly, step two of the goodwill impairment test was not required.

During the quarter ended December 31, 2008, due to deterioration in general economic conditions and particularly deterioration in some of the markets served by the Company, as well as a sustained decline in the Company’s stock price during the quarter, management determined that a triggering event had occurred under SFAS No. 142 requiring an additional goodwill impairment test to be performed. Management completed part one of this additional goodwill impairment test as of December 31, 2008 and has concluded that no impairment of goodwill existed as of that date. Accordingly, step two of the impairment test was not required.

SFAS No. 142 provides that goodwill should be tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component. Acxiom’s two segments are the Services segment and the Information Products segment. Because each of these segments contains both a US component and an International component, and there are some differences in economic characteristics between the US and International components, management has tested a total of four components.

In order to estimate a valuation for each of the four components tested, management historically used an income approach based on a discounted cash flow model. In the current-period testing, the analysis was enhanced to include a public company market multiple and a similar transactions comparison.

The income approach involves projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate. Management used preliminary budget figures for fiscal 2010 for the first year of the projection model, then projected those figures out into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions. The discount rates used for each component in order to arrive at an estimated fair value were estimated as a weighted-average cost of capital which a marketplace participant would use to value each unit. These weighted-average cost of capital rates include a market risk, added to a risk-free rate of return, and a size premium that is specific to the components being tested. The resulting cost of equity is then weighted-averaged with the after-tax cost of debt.

The public company market multiple method was used to estimate values for each of the components by looking at market value multiples to revenue and EBITDA for selected public companies that are believed to be representative of companies that marketplace participants would use to arrive at comparable multiples for the individual component being tested. These multiples are then used to develop a market value for that component.

The similar transactions method compared multiples based on acquisition prices of other companies believed to be those that marketplace participants would use to compare to the individual components being tested. Those multiples are then used to develop a market value for that component.

In order to arrive at an estimated value for each component, management used a weighted-average approach to combine the results of each analysis. Management believes that using multiple valuation approaches and then weighting them appropriately is a technique that a marketplace participant would use.

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the December 31, 2008 valuation date. This reconciliation indicated an implied control premium. Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would currently use in valuing the Company’s components. However, management cannot give any assurance that market values will not change in the future. For example, if discount rates demanded by the market increase, this could lead to a reduction under the income approach. If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach. If the current market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach. If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach. And finally, if there is a further general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach. The Company’s next regularly scheduled annual impairment test is scheduled for the quarter ending June 30, 2009, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate. Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its term loan. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both December 31, 2008 and March 31, 2008, the fair value of Acxiom’s fixed-rate long-term debt approximated carrying value.

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

Item 4. Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of December 31, 2008 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Data Protection Authority of Spain--The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office (see note 10). During fiscal 2008, the Company reversed $2.4 million of the accrual as some of the claims have been settled for less than the Company originally accrued. As of December 31, 2008, the Company has a remaining accrual for this matter of $0.7 million.

Item 1A. Risk Factors.

There have been no material changes to our risk factors since May 30, 2008. For a summary of other risk factors relevant to our operations, see Part I, Item 1A in our 2008 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)

During the first quarter and second quarter of fiscal 2009 there were no repurchases made pursuant to the repurchase program adopted by the Board of Directors on October 26, 2007. During the third quarter of fiscal 2009, the following repurchases were made pursuant to the repurchase program adopted by the Board of Directors on November 7, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08 – 10/31/08	-	$ 0.0-	-	$ -
11/1/08 -- 11/30/08	52,200	6.75	52,200	49,647,572
12/1/08 -- 12/31/08	90,300	7.25	90,300	48,992,857
Total	142,500	$ 7.07	142,500	$ 48,992,857

Item 6.	Exhibits

(a)	The following exhibits are filed with this Report:

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

Dated: February 6, 2008

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)