Form 10-K
period 2009-03-31
ACXIOM CORP
filed 2009-05-29
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13163

ACXIOM CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	71-0581897 (I.R.S. Employer Identification No.)

P.O. Box 8180, 601 E. Third Street, Little Rock, Arkansas (Address of principal executive offices)	72201 (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).

	Yes ☐	No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ National Market was approximately $834,394,430. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 26, 2009, was 78,653,214.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom’s Proxy Statement for the 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies may be obtained as soon as reasonably practicable after being filed electronically, free of charge, of documents which we have filed with the Securities and Exchange Commission. Included among those documents are our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 601 East Third Street, Little Rock, AR 72201. Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K. In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit, Compensation, Finance, and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 - F-21 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (as amended, the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

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

•	the possibility that we experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers; and
•	general and global negative economic conditions

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

Our client base in the U.S. consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, travel and telecommunications industries. Our solutions are designed to meet the specific needs of our clients in the industries in which they operate. We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process. Every day, Acxiom clients benefit from our 40 years of experience serving their information, technology and marketing services needs. We help our clients with:

•

Multichannel marketing solutions for campaign management across multimedia channels, including personalized email, targeted website, banner and other Web advertisements, search engines, mobile devices, digital TV and direct mail

•	Marketing solutions built on our acquisition- and customer-marketing database framework for customer acquisition, customer growth and retention, and multichannel integration
•	Creation of a single customer view through customer recognition solutions, with enhanced accuracy and data quality through our customer data integration solutions
•	Professional consulting that provides analytical tools, household segmentation products, and marketing support infrastructure to help our clients better understand their prospects and customers
•	Large-scale data and systems management through strategic IT infrastructure services
•	Identity verification and risk information, scoring and analytics for fraud and risk management

Market Growth Drivers

In today’s technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. The information services industry provides a broad range of products and services designed to help companies manage customer relationships. Acxiom’s consultative capabilities, industry and analytic knowledge, premier data content, and technological innovations combine to enable our clients to efficiently access and manage information throughout the enterprise and on a global scale.

We believe the following trends and dynamics of the information services industry provide us with multiple growth opportunities:

•	Increasing demand for business intelligence by transforming huge stores of data into insight for real-time and operational decision making
•	Increasingly targeted, interactive and integrated marketing strategies
•	Consumer empowerment that enables individuals to better choose, receive and reject information
•	Technological advances in data management
•	Movement toward multiple communication tools/technology, from search engines to blogs to social networking
•	Consumer privacy, security and fraud management demands
•	Increasing demand for identity verification/authentication
•	Globalization

Our Sales Growth Strategy

Acxiom’s growth strategy will continue to build on our strengths in the direct and digital information-based marketing arenas, serving the largest companies in nearly all marketing industries in the U.S and, increasingly, internationally.

Our current strategy, which builds on past strategies, includes:

Global – Building a strong base outside the U.S.

Multi-Channel Focus – Expanding our capabilities to execute and then provide response insights into consumers contacted via multiple channels including e-mail, SMS, targeted banner ads, mobile advertising and interactive TV.

Consultative Solutions – Designing programs and approaches, from start to finish, which deliver innovation and new returns on investments (ROIs) designed to add significant value for our clients.

Multi-Industry Emphasis – Extending our expertise in financial services to other sectors and markets.

Our growth strategy includes four primary components:

1.	Leveraging the depth of Acxiom’s client relationships for increased cross-sell offerings:

•	Increased focus on designing and recommending integrated multi-element solutions (vs. single-point solutions)
•	Penetration into identified gaps in services provided to existing clients
•	Development of new strategies to increase the scope of Acxiom’s offerings for each client
•	Identification of new industry, geography and product growth areas
•	Aggressive customer sales opportunity management

2.	Developing more standardized market-driven and solution-driven products and services:

•	Productizing our marketing offerings, leveraging our vast case study experiences
•	Identifying and cultivating new industry-specific solutions
•	Better packaging multi-product solution offerings to appeal to clients and prospects
•	Standardizing technical product bundlings for operational scale

3.	Improving operational effectiveness in all aspects of our business by:

•	Centralizing our technology architecture and development functions to drive standards and consistency
•	Driving down unit costs by leveraging “Centers of Excellence” both onshore and offshore
•	Enforcing centralized and prioritized investment across research/development, mergers/acquisitions and infrastructure programs
•	Driving “leaner” practices across client accounts as well as internal business processes

4.	Strengthening the culture and mindset of “One Culture, One Team, One Company” by:

•	Disciplined account planning and business management functions
•	Rigorous pursuit review processes with cross-organizational sign-offs
•	A stronger matrix leadership structure to support our organizational model and foster collaboration

Our Competitive Strengths

Using primarily the following competencies, Acxiom is able to capitalize on market trends to drive growth. These competencies also represent competitive differentiators that we believe uniquely position us to deliver high-value solutions to our clients.

We help our clients transform information into insight to improve their marketing and business results. Our ability to deliver the right data to the right place at the right time enhances our clients’ marketing, risk management, and business decisions. Those abilities revolve around our:

•	Global multichannel marketing capabilities that can be integrated to form full solutions with measurable ROI
•	Consumer insight products, including data and segmentation
•	Data integration, management and delivery capabilities
•	Information systems technology and management
•	Fraud/risk management and identity authentication

We believe we have the most comprehensive and accurate collection of U.S. consumer, property and telephone marketing data available from a single supplier. Our InfoBase-X® consumer database contains more than 40 billion data elements and covers almost all households in the U.S. We also have strong “reference” data assets – information that clients use for non-marketing purposes, including data used in our employment screening and risk management solution.

We originated the term “Customer Data Integration” (CDI) and believe we are unmatched in our ability to transform and integrate massive amounts of data. We believe our CDI capabilities, combined with related real-time customer recognition software and infrastructure, constitute the leading solution for companies seeking to better integrate their customer data and manage their customer relationships.

As information grows at unprecedented rates and its value increases, companies face a growing need to effectively manage the massive data volumes and transform the information into meaningful insights that drive business results. As one of the world’s largest processors of data, processing well over a trillion records per month, Acxiom’s IT services are well positioned to help information-intensive companies.

We help companies optimize their IT infrastructures, reduce costs and transform information into meaningful intelligence. We achieve this by delivering standardized computing platforms, innovative technology solutions, best-in-class processes and expertise in data management that we believe is unrivaled by any competitor.

The growth of e-commerce and companies’ needs for consumer information mean that we must work even harder to assure that our history of privacy leadership translates to adequate protection of consumer information. We actively promote a set of effective privacy guidelines for the direct marketing, e-commerce, risk management and information industries as a whole. Industry-wide compliance helps address privacy concerns across the globe. Furthermore, we are certified under the European Union safe harbor and contractually comply with other international data protection requirements to ensure the continued ability to process information across borders. We have a dedicated team in place to oversee our compliance with the privacy regulations that govern our business activities in the various countries in which we operate.

The U.S. Congress continues to debate privacy legislation, and there are many different types of privacy legislation pending in the 50 states. In most of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists. We expect this trend to continue and that privacy legislation in various forms will be implemented in both the U.S. and abroad. We are supportive of legislation that codifies the current industry guidelines of notice and opt-out regarding whether a consumer’s personal information is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Business Segments

Acxiom reports segment information consistent with the way we internally disaggregate our operations to assess performance and to allocate resources. In fiscal 2009 our business segments consisted of Information Services and Information Products. The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI) and Marketing Services, Digital Marketing Services, Infrastructure Management Services and Consulting Services. The Information Products segment comprises the Company’s global Information Products line of business and the U.S. Background Screening Products and Risk Mitigation Products lines of business. We evaluate performance of the segments based on segment operating income, which excludes certain gains, losses and other items. Information concerning the financial results of our fiscal year 2009 business segments is included in note 18 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

Information Services develops, sells and delivers industry-tailored solutions globally through integration of products, services and consulting. Those services include the design and creation of marketing databases and data warehouses; data integration and customer-recognition systems; marketing applications; list processing; and information technology services.

Information Products develops and sells all global data products, including segmentation products and domestic fraud and risk mitigation products as well as online advertising products. For decades, Acxiom has been a leader in creating and making advances in data and segmentation products. Today these include InfoBase-X, a customer-centric foundation for all marketing needs with the largest collection of U.S. consumer information available in one source; PersonicX, the industry-leading household segmentation and visualization system; and Acxiom Relevance-X, an online advertising network that lets marketers reach the consumers most likely to be interested in their particular product or service.

Financial information about geographic areas in which we operate, including revenues generated in foreign countries and long-lived assets located in foreign countries, is set forth in note 16, “Foreign Operations” of the Notes to Consolidated Financial Statements, which is attached to this Annual Report as part of the Financial Supplement.

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, travel and telecommunications industries.

Our 10 largest clients represented approximately 32 percent of our revenue in fiscal 2009. No single client accounted for more than 10 percent of our revenue during the last fiscal year. We seek to maintain long-term relationships with our clients. Many of our clients typically operate under contracts with initial terms of at least two years. We have historically experienced high retention rates among our clients.

Sales and Marketing

Acxiom’s global sales and marketing organizations are focused on ensuring that clients and prospects understand that only Acxiom is equipped with the data assets, technology and intellectual capital required to implement fully integrated marketing and business solutions across multiple channels with readily measurable results.

Our centralized sales force is focused exclusively on new business development across all markets – primarily new clients and new lines of business with existing clients. Additionally, we have associates in account management roles in our market industry groups who are focused on revenue growth within existing accounts as well as leading implementations and service delivery.

Acxiom’s global marketing organization has actively promoted Acxiom’s ability to integrate services across the interactive channels now in use globally. In keeping with external market dynamics, our marketing teams have been increasingly focused on merging online and offline channels for greater market impact.

Pricing

Given the diverse nature of the markets and industries it serves, Acxiom deploys a number of pricing techniques designed to yield acceptable margins and returns on invested capital. In its top-tier markets, a substantial portion of Acxiom’s revenue is generated from highly customized, outsourced solutions in which prices are dictated by the scope, complexity, nature of assets deployed and service levels required for the individual client engagements.  For its mid-tier markets, Acxiom offers pre-packaged or standard solutions for which prices are driven by standard rates applied to the volumes and frequencies of client inputs and outputs.  Acxiom’s product offerings, such as consumer data or data hygiene, are priced under a transactional model and others are priced under a subscription or license model. Acxiom’s consulting and analytical services are typically priced per engagement, using a professional services model or on a fee per model basis.

Competition

We believe we are the U.S. leader in a competitive field of expertise. Within the industry, we compete against data content providers, database marketing service providers, analytical data application vendors, enterprise software providers, systems integrators, consulting firms, advertising agencies, list brokerage/list management firms, and teleservices companies. Many firms offer a limited number of services within a particular geographic area, and several are national or international companies that offer a broad array of information services. However, we do not know of any single competitor that offers our entire range of products and services and has the ability to integrate these services effectively for interactive marketing.

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

In the U.S. products sector, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that our clients need and, to a lesser extent, the pricing of information products and services.

In the IT management market, competition is based on technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, quality and reliability of services, project management capabilities, processing environments and price.

In Europe, we face similar competition as in the U.S. in terms of scope and type. While there is a broader range of competitors across Europe, particularly for customer data, the major competitors in both the services and the products markets are very similar to those in the U.S.

In Australia and New Zealand, our competitors in the services arena are predominantly well-established local businesses or companies’ in-house IT departments; however, some large global competitors have begun to offer their services in these countries. Our competitors in the products arena are generally local Australian and New Zealand companies, with the exception of one global business-to-business data provider.

In 2004, Acxiom established a presence in China by purchasing an existing business, which was one of the first providers of data services in that country. The competition in China is fragmented, with only a few local firms providing similar services. Well-known global providers, however, have recently been attracted by the potential of the Chinese market and appear to be investing heavily.

Employees

Acxiom employs approximately 6,400 employees (associates) worldwide. No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement. To the best of management’s knowledge, approximately 20 associates are elected members of work councils representing Acxiom associates in France, Germany and the Netherlands. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

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

We must keep up with rapidly changing technologies and marketing practices or our products and services could become less competitive.

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

•

Changes in the consumer and/or business information industries and markets, including the decline in the use of direct mail marketing and the ever-increasing use of alternative marketing channels such as on-line advertising, which could result in lower profit margins for the Company;

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

While approximately 75% of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates. Further, if renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from customers with long-term contracts is not necessarily “fixed” or guaranteed, however, as portions of the revenue from these customers is volume-driven or project-related. With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related. Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers. In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business were not obtained to replace the business which was lost.

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

Our traditional direct marketing business could be negatively affected by rising postal costs, the green movement and the shift to alternative marketing channels, including on-line communications.

Postal rate increases are now expected to occur every year.  The most recent increase in the U.S. became effective in May 2009 and the next increase is expected in May 2010.  Rates are anticipated to rise annually at approximately the rate of inflation, and as they rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of on-line communication and mail fewer pieces.

Those in the traditional direct mail business, as well the postal service, are under growing pressure to reduce their impact on the environment. It is uncertain at this time what either marketers or the postal service will do to lessen their impact. From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces.

Acxiom is actively investing in multi-channel marketing services in addition to maintaining its ability to continue servicing its traditional direct mail customers and expects to offset some of the declining revenues associated with regular mail, but an aggressive response by direct mailers could negatively affect us by decreasing the amount of processing services our clients purchase from us, which could result in lower revenues, net income and earnings per share.

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

The pricing and other terms of our client contracts, particularly our long-term IT management agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse affect on our profit margin. Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such a contract. In addition, a majority of our IT management contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement.

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

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect our customers’ desire and ability to engage our services, thereby negatively affecting our financial results.

Specifically, the recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt, a significant portion of which is scheduled to mature in fiscal 2012 and 2013;
•

cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

•

impair the financial condition of some of our customers and suppliers, thereby increasing our allowance for doubtful accounts, returns and credits, which is currently at approximately $10 million as of March 31, 2009; and

•	impair the financial viability of our insurers

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States. We also have operations in Europe, Australia and China. In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs. We do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2010 . The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Phoenix, Arizona	Lease	Office space	Information Services
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Information Services and Information Products
Fayetteville, Arkansas	Lease	Office space	Information Services and Information Products
Little Rock, Arkansas	Two buildings held in fee	Principal executive offices; office space; data center	Information Services and Information Products
Foster City, California	Lease	Office space	Information Services
Broomfield, Colorado	Lease	Office space	Information Services and Information Products
Cape Coral, Florida	Lease	Office space	Information Products
Alpharetta, Georgia	Lease	Office space	Information Services and Information Products
Chicago, Illinois	Lease	Data center; office space	Information Services
Downers Grove, Illinois	Lease	Data center; office space	Information Services

Southfield, Michigan	Lease	Office space	Information Services
Shoreview, Minnesota	Lease	Office space	Information Services
New York, New York	Two leased offices	Office space	Information Services and Information Products
Rochester, New York	Lease	Office space	Information Services and Information Products
Durham, North Carolina	Lease	Office space	Information Services and Information Products
Fairlawn, Ohio	Lease	Office space	Information Products
Independence, Ohio	Lease	Office space	Information Products
Memphis, Tennessee	Lease	Office space	Information Services
Nashville, Tennessee	Lease	Office space	Information Services

Europe:
London, England	Lease	Office space	Information Services and Information Products
Normanton, England	Lease	Data center; office space	Information Services and Information Products
Sunderland, England	Lease	Data center; fulfillment service center; office space; warehouse space	Information Services and Information Products
Teddington, England	Lease	Office space	Information Services and Information Products
Lille, France	Lease	Data center; office space	Information Services and Information Products
Paris, France	Lease	Data center; office space	Information Services and Information Products
Frankfurt, Germany	Lease	Office space	Information Services and Information Products
Munich, Germany	Lease	Office space	Information Services and Information Products
Amsterdam, Netherlands	Lease	Office space	Information Services and Information Products

Gdansk, Poland	Lease	Office space	Information Services and Information Products
Warsaw, Poland	Lease	Office space	Information Services and Information Products
Lisbon, Portugal	Lease	Office space	Information Services and Information Products

Australia:
Sydney, Australia	Lease	Office space	Information Services

China:
Shanghai, China	Lease	Office space	Information Services
Nantong, China	Lease	Data center; office space	Information Services

Item 3. Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except as follows:

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695), formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) - This is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom and Polk have agreed to settle the case and have sought preliminary approval of the settlement by the Court. The process of achieving final approval of the settlement is anticipated to take several months. Acxiom has accrued $5.0 million for the settlement and ancillary costs to obtain final approval. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007. Both Taylor cases were dismissed by the District Court and are now on appeal.

Epsilon Data Management LLC, et al. v. Acxiom Corporation, (192nd Judicial District Court of Dallas County, TX, 07-08569) - This case, brought by a competitor of Acxiom after the acquisition of three long-time data providers, alleges that Acxiom breached certain terms and conditions of the data licenses with those acquired companies in the course of building and distributing Acxiom data products. The plaintiffs seek injunctive relief and unspecified damages. Acxiom contends that it has acted in conformance with the data licenses and is vigorously defending the claims.

Data Protection Authority of Spain - The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that its usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office. During fiscal 2008, the Company reversed $2.4 million of the accrual as some of the claims have been settled for less than the Company originally accrued. As of March 31, 2009, the Company has a remaining accrual for this matter of $0.5 million.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on NASDAQ and trade under the symbol ACXM. The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by Dow Jones & Company, Inc. for each quarter in fiscal 2009 and 2008.

Fiscal 2009	High	Low	Dividend Declared
Fourth Quarter	$ 10.76	$ 7.06	-
Third Quarter	12.93	6.35	-
Second Quarter	15.11	10.91	$.06
First Quarter	15.10	10.46	$.06

Fiscal 2008	High	Low
Fourth Quarter	$ 13.66	$ 8.66	$.06
Third Quarter	17.20	10.55	$.06
Second Quarter	26.75	18.75	-
First Quarter	28.25	20.92	-

Holders

As of May 26, 2009 the approximate number of record holders of the Company’s common stock was 2,100.

Dividends

In November 2008, the board of directors suspended dividend payments on the Company’s common stock. Prior to that, dividends of $.06 per share were paid in the first two quarters of fiscal year 2009 and in the last two quarters of fiscal year 2008. No dividends were paid in the first two quarters of fiscal 2008 as a result of the Company’s having agreed, in connection with entering into a merger agreement in May 2007, to suspend dividend payments while the merger was pending. The merger agreement was subsequently terminated in October 2007, and thereafter dividend payments were resumed until their suspension in November 2008. The board may reconsider reinstituting dividend payments in the future, but has no plans to reinstate them in the short term.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Acxiom's common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2004 and tracks it through March 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/09 – 1/31/09	-	-	-	$48,992,858
2/1/09 – 2/28/09	-	-	-	48,992,858
3/1/09 – 3/31/09	140,000	$7.54	140,000	47,937,942
Total	140,000	$7.54	140,000	$47,937,942

The table above relates to a 12-month stock repurchase program adopted by the Board of Directors on November 7, 2008 pursuant to which up to $50 million of stock may be repurchased. As of May 26, 2009, a total of 282,500 shares had been repurchased at a total cost of $2,062,058. Given the current economic environment, the Company plans to continue preserving liquidity and may opportunistically make stock repurchases from time to time over the remainder of the term of the program. Future purchase under the repurchase program will depend on such factors as the overall credit environment and the liquidity needs of the business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2009 (March 31, 2009):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,149,093[1]	$21.08	6,108,680
Equity compensation plans not approved by stockholders	265,000[2]	11.19	50,000

[1]

This figure represents stock options issued under approved stock option plans, 156,406 of which options were assumed in connection with our acquisitions of May & Speh, Inc. in 1998 and Digital Impact, Inc. in 2006.

[2]

Issued pursuant to the Company’s 2008 Nonqualified Equity Compensation Plan described below, which does not require stockholder approval under the exception provided for in NASDAQ Marketplace Rule 4350(i)(1)(A).

Equity Compensation Plans Not Approved By Security Holders

The Company adopted the 2008 Nonqualified Equity Compensation Plan of Acxiom Corporation (the “2008 Plan”) for the purpose of making equity grants to induce new key executives to join the Company. The awards that may be made under the 2008 Plan include stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, performance shares, performance units, qualified-performance based awards, or other stock unit awards. In order to receive such an award, a person must be newly employed with the Company with the award being provided as an inducement material to their employment, provided the award is first properly approved by the board of directors or an independent committee of the board. The board of directors and its compensation committee are the administrators of the 2008 Plan, and as such, determine all matters relating to awards granted under the 2008 Plan, including the eligible recipients, whether and to what extent awards are to be granted, the number of shares to be covered by each grant and the terms and conditions to the awards. A maximum of 50,000 shares of Common Stock were reserved for issuance under the 2008 Plan during fiscal 2009. The 2008 Plan has not been approved by the Company’s shareholders.

Item 6.	Selected Financial Data

For information pertaining to Selected Financial Data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-3 – F-21, which is attached hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate. Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $95 million of its term loan. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both March 31, 2009 and 2008, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

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

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-25 – F-63, which is attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-22 and F-24, respectively, and are incorporated by reference.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to general instruction G(3) of the instructions to Form 10-K, information concerning Acxiom's executive officers is included below. The remaining information required by this Item appears under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2009 Proxy Statement, which information is incorporated herein by reference. The Acxiom board of directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions. A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.

Acxiom’s executive officers, their current positions, ages and business experience are listed below. They are elected by the board of directors annually or as necessary to fill vacancies or fill new positions. There are no family relationships among any of the officers.

John A. Meyer, age 52, is the Company’s Chief Executive Officer and President. Mr. Meyer joined the Company in February 2008. From 2003 - 2008 he was employed by Alcatel-Lucent, a global communications network firm as president of the Alcatel-Lucent Services Group, in which position he was responsible for more than $6 billion in annual revenue and the management of more than 20,000 people. The group he led designed, implemented and managed some of the most sophisticated communications networks in the world. Prior to joining Lucent, Mr. Meyer was employed for nearly 20 years at Electronic Data Systems Corporation (EDS), where he held a number of positions including head of the Northeast business in the United States and president of the Europe, Middle East and Africa region. He served in the U.S. Air Force from 1979 to 1983 as a flight commander, achieving the rank of captain. Mr. Meyer serves on the Advisory Board of the College of Information Sciences and Technology at Pennsylvania State University. He holds an MBA in quantitative methods from the University of Missouri and a bachelor’s degree in management from Pennsylvania State University.

John A. Adams, age 54, is the Company’s Chief Operating Officer and Executive Vice President and is responsible for directing the operational areas of the business which include the market facing industry units, Europe and Asia Pacific, service development and delivery, and information technology.  He joined Acxiom in May 2008. Previously Mr. Adams was executive vice president of customer solutions for Eclipsys, a healthcare information software and services vendor. In that capacity, he was responsible for the company’s outsourcing and hosting units as well as a number of administrative functions. From 2003 – 2004, he served as chief financial officer for Exult, Inc., a human resources business process outsourcing company that was subsequently sold to Hewitt Associates during Mr. Adams’ tenure. From 2000 – 2003 Mr. Adams served as chief financial officer and vice president of AT&T Business Services, a subsidiary of AT&T Corporation. In this role, he led a successful restructuring of the subsidiary’s operations. Prior to that, Mr. Adams was employed by EDS for 15 years, serving most recently as vice president and controller, in which capacity he oversaw the accounting and finance functions for EDS worldwide. Mr. Adams, a British citizen, is a member of the Institute of Chartered Accountants in England and Wales. He holds a bachelor’s degree with honors in economics from the University of Exeter, England.

Christopher W. Wolf, age 47, is the Company’s Chief Financial Officer and Executive Vice President. He joined Acxiom in 2007 and is responsible for all aspects of Acxiom’s financial management. He has over 20 years experience as a financial executive and consultant to companies in the marketing, retail and technology sectors. He most recently served as an independent consultant, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions, and tax planning to a variety of public and private entities. From 2005 - 2006, Mr. Wolf served as CFO of NiuTech LLC, an internet marketing services company, where he was responsible for the accounting, financial planning and analysis, treasury, and risk management activities of the company. From 1996 - 2004, Mr. Wolf was employed in various finance and tax positions with Catalina Marketing Corporation, culminating in his service as chief financial officer from 2002 - 2004. He also served as executive vice president from 2003 - 2004; senior vice president from 2002 - 2003; vice president –finance and treasurer from 2000 - 2002; executive director of tax, treasury and international finance from 1998 - 2000; senior director of tax and international finance from 1997 - 1998; and senior director of tax from 1996 - 1997. Prior to joining Catalina, Mr. Wolf served for 10 years as a tax manager and consultant for Arthur Andersen & Co. He is a certified public accountant and holds a master’s degree in accounting from the University of North Carolina and a bachelor’s degree in the same field from Florida State University.

Jerry C. Jones, age 53, is the Company’s Chief Legal Officer, Senior Vice President and Assistant Secretary.  He joined Acxiom in 1999 and is responsible for leading the strategy and execution of mergers and alliances, assists in the Company’s strategic initiatives, and oversees legal matters.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Entrust, Inc., a public company, and is chairman of the board of the Arkansas Virtual Academy, a statewide online public school.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Shawn M. Donovan, age 46, is the Company's Senior Vice President - Global Sales.  He joined Acxiom in 2008 and is responsible for all of the Company’s sales and sales support operations.  In this role, he leads the teams directly responsible for developing new business and supporting the growth of existing accounts through consultative, value-based selling. Prior to joining Acxiom, he was employed by EDS where he most recently was vice president of Banking & Capital Markets for the financial services industry.  In his 20 years at EDS, Mr. Donovan served in numerous sales and sales leadership roles and was often enlisted to create or reinvigorate large sales organizations responsible for billions of dollars in revenue. He holds a bachelor’s degree in public administration from George Mason University.

Cindy K. Childers, age 49, is the Company's Senior Vice President - Human Resources.  She joined Acxiom in 1985.  In her current role, Ms. Childers leads strategic planning and execution in the areas of human resources, business culture, organizational effectiveness, associate development, recruiting and talent management.  Previously, she served as leader of the financial services business unit and oversaw all of the financial and accounting functions of the Company.  Before joining Acxiom, she was a certified public accountant in audit and tax for KPMG Peat Marwick.  Ms. Childers holds a bachelor’s degree in business administration from the University of Central Arkansas.

Michael N. Darviche, age 48, is the Company’s Chief Marketing Officer and Senior Vice President.  He joined Acxiom in February 2009 and is responsible for the Company’s global product marketing, marketing communications, sales support, strategy and business development activities. In 2006 he founded and served as CEO of Flash Capital Systems, a data and technology customer-monitoring services company. He was a senior vice president and chief marketing officer for Citi 360, a division of Citigroup, where he led strategy, sales and marketing from 2004 - 2005. From 2001 – 2003 Mr. Darviche was the managing director at Marsh, Inc., a global insurance/brokerage firm, where he was responsible for global e-business and digital products and platforms. Prior to that, Mr. Darviche was a co-founder and general manager of Bigfoot Interactive, one of the world’s first e-marketing service providers, after beginning his career as a direct marketer at American Express. He serves on the board of the Greenburgh Nature Center, an environmental education center in New York. He also serves in an advisory capacity to The LEAGUE, an internet-based education curriculum business in New Jersey. Mr. Darviche holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in economics from Tufts University.

Item 11. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” in Acxiom's 2009 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership” in Acxiom's 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item appears under the headings “Related-Party Transactions” and “Board and Committee Matters” in Acxiom's 2009 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item appears under the heading “Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2009 Proxy Statement, which information is incorporated herein by reference.

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

Page

Reports of Independent Registered Public Accounting

Firm	F-23 - F-24

Consolidated Balance Sheets as of March 31, 2009 and 2008	F-25

Consolidated Statements of Operations for the years ended
March 31, 2009, 2008 and 2007	F-26

Consolidated Statements of Stockholders' Equity and Comprehensive

Income (Loss) for the years ended March 31, 2009, 2008 and 2007	F-27

Consolidated Statements of Cash Flows for the years ended

March 31, 2009, 2008 and 2007	F-28 - F-29

Notes to the Consolidated Financial Statements	F-30 - F-63

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3(a)

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b)	Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(a)	2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated June 24, 2005, and incorporated herein by reference)

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

10(g)	Acxiom Corporation FY 2010 Leadership Cash Incentive Plan

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

Form of Executive Security Agreement effective as of April 8, 2008 (previously filed as Exhibit 10(n) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(o)

Asset Purchase and License Agreement dated December 29, 2005 between Acxiom Corporation and EMC Corporation and EMC (Benelux) B.V., S.à.r.l. (previously filed as Exhibit 10(s) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(p)

Transition Amendment dated March 31, 2008 between Acxiom Corporation and EMC Corporation and EMC (Benelux) B.V., S.à.r.l. (previously filed as Exhibit 10(t) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(q)

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

Separation Agreement and General Release dated March 6, 2008 between Acxiom Corporation and Rodger S. Kline (previously filed as Exhibit 10(w) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(t)

Professional Services Agreement dated March 6, 2008 between Acxiom Corporation and Rodger S. Kline (previously filed as Exhibit 10(x) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(u)

Amended Separation Agreement and General Release dated April 17, 2008 between Acxiom Corporation and L. Lee Hodges (previously filed as Exhibit 10(y) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(v)

Professional Services Agreement dated March 27, 2008 between Acxiom Corporation and L. Lee Hodges (previously filed as Exhibit 10(z) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

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

ACXIOM CORPORATION

Date: May 29, 2009	By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Corporate Governance Officer & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature

William T. Dillard II*	Director	May 29, 2009

William T. Dillard II

Michael J. Durham*	Director	(Non-Executive Chairman of the Board)	May 29, 2009

Michael J. Durham

Mary L. Good*	Director	May 29, 2009

Mary L. Good

Ann Die Hasselmo*	Director	May 29, 2009

Ann Die Hasselmo

William J. Henderson*	Director	May 29, 2009

William J. Henderson

Thomas F. McLarty, III*	Director	May 29, 2009

Thomas F. McLarty, III

John A. Meyer*	Director, CEO & President
John A. Meyer	(principal executive officer)	May 29, 2009

Stephen M. Patterson*	Director	May 29, 2009

Stephen M. Patterson

Kevin M. Twomey*	Director	May 29, 2009

Kevin M. Twomey

R. Halsey Wise*	Director	May 29, 2009

R. Halsey Wise

Christopher W. Wolf*	CFO & Executive Vice President (principal financial
Christopher W. Wolf	and accounting officer)	May 29, 2009

*By:	/s/ Catherine L. Hughes

Catherine L. Hughes

Attorney-in-Fact

ACXIOM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2009

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-22
Reports of Independent Registered Public Accounting Firm	F-23
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2009 and 2008	F-25
Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007	F-26
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2009, 2008 and 2007	F-27
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007	F-28
Notes to the Consolidated Financial Statements	F-30

ACXIOM CORPORATION

SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years ended March 31,	2009	2008	2007	2006	2005
Statement of operations data:
Revenue	$ 1,276,573	$ 1,384,079	$ 1,390,511	$ 1,328,773	$ 1,220,139
Net earnings (loss)	$ 37,504	$ (7,780)	$ 67,873	$ 61,775	$ 67,918
Earnings (loss) per share:
Basic	$ 0.48	$ (0.10)	$ 0.82	$ 0.71	$ 0.78
Diluted	$ 0.48	$ (0.10)	$ 0.80	$ 0.68	$ 0.72
Cash dividend per common share	$ 0.12	$ 0.12	$ 0.22	$ 0.20	$ 0.17

As of March 31,	2009	2008	2007	2006	2005
Balance sheet data:
Current assets	$ 459,073	$ 385,059	$ 381,046	$ 309,890	$ 307,022
Current liabilities	$ 254,554	$ 339,626	$ 387,788	$ 379,990	$ 364,262
Total assets	$ 1,367,343	$ 1,471,855	$ 1,624,074	$ 1,511,535	$ 1,373,269
Long-term debt, excluding current installments	$ 537,272	$ 575,308	$ 648,879	$ 376,415	$ 141,704
Stockholders' equity	$ 507,670	$ 500,512	$ 489,481	$ 677,214	$ 788,224

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes. The historical results are not necessarily indicative of results to be expected in any future period.

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

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.277 billion, down 7.8 percent from $1.384 billion a year ago, a decrease of $107.5 million in annual revenue.
•	Income from operations of $92.9 million compared to $40.2 million last year.
•	Diluted earnings per share of $0.48 compared to diluted loss per share of $0.10 in fiscal 2008.
•	Pre-tax earnings of $62.2 million, compared to pre-tax loss of $9.8 million in fiscal 2008.
•	Operating cash flow for the fiscal year was $268.8 million compared to $267.8 million in the prior year.
•	Gross margin was 23.6 percent compared to 18.3 percent in fiscal 2008.
•

The Company recorded $38.6 million in restructuring charges and adjustments included in gains, losses and other items for associate-related payments, lease termination accruals, contract termination accruals and asset disposals.

•

The Company completed the acquisitions of the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”), the direct marketing technology unit of Alvion, LLC, and the assets of Quinetia, LLC.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2009. However, these highlights are not intended to be a full discussion of the Company’s 2009 fiscal year. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2009 is presented below (dollars in millions, except per share amounts):

	2009	2008	2007	% Change 2009-2008	% Change 2008-2007
Revenue
Services	$ 920.3	$ 969.8	$ 990.8	(5)%	(2)%
Products	356.3	414.3	399.7	(14)	4
	$ 1,276.6	$ 1,384.1	$ 1,390.5	(8)%	(1)%
Total operating costs and expenses	1,183.7	1,343.9	1,236.4	12	(9)
Income from operations	$ 92.9	$ 40.2	$ 154.1	132%	(74)%
Diluted earnings (loss) per share	$ 0.48	$ (0.10)	$ 0.80	580%	(113)%

Revenues

For the fiscal year ended March 31, 2009, the Company’s revenue was $1,276.6 million, compared to revenue of $1,384.1 million in fiscal 2008, reflecting a decrease of $107.5 million or 7.8%. Total revenue increased $22.4 million as a result of acquisitions completed during 2009 and 2008. Of the revenue decline, $41.7 million was attributable to reductions in certain Infrastructure Management contracts due to the Company’s capital spending reduction initiative and other contract reductions. In addition, approximately $17.9 million of the decrease was due to the impact of foreign currency exchange. Another $10.1 million was due to businesses divested in fiscal year 2008, and $10.7 million was due to a change in a pass-through data contract resulting in net revenue recognition. The remaining $49.5 million net decrease was due to contract scope reductions and other net reductions including lower volumes and terminated business.

Services revenue for the year ended March 31, 2009 was $920.3 million. This represents a $49.5 million decrease or 5.1%. On a geographic basis, International services revenue was impacted by unfavorable exchange rate movement and as a result was relatively flat. Excluding the impact of exchange rates, International services revenue increased $10.8 million, or 11.8%, from the prior year. By line of business, revenue growth in Consulting Services of $6.6 million or 24.9% was offset by a decline in Infrastructure Management services of $35.0 million or 11.2% and CDI and Marketing Services of $19.6 million or 3.7%. Digital services was flat year over year. In the US, organic CDI and Marketing Services revenue declines in the Financial Services vertical of $27.5 million or 10.5% and in the Manufacturing & Distribution vertical of $5.2 million, or 8.3%, which were due to lost business and lower volumes with retained business, were offset by $12.4 million in revenue from Precision Marketing and increases in the Insurance vertical of $8.8 million or 21.1%. The decline in Infrastructure Management services is driven by lower capital spending and contract reductions over the last 12 months with a few very large clients. The Company believes economic pressures are impacting processing volumes and these trends may continue in the near term.

Products revenue for the year ended March 31, 2009 was $356.3 million, which represents a $58.0 million decrease, or 14.0%, compared to last year. During the fiscal year 2009, a large pass-through data contract was amended and as such the revenue is no longer reported on a gross basis. Due to this contract change, pass-through data revenue in fiscal 2010 is expected to decrease by approximately $71 million. Pass-through data revenue for fiscal 2009 decreased $10.7 million. Excluding the pass-through data, products revenue was down $47.3 million, or 14.2%, compared to last year. Revenue in both the US and International operations declined. Revenue from International operations declined $28.1 million, of which $7.9 million was related to the divested French GIS business. Excluding the impact of GIS and exchange rates, the International decline was approximately $13.2 million due to a reduction in client project activity, particularly in the third quarter. The decline in US products revenue is attributable to a $14.2 million (10.2%) decrease in Infobase revenue.

For the fiscal year ended March 31, 2008, the Company’s revenue was $1,384.1 million, compared to revenue of $1,390.5 million in fiscal 2007, reflecting a decrease of $6.4 million or 0.5%. Services revenue decreased $21.1 million or 2.1% and product revenue increased $14.6 million or 3.7%. International services increased approximately $10.1 million, of which $6.1 million was due to favorable exchange rate variances in Europe and Australia, while US services declined $31.2 million. The decline was driven primarily by declines of $39.2 million in Infrastructure Management services of which $34.5 million was due primarily to contractual changes with one large Infrastructure Management services customer. The contractual changes primarily relate to the procurement of hardware and software. The customer now purchases its own hardware rather than purchase through the Company. Traditional service lines experienced declines of $10.3 million due to reductions in processing volumes in many financial services clients which the Company believes is driven by economic pressures in those industries and some contract losses. These declines were offset by increases in digital services of $8.3 million and in consulting services of $10.3 million, both primarily due to volume changes driven by clients’ increasing demand for these services. The $14.6 million increase in products includes a $6.3 million increase in risk products, and a $3.2 million increase in pass-through data revenue. International products revenue was up slightly.

For the fiscal year ended March 31, 2009, approximately 75% of the Company’s consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company. These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client’s revenue. However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2009 (dollars in millions):

	2009	2008	2007	% Change 2009-2008	% Change 2008-2007
Cost of revenue
Services	$ 694.3	$ 805.4	$ 741.3	14%	(9)%
Products	280.8	324.8	309.7	14	(5)
Total cost of revenue	975.1	1,130.2	1,051.0	14	(8)
Selling, general and administrative	170.0	177.3	176.5	4	0
Gains, losses and other items, net	38.6	36.4	8.9	(6)	(309)
Total operating costs and expenses	$ 1,183.7	$ 1,343.9	$ 1,236.4	12%	(9)%

Gross Profit

The following table presents the Company’s gross profit for each of the years in the three-year period ended March 31, 2009 (dollars in millions):

	2009	2008	2007
Gross profit margin
Services	24.5%	17.0%	25.2%
Products	21.2	21.6	22.5
Total gross profit margin	23.6%	18.3%	24.4%
Operating profit margin	7.3%	2.9%	11.1%

Gross profit margins for services were 24.5% in fiscal 2009 compared to 17.0% in fiscal 2008. Gross profit increases in fiscal 2009 are due primarily to cost reduction initiatives implemented at the end of fiscal 2008 and continuing through fiscal 2009. Gross profit margins in 2008 were negatively impacted by restructuring Infrastructure Management contracts. Cost of services revenue of $694.3 million in fiscal 2009 represents a decrease of $111.0 million compared to fiscal 2008. Included in the prior-year cost of services is $43.6 million related to restructuring of certain Infrastructure Management contracts. Excluding these items, cost of services decreased by $67.4 million, or 8.8%. The Company executed a workforce reduction in fiscal 2008 in addition to cost reductions that naturally occurred as Infrastructure Management services and CDI and Marketing services contracts were reduced or terminated.

The gross profit margins for services were 17.0% in fiscal 2008 compared to 25.2% in fiscal 2007. Gross profit declines in fiscal 2008 are due primarily to restructuring contracts for three major Infrastructure Management services clients, which resulted in a $43.6 million increase in cost of services revenue. The remainder of the decline is due to headcount growth in the Digital and Consulting operations. The cost of services for fiscal 2008 of $805.4 million increased $64.1 million or 8.6% from fiscal 2007.

The gross profit margins for products were 21.2% in fiscal 2009 compared to 21.6% in fiscal 2008. Cost of products revenue of $280.8 million for 2009 represents a $44.0 million decrease compared to the same period a year ago. Cost of products includes acquired data, data royalties, compilation costs and the costs of building and delivering the Company’s various data and risk products. Excluding the pass-through data and related costs, product costs actually decreased approximately 13.7% and margins on non-pass through products decreased to 26.5% from 26.9% a year ago. Margins were negatively impacted by declining revenue in both the US and International data operations. Cost reduction initiatives implemented during the last year related to both personnel and data content costs partially offset the margin impact of declining revenues.

The gross profit margins for products were 21.6 % in fiscal 2008 compared to 22.5% for fiscal 2007. The cost of products for fiscal 2008 of $324.8 million increased $15.2 million or 4.9% from 2007. Excluding the pass-through data and related costs, product costs actually increased $11.9 million and margins on non-pass-through products decreased from 28.0% to 26.9%. The cost increase can be attributed to increases in the costs of building and delivering data and risk products.

Selling, general and administrative expense is $170.0 million for the year ended March 31, 2009 which represents a $7.3 million reduction or 4.1% from the prior year. As a percent of revenue, these costs are 13.3% for fiscal 2009 compared to 12.8% in fiscal 2008. Increases due to performance-based bonus accruals and investments in sales and marketing have been offset by cost reduction initiatives implemented during the last year in many general and administrative cost centers.

Selling, general and administrative expenses for fiscal 2008 of $177.3 million increased $0.7 million or 0.4% from fiscal 2007. As a percent of revenue, these costs were 12.8% compared to 12.7% in 2007. The increase in fiscal 2008 was primarily attributable to acquisitions ($3.1 million) and restricted stock grants ($3.6 million). These were offset by lower corporate bonuses.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2009	2008	2007
Terminated merger expense	$ -	$ 17,689	$ -
Merger termination fee	-	(65,000)	-
Retirement payment	-	3,000	-
Gain on disposition of operations in France	(2,083)	(3,157)	-
Spain operation closure	(430)	(1,622)	6,622
Sale of building	(1,147)	-	-
Collection of hangar note	(1,004)	-	-
Leased airplane disposals	(110)	6,445	-
Legal contingency	1,000	4,000	-
Restructuring plan charges and adjustments	42,340	75,147	2,500
Other	-	(150)	(225)
	$ 38,566	$ 36,352	$ 8,897

In fiscal 2009, the Company recorded a total of $42.3 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $12.4 million, lease accruals of $3.2 million, asset disposal and write-offs of $26.5 million and $0.2 million in adjustments for the fiscal 2008 restructuring plan. Included in the asset disposal was a $24.6 million loss incurred as a result of the Company terminating a software contract.

During fiscal 2009, the Company collected a note receivable related to an aircraft storage facility. This note was not recognized by the Company previously since collectability of the note was not assured. During 2009, the debtor paid off the note in the amount of $1.0 million which was recorded in gains, losses and other items.

During fiscal 2009, the Company sold a building that was no longer utilized for proceeds of $24.2 million resulting in a gain of $1.1 million.

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

In March 2007, the Company recorded $2.5 million in restructuring included in gains, losses and other items in the consolidated statement of operations. The charges include $1.5 million in severance for payments to associates who were notified in March 2007 that they were to be involuntarily terminated; $0.3 million in fees paid to terminate contractors; and $0.7 million for contract termination fees paid to a former senior executive who terminated employment in February 2007.

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. For fiscal 2008, the Company incurred transaction related expenses of $17.7 million. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65.0 million. This settlement fee was received on October 10, 2007.

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board. According to the terms of the agreement, the Company paid $3.0 million. Subsequent to the selection of a successor, the Company is also paying the retired officer $0.5 million per year for consulting services for approximately three years. The successor officer was hired, effective February 4, 2008. The Company accrued the present value of the remaining payments under this contract as of March 31, 2008 because management is not using the consulting services after March 31, 2008. The expense for the consulting agreement is included in the associate-related accruals of $19.3 million referred to above.

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The operation was not considered to be aligned with the Company’s ongoing business strategy. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations from the goodwill of the Information Products segment based on the relative fair value of the disposed operations to the international component of the Information Products segment. Also, included in the gain calculation was a $1.3 million accrual for exit activities. An adjustment regarding the final calculated purchase price was recorded in fiscal 2009 resulting in an additional $2.1 million gain recorded on the sale. The annual revenue associated with the GIS operations was approximately $14 million.

In fiscal 2007, the Company announced plans to shut down its operations in Spain as a result of underperformance. Upon the completion of this closure, the Company recorded $6.6 million in write-offs and exit costs, including $0.7 million in severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims, and $2.0 million in asset write-offs and other accruals (see note 4 to the consolidated financial statements). During the year ended March 31, 2008, the Company reversed $2.4 million of the remaining accrual, offset by $0.8 million in expense due to currency translation expenses. In fiscal 2009, $0.4 million in currency translation income was recorded. The remaining accrual of $0.5 million is expected to be paid out in fiscal 2010.

During the year ended March 31, 2008, the Company entered into agreements to dispose of two leased aircraft. Under the terms of the leases, the Company was required to make termination payments to the lessor and the lessor sold the assets and paid the proceeds to the Company. The Company has recorded $6.4 million expense in fiscal 2008 in gains, losses and other items, for the net payment to terminate the leases and dispose of the assets. During the year ended March 31, 2009, the Company recorded $0.1 million gain in gains, losses and other items to adjust the final net payment to terminate the second lease and dispose of the asset.

In fiscal 2008 the Company accrued $4.0 million for the estimated settlement cost on an ongoing lawsuit (see note 11 to the consolidated financial statements). In fiscal 2009, another $1.0 million was accrued for the contingency.

The following table shows the balances that were accrued for the restructuring plans, as well as the changes in those balances during the years ended March 31, 2007, 2008 and 2009 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
March 31, 2006	$ 1,207	$ 1,743	$ 259	$ 3,209
Fiscal year 2007 restructuring plan amount	2,500	-	-	2,500
Payments	(1,414)	(232)	(115)	(1,761)
March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Fiscal year 2008 restructuring plan amount	17,850	26,509	570	44,929
Adjustments	157	(749)	(112)	(704)
Payments	(6,652)	(391)	(245)	(7,288)
March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885
Fiscal year 2009 restructuring plan amount	12,434	3,210	-	15,644
Adjustments	(1,246)	752	(39)	(533)
Payments	(16,603)	(6,910)	(318)	(23,831)
March 31, 2009	$ 8,233	$ 23,932	$ -	$ 32,165

The following table shows the balances that were accrued for the Spain closure as well as the changes in those balances during the years ended March 31, 2007, 2008 and 2009 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
Fiscal 2007 charges	$ 656	$ 113	$ 4,789	$ 5,558
Payments	(378)	(20)	(200)	(598)
March 31, 2007	$ 278	$ 93	$ 4,589	$ 4,960
Adjustments	(5)	-	(2,304)	(2,309)
Payments	(292)	(95)	(1,971)	(2,358)
Change in foreign currency translation adjustment	19	2	651	672
March 31, 2008	$ -	$ -	$ 965	$ 965
Payments	-	-	(373)	(373)
Change in foreign currency translation adjustment	-	-	(94)	(94)
March 31, 2009	$ -	$ -	$ 498	$ 498

Operating Margins

Fiscal 2009 operating margins were 7.3% compared to 2.9% for fiscal 2008 and 11.1% for fiscal 2007. The 2009 margins were positively impacted by the cost reduction initiative that was implemented in fiscal 2009. All years were negatively impacted by restructuring charges noted above. Additionally, 2008 margins were impacted by the impairment of three major Infrastructure Management contracts.

Other Income (Expense), Income Taxes and Other Items

Interest expense for fiscal year 2009 decreased $18.6 million or 36.4%, due primarily to a reduction in interest rates as well as a reduction in the average term loan debt balance of $38.0 million. The Company’s weighted-average interest rate on long-term debt was 3.5% and 5.8% at March 31, 2009 and March 31, 2008, respectively.

Interest expense for fiscal year 2008 increased $4.6 million or 9.9%, due primarily to the new term loan borrowing of $600 million under the amended and restated credit agreement which closed September 15, 2006 (see note 9 to the consolidated financial statements).

Other net increased $0.7 million in fiscal 2009 from fiscal 2008. Other net primarily includes interest income on notes receivable and invested cash balances of $1.1 million, $3.2 million and $3.6 million in fiscal 2009, 2008 and 2007, respectively.

Other net decreased $4.7 million in fiscal 2008 from fiscal 2007. The decline is primarily due to the write-off of an investment that was determined to be unrecoverable during the period, resulting in a loss of $2.7 million. Other net in fiscal 2007 included a gain of $1.6 million from the sale of an investment.

The Company’s effective tax rate was 39.7% in fiscal 2009 compared to 20.3% in fiscal 2008 and 40.2% in fiscal 2007. In 2009 the Company reduced income tax expense by $2.1 million as a result of reducing valuation reserves previously recorded for net operating loss carryforwards in France. The rate in 2009 was also impacted by foreign losses for which no tax benefit is available. The rate for 2008 was also impacted by foreign losses for which no tax benefit was available and the expiration of state net operating loss carryforwards. These items were offset in 2008 by a $0.7 million reversal of the reserve for potential penalties due to failure to file foreign information returns. The Company received notice that such penalties would not be incurred. Additionally, fiscal 2008 included adjustments related to the finalization of the fiscal 2007 and fiscal 2006 amended tax returns for both the US and International operations, as well as finalization of US tax audits from fiscal 2003-2005. The rate for fiscal 2007 was impacted by losses in Spain for which there was no tax benefit, and adjustment of reserves related to the research tax credit. Together these two items increased tax expense by approximately $3.8 million.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at March 31, 2009 totaled $204.5 million compared to $45.4 million at March 31, 2008. Total current assets increased $74.0 million, including a $114.5 million increase in cash offset by a $31.6 million decrease in accounts receivable, and current liabilities decreased $85.1 million including a $35.3 million decrease in other accrued which was driven primarily by payment of prior-year restructuring items. Cash provided by operating activities was $268.8 million compared to $267.8 million in fiscal 2008 and $218.4 million in fiscal 2007.

Accounts receivable days sales outstanding (“DSO”) was 56 days at both March 31, 2009 and March 31, 2008, and is calculated as follows (dollars in thousands):

	March 31, 2009	March 31, 2008
Numerator – trade accounts receivable, net	$ 184,814	$ 216,462
Denominator:
Quarter revenue	295,509	349,797
Number of days in quarter	90	91
Average daily revenue	$ 3,283	$ 3,844
Days sales outstanding	56	56

Investing activities used $65.4 million in fiscal 2009 compared to $80.5 million in fiscal 2008 and $87.1 million in fiscal 2007. Investing activities in fiscal 2009 included capitalized software development costs of $16.2 million as compared to $33.3 million in fiscal 2008 and $27.4 million in fiscal 2007. Capital expenditures were $31.4 million in 2009 compared to $21.6 million in fiscal 2008 and $14.2 million in fiscal 2007. Data acquisition costs were $30.6 million in 2009 compared to $32.2 million in fiscal 2008 and $25.1 million in fiscal 2007.

Total spending on capitalized software development, as discussed above, and research and development expense was $35.6 million in fiscal 2009, $53.1 million in fiscal 2008 and $46.5 million in fiscal 2007. Research and development expense, charged to cost of revenue, was $19.4 million in fiscal 2009, $19.8 million in fiscal 2008 and $19.1 million in fiscal 2007.

Investing activities also reflect net cash paid for acquisitions of $15.9 million in fiscal 2009 compared to $11.2 million in fiscal 2008 and $33.1 million in fiscal 2007. Fiscal 2009 included cash paid for the acquisition of Precision Marketing for $9.0 million, the acquisition of Quinetia for $2.9 million and the acquisition of Alvion for $3.6 million. Fiscal 2008 included cash paid for the acquisition of EchoTarget for $2.1 million and MKTG for $3.7 million. Fiscal 2007 included cash paid for the acquisition of Equitec for $14.4 million, Harbinger for $9.4 million, and Kefta for $8.9 million. The remainder of the cash paid for acquisitions each year relates to fees and earnout payments paid on acquisitions made in a prior year and purchases of minority interests on prior acquisitions.

In fiscal 2007 the Company received $10 million and in fiscal 2009 the Company received $2.0 million for the sale and license of software to EMC Corporation (“EMC”). Investing activities in fiscal 2009 included $24.2 million in proceeds from the sale of the Company’s Phoenix facility.

In fiscal 2008 the Company received $14.2 million for the sale of its GIS operations in France (see note 4 to the consolidated financial statements). Payments received on investments of $2.6 million in 2009, $3.6 million in 2008, and $2.8 million in 2007 include sales or collections on a number of investments.

With respect to certain of its investments in joint ventures and other companies, the Company may provide cash advances to fund losses and cash flow deficits. The Company may, at its discretion, decide not to provide financing to these investments during future periods. In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($1.1 million at March 31, 2009). In fiscal 2008, the Company determined that one of its investments was impaired and wrote off its value of $2.7 million to other, net. In the event that declines in the value of its investments occur and continue, the Company may be required to record further impairment charges related to its investments.

On November 7, 2008, the board instituted the current stock repurchase program for a twelve-month period and authorized repurchases of a maximum of $50 million. During the fiscal year ended March 31, 2009, the Company repurchased 0.3 million shares for $2.1 million. During the fiscal year ended March 31, 2008, the Company repurchased 4.2 million shares for $50.6 million. During the fiscal year ended March 31, 2007, the Company repurchased 11.7 million shares for $297.8 million. Cash paid for repurchases differs from the aggregate purchase price due to trades made at the end of the period which were settled in the following period.

Financing activities in fiscal 2009 used $86.9 million including $86.8 million in debt payments, dividends paid of $9.3 million and stock repurchases of $1.8 million offset by $10.9 million in sales of stock. Financing activities in fiscal 2008 used $163.1 million including $158.7 million in debt payments, dividends paid of $9.5 million and stock repurchases of $50.6 million offset by $47.9 million in sales of stock. Financing activities in fiscal 2007 used $101.8 million including $178.1 million in net proceeds from debt and $33.5 million in sales of stock, offset by dividends paid of $18.2 million and stock repurchases of $299.3 million. Also included in financing activities in fiscal 2008 and 2007 was the tax benefit from stock options, warrants and restricted stock of $5.5 million and $4.1 million, respectively.

In each of the fiscal years 2009, 2008 and 2007, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction. The incurrence of this debt appears on the Consolidated Statements of Cash Flows under “supplemental cash flow information.” Acquisitions under capital leases and installment payment arrangements were $11.0 million in 2009 compared to $24.8 million in 2008 and $58.9 million in 2007, and construction and other financing was $11.0 million in 2008 and was $18.4 million in 2007. Assets acquired under a data obligation were $15.3 million in 2008. Software licenses acquired under software obligations were $10.0 million in 2009, $0.5 million in 2008 and $23.6 million in 2007. Payment of this debt in future periods will be reflected as a financing activity. The Company has also included details of its debt payments within the “supplemental cash flow” information.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $25.5 million due September 15, 2012 (see note 9 to the consolidated financial statements). The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. Term loan borrowings bear interest at LIBOR plus 1.75%. At March 31, 2009 there were no revolving credit borrowings outstanding and the Company had $200 million available under the credit agreement. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

On October 20, 2008, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% which, when combined with a 1.75% credit spread equals a total rate of 5.00% on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount. The LIBOR rate as of March 31, 2009 was 1.19%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. As of March 31, 2009, the hedge relationship qualified as an effective hedge under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of operations. The fair market value of the derivative was zero at inception and an unrealized loss of $4.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities. The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Initial lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. As of March 31, 2009 the Company has a future commitment for lease payments of $4.2 million over the next ten years.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at March 31, 2009 was $2.6 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $4.3 million at March 31, 2009 and $7.2 million at March 31, 2008.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2009. The table does not include the future payment of gross unrealized tax benefits of $5.4 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $4.0 million as the Company is not able to predict the periods in which these payments will be made (dollars in thousands):

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease and installment payment obligations	$ 25,012	$ 8,457	$ 2,077	$ 547	$ 647	$ 9,905	$ 46,646
Software and data license liabilities	7,726	3,829	2,448	1,354	-	-	15,357
Warrant liability	-	-	-	-	-	1,492	1,492
Term Loan	6,000	6,000	303,000	175,500	-	-	490,500
Other long-term debt	2,229	13,577	1,578	1,607	405	4,849	24,244
Total long-term obligations	40,967	31,863	309,103	179,008	1,052	16,246	578,239
Synthetic equipment and furniture leases	4,030	125	-	-	-	-	4,155
Equipment operating leases	1,356	434	129	29	3	-	1,951
Building operating leases	19,047	15,291	12,989	9,871	7,176	34,874	99,248
Partnerships building leases	1,599	1,599	1,599	1,599	1,599	133	8,128
Total operating lease payments	26,032	17,449	14,717	11,499	8,778	35,007	113,482
Total contractual cash obligations	$ 66,999	$ 49,312	$ 323,820	$ 190,507	$ 9,830	$ 51,253	$ 691,721

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Purchase commitments on synthetic equipment and furniture leases	1,527	215	-	-	-	-	1,742
Other purchase commitments	54,227	31,380	23,021	17,477	9,190	17,197	152,492
Total purchase commitments	$ 55,754	$ 31,595	$ 23,021	$ 17,477	$ 9,190	$ 17,197	$ 154,234

The purchase commitments on the synthetic equipment and furniture leases assume the leases terminate and are not renewed, and the Company elects to purchase the assets. The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items. Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash. The above commitments relating to long-term obligations do not include future payments of interest. The Company estimates interest payments on debt and capital leases for fiscal 2010 of $29.5 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2009 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 3,107
Guarantees on certain partnership and other loans	2,589
Outstanding letters of credit	4,339

The total of loans “on certain partnerships and other loans,” of which the Company guarantees the portion noted in the above table, are $7.2 million as of March 31, 2009.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business. In some cases, the Company also sells software and hardware to clients. In addition, new infrastructure or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets. Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future. The Company also evaluates acquisitions from time to time, which may require up-front payments of cash. Depending on the size of the acquisition it may be necessary to raise additional capital. If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company would first use available borrowing capacity under its revolving credit agreement, followed by the issuance of debt or equity securities. However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt or equity securities at terms favorable to the Company, or that such funding would be available.

Acquisitions

On November 7, 2008, the Company acquired the assets of Quinetia, LLC, a Rochester, New York-based provider of analytics and predictive modeling for large and medium size businesses. The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively retain and grow their customer base and optimize pricing. The Company paid $2.7 million, net of cash acquired, for the acquisition not including amounts, if any, paid pursuant to an earnout agreement. The earnout agreement allows for payment of up to $1.2 million if the acquired business achieves certain earnings before interest, tax, depreciation and amortization goals. Payments, if any, under the earnout agreement will be determined based on results in the target measurement periods ending March 31, 2009, 2010 and 2011. The first earnout payment of $0.2 million in fiscal 2009 has been added to the purchase price. The acquired business has annual revenues of approximately $3.0 million. Quinetia’s results of operations are included in the Company’s consolidated results beginning November 7, 2008.

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

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”). The Company paid $9.0 million, of which $4.5 million was paid into two escrow accounts which are subject to escrow arrangements which will be finally resolved one year from the date of acquisition. Approximately $0.2 million of one of the escrow funds has been released to reimburse the Company for costs incurred. The ultimate purchase price paid to the seller is contingent upon satisfaction of certain post-closing conditions. The acquired business has annual revenue of approximately $16.0 million. Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

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

On March 27, 2007, the Company acquired Kefta, Inc., a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million during fiscal 2009. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue at acquisition was approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. The Company paid $9.5 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger, all of which has since been paid. Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007. During the quarter ended March 31, 2008, the Company shut down the operations of Harbinger and recorded charges of $9.5 million in gains, losses and other items for the write-off of goodwill and other intangible assets. The Company also accrued $1.1 million of exit costs, primarily lease accruals. (See note 2 to the consolidated financial statements.)

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

Seasonality and Inflation

Although the Company cannot accurately determine the amounts attributable to inflation, the Company is affected by inflation through increased costs of compensation and other operating expenses. Generally, the effects of inflation are offset by technological advances, economies of scale and other operational efficiencies.

The Company’s traditional direct marketing operations experience their lowest revenue in the first quarter. In order to minimize the impact of these fluctuations, the Company continues to seek long-term strategic partnerships with more predictable revenues. Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 75% in fiscal 2009 compared to 74% in fiscal 2008 and 73% in fiscal 2007.

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

Revenue Recognition – The Company provides database management and IT management services under long-term arrangements. These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT management contracts. In the case of database management contracts, the customer does not acquire any ownership rights to the Company’s intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement. Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract. Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions. Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract. In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred.

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

The Company accounts for all elements under its database management and IT management arrangements as a single unit, since the initial setup activities performed under the arrangements may not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

The Company evaluates its database management and IT management arrangements using the criteria in EITF 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement. In cases where database management or IT management arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly. The lease revenues are not significant to the Company’s financial statements.

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition. Deferred revenue at March 31, 2009 was $55.0 million compared to $64.1 million at March 31, 2008.

In certain cases, such as hardware or software upgrades sold and/or licensed to existing clients where the Company has no further obligations with respect to such upgrades or project work, management has determined that revenue recognition upon delivery of the hardware or software to the client or upon completion of the project work is appropriate. The Company recognized revenue of $2.9 million in 2009, $6.7 million in 2008 and $9.6 million in 2007 for hardware and software where the Company has determined that up-front revenue recognition is appropriate.

In fiscal 2009, 2008 and 2007 all of the $2.9 million, $6.7 million and $9.6 million in revenue, respectively, noted above was recorded on a gross basis.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in accounts receivable were $22.7 million and $30.3 million, respectively, at March 31, 2009 and 2008.

The Company does not provide end-users with price-protection or rights of return. The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made. The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Software, Purchased Software Licenses, and Research and Development Costs – The Company capitalizes software development costs under both the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”) and the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred. Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater. The Company recorded amortization expense and impairment charges related to internally developed computer software of $21.1 million in fiscal 2009, $19.3 million in fiscal 2008 and $19.1 million in fiscal 2007. Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization or other research activities of $19.4 million in fiscal 2009, $19.8 million in fiscal 2008 and $19.1 million in fiscal 2007 were charged to operations during those years.

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term debt. Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years. The Company recorded amortization of purchased software licenses of $27.2 million in fiscal 2009, $35.9 million in fiscal 2008 and $45.0 million in fiscal 2007. Some of these purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements. Therefore, amortization lives are periodically reevaluated and, if necessary, adjusted to reflect current and future expected usage based on units-of-production amortization. Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract. While the Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

Capitalized software, including both purchased and internally developed, is reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value. In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product. A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value. During fiscal 2008, the Company recorded software impairment charges of $5.2 million. At March 31, 2009, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists. However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge. Additionally, should future projected revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($118.1 million at March 31, 2009).

Valuation of Long-Lived Assets– Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group. If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2008 the Company recorded impairment charges for long-lived assets associated with restructuring activities of $29.6 million, included in gains, losses and other items. In addition the Company recorded $43.6 million of asset impairment charges in cost of operations related to impaired capitalized contract costs. (See note 2 to the consolidated financial statements.) At March 31, 2009, the Company believes that no further impairment exists with respect to its long-lived assets. However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Valuation of Goodwill– Goodwill represents the excess of acquisition costs over the fair value of net assets acquired in business combinations. Under the provisions of SFAS. No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed at least annually for impairment under a two-part test. In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.

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

SFAS No. 142 provides that goodwill should be tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component. Acxiom’s two segments are the Information Services segment and the Information Products segment. Because each of these segments contains both a US component and an International component, and there are some differences in economic characteristics between the US and International components, management has tested a total of four components.

In order to estimate a valuation for each of the four components tested, management historically used an income approach based on a discounted cash flow model. In the most recent testing, the analysis was enhanced to include a public company market multiple and a similar transactions comparison.

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

Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components. However, management cannot give any assurance that market values will not change in the future. For example, if discount rates demanded by the market increase, this could lead to a reduction under the income approach. If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach. If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach. If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach. And finally, if there is a further general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach. The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

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

Deferred Costs and Data Acquisition Costs – The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements. Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT management arrangements are deferred until such time as the database or the IT services are operational and revenue recognition begins. These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit. In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts. All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement. During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur. Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks. If pricing is renegotiated, deferred costs are assessed for impairment.

The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of contracts with three different IT management customers during fiscal 2008, the Company performed a test for potential impairment of the related capitalized costs. The Company determined that the future cash flows relating to these renegotiated contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded write-downs relating to the capitalized costs of these contracts. The combined $43.6 million charge is recorded in cost of operations in the accompanying condensed consolidated statement of operations and in the Services segment for segment disclosures. The charge included $46.0 million in deferred costs, $0.1 million in property and equipment, $2.5 million in other assets and an accrual of $4.0 million, offset by $8.9 million in deferred revenue.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for the Company for fiscal year 2010 and will be effective for business combinations entered into after March 31, 2009.

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

•	the possibility that we experience processing errors which result in credits to customers, re-performance of services or payment of damages to customers; and
•	general and global negative economic conditions.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, we determined that, as of March 31, 2009 the Company’s internal control over financial reporting is effective based on the criteria in Internal Control-Integrated Framework issued by COSO.

KPMG LLP, our independent registered public accounting firm, that audited the financial statements included in this annual report, has issued an attestation report, appearing on the following page, on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

May 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited Acxiom Corporation’s (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company and subsidiaries’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated May 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

May 27, 2009

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND 2008

(Dollars in thousands)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 177,166	$ 62,661
Trade accounts receivable, net	184,814	216,462
Deferred income taxes	45,641	44,211
Refundable income taxes	4,579	16,080
Other current assets	46,873	45,645
Total current assets	459,073	385,059
Property and equipment, net of accumulated depreciation and amortization	214,589	266,269
Software, net of accumulated amortization of $174,766 in 2009 and $152,151 in 2008	52,798	59,263
Goodwill	454,944	484,796
Purchased software licenses, net of accumulated amortization of $250,845 in 2009 and $370,849 in 2008	65,341	111,574
Deferred costs, net	70,343	90,707
Data acquisition costs, net	31,317	51,566
Other assets, net	18,938	22,621
	$ 1,367,343	$ 1,471,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 40,967	$ 69,259
Trade accounts payable	27,701	45,749
Accrued expenses
Payroll	44,823	39,061
Other	86,072	121,441
Deferred revenue	54,991	64,116
Total current liabilities	254,554	339,626
Long-term debt	537,272	575,308
Deferred income taxes	58,526	51,429
Other liabilities	9,321	4,980
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 115.8 million and 114.3 million shares at March 31, 2009 and 2008, respectively)	11,576	11,428
Additional paid-in capital	800,094	779,815
Retained earnings	441,950	413,758
Accumulated other comprehensive income (loss)	(6,238)	33,976
Treasury stock, at cost (37.2 million and 37.0 million shares at March 31, 2009 and 2008, respectively)	(739,712)	(738,465)
Total stockholders' equity	507,670	500,512
	$ 1,367,343	$ 1,471,855
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share amounts)

	2009	2008	2007

Revenue:
Services	$ 920,262	$ 969,771	$ 990,842
Products	356,311	414,308	399,669
Total revenue	1,276,573	1,384,079	1,390,511
Operating costs and expenses:
Cost of revenue
Services	694,340	805,370	741,257
Products	280,846	324,860	309,684
Total cost of revenue	975,186	1,130,230	1,050,941
Selling, general and administrative	169,960	177,251	176,528
Gains, losses and other items, net	38,566	36,352	8,897
Total operating costs and expenses	1,183,712	1,343,833	1,236,366
Income from operations	92,861	40,246	154,145
Other income (expense):
Interest expense	(32,596)	(51,230)	(46,632)
Other, net	1,949	1,223	5,933
Total other income (expense)	(30,647)	(50,007)	(40,699)
Earnings (loss) before income taxes	62,214	(9,761)	113,446
Income tax expense (benefit)	24,710	(1,981)	45,573
Net earnings (loss)	$ 37,504	$ (7,780)	$ 67,873

Earnings (loss) per share:
Basic	$ 0.48	$ (0.10)	$ 0.82
Diluted	$ 0.48	$ (0.10)	$ 0.80

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands)

Common Stock	Treasury stock

	Number of shares	Amount	Additional paid-in capital	Unearned stock-based compensation	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Total stockholders’ equity
Balances at March 31, 2006	109,458,152	$ 10,946	$ 677,026	$ (1,941)		$ 381,315	$ 2,205	(21,309,622)	$ (392,337)	$ 677,214
Employee stock awards, benefit plans and other issuances	1,962,617	196	33,878	-	-	-	-	(13,838)	(610)	33,464
Tax benefit of stock options, warrants and restricted stock	-	-	4,142	-	-	-	-	-	-	4,142
Implementation of SFAS 123R	-	-	(1,941)	1,941	-	-	-	-	-	-
Non-cash share-based compensation	-	-	3,823	-	-	-	-	-	-	3,823
Restricted stock units vested	25,000	3	(3)	-	-	-	-	-	-	-
Warrant exercise	-	-	(110)	-	-	-	-	7,668	110	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(11,687,081)	(297,792)	(297,792)
Acquisition of Equitec	-	-	1,521	-	-	-	-	140,735	2,089	3,610
Dividends	-	-	-	-	-	(18,174)	-	-	-	(18,174)
Comprehensive income:
Foreign currency translation	-	-	-	-	15,228	-	15,228	-	-	15,228
Unrealized gain on marketable securities, net of tax	-	-	-	-	93	-	93	-	-	93
Net earnings	-	-	-	-	67,873	67,873	-	-	-	67,873
Total comprehensive income	-	-	-	-	$ 83,194
Balance at March 31, 2007	111,445,769	$ 11,145	$ 718,336	$ -		$ 431,014	$ 17,526	(32,862,138)	$ (688,540)	$ 489,481
Employee stock awards, benefit plans and other issuances	2,706,966	270	47,631	-	-	-	-	2,704	42	47,943
Tax benefit of stock options, warrants and restricted stock	-	-	5,513	-	-	-	-	-	-	5,513
Non-cash share-based compensation	-	-	8,348	-	-	-	-	38,352	584	8,932
Restricted stock units vested	127,864	13	(13)	-	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(4,175,154)	(50,551)	(50,551)
Dividends	-	-	-	-	-	(9,476)	-	-	-	(9,476)
Comprehensive income:
Foreign currency translation	-	-	-	-	16,568	-	16,568	-	-	16,568
Unrealized loss on marketable securities, net of tax	-	-	-	-	(118)	-	(118)	-	-	(118)
Net loss	-	-	-	-	(7,780)	(7,780)	-	-	-	(7,780)
Total comprehensive income	-	-	-	-	$ 8,670
Balances at March 31, 2008	114,280,599	$ 11,428	$ 779,815	$ -		$ 413,758	$ 33,976	(36,996,236)	$ (738,465)	$ 500,512
Employee stock awards, benefit plans and other issuances	1,143,308	115	10,751	-	-	-	-	-	-	10,866
Tax benefit of stock options, warrants and restricted stock	-	-	34	-	-	-	-	-	-	34
Non-cash share-based compensation	-	-	9,527	-	-	-	-	53,869	815	10,342
Restricted stock units vested	332,969	33	(33)	-	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	(282,500)	(2,062)	(2,062)
Dividends	-	-	-	-	-	(9,312)	-	-	-	(9,312)
Comprehensive income:
Foreign currency translation	-	-	-	-	(36,163)	-	(36,163)	-	-	(36,163)
Unrealized loss on interest rate swap, net of tax	-	-	-	-	(3,956)	-	(3,956)	-	-	(3,956)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(95)	-	(95)	-	-	(95)
Net earnings	-	-	-	-	37,504	37,504	-	-	-	37,504
Total comprehensive loss	-	-	-	-	$ (2,710)
Balances at March 31, 2009	115,756,876	$ 11,576	$ 800,094	$ -		$ 441,950	$ (6,238)	(37,224,867)	$ (739,712)	$ 507,670

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net earnings (loss)	$ 37,504	$ (7,780)	$ 67,873
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	198,684	294,065	229,566
Loss (gain) on disposal of assets, net	22,658	7,610	(1,718)
Deferred income taxes	16,423	(2,135)	14,369
Non-cash share-based compensation expense	10,342	8,932	3,823
Changes in operating assets and liabilities:
Accounts receivable	16,100	14,781	(25,515)
Deferred costs	(4,743)	(32,538)	(41,581)
Other assets	12,347	8,653	(19,101)
Accounts payable and other liabilities	(32,006)	26,353	3,960
Deferred revenue	(8,468)	(50,135)	(13,305)
Net cash provided by operating activities	268,841	267,806	218,371
Cash flows from investing activities:
Proceeds received from the disposition of operations	-	14,250	-
Proceeds received from the disposition of assets	24,174	-	-
Payments received from investments	2,599	3,603	2,758
Capitalized software development costs	(16,239)	(33,345)	(27,443)
Capital expenditures	(31,449)	(21,600)	(14,225)
Cash collected from the sale and license of software	2,000	-	10,000
Data acquisition costs	(30,561)	(32,163)	(25,106)
Net cash paid in acquisitions	(15,903)	(11,235)	(33,067)
Net cash used in investing activities	(65,379)	(80,490)	(87,083)
Cash flows from financing activities:
Proceeds from debt	-	2,127	649,756
Payments of debt	(86,772)	(158,699)	(471,670)
Dividends paid	(9,312)	(9,476)	(18,174)
Sale of common stock	10,866	47,943	33,464
Acquisition of treasury stock	(1,756)	(50,551)	(299,301)
Income tax benefit of stock options, warrants and restricted stock	34	5,513	4,142
Net cash used in financing activities	(86,940)	(163,143)	(101,783)
Effect of exchange rate changes on cash	(2,017)	712	566
Net increase in cash and cash equivalents	114,505	24,885	30,071
Cash and cash equivalents at beginning of period	62,661	37,776	7,705
Cash and cash equivalents at end of period	$ 177,166	$ 62,661	$ 37,776
See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands)

	2009	2008	2007
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 33,138	$ 51,669	$ 46,645
Income taxes	(3,189)	7,979	37,596
Payments on capital leases and installment payment arrangements	40,789	69,706	76,135
Payments on software and data license liabilities	23,217	31,819	26,897
Prepayment of debt	14,500	30,000	50,000
Other debt payments, excluding line of credit	8,266	25,047	10,235
Revolving credit payments	-	2,127	308,403
Noncash investing and financing activities:
Common stock issued for acquisition	-	-	3,610
Enterprise software licenses acquired under software obligation	9,955	513	23,571
Acquisition of property and equipment under capital leases and installment payment arrangements	11,040	24,841	58,928
Disposal of asset under financing	-	(5,304)	-
Construction and other financing	-	11,025	18,380
Assets acquired under data obligation	-	15,306	-
Note payable issued in acquisition	-	300	1,300
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

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

New Accounting Pronouncements-

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for the Company for fiscal year 2010 and will be effective for business combinations entered into after April 1, 2009. The impact of adopting SFAS 141(R) will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company as of the beginning of fiscal 2010. The adoption of SFAS 160 is not expected to have a material impact on the Company.

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below. Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $22.7 million and $30.3 million, respectively, at March 31, 2009 and 2008.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $1.7 million and $4.1 million as of March 31, 2009 and 2008, respectively (see note 5). The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit’s estimated fair value. In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended December 31, 2008 indicated that no potential impairment of its goodwill balances exists. The Company expects to complete its next annual impairment test during the quarter ending June 30, 2009.

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

Unbilled and Notes Receivable -

Unbilled and notes receivable are from the sales of software, services, data licenses and equipment, net of the current portions of such receivables. Certain, but not all, of the unbilled and notes receivable have no stated interest rate and have been discounted using an imputed interest rate, generally 5% to 8%, based on the customer, type of agreement, collateral and payment terms. The term of these notes is generally three years or less. This discount is being recognized into income using the interest method and the interest income is included as a component of “other, net” in the accompanying consolidated statements of operations. Cash flows from unbilled and notes receivable are reported in operating cash flows as a change in other assets. The current portion of unbilled and notes receivable is included in other current assets and the noncurrent portion is included in other assets.

Deferred Costs and Data Acquisition Costs -

The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements. Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT management arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins. These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit. In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts. All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement. During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur. Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks. If pricing is renegotiated, deferred costs are assessed for impairment.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

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

Revenue Recognition-

The Company provides database management and IT management services under long-term arrangements. These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT management contracts. In the case of database management contracts, the customer does not acquire any ownership rights to the Company’s intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement. Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract. Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions. Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract. In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred.

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

The Company accounts for all elements under its database management and IT management arrangements as a single unit, since the initial setup activities performed under the arrangements may not have stand-alone value to the client and the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements. Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period. Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being whether the Company is the primary obligor in the arrangement. “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company evaluates its database management and IT management arrangements using the criteria in EITF 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 requires the Company to determine whether an arrangement contains a lease within a services arrangement and, if so, requires the lease component to be accounted for separately from the remaining components of the arrangement. In cases where database management or IT management arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly. These lease revenues are not significant to the Company’s consolidated financial statements.

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

MARCH 31, 2009, 2008 AND 2007

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Foreign Currency Translation -

The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of operations are translated at the weighted-average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Advertising Expense -

The Company expenses advertising costs as incurred. Advertising expense was approximately $10.7 million, $10.1 million and $9.2 million for the years ended March 31, 2009, 2008 and 2007, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

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

Earnings (Loss) per Share-

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	2009	2008	2007
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$ 37,504	$ (7,780)	$ 67,873
Denominator – weighted-average shares outstanding	77,892	79,123	82,564
Basic earnings (loss) per share	$ 0.48	$ (0.10)	$ 0.82
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$ 37,504	$ (7,780)	$ 67,873
Denominator:
Weighted-average shares outstanding	77,892	79,123	82,564
Dilutive effect of common stock options, warrants, and restrictive stock as computed under the treasury stock method	333	-	2,115
	78,225	79,123	84,679
Diluted earnings (loss) per share	$ 0.48	$ (0.10)	$ 0.80

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Due to the net loss incurred by the Company in fiscal 2008, the effect of options, warrants and restricted stock of 1.1 million shares was excluded from the earnings per share calculation for fiscal 2008 since the impact on the calculation was anti-dilutive. In addition options, warrants and restricted stock units to purchase shares of common stock that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2009	2008	2007
Number of shares outstanding under options, warrants and restricted stock units	10,773	7,903	3,590
Range of exercise prices for options and warrants	$10.66-$268.55	$13.24-$268.55	$24.24-$268.55

Share-Based Compensation-

The Company accounts for share-based compensation under the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award.

Share-based Compensation Plans-

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2009.

The Company’s equity compensation plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) pursuant to the plan with the terms and conditions applicable to an award set forth in applicable grant documents. In the future, the Company expects to grant restricted stock awards, stock options and performance-based awards.

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

Restricted stock units may be issued pursuant to the equity compensation plan and represent the right to receive shares in the future by way of an award agreement which includes vesting provisions. Award agreements can further provide for forfeitures triggered by certain prohibited activities, such as breach of confidentiality. All restricted stock units will be expensed over the vesting period as adjusted for estimated forfeitures. The vesting of some restricted stock units is subject to the Company’s achievement of certain performance criteria, as well as the individual remaining employed by the Company for a period of years.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Derivatives and Hedging-

The Company entered into an interest rate swap as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company assesses the effectiveness of the hedge based on the hypothetical derivative method. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. The change in the fair value of the perfect hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions. All of the fair values are derived from an interest-rate futures model. All changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of income. The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.

Restructuring-

The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB 100”), and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. Under SFAS No. 146, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under SFAS 112, the Company records employee termination benefits when the termination benefits are probable and can be estimated. The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

Classification of revenue and expense-

During fiscal 2009, the Company, under the leadership of its new CEO and President, reorganized the Company’s internal organization and, as a result, management reevaluated the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s CEO and President is the “chief operating decision maker” (“CODM”) as defined in SFAS 131. Based upon the review, management determined the Company has two reportable segments, reflecting how the new CODM reviews results in terms of allocating resources and assessing performance. The reportable segments are Information Services and Information Products. The Information Services segment represents the Company’s four services lines of business which have been aggregated into one reportable segment, and the Information Products segment represents three products lines of business which have been aggregated into one reportable segment. Prior period disclosures have been revised to reflect the change in reportable segments. See note 18 for further information.

During fiscal 2009, management also reviewed its classification of revenue and expense on its statement of operations. Previously, the Company reported services and data revenues. As a result of the current-year review, the Company is now reporting services and products revenues instead of services and data revenues, and certain background screening and risk mitigation revenues that were previously reported as services revenues have been reclassified to be included in products revenue along with data product revenue, with a corresponding reclassification of the related cost of revenue. For fiscal 2008 the change in classification results in a decrease of services revenue of $80.0 million and a corresponding increase in products revenue. For fiscal 2007, the change in classification results in a decrease of services revenue of $65.6 million and a corresponding increase in products revenue.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In addition, account management costs that were previously included in selling, general and administrative expense have been reclassified to cost of revenue. Classification of revenue and expense varies within the Company’s industry and management believes the new classification of revenue and expense more closely reflects the nature of these items, is consistent with the revised organizational structure, and will result in an improved financial statement presentation. Expenses for prior periods have been reclassified to conform to the current-year presentation. For fiscal 2008, the change in classification results in a decrease to selling, general and administrative expense of $42.5 million and a corresponding increase in cost of revenue. For fiscal 2007, the change in classification results in a decrease to selling, general and administrative expense of $37.3 million and a corresponding increase in cost of revenue. The reclassifications had no effect on net earnings.

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the years ended March 31, 2007, 2008 and 2009 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
March 31, 2006	$ 1,207	$ 1,743	$ 259	$ 3,209
Fiscal year 2007 restructuring plan amount	2,500	-	-	2,500
Payments	(1,414)	(232)	(115)	(1,761)
March 31, 2007	$ 2,293	$ 1,511	$ 144	$ 3,948
Fiscal year 2008 restructuring plan amount	17,850	26,509	570	44,929
Adjustments	157	(749)	(112)	(704)
Payments	(6,652)	(391)	(245)	(7,288)
March 31, 2008	$ 13,648	$ 26,880	$ 357	$ 40,885
Fiscal year 2009 restructuring plan amount	12,434	3,210	-	15,644
Adjustments	(1,246)	752	(39)	(533)
Payments	(16,603)	(6,910)	(318)	(23,831)
March 31, 2009	$ 8,233	$ 23,932	$ -	$ 32,165

The above balances are included in accrued expenses on the consolidated balance sheet.

Restructuring Plans

In fiscal 2009, the Company recorded a total of $42.3 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $12.4 million, lease accruals of $3.2 million, asset disposal and write-offs of $26.5 million and adjustments to the fiscal 2008 restructuring plan of $0.2 million. Included in the asset disposal was a $24.6 million loss incurred as a result of the Company terminating a software contract.

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe. Of the amount accrued, $6.4 million remained accrued as of March 31, 2009. These costs are expected to be paid out in 2010.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

2.        RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The lease accruals of $3.2 million were evaluated under SFAS 146, which governs exit costs. SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. On or before March 31, 2009, the Company ceased using certain leased office facilities. The Company intends to attempt to sublease those facilities to the extent possible. Under SFAS 146, the Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2012. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded. The remaining amount accrued at March 31, 2009 is $2.7 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated. Of the $19.3 million accrued, $1.5 million remained accrued as of March 31, 2009. These costs are expected to be paid out in fiscal 2010.

The lease accruals of $19.0 million were evaluated under SFAS 146, which governs exit costs. The remaining amount accrued at March 31, 2009 is $15.1 million. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

The contract accruals of $6.7 million were evaluated under SFAS 146 which requires that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms. Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts. The remaining amount accrued of $5.8 million is expected to be paid during fiscal 2010.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

2.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The other related costs of $0.5 million are primarily moving costs associated with the closing of the leased facilities referred to above.

In March 2007, the Company recorded a total of $2.5 million in restructuring charges included in gains, losses and other items in the consolidated statement of operations. The charges included $1.5 million in severance and other associate-related reserves for payments to be made to associates who were notified in March 2007 that they were to be involuntarily terminated and $0.3 million in fees paid to terminate contract workers. Separately, the Company recorded $0.7 million for contract termination fees to a former senior executive. At March 31, 2007, the total accrued costs were $1.6 million, which had all been paid by March 31, 2008.

During fiscal 2006, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The table above includes the portion of the above charges which are yet to be paid as of March 31, 2009. The remaining accrued costs of $0.7 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one continues through fiscal 2012.

Terminated Acquisition of the Company

On May 16, 2007, the Company announced it had entered into an agreement to be acquired by Silver Lake and ValueAct Capital, at a price of $27.10 per share plus the assumption of outstanding debt. On October 1, 2007, the Company announced that this transaction had been terminated. For fiscal 2008, the Company incurred transaction related expenses of $17.7 million which are included in gains, losses and other items. Per the terms of the merger termination agreement, which was signed October 1, 2007, Silver Lake and ValueAct were required to pay the Company a settlement fee of $65.0 million. This settlement fee was received on October 10, 2007 and recorded in gains, losses and other items in fiscal 2008.

Leased Asset Disposal

During the year ended March 31, 2008, the Company entered into agreements to dispose of two leased aircraft. Under the terms of the leases, the Company was required to make termination payments to the lessor and the lessor sold the assets and paid the proceeds to the Company. The Company has recorded $6.4 million expense in fiscal 2008 in gains, losses and other items, for the net payment to terminate these leases and dispose of the assets. During the year ended March 31, 2009, the Company recorded $0.1 million gain in gains, losses and other items to adjust the final net payment to terminate the second lease and dispose of the asset.

Retirement Payment

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board. According to the terms of the agreement, the Company paid $3.0 million. Subsequent to the selection of a successor, the Company is also paying the retired officer $0.5 million per year for consulting services for approximately three years. The successor officer was hired, effective February 4, 2008. The Company accrued the present value of the remaining payments under this contract as of March 31, 2008 because management did not intend to use the consulting services after March 31, 2008. The expense for this agreement is included in the associate-related accruals of $19.3 million referred to above. Accrued expenses includes $1.0 million still owed to the retired officer as of March 31, 2009 under this agreement.

Disposition of Operations in France

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations. Also, included in the gain calculation was a $1.3 million accrual for exit activities. An adjustment regarding the final calculated purchase price was recorded in fiscal 2009 resulting in an additional $2.1 million gain recorded on the sale. The annual revenue associated with the GIS operations was approximately $14 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

2.        RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Spain Closure

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs. During fiscal 2008 the Company reversed $2.4 million of the accrual, offset by $0.8 million in currency translation expenses. In fiscal 2009 $0.4 million in currency translation income was recorded. As of March 31, 2009, $0.5 million remained accrued for estimated data protection claims.

Collection of Hangar Note

During fiscal 2009, the Company collected a note receivable related to an aircraft storage facility. This note was not recognized by the Company previously since collectability of the note was not assured. During fiscal 2009, the debtor paid off the note in the amount of $1.0 million which was recorded in gains, losses and other items.

Sale of Building

During fiscal 2009, the Company sold a building that was no longer utilized for proceeds of $24.2 million resulting in a gain of $1.1 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2009	2008	2007
Terminated merger expense	$ -	$ 17,689	$ -
Merger termination fee	-	(65,000)	-
Retirement payment	-	3,000	-
Gain on disposition of operations in France (note 4)	(2,083)	(3,157)	-
Spain operation closure	(430)	(1,622)	6,622
Sale of building	(1,147)	-	-
Collection of hangar note	(1,004)	-	-
Leased airplane disposals	(110)	6,445	-
Legal contingency (note 11)	1,000	4,000	-
Restructuring plan charges and adjustments	42,340	75,147	2,500
Other	-	(150)	(225)
	$ 38,566	$ 36,352	$ 8,897

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

2.        RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Impairment

The Company reviews the recoverability of its capitalized costs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Due to a renegotiation of contracts with three different outsourcing customers during fiscal 2008 the Company performed a test for potential impairment of the related capitalized costs. The Company determined that the future cash flows relating to these renegotiated outsourcing contracts would not be sufficient to recover the costs that were capitalized. Based on these analyses, the Company recorded write-downs relating to the capitalized costs of these contracts. The combined $43.6 million charge is recorded in cost of operations in the accompanying consolidated statement of operations and in the Corporate segment for segment disclosures. The assets written down included $46.0 million in deferred costs, $0.1 million in property and equipment, $2.5 million in other assets and an accrual of $4.0 million, offset by $8.9 million in deferred revenue.

3.	ACQUISITIONS:

On November 7, 2008, the Company acquired the assets of Quinetia, LLC, a Rochester, New York-based provider of analytics and predictive modeling for large and medium size businesses. The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively retain and grow their customer base and optimize pricing. The Company paid $2.7 million, net of cash acquired, for the acquisition not including amounts, if any, paid pursuant to an earnout agreement. The earnout agreement allows for payment of up to $1.2 million if the acquired business achieves certain earnings before interest, tax, depreciation and amortization goals. Payments, if any, under the earnout agreement will be determined based on results in the target measurement periods ending March 31, 2009, 2010 and 2011. The first earnout payment of $0.2 million in fiscal 2009 has been added to the purchase price. The acquired business has annual revenues of approximately $3.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Quinetia’s results of operations are included in the Company’s consolidated results beginning November 7, 2008.

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

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”). The Company paid $9.0 million, of which $4.5 million was paid into two escrow accounts which are subject to escrow arrangements which will be finally resolved one year from the date of acquisition. Approximately $0.2 million of one of the escrow funds has been released to reimburse the Company for costs incurred. The ultimate purchase price paid to the seller is contingent upon satisfaction of certain post-closing conditions. The acquired business has annual revenue of approximately $16.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

3.        ACQUISITIONS (continued):

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

On March 27, 2007, the Company acquired Kefta, Inc., a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California. The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels. The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements. The first is a deferred cash compensation agreement that requires the Company to pay up to $1.5 million if three of Kefta’s key employees are retained by the Company for eight consecutive quarters following the acquisition. The second is an earnout agreement that allows for payment of up to $1.5 million if the acquired business achieves certain revenue goals. During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which has been treated as additional purchase price. The Company also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million during fiscal 2009. Payments under the original deferred compensation arrangement are treated partially as purchase price (57%) and partially as compensation expense (43%). Payments under the amended deferred compensation agreement are all treated as compensation expense. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007. Kefta’s total annual revenue at acquisition was approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc. The Company paid $9.5 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger, all of which has since been paid. The Company has omitted pro forma disclosure related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any of the periods presented. Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007. During the quarter ended March 31, 2008, the Company shut down the operations of Harbinger and recorded charges of $9.5 million in gains, losses and other items for the write-off of goodwill and other intangible assets. The Company also accrued $1.1 million of exit costs, primarily lease accruals discussed in note 2.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

3.        ACQUISITIONS (continued):

The following table shows the allocation of Quinetia, Alvion, Precision Marketing, MKTG, EchoTarget, Kefta, Harbinger, and Equitec purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	Quinetia	Alvion	Precision Marketing	MKTG	EchoTarget	Kefta	Harbinger	Equitec
Assets acquired:
Cash	$ 138	$ 368	$ -	$ -	$ 13	$ 75	$ 74	$ -
Goodwill	1,549	873	651	2,318	2,089	6,237	7,652	14,100
Other intangible assets	900	1,860	2,300	800	-	2,870	2,375	4,100
Other current and noncurrent assets	606	1,049	3,334	1,228	87	2,797	1,308	79
	3,193	4,150	6,285	4,346	2,189	11,979	11,409	18,279
Accounts payable, accrued expenses and capital leases assumed	191	150	1,629	689	32	1,323	559	-
Net assets acquired	3,002	4,000	4,656	3,657	2,157	10,656	10,850	18,279
Add:
Cash in escrow	-	-	4,344	-	-	-	-	-
Less:
Cash acquired	138	368	-	-	13	75	74	-
Common stock issued	-	-	-	-	-	-	-	3,610
Net cash paid	$ 2,864	$ 3,632	$ 9,000	$ 3,657	$ 2,144	$ 10,581	$ 10,776	$ 14,669

The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, and databases. Amortization lives for those intangibles range from two years to seven years. The following table shows the amortization activity of these intangible assets (dollars in thousands):

	2009	2008	2007
Database assets, gross	$ 10,040	$ 10,040	$ 10,040
Accumulated amortization	(10,040)	(9,751)	(8,790)
Net database assets	$ -	$ 289	$ 1,250

Developed technology assets, gross	$ 19,590	$ 18,100	$ 14,700
Accumulated amortization	(12,650)	(8,996)	(5,423)
Net developed technology assets	$ 6,940	$ 9,104	$ 9,277

Customer/trademark assets, gross	$ 28,165	$ 24,595	$ 22,813
Accumulated amortization	(16,586)	(12,600)	(7,066)
Net customer/trademark assets	$ 11,579	$ 11,995	$ 15,747

Total intangible assets, gross	$ 57,795	$ 52,735	$ 47,553
Total accumulated amortization	(39,276)	(31,347)	(21,279)
Net intangible assets	$ 18,519	$ 21,388	$ 26,274

Amortization expense	$ 7,929	$ 10,068	$ 9,033

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

3.        ACQUISITIONS (continued):

The following table shows a projection of amortization expense associated with the above assets for the next five years (dollars in thousands):

Year ending March 31,	Projected amortization expense
2010	$ 7,379
2011	4,941
2012	4,200
2013	1,669
2014	216
Thereafter	114

None of the amounts allocated to goodwill or other intangible assets for the EchoTarget, Kefta or Harbinger acquisitions are deductible for tax purposes. The amounts allocated to intangible assets and goodwill for the Quinetia, Alvion, Precision Marketing, MKTG and Equitec acquisitions are expected to be deductible.

4.	DIVESTITURES:

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France. The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million. The gain was net of $6.7 million in goodwill which was allocated to the disposed operations from the goodwill of the Information Products segment based on the relative fair value of the disposed operations to the international component of the Information Products segment. Also, included in the gain calculation was a $1.3 million accrual for exit activities. An adjustment regarding the final calculated purchase price was recorded during fiscal 2009 resulting in an additional $2.1 million gain recorded on the sale. The annual revenue associated with the GIS operations was approximately $14 million.

In fiscal 2007, the Company announced plans to shut down its operations in Spain. Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million in severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals. During fiscal 2008, the Company reversed $2.4 million of the accrual related to the governmental data protection claims, because most of those claims have been settled for less than the Company originally accrued. This reversal has been partially offset by $0.8 million in expense due to currency translation expenses, for a net credit recorded in gains, losses and other items for fiscal 2008 of $1.6 million. In fiscal 2009 $0.4 million in currency translation income was recorded. Related to the Spain closure, $0.5 million remains accrued at the end of fiscal 2009 for estimated data protection claims.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

4.        DIVESTITURES (continued):

The following table shows the balances that were accrued for the Spain closure as well as the changes in those balances during the years ended March 31, 2007 and 2008 (dollars in thousands):

Total
Fiscal 2007 charges	$ 5,558
Payments	(598)
March 31, 2007	$ 4,960
Adjustments	(2,309)
Payments	(2,358)
Change in foreign currency translation adjustment	672
March 31, 2008	$ 965
Payments	(373)
Change in foreign currency translation adjustment	(94)
March 31, 2009	$ 498

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2009	March 31, 2008
Current portion of unbilled and notes receivable	$ 1,730	$ 4,142
Prepaid expenses	31,313	21,682
Non-trade receivables	1,249	4,446
Assets of non-qualified retirement plan (note 15)	8,155	15,272
Escrowed cash	4,344	-
Other miscellaneous assets	82	103
Other current assets	$ 46,873	$ 45,645

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2009	March 31, 2008
Acquired intangible assets, net	$ 11,579	$ 11,995
Other miscellaneous noncurrent assets	3,992	4,749
Noncurrent portion of unbilled and notes receivable	3,367	5,877
Noncurrent assets	$ 18,938	$ 22,621

Unbilled and notes receivable are from the sales of software, services, data licenses and equipment, net of the current portions of such receivables.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

6.        GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent impairment test during the quarter ended December 31, 2008 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by business segment, for the years ended March 31, 2009, 2008 and 2007, and the changes in those balances are presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2007	$ 367,740	$ 154,306	$ 522,046
EchoTarget acquisition	2,089	-	2,089
MKTG acquisition	2,318	-	2,318
Sale of operations in France	-	(6,652)	(6,652)
Harbinger purchase adjustment	-	(2,333)	(2,333)
Shut-down of Harbinger	-	(7,652)	(7,652)
Deferred consideration and other fees	1,243	1,000	2,243
Reversal of acquired deferred tax valuation allowance	(33,863)	(5,117)	(38,980)
Purchase adjustments	(1,771)	(2,004)	(3,775)
Change in foreign currency translation adjustment	4,648	10,844	15,492
Balance at March 31, 2008	$ 342,404	$ 142,392	$ 484,796
Acquisition of Quinetia	1,549	-	1,549
Acquisition of Alvion	-	873	873
Acquisition of Precision Marketing	651	-	651
Reversal of acquired deferred tax valuation allowance	(1,578)	(8,939)	(10,517)
Purchase adjustments	147	-	147
Change in foreign currency translation adjustment	(6,767)	(15,788)	(22,555)
Balance at March 31, 2009	$ 336,406	$ 118,538	$ 454,944

7.	SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $21.1 million for fiscal 2009, $19.3 million for fiscal 2008, and $19.1 million for fiscal 2007 and amortization of purchased software licenses of $27.2 million, $35.9 million and $45.0 million in 2009, 2008 and 2007, respectively. Additionally, research and development costs of $19.4 million, $19.8 million and $19.1 million were charged to cost of revenue during 2009, 2008 and 2007, respectively. Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

8.        PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2009	March 31, 2008
Land	$ 6,737	$ 16,715
Buildings and improvements	216,605	222,756
Data processing equipment	462,764	462,327
Office furniture and other equipment	59,893	63,248
	745,999	765,046
Less accumulated depreciation and amortization	531,410	498,777
	$ 214,589	$ 266,269

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $69.4 million, $95.4 million and $99.8 million for the years ended March 31, 2009, 2008 and 2007, respectively.

9.	LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	March 31, 2009	March 31, 2008
Term loan credit agreement	$ 490,500	$ 511,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	46,646	76,598
Warrants	1,492	1,542
Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	12,423	18,117
Data license agreement, effective interest rate 6%	2,934	10,499
Other debt and long-term liabilities	24,244	26,811
Total long-term debt and capital leases	578,239	644,567
Less current installments	40,967	69,259
Long-term debt, excluding current installments	$ 537,272	$ 575,308

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

9.        LONG-TERM DEBT (continued):

On September 15, 2006, the Company borrowed the entire amount of the term loan. Term loan proceeds were used to purchase shares of the Company’s common stock pursuant to the terms of its “Dutch auction” self-tender offer for approximately $278 million (see note 12), to pay certain fees of approximately $6.4 million related to entering into the credit agreement and to pay off an existing revolving loan of approximately $267 million. The remainder of the term loan proceeds was used to retire additional debt or for general corporate purposes. In addition to the quarterly $1.5 million principal installments, the Company paid $14.5 million in principal in fiscal 2009 and $30.0 million in fiscal 2008. The Company expensed $0.1 million in fiscal 2009 and $0.3 million in fiscal 2008 of deferred costs related to the early payments.

Revolving credit facility borrowings currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the Federal Funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at March 31, 2009 or 2008. The weighted average interest rate on term loan borrowings outstanding at March 31, 2009 was 3.1%. Outstanding letters of credit at March 31, 2009 were $4.3 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At March 31, 2009, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the credit agreement limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional restrictions in certain circumstances).

On October 20, 2008, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% which when combined with a 1.75% credit spread equals a total rate of 5.00% on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount. The LIBOR rate as of March 31, 2009 was 1.19%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company assesses the effectiveness of the hedge based on the hypothetical derivative method. There was no ineffectiveness for the period ended March 31, 2009. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. The change in the fair value of the perfect hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions. All of the fair values are derived from an interest-rate futures model. As of March 31, 2009, the hedge relationship qualified as an effective hedge under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of operations. The fair market value of the derivative was zero at inception and an unrealized loss of $4.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities (See note 17). The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity. The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2009.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2009 are as follows (in thousands):

Year ending March 31,
2010	$ 40,967
2011	31,863
2012	309,103
2013	179,008
2014	1,052
Thereafter	16,246
$ 578,239

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

10.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2007:
Allowance for doubtful accounts, returns and credits	$ 8,495	$ 1,946	$ 629	$ (2,755)	$ 8,315
2008:
Allowance for doubtful accounts, returns and credits	$ 8,315	$ 2,283	$ 746	$ (1,333)	$ 10,011
2009:
Allowance for doubtful accounts, returns and credits	$ 10,011	$ 4,068	$ (1,253)	$ (2,788)	$ 10,038

Included in other changes are allowance accounts acquired in connection with business combinations, disposals, and the effects of exchange rates.

11.	COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has agreed to settle the case and is seeking preliminary approval by the court. The process of obtaining final approval of the settlement is expected to take several months. Acxiom has accrued $5.0 million for the settlement and ancillary costs to obtain final approval. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007. Both Taylor cases were dismissed by the District Court and are now on appeal.

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office. During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued. As of March 31, 2009 the Company has a remaining accrual for this matter of $0.5 million.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

11.      COMMITMENTS AND CONTINGENCIES (continued):

The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses. Additionally, the Company has entered into synthetic operating leases for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under generally accepted accounting principles and are treated as capital leases for income tax reporting purposes. Initial lease terms under the synthetic computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial lease to return the equipment, purchase the equipment at a fixed price, or extend the term of the lease.

The Company has a future commitment for synthetic lease payments of $4.2 million over the next two years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $3.1 million at March 31, 2009.

Total rental expense on operating leases and software licenses, including the synthetic lease facilities, was $45.5 million, $55.6 million and $50.8 million for the years ended March 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under all noncancellable operating leases and software licenses, including the synthetic lease facilities, for the five years ending March 31, 2014, are as follows: 2010, $26.0 million; 2011, $17.4 million; 2012, $14.7 million; 2013, $11.5 million; and 2014, $8.8 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At March 31, 2009 the Company’s maximum potential future payments under all of these guarantees of third-party indebtedness were $2.6 million.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

12.      STOCKHOLDERS’ EQUITY (continued):

As discussed below, the Company has issued warrants to purchase shares of its common stock. The following table shows outstanding warrants as of March 31, 2009:

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

In conjunction with the acquisition of ChinaLOOP in fiscal 2005, the Company issued a warrant to purchase 100,000 shares of its common stock. The exercise price for the warrant is $15 per share and the warrant may be exercised until October 24, 2014. The warrant also contains a put feature, which gives the holder the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise is less than $30 per share. The put feature can only be exercised on or after November 1, 2009, and can only be exercised concurrently with the exercise of the warrant. If the warrant and the put feature were both exercised as of March 31, 2009, the put feature would require the Company to issue an additional 202,703 shares.

The fair value of the warrant upon issuance was determined to be $1.8 million. Due to the terms of the instrument and the fact that the warrant and put are to be settled by issuance of a variable number of shares, the fair value of the warrant is recorded as a liability, included in long-term debt (see note 9) and the fair value will be adjusted at each balance sheet date to its current fair value. At March 31, 2009, the fair value of the warrant was $1.5 million. The change in the warrant value is recorded in other, net in the accompanying consolidated statement of operations as income of $0.1 million in 2009, expense of $0.1 million in 2008 and income of $0.3 million in 2007. In general, the value of the warrant will increase as the stock price increases and decrease as the stock price decreases. Other factors that influence the fair value of the warrant include the remaining term, the risk-free interest rate, the volatility of the Company’s stock, and the Company’s dividend rate. If the warrant is exercised, the recorded value will be transferred to equity.

On November 7, 2008, the board instituted the current stock repurchase program for a twelve-month period and authorized repurchases of a maximum of $50 million. During the fiscal year ended March 31, 2009, the Company repurchased 0.3 million shares for $2.1 million. During the fiscal year ended March 31, 2008, the Company repurchased 4.2 million shares for $50.6 million. Cash paid for repurchases differs from the aggregate purchase price due to trades made at the end of the period which were settled in the following period.

The Company paid dividends on its common stock in the amount of $0.12 per share in fiscal 2009, $0.12 per share in fiscal 2008 and $0.22 per share in fiscal 2007.

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option price of qualified options will be at or above the fair market value of the common stock at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At March 31, 2009, there were a total of 6.2 million shares available for future grants under the plans.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

12.      STOCKHOLDERS’ EQUITY (continued):

The per-share weighted-average fair value of stock options granted during 2009 was $4.37 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.6%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 37%. The per-share weighted-average fair value of stock options granted during 2008 was $4.09 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 4.3%; expected option life of 5.8 years and expected volatility of 26%. The per-share weighted-average fair value of stock options granted during 2007 was $9.45 on the date of grant using a lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.0%; risk-free interest rate of 4.6%; expected option life of 8.7 years and expected volatility of 25%.

Total expense related to stock options was approximately $2.2 million for fiscal 2009, $3.2 million for fiscal 2008 and $1.5 million for 2007. Future expense for these options is expected to be approximately $6.9 million in total over the next four years.

Activity in stock options was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2008	10,745,650	$ 21.32
Granted	719,126
Exercised	(81,470)			$ 43
Forfeited or cancelled	(969,213)
Outstanding at March 31, 2009	10,414,093	$ 20.83	6.86	$ 66
Exercisable at March 31, 2009	8,872,131	$ 21.82	6.50	$ 66

The aggregate intrinsic value for options exercised in fiscal 2007 was $12.8 million, for fiscal 2008 was $0.3 million and for fiscal 2009 was $43 thousand. The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2009. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding as of March 31, 2009:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 1.38 - $ 9.62	136,048	6.48 years	$ 7.72	96,048	$ 7.13
$ 10.17 - $ 14.68	2,468,730	8.03 years	$ 12.41	1,498,018	$ 12.16
$ 15.00 - $ 19.82	2,544,394	6.86 years	$ 16.47	2,225,644	$ 16.58
$ 20.12 - $ 24.53	2,729,674	7.14 years	$ 22.92	2,629,674	$ 22.84
$ 25.00 - $ 29.30	1,431,332	5.74 years	$ 26.80	1,318,832	$ 26.73
$ 30.93 - $ 39.12	813,545	4.99 years	$ 35.70	813,545	$ 35.70
$ 40.50 - $ 75.55	287,640	5.33 years	$ 44.53	287,640	$ 44.53
$168.61 - $268.55	2,730	0.89 years	$ 213.46	2,730	$ 213.46
	10,414,093	6.86 years	$ 20.83	8,872,131	$ 21.82

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

12.      STOCKHOLDERS’ EQUITY (continued):

Restricted Stock Unit Activity

Non-vested restricted stock units and changes during the year ended March 31, 2009 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2008	1,124,936	$ 15.55	3.37
Granted	861,532	$ 12.90
Vested	(332,969)	$ 16.54
Forfeited or cancelled	(154,029)	$ 14.13
Outstanding at March 31, 2009	1,499,470	$ 13.83	2.49

During fiscal 2007, the Company issued restricted stock units covering 454,250 shares of common stock with a value at the date of grant of $10.9 million. During fiscal 2008, the Company issued restricted stock units covering 826,365 shares of common stock with a value at the date of grant of $10.3 million. During fiscal 2009, the Company issued restricted stock units covering 861,532 shares of common stock with a value at the date of grant of $11.1 million. The value at the date of grant is determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the restricted shares do not pay dividends until they are vested. Of the 1,499,470 restricted units outstanding, 961,602 vest in equal annual increments over four years. The remaining 537,868 restricted stock units vest subject to 1) the Company’s achievement of certain performance criteria and 2) the individual remaining employed by the Company for three years from the date of grant. If both criteria are met the units vest after three years. The expense related to restricted stock was $6.9 million in fiscal 2009, $4.8 million in fiscal 2008 and $1.7 million in fiscal 2007. Future expense for these restricted stock units is expected to be approximately $8.1 million in fiscal 2010, $5.9 million in fiscal 2011, $2.6 million in fiscal 2012, and $0.1 million in fiscal 2013.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at 85% of the market price. The number of shares available for issuance at March 31, 2009 was approximately 1.2 million. Approximately 710,333 shares were purchased under the ESPP during the combined fiscal years 2009, 2008, and 2007. The total expense to the Company for the year ended March 31, 2009, 2008 and 2007 for the discount to the market price was approximately $0.5 million, $0.6 million and $0.7 million, respectively.

13.	INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2009	2008	2007
Income from operations	$ 24,710	$ (1,981)	$ 45,573
Stockholders’ equity:
Tax benefit of stock options, warrants and restricted stock	(34)	(5,513)	(4,142)
	$ 24,676	$ (7,494)	$ 41,431

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

13.      INCOME TAXES (continued):

Income tax expense (benefit) attributable to earnings from operations consists of (dollars in thousands):

	2009	2008	2007
Current:
U.S. Federal	$ 6,039	$ (4,395)	$ 26,984
Non-U.S.	20	3,055	520
State	2,228	1,494	3,700
	8,287	154	31,204
Deferred:
U.S. Federal	15,938	(7,290)	7,040
Non-U.S.	(286)	4,843	3,066
State	771	312	4,263
	16,423	(2,135)	14,369
Total	$ 24,710	$ (1,981)	$ 45,573

Deferred income tax expense for 2009, 2008 and 2007 includes expense of $3.1 million, $18.3 million, and $5.5 million, respectively, resulting from utilization of acquired deferred tax assets on which full valuation allowances existed and that resulted in reductions in goodwill (see note 6). In 2009, the Company reversed valuation allowances previously recorded for certain deferred tax assets, resulting in a deferred tax benefit of $2.1 million. In addition, in fiscal 2009 and 2008, the Company reversed valuation allowances previously recorded for deferred tax assets on certain acquired companies, resulting in an additional $7.4 million and $20.7 million reduction in goodwill, respectively.

Earnings (loss) before income tax attributable to U.S. and non-U.S. operations consist of (dollars in thousands):

	2009	2008	2007
U.S.	$ 63,197	$ (15,504)	$ 108,991
Non-U.S.	(983)	5,743	4,455
Total	$ 62,214	$ (9,761)	$ 113,446

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

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands):

	2009	2008	2007
Computed expected tax expense (benefit)	$ 21,775	$ (3,416)	$ 39,706
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1,949	1,174	5,176
Reserves for tax items	384	460	4,520
Research, experimentation and other tax credits	-	(889)	(2,885)
Permanent differences between book and tax expense	(4,474)	(1,097)	208
Non-U.S. subsidiaries taxed at other than 35%	6,684	4,787	(235)
Benefit from reduction in valuation reserves	(2,144)	-	-
Other, net	536	(3,000)	(917)
	$ 24,710	$ (1,981)	$ 45,573

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

13.      INCOME TAXES (continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2009 and 2008 are presented below. In accordance with APB Opinion 23, “Accounting for Income Taxes-Special Areas,” the Company has not recognized deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country. As of March 31, 2009 the respective parent companies have $44.7 million excess financial statement carrying value over tax basis. Such excess is a taxable temporary difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” and would become taxable in the respective parent’s country in the event of a distribution of the subsidiary’s earnings or a disposition of its shares. Calculation of the deferred income tax related to this taxable temporary difference is not practicable.

(dollars in thousands)	2009	2008
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$ 23,284	$ 22,659
Revenue recognized for tax purposes in excess of revenue for financial reporting purposes	21,128	23,712
Investments, principally due to differences in basis for tax and financial reporting purposes	1,877	3,157
Property and equipment, principally due to differences in depreciation	9,680	15,736
Net operating loss and tax credit carryforwards	59,921	74,682
Other	11,995	11,164
Total deferred tax assets	127,885	151,110
Less valuation allowance	34,002	44,751
Net deferred tax assets	93,883	106,359
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$ (65,797)	$ (65,709)
Capitalized and purchased software differences	(40,971)	(47,868)
Total deferred tax liabilities	(106,768)	(113,577)
Net deferred tax liability	$ (12,885)	$ (7,218)

At March 31, 2009, the Company has net operating loss carryforwards of approximately $45.5 million and $63.0 million for federal and state income tax purposes, respectively. Of these net operating losses, $45.5 million for federal and $35.8 million for state income tax purposes relate to subsidiaries acquired during fiscal years ended March 31, 2005 and March 31, 2006. The Company also has federal and state income tax credit carryforwards of approximately $1.7 million. Of these credits, $0.3 million relate to subsidiaries acquired during the fiscal year ended March 31, 2006. These net operating loss and income tax credit carryforwards expire in various amounts from 2010 through 2028.

The Company has foreign net operating loss carryforwards of approximately $119.6 million, including approximately $46.1 million related to acquisitions during fiscal 2004 and 2005. Of the $119.6 million, $114.9 million do not have expiration dates. The remainder expires in various amounts through 2014.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S, management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences. The Company has established valuation allowances against $53.2 million of loss carryforwards in the states where activity does not support the deferred tax asset.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

13.      INCOME TAXES (continued):

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of certain foreign carryforwards and has established valuation allowances for substantial portions of its foreign deferred assets. The goodwill recorded related to the purchase of certain non-U.S. based subsidiaries includes valuation allowances recorded against their deferred tax assets because these companies had not yet demonstrated consistent and/or sustainable profitability. At March 31, 2009, based on earnings in France in recent years and expectations of future earnings, the valuation allowance related to France was reduced by approximately $9.5 million, because management believes it is more likely than not the Company will realize tax benefits of that amount. In making this determination, the Company analyzed its recent history of earnings in France, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and cumulative earnings for prior years. Prior to 2009, the Company had utilized a portion of these net operating losses to offset taxable income. However, at that time the Company could not sustain a conclusion that it was more likely than not that the Company would realize any additional benefit from the net operating losses and therefore had continued to maintain a valuation allowance against the full amount of the deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting treatment for uncertain tax positions. FIN 48 prescribes recognition and measurement guidance and requires that the Company assess whether the benefits of tax positions taken are more likely than not of being sustained under tax audits. The Company adopted the provisions of FIN 48 effective April 1, 2007. Prior to adoption, the Company accounted for uncertain tax positions under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), whereby it recorded liabilities associated with tax uncertainties when the likelihood of occurrence was probable and the Company was able to reasonably estimate the liability. As a result of this adoption, the Company recognized a decrease in noncurrent deferred tax liabilities of $4.5 million with a corresponding increase to other long-term liabilities. As a result of its adoption of FIN 48, the Company made no adjustments to retained earnings.

The following table sets forth changes in the total gross unrecognized tax benefit liabilities, including accrued interest, for the years ended March 31, 2009 and 2008. The entire liability, if recognized, would reduce the Company’s effective income tax rate in future periods.

(dollars in thousands)	2009	2008
Balance at beginning of period	$ 4,980	$ 4,520
Additions based on tax positions related to the current year	-	889
Additions based on tax positions taken in prior years	384	291
Reductions due to settlements	-	(720)
Balance at end of period included in other liabilities	$ 5,364	$ 4,980

The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the fiscal year ended March 31, 2009, the Company recognized $0.4 million of tax-related interest expense and penalties and had $0.7 million of accrued interest and penalties at March 31, 2009.

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

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

14.      RELATED PARTY TRANSACTIONS:

The Company leased an aircraft from a business owned by a former officer and director. Rent expense under this lease was approximately $0.9 million for the years ended March 31, 2008 and 2007. The lease has been terminated .

The Company paid $0.6 million in fiscal 2007 in NASCAR sponsorship fees to a company which was partially owned by the son of a former officer of the Company until January 2004. Since January 2004, neither the former officer nor his son has an ownership interest in the sponsored company. However, the sponsored company has other ongoing business relationships with both the officer and his son. In return for the sponsorship, the Company received publicity for the Acxiom brand and hospitality facilities for customers at race events.

The Company has an agreement to sell Acxiom products and services to a company whose majority shareholder is a family member of a former officer and director of the Company. Under the agreement the Company received revenues of approximately $2.6 million in fiscal 2008 and $2.2 million in fiscal 2007. The accounts receivable balance was approximately $0.9 million at March 31, 2008.

15.	RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees. The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain highly-compensated employees. The Company matches 50% of the first 6% of employees’ annual aggregate contributions to both plans and may contribute additional amounts to the plans from the Company’s earnings at the discretion of the board of directors. Company contributions for the above plans amounted to approximately $7.5 million, $8.2 million and $7.6 million in fiscal years 2009, 2008 and 2007, respectively. Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $8.2 million and $15.3 million at March 31, 2009 and 2008, respectively.

The Company has two small defined benefit pension plans covering certain European employees. The projected benefit obligation was $2.2 million as of March 31, 2009 and $2.6 million as of March 31, 2008. The accumulated benefit obligation was $1.7 million as of March 31, 2009 and $2.1 million as of March 31, 2008. The accumulated benefit obligation (ABO) differs from the projected benefit obligation (PBO) in that the ABO includes no assumption about future compensation levels.

The fair value of the plan assets was $0.9 million as of March 31, 2009 and $1.7 million as of March 31, 2008. The excess of benefit obligations over plan assets was $1.3 million at March 31, 2009 and $0.9 million at March 31, 2008. Net benefit cost recognized was $0.2 million for fiscal 2009, 2008 and 2007. The Company expects to be required to make contributions to the plans of $0.7 million in 2010.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

16.      FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area for the years 2009, 2008 and 2007 (dollars in thousands):

Revenue

	2009	2008	2007
United States	$ 1,096,022	$ 1,175,032	$ 1,191,754
Foreign
United Kingdom	$ 94,489	$ 112,313	$ 105,941
France	25,753	33,566	34,551
Germany	23,466	25,868	26,695
Spain	-	-	2,011
Portugal	1,630	1,567	1,309
Poland	3,758	4,102	2,996
The Netherlands	8,962	11,518	10,615
Australia	14,468	14,423	11,031
China	8,025	5,690	3,608
All Foreign	$ 180,551	$ 209,047	$ 198,757
	$ 1,276,573	$ 1,384,079	$ 1,390,511

Long-lived assets excluding financial instruments

	2009	2008
United States	$ 738,712	$ 877,900
Foreign
United Kingdom	$ 61,307	$ 72,951
France	39,257	47,170
Germany	28,692	38,781
Portugal	1,494	1,646
Poland	2,435	2,445
The Netherlands	16,887	20,661
Australia	9,343	12,361
China	6,776	7,004
All Foreign	$ 166,191	$ 203,019
	$ 904,903	$ 1,080,919

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 2009, the estimated fair value of long-term debt approximates its carrying value.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued):

Derivative instruments included in other liabilities—The carrying value is adjusted to fair value through other comprehensive income at each balance sheet date. The fair value is determined from an interest-rate futures model (See note 9).

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

The following table presents the balances of assets and liabilities measured at fair value as of March 31, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$ 8,155	$ -	$ -	$ 8,155
Total assets	$ 8,155	$ -	$ -	$ 8,155

Liabilities:
Other current liabilities	$ 8,155	$ -	$ -	$ 8,155
Other non current liabilities	-	3,956	-	3,956
Long-term debt	-	1,492	-	1,492
Total liabilities	$ 8,155	$ 5,448	$ -	$ 13,603

As permitted by FSP 157-2, the Company elected to defer the fair value measurement disclosure of nonfinancial assets including goodwill, long-lived assets and intangible assets valued at fair value after the determination of impairment under SFAS No. 142 or SFAS No. 144, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

18.      SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. In the beginning of the current fiscal year, the Company realigned its business segments as a result of an internal reorganization. The Company’s new business segments consist of Information Services and Information Products. The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI) and Marketing Services, Digital Marketing Services, Infrastructure Management Services and Consulting Services. The Information Products segment is comprised of the Company’s global Information Products line of business and the U.S. Background Screening Products and Risk Mitigation Products lines of business. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items. Because segment operating income excludes certain gains, losses and other items this measure is considered a non-GAAP financial measure, which is not a financial measure calculated in accordance with generally accepted accounting principles. Management believes segment operating income is a helpful measure in evaluating performance of the business segments. While management considers segment operating income to be a helpful measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, measures of financial performance prepared in accordance with GAAP presented elsewhere in the financial statements. In addition, the Company’s calculation of segment operating income may be different from measures used by other companies and therefore comparability may be affected. The gains, losses and other items which are excluded from segment operating income are included in Corporate and other in the table below. Amounts excluded from Information Services were $30.7 million in 2009, $28.0 million in 2008 and $1.6 million in 2007. Amounts excluded from Information Products were $8.4 million in 2009, $22.4 million in 2008 and $6.7 million in 2007.

The Company has revised its segment information from fiscal 2008 and 2007 to reflect its realigned business segments. The following tables present information by business segment (dollars in thousands):

	2009	2008	2007
Revenue:
Information services	$ 920,262	$ 969,771	$ 990,842
Information products	356,311	414,308	399,669
Total revenue	$ 1,276,573	$ 1,384,079	$ 1,390,511

Income from operations:
Information services	$ 166,416	$ 115,988	$ 197,940
Information products	34,185	45,743	47,748
Corporate and other	(107,740)	(121,485)	(91,543)
Income from operations	$ 92,861	$ 40,246	$ 154,145

Depreciation and amortization:
Information services	$ 144,110	$ 234,487	$ 202,627
Information products	47,220	51,171	22,699
Corporate and other	7,354	8,407	4,240
Depreciation and amortization	$ 198,684	$ 294,065	$ 229,566

Total assets:
Information services	$ 887,202	$ 1,013,916
Information products	237,072	236,772
Corporate and other	243,069	221,167
Total assets	$ 1,367,343	$ 1,471,855

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

19.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

	Quarter ended June 30, 2008	Quarter ended September 30, 2008	Quarter ended December 31, 2008	Quarter ended March 31, 2009
Revenue	$ 331,073	$ 328,935	$ 321,056	$ 295,509
Gross profit	74,495	70,911	77,136	78,845
Income from operations	25,558	34,293	(8,599)	41,609
Net earnings (loss)	10,650	15,853	(11,449)	22,450
Basic earnings (loss) per share	0.14	0.20	(0.15)	0.29
Diluted earnings (loss ) per share	0.14	0.20	(0.15)	0.29

	Quarter ended June 30, 2007	Quarter ended September 30, 2007	Quarter ended December 31, 2007	Quarter ended March 31, 2008
Revenue	$ 334,669	$ 348,854	$ 350,759	$ 349,797
Gross profit	58,064	70,719	80,009	45,057
Income from operations	639	18,185	97,380	(75,958)
Net earnings (loss)	(13,690)	9,195	55,000	(58,284)
Basic earnings (loss) per share	(0.17)	0.11	0.69	(0.76)
Diluted earnings (loss ) per share	(0.17)	0.11	0.69	(0.76)

In the fourth quarter of fiscal 2009 the Company recorded income of $1.7 million in gains, losses and other items in the consolidated statement of operations. The reduction of expense was primarily related to adjustments related to the restructuring charges that were recorded in the third quarter of fiscal 2009.

In the third quarter of fiscal 2009 the Company recorded $43.2 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense included severance and other associate-related payments of $13.4 million, lease accruals of $3.1 million, and asset disposal and write-offs of $26.5 million. In addition, the Company recorded expense of $1.2 million in adjustments to restructuring charges from the prior year, and a gain of $1.1 million on the disposition of GIS.

In the second quarter of fiscal 2009 the Company recorded $2.4 million of gains in gains, losses and other items in the consolidated statement of operations, including $1.1 million for the sale of a building and $1.3 million in adjustments to restructuring plans and previous disposals.

In the first quarter of fiscal 2009 the Company recorded $0.5 million of net gains in gains, losses and other items consisting of a $1.0 million gain on collection of a previously unrecognized note, and other adjustments to previous restructuring plans and disposals. The Company also recorded a gain of $1.1 million on a joint venture in other, net.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009, 2008 AND 2007

19.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (continued):

In the fourth quarter of fiscal 2008, the Company recorded a total of $69.2 million of expense in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations. The expense includes severance and other associate-related payments of $13.4 million, lease accruals of $19.1 million, contract accruals of $6.7 million, asset disposal and write-offs of $29.6 million, and other related costs of $0.4 million. Additional expenses included in gains, losses and other items include $4.0 million for a legal contingency and $3.9 million for the disposal of a leased aircraft, which is offset by a $2.1 million gain for the reversal of a legal contingency accrual related to the disposition of operations in Spain and $0.6 million of adjustments to the gain on the disposition of operations in France.

In the third quarter of fiscal 2008, the Company recorded a total of $63.5 million of gains in gains, losses and other items, which included a $65.0 million gain for the merger termination, a gain of $2.5 million for the disposition of operations in France and a gain for a bankruptcy recovery of $0.2 million. These gains were offset by expense of $3.0 million for an executive retirement payment, $0.3 million in terminated merger expense, $0.1 million in loss on Spain divestiture and $0.8 million of adjustments to prior period restructuring.

In the second quarter of fiscal 2008, the Company recorded a total of $9.9 million of expense in gains, losses and other items which includes $5.2 million of expense in restructuring charges and adjustments for severance and other associate-related payments. Also included in gains, losses and other items were $2.2 million in terminated merger expense, $2.3 million of expense on disposal of leased aircraft and $0.2 million of expense in loss on Spain divestiture.

In the first quarter of fiscal 2008, the Company recorded a total of $15.4 million of expense in gains, losses and other items which includes $0.2 million in adjustments for severance and other associate-related payments related to the fourth quarter 2007 restructuring event. Also included in gains, losses and other items were $15.1 million in terminated merger expense and $0.1 million in loss on Spain divestiture.

Also during fiscal 2008, the Company recorded charges in cost of operations related to impairments of capitalized costs of $5.2 million in the first quarter, $4.4 million in the second quarter, and $34.0 million in the fourth quarter. The Company also recorded a charge in Other, net of $2.7 million for an investment impairment in the fourth quarter.