Form 10-Q
period 2009-06-30
ACXIOM CORP
filed 2009-08-07
CIK 733269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes ☐	No ☒

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 5, 2009 was 78,897,898.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

June 30, 2009

Part I.	Financial Information	Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

as of June 30, 2009 and March 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations

for the Three Months ended June 30, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

for the Three Months ended June 30, 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows

for the Three Months ended June 30, 2009 and 2008 (Unaudited)	6-7
Notes to Condensed Consolidated Financial Statements	8-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	27
Item 4.	Controls and Procedures	27

Part II.	Other Information
Item 1.	Legal Proceedings	28
Item 6.	Exhibits	28

Signature	29

PART I. FINANCIAL INFORMATION

Item 1. Financials Statements

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)
	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 167,670	$ 177,166
Trade accounts receivable, net	189,980	184,814
Deferred income taxes	45,698	45,641
Refundable income taxes	-	4,579
Other current assets	52,678	46,873
Total current assets	456,026	459,073
Property and equipment, net of accumulated depreciation and amortization	212,639	214,589
Software, net of accumulated amortization	49,301	52,798
Goodwill	465,003	454,944
Purchased software licenses, net of accumulated amortization	59,283	65,341
Deferred costs, net	67,799	70,343
Data acquisition costs, net	30,835	31,317
Other assets, net	16,466	18,938
	$ 1,357,352	$ 1,367,343
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 34,985	$ 40,967
Trade accounts payable	27,284	27,701
Accrued expenses:
Payroll	22,671	44,823
Other	82,715	86,072
Deferred revenue	55,099	54,991
Income taxes	607	-
Total current liabilities	223,361	254,554
Long-term debt	533,470	537,272
Deferred income taxes	60,983	58,526
Other liabilities	8,765	9,321
Commitments and contingencies
Stockholders' equity:
Common stock	11,611	11,576
Additional paid-in capital	804,874	800,094
Retained earnings	446,144	441,950
Accumulated other comprehensive income (loss)	7,856	(6,238)
Treasury stock, at cost	(739,712)	(739,712)
Total stockholders' equity	530,773	507,670
	$ 1,357,352	$ 1,367,343
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share amounts)
	For the Three Months ended June 30
	2009	2008
Revenue:
Services	$ 199,326	$ 236,695
Products	56,655	94,378
Total revenue	255,981	331,073
Operating costs and expenses:
Cost of revenue
Services	159,576	178,861
Products	45,919	77,717
Total cost of revenue	205,495	256,578
Selling, general and administrative	37,643	49,482
Gains, losses and other items, net	347	(545)
Total operating costs and expenses	243,485	305,515
Income from operations	12,496	25,558
Other income (expense):
Interest expense	(5,505)	(9,459)
Other, net	(118)	1,359
Total other income (expense)	(5,623)	(8,100)
Earnings before income taxes	6,873	17,458
Income taxes	2,679	6,808
Net earnings	$ 4,194	$ 10,650

Earnings per share:
Basic	$ 0.05	$ 0.14
Diluted	$ 0.05	$ 0.14

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME THREE MONTHS ENDED JUNE 30, 2009 (Unaudited) (Dollars in thousands)
Common Stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income	Retained earnings	comprehensive income	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2009	115,756,876	$ 11,576	$ 800,094		$ 441,950	$ (6,238)	(37,224,867)	$ (739,712)	$ 507,670
Employee stock awards, benefit plans and other issuances	283,555	28	2,399	$ -	-	-	-	-	2,427
Restricted stock units vested	69,376	7	(7)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	2,388	-	-	-	-	-	2,388
Comprehensive income
Foreign currency translation	-	-	-	13,572	-	13,572	-	-	13,572
Unrealized gain on interest rate swap, net of tax	-	-	-	636	-	636	-	-	636
Unrealized loss on marketable securities, net of tax	-	-	-	(114)	-	(114)	-	-	(114)
Net earnings	-	-	-	4,194	4,194	-	-	-	4,194
Total comprehensive income				$18,288
Balances at June 30, 2009	116,109,807	$11,611	$804,874		$446,144	$7,856	(37,224,867)	$(739,712)	$530,773

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	For the Three Months ended June 30
	2009	2008
Cash flows from operating activities:
Net earnings	$ 4,194	$ 10,650
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,595	53,893
Gain on disposal of assets, net	(2)	(2,111)
Deferred income taxes	2,496	2,715
Non-cash share-based compensation expense	2,388	2,604
Changes in operating assets and liabilities:
Accounts receivable, net	(4,335)	(16,258)
Deferred costs	(906)	(616)
Other assets	4,651	9,376
Accounts payable and other liabilities	(32,015)	(31,296)
Deferred revenue	(900)	(484)
Net cash provided by operating activities	16,166	28,473
Cash flows from investing activities:
Payments received from investments	-	2,494
Capitalized software development costs	(2,384)	(5,011)
Capital expenditures	(7,431)	(5,706)
Cash collected from the sale and license of software	-	2,000
Data acquisition costs	(5,777)	(8,622)
Net cash paid in acquisitions	-	(35)
Net cash used in investing activities	(15,592)	(14,880)
Cash flows from financing activities:
Payments of debt	(13,724)	(23,304)
Dividends paid	-	(4,649)
Sale of common stock	2,427	3,273
Income tax benefit of stock options, warrants and restricted stock	-	60
Acquisition of treasury stock	(307)	-
Net cash used in financing activities	(11,604)	(24,620)
Effect of exchange rate changes on cash	1,534	165
Net decrease in cash and cash equivalents	(9,496)	(10,862)
Cash and cash equivalents at beginning of period	177,166	62,661
Cash and cash equivalents at end of period	$ 167,670	$ 51,799

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Dollars in thousands)
	For the Three Months ended June 30
	2009	2008
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$ 5,258	$ 9,354
Income taxes	(5,052)	42
Payments on capital leases and installment payment arrangements	7,794	12,879
Payments on software and data license liabilities	3,878	8,368
Other debt payments, excluding line of credit	2,052	2,057
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	3,823	1,824

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant”, “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”). In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading. All such adjustments are of a normal recurring nature. Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Annual Report”), as filed with the Commission on May 29, 2009. This report and the accompanying condensed consolidated financial statements should be read in connection with the 2009 Annual Report. The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2010.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements. Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation. A discussion of the Company’s significant accounting principles and their application is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2009 Annual Report.

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. In accordance with this standard, which is effective for the quarter ended June 30, 2009, management has evaluated subsequent events for accounting and disclosure through the date of filing this quarterly report on Form 10-Q, which is August 7, 2009.

2.         EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2009	2008
Basic earnings per share:
Numerator – net earnings	$ 4,194	$ 10,650
Denominator – weighted-average shares outstanding	78,667	77,402
Basic earnings per share	$ 0.05	$ 0.14
Diluted earnings per share:
Numerator – net earnings	$ 4,194	$ 10,650

Denominator:
Weighted-average shares outstanding	78,667	77,402
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	345	354
	79,012	77,756
Diluted earnings per share	$ 0.05	$ 0.14

As of June 30, 2009, the Company had options and warrants outstanding providing for the purchase of approximately 12.3 million shares of common stock. As of June 30, 2008, the Company had options and warrants outstanding providing for the purchase of approximately 12.7 million shares of common stock. Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2009	2008
Number of shares outstanding under options, warrants and restricted stock units	12,120	11,414
Range of exercise prices for options and warrants	$10.22-$268.55	$12.92-$268.55

Stockholders’ Equity

The Company did not declare a dividend on its common stock in the quarter ended June 30, 2009 and declared a dividend on its common stock of $0.06 per share in the quarter ended June 30, 2008.

There were no shares repurchased under the Company’s common stock repurchase program in either the quarter ended June 30, 2009 or 2008. At June 30, 2009, the maximum dollar value of shares that may yet be purchased under the program is $47.9 million.

3.         SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans. These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant. Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant. At June 30, 2009, there were a total of 4.4 million shares available for future grants under the plans.

The Company granted 522,000 stock options in the quarter ended June 30, 2009. The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2009 was $4.60. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.5%; expected option life of 5.4 years and expected volatility of 53.9%. The Company granted 679,126 stock options in the quarter ended June 30, 2008. The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2008 was $4.41. This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 36.4%.

Option activity for the three months ended June 30, 2009 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2009	10,414,093	$ 20.83
Granted	522,000	$ 8.90
Exercised	(2,088)	$ 6.32		$ 4
Forfeited or cancelled	(100,765)	$ 16.97
Outstanding at June 30, 2009	10,833,240	$ 20.30	6.77	$ 165
Exercisable at June 30, 2009	8,998,847	$ 21.73	6.31	$ 163

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2010 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on June 30, 2009. This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2009:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 1.38 - $ 9.62	655,414	9.24 years	$ 8.67	93,414	$ 7.18
$ 10.17 - $ 14.68	2,441,506	7.79 years	$ 12.41	1,632,863	$ 12.31
$ 15.00 - $ 19.82	2,493,007	6.59 years	$ 16.48	2,204,257	$ 16.59
$ 20.12 - $ 24.53	2,712,492	6.89 years	$ 22.92	2,612,492	$ 22.84
$ 25.00 - $ 29.30	1,430,300	5.49 years	$ 26.80	1,355,300	$ 26.75
$ 30.93 - $ 39.12	811,941	4.74 years	$ 35.70	811,941	$ 35.70
$ 40.50 - $ 75.55	285,850	5.07 years	$ 44.51	285,850	$ 44.51
$168.61 - $268.55	2,730	0.64 years	$ 213.46	2,730	$ 213.46
	10,833,240	6.77 years	$ 20.30	8,998,847	$ 21.73

3.         SHARE-BASED COMPENSATION (continued):

Total expense related to stock options for the quarters ended June 30, 2009 and 2008 was approximately $0.5 million and $0.8 million respectively. Future expense for these options is expected to be approximately $8.5 million over the next four years.

Restricted Stock Unit Activity

Non-vested restricted stock unit activity for the period ending June 30, 2009 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2009	1,499,470	$ 13.83	2.49
Granted	1,494,000	$ 9.54
Vested	(69,376)	$ 24.38
Forfeited or cancelled	(117,327)	$ 14.20
Outstanding at June 30, 2009	2,806,767	$ 11.53	2.91

During the quarter ended June 30, 2009, the Company granted restricted stock units covering 1,494,000 shares of common stock with a value at the date of grant of $14.2 million. The value at the date of grant is determined by reference to quoted market prices for the shares. Of the restricted stock units granted in the current period 915,000 vest in equal annual increments over four years. The remaining 579,000 vest subject to 1) the Company’s achievement of certain performance criteria and 2) the individual remaining employed by the Company for three years. If both criteria are met the units vest three years from the date of grant. The expense related to restricted stock in the quarter ended June 30, 2009 was $1.8 million. During the quarter ended June 30, 2008, the Company granted restricted stock units covering 720,510 shares of common stock with a value at the date of grant of $9.4 million. Of the restricted stock units granted in that period 240,963 vest in equal annual increments over four years and the remaining 479,547 vest at the end of three years and were subject to performance criteria that was met as of March 31, 2009. The expense related to restricted stock in the quarter ended June 30, 2008 was $1.7 million. Future expense for restricted stock units is expected to be approximately $38.9 million over the next four years.

4.	ACQUISITIONS:

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”). The Company paid $9.0 million, of which $4.5 million was paid into two escrow accounts which are subject to escrow arrangements which will be finally resolved one year from the date of acquisition. Approximately $0.4 million of one of the escrow funds has been released to reimburse the Company for costs incurred. The ultimate purchase price paid to the seller is contingent upon satisfaction of certain post-closing conditions. The acquired business has annual revenue of approximately $16.0 million. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

5.	OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2009	March 31, 2009
Current portion of unbilled and notes receivable	$ 1,495	$ 1,730
Prepaid expenses	35,640	31,313
Assets of non-qualified retirement plan	10,050	8,155
Escrowed cash	4,134	4,344
Other miscellaneous assets	1,359	1,331
Other current assets	$ 52,678	$ 46,873

5.         OTHER CURRENT AND NONCURRENT ASSETS (continued):

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2009	March 31, 2009
Acquired intangible assets, net	$ 10,654	$ 11,579
Noncurrent portion of unbilled and notes receivable	2,153	3,367
Other miscellaneous noncurrent assets	3,659	3,992
Other assets	$ 16,466	$ 18,938

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.	GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. Goodwill is reviewed at least annually for impairment under a two-part test. Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill. Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed. Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2009 indicated that no potential impairment of its goodwill balances existed as of April 1, 2009.

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2009 is presented in the following table.

(dollars in thousands)	Services	Products	Total
Balance at March 31, 2009	$ 336,406	$ 118,538	$ 454,944
Purchase adjustments	1,287	-	1,287
Change in foreign currency translation adjustment	2,631	6,141	8,772
Balance at June 30, 2009	$ 340,324	$ 124,679	$ 465,003

7.	LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30, 2009	March 31, 2009
Term loan credit agreement	$ 489,000	$ 490,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	42,795	46,646
Warrants	1,490	1,492
Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	10,000	12,423
Data license agreement, effective interest rate 6%	1,478	2,934
Other debt and long-term liabilities	23,692	24,244
Total long-term debt and capital leases	568,455	578,239
Less current installments	34,985	40,967
Long-term debt, excluding current installments	$ 533,470	$ 537,272

7.         LONG-TERM DEBT (continued):

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

Revolving credit facility borrowings under the facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the federal funds rate plus 2.25%, depending on the type of borrowing. Term loan borrowings currently bear interest at LIBOR plus 1.75%. There were no revolving loan borrowings outstanding at June 30, 2009 or March 31, 2009. The interest rate on term loan borrowings outstanding at June 30, 2009 was 3.0%. Outstanding letters of credit at June 30, 2009 were $4.3 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions. At June 30, 2009, the Company was in compliance with these covenants and restrictions. In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% which when combined with a 1.75% credit spread equals a total rate of 5.00% on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount. The LIBOR rate as of June 30, 2009 was 0.60%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company assesses the effectiveness of the hedge based on the hypothetical derivative method. There was no ineffectiveness for the period ended June 30, 2009. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions. All of the fair values are derived from an interest-rate futures model. As of June 30, 2009, the hedge relationship qualified as an effective hedge under applicable accounting literature. Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of operations. The fair market value of the derivative was zero at inception and an unrealized loss of $3.3 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities. The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity. The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2009.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $9.4 million at June 30, 2009 and $10.0 million at March 31, 2009.

9.	SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Company’s business segments consist of Information Services and Information Products. The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Multi-Channel Marketing Services, Infrastructure Management Services and Consulting Services. The Information Products segment is comprised of the Company’s global Consumer Insights and Risk Mitigation Products lines of business and the U.S. Background Screening Products line of business. The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.

9.	SEGMENT INFORMATION (continued):

The gains, losses and other items are reported in Corporate and other, since the Company does not hold the individual segments responsible for these charges. The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2009	2008
Revenue:
Information services	$ 199,326	$ 236,695
Information products	56,655	94,378
Total revenue	$ 255,981	$ 331,073

Income (loss) from operations:
Information services	$ 25,516	$ 38,626
Information products	(146)	4,578
Corporate and other	(12,874)	(17,646)
Income from operations	$ 12,496	$ 25,558

10.	RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” (“SAB. 100”), and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS 112”) as applicable. The following table summarizes the restructuring activity for the quarter ended June 30, 2009 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2009	$ 8,233	$ 23,932	$ 32,165
Payments	(2,569)	(1,387)	(3,956)
Adjustments	742	409	1,151
Balance at June 30, 2009	$ 6,406	$ 22,954	$ 29,360

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

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe. Of the amount accrued, $4.9 million remained accrued as of June 30, 2009. These costs are expected to be paid out in 2010.

The lease accruals of $3.2 million were evaluated under SFAS 146, which governs exit costs. SFAS 146 requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property. The remaining amount accrued at June 30, 2009 is $2.6 million.

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

10.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated. Of the $19.3 million accrued, $1.3 million remained accrued as of June 30, 2009. These costs are expected to be paid out in fiscal 2010.

The lease accruals of $19.0 million were evaluated under SFAS 146, which governs exit costs. The remaining amount accrued at June 30, 2009 is $14.2 million. These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

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

During fiscal 2006, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations. The table above includes the portion of the above charges which are yet to be paid as of March 31, 2009. The remaining accrued costs of $0.6 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one continues through fiscal 2012.

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

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

	For the quarter ended June 30
	2009	2008
Gain on disposition of operations in France	$ -	$ (118)
Leased airplane disposal	-	(110)
Collection of hangar note	-	(1,004)
Legal contingency	-	1,000
Restructuring plan adjustment	290	(328)
Spain operation closure	57	15
	$ 347	$ (545)

11.       COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers. The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act. To date, a class has not been certified. Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees. Acxiom has agreed to settle the case and is seeking preliminary approval by the court. The process of obtaining final approval of the settlement is expected to take several months. Acxiom has accrued $5.0 million for the settlement and ancillary costs to obtain final approval and has paid $2.5 million of this amount into an escrow fund established for the settlement, leaving a remaining accrual of $2.5 million. Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007. Both Taylor cases were dismissed by the District Court and are now on appeal.

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data. The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law. However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office. During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued. As of June 30, 2009 the Company has a remaining accrual for this matter of $0.5 million.

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

The Company has a future commitment for synthetic lease payments of $2.5 million over the next two years. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $2.0 million at June 30, 2009.

11.       COMMITMENTS AND CONTINGENCIES (continued):

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties. Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee. Substantially all of the third-party indebtedness is collateralized by various pieces of real property. At June 30, 2009 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $2.6 million.

12.	INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2010 is 39%.

At June 30, 2009, the Company had $5.4 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.8 million. It is reasonably possible that the amount of unrecognized tax benefit with respect to the Company's uncertain tax positions will increase or decrease during the next 12 months. However, management does not expect the change to have a significant effect on consolidated results of operations or financial position.

13.	FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables—The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt—The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At March 31, 2009, the estimated fair value of long-term debt approximates its carrying value.

Derivative instruments included in other liabilities—The carrying value is adjusted to fair value through other comprehensive income at each balance sheet date. The fair value is determined from an interest-rate futures model.

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

13.       FINANCIAL INSTRUMENTS (continued):

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$ 10,050	$ -	$ -	$ 10,050
Total assets	$ 10,050	$ -	$ -	$ 10,050

Liabilities:
Other current liabilities	$ 10,050	$ -	$ -	$ 10,050
Long-term debt	-	1,490	-	1,490
Other liabilities	-	3,321	-	3,321
Total liabilities	$ 10,050	$ 4,811	$ -	$ 14,861

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

At Acxiom (“Acxiom” or “the Company”) (Nasdaq: ACXM), we provide global interactive marketing services for the world’s leading companies to help them solve some of their most complex marketing problems.  Our products, services and thought leadership enable them to acquire new customers, retain their most valuable customers, communicate with customers in the methods and times they prefer, and make profitable marketing and business decisions.  Acxiom’s unmatched customer insight is achieved by blending the world’s largest repository of consumer data, award-winning technology and analytics, multi-channel expertise, privacy leadership, and superior knowledge of a wide spectrum of industries. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia and China.

Highlights of the quarter ended June 30, 2009 are identified below.

•	Revenue of $256.0 million, a decrease of 22.7 percent from $331.1 million in the first fiscal quarter a year ago.
•	Income from operations of $12.5 million, a $13.1 million decrease compared to $25.6 million in the first fiscal quarter last year.
•	Pre-tax earnings of $6.9 million, compared to $17.5 million in the first quarter of fiscal 2009.
•	Diluted earnings per share of $0.05, compared to diluted earnings per share of $0.14 in the first fiscal quarter last year.
•	Operating cash flow of $16.2 million.

These highlights are not intended to be a full discussion of the Company’s results for the quarter. These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended June 30
	2009	2008	% Change
Revenue
Services	$ 199.3	$ 236.7	(16)%
Products	56.7	94.4	(40)
	$ 256.0	$ 331.1	(23)%
Total operating costs and expenses	243.5	305.5	(20)
Income from operations	$ 12.5	$ 25.6	(51)%
Diluted earnings per share	$ 0.05	$ 0.14	(64)%

Revenues

Services revenue for the quarter ended June 30, 2009 was $199.3 million. This represents a $37.4 million decrease or 15.8% when compared to the same period in the prior year. On a geographic basis, International services decreased approximately $4.8 million while US services decreased approximately $32.6 million. Approximately $4.3 million of the International services decrease was due to unfavorable exchange rate movement. US services revenue was positively impacted by prior-year acquisitions which contributed $4.9 million to services revenue in the quarter. By line of business, revenue declined in all areas with a $24.7 million decrease in CDI and Marketing Services, Digital decrease of $0.3 million, Infrastructure Management decrease of $9.7 million and Consulting decrease of $0.4 million. Of the $24.7 million decline in CDI and Marketing services, the Financial Services vertical accounted for $17.2 million of the decline. Over the last year, revenue reductions have occurred due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues. The decline in Infrastructure Management services as well as the CDI and Marketing Services decline in other industries is driven by similar issues.

Products revenue for the quarter ended June 30, 2009 was $56.7 million. This represents a $37.7 million decrease or 40% when compared to the same period in the prior year. During the fourth quarter of fiscal 2009, a large pass-through data contract was amended and as such the revenue is no longer reported on a gross basis. Excluding the pass-through revenue related to this contract, products revenue was down $15.5 million, or 21.5%. The International operations declined $10.2 million of which $2.8 million is due to the impact of exchange rates. International operations were impacted by much lower ad hoc and project activity. The remaining $5.3 million decline is due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues in US industry verticals.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended June 30
	2009	2008	% Change
Cost of revenue
Services	$ 159.6	$ 178.9	(11)%
Products	45.9	77.7	(41)
Total cost of revenue	$ 205.5	$ 256.6	(20)%
Selling, general and administrative	37.7	49.4	(24)
Gains, losses and other items, net	0.3	(0.5)	164
Total operating costs and expenses	$ 243.5	$ 305.5	(20)%

	For the quarter ended June 30
	2009	2008
Gross profit margin
Services	19.9%	24.4%
Products	18.9	17.7
Total gross profit margin	19.7%	22.5%
Operating profit margin	4.9%	7.7%

Cost of services revenue of $159.6 million represents a decrease of $19.3 million compared to the same quarter a year ago. Gross margin for services revenue decreased from 24.4% to 19.9%. Margin decline is due to significant revenue declines in the current fiscal year. Operating expenses have been reduced significantly as revenues have declined. However, due to the reduction in volume-based revenue, margins have suffered. The margin impact on this volume-based business has been mitigated by efficiency improvements in the Infrastructure Management and delivery operations.

Cost of products revenue of $45.9 million represents a decrease of $31.8 million compared to the same quarter a year ago. Products revenue gross margins increased from 17.7% a year ago to 18.9% in this quarter. Excluding pass-through data and related costs in the prior year of $22.2 million, product costs actually decreased approximately 17.3% and margins on non-pass through products decreased to 18.9% from 23.1% a year ago. Although costs have been reduced significantly, the fixed cost structure of the product segment impacts margins to a greater extent as revenue declines.

Selling, general, and administrative (“SG&A”) expenses were $37.6 million for the quarter ended June 30, 2009. This represents an $11.8 million decrease over the prior-year same quarter. As a percent of total revenue, these expenses are 14.7% compared to 14.9% a year ago. Current quarter expenses reflect cost savings initiated in fiscal 2009.

Other Income (Expense)

Interest expense for the quarter ended June 30, 2009 is $5.5 million compared to $9.5 million a year ago due primarily to a $21.0 million decline in the average term loan debt balance and a decline of approximately 250 basis points on the term loan average interest rate.

Other expense decreased to $0.1 million in the current quarter. The prior year included a $1.1 million gain from a real estate joint venture.

Income taxes

The anticipated effective tax rate for fiscal 2010 is 39%. The prior-year first-quarter rate was 39%.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at June 30, 2009 totaled $232.7 million compared to $204.5 million at March 31, 2009. Total current assets decreased $3.0 million due to decreases in cash and cash equivalents of $9.5 million and refundable income taxes of $4.6 million, offset by increases in trade accounts receivable of $5.2 million and other current assets of $5.8 million. Current liabilities decreased $31.2 million due to decreases in current installments of long-term debt of $6.0 million, payroll accruals of $22.2 million and other accruals of $3.4 million.

Accounts receivable days sales outstanding (“DSO”) was 68 days at June 30, 2009 and was 56 days at March 31, 2009, and is calculated as follows (dollars in thousands):

	June 30, 2009	March 31, 2009
Numerator – trade accounts receivable, net	$ 189,980	$ 184,814
Denominator:
Quarter revenue	255,981	295,509
Number of days in quarter	91	90
Average daily revenue	$ 2,813	$ 3,283
Days sales outstanding	68	56

Net cash provided by operating activities declined 43.2%, to $16.2 million. The decrease in net earnings of $6.5 million, decrease in depreciation and amortization of $13.3 million and decrease in change in other assets of $4.7 million is offset by an increase in changes in accounts receivable of $11.9 million.

Investing activities used $15.6 million in cash. This included capitalization of data acquisition costs of $5.8 million and capitalization of software development costs of $2.4 million. Capital expenditures were $7.4 million for the quarter. The Company acquired $3.8 million of property under capital leases. Payments under these arrangements will be reflected in future cash flows as payments of debt. Prior-year investing activities included $2.5 million cash received from investments and $2.0 million received from the sale and license of software.

Cash flows from financing activities include payments of debt of $13.7 million, including capital lease payments of $7.8 million, software license payments of $3.9 million, and other debt payments of $2.0 million. Financing activities also include $2.4 million in proceeds from sales of stock and $0.3 million for the settlement of shares of treasury stock that were purchased in fiscal 2009. Prior-year financing activities also included payment of dividends of $4.6 million.

Credit and Debt Facilities

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million. On September 15, 2006, the Company borrowed the entire amount of the term loan. The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $150.0 million through June 2012, followed by a final installment of $25.5 million due September 15, 2012. The term loan also allows prepayments before maturity. Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011. The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries. At June 30, 2009 there were no revolving credit borrowings outstanding. Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

Off-Balance Sheet Items and Commitments

The Company has entered into synthetic operating lease facilities for computer equipment and furniture (“Leased Assets”). These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes. Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment. In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors. Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $2.0 million at June 30, 2009. As of June 30, 2009 the Company has a future commitment for synthetic lease payments of $2.5 million over the next two years.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer. The Company is guaranteeing a portion of the loan for the building. In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets. Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property. The aggregate amount of the guarantees at June 30, 2009 was $2.6 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $4.3 million at both June 30, 2009 and March 31, 2009.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2009 (dollars in thousands). The table does not include the future payment of gross unrealized tax benefits of $5.4 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $3.3 million as the Company is not able to predict the periods in which these payments will be made. The column for 2010 represents the nine months ending March 31, 2010. All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease and installment payment obligations	$ 19,027	$ 9,600	$ 2,878	$ 661	$ 632	$ 9,997	$ 42,795
Software and data license liabilities	3,847	3,859	2,418	1,354	-	-	11,478
Warrant liability	-	-	-	-	-	1,490	1,490
Other long-term debt	6,045	19,479	304,578	177,322	406	4,862	512,692
Total long-term obligations	28,919	32,938	309,874	179,337	1,038	16,349	568,455
Synthetic equipment and furniture leases	2,388	125	-	-	-	-	2,513
Equipment operating leases	1,131	637	262	52	3	-	2,085
Building operating leases	16,399	18,643	15,113	12,158	9,484	36,312	108,109
Total operating lease payments	19,918	19,405	15,375	12,210	9,487	36,312	112,707
Total contractual cash obligations	$ 48,837	$ 52,343	$ 325,249	$ 191,547	$ 10,525	$ 52,661	$ 681,162

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Purchase commitments on synthetic equipment and furniture leases	2,893	215	-	-	-	-	3,108
Other purchase commitments	51,379	40,679	31,109	18,257	9,928	17,719	169,071
Total purchase commitments	$ 54,272	$ 40,894	$ 31,109	$ 18,257	$ 9,928	$ 17,719	$ 172,179

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2009 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture lease	$ 2,007
Guarantee on certain partnership and other loans	2,555
Outstanding letters of credit	4,339

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $7.1 million as of June 30, 2009.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see the “Risk Factors” contained in Part I, Item 1A, of the Company’s 2009 Annual Report.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2009 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2009 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for the Company for fiscal year 2010 and will be effective for business combinations entered into this fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, (“SFAS 160”). SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company this fiscal year.

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

The factors and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, forward-looking statements include but are not limited to the following:

•

the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2009 Annual Report and in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission;

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate. Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its term loan. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates. If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations. Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates. At both June 30, 2009 and March 31, 2009, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of June 30, 2009 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009 our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business. None of these, however, are believed to be material in their nature or scope, except those incorporated by reference under this Part II, Item 1.

Refer to the discussion of certain legal proceedings pending against the Company under Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 Commitments and Contingencies, which discussion is incorporated herein by reference.

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

Dated: August 7, 2009

By:	/s/Christopher W. Wolf

(Signature)

Christopher W. Wolf

Chief Financial Officer

(principal financial and accounting officer)