Form 10-Q
period 2009-09-30
ACXIOM CORP
filed 2009-11-06
CIK 733269

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ]	No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes [ ]	No [X]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 3, 2009 was 79,058,990.

ACXIOM CORPORATION AND SUBSIDIARIES INDEX REPORT ON FORM 10-Q September 30, 2009
Part I.		Financial Information	Page No.
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets
		as of September 30, 2009 and March 31, 2009 (Unaudited)	3
		Condensed Consolidated Statements of Operations
		for the Three Months ended September 30, 2009 and 2008 (Unaudited)	4
		Condensed Consolidated Statements of Operations
		for the Six Months ended September 30, 2009 and 2008 (Unaudited)	5
		Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
		for the Six Months ended September 30, 2009 (Unaudited)	6
		Condensed Consolidated Statements of Cash Flows
		for the Six Months ended September 30, 2009 and 2008 (Unaudited)	7-8
		Notes to Condensed Consolidated Financial Statements	9-19
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30
	Item 4.	Controls and Procedures	30

Part II.		Other Information
	Item 1.	Legal Proceedings	31
	Item 4.	Submissions of Matters to a Vote of Security Holders	31
	Item 6.	Exhibits	31

Signature			32

PART I.  FINANCIAL INFORMATION
Item 1.  Financials Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$167,634	$177,166
Trade accounts receivable, net	182,612	184,814
Deferred income taxes	45,503	45,641
Refundable income taxes	-	4,579
Other current assets	52,002	46,873
Total current assets	447,751	459,073
Property and equipment, net of accumulated depreciation and amortization	218,806	214,589
Software, net of accumulated amortization	45,819	52,798
Goodwill	470,621	454,944
Purchased software licenses, net of accumulated amortization	55,564	65,341
Deferred costs, net	64,699	70,343
Data acquisition costs, net	26,624	31,317
Other assets, net	17,578	18,938
	$1,347,462	$1,367,343
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$43,636	$40,967
Trade accounts payable	32,242	27,701
Accrued expenses:
Payroll	24,379	44,823
Other	85,713	86,072
Deferred revenue	50,118	54,991
Income taxes	171	-
Total current liabilities	236,259	254,554
Long-term debt	490,608	537,272
Deferred income taxes	65,586	58,526
Other liabilities	9,156	9,321
Commitments and contingencies
Stockholders' equity:
Common stock	11,620	11,576
Additional paid-in capital	807,251	800,094
Retained earnings	455,589	441,950
Accumulated other comprehensive income (loss)	9,994	(6,238)
Treasury stock, at cost	(738,601)	(739,712)
Total stockholders' equity	545,853	507,670
	$1,347,462	$1,367,343
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2009	2008
Revenue:
Services	$210,213	$233,605
Products	60,892	95,330
Total revenue	271,105	328,935
Operating costs and expenses:
Cost of revenue
Services	165,792	180,986
Products	46,129	77,038
Total cost of revenue	211,921	258,024
Selling, general and administrative	37,964	38,988
Gains, losses and other items, net	(27)	(2,370)
Total operating costs and expenses	249,858	294,642
Income from operations	21,247	34,293
Other income (expense):
Interest expense	(5,423)	(8,591)
Other, net	223	287
Total other income (expense)	(5,200)	(8,304)
Earnings before income taxes	16,047	25,989
Income taxes	6,602	10,136
Net earnings	$9,445	$15,853

Earnings per share:
Basic	$0.12	$0.20
Diluted	$0.12	$0.20

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2009	2008
Revenue:
Services	$409,539	$470,300
Products	117,547	189,708
Total revenue	527,086	660,008
Operating costs and expenses:
Cost of revenue
Services	325,368	359,847
Products	92,048	154,755
Total cost of revenue	417,416	514,602
Selling, general and administrative	75,607	88,470
Gains, losses and other items, net	320	(2,915)
Total operating costs and expenses	493,343	600,157
Income from operations	33,743	59,851
Other income (expense):
Interest expense	(10,928)	(18,050)
Other, net	105	1,646
Total other income (expense)	(10,823)	(16,404)
Earnings before income taxes	22,920	43,447
Income taxes	9,281	16,944
Net earnings	$13,639	$26,503

Earnings per share:
Basic	$0.17	$0.34
Diluted	$0.17	$0.34

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)
(Dollars in thousands)
Common Stock		Additional			Accumulated other	Treasury stock		Total
Number of shares	Amount	paid-in capital	Comprehensive income (loss)	Retained earnings	comprehensive income (loss)	Number of shares	Amount	stockholders’ equity

Balances at March 31, 2009	115,756,876	$11,576	$800,094		$441,950	$(6,238)	(37,224,867)	$(739,712)	$507,670
Employee stock awards, benefit plans and other issuances	314,829	31	2,631	$ -	-	-	-	-	2,662
Restricted stock units vested	130,508	13	(13)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	4,539	-	-	-	70,631	1,111	5,650
Comprehensive income
Foreign currency translation	-	-	-	15,932	-	15,932	-	-	15,932
Unrealized gain on interest rate swap, net of tax	-	-	-	327	-	327	-	-	327
Unrealized loss on marketable securities, net of tax	-	-	-	(27)	-	(27)	-	-	(27)
Net earnings	-	-	-	13,639	13,639	-	-	-	13,639
Total comprehensive income				$29,871
Balances at September 30, 2009	116,202,213	$11,620	$807,251		$455,589	$9,994	(37,154,236)	$(738,601)	$545,853

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2009	2008
Cash flows from operating activities:
Net earnings	$13,639	$26,503
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,742	104,620
Loss/(gain) on disposal of assets, net	7	(3,242)
Deferred income taxes	8,719	7,853
Non-cash share-based compensation expense	5,650	6,232
Changes in operating assets and liabilities:
Accounts receivable, net	(1,809)	(11,335)
Deferred costs	(3,344)	(2,068)
Other assets	3,461	20,815
Accounts payable and other liabilities	(25,105)	(27,328)
Deferred revenue	(6,091)	(6,774)
Net cash provided by operating activities	76,869	115,276
Cash flows from investing activities:
Payments received from investments	-	2,596
Sale of assets	-	24,174
Capitalized software development costs	(4,815)	(9,129)
Capital expenditures	(21,893)	(12,951)
Cash collected from the sale and license of software	-	2,000
Data acquisition costs	(8,781)	(15,129)
Net cash paid in acquisitions	357	(12,703)
Net cash used in investing activities	(35,132)	(21,142)
Cash flows from financing activities:
Payments of debt	(55,125)	(59,501)
Dividends paid	-	(9,312)
Sale of common stock	2,662	5,915
Income tax benefit of stock options, warrants and restricted stock	-	115
Acquisition of treasury stock	(307)	-
Net cash used in financing activities	(52,770)	(62,783)
Effect of exchange rate changes on cash	1,501	(642)
Net increase (decrease) in cash and cash equivalents	(9,532)	30,709
Cash and cash equivalents at beginning of period	177,166	62,661
Cash and cash equivalents at end of period	$167,634	$93,370

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2009	2008
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$10,586	$16,421
Income taxes	(4,260)	(5,887)
Payments on capital leases and installment payment arrangements	15,297	24,083
Payments on software and data license liabilities	5,718	16,788
Prepayments of debt	30,000	14,500
Other debt payments, excluding line of credit	4,110	4,130
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	10,387	5,659
Enterprise software licenses acquired under software obligations	611	1,546
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

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 was subsequently codified in the FASB Accounting Standards Codification Topic 855 (“ASC 855”).  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In accordance with this standard, which was effective beginning with the quarter ended June 30, 2009, management has evaluated subsequent events for accounting and disclosure through the date of filing this quarterly report on Form 10-Q, which is November 6, 2009.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2009	2008	2009	2008
Basic earnings per share:
Numerator – net earnings	$9,445	$15,853	$13,639	$26,503
Denominator – weighted-average shares outstanding	78,915	77,716	78,791	77,559
Basic earnings per share	$0.12	$0.20	$0.17	$0.34
Diluted earnings per share:
Numerator – net earnings	$9,445	$15,853	$13,639	$26,503

Denominator:
Weighted-average shares outstanding	78,915	77,716	78,791	77,559
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	464	447	404	400
	79,379	78,163	79,195	77,959
Diluted earnings per share	$0.12	$0.20	$0.17	$0.34

As of September 30, 2009, the Company had options and warrants outstanding providing for the purchase of approximately 12.1 million shares of common stock.  As of September 30, 2008, the Company had options and warrants outstanding providing for the purchase of approximately 12.5 million shares of common stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2009	2008	2009	2008
Number of shares outstanding under options, warrants and restricted stock units	12,386	11,180	11,705	11,062
Range of exercise prices for options and warrants	$9.51-$268.55	$13.14-$268.55	$10.22-268.55	$12.92-$268.55

Stockholders’ Equity

The Company did not declare a dividend on its common stock in the six months ended September 30, 2009 and declared a dividend on its common stock of $0.12 per share in the six months ended September 30, 2008.

There were no shares repurchased under the Company’s common stock repurchase program in either the six months ended September 30, 2009 or 2008.  At September 30, 2009, the maximum dollar value of shares that may yet be purchased under the program is $47.9 million.  In the six months ending September 30, 2009, the Company issued 70,631 shares of treasury stock to members of the board who elected to receive their annual compensation in Company stock.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2009, there were a total of 4.5 million shares available for future grants under the plans.

The Company granted 532,000 stock options in the six months ended September 30, 2009.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2009 was $4.61.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.5%; expected option life of 5.4 years and expected volatility of 53.9%.  The Company granted 679,126 stock options in the six months ended September 30, 2008.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2008 was $4.41.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 36.4%.

Option activity for the six months ended September 30, 2009 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2009	10,414,093	$20.83
Granted	532,000	$8.91
Exercised	(9,103)	$7.45		$18
Forfeited or cancelled	(267,905)	$19.65
Outstanding at September 30, 2009	10,669,085	$20.28	6.57	$508
Exercisable at September 30, 2009	8,824,692	$21.75	6.11	$203

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2010 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on September 30, 2009.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2009:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	658,399	9.04 years	$8.69	86,399	$7.13
$10.22 - $ 15.00	2,424,349	7.54 years	$12.41	1,615,706	$12.31
$15.10 - $ 19.82	2,482,571	6.35 years	$16.48	2,193,821	$16.59
$20.12 - $ 25.00	2,590,415	6.84 years	$22.97	2,490,415	$22.89
$25.44 - $ 29.30	1,417,597	5.22 years	$26.81	1,342,597	$26.76
$30.93 - $ 39.12	809,827	4.49 years	$35.70	809,827	$35.70
$40.50 - $ 75.55	283,197	4.82 years	$44.51	283,197	$44.51
$168.61 - $268.55	2,730	0.39 years	$213.46	2,730	$213.46
	10,669,085	6.57 years	$20.28	8,824,692	$21.75

3.           SHARE-BASED COMPENSATION (continued):

Total expense related to stock options for the six months ended September 30, 2009 and 2008 was approximately $1.1 million and $1.4 million respectively.  Future expense for these options is expected to be approximately $6.5 million over the next four years.

Restricted Stock Unit Activity
Non-vested restricted stock unit activity for the period ending September 30, 2009 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2009	1,499,470	$13.83	2.49
Granted	1,529,000	$9.54
Vested	(130,508)	$24.09
Forfeited or cancelled	(152,952)	$12.90
Outstanding at September 30, 2009	2,745,010	$11.24	2.66

During the six months ended September 30, 2009, the Company granted restricted stock units covering 1,529,000 shares of common stock with a value at the date of grant of $14.2 million.  The value at the date of grant is determined by reference to quoted market prices for the shares.  Of the restricted stock units granted in the current period, 930,000 vest in equal annual increments over four years.  The remaining 599,000 vest subject to 1) the Company’s achievement of certain performance criteria and 2) the individual remaining employed by the Company for three years.  If both criteria are met the units vest three years from the date of grant.  The expense related to restricted stock in the six months ended September 30, 2009 was $3.8 million.  During the six months ended September 30, 2008, the Company granted restricted stock units covering 831,532 shares of common stock with a value at the date of grant of $10.9 million.  Of the restricted stock units granted in that period, 255,963 vest in equal annual increments over four years and the remaining 575,569 vest at the end of three years and were subject to performance criteria that was met as of March 31, 2009.  Future expense for restricted stock units is expected to be approximately $18.2 million over the next four years.

4.           ACQUISITIONS:

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”).  The Company paid $9.0 million, of which $4.5 million was paid into two escrow accounts which were subject to escrow arrangements which were finally resolved during the quarter ended September 30, 2009.  A total of $0.5 million of one of the escrow funds has been released to reimburse the Company for costs incurred.  Of the remaining $4.0 million escrow fund, $3.6 million has been paid to the sellers and approximately $0.4 million has been returned to the Company.  The $4.0 million placed into escrow was originally treated as purchase price, therefore the $0.4 million returned to the Company has been recorded as a reduction of purchase price and the $3.6 million has been charged to goodwill.  The acquired business had annual revenue of approximately $16.0 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented.  Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2009	March 31, 2009
Current portion of unbilled and notes receivable	$1,105	$1,730
Prepaid expenses	38,625	31,313
Assets of non-qualified retirement plan	11,284	8,155
Escrowed cash	-	4,344
Other miscellaneous assets	988	1,331
Other current assets	$52,002	$46,873

5.           OTHER CURRENT AND NONCURRENT ASSETS (continued):

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2009	March 31, 2009
Acquired intangible assets, net	$9,731	$11,579
Noncurrent portion of unbilled and notes receivable	4,110	3,367
Other miscellaneous noncurrent assets	3,737	3,992
Other assets	$17,578	$18,938

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.           GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2009 indicated that no potential impairment of its goodwill balances existed as of April 1, 2009.

The carrying amount of goodwill, by business segment, for the six months ended September 30, 2009 is presented in the following table.

(dollars in thousands)	Services	Products	Total
Balance at March 31, 2009	$336,406	$118,538	$454,944
Purchase adjustments	5,064	-	5,064
Change in foreign currency translation adjustment	3,183	7,430	10,613
Balance at September 30, 2009	$344,653	$125,968	$470,621

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2009	March 31, 2009
Term loan credit agreement	$457,500	$490,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	41,862	46,646
Warrants	1,499	1,492
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	10,249	12,423
Data license agreement	-	2,934
Other debt and long-term liabilities	23,134	24,244
Total long-term debt and capital leases	534,244	578,239
Less current installments	43,636	40,967
Long-term debt, excluding current installments	$490,608	$537,272

7.           LONG-TERM DEBT (continued):

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.  The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $111.4 million through September 2012.  The term loan also allows prepayments before maturity.  Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Revolving credit facility borrowings under the facility currently bear interest at LIBOR plus 1.5% or at an alternative base rate or at the federal funds rate plus 2.25%, depending on the type of borrowing.  Term loan borrowings currently bear interest at LIBOR plus 1.75%.  There were no revolving loan borrowings outstanding at September 30, 2009 or March 31, 2009.  The interest rate on term loan borrowings outstanding at September 30, 2009 was 2.9%.   Outstanding letters of credit at September 30, 2009 were $12.5 million.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2009, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% which when combined with a 1.75% credit spread equals a total rate of 5.00% on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2009 was 0.5%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2009.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2009, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $3.6 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2009.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $9.1 million at September 30, 2009 and $10.0 million at March 31, 2009.

9.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  The Company’s business segments consist of Information Services and Information Products.  The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Multi-channel Marketing Services, Infrastructure Management Services and Consulting Services.  The Information Products segment is comprised of the Company’s global Consumer Insights and Risk Mitigation Products lines of business and the U.S. Background Screening Products line of business.  The Company evaluates performance of the segments based on segment operating income, which excludes certain gains, losses and other items.  Beginning in the quarter ended September 30, 2009, the Company has revised its calculation of segment operating income to allocate all corporate expenses, excluding those reported as gains, losses, and other items, to the segments.  Segment results for prior periods have been reclassified to reflect the revised segment operating income.  Such reclassifications had no effect on consolidated results.

The gains, losses and other items are reported as other, since the Company does not hold the individual segments responsible for these charges.  The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2009	2008	2009	2008
Revenue:
Information services	$210,213	$233,605	$409,539	$470,300
Information products	60,892	95,330	117,547	189,708
Total revenue	$271,105	$328,935	$527,086	$660,008

Income (loss) from operations:
Information services	$19,971	$28,527	$35,809	$54,166
Information products	1,249	3,396	(1,746)	2,770
Other	27	2,370	(320)	2,915
Income from operations	$21,247	$34,293	$33,743	$59,851

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2009 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2009	$8,233	$23,932	$32,165
Payments	(4,204)	(2,465)	(6,669)
Adjustments	977	405	1,382
Balance at September 30, 2009	$5,006	$21,872	$26,878

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

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe.  Of the amount accrued, $3.7 million remained accrued as of September 30, 2009.  These costs are expected to be paid out in fiscal 2010.

The lease accruals of $3.2 million were evaluated under the accounting standard which governs exit costs.  The accounting standard requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The remaining amount accrued at September 30, 2009 is $2.4 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated.  Of the $19.3 million accrued, $1.1 million remained accrued as of September 30, 2009.  These costs are expected to be paid out in fiscal 2010.

The lease accruals of $19.0 million were evaluated under the accounting standard which governs exit costs.  The remaining amount accrued at September 30, 2009 is $13.4 million.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

The contract accruals of $6.7 million were evaluated under the applicable accounting standard which requires that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms.  Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts.  The remaining amount accrued of $5.8 million is expected to be paid during fiscal 2010.

During fiscal 2006, the Company recorded a total of $13.0 million in restructuring and other impairment charges included in gains, losses and other items in the consolidated statement of operations.  The table above includes the portion of the above charges which are yet to be paid as of March 31, 2009.  The remaining accrued costs of $0.5 million are expected to be paid out over the terms of the related leases or contracts, of which the longest one continues through fiscal 2012.

Collection of Hangar Note

During the six months ended September 30, 2008, the Company collected a note receivable related to an aircraft storage facility.  This note was not recognized by the Company previously since collectability of the note was not assured.  During the six months ended September 30, 2008, the debtor paid off the note in the amount of $1.0 million which was recorded in gains, losses and other items.

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2009	2008	2009	2008
Gain on disposition of operations in France	-	(720)	-	(838)
Leased airplane disposal	-	-	-	(110)
Collection of hangar note	-	-	-	(1,004)
Legal contingency	-	-	-	1,000
Sale of building	-	(1,146)	-	(1,146)
Restructuring plan	(55)	(240)	235	(568)
Adjustment of Spain operation closure	28	(264)	85	(249)
	$(27)	$(2,370)	$320	$(2,915)

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data.  The Company is negotiating with the Data Protection Authority in an attempt to settle the claims, and the Company maintains that the Company’s usage of data has been in compliance with the applicable law.  However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office.  During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued.  As of September 30, 2009 the Company has a remaining accrual for this matter of $0.5 million.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11.           COMMITMENTS AND CONTINGENCIES (continued):

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

The Company has a future commitment for synthetic lease payments of $1.3 million over the next two years.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $0.4 million at September 30, 2009.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2009 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $2.5 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2010 is 40.5%.

At September 30, 2009, the Company had $5.5 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.8 million. It is reasonably possible that the amount of unrecognized tax benefit with respect to the Company's uncertain tax positions will increase or decrease during the next 12 months. However, management does not expect the change to have a significant effect on consolidated results of operations or financial position.

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

Long-term debt—The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2009, the estimated fair value of long-term debt approximates its carrying value.

Derivative instruments included in other liabilities—The carrying value is adjusted to fair value through other comprehensive income at each balance sheet date.  The fair value is determined from an interest-rate futures model.

13.           FINANCIAL INSTRUMENTS (continued):

Under applicable accounting standards, financial assets and liabilities are classified in their entirety based on a hierarchy using the  lowest level of input that is significant to the fair value measurements. The Company assigned assets and liabilities to Level 1—quoted prices in active markets for identical assets or liabilities, Level 2—significant other observable inputs and Level 3—significant unobservable inputs.

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$11,284	$-	$-	$11,284
Total assets	$11,284	$-	$-	$11,284

Liabilities:
Other current liabilities	$11,284	$-	$-	$11,284
Long-term debt	-	1,499	-	1,499
Other liabilities	-	3,629	-	3,629
Total liabilities	$11,284	$5,128	$-	$16,412

14.           SUBSEQUENT EVENTS:

On September 17, 2009, the Company entered into an agreement to purchase 51% of a direct marketing business operating in Saudi Arabia and the United Arab Emirates.  The acquisition is expected to close in the quarter ending December 31, 2009.  The purchase price is $3.8 million to be paid in cash, not including the amount, if any, to be paid pursuant to an earnout agreement which will be determined based on the operating results of the business from October 31, 2009 through December 31, 2012.  The purchased business has estimated annual revenues of approximately $6 million.

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

Highlights of the quarter ended September 30, 2009 are identified below.

•	Revenue of $271.1 million, a decrease of 17.6 percent from $328.9 million in the second fiscal quarter a year ago.

•	Revenue increased $15.1 million, or 5.9% compared to the first quarter of the current fiscal year. This represents the first sequential quarter revenue increase since the third quarter of fiscal 2008.

•	Income from operations of $21.2 million, a $13.0 million decrease compared to $34.3 million in the second fiscal quarter last year.

•	Pre-tax earnings of $16.0 million, compared to $26.0 million in the second quarter of fiscal 2009.

•	Diluted earnings per share of $0.12, compared to diluted earnings per share of $0.20 in the second fiscal quarter last year.

•	Operating cash flow of $60.7 million.

These highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
	For the quarter ended September 30			For the six months ended September 30
	2009	2008	% Change	2009	2008	% Change
Revenue
Services	$210.2	$233.6	(10)%	$409.5	$470.3	(13)%
Products	60.9	95.3	(36)%	117.6	189.7	(38)%
	$271.1	$328.9	(18)%	$527.1	$660.0	(20)%
Total operating costs and expenses	249.9	294.6	(15)%	493.3	600.1	(18)%
Income from operations	$21.2	$34.3	(38)%	$33.8	$59.9	(44)%
Diluted earnings per share	$0.12	$0.20	(40)%	$0.17	$0.34	(50)%

Revenues
Services revenue for the quarter ended September 30, 2009 was $210.2 million.  This represents a $23.4 million decrease or 10.0% when compared to the same period in the prior year.  On a geographic basis, International services decreased approximately $0.5 million while US services decreased approximately $22.9 million.  Excluding the impact of unfavorable exchange rate movement, International services increased $2.1 million which was due to strong performance in the United Kingdom.  By line of business, revenue declined in most areas including a $22.1 million decrease in CDI and Multi-channel Marketing Services.  Of the $22.1 million decline in CDI and Multi-channel Marketing Services, the Financial Services vertical accounted for a large portion of the decline.  Over the last year, revenue reductions have occurred due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues  However, for the first time in several quarters services revenue increased compared to the most recent sequential quarter.  Infrastructure Management revenue was relatively flat, however it was positively impacted by the recent signing of a large new arrangement.

Services revenue for the six months ended September 30, 2009 was $409.5 million.  This represents a $60.8 million decrease or 12.9% when compared to the same period in the prior year.  On a geographic basis, International services decreased approximately $5.2 million while US services decreased approximately $55.5 million.  Approximately $6.9 million of the International services decrease was due to unfavorable exchange rate movement.  US services revenue was positively impacted by prior-year acquisitions which contributed $4.9 million to services revenue in the quarter.  By line of business, revenue declined in most areas including a CDI and Multi-channel Marketing Services decrease of $47.1 million and Infrastructure Management decrease of $9.8 million.  Of the $47.1 million decline in CDI and Multi-channel Marketing Services, the Financial Services vertical accounted for a large portion of the decline.  Over the last year, revenue reductions have occurred due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues.  The decline in Infrastructure Management services as well as the CDI and Multi-channel Marketing Services decline in other industry verticals was driven by similar issues.

Products revenue for the quarter ended September 30, 2009 was $60.9 million.  This represents a $34.4 million decrease or 36.1% when compared to the same period in the prior year.  During the fourth quarter of fiscal 2009, a large pass-through data contract was amended and as such the revenue is no longer reported on a gross basis.  Excluding the pass-through revenue related to this contract, products revenue was down $12.9 million, or 17.5%.  The International operations declined $7.2 million of which $1.2 million was due to the impact of exchange rates.  International operations were impacted by much lower ad hoc and project activity.  The remaining $5.7 million decline was due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues in US industry verticals.

Products revenue for the six months ended September 30, 2009 was $117.6 million.  This represents a $72.2 million decrease or 38.0% when compared to the same period in the prior year.  Excluding the pass-through revenue related to the amended data contract, products revenue was down $28.4 million, or 19.5%.  The International operations declined $17.4 million of which $3.9 million was due to the impact of exchange rates.  International operations were impacted by much lower ad hoc and project activity.  The remaining $11.0 million decline was due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues in US industry verticals.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2009	2008	% Change	2009	2008	% Change
Cost of revenue
Services	$165.8	$181.0	(8)%	$325.4	$359.8	(10)%
Products	46.1	77.0	(40)%	92.0	154.8	(41)%
Total cost of revenue	$211.9	$258.0	(18)%	$417.4	$514.6	(19)%
Selling, general and Administrative	38.0	39.0	(3)%	75.6	88.4	(15)%
Gains, losses and other items, net	-	(2.4)	100%	0.3	(2.9)	111%
Total operating costs and expenses	$249.9	$294.6	(15)%	$493.3	$600.1	(18) %

	For the quarter ended September 30		For the six months ended September 30
	2009	2008	2009	2008
Gross profit margin
Services	21.1%	22.5%	20.6%	23.5%
Products	24.2	19.2	21.7	18.4
Total gross profit margin	21.8%	21.6%	20.8%	22.0%
Operating profit margin	7.8%	10.4%	6.4%	9.1%

Cost of services revenue of $165.8 million for the quarter ending September 30, 2009 represents a decrease of $15.2 million compared to the same quarter a year ago.  Gross margin for services revenue decreased from 22.5% to 21.1%.  Cost of services revenue of $325.4 million for the six months ended September 30, 2009 represents a decrease of $34.5 million compared to the same period a year ago.  Gross margin for services revenue decreased from 23.5% to 20.6%.  Margin decline was due to significant revenue declines in the current fiscal year.  Operating expenses have been reduced significantly as revenues have declined.  However, due to the reduction in volume-based revenue, margins have suffered.  The margin impact on this volume-based business has been mitigated by efficiency improvements in data processing and delivery operations.

Cost of products revenue of $46.1 million for the quarter ending September 30, 2009 represents a decrease of $30.9 million compared to the same quarter a year ago.  Products revenue gross margins increased from 19.2% a year ago to 24.2% in this quarter.  Excluding pass-through data and related costs in the prior year of $21.5 million, product costs actually decreased approximately 16.9% and margins on non-pass-through products decreased to 24.2% from 24.8% a year ago.  Cost of products revenue of $92.0 million for the six months ending September 30, 2009 represents a decrease of $62.7 million compared to the same six-month period a year ago.  Products revenue gross margins increased from 18.4% a year ago to 21.7%.  Excluding pass-through data and related costs in the prior year of $43.8 million, product costs actually decreased approximately 17.1% and margins on non-pass-through products decreased to 21.7% from 23.9% a year ago.  Although costs have been reduced significantly, the fixed cost structure of the product segment impacts margins to a greater extent as revenue declines.

Selling, general, and administrative expenses were $38.0 million for the quarter ended September 30, 2009.  This represents a $1.0 million decrease over the prior-year quarter.  As a percent of total revenue, these expenses were 14.0% compared to 11.9% a year ago.  Selling, general, and administrative expenses were $75.6 million for the six months ended September 30, 2009.  This represents a $12.9 million decrease over the prior-year period.  As a percent of total revenue, these expenses are 14.3% compared to 13.4% a year ago.  Current year expenses reflect ongoing cost savings initiated in fiscal 2009.

Other Income (Expense)
Interest expense for the quarter ended September 30, 2009 was $5.4 million compared to $8.6 million a year ago due primarily to a $21.0 million decline in the average term loan debt balance and a decline of approximately 170 basis points on the term loan average interest rate.  Interest expense for the six months ended September 30, 2009 was $10.9 million compared to $18.1 million a year ago due primarily to a $22.0 million decline in the average term loan debt balance and a decline of approximately 175 basis points on the term loan average interest rate.

Other expense decreased to $0.1 million in the six months ended September 30, 2009.  The prior year included a $1.1 million gain from a real estate joint venture.

Income taxes
The anticipated effective tax rate for fiscal 2010 is 40.5%.  The prior-year rate was 39%.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2009 totaled $211.5 million compared to $204.5 million at March 31, 2009.  Total current assets decreased $11.3 million due to decreases in cash and cash equivalents of $9.5 million, refundable income taxes of $4.6 million, and trade accounts receivable of $2.2 million; offset by an increase in other current assets of $5.1 million.  Current liabilities decreased $18.3 million due to decreases in deferred revenue of $4.9 million and payroll accruals of $20.4 million; offset by increases in changes in current installments of long-term debt of $2.7 million and trade accounts payable of $4.5 million.  The Company made a $30 million pre-payment on its term loan during the quarter ended September 30, 2009.

Accounts receivable days sales outstanding (“DSO”) was 62 days at September 30, 2009 and was 56 days at March 31, 2009, and is calculated as follows (dollars in thousands):

	September 30, 2009	March 31, 2009
Numerator – trade accounts receivable, net	$182,612	$184,814
Denominator:
Quarter revenue	271,105	295,509
Number of days in quarter	92	90
Average daily revenue	$2,947	$3,283
Days sales outstanding	62	56

Net cash provided by operating activities for the current year declined 33.3% to $76.9 million.  The decrease in net earnings of $12.9 million, decrease in depreciation and amortization of $22.9 million and decrease in change in other assets of $17.4 million was offset by an increase in changes in accounts receivable of $13.1 million.

Investing activities used $35.1 million in cash in the current year.  This included capitalization of data acquisition costs of $8.8 million and capitalization of software development costs of $4.8 million.  Capital expenditures were $21.9 million for the current year.  Additionally, the Company received $0.4 million in refunded cash from an escrow account set up for the acquisition of Precision Marketing.  The Company acquired $10.4 million of property under capital leases.  Payments under these arrangements will be reflected in future cash flows as payments of debt.  Prior-year investing activities included $2.6 million cash received from investments, $24.2 million from the sale of assets and $2.0 million received from the sale and license of software.

Cash flows from financing activities include payments of debt of $55.1 million, including capital lease payments of $15.3 million, software license payments of $5.7 million, other debt payments of $4.1 million and a term loan debt prepayment of $30.0 million.  Financing activities also include $2.7 million in proceeds from the sale of stock and $0.3 million for the payment for shares of treasury stock that were purchased in fiscal 2009.  Prior-year financing activities also included dividends paid of $9.3 million.

Credit and Debt Facilities
Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.  On September 15, 2006, the Company borrowed the entire amount of the term loan.   The term loan is payable in quarterly principal installments of $1.5 million through September 2011, followed by quarterly principal installments of $111.4 million through September 2012.  The term loan also allows prepayments before maturity.  Revolving loan commitments and all borrowings of revolving loans mature on September 15, 2011.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.  At September 30, 2009 there were no revolving credit borrowings outstanding.  Borrowings under the revolving credit agreement bear interest at LIBOR plus 1.5%, an alternative base rate, or at the federal funds rate plus 2.25%.

Off-Balance Sheet Items and Commitments
The Company has entered into synthetic operating lease facilities for computer equipment and furniture (“Leased Assets”).  These synthetic operating lease facilities are accounted for as operating leases under GAAP and are treated as capital leases for income tax reporting purposes.  Lease terms under the computer equipment and furniture facility range from two to six years, with the Company having the option at expiration of the initial term to return, or purchase at a fixed price, or extend or renew the term of the leased equipment.  In the event the Company elects to return the Leased Assets, the Company has guaranteed a portion of the residual value to the lessors.  Assuming the Company elects to return the Leased Assets to the lessors at its earliest opportunity under the synthetic lease arrangements and assuming the Leased Assets have no significant residual value to the lessors, the maximum potential amount of future payments the Company could be required to make under these residual value guarantees was $0.4 million at September 30, 2009.  As of September 30, 2009 the Company has a future commitment for synthetic lease payments of $1.3 million over the next two years.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at September 30, 2009 was $2.5 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $12.5 million at September 30, 2009.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2009 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $5.5 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $3.6 million as the Company is not able to predict the periods in which these payments will be made. The column for 2010 represents the six months ending March 31, 2010.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease and installment payment obligations	$13,577	$12,245	$4,361	$1,352	$631	$9,696	$41,862
Software and data license liabilities	2,104	4,059	2,625	1,461	-	-	10,249
Warrant liability	-	-	-	-	-	1,499	1,499
Other long-term debt	4,069	19,498	227,380	229,687	-	-	480,634
Total long-term obligations	19,750	35,802	234,366	232,500	631	11,195	534,244
Synthetic equipment and furniture leases	1,186	125	-	-	-	-	1,311
Equipment operating leases	1,587	817	225	62	10	-	2,701
Building operating leases	13,553	20,954	14,835	11,795	10,377	37,942	109,456
Total operating lease payments	16,326	21,896	15,060	11,857	10,387	37,942	113,468
Total contractual cash obligations	$36,076	$57,698	$249,426	$244,357	$11,018	$49,137	$647,712

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Purchase commitments on synthetic equipment and furniture leases	1,527	215	-	-	-	-	1,742
Other purchase commitments	51,643	41,797	31,410	18,284	9,764	17,197	170,095
Total purchase commitments	$53,170	$42,012	$31,410	$18,284	$9,764	$17,197	$171,837

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

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2009 (dollars in thousands):

Residual value guarantee on the synthetic computer equipment and furniture leases	$377
Guarantee on certain partnership and other loans	2,529
Outstanding letters of credit	12,519

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $7.0 million as of September 30, 2009.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2009 Annual Report.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”), which replaces SFAS 141.  SFAS 141R has subsequently been codified in the FASB Accounting Standards Codification Topic 805 (“ASC 805”).  ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  The new standard also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  The new standard is effective for the Company for fiscal year 2010 and will be effective for business combinations entered into this fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, (“SFAS 160”).  SFAS 160 has subsequently been codified in the FASB Accounting Standards Codification Topic 810 (“ASC 810”).  The new standard amends previous accounting standards to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard is effective for the Company this fiscal year.

The FASB’s Emerging Issues Task Force has issued new accounting guidance for revenue arrangements with multiple deliverables.  Under current accounting guidance, one of the requirements for recognition of revenue for a delivered item under a multiple element arrangement is that there must be objective and verifiable evidence of the standalone selling price of the undelivered item.  The new guidance eliminates that requirement and requires an entity to estimate the selling price of each element in the arrangement.  The result will likely be that more arrangements will be separated into multiple elements of accounting than was previously the case.

The new guidance is effective for the Company as of April 1, 2011 and must be applied prospectively to new arrangements entered into beginning on that date.  Early adoption is permitted as of the beginning of a fiscal year.  If the new guidance is adopted early in a period other than the first period of the fiscal year, the guidance must be adopted retrospectively to the beginning of the fiscal year of adoption.  Retrospective application to prior years is allowed, but not required.  In the initial year of application, certain qualitative and quantitative disclosures about the impact of the adoption are required.

The Company has not yet determined the impact of adoption, although management believes that the new guidance will generally require separation of more units of accounting than under the current accounting guidance.  The Company has not yet determined whether to adopt as of the required adoption date or to adopt in an earlier period.

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

•	the possibility that certain contracts may not generate the anticipated revenue or profitability or may not be closed within the anticipated time frames;

•	the possibility that significant customers may experience extreme, severe economic difficulty or otherwise reduce the amount of business they do with us;

•
the possibility that we will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;

•	the possibility that we may not be able to attract, retain or motivate qualified technical, sales and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that negative changes in economic conditions in general or other conditions might lead to a reduction in demand for our products and services;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the company;

•	the possibility that the historical seasonality of our business may change;

•	the possibility that we will not be able to achieve cost reductions and avoid unanticipated costs;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that changes in accounting pronouncements may occur and may impact these forward-looking statements; and

•	the possibility that we may encounter difficulties when entering new markets or industries.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its variable interest debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2009 and March 31, 2009, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of September 30, 2009 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009 our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders of the Company was held on August 19, 2009.

(c)           At the meeting, the shareholders voted on the following two proposals:

1)
A proposal for the election of four directors – Voting results for each individual nominee were as follows: Michael J. Durham – 64,938,158 votes for, 6,311,160 votes against, and 76,278 votes abstained; Ann Die Hasselmo – 65,954,413 votes for, 5,302,477 votes against, and 68,706 votes abstained; William J. Henderson – 66,727,141 votes for, 4,529,262 votes against, and 69,193 votes abstained; and John A. Meyer – 66,276,735 votes for, 4,974,290 votes against, and 74,571 votes abstained.  .

2)
A proposal to ratify the independent auditors of the Company – Voting results for this proposal were as follows:  70,155,306 votes for; 1,103,645 votes against, 66,645 votes abstained, and 0 broker non votes.

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

Dated:  November 6, 2009

By:  /s/Christopher W. Wolf
(Signature)
Christopher W. Wolf
Chief Financial Officer
(principal financial and accounting officer)