Form 10-Q
period 2009-12-31
ACXIOM CORP
filed 2010-02-08
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes [ ]	No [X]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 4, 2010 was 79,147,630.

ACXIOM CORPORATION AND SUBSIDIARIES INDEX REPORT ON FORM 10-Q December 31, 2009
Part I.		Financial Information	Page No.
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets
		as of December 31, 2009 and March 31, 2009 (Unaudited)	3
		Condensed Consolidated Statements of Operations
		for the Three Months ended December 31, 2009 and 2008 (Unaudited)	4
		Condensed Consolidated Statements of Operations
		for the Nine Months ended December 31, 2009 and 2008 (Unaudited)	5
		Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
		for the Nine Months ended December 31, 2009 (Unaudited)	6
		Condensed Consolidated Statements of Cash Flows
		for the Nine Months ended December 31, 2009 and 2008 (Unaudited)	7-8
		Notes to Condensed Consolidated Financial Statements	9-20
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30
	Item 4.	Controls and Procedures	30

Part II.		Other Information
	Item 1.	Legal Proceedings	31
	Item 6.	Exhibits	31

Signature			32

PART I.  FINANCIAL INFORMATION
Item 1.  Financials Statements
ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)
	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$200,582	$177,166
Trade accounts receivable, net	180,546	184,814
Deferred income taxes	45,481	45,641
Refundable income taxes	-	4,579
Other current assets	46,042	46,873
Total current assets	472,651	459,073
Property and equipment, net of accumulated depreciation and amortization	220,979	214,589
Software, net of accumulated amortization	43,077	52,798
Goodwill	474,597	454,944
Purchased software licenses, net of accumulated amortization	51,499	65,341
Deferred costs, net	71,512	70,343
Data acquisition costs, net	24,871	31,317
Other assets, net	18,366	18,938
	$1,377,552	$1,367,343
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$41,485	$40,967
Trade accounts payable	23,575	27,701
Accrued expenses:
Payroll	28,105	44,823
Other	85,769	86,072
Deferred revenue	57,426	54,991
Income taxes	121	-
Total current liabilities	236,481	254,554
Long-term debt	483,846	537,272
Deferred income taxes	79,505	58,526
Other liabilities	10,588	9,321
Commitments and contingencies
Equity:
Common stock	11,625	11,576
Additional paid-in capital	810,236	800,094
Retained earnings	469,851	441,950
Accumulated other comprehensive income (loss)	9,638	(6,238)
Treasury stock, at cost	(738,601)	(739,712)
Total Acxiom stockholders' equity	562,749	507,670
Noncontrolling interest	4,383	-
Total equity	567,132	507,670
	$1,377,552	$1,367,343

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share amounts)
	For the Three Months ended December 31
	2009	2008
Revenue:
Services	$218,340	$231,077
Products	65,467	89,979
Total revenue	283,807	321,056
Operating costs and expenses:
Cost of revenue
Services	163,206	173,433
Products	46,727	70,487
Total cost of revenue	209,933	243,920
Selling, general and administrative	43,477	42,560
Gains, losses and other items, net	538	43,175
Total operating costs and expenses	253,948	329,655
Income (loss) from operations	29,859	(8,599)
Other income (expense):
Interest expense	(5,687)	(8,105)
Other, net	198	140
Total other income (expense)	(5,489)	(7,965)
Earnings (loss) before income taxes	24,370	(16,564)
Income taxes	10,212	(5,115)
Net earnings (loss)	$14,158	$(11,449)
Less: Net earnings (loss) attributable to noncontrolling interest	(104)	-
Net earnings (loss) attributable to Acxiom	$14,262	$(11,449)

Earnings (loss) per share:
Basic	$0.18	$(0.15)
Diluted	$0.18	$(0.15)

Earnings (loss) per share attributable to Acxiom stockholders:
Basic	$0.18	$(0.15)
Diluted	$0.18	$(0.15)
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share amounts)
	For the Nine Months ended December 31
	2009	2008
Revenue:
Services	$627,879	$701,377
Products	183,014	279,687
Total revenue	810,893	981,064
Operating costs and expenses:
Cost of revenue
Services	488,574	533,280
Products	138,775	225,242
Total cost of revenue	627,349	758,522
Selling, general and administrative	119,084	131,030
Gains, losses and other items, net	858	40,260
Total operating costs and expenses	747,291	929,812
Income from operations	63,602	51,252
Other income (expense):
Interest expense	(16,615)	(26,155)
Other, net	303	1,786
Total other income (expense)	(16,312)	(24,369)
Earnings before income taxes	47,290	26,883
Income taxes	19,493	11,829
Net earnings	$27,797	$15,054
Less: net earnings (loss) attributable to noncontrolling interest	(104)	-
Net earnings attributable to Acxiom	$27,901	$15,054

Earnings per share:
Basic	$0.35	$0.19
Diluted	$0.35	$0.19

Earnings per share attributable to Acxiom stockholders
Basic	$0.35	$0.19
Diluted	$0.35	$0.19

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2009
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income (loss)	earnings	income (loss)	of shares	Amount	interest	equity
Balances at March 31, 2009	115,756,876	$11,576	$800,094		$441,950	$(6,238)	(37,224,867)	$(739,712)	$-	$507,670
Employee stock awards, benefit plans and other issuances	349,060	35	2,979	$-	-	-	-	-	-	. 3,014
Restricted stock units vested	144,258	14	(14)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	7,177	-	-	-	70,631	1,111	-	8,288
Purchase of MENA	-	-	-	-	-	-	-	-	4,030	4,030
Noncontrolling interest equity contributions	-	-	-	-	-	-	-	-	457	457
Comprehensive income
Foreign currency translation	-	-	-	15,953	-	15,953	-	-	-	15,953
Unrealized loss on interest rate swap	-	-	-	(50)	-	(50)	-	-	-	(50)
Unrealized loss on marketable securities	-	-	-	(27)	-	(27)	-	-	-	(27)
Net earnings (loss)	-	-	-	27,797	27,901	-	-	-	(104)	27,797
Total comprehensive income				$43,673
Balances at December 31, 2009	116,250,194	$11,625	$810,236		$469,851	$9,638	(37,154,236)	$(738,601)	$4,383	$567,132

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2009	2008
Cash flows from operating activities:
Net earnings	$27,797	$15,054
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,912	154,297
Loss on disposal of assets, net	410	22,654
Deferred income taxes	23,100	5,069
Non-cash share-based compensation expense	8,288	8,040
Changes in operating assets and liabilities:
Accounts receivable, net	5	(9,377)
Deferred costs	(15,381)	(2,986)
Other assets	11,913	13,875
Accounts payable and other liabilities	(31,214)	(6,222)
Deferred revenue	1,548	(6,215)
Net cash provided by operating activities	151,378	194,189
Cash flows from investing activities:
Payments received (paid) for investments	(1,000)	2,596
Sale of assets	1,058	24,174
Capitalized software development costs	(6,661)	(13,001)
Capital expenditures	(31,372)	(19,183)
Cash collected from the sale and license of software	-	2,000
Data acquisition costs	(14,231)	(22,954)
Net cash paid in acquisitions	(3,428)	(15,403)
Net cash used in investing activities	(55,634)	(41,771)
Cash flows from financing activities:
Payments of debt	(72,442)	(73,694)
Fees for debt refinancing	(4,563)	-
Dividends paid	-	(9,312)
Sale of common stock	3,014	8,362
Income tax benefit of stock options, warrants and restricted stock	-	115
Acquisition of treasury stock	(307)	(655)
Noncontrolling interests equity contributions	457	-
Net cash used in financing activities	(73,841)	(75,184)
Effect of exchange rate changes on cash	1,513	(1,820)
Net increase in cash and cash equivalents	23,416	75,414
Cash and cash equivalents at beginning of period	177,166	62,661
Cash and cash equivalents at end of period	$200,582	$138,075

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) (Dollars in thousands)
	For the Nine Months ended December 31
	2009	2008
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$16,807	$24,468
Income taxes	(8,450)	(3,029)
Payments on capital leases and installment payment arrangements	22,607	33,116
Payments on software and data license liabilities	6,134	19,887
Prepayments of debt	37,500	14,500
Other debt payments, excluding line of credit	6,201	6,191
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	18,247	7,892
Enterprise software licenses acquired under software obligations	611	1,546
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Annual Report”), as filed with the Commission on May 29, 2009.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2009 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2010.

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

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 was subsequently codified in the FASB Accounting Standards Codification Topic 855 (“ASC 855”).  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In accordance with this standard, which was effective beginning with the quarter ended June 30, 2009, management has evaluated subsequent events for accounting and disclosure through the date of filing this quarterly report on Form 10-Q, which is February 8, 2010.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):
	For the quarter ended December 31		For the nine months ended December 31
	2009	2008	2009	2008
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$14,158	$(11,449)	$27,797	$15,054
Denominator – weighted-average shares outstanding	79,068	78,086	78,883	77,735
Basic earnings (loss) per share	$0.18	$(0.15)	$0.35	$0.19
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$14,158	$(11,449)	$27,797	$15,054

Denominator:
Weighted-average shares outstanding	79,068	78,086	78,883	77,735
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	802	-	537	345
	79,870	78,086	79,420	78,080
Diluted earnings (loss) per share	$0.18	$(0.15)	$0.35	$0.19

	For the quarter ended December 31		For the nine months ended December 31
	2009	2008	2009	2008
Basic earnings (loss) per share attributable to Acxiom stockholders:
Numerator – net earnings (loss)	$14,262	$(11,449)	$27,901	$15,054
Denominator – weighted-average shares outstanding	79,068	78,086	78,883	77,735
Basic earnings (loss) per share attributable to stockholders	$0.18	$(0.15)	$0.35	$0.19
Diluted earnings (loss) per share attributable to Acxiom stockholders:
Numerator – net earnings (loss)	$14,262	$(11,449)	$27,901	$15,054

Denominator:
Weighted-average shares outstanding	79,068	78,086	78,883	77,735
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	802	-	537	345
	79,870	78,086	79,420	78,080
Diluted earnings (loss) per share attributable to stockholders	$0.18	$(0.15)	$0.35	$0.19

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY (continued):

As of December 31, 2009, the Company had options and warrants outstanding providing for the purchase of approximately 12.1 million shares of common stock.  As of December 31, 2008, the Company had options and warrants outstanding providing for the purchase of approximately 12.3 million shares of common stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2009	2008	2009	2008
Number of shares outstanding under options, warrants and restricted stock units	10,336	12,286	11,594	11,247
Range of exercise prices for options and warrants	$11.87-$268.55	$8.36-$268.55	$10.66-$268.55	$11.50-$268.55

Stockholders’ Equity

The Company did not declare a dividend on its common stock in the nine months ended December 31, 2009.  The Company declared dividends on its common stock of $0.12 per share in the nine months ended December 31, 2008.

There were no shares repurchased under the Company’s common stock repurchase program in the nine months ended December 31, 2009.  In the nine months ended December 31, 2008 the Company repurchased 0.14 million shares for $1.0 million.  The share repurchase program has expired as of November 7, 2009.  In the nine months ending December 31, 2009, the Company issued 70,631 shares of treasury stock to members of the board who elected to receive their annual compensation in Company stock.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2009, there were a total of 4.7 million shares available for future grants under the plans.

The Company granted 532,000 stock options in the nine months ended December 31, 2009.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2009 was $4.61.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.5%; expected option life of 5.4 years and expected volatility of 54%.  The Company granted 689,126 stock options in the nine months ended December 31, 2008.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2008 was $4.39.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 36.6%.

3.           SHARE-BASED COMPENSATION (continued):

Option activity for the nine months ended December 31, 2009 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2009	10,414,093	$20.83
Granted	532,000	$8.91
Exercised	(28,657)	$8.52		$141
Forfeited or cancelled	(305,688)	$20.17
Outstanding at December 31, 2009	10,611,748	$20.29	6.32	$5,799
Exercisable at December 31, 2009	8,891,105	$21.71	5.88	$2,454

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2010 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on December 31, 2009.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2009:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	648,420	8.85 years	$8.72	78,920	$7.23
$10.22 - $ 15.00	2,411,762	7.30 years	$12.42	1,603,119	$12.31
$15.10 - $ 19.82	2,482,464	6.10 years	$16.48	2,289,964	$16.55
$20.12 - $ 25.00	2,569,521	6.59 years	$22.98	2,494,521	$22.92
$25.44 - $ 29.30	1,407,078	4.94 years	$26.81	1,332,078	$26.76
$30.93 - $ 39.12	806,843	4.26 years	$35.69	806,843	$35.69
$40.50 - $ 75.55	282,930	4.57 years	$44.51	282,930	$44.51
$168.61 - $268.55	2,730	0.13 years	$213.46	2,730	$213.46
	10,611,748	6.32 years	$20.29	8,891,105	$21.71

Total expense related to stock options for the nine months ended December 31, 2009 and 2008 was approximately $1.8 million and $1.7 million respectively.  Future expense for these options is expected to be approximately $6.0 million over the next four years.

Restricted Stock Unit Activity
Non-vested restricted stock unit activity for the period ending December 31, 2009 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2009	1,499,470	$13.83	2.49
Granted	1,545,000	$9.57
Vested	(144,258)	$23.65
Forfeited or cancelled	(161,158)	$12.87
Outstanding at December 31, 2009	2,739,054	$11.19	2.47

3.           SHARE-BASED COMPENSATION (continued):

During the nine months ended December 31, 2009, the Company granted restricted stock units covering 1,545,000 shares of common stock with a value at the date of grant of $14.2 million.  The value at the date of grant is determined by reference to quoted market prices for the shares.  Of the restricted stock units granted in the current period, 946,000 vest in equal annual increments over four years.  The remaining 599,000 vest subject to 1) the Company’s achievement of certain performance criteria and 2) the individual remaining employed by the Company for three years.  If both criteria are met the units vest three years from the date of grant.  The expense related to restricted stock in the nine months ended December 31, 2009 was $5.8 million.  During the nine months ended December 31, 2008, the Company granted restricted stock units covering 851,532 shares of common stock with a value at the date of grant of $11.0 million.  Of the restricted stock units granted in that period, 275,963 vest in equal annual increments over four years and the remaining 575,569 vest at the end of three years and were subject to performance criteria that was met as of March 31, 2009.  Future expense for restricted stock units is expected to be approximately $16.4 million over the next four years.

4.           ACQUISITIONS:

In December 2009, the Company acquired a 51% interest in Direct Marketing Services (“DMS”), with operations in Saudi Arabia and the United Arab Emirates.  Upon acquisition DMS was reorganized as a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia and renamed Acxiom Middle East and North Africa, LTD (“MENA”).  The acquisition allows the Company to expand into this strategic geographic area.  The purchase price for DMS was $3.8 million in cash, not including the amount, if any, to be paid pursuant to an earnout agreement where additional payment is contingent on MENA’s financial performance for the period ending on December 31, 2012.  Financial performance under the earnout will be measured based on MENA’s calculation of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The actual EBITDA will be divided by $18.3 million and that percentage multiplied by $6.1 million to determine the earnout payment.  There will be no earnout payment if the actual EBITDA does not exceed $12.8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented.  DMS has annual revenue of less than $5 million.  The results of operation for MENA are included in the Company’s consolidated results beginning December 1, 2009.

The following table shows the allocation of the purchase price for the above acquisition to assets acquired and liabilities assumed (dollars in thousands):
MENA
Assets acquired:
Cash	$40
Goodwill	4,824
Other intangible assets	3,250
Other current and noncurrent assets	2,139
10,253
Accounts payable, accrued expenses and capital leases assumed	(2,027)
Net assets acquired	8,226
Less:
Cash acquired	40
Earnout liability	371
Noncontrolling interest	4,030
Net cash paid	$3,785

The above allocation of the purchase price is preliminary, pending the completion of a final valuation of the intangible assets.  The value of the noncontrolling interest was estimated based on the purchase price paid by Acxiom for its interest.  The amount allocated to goodwill is primarily due to the assembled work force of MENA.

4.           ACQUISITIONS (continued):

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”).  The Company paid $9.0 million, of which $4.5 million was paid into two escrow accounts which were subject to escrow arrangements finally resolved during the quarter ended September 30, 2009.  A total of $0.5 million of one of the escrow funds has been released to reimburse the Company for costs incurred.  Of the remaining $4.0 million escrow fund, $3.6 million has been paid to the sellers and approximately $0.4 million has been returned to the Company.  The $4.0 million placed into escrow was originally treated as purchase price, therefore the $0.4 million returned to the Company has been recorded as a reduction of purchase price and the $3.6 million has been charged to goodwill.  The acquired business had annual revenue of approximately $16.0 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented.  Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2009	March 31, 2009
Current portion of unbilled and notes receivable	$1,141	$1,730
Prepaid expenses	32,817	31,313
Assets of non-qualified retirement plan	11,932	8,155
Escrowed cash	-	4,344
Other miscellaneous assets	152	1,331
Other current assets	$46,042	$46,873

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2009	March 31, 2009
Acquired intangible assets, net	$10,777	$11,579
Noncurrent portion of unbilled and notes receivable	2,965	3,367
Other miscellaneous noncurrent assets	4,624	3,992
Other assets	$18,366	$18,938

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

The carrying amount of goodwill, by business segment, for the nine months ended December 31, 2009 is presented in the following table.

(dollars in thousands)	Services	Products	Total
Balance at March 31, 2009	$336,406	$118,538	$454,944
MENA acquisition	4,824	-	4,824
Purchase adjustments	5,064	-	5,064
Change in foreign currency translation adjustment	2,929	6,836	9,765
Balance at December 31, 2009	$349,223	$125,374	$474,597

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31, 2009	March 31, 2009
Term loan credit agreement	$448,500	$490,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	42,957	46,646
Warrants	1,499	1,492
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	9,833	12,423
Data license agreement	-	2,934
Other debt and long-term liabilities	22,542	24,244
Total long-term debt and capital leases	525,331	578,239
Less current installments	41,485	40,967
Long-term debt, excluding current installments	$483,846	$537,272

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders have agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who have not agreed to extend the maturity date become Tranche 1 Term Lenders.  Certain lenders have also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who have not agreed to extend the maturity date of the revolving loan commitment become Tranche 1 Revolving Lenders.  Of the $450 million balance of the existing term loan on the date of the Amendment, approximately $75 million was held by Tranche 1 Term Lenders and $375 million was held by Tranche 2 Term Lenders.  Of the existing $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

7.           LONG-TERM DEBT (continued):

Tranche 1 of the term loan is payable in quarterly installments of approximately $0.2 million each, through September 30, 2011, followed by four quarterly installments of approximately $18.1 million each with the last payment due September 15, 2012.  Tranche 2 of the term loan is payable in quarterly installments of approximately $1.3 million each, through September 30, 2011, followed by thirteen quarterly installments of $1.5 million each with a final payment of approximately $345.9 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at December 31, 2009 or March 31, 2009.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted average interest rate on term loan borrowings at December 31, 2009 was 3.7%.  Outstanding letters of credit at December 31, 2009 were $3.9 million.

The term loan also allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2009, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2009 was 0.3%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2009.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2009, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $4.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2009.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $10.7 million at December 31, 2009 and $10.0 million at March 31, 2009.

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

The gains, losses and other items are reported as other, since the Company does not hold the individual segments responsible for these charges.  The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2009	2008	2009	2008
Revenue:
Information services	$218,340	$231,077	$627,879	$701,377
Information products	65,467	89,979	183,014	279,687
Total revenue	$283,807	$321,056	$810,893	$981,064

Income (loss) from operations:
Information services	$27,565	$30,358	$63,374	$84,524
Information products	2,832	4,218	1,086	6,988
Other	(538)	(43,175)	(858)	(40,260)
Income from operations	$29,859	$(8,599)	$63,602	$51,252

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2009 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2009	$8,233	$23,932	$32,165
Payments	(4,988)	(3,302)	(8,290)
Adjustments	831	386	1,217
Balance at December 31, 2009	$4,076	$21,016	$25,092

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued):

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

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe.  Of the amount accrued, $2.9 million remained accrued as of December 31, 2009.  These costs are expected to be paid out in fiscal 2010.

The lease accruals of $3.2 million were evaluated under the accounting standard which governs exit costs.  The accounting standard requires the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The remaining amount accrued at December 31, 2009 is $2.1 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated.  Of the $19.3 million accrued, $1.0 million remained accrued as of December 31, 2009.  These costs are expected to be paid out in fiscal 2010.

The lease accruals of $19.0 million were evaluated under the accounting standard which governs exit costs.  The remaining amount accrued at December 31, 2009 is $12.8 million.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

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

Gains, Losses and Other Items

Gains, losses and other items for each of the quarters presented are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2009	2008	2009	2008
Gain on disposition of operations in France	(442)	(1,071)	(442)	(1,910)
Software and data disposal	-	26,485		26,485
Restructuring plan	(5)	17,761	230	17,194
Other	985	-	1,070	(1,509)
	$538	$43,175	$858	$40,260

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data.  The Company maintains that the Company’s usage of data has been in compliance with the applicable law.  However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office.  During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued.  As of December 31, 2009 the Company has a remaining accrual for this matter of $0.5 million.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease payments of $109.2 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At December 31, 2009 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $1.5 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2010 is approximately 40-42%.

At December 31, 2009, the Company had $6.2 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.9 million. It is reasonably possible that the amount of unrecognized tax benefit with respect to the Company's uncertain tax positions will increase or decrease during the next 12 months. However, management does not expect the change to have a significant effect on consolidated results of operations or financial position.

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

Long-term debt—The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2009, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$11,932	$-	$-	$11,932
Total assets	$11,932	$-	$-	$11,932

Liabilities:
Other current liabilities	$11,932	$-	$-	$11,932
Long-term debt	-	1,499	-	1,499
Other liabilities	-	4,007	-	4,007
Total liabilities	$11,932	$5,506	$-	$17,438

PART I.  FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

At Acxiom (“Acxiom” or “the Company”) (Nasdaq: ACXM), we provide global interactive marketing services for the world’s leading companies to help them solve some of their most complex marketing problems.  Our products, services and thought leadership enable them to acquire new customers, retain their most valuable customers, communicate with customers in the methods and times they prefer, and make profitable marketing and business decisions.  Acxiom’s unmatched customer insight is achieved by blending the world’s largest repository of consumer data, award-winning technology and analytics, multi-channel expertise, privacy leadership, and superior knowledge of a wide spectrum of industries.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, with locations throughout the United States (“US”) and Europe, and in Australia, China, and the Middle East.

Highlights of the quarter ended December 31, 2009 are identified below.

•	Revenue of $283.8 million, a decrease of 11.6 % from $321.1 million in the third fiscal quarter a year ago. This also represents an increase of 4.7% compared to the most recent sequential quarter.

•	Revenue increased $12.7 million, or 4.7% compared to the second quarter of the current fiscal year.

•	Income from operations of $29.9 million, a $38.5 million increase compared to a loss of $8.6 million in the third fiscal quarter last year.

•	Pre-tax earnings of $24.4 million, compared to a pre-tax loss of $16.6 million in the third quarter of fiscal 2009.

•	Diluted earnings per share of $0.18, compared to diluted loss per share of $0.15 in the third fiscal quarter last year.

•	Operating cash flow of $74.5 million compared to operating cash flow of $78.9 million for the same quarter in the prior year.

These highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended December 31			For the nine months ended December 31
	2009	2008	% Change	2009	2008	% Change
Revenue
Services	$218.3	$231.1	(6)%	$627.9	$701.4	(10)%
Products	65.5	90.0	(27)%	183.0	279.7	(35)%
	$283.8	$321.1	(12)%	$810.9	$981.1	(17)%
Total operating costs and expenses	253.9	329.7	(23)%	747.3	929.8	(20)%
Income from operations	$29.9	$(8.6)	447%	$63.6	$51.3	24%
Diluted earnings per share	$0.18	$(0.15)	220%	$0.35	$0.19	84%

Revenues
Services revenue for the quarter ended December 31, 2009 was $218.3 million.  This represents a $12.7 million decrease or 5.5% when compared to the same period in the prior year.  On a geographic basis, International services increased by approximately $0.3 million while US services decreased approximately $13.0 million.  By line of business, the revenue decline was primarily attributable to a $17.5 million decrease in Multi-channel Marketing Services.  This decline was offset by a $1.2 million increase in Consulting and a $3.0 million increase in Infrastructure Management.  Of the $17.5 million decline in Multi-channel Marketing Services, the Financial Services verticals accounted for $13.5 million of the decline.  Over the last year, revenue reductions have occurred due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues.  However, services revenue increased 3.9% compared to the most recent sequential quarter, which was also up 5.5% compared to the June 30, 2009 quarter.  The Company’s traditional direct marketing operations typically experience lower revenue in the first quarter of the fiscal year, compared to the second, third and fourth quarters.  Infrastructure Management was positively impacted by the signing of new business in the current year.

Services revenue for the nine months ended December 31, 2009 was $627.9 million.  This represents a $73.5 million decrease or 10.5% when compared to the same period in the prior year.  On a geographic basis, International services decreased approximately $5.0 million while US services decreased approximately $68.5 million.  The $5.0 million decrease in International services was primarily due to unfavorable exchange rate movement.  By line of business, revenue declined in most areas with a $3.5 million decrease in CDI Services, a $60.5 million decrease in Multi-channel Marketing Services, and a $6.8 million decrease in Infrastructure Management.  Of the $60.5 million decrease in Multi-channel Marketing Services, the Financial Services vertical accounted for $43.6 million of the decline.  Over the last year, revenue reductions have occurred due to contract renegotiations for reduced amounts, lost contracts, volume reductions, and contracts terminated because of economic issues.  The decline in Infrastructure Management is driven by contract reductions with a few large IT clients and lost contracts.  Infrastructure Management revenue was positively impacted by the signing of new business in the current year.

Products revenue for the quarter ended December 31, 2009 was $65.5 million.  This represents a $24.5 million decrease or 27.2% when compared to the same period in the prior year.  During the fourth quarter of fiscal 2009, a large pass-through data contract was amended and as such the revenue is no longer reported on a gross basis.  Excluding the $20.1 million in prior year pass-through revenue related to this contract, products revenue was down $4.4 million, or 6.3%.  International operations accounted for $2.2 million of the decrease.  Excluding the $1.9 million favorable impact of exchange rates, International product revenue declined $4.1 million.  International operations were impacted by much lower ad hoc and project activity.  The remaining $2.2 million decline was due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated because of economic issues in US industry verticals.  Product revenue increased 7.5% compared to the most recent sequential quarter, which was also up 7.5% compared to the June 30, 2009 quarter.

Products revenue for the nine months ended December 31, 2009 was $183.0 million.  This represents a $96.7 million decrease or 34.6% when compared to the same period in the prior year.  Excluding the prior year pass-through revenue of $63.8 million related to the amended data contract, products revenue was down $32.8 million, or 15.2%.  The International operations declined $19.6 million of which $2.0 million was due to the impact of exchange rates.  International operations were impacted by much lower ad hoc and project activity, in particular in the U.K.  The remaining $13.2 million decline was due to contract renegotiations for reduced amounts, lost contracts, volume reductions and contracts terminated in US industry verticals.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2009	2008	% Change	2009	2008	% Change
Cost of revenue
Services	$163.2	$173.4	(6)%	$488.5	$533.3	(8)%
Products	46.7	70.5	(34)%	138.8	225.2	(38)%
Total cost of revenue	$209.9	$243.9	(14)%	$627.3	$758.5	(17)%
Selling, general and Administrative	43.5	42.6	2%	119.1	131.0	(9)%
Gains, losses and other items, net	0.5	43.2	(99)%	0.9	40.3	(98)%
Total operating costs and expenses	$253.9	$329.7	(23)%	$747.3	$929.8	(20	) %

	For the quarter ended December 31		For the nine months ended December 31
	2009	2008	2009	2008
Gross profit margin
Services	25.3%	24.9%	22.2%	24.0%
Products	28.6	21.7	24.2	19.5
Total gross profit margin	26.0%	24.0%	22.6%	22.7%
Operating profit margin	10.5%	(2.7)%	7.8%	5.2%

Cost of services revenue of $163.2 million for the quarter ending December 31, 2009 represents a decrease of $10.2 million compared to the same quarter a year ago.  Gross margin for services revenue increased from 24.9% to 25.3%.  Cost of services revenue of $488.5 million for the nine months ended December 31, 2009 represents a decrease of $44.7 million compared to the same period a year ago.  Gross margin for services revenue decreased from 24.0% to 22.2%.  Gross margin was impacted by the large decline in revenue from particularly high margin, volume-based business.  Operating expenses have been reduced significantly as revenues have declined.  However, due to the reduction in volume-based revenue, margins have suffered on a year-to-date basis.  The margin impact on this volume-based business has been mitigated by efficiency improvements in data processing and delivery operations.

Cost of products revenue of $46.7 million for the quarter ending December 31, 2009 represents a decrease of $23.8 million compared to the same quarter a year ago.  Products revenue gross margins increased from 21.7% a year ago to 28.6% in this quarter.  Excluding pass-through data and related costs in the prior year of $20.1 million, product costs actually decreased approximately 7.3% and margins on non-pass-through products increased to 28.6% from 27.9% a year ago.  Cost of products revenue of $138.8 million for the nine months ending December 31, 2009 represents a decrease of $86.5 million compared to the same nine-month period a year ago.  Products revenue gross margins increased from 19.5% a year ago to 24.2%.  Excluding pass-through data and related costs in the prior year of $63.9 million, product costs actually decreased approximately 14.0% and margins on non-pass-through products decreased to 24.2% from 25.2% a year ago.  Margins for Products have been impacted in a similar fashion to Services.  The impact of losses of high margin, volume-based business, in particular in Europe, has been offset by efficiency improvements in the delivery functions.

Selling, general, and administrative expenses were $43.5 million for the quarter ended December 31, 2009.  This represents a $0.9 million increase over the prior-year quarter.  As a percent of total revenue, these expenses were 15.3% compared to 13.3% a year ago.  Selling, general, and administrative expenses were $119.1 million for the nine months ended December 31, 2009.  This represents an $11.9 million decrease over the prior-year period.  As a percent of total revenue, these expenses are 14.7% compared to 13.4% a year ago.  Current year SG&A expenses reflect the cost savings initiated during both the current and prior year.  Additionally, the current quarter was impacted by an increase in health insurance claims costs of $3.3 million and in sales commission costs of $1.0 million.

Gains, losses and other items were a $0.5 million expense during the quarter ended December 31, 2009.  Gains, losses and other items were a $0.9 million expense for the nine months ended December 31, 2009

Gains, losses and other items were a $43.2 million expense during the quarter ended December 31, 2008.  The balances primarily represent restructuring costs for severance-related accruals of $12.6 million and facility-related accruals of $5.2 million as well as software and other asset disposals of $26.5 million.  Offsetting these losses is an adjustment on the gain on the sale of GIS of 1.1 million.

Gains, losses and other items were a $40.3 million expense for the nine months ended December 31, 2008.  In addition to the amounts recorded in the quarter, the balance includes a $1.1 million gain on the sale of a building in Phoenix, a $1.0 million gain on a previously unrecognized note and an expense of $1.0 million for a legal contingency accrual.

Other Income (Expense)
Interest expense for the quarter ended December 31, 2009 was $5.7 million compared to $8.1 million a year ago due primarily to a $42.0 million decline in the average term loan debt balance and a decline of approximately 130 basis points on the term loan average interest rate.  Interest expense for the nine months ended December 31, 2009 was $16.6 million compared to $26.2 million a year ago.

Other income for the nine months ended December 31, 2009 was $0.3 million compared to $1.8 million a year ago.  The prior year included a $1.1 million gain from a real estate joint venture.  Other income is comprised primarily of interest income on notes receivable and investment income.

Income taxes
The anticipated effective tax rate for fiscal 2010 is approximately 40-42%.  The prior-year rate was 44%.  The current and prior- year rates both reflect the impact of losses in certain foreign jurisdictions.  The Company does not record the tax benefit of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2009 totaled $236.2 million compared to $204.5 million at March 31, 2009.  Total current assets increased $13.6 million due to an increase in cash and cash equivalents of $23.4 million offset by decreases in trade accounts receivable of $4.3 million, refundable income taxes of $4.6 million, and other current assets of $0.8 million.  Current liabilities decreased $18.1 million due to decreases in payroll accruals of $16.7 million and trade accounts payable of $4.1 million; offset by increases in deferred revenue of $2.4 million.  The Company has made $37.5 million in pre-payments on its term loan during the nine months ended December 31, 2009.

Accounts receivable days sales outstanding (“DSO”) was 59 days at December 31, 2009 and was 56 days at March 31, 2009, and is calculated as follows (dollars in thousands):

	December 31, 2009	March 31, 2009
Numerator – trade accounts receivable, net	$180,546	$184,814
Denominator:
Quarter revenue	283,807	295,509
Number of days in quarter	92	90
Average daily revenue	$3,085	$3,283
Days sales outstanding	59	56

Net cash provided by operating activities for the nine months ended December 31, 2009 declined 22.0% to $151.4 million.  This was a result of increases in net earnings of $12.7 million, deferred income taxes of $18.0 million, change in accounts receivable of $9.4 million, and change in deferred revenue of $7.8 million; offset by decreases in depreciation and amortization of $29.4 million, loss on disposal of $22.2 million, change in other assets of $2.0 million, change in deferred costs of $12.4 million, and the change in accounts payable and other liabilities of $25.0 million.

Investing activities used $55.6 million in cash in the current year.  This included capitalization of data acquisition costs of $14.2 million and capitalization of software development costs of $6.7 million.  Capital expenditures were $31.4 million for the current year compared to $19.2 million in the prior year.  The Company paid $3.8 million for a 51% interest in MENA and paid $1.0 million for an investment.  The Company received $0.4 million in refunded cash from an escrow account set up for the acquisition of Precision Marketing and received $1.1 million for the sale of fixed and other assets.  The Company also acquired $18.2 million of property under capital leases.  Payments under these arrangements will be reflected in future cash flows as payments of debt.  Prior-year investing activities included $2.6 million cash received from investments, $24.2 million from the sale of assets and $2.0 million received from the sale and license of software.

Cash flows from financing activities include payments of debt of $72.4 million, including capital lease payments of $22.6 million, software license payments of $6.1 million, other debt payments of $1.7 million, and term loan debt payments of $42.0 million.  Additionally, the Company paid $4.6 million in debt refinancing fees.  The Company received proceeds of $0.5 million for the noncontrolling interest equity contributions in MENA.  Financing activities also include $3.0 million in proceeds from the sale of stock.  Prior-year financing activities also included dividends paid of $9.3 million.

Credit and Debt Facilities
Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders have agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who have not agreed to extend the maturity date become Tranche 1 Term Lenders.  Certain lenders have also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who have not agreed to extend the maturity date of the revolving loan commitment become Tranche 1 Revolving Lenders.  Of the $450 million balance of the existing term loan on the date of the Amendment, approximately $75 million was held by Tranche 1 Term Lenders and $375 million was held by Tranche 2 Term Lenders.  Of the existing $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 1 of the term loan is payable in quarterly installments of approximately $0.2 million each, through September 30, 2011, followed by four quarterly installments of approximately $18.1 million each with the last payment due September 15, 2012.  Tranche 2 of the term loan is payable in quarterly installments of approximately $1.3 million each, through September 30, 2011, followed by thirteen quarterly installments of $1.5 million each with a final payment of approximately $345.9 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at December 31, 2009 or March 31, 2009.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted average interest rate on term loan borrowings at December 31, 2009 was 3.0%.

The term loan also allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2009, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at December 31, 2009 was $1.5 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $3.9 million at December 31, 2009.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2009 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $6.2 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $4.0 million as the Company is not able to predict the periods in which these payments will be made. The column for 2010 represents the three months ending March 31, 2010.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease and installment payment obligations	$7,046	$15,686	$6,715	$3,161	$653	$9,696	$42,957
Software and data license liabilities	1,688	4,059	2,625	1,461	-	-	9,833
Other long-term debt	2,089	19,589	43,926	49,031	6,000	351,906	472,541
Total long-term obligations	10,823	39,334	53,266	53,653	6,653	361,602	525,331
Operating lease payments	9,754	23,549	15,716	11,864	10,382	37,981	109,246
Total contractual cash obligations	$20,577	$62,883	$68,982	$65,517	$17,035	$399,583	$634,577

	For the years ending March 31
	2010	2011	2012	2013	2014	Thereafter	Total
Purchase commitments on equipment and furniture leases	931	216	-	-	-	-	1,147
Other purchase commitments	41,492	44,413	32,794	19,622	9,753	17,197	165,271
Total purchase commitments	$42,423	$44,629	$32,794	$19,622	$9,753	$17,197	$166,418

The Company has provided notice to the remaining equipment and furniture lessors of its intention to purchase the assets at the end of each lease.  The other purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Other purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2009 (dollars in thousands):

Guarantee on certain partnership and other loans	1,532
Outstanding letters of credit	3,931

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $5.9 million as of December 31, 2009.

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

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Germany, Portugal, Poland, the Middle East, Australia and China.   Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”), which replaces SFAS 141.  SFAS 141R has subsequently been codified in the FASB Accounting Standards Codification Topic 805 (“ASC 805”).  ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  The new standard also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  The new standard is effective for the Company for fiscal year 2010 and is effective for business combinations entered into this fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 has subsequently been codified in the FASB Accounting Standards Codification Topic 810 (“ASC 810”).  The new standard amends previous accounting standards to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard is effective for the Company this fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its variable interest debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2009 and March 31, 2009, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

The Company has a presence in the United Kingdom, France, The Netherlands, Germany, Portugal, Poland, the Middle East, Australia and China.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments.  Acxiom, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of December 31, 2009 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009 our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 6	Exhibit

    (a)           The following exhibits are filed with this Report:

10.1
First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 13, 2009 among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 19, 2009).

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

Dated: February 8, 2010
By: /s/Christopher W. Wolf
(Signature) Christopher W. Wolf Chief Financial Officer (principal financial and accounting officer)