Form 10-K/A
ACXIOM CORP
filed 2010-03-31
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File 0-13163

ACXIOM CORPORATION
 (Exact name of Registrant as specified in its charter)

Delaware	71-0581897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 8180, 601 E. Third Street, Little Rock, Arkansas	72201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (501) 342-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒   No  

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No   

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer 
Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes      No   ☒

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

EXPLANATORY NOTE

Acxiom Corporation (the “Company” or “Acxiom”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as originally filed with the SEC, on March 24, 2009 (the “Original Form 10-K”), to add information required in Part III, Item 11 and Part IV, Item 15 of the Company’s Annual Report on the Original Form 10-K.

The purpose of this Amendment is to add information related to our “Executive Compensation” disclosure in Part III, Item 11 of our Original Form 10-K under the headings “Executive Compensation - Compensation Discussion and Analysis - Elements of Compensation” and “Executive Compensation - Compensation Discussion and Analysis - Cash Incentives,” and to add certain exhibits which were previously omitted from Part IV, Item 15(b) of our Original Form 10-K, in response to comments received from the SEC.  The revisions to Part III, Item 11: (1) disclose where actual base salaries, cash incentive opportunities and long term incentives for our named executive officers fell relative to the targeted percentile for each applicable element of compensation and discuss the specific reasons for any significant variances; and (2) identify our cash incentive performance measure of “free cash flow to equity” as a non-GAAP financial measure, and provide an explanation of how this measure is calculated from our audited financial statements.  The revisions to Part IV, Item 15(b) are: (1) to add Exhibit 10(x), which is an offer letter dated April 21, 2008, between Acxiom Corporation and Shawn M. Donovan; (2) to add Exhibit 10(y), which is an acceptance letter dated May 19, 2008, between Acxiom Corporation and Shawn M. Donovan; and (3) to incorporate by reference Exhibit 10(w), which is an offer letter dated May 9, 2007, between Acxiom Corporation and Christopher W. Wolf, which was previously filed as Exhibit 99.2 to Acxiom’s Current Report on Form 8-K dated May16, 2007.

In accordance with the SEC’s rules, we are re-filing the complete text of Item 15(b) and our entire “Executive Compensation” disclosure in this Amendment, but such text and disclosure have not changed except as indicated above, nor are we amending any other part of our Original Form 10-K.  As part of this Amendment, Exhibits 31(a), 31(b), 32(a) and 32(b), containing the certifications of our Chief Executive Officer and Chief Financial Officer that were filed as exhibits to the Original Form 10-K have been re-executed and re-filed as of the date of this Amendment.

This Amendment continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred subsequent to that filing.

PART III

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this Compensation Discussion and Analysis is to provide information about our philosophy and principles regarding the compensation program for our chief executive officer (“CEO”), chief financial officer (“CFO”) and the three other executive officers who were the most highly compensated in fiscal 2009 (the “Named Executive Officers” or “NEOs”).

The following individuals constitute the Named Executive Officers for fiscal 2009:

•	John A. Meyer, Chief Executive Officer & President

•	Christopher W. Wolf, Chief Financial Officer & Executive Vice President

•	John A. Adams, Chief Operating Officer & Executive Vice President

•	Jerry C. Jones, Chief Legal Officer & Senior Vice President

•	Shawn M. Donovan, Senior Vice President - Global Sales

Compensation Philosophy and Objectives

Acxiom is known for its innovation and leadership in creating customer and information management and marketing solutions for many of the largest and most respected companies in the world. We believe our compensation programs are an integral part of maintaining this reputation in the industry and achieving high levels of business performance over the long term. Our general compensation philosophy is that compensation should be designed to attract, retain and motivate our management team to achieve the business goals set by the Company on an annual and a long-term basis. In keeping with this philosophy, the key objectives of our compensation programs are to:

•	align leadership compensation with our business strategy, values and management initiatives,

•	align Company executives’ interests with our stockholders’ interests,

•	motivate executives to achieve the highest level of performance,

•	provide a strong link between pay and performance, and

•	attract and retain the best executives through competitive, market-based plans.

The purpose of these objectives is to allow us to effectively reward the overall effort and contribution of our executives while maintaining a close correlation between executive pay and Company performance. The following discussion shows how the Company uses compensation awards and a number of other incentives to achieve these objectives.

How We Determine Compensation

Role of the Compensation Committee and Executive Officers. The compensation committee of the board of directors oversees the design, development and implementation of the Company’s executive compensation program. It annually reviews and approves the compensation of the executive officers of the Company (including the NEOs) and the incentive compensation plans and applicable equity-based compensation plans. The compensation committee also periodically reviews the Company’s change in control, severance, retirement, deferred compensation programs, senior leadership benefits and perquisites to assure they are competitive and appropriate.

Senior management also plays a role in determining executive compensation. The Company’s Senior Vice President of Human Resources assists the compensation committee by providing external market information and analyses discussed below under “Compensation Benchmarking” and by providing the compensation committee a tally sheet detailing the various components of the CEO’s compensation. The CEO is responsible for recommending compensation actions involving the executive officers to the compensation committee for final determination and approval; however, the CEO does not participate in any of the compensation committee’s decisions regarding his own compensation.

Process for Determining CEO Compensation. The compensation committee annually evaluates the CEO’s performance in light of the Company’s goals and objectives relating to executive compensation, including maintaining competitive pay, linking pay to performance, promoting the creation of stockholder value and encouraging retention, and recommends the CEO’s compensation to the full board of directors based on this evaluation. For each element of the CEO’s compensation, the compensation committee also reviews the CEO’s employment agreement, as well as a tally sheet which provides the committee with information necessary to evaluate his total compensation package, rather than viewing isolated incremental changes, and assists the board in validating its strategy as it relates to the CEO’s total compensation. The compensation committee’s review of the tally sheet may lead to changes in certain elements of the CEO’s compensation if the committee determines such changes are appropriate in light of Company results or tax deductibility considerations. Any decisions regarding the CEO’s compensation are submitted by the compensation committee to the full board of directors for final approval.

Role of Compensation Consultant. The compensation committee periodically engages compensation consultants to provide advice and ongoing recommendations regarding executive compensation. In fiscal 2008 and 2009, Hewitt Associates LLC (“Hewitt”), a compensation consulting firm, was engaged to review the long-term incentive component of Acxiom’s pay program and to make recommendations for the fiscal 2009 long-term incentive program. The compensation committee used the information provided by Hewitt to establish a new program for long-term equity-based awards. The new program is described in further detail in “Elements of Compensation – Long-Term Incentives.” Other than providing the advice described above, Hewitt did not provide any other services to the Company or the compensation committee in fiscal 2009. In the future, the Company or the compensation committee may engage Hewitt or other compensation consultants to review and make recommendations on other components of compensation.

Compensation Benchmarking. Our compensation programs and practices are benchmarked each year against (a) a group of companies from a variety of high-tech industries (the “High-Tech Group”), and (b) a group of companies in the information services industry (the “Peer Group” and, collectively with the High Tech Group, the “Comparison Group”), with each group consisting mostly of companies with similar revenues as Acxiom. The Peer Group consists exclusively of information services companies against which we compete for the specialized talents and experience possessed by our NEOs. On the other hand, because many of the talents possessed by our NEOs may transcend a variety of industries, the companies in the High-Tech Group represent a cross section of high-tech industries other than the information services industry. For benchmarking against the High-Tech Group we utilize the following industry-recognized surveys:

•	IPAS Global Salary Survey for Technology Companies published by ICR Limited, L.C.

•	Radford Executive Survey published by Aon Consulting

For benchmarking against companies in the Peer Group, we utilize publicly available proxy information and survey data provided by Hewitt. The following companies comprise the Peer Group:

•	Ceridian Corp

•	The Dun & Bradstreet Corporation

•	Equifax, Inc.

•	Fair Isaac Corporation

•	Gartner, Inc.

•	Hewitt Associates, Inc.

•	IHS, Inc.

•	John Wiley & Sons, Inc.

•	Merrill Corporation

•	The MITRE Corporation

•	Moody’s Corporation

 Elements of Compensation

The compensation program for our senior management team consists of:

•	base salary

•	short-term cash incentives

•	long-term incentives

•	retirement benefits

•	broad-based employee benefits

Compensation Mix. Because of the ability of executive officers to directly influence stockholder value, and consistent with our philosophy of linking pay to performance, it is our goal to allocate a significant portion of compensation paid to our executive officers through performance-based incentive programs. We also strive to allocate total direct compensation in a manner that is competitive with our Comparison Group. Each of our compensation elements is designed to provide our NEOs with a distinct remuneration opportunity and, when taken together, they provide our NEOs with a balanced yet competitive mix of short- and long-term compensation. The chart below illustrates the mix of compensation for all NEOs as a group and the CEO individually:

Compensation Element	Compensation Goal	Fiscal 2009 Total Compensation Mix for all other NEOs	Fiscal 2009 Total Compensation Mix for CEO
Base salary	Provide a consistent fixed source of income	33.1%	25.2%
Short-term cash incentives	Link pay to performance by rewarding NEOs for fiscal year Company achievements	22.3%	24.3%
Long-term incentives	Reward NEOs for long-term increases in Company stock value	43.1%	49.3%

Retirement benefits	Reward long-term employment with the Company	.5%	.8%
Broad-based employee benefits	Encourage the overall health, stability and well-being of our NEOs	1.0%	.4%

All components of Acxiom’s executive compensation package, as well as the aggregate total direct compensation (the sum of base salary, short-term cash incentives and long-term incentives) levels for the NEOs, are generally targeted at the 50th percentile for similarly situated employees of companies in the Comparison Group. Variation above or below the 50th percentile target is allowed when, in the judgment of the compensation committee, the value of an executive’s experience, performance, scope and/or specific skills, together with his or her ability to impact business results, justifies the variation.

For fiscal 2009, total targeted direct compensation for Messrs. Meyer, Wolf and Jones was between the 25th and 50th percentile of the Comparison Group and total targeted direct compensation for Messrs. Adams and Donovan was between the 50th and 75th percentile of the Comparison Group, primarily due to additional equity that was granted as part of their initial recruiting grants. Additional information regarding annual base salary, target cash incentives and long-term incentives compared to the applicable target benchmark for each of the NEOs for fiscal 2009 is set forth below.

Base Salary
NEO	Annual Base Salary	50th Percentile Benchmark	Variance
John A. Meyer	$700,000	$892,700	-21.6%
Christopher W. Wolf	$400,000	$425,100	-5.9%
John A. Adams	$500,000	$500,000	0.0%
Jerry C. Jones	$380,000	$373,900	1.6%
Shawn M. Donovan	$350,000	$330,000	6.1%

Mr. Meyer’s base salary compensation was established during his employment negotiations.  The compensation committee set his base salary at an amount lower than the 50th percentile  reflecting negotiations between the parties in connection with his employment, the perceived value of Mr. Meyer’s experience, performance, and specific skills, his expected ability to impact business results, his length of service with the Company, his relative experience level as a CEO, and the other terms of his employment.

Messrs. Adams and Donovan joined the Company after the start of fiscal 2009 and as such, earned only that portion of their annual base salaries which reflected actual time served with the Company.  Base salary compensation actually earned for fiscal 2009 can be found in the Summary Compensation Table.  Mr. Donovan’s annual base salary reflects the negotiated terms of his initial employment, as well as the perceived value of Mr. Donovan’s experience, performance, and skills, his expected ability to impact business results, and the other terms of his employment.

Cash Incentives
NEO	Target Cash Incentive	50th Percentile Benchmark	Variance
John A. Meyer	$700,000	$892,700	-21.6%
Christopher W. Wolf	$260,000	$260,000	0.0%
John A. Adams	$375,000	$375,000	0.0%
Jerry C. Jones	$247,000	$251,400	-1.8%
Shawn M. Donovan	$227,500	$170,000	33.8%

Mr. Meyer’s cash incentive target opportunity was established during his employment negotiations.  Consistent with the terms of his employment agreement, Mr. Meyer is eligible to receive an annual target cash bonus amount equal to 100% of his base salary, provided the company meets the target attainment under the Company’s Cash Incentive Plan.  Mr. Meyer’s contractually agreed upon target annual incentive reflects the negotiations between the parties in connection with his employment, the perceived value of Mr. Meyer’s experience, performance, scope and skills, his expected ability to impact business results, and other factors such as his length of service with the Company, his relative experience level as a CEO, and the other terms of his employment.  Mr. Donovan’s target annual incentive reflects the negotiated terms of his initial employment, as well as the perceived value of Mr. Donovan’s experience, performance, and skills, his expected ability to impact business results, and the other terms of his employment.

Long-Term Incentives
NEO	Actual Long-Term Incentive	50th Percentile Benchmark	Variance
John A. Meyer	$2,453,231	$3,456,700	-29.0%
Christopher W. Wolf	$1,097,552	$1,186,100	-7.5%
John A. Adams	$1,903,286	$1,200,000	58.6%
Jerry C. Jones	$527,434	$667,100	-20.9%
Shawn M. Donovan	$866,829	$640,000	35.4%

Mr. Meyer’s long-term incentives set forth above were established during his employment negotiations.  Under the terms of his employment agreement, Mr. Meyer received the majority of his initial long-term incentive grant in 2008 when he joined the company, with the remainder of such long-term incentives to be granted in 2009.  These initial agreed upon long-term incentive awards also reflect the negotiations between the parties in connection with his initial employment, the perceived value of Mr. Meyer’s experience, performance, scope and skills, his expected ability to impact business results, and other factors such as his length of service with the Company, his relative experience level as a CEO, and the other terms of his employment.

Messrs. Adams and Donovan’s long-term incentives were established during their employment negotiations, and include inducement stock option grants of 100,000 shares and 25,000 shares, respectively.  Their long-term incentive awards also reflect an increase in the value of the Company’s common stock during the course of the negotiations, the perceived value of their respective experience, performance, and skills, their expected ability to impact business results, and the other terms of their employment.

Mr. Jones long-term incentives are lower than the benchmark because the compensation committee established his award level to provide internal equity with other Acxiom senior executives who are not NEOs.
.
Base Salary. The compensation committee sets base salaries based on the executives’ responsibilities, length of service with the Company, demonstrated personal performance, Company performance, internal pay equity, tax considerations and the benchmarking data discussed above. These elements are intended to provide a consistent fixed, baseline level of compensation payment that, unlike the other elements of compensation, is not contingent upon Acxiom’s performance. Acxiom believes that providing a competitive base salary is essential to attracting and retaining qualified and valued executives. Base salaries for our NEOs are generally targeted at the 50th percentile for similarly situated employees in the Comparison Group; however, actual salaries may vary for each NEO based on demonstrated performance, length of service and responsibility level.

Each executive officer’s performance for the prior year is reviewed by the CEO or, with respect to the performance of the CEO, by the board. As an employee’s responsibility and ability to increase the financial results of the Company increases, base salary becomes a smaller component and long-term, equity-based compensation becomes a larger component, further aligning his or her interests with those of the Company. The base salaries of the CEO and the executive officers are generally reviewed and subject to adjustment in May of each year, although they are not automatically increased if the compensation committee believes other elements of compensation are more appropriate or if an increase is not necessary or appropriate under the circumstances at the time of review.

In response to the downturn in the economic environment and consistent with the Company’s cost-saving measures, base salaries for the executive officers in fiscal 2009 were fixed at fiscal 2008 levels. Notwithstanding, we still believe the base salaries for our executive officers are competitive in relation to the Comparison Group. Messrs. Adams and Donovan, both of whom were hired during fiscal 2009, have base salaries that were established based on employment negotiations.

Cash Incentives. All of Acxiom’s NEOs are eligible to participate in the Acxiom Cash Incentive Plan (the “Cash Incentive Plan”) which provides them with an opportunity to receive annual cash incentive payments. Payment opportunities under the Cash Incentive Plan are established by the compensation committee and are designed both to retain our NEOs as well as to further align pay for performance by rewarding executive officers for positive fiscal year Company achievement based on the attainment of predefined performance measures.

Payment opportunities for awards under the Cash Incentive Plan are expressed as a percentage of base salary and are targeted at the 50th percentile for cash incentive opportunities available for similarly situated employees of companies in the Comparison Group. Actual opportunity may vary based on the executives’ responsibilities, length of service with the Company, demonstrated personal performance, Company performance, internal pay equity, tax considerations and the benchmarking data discussed above. The target payment bonus opportunity under the Cash Incentive Plan for each NEO, expressed as a percentage of his individual target base salary, was as follows: Mr. Meyer – 100%, Mr. Wolf - 65%, Mr. Adams - 75%, Mr. Donovan - 65% and Mr. Jones - 65%. The opportunities for Messrs. Meyer and Adams are targeted at a higher percentage because of their level of responsibility and ability to affect stockholder value relative to the other NEOs.

In fiscal 2009, the performance measures utilized under the Cash Incentive Plan for all participating NEOs except for Mr. Donovan, for the reasons discussed below, were Company revenue, operating income and free cash flow to equity (“FCFE”).  FCFE is a non-GAAP financial measure calculated from our audited financial statements by taking operating cash flow and deducting cash used for investing activities (excluding cash paid in connection with acquisitions) and cash required for payments of debt.  The Company believes it provides a useful measure of Company liquidity, as it represents the amount of discretionary cash available to the Company for general corporate and strategic purposes.  The compensation committee selected these performance measures because it believed such measures are reliable indicators of the Company’s operating performance over both the short and long term and reflect the most accurate measure of the Company’s success. Each of the performance measures are weighted one-third each when determining the plan payment.

The compensation committee set a threshold, target and maximum attainment amount for each performance measure. For fiscal 2009, the threshold revenue amount was $1,380,500,000, the threshold operating income amount was $131,419,000, and the threshold FCFE was $80,100,000. If the threshold attainment is achieved for each performance measure, up to 90% of the bonus opportunity may be paid. The target revenue amount was $1,400,500,000, the target operating income amount was $137,365,000, and the target FCFE was $82,690,000. If the target attainment for each performance measure is achieved, up to 100% of the bonus opportunity may be paid. The maximum revenue amount was $1,690,500,000, the maximum operating income amount was $179,109,000, and the maximum FCFE was $105,421,000. If the maximum performance attainment is achieved for each performance measure, up to 200% of the bonus opportunity may be paid.

Cash Incentive Plan payments are paid out of a bonus pool that is funded once the Company meets the threshold amount for the operating income performance measure. Therefore, if the Company fails to achieve the threshold amount of operating income, the bonus pool is not funded and no bonus payments will be made, notwithstanding achievements in all other performance measures.

The actual results for fiscal 2009 were $1,276,573,000 in revenue, $131,427,000 in operating income, and $147,129,000 in FCFE. Operating income is adjusted to exclude certain gains, losses and other items. Based on these results, attainment for fiscal 2009 was 96.7%, which was calculated based on 0% attainment for revenue, 90% attainment for operating income and a 200% attainment for FCFE. The table below sets forth bonus opportunities for each NEO at the target and maximum amounts, as well as the actual bonus amounts awarded in fiscal 2009:

NEO	Target (100%)	Maximum (200%)	Actual Attainment (96.7%)
John A. Meyer	$700,000	$1,400,000	$676,900
Christopher W. Wolf	$260,000	$520,000	$251,420
John A. Adams	$375,000	$750,000	$362,625
Jerry C. Jones	$247,000	$494,000	$238,849
Shawn M. Donovan	$227,500	$455,000	$177,341

Because Mr. Donovan was principally responsible in fiscal 2009 for our global sales force, only 50% of his bonus opportunity under the Cash Incentive Plan was based on the blended components above. The remaining 50% was based 30% upon revenue alone and 20% upon the total contract value obtained in fiscal 2009, including revenue recognized in fiscal 2009 and revenue that will be recognized in future contract years (the “Total Contract Value” or “TCV”). Based on his performance against these measures, Mr. Donovan received 31% of his target payment for revenue and 101% of his target payment for TCV.

Under the Cash Incentive Plan the compensation committee can recommend to the full board of directors that bonuses be awarded notwithstanding the fact that the Company may have failed to achieve the threshold performance attainment. This is generally done if there has been outstanding individual performance on the part of an executive officer that was not adequately reflected in Company performance. The compensation committee did not make any adjustments to cash incentive awards in fiscal 2009.

Long-Term Incentives. We believe equity-based compensation is an effective tool in creating value for stockholders because the value of such compensation has a direct correlation to the long-term appreciation of the Company’s stock price. In fiscal 2008 the Company engaged Hewitt to assist in the design of a new strategy for granting awards under these plans and, in fiscal 2009, the Company implemented a new long-term incentive award strategy in accordance with Hewitt’s recommendations. The new long-term incentive awards consist of an annual grant to each executive officer in the form of 25% non-qualified stock options, 25% restricted stock units (“RSUs”) and 50% performance units. The stock options and RSUs underlying the grants vest in equal increments over a period of four years. The performance units, the amount of which was adjusted from the initial grant based upon the attainment of fiscal 2009 performance targets, vest 100% three years after the date of grant. The performance targets chosen by the compensation committee with regard to the performance units are the same as are used for the Cash Incentive Plan.

The amount of long-term incentives granted to our NEOs are targeted at the 50th percentile for long-term incentives granted to similar situated employees in the Comparison Group, although actual long-term incentives may vary for each NEO based on the executives’ responsibilities, length of service with the Company, demonstrated personal performance, Company performance, internal pay equity, tax considerations and the benchmarking data discussed above, or on certain circumstances such as extraordinary grants made for retention purposes, lower grants due to internal equity issues or a depletion of available grants due to the issuance of larger grants for recruiting purposes during the year. The amount of the equity grants made in fiscal 2009 to Messrs. Meyer, Adams and Donovan were governed by the terms of their respective employment agreements which were determined based on negotiations with each individual at the time of his employment.

Retirement Benefits. All NEOs are eligible to participate in the same tax qualified retirement and welfare plans as the Company’s other employees; however, they also receive supplemental retirement and welfare benefits through the Company’s non-qualified deferred compensation arrangements. The Company believes these benefits are a basic component for attracting, motivating and retaining executives, and are comparable to those retirement benefits being provided by companies in the Comparison Group. They also provide a distinct facet to our overall compensation package by specifically rewarding long-term employment with the Company. Acxiom’s retirement and welfare benefits include the following:

•
Qualified Retirement Plan. The Company maintains the Acxiom Corporation Retirement Savings Plan which is a 401(k) qualified savings plan that is generally available to all employees, including the NEOs, upon satisfying the plan’s eligibility requirements (the “401(k) Plan”). In fiscal 2009 the 401(k) Plan provided for the deferral of compensation with a matching component of 50% for each dollar contributed to the plan, up to 6% of the participant’s compensation. The matching contribution is currently paid in shares of Acxiom common stock. Vesting of Company contributions under the 401(k) Plan is 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested.

•
Supplemental Executive Retirement Plan. Members of Acxiom’s leadership team, including the NEOs, are eligible to participate in the Company’s nonqualified supplemental executive retirement plan (“SERP”) by contributing pretax income into the plan through payroll deductions. As with the 401(k) Plan, in fiscal 2009 Acxiom matched contributions at a rate of 50% for each dollar contributed by the participant to the SERP, up to 6% of the participant’s compensation, but only to the extent that the maximum matching contribution had not already been made under the 401(k) Plan. The matching contribution is currently paid in shares of Acxiom common stock. Participants may contribute up to 100% of their pretax income to the SERP. The SERP is a nonqualified restoration plan in that it restores benefits lost due to certain IRS limitations on highly compensated employees’ participation in the Company’s qualified 401(k) Plan. All of the Company’s highly compensated employees are eligible to participate in the SERP. Vesting of Company contributions under the SERP is 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested.

Other Employee Benefits. Acxiom maintains several broad-based employee benefit plans in which the Company’s executives are permitted to participate on the same terms as other employees who meet applicable eligibility criteria, subject to legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans. These include health benefits, life insurance, disability benefits and an employee stock purchase plan. We believe these benefits encourage the overall health, stability and well-being of our NEOs and are comparable to those plans being provided by the companies in the Comparison Group.

Perquisites. Acxiom also provides perquisites which vary for each NEO. Examples include mobile phone allowances and relocation packages. These perquisites are minimal in both scope and value and are designed to provide our NEOs with the minimum basic perquisites being offered by companies in the Comparison Group.

Executive Officers’ Stock Ownership Guidelines

In fiscal 2008, the compensation committee adopted stock ownership guidelines for the Company’s executive officers to ensure that they have a meaningful stake in the Company. The guidelines are designed to balance an officer’s need for portfolio diversification while ensuring that his or her interests are closely aligned with the stockholders’ interests. The stock ownership guidelines currently in effect are set forth below:

“To further align the interests of the Company’s executive officers who are required to file reports pursuant to Section 16 of the Securities Exchange Act (“Executive Officers”) with the interests of the Company’s shareholders, the Chief Executive Officer is expected to acquire and retain shares of the Company's common stock having a value equal to at least three times his or her base salary, and each other Executive Officer is expected to own shares of the Company's common stock having a value equal to at least one times the Executive Officer's base salary. The CEO and each other Executive Officer shall have five years from the date of their respective appointments (or from April 10, 2007, the date upon which these guidelines were initially adopted, whichever is later) to attain these ownership levels. The Compensation Committee in its discretion may extend the period of time for attainment of these ownership levels in appropriate circumstances. For purposes of these guidelines, an Executive Officer's stock ownership shall include the following:

•	Shares purchased on the open market;

•	Shares owned jointly with, or separately, by the Executive Officer’s immediate family members (spouse and/or dependent children);

•	Shares held in trust for the Executive Officer or immediate family member;

•	Shares held through any Company-sponsored plan such as an employee stock purchase plan, a qualified retirement plan and/or a supplemental executive retirement plan;

•	Shares obtained through the exercise of stock options; and

•	50% of RSUs (after deduction of applicable federal and state taxes).

The value of a share shall be measured as the greater of the then current market price or the closing price of a share of the Company's common stock on the acquisition date.

In the event of an increase in an Executive Officer’s base salary, he or she will have one year from the time of the increase to acquire any additional shares needed to meet these guidelines.

Until the specified ownership levels are met, an Executive Officer will be expected to retain 50% of the shares acquired upon option exercises (after payment of the exercise cost and taxes), and 50% of the shares issued upon the vesting of RSU grants or performance units (after payment of taxes). Failure to meet or, in unique circumstances, to show sustained progress toward meeting the above ownership guidelines may result in a reduction in future long-term incentive equity grants, and/or payment of future annual and/or long-term cash incentive payouts in the form of stock.”

Employment Agreements

We have entered into employment agreements with each of our NEOs except for Mr. Jones. A description of each of these agreements follows:

John A. Meyer

On February 4, 2008, Mr. Meyer joined the Company as chief executive officer and president pursuant to an employment agreement dated January 14, 2008. In connection with his employment, Mr. Meyer received a signing bonus of $700,000 and an initial base salary of $700,000, and he is eligible to receive an annual target cash bonus in an amount equal to 100% of his base salary and a maximum cash bonus of up to 200% of his base salary, provided the Company meets the target attainment levels required under the Cash Incentive Plan. In addition, the compensation committee granted Mr. Meyer, effective as of February 7, 2008, 465,000 non-qualified stock options, 200,000 of which were granted out of the Company’s 2005 Equity Compensation Plan (the “2005 Plan”) and 265,000 of which were granted out of the Company’s 2008 Nonqualified Equity Compensation Plan (the “Inducement Plan”). The Inducement Plan was adopted by the board of directors in connection with Mr. Meyer’s hiring. Mr. Meyer received an additional 115,000 RSUs which were also granted under the Inducement Plan. All of these grants vest in equal increments over a four-year period. In fiscal 2009, pursuant to the terms of his employment agreement, the compensation committee granted 195,000 performance units to Mr. Meyer, 50,000 of which were granted out of the 2005 Plan and 145,000 of which were granted out of the Inducement Plan. These performance units vest at the end of three years, contingent upon achievement by the Company of certain financial objectives (as described in “Elements of Compensation – Long-Term Incentives”).

The initial term of Mr. Meyer’s employment expires on May 16, 2011 and the agreement is renewable by the Company for one-year periods following the initial expiration date. If Acxiom chooses not to renew Mr. Meyer’s employment agreement, he may resign and, provided he executes a general release, will be entitled to receive, through his termination date (i) all base salary and benefits; (ii) any earned but unpaid cash bonuses; (iii) an amount equal to 100% of his then-current base salary; (iv) a pro-rated amount equal to 100% of his then-current target cash bonus; and (v) any other unpaid benefits to which he is entitled under any plan, policy or program of the Company. As part of his employment agreement, Mr. Meyer is also entitled to certain benefits upon death, disability or termination following a change in control of the Company. For information regarding change in control agreements with the Company, see “Change in Control Agreements.”

Christopher W. Wolf

On May 24, 2007, Mr. Wolf joined the Company as chief financial officer. The terms of Mr. Wolf’s employment were set forth in an offer letter dated May 9, 2007. Under the terms of the letter, Mr. Wolf received an initial base salary in the amount of $400,000 per year and was eligible to receive an annual target cash bonus in an amount equal to 65% of his base pay, provided the Company met the target attainment levels required under the Cash Incentive Plan. He also received a grant of 150,000 stock options which were granted out of the Amended and Restated Key Employees Stock Option Plan (the “1983 Plan”) and 50,000 RSUs which were granted out of the 2005 Plan, which stock options and RSUs vest in equal increments over a four-year period.

In the offer letter, the Company agreed to pay Mr. Wolf a lump sum of 12 months’ base salary, the equivalent of 24 months of COBRA coverage, and any earned but unpaid bonuses less applicable taxes and withholdings in the event his employment is terminated for reasons other than a change in control or due to no cause of his own. The Company has also entered into an executive security agreement with Mr. Wolf which provides him with certain benefits if he is terminated following a change in control. For more information, see “Change in Control Agreements.”

John A. Adams

On May 14, 2008, Mr. Adams joined the Company as chief operating officer and executive vice president pursuant to an employment agreement. Under the terms of the agreement, Mr. Adams received an initial base salary of $500,000 per year and is eligible to receive an annual target cash bonus in an amount equal to 75% of his base salary in each contract year, provided the Company meets the target attainment levels required under the Cash Incentive Plan. He also received a grant of 200,000 nonqualified stock options which were granted out of the 2005 Plan and vest in equal increments over a four-year period, 27,000 RSUs which were granted out of the Inducement Plan and time vest over a four-year period and 53,000 performance units which were granted out of the Inducement Plan and vest at the end of three years contingent upon achievement by the Company of certain financial objectives (as described in “Elements of Compensation – Long-Term Incentives”).

The initial term of Mr. Adams’ employment expires on May 14, 2011 and the agreement is renewable by the Company for one-year periods following the initial expiration date. If Acxiom chooses not to renew Mr. Adams’ employment agreement, he may resign and, provided he executes a general release, will be entitled to receive (i) all base salary and benefits payable through his termination date; (ii) any earned but unpaid cash bonuses; (iii) an amount equal to 100% of his then-current base salary; (iv) an amount equal to 100% of his then-current target cash bonus; and (v) any other unpaid benefits to which he is entitled under any plan, policy or program of the Company as of the date of termination. As part of his employment agreement, Mr. Adams is also entitled to certain benefits upon death, disability or termination of his employment following a change in control of the Company. For information regarding change in control agreements with the Company, see “Change in Control Agreements.”

Shawn M. Donovan

On May 19, 2008, Mr. Donovan became Acxiom’s senior vice president of global sales. The terms of Mr. Donovan’s employment were set forth in an offer letter dated April 21, 2008 and in an acceptance letter dated May 19, 2008. Under the terms of the letters, Mr. Donovan received an initial base salary in the amount of $350,000 per year and is eligible to receive an annual target cash bonus in an amount equal to 65% of his base pay, provided the Company meets the target attainment levels required under the Cash Incentive Plan. However, regardless of Company attainment, Mr. Donovan was entitled to a guaranteed 50% annualized cash incentive payment for his first year. In addition, Mr. Donovan received a cash signing bonus of $50,000, as well as a grant of nonqualified stock options for 75,000 shares which vest in equal increments over a four-year period, a grant of 14,000 RSUs which time vest over a four-year period and 28,000 performance units which vest at the end of three years, contingent upon achievement by the Company of certain financial objectives (as described in “Elements of Compensation – Long-Term Incentives”). All of Mr. Donovan’s grants were from the 2005 Plan. In the offer letter, the Company also agreed to a 12-month severance arrangement pursuant to which Mr. Donovan is entitled to a lump sum of 12 months’ base salary in the event his employment is terminated involuntarily and without cause. Mr. Donovan does not have a change in control agreement with the Company.

Change in Control Agreements

Since 2001 the Company has provided change in control agreements to its executives as part of their compensation packages. Following the termination in 2007 of a proposed merger agreement with Silver Lake Partners and ValueAct Capital, the compensation committee re-evaluated the executive security agreements and on February 12, 2008 approved a plan for phasing out the executive security agreements over a two-year period. In order to implement this phase out, the existing executive security agreements were amended effective April 8, 2008 and the Company, in keeping with this strategy, no longer grants change in control agreements to NEOs as a guaranteed part of their compensation package.

Currently, change in control provisions, when granted, are included in certain of our employment agreements although such arrangements are only offered where they are deemed necessary for the purpose of inducing key recruits during employment negotiations. Such inducement is often essential where the companies against whom we are competing for such executives offer similar change in control benefits. Notwithstanding, all current change in control agreements are more limited in time and scope than the agreements we previously offered in order to reflect current market trends.

The Company currently has change in control agreements with four of the NEOs. We have amended executive security agreements with Messrs. Wolf and Jones and employment agreement change in control provisions with Messrs. Meyer and Adams. Under the terms of these agreements, the NEOs will receive change in control payments if they are terminated without cause or resign for good reason (e.g. a demotion, reduction in salary, relocation or significant change in responsibilities) following a change in control. For the purposes of these agreements a “change in control” includes any of the following events: (i) the individuals who made up the board of directors cease to constitute a majority of the board (unless the new nominees were approved by a majority of existing directors or nominated by the board in a definitive proxy statement); (ii) completion of a reorganization, merger, consolidation, statutory share exchange or similar transaction where the stockholders of Acxiom before the transaction own less than 50% of the combined voting power of the surviving corporation; or (iii) approval by the stockholders of a complete liquidation or dissolution of the Company. Change in control also includes, for Messrs. Jones and Wolf’s executive security agreements, (i) the Company files a report with the Securities Exchange Commission (“SEC”) disclosing in response to a current report on Form 8-K or Schedule 14A that a change in control has occurred; and (ii) the acquisition by any person, entity or group of 50% or more of the outstanding voting securities of the Company, whether or not approved by the board. For purposes of Messrs. Meyer and Adams’ employment agreements, change in control also includes, (i) any person or persons acting together become a beneficial owner of 20% of more of Acxiom’s outstanding voting securities; and (ii) a sale of all or substantially all of the assets of the Company.

Mr. Wolf’s and Mr. Jones’ Executive Security Agreements

Under the terms of the amended executive security agreements with Messrs. Wolf and Jones, in the event a change in control of the Company occurs between March 31, 2009 and March 31, 2010, and their employment with the Company is terminated (other than for cause, death or disability) or they resign for good reason (as described above) within two years after a change in control, the Company shall, within ten (10) calendar days following any such termination of employment, make a single, lump sum cash payment to the executive equal to: (i) if the termination occurs within one year of the change in control, one times executive’s annualized includible compensation (as defined by Section 280G of the Internal Revenue Code); or (ii) if the termination occurs between one and two years of the change of control, .5 times executive’s annualized includible compensation. Per the terms of the executive security agreement, any other payments due as a result of a termination following a change in control are offset from the payment due under the executive security agreement. The following table shows the amounts that would be payable under the amended executive security agreements to Messrs. Wolf and Jones if a change in control had occurred on March 31, 2009. The table shows what payments would be due if they were terminated pursuant to a qualifying event within one year, two years and three years following a change in control:

Named Executive Officer	Aggregate Amount of Change in Control Payment
	1 Year ($)	2 Years ($)	3 Years ($)
Christopher Wolf	$500,130	$250,065	$0
Jerry Jones	$464,398	$232,199	$0

Mr. Meyer’s and Mr. Adams’ Employment Agreements

Under the terms of the change in control provisions included in Mr. Meyer’s and Mr. Adams’ employment agreements, they will be entitled to change in control payments if they are terminated (other than for cause, death or disability) within 24 months following a change in control or if they resign for good reason (as described above). The amount payable under such arrangements in the event of a change in control would be (i) all base salary and benefits; (ii) any earned but unpaid cash bonuses; (iii) an amount equal to 200% of their then-current base salary; (iv) a pro-rated amount equal to 200% of their then-current target cash bonus; and (v) any other unpaid benefits to which they are entitled under any plan, policy or program of the Company. Payments are to be made in a lump sum within 10 days following termination of employment. The following table shows the amounts that would be payable under the employment agreements to Messrs. Adams and Meyer if a change in control had occurred on March 31, 2009. The table shows what payments would be due if they were terminated pursuant to a qualifying event within one year and two years following a change in control:

Named Executive Officer	Aggregate Amount of Change in Control Payment
	1 Year ($)	2 Years ($)
John Meyer	$3,470,723	$3,470,723
John Adams	$2,657,082	$2,657,082

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally prevents public corporations from deducting as a business expense that portion of compensation paid to “covered employees” that exceeds $1,000,000 unless it qualifies for an exception, such as “performance-based compensation,” under Section 162(m). The term “covered employees” refers to the CEO and the next three highest compensated officers (other than the CFO) employed on the last day of the fiscal year and whose compensation is required to be reported in the Summary Compensation Table of the proxy statement. The goal of the compensation committee is to comply with the requirements of Section 162(m), to the extent possible, to avoid losing this deduction. However, the compensation committee may elect to provide compensation outside those requirements when necessary to achieve its compensation objectives. For this and other reasons, the compensation committee will not necessarily limit executive compensation to the amount deductible under Section 162(m).

Beginning on April 1, 2006, the Company began accounting for equity-based awards included in its long-term incentive program in accordance with the requirements of FASB Statement 123(R) (“FAS 123(R)”). The accounting treatment under FAS 123(R) for an award is taken into consideration in the granting of long-term incentive awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No compensation committee interlocks exist with respect to the board’s compensation committee, nor do any present or past officers of Acxiom serve on the compensation committee.

COMPENSATION COMMITTEE REPORT

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on the compensation committee’s review and discussion with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Original Form 10-K.

Compensation Committee
R. Halsey Wise - Chair William T. Dillard Dr. Mary L. Good Jerry D. Gramaglia William J. Henderson Kevin M. Twomey

[THIS SPACE LEFT BLANK INTENTIONALLY]

SUMMARY COMPENSATION TABLE

The following table shows the compensation earned in fiscal 2009 and, as applicable, in fiscal 2008 and 2007 by John A. Meyer, Chief Executive Officer & President; Christopher W. Wolf, Chief Financial Officer & Executive Vice President; and the three most highly compensated executive officers who were serving as executive officers on March 31, 2009. These individuals are referred to collectively as the NEOs.

Name and Principal Position	Year	Salary	Bonus	Stock Awards1	Option Awards1	Non-equity Incentive Plan Compensation5	All Other Compensation6	Total
John A. Meyer, CEO & President	2009	$700,000	_	$1,007,790	$363,614	$676,900	$49,511	$2,797,815
	2008	$114,423	$700,0002	$44,422	$52,799	–	$5,875	$917,519
Christopher W. Wolf, CFO & Executive Vice President	2009	$400,000	_	$516,920	$516,361	$251,420	$14,424	$1,699,125
	2008	$344,102	$50,0003	$295,271	$305,401	–	$62,036	$1,056,810
John A. Adams, Chief Operating Office & Executive Vice President	2009	$441,346	_	$266,542	$188,957	$362,625	–	$1,259,470
Jerry C. Jones, Chief Legal Officer & Senior Vice President	2009	$380,000	_	$205,257	$82,706	$238,849	$9,396	$916,208
	2008	$380,000	$50,0003	$98,505	$19,819	–	$11,702	$560,026
	2007	$375,000	–	$44,763	–	$97,500	$8,097	$525,360
Shawn M. Donovan, Senior Vice President-Global Sales	2009	$305,128	$50,0004	$140,072	$70,858	$177,340	–	$743,398
________________________
1
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year in accordance with FAS 123R. The fair value of stock options granted during fiscal 2008 was calculated using a lattice option pricing model with the following weighted-average assumptions:  dividend yield of 1.7%; risk-free interest rate of 4.3%; expected option life of 5.8 years; and expected volatility of 26%. The fair value of stock options granted during fiscal 2009 was calculated using a lattice option pricing model with the following weighted-average assumptions:  dividend yield of 1.6%; risk-free interest rate of 3.9%; expected option life of 5.6 years; and expected volatility of 37%. For RSUs and performance units, the fair value at the date of grant was determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the RSUs and performance units do not pay dividends until they are vested. These values are then expensed over the vesting period. These amounts reflect how the Company accounts for these awards, and they do not reflect the actual value an individual may potentially realize from the awards.

2
Mr. Meyer received a cash signing bonus of $700,000 upon joining the Company as an inducement to enter into his employment agreement and to replace benefits lost by Mr. Meyer in connection with his job change.

3
These amounts represent one-time discretionary cash bonuses paid in fiscal 2008 to Messrs. Wolf and Jones. These bonuses were in recognition of their work on special projects which were considered above and beyond the normal scope of their duties.

4	Mr. Donovan received a cash signing bonus of $50,000 upon joining the Company as an inducement to enter into the employment relationship.

5	These amounts were paid pursuant to the Cash Incentive Plan. For more information regarding how these amounts were determined, see the subsection entitled “Cash Incentives” on page 16.

6	All other compensation for fiscal 2009 consists of the following:

	Mobile Phone Allowance	Temporary Living and Moving Expense	401(k) and SERP Matching Contributions	Total
John A. Meyer	_	$28,611	$20,900	$49,511
Christopher W. Wolf	$2,424	_	$12,000	$14,424
Jerry C. Jones	$2,496	–	$6,900	$9,396

[THIS SPACE LEFT BLANK INTENTIONALLY]

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning grants of plan-based awards made to the NEOs during fiscal 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		Estimated Possible Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards2 ($)
		Target ($)	Maximum1 ($)	Target ($)	Maximum1 ($)
John A. Meyer	04/01/08 05/22/08	$700,000	$1,400,000	$2,536,950	$5,073,900	_	_	_	$2,536,950
Christopher W. Wolf	04/01/08 05/22/08 05/27/08	$260,000	$520,000	$446,191	$892,382	16,636	100,000	$13.70	$1,112,276
John A. Adams	05/15/08 05/22/08	$375,000	$750,000	$689,530	$1,379,060	27,000	200,000	$13.70	$1,926,040
Jerry C. Jones	04/01/08 05/22/08	$247,000	$494,000	$253,227	$506,454	9,732	35,098	$13.70	$535,790
Shawn M. Donovan	05/19/08 05/22/08	$227,500	$455,000	$364,280	$728,560	14,000	75,000	$13.70	$878,850
_______________________
1	Maximum award is 200% of target award.

2
The fair value of stock options granted during fiscal 2009 was calculated using a lattice option pricing model with the following weighted-average assumptions:  dividend yield of 1.6%; risk-free interest rate of 3.9%; expected option life of 5.6 years; and expected volatility of 37%. For RSUs and performance units, the fair value at the date of grant was determined by reference to quoted market prices for the shares, less a small calculated discount to reflect the fact that the RSUs and performance units do not pay dividends until they are vested. These values are then expensed over the vesting period.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF
PLAN-BASED AWARDS TABLE

The Company has entered into employment agreements with Messrs. Meyer and Adams. The compensation earned by, and equity awards granted to, Messrs. Meyer and Adams in fiscal 2009 and reported in the Summary Compensation Table and Grants of Plan Based Awards Table are consistent with the terms of their respective employment agreements. For a description of the terms of these agreements, see “Employment Agreements” beginning on page 19.

During fiscal 2009, the Company neither repriced nor materially modified the terms of any outstanding equity awards.

Stock options and RSUs granted in fiscal 2009 vest over a four-year period in equal increments. The exercise price of all stock options granted in fiscal 2009 is the fair market value of our common stock on the grant date. Performance units are earned based upon attainment of the targets under the Cash Incentive Plan. Earned performance units vest on May 22, 2011.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Share or Unit Grant Date	Equity Incentive Plan Award: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested2 ($)	Number of Shares or Units of Stock That Have Not Vested3 (#)	Market Value of Shares or Units of Stock That Have Not Vested2 ($)
		Number of Securities Underlying Unexercised Options (#)
		Exercisable	Unexercis-able1
John A. Meyer	02/07/2008	116,250	348,750	$11.19	02/07/2018	02/07/2008 05/22/2008	195,000	$1,443,000	86,250	$638,250
Christopher W. Wolf	05/24/2007 10/04/2007 05/22/2008	37,500 37,500	112,500 112,500 100,000	$27.71 $15.66 $13.70	05/24/2017 10/04/2017 05/22/2018	05/22/2008 05/24/2007 05/27/2008	33,273	$246,220	37,500 16,636	$400,606
John A. Adams	05/22/2008		200,000	$13.70	05/22/2018	05/22/2008	53,000	$392,200	27,000	$199,800
Jerry C. Jones	03/16/1999 03/16/1999 03/16/1999 05/26/1999 05/26/1999 05/26/1999 10/13/1999 08/09/2000 04/02/2001 04/11/2001 10/02/2001 08/07/2002 08/07/2002 08/07/2002 10/04/2007 05/22/2008	70,940 12,181 13,880 24,981 13,700 14,925 33,022 27,697 1,942 6,686 23,975 37,226 19,427 20,193 10,000	30,000 35,098	$25.98 $38.98 $51.97 $26.08 $32.60 $39.12 $17.93 $23.44 $11.50 $13.33 $11.14 $16.35 $20.44 $24.53 $15.66 $13.70	03/16/2014 03/16/2014 03/16/2014 05/26/2014 05/26/2014 05/26/2014 10/13/2014 08/09/2015 04/02/2016 04/11/2016 10/02/2016 08/07/2017 08/07/2017 08/07/2017 10/04/2017 05/22/2018	11/01/2006 05/22/2008	19,464	$144,034	7,500 9,732	$127,517
Shawn M. Donovan	05/22/2008		75,000	$13.70	05/22/2018	05/22/2008	28,000	$207,200	14,000	$103,600

________________________
1
The vesting schedule for the non-qualified stock options granted prior to fiscal 2008 is 20% beginning on the second anniversary of the date of grant and 20% annually thereafter through the sixth anniversary of the date of grant. The vesting schedule for non-qualified stock options granted during and after fiscal 2008 is 25% per year beginning on the first anniversary of the date of grant.

2	This value was determined by multiplying the number of unvested shares or units by the closing price of the Company’s common stock on March 31, 2009.

3	This column reflects unvested RSUs. They vest over a four-year period in equal increments.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting1 ($)
John A. Meyer	–	–	28,750	$283,188
Christopher W. Wolf	–	–	12,500	$176,250
John A. Adams	–	–	–	–
Jerry C. Jones	–	–	3,750	$54,263
Shawn M. Donovan	–	–	–	–
________________________
1	This value was determined by multiplying the number of shares acquired on vesting by the closing price of the Company’s common stock on the date of vesting.

NONQUALIFIED DEFERRED COMPENSATION

The Company maintains a nonqualified supplemental executive retirement plan (the “SERP”). The SERP is designed to mirror the Company’s 401(k) Plan. As permitted under Department of Labor and Internal Revenue Service regulations, the purpose of the SERP is to provide eligible employees with the ability to defer cash compensation in excess of some of the limits that apply to the 401(k) Plan and to receive a matching contribution with respect to compensation that exceeds the qualified plan limits. The following table contains information on the SERP.

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY2	Aggregate Earnings in Last FY3	Aggregate Withdrawals/ Distributions4	Aggregate Balance at Last FYE5
John A. Meyer	$36,750	$10,150	$(6,510)	–	$40,390
Christopher W. Wolf	$36,000	$6,380	$(13,605)	–	$49,959
John A. Adams	–	–	–	–	–
Jerry C. Jones	–	–	$(11,805)	–	$23,837
Shawn M. Donovan	$4,375	$547	$(42)	–	$4,880

1	The amounts reported in this column are included in the “Salary” column of the Summary Compensation Table.

2
Under both the SERP and the 401(k) Plan, the Company matches at a rate of $.50 on the dollar on the participant’s combined contributions up to the first 6% of the participant’s compensation. The matching contribution is comprised of shares of the Company’s stock. The matching contribution is vested at 20% after two years of a participant’s participation in the plan and 20% each year thereafter until fully vested. Vesting is accelerated in the event of death, disability or retirement. The amounts reported in this column are included in the “All Other Compensation” column of the Summary Compensation Table.

3
The investment choices under the SERP are similar to those provided under the 401(k) Plan. A participant’s deferrals are deemed to be invested in those funds in accordance with his or her election, and earnings are calculated based on the performance of the selected funds. The participant does not actually own any share of the investments. None of the earnings reported in this column are above-market earnings. None of the amounts in this column are reflected in the Summary Compensation Table.

4
Prior to deferring compensation, participants must elect the time and manner of their account payouts. For amounts earned and vested prior to January 1, 2005, participants may elect to have their accounts paid after termination because of financial hardship or pursuant to an in-service distribution. If a participant requests an in-service distribution, the participant must forfeit 10% of the distribution. For amounts earned and vested on and after January 1, 2005, participants may elect to have their accounts paid after termination because of financial hardship or at a time specified in advance by the participant. Benefits are paid as elected by the participant at the time of the deferral in the form of a single lump sum payment, equal annual installments over a period of years or an annuity. Under limited circumstances, participants may change the time and manner of their account payouts. A participant may elect to have matching contribution amounts that are credited to the participant’s account in the form of stock distributed in the form of stock.

5
The following amounts were reported in the prior year’s Nonqualified Deferred Compensation Table for fiscal 2008: Mr. Wolf - $21,184; Mr. Jones - $35,642. Mr. Meyer and Mr. Donovan began participation in fiscal 2009 and Mr. Adams does not participate in the SERP. The following amounts were reported in Nonqualified Deferred Compensation Table for fiscal 2007: Mr. Jones: $32,012. Mr. Wolf did not join the Company until fiscal 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The tables and narrative below reflect the amount of compensation payable to each of the NEOs in the event of termination of the executive’s employment under the various circumstances described below. The amounts shown assume that the termination was effective as of March 31, 2009 and includes amounts earned through that time. These are only estimates of the amounts which would be paid to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of an executive’s actual separation from the Company.

Payments Made Upon Termination

Regardless of the manner in which a NEO’s employment terminates, he or she may be entitled to receive amounts earned during his or her term of employment. These amounts include:

•	base salary earned through the date of termination; and/or

•	amounts accrued and vested through the Company’s Retirement Savings Plan and Supplemental Executive Retirement Plan.

Payments under Mr. Meyer’s Employment Agreement. If Mr. Meyer’s employment is terminated by the Company without cause or if Mr. Meyer resigns for good reason, subject to the Company receiving a general release of claims from him, Mr. Meyer will be entitled to receive in a lump sum payment within 10 days of his termination date (i) all base salary and benefits payable to him through the date of termination, (ii) the amount of any cash bonus related to any contract year ending before the date of termination that has been earned but remains unpaid, (iii) an amount equal to 200% of his then-current base salary, (iv) an amount equal to 200% of his then-current target cash bonus, prorated based on the portion of the applicable contract year that he worked for the Company before the date of termination, and (v) any other unpaid benefits to which he is entitled under any plan, policy or program of the Company applicable to him as of the date of termination.

Definitions of the terms “cause” and “good reason” as defined in Mr. Meyer’s employment agreement are set forth in the section entitled “Employment Agreements – John A. Meyer ” beginning on page 19.

Payments under Mr. Adams’ Employment Agreement. If Mr. Adams’ employment is terminated by the Company without cause or if Mr. Adams resigns for good reason, subject to the Company receiving a general release of claims from Mr. Adams, he will be entitled to receive in a lump sum payment within 10 days of his termination date (i) all base salary and benefits payable to him through the date of termination, (ii) the amount of any cash bonus related to any contract year ending before the date of termination that has been earned but remains unpaid, (iii) an amount equal to 100% of his then-current base salary, (iv) an amount equal to 100% of his then-current target cash bonus, and (v) any other unpaid benefits to which he is entitled under any plan, policy or program of the Company applicable to him as of the date of termination.

Definitions of the terms “cause” and “good reason” as defined in Mr. Adams’ employment agreement are set forth in the section entitled “Employment Agreements – John A. Adams” beginning on page 19.

Payments under Mr. Wolf’s Offer Letter. In the event of an involuntary, no cause termination outside of a change of control, Mr. Wolf will be paid at the time of his termination twelve (12) months base pay, the equivalent of the cost of twenty-four (24) months of COBRA coverage and any earned bonus as defined in the applicable bonus plan terms and conditions for the year in which the termination occurs.

Payments under Mr. Donovan’s Offer Letter. In the event of an involuntary, without cause termination, Mr. Donovan is entitled to the payment of twelve (12) months of his base salary. Additionally, per the terms of a letter dated May 19, 2008 from Mr. Meyer to Mr. Donovan, in fiscal year 2009 only, Mr. Donovan is entitled upon termination to a guaranteed bonus payment of $113,750 which is 50% of his annualized cash incentive opportunity; provided that, the pay plan terms and conditions, including employment on the date of payment, are met.

Payments Made Upon Retirement

In the event of retirement, a NEO will receive earned but unpaid base compensation through the termination date and the amounts accrued and vested to which he or she is otherwise entitled under a plan, program or policy of the Company. Additionally, the Company may, in its discretion, pay the retiring NEO a prorated payout under the Cash Incentive Plan based on the actual employment period and attainment against targets during that period.

Payments Made Upon Death or Disability

In the event of the death or disability of a NEO, in addition to the benefits listed under the headings “Payments Made Upon Termination” and “Payments Made Upon Retirement” above, the NEO will receive benefits under the Company’s life insurance plan or disability plan, as applicable. Also, upon death, all unvested options and RSUs will immediately vest, and six months following commencement of long term disability payments, all unvested options and RSUs will vest.

In addition, with respect to Mr. Meyer and Mr. Adams, their respective employment agreements provide that in the event of termination as a result of death or disability, they or their respective estates will be entitled to receive (i) the amount of any cash bonus related to any contract year ending before the date of termination that has been earned but remains unpaid, and (ii) the amount of any target cash bonus to which they would otherwise have been entitled to for the contract year in which the date of termination occurs, prorated based on the applicable contract year they worked for the Company before the date of termination. The prorated cash bonus will be paid at the same time bonuses are paid to other executives of the Company.

Payments Made Upon Termination Following a Change in Control

Payments under Mr. Meyer’s and Mr. Adams’ Employment Agreements. Under the terms of Mr. Meyer’s and Mr. Adams’ employment agreements, if they are terminated from employment by the Company without cause within 24 months following a change in control, or if they resign for good reason within 24 months following a change in control, subject to the Company receiving a general release of claims from them, they will be entitled to receive in a lump sum payment within 10 days of their termination dates (i) all base salary and benefits payable to them through the date of termination, (ii) the amount of any cash bonus related to any contract year ending before the date of termination that has been earned but remains unpaid, (iii) an amount equal to 200% of their then-current base salaries, (iv) an amount equal to 200% of their then-current target cash bonuses, and (v) any other unpaid benefits to which they are entitled under any plan, policy or program of the Company applicable to them as of the date of termination. In addition, all equity incentive awards which are then outstanding, to the extent not then vested, will vest. Definitions of the terms “cause,” “good reason” and “change in control” as defined in Mr. Meyer’s and Mr. Adams’ employment agreements are set forth in the section entitled “Employment Agreements” beginning on page 19 and “Change in Control Agreements” beginning on page 21.

Accelerated Vesting of RSUs under Mr. Wolf’s Offer Letter. Mr. Wolf’s offer letter provides that vesting of the RSUs which were granted as part of his initial offer of employment will be accelerated in the event there is a change in control at the Company within 24 months of Mr. Wolf’s start date and Mr. Wolf is terminated, other than for cause, as a result of the change in control. Though relevant for a termination using the hypothetical termination date of March 31, 2009, this obligation expired on May 23, 2009.

Payments under Executive Security Agreements. The Company is a party to executive security agreements with Messrs. Wolf and Jones. Those agreements automatically terminate on March 31, 2010, provided that the Company has not commenced discussions with a third party prior to that date which ultimately result in a change of control, in which case the agreements would remain in effect. Under these agreements, payments will be triggered if the NEO is terminated by the Company or a successor (other than for cause, death or disability) or if he or she resigns for good reason, e.g., a demotion, reduction in salary, relocation, or significant change in responsibilities, within a two-year period following a change in control that occurs between March 31, 2009 and March 31, 2010 or if he or she resigns for good reason following commencement of discussions with a third party that ultimately results in a change of control if the reason for the resignation were as a result of the discussions with a third party. The amount payable is one times annualized includible compensation, as defined by Section 280G of the Internal Revenue Code, if termination of employment occurs in the first year after a change in control and .5 times annualized includible compensation if termination of employment occurs between one and two years after a change in control. Payments must be made in a lump sum within 10 days following termination of employment. Messrs. Wolf and Jones are also entitled to reimbursement of any excise taxes on the change in control payments that were triggered under Section 280G of the Internal Revenue Code, plus a tax “gross up” payment to offset any income or excise taxes on the reimbursement. A more detailed description of the executive security agreements can be found under “Change in Control Agreements” beginning on page 21.

Accelerated Vesting upon a Change in Control. Under the Company’s 2000 Associate Stock Option Plan, its 2005 Plan and its Inducement Plan, the board of directors has the authority to accelerate vesting of outstanding stock options and/or RSUs in the event of a change in control regardless of whether an employee’s employment is terminated in connection with that change in control. In addition, performance awards may be prorated and any deferral or other restriction may lapse, and the performance awards may be immediately settled or distributed.

John A. Meyer

The following table shows the potential payments effective as of March 31, 2009 upon termination or a change in control of the Company for John A. Meyer, Acxiom’s Chief Executive Officer and President.

Type of Payment	Voluntary Termination		Retirement other than in connection with a Change in Control		Termination without Cause or for Good Reason other than in connection with a Change in Control		Termination for Cause or without Good Reason		Change in Control with No Termination		Termination without Cause or for Good Reason within 24 months of a Change in Control		Death or Disability
Severance	–		–		$2,800,000		–		–		$2,800,000		–
Leadership Cash Incentive Plan	–		–	1	–	1	–		–		–		$676,900	2
Supplemental Executive Retirement Plan	$32,473	3	$32,473	3	$32,473	3	$32,473	3	–	4	$32,473	3	$40,390	3
Stock Options (unvested and accelerated)	–		–		–		–		–	5	–	6	–	7
Restricted Stock Units	–		–		–		–		–	5	$638,250	8	$638,250	7
Total:	$32,473		$32,473		$2,832,473		$32,473		–		$3,470,723		$1,355,540
________________________
1
The terms and conditions of the Cash Incentive Plan provide that in the event of retirement, layoff by the Company, death or disability, leaders or their beneficiaries may, at the Company’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period. If the decision were made to make payment to Mr. Meyer, he or his beneficiaries would receive $676,900.

2
The terms of Mr. Meyer’s employment agreement require payment of any target cash bonus that Mr. Meyer would have been entitled to but for the death or disability, prorated based on the portion of the applicable year that Mr. Meyer worked.

3
This amount consists of Mr. Meyer’s voluntary deferrals, earnings on investments and vested Company matching contributions as of March 31, 2009 under the SERP. As is the case with the 401(k) Plan, the Company matches contributions at a rate of $.50 on the dollar on the participant’s combined contributions to the 401(k) Plan and the SERP that do not exceed 6% of the participant’s compensation. Any unvested matching contributions would be forfeited except in the case of death or disability, at which time any unvested match will automatically vest.

4
The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

5	The terms and conditions of various Company equity plans permit the board of directors to automatically vest certain options and RSUs in the event of a change of control.

6
Pursuant to Mr. Meyer’s employment agreement, upon his termination without cause or resignation for good reason within 24 months of a change of control, any unvested stock options would vest. This value is determined using the closing stock price on March 31, 2009. The exercise price for Mr. Meyer’s unvested non-qualified stock options was higher than the closing price of Company common stock on March 31, 2009; therefore, there would be no value realized as of that date.

7
Six months after long-term disability payments commence, all unvested stock and RSUs vest. Upon death, any unvested stock options and RSUs would immediately vest. The exercise price for Mr. Meyer’s unvested non-qualified stock options was higher than the closing price of the Company’s common stock on March 31, 2009; therefore, there was no value realized as of that date. The RSU value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

8
Pursuant to Mr. Meyer’s employment agreement, upon his termination without cause or his resignation for good reason within 24 months of a change of control, any unvested RSUs would vest. This value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Christopher W. Wolf

The following table shows the potential payments effective as of March 31, 2009 upon termination or a change in control of the Company for Christopher W. Wolf, Chief Financial Officer and Executive Vice President.

Type of Payment	Voluntary Termination		Retirement other than in connection with a Change in Control		Involuntary not for Cause Termination other than in connection with a Change in Control		Involuntary for Cause Termination		Change in Control with No Termination		Termination Without Cause or for Good Reason following a Change in Control		Death or Disability
Severance	–		–		$423,602	1	–		–		$222,630	2	–
Leadership Cash Incentive Plan	–		–	3	–	3	–		–		–		–	3
Supplemental Executive Retirement Plan	$44,830	4	$44,830	4	$44,830	4	$44,830	4	–	5	$44,830	4	$49,959	4
Stock Options (unvested and accelerated)	–		–		–		–		–	6	–		–	7
Restricted Stock Units	–		–		–		–		–	6	$277,500	8	$400,606	7
Total	$44,830		$44,830		$468,432		$44,830		–		$544,960		$450,565
________________________
1
Pursuant to the terms of Mr. Wolf’s offer letter, if his employment with the Company is terminated outside a change of control due to no cause of his own, Mr. Wolf is entitled to 12 months base pay ($400,000 on March 31, 2009), the equivalent of 24 months of COBRA coverage ($23,602 on March 31, 2009) paid in a lump sum, and any earned but unpaid bonuses less applicable taxes and withholdings.

2
Mr. Wolf would have been entitled to this payment under his executive security agreement with the Company if his employment had been terminated other than for cause, death or disability on March 31, 2009 contemporaneously with a change in control. Per the terms of the executive security agreement, any severance, separation or similar type payments due to Mr. Wolf and made in connection with his termination of employment decrease the amount payable to him under the executive security agreement. Because a certain portion of his RSUs would vest in the event of a termination on March 31, 2009 following a change of control (see footnote 8), the change of control severance amount is calculated by subtracting the RSU acceleration value from Mr. Wolf’s annualized includable compensation.

3
The terms and conditions of the Cash Incentive Plan provide that in the event of retirement, layoff by the Company, death or disability, leaders or their beneficiaries may, at the Company’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period. If the decision were made to make payment to Mr. Wolf, he or his beneficiaries would receive $251,420.

4
This amount consists of Mr. Wolf’s voluntary deferrals, earnings on investments and vested Company matching contributions as of March 31, 2009 under the SERP. As is the case with the 401(k) Plan, the Company matches contributions at a rate of $.50 on the dollar on the participant’s combined contributions to the 401(k) Plan and the SERP that do not exceed 6% of the participant’s compensation. Any unvested matching contributions would be forfeited except in the case of death or disability, at which time any unvested match will automatically vest.

5
The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

6	The terms and conditions of various Company equity plans permit the board of directors to automatically vest certain options and RSUs in the event of a change of control.

7
Six months after long-term disability payments commence, all unvested stock and RSUs vest. Upon death, any unvested stock options and RSUs would immediately vest. The exercise price for Mr. Wolf’s unvested non-qualified stock options was higher than the closing price of the Company’s common stock on March 31, 2009; therefore, there was no value realized as of that date. The RSU value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

8
Per the terms of Mr. Wolf’s offer letter, in the event of a change of control within 24 months of his start date and his employment is terminated, except for cause, as a result of such change in control, any unvested RSUs granted under the terms of his offer of employment with the Company would be accelerated. Though relevant for a termination using the hypothetical termination date of March 31, 2009, this obligation expired on May 23, 2009.

[THIS SPACE LEFT BLANK INTENTIONALLY]

John A. Adams

The following table shows the potential payments effective as of March 31, 2009 upon termination or a change in control of the Company for John A. Adams, Acxiom’s Chief Operating Officer and Executive Vice President.

Type of Payment	Voluntary Termination	Retirement other than in connection with a Change in Control		Termination without Cause or for Good Reason other than in connection with a Change in Control		Termination for Cause or without Good Reason	Change in Control with No Termination		Termination without Cause or for Good Reason within 24 months of a Change in Control		Death or Disability
Severance	–	–		$875,000		–	–		$1,750,000		–
Leadership Cash Incentive Plan	–	–	1	–	1	–	–		–		$362,625	2
Supplemental Executive Retirement Plan	–	–		–		–	–		–		–
Stock Options (unvested and accelerated)	–	–		–		–	–	3	–	4	–	5
Restricted Stock Units	–	–		–		–	–	3	$199,800	6	$199,800	5
Section 280G Excise Tax “Gross Up”	–	–		–		–	–		$707,282		–
Total:	–	–		$875,000		–	–		$2,657,082		$562,425
________________________
1
The terms and conditions of the Cash Incentive Plan provide that in the event of retirement, layoff by the Company, death or disability, leaders or their beneficiaries may, at the Company’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period. If the decision were made to make payment to Mr. Adams, he or his beneficiaries would receive $362,625.

2
The terms of Mr. Adams’ employment agreement require payment of any target cash bonus that Mr. Adams would have been entitled to but for the death or disability, prorated based on the portion of the applicable year that Mr. Adams worked.

3	The terms and conditions of various Company equity plans permit the board of directors to automatically vest certain options and RSUs in the event of a change of control.

4
Pursuant to Mr. Adams’ employment agreement, upon his termination without cause or resignation for good reason within 24 months of a change of control, any unvested stock options would vest. This value is determined using the closing stock price on March 31, 2009. The exercise price for Mr. Adams’ unvested non-qualified stock options was higher than the closing price of Company common stock on March 31, 2009; therefore, there would be no value realized as of that date.

5
Six months after long-term disability payments commence, all unvested stock and RSUs vest. Upon death, any unvested stock options and RSUs would immediately vest. The exercise price for Mr. Adams’ unvested non-qualified stock options was higher than the closing price of the Company’s common stock on March 31, 2009; therefore, there was no value realized as of that date. The RSU value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

6
Pursuant to Mr. Adams’ employment agreement, upon his termination without cause or resignation for good reason within 24 months of a change of control, any unvested RSUs would vest. This value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Jerry C. Jones

The following table shows the potential payments effective as of March 31, 2009 upon termination or a change in control of the Company for Jerry C. Jones, Chief Legal Officer and Senior Vice President.

Type of Payment	Voluntary Termination		Retirement other than in connection with a Change in Control		Involuntary not for Cause Termination other than in connection with a Change in Control		Involuntary for Cause Termination		Change in Control with No Termination		Termination without Cause or for Good Reason following a Change in Control		Death or Disability
Severance	–		–		–		–		–		$464,398	1	–
Leadership Cash Incentive Plan	–		–	2	–	2	–		–		–		–	2
Supplemental Executive Retirement Plan	$23,837	3	$23,837	3	$23,837	3	$23,837	3	–	4	$23,837	3	$23,837	3
Stock Options (unvested and accelerated)	–		–		–		–		–	5	–		–	6
Restricted Stock Units	–		–		–		–		–	5	–		$127,517	6
Total	$23,837		$23,837		$23,837		$23,837		–		$488,235		$151,354
________________________
1
Mr. Jones would have been entitled to this payment under his Executive Security Agreement with the Company if his employment had been terminated other than for cause, death or disability on March 31, 2009 contemporaneously with a change in control.

2
The terms and conditions of the Cash Incentive Plan provide that in the event of retirement, layoff by the Company, death or disability, leaders or their beneficiaries may, at the Company’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period. If the decision were made to make payment to Mr. Jones, he or his beneficiaries would receive $238,849.

3
This amount consists of Mr. Jones’ voluntary deferrals, earnings on investments and vested Company matching contributions as of March 31, 2009 under the SERP. As is the case with the 401(k) Plan, the Company matches contributions at a rate of $.50 on the dollar on the participant’s combined contributions to the 401(k) Plan and the SERP that do not exceed 6% of the participant’s compensation except in the case of death or disability, at which time any unvested match will automatically vest.

4
The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

5	The terms and conditions of various Company equity plans permit the board of directors to automatically vest certain options and RSUs in the event of a change of control.

6
Six months after long-term disability payments commence, all unvested stock and RSUs vest. Upon death, any unvested stock options and RSUs would immediately vest. The exercise price for Mr. Jones’ unvested non-qualified stock options was higher than the closing price of the Company’s common stock on March 31, 2009; therefore, there was no value realized as of that date. The RSU value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Shawn M. Donovan

The following table shows the potential payments effective as of March 31, 2009 upon termination or a change in control of the Company for Shawn M. Donovan, Senior Vice President - Global Sales.

Type of Payment	Voluntary Termination		Retirement other than in connection with a Change in Control		Involuntary not for Cause Termination other than in connection with a Change in Control		Involuntary for Cause Termination		Change in Control with No Termination		Termination without Cause following a Change in Control		Death or Disability
Severance	-		–		$350,000	1	–		–		–		–
Leadership Cash Incentive Plan	–		–	2	–	2	–		–		–		–	2
Supplemental Executive Retirement Plan	$4,399	3	$4,399	3	$4,399	3	$4,399	3	–	4	$4,399	3	$4,880	3
Stock Options (unvested and accelerated)	–		–		–		–		–	5	–		–	6
Restricted Stock Units3	–		–		–		–		–	5	–		$103,600	6
Total	$4,399		$4,399		$354,399		$4,399		–		$4,399		$108,480

1
The terms and conditions of Mr. Donovan’s offer letter provide that if his employment is terminated without cause, he will be entitled to receive a lump sum payment of twelve (12) months of base salary.

2
The terms and conditions of the Cash Incentive Plan provide that in the event of retirement, layoff by the Company, death or disability, leaders or their beneficiaries may, at the Company’s discretion, receive a prorated payout based on the actual employment period and attainment against targets during the employment period. If the decision were made to make payment to Mr. Donovan, he or his beneficiaries would receive $177,340.

3
This amount consists of Mr. Donovan’s voluntary deferrals, earnings on vested investments and Company matching contributions as of March 31, 2009 under the SERP. As is the case with the 401(k) Plan, the Company matches contributions at a rate of $.50 on the dollar on the participant’s combined contributions to the 401(k) Plan and the SERP that do not exceed 6% of the participant’s compensation except in the case of death or disability, at which time any unvested match will automatically vest.

4
The SERP is not affected by a change in control unless employment is terminated. Upon termination, the SERP would provide applicable termination benefits in accordance with normal termination guidelines.

5	The terms and conditions of various Company equity plans permit the board of directors to automatically vest certain options and RSUs in the event of a change of control.

6
Six months after long-term disability payments commence, all unvested stock and RSUs vest. Upon death, any unvested stock options and RSUs would immediately vest. The exercise price for Mr. Donovan’s unvested non-qualified stock options was higher than the closing price of the Company’s common stock on March 31, 2009; therefore, there was no value realized as of that date. The RSU value is determined by multiplying the number of RSUs with accelerated vesting times the closing stock price on March 31, 2009.

[THIS SPACE LEFT BLANK INTENTIONALLY]

NON-EMPLOYEE DIRECTOR COMPENSATION

The governance/nominating committee of the board of directors reviews and makes a recommendation to the full board regarding the compensation to be paid to the non-employee directors each year. The base annual fee for non-employee directors is currently $80,000 with an additional $10,000 payable for each committee on which a director serves. The audit committee chairman is paid an additional $25,000 per year. The non-executive chairman of the board is currently paid a base annual fee of $120,000 plus $10,000 per committee. Fees are payable in shares of Acxiom stock, cash or a combination of stock and cash, at each director’s election. In fiscal 2009 directors who took 100% of their fees in stock received a 15% premium, also payable in stock. In August 2008 the board adopted the Acxiom Corporation Directors’ Deferred Compensation Plan under which stock (but not cash) fees may be deferred.

The following table shows the compensation paid in fiscal 2009 to the non-employee directors who were serving as directors at any time during the fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
William T. Dillard II	-	$126,500	$126,500
Michael J. Durham		$98,670	$98,670	1
Dr. Mary L. Good	$50,000	$50,000	$100,000
Ann Die Hasselmo	-	$115,000	$115,000
William J. Henderson	$100,000	-	$100,000
Thomas F. McLarty, III	$45,000	$45,000	$90,000
Stephen M. Patterson	$112,500	-	$112,500
Kevin M. Twomey	-	$129,375	$129,375
Jeffrey W. Ubben	-	$115,000	$115,000
R. Halsey Wise	-	$115,000	$115,000	2

1These fees represent Mr. Durham’s compensation as non-executive chairman of the board for the eight-month period beginning in December 2008 and ending in August 2009, at which time Mr. Durham will be paid on the same 12-month pay cycle that the other directors are currently being paid on.

2 Receipt of these fees was deferred by Mr. Wise pursuant to the Acxiom Corporation Directors’ Deferred Compensation Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits: The following exhibits are filed with this report or are incorporated by reference to previously filed material.

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

10(g)*	Acxiom Corporation FY 2010 Leadership Cash Incentive Plan

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
Professional Services Agreement dated March 27, 2008 between Acxiom Corporation and L. Lee Hodges (previously filed as Exhibit 10(z) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference)

10(w)
Offer Letter dated May 9, 2007, by and between Acxiom Corporation and Christopher W. Wolf (previously filed as Exhibit 99.2 to Acxiom’s Current Report on Form 8-K dated May 16, 2007, and incorporated herein by reference)

10(x)	Offer Letter dated April 21, 2008, by and between Acxiom Corporation and Shawn M. Donovan

10(y)	Acceptance Letter dated May 19, 2008, by and between Acxiom Corporation and Shawn M. Donovan

21*	Subsidiaries of Acxiom Corporation

23*	Consent of KPMG LLP

24*	Powers of Attorney

31(a)	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included in Annual Report on Original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ACXIOM CORPORATION

Date: March 31, 2010	By:	/s/ Catherine L. Hughes
                    Catherine L. Hughes
                    Corporate Governance Officer & Secretary

EXHIBIT INDEX

Exhibit

No.

10(x)	Offer Letter dated April 21, 2008, by and between Acxiom Corporation and Shawn M. Donovan

10(y)	Acceptance Letter dated May 19, 2008, by and between Acxiom Corporation and Shawn M. Donovan

31(a)	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002