Form 10-K
period 2010-03-31
ACXIOM CORP
filed 2010-05-26
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2010
                    OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission file number 0-13163

ACXIOM CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0581897 (I.R.S. Employer Identification No.)

P.O. Box 8180, 601 E. Third Street, Little Rock, Arkansas (Address of Principal Executive Offices)	72201 (Zip Code)

(501) 342-1000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes [X]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.	Yes [ ]	No [X]

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes [ ]	No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ National Market was approximately $735,112,886.  (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 25, 2010, was 79,685,317.

Table of Contents		Page

Documents Incorporated by Reference ...................................................................................................................		4

Part I

Availability of SEC Filings and Corporate Governance Information; Cautionary Statements..........................		4

Item 1.	Business ................................................................................................................................................	6

Item 1A.	Risk Factors ..........................................................................................................................................	13

Item 1B.	Unresolved Staff Comments ...............................................................................................................	17

Item 2.	Properties ..............................................................................................................................................	18

Item 3.	Legal Proceedings ...............................................................................................................................	20

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .................................................................................................................................	20

Item 6.	Selected Financial Data ...........................................................................................................................	23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .....	23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk ...........................................................	23

Item 8.	Financial Statements and Supplementary Data ....................................................................................	23

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...	23

Item 9A.	Controls and Procedures ........................................................................................................................	23

Item 9B.	Other Information ....................................................................................................................................	24

Part III

Item 10.	Directors, Executive Officers and Corporate Governance...............................................................	24

Item 11.	Executive Compensation ......................................................................................................................	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...............................................................................................................................	24

Item 13.	Certain Relationships and Related Transactions, and Director Independence…………………..	24

Item 14.	Principal Accountant Fees and Services ............................................................................................	25

Part IV

Item 15.	Exhibits and Financial Statement Schedules........................................................................................	25

Signatures .........................................................................................................................................................................		29

Financial Supplement ......................................................................................................................................................		F-1 – F-58

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Acxiom’s Proxy Statement for the 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 601 East Third Street, Little Rock, AR  72201.  Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 – F-18 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (as amended, the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA.   These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

Forward-looking statements may include but are not limited to the following:
•	management’s expectations about the macro economy;
•	that the amounts for restructuring and impairment charges and accruals for litigation will be within estimated ranges;
•	that the cash flows used in estimating the recoverability of assets will be within the estimated ranges; and
•	that items which management currently believes are not material will continue to not be material in the future.

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

Item 1.  Business

Overview

Acxiom is a recognized leader in marketing technology and services that enable marketers to successfully manage audiences, personalize consumer experiences and create profitable customer relationships. Our superior industry-focused, consultative approach combines consumer data and analytics, databases, data integration and consulting solutions for personalized, multichannel marketing strategies. Acxiom leverages over 40 years of experience of data management to deliver high-performance, highly secure, reliable information management services. Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA, and serves clients around the world from locations in the United States, Europe, Asia-Pacific and the Middle East. For more information about Acxiom, visit www.acxiom.com.

Our client base in the U.S. consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, travel and telecommunications industries. Our solutions are designed to meet the specific needs of our clients in the industries in which they operate. We target organizations that view data as a strategic competitive advantage and an integral component of their business decision-making process. Every day, Acxiom clients benefit from over 40 years of experience serving their information, technology and marketing services needs. We help our clients with:

•	Recognition of consumers at any touchpoint, leveraging targeting techniques, such as consumer lifestage and retargeting, and creating a single customer view without compromising privacy or security
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

Market Growth Drivers

In today’s technologically advanced and competitive business environment, companies are using vast amounts of customer, prospect and marketplace information to manage their businesses. The information services industry provides a broad range of products and services designed to help companies recognize and engage prospects and customers across the broad spectrum of channels. Acxiom’s consultative capabilities, industry and analytic knowledge, premier data content, and technological innovations combine to enable our clients to efficiently access and manage information throughout the enterprise and on a global scale.

We believe the following trends and dynamics of the information services industry provide us with multiple growth opportunities:

•	Increasing demand for business intelligence by transforming huge stores of data into insight for real-time and operational decision making
•	Increasingly targeted, interactive and integrated marketing strategies
•	Consumer empowerment that enables individuals to better choose, receive and reject information
•	Technological advances in data management
•	Movement toward multiple communication tools/technology, from search engines to blogs to social networking to addressable TV
•	Consumer privacy, security and fraud management demands
•	Increasing demand for identity verification/authentication
•	Globalization

Our Sales Growth Strategy

Acxiom’s growth strategy will continue to build on our strengths in the direct and digital information-based marketing arenas, serving the largest companies in nearly all marketing industries in the U.S and, increasingly, internationally.

Our current strategy, which builds on past strategies, includes:

Global – Building a strong base outside the U.S.

Multichannel Focus – Expanding our emphasis on marketing technology and services by combining our data and technology assets, including consumer data, consumer recognition, analytics, client databases, digital and direct marketing strategy, media targeting and delivery optimization to create multichannel, insights-driven solutions that enable marketers to reach audiences with greater certainty. Channels include e-mail, SMS, targeted banner ads, mobile advertising and addressable TV.

Consultative Solutions – Designing programs and approaches, from start to finish, which deliver innovation and new returns on investments (ROIs) designed to add significant value for our clients.

Multi-Industry Emphasis – Extending our expertise in financial services to other sectors and markets.

Our growth strategy includes four primary components:

1.	Leveraging the depth of Acxiom’s client relationships for increased cross-sell offerings using multiple marketing channels:

•	Increased focus on designing and recommending integrated multi-element solutions (vs. single-point solutions)
•	Penetration into identified gaps in services provided to existing clients
•	Development of new multichannel strategies to increase the scope of Acxiom’s offerings for each client
•	Identification of new industry, geography and product growth areas
•	Aggressive customer sales opportunity management

2.	Developing more standardized market-driven and solution-driven products and services:

•	Productizing our marketing offerings, leveraging our vast case study experiences
•	Identifying and cultivating new industry-specific solutions
•	Better packaging multi-product solution offerings to appeal to clients and prospects
•	Standardizing technical product bundlings for operational scale

3.	Improving operational effectiveness in all aspects of our business by:

•	Centralizing our technology architecture and development functions to drive standards and consistency
•	Driving down unit costs by leveraging “Centers of Excellence” both onshore and offshore
•	Enforcing centralized and prioritized investment across research/development, mergers/acquisitions and infrastructure programs
•	Driving “leaner” practices across client accounts as well as internal business processes

4.	Strengthening the culture and mindset of “One Culture, One Team, One Company” by:

•	Disciplined account planning and business management functions
•	Rigorous pursuit review processes with cross-organizational sign-offs
•	A stronger matrix leadership structure to support our organizational model and foster collaboration

Our Competitive Strengths

Using primarily the following competencies, Acxiom seeks to capitalize on market trends to drive growth. These competencies also represent competitive differentiators that we believe uniquely position us to deliver high-value solutions to our clients.

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

We originated the term “Customer Data Integration” (CDI) and believe we are unmatched in our ability to transform and integrate massive amounts of data. We believe our CDI capabilities, combined with related real-time customer recognition software and infrastructure, constitute the leading solution for companies seeking to better integrate their customer data and engage broader audiences across all devices and channels.

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

Business Segments

Acxiom reports segment information consistent with the way we internally disaggregate our operations to assess performance and to allocate resources.  In fiscal 2010 our business segments consisted of Information Services and Information Products. The Information Services segment includes the Company’s global lines of business for CDI, Multichannel Marketing Services, Infrastructure Management Services and Consulting Services. The Information Products segment is comprised of the Company’s global Consumer Insights and Risk Mitigation Products lines of business and the U.S. Background Screening Products line of business. We evaluate performance of the segments based on segment operating income, which excludes certain gains, losses and other items.  Information concerning the financial results of our fiscal year 2010 business segments is included in note 18 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

Information Services develops, sells and delivers industry-tailored solutions globally through integration of products, services and consulting. Those services include the design and creation of marketing databases and data warehouses; data integration and customer-recognition systems; marketing applications; list processing; and information technology services.

Information Products develops and sells all global data products, including segmentation products and domestic fraud and risk mitigation products as well as online advertising products. For decades, Acxiom has been a leader in creating and making advances in data and segmentation products. Today these include InfoBase-X®,, a customer-centric foundation for all marketing needs with the largest collection of U.S. consumer information available in one source; PersonicX®, the industry-leading household segmentation and visualization system; and Acxiom Relevance-X® , an online advertising network that lets marketers reach the consumers most likely to be interested in their particular product or service.

Financial information about geographic areas in which we operate, including revenues generated in foreign countries and long-lived assets located in foreign countries, is set forth in note 16, “Foreign Operations” of the Notes to Consolidated Financial Statements, which is attached to this Annual Report as part of the Financial Supplement.

Seasonality and Inflation

Historically our traditional direct marketing operations experience their lowest revenue in the first quarter of each fiscal year.  In order to minimize the impact of these fluctuations, we continue to seek long-term strategic partnerships with more predictable revenues.  Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 77% in fiscal 2010 compared to 75% in fiscal 2009 and 74% in fiscal 2008.

Although we cannot accurately determine the amounts attributable to inflation, we are affected by inflation through increased costs of compensation, and other operating expenses.  If inflation were to increase over the low levels of recent years, the impact in the short run would be to cause an increase in costs, which we would attempt to pass on to clients, although there is no assurance we would be able to do so.  Generally, the effects of inflation in recent years have been offset by technological advances, economies of scale and other operational efficiencies.

Clients

Our client base consists primarily of Fortune 1000 companies in the financial services, insurance, information services, direct marketing, media, retail, consumer packaged goods, technology, automotive, healthcare, travel and telecommunications industries.

Our 10 largest clients represented approximately 32% percent of our revenue in fiscal 2010. No single client accounted for more than 10 percent of the revenues of the Company as a whole or 10% of the revenues of any individual business segment during the last fiscal year. We seek to maintain long-term relationships with our clients. Many of our clients typically operate under contracts with initial terms of at least two years. We have historically experienced high retention rates among our clients.

Sales and Marketing

Our global sales and marketing organizations are focused on ensuring that clients and prospects understand that only Acxiom is equipped with the data assets, technology and intellectual capital required to implement fully integrated marketing and business solutions across multiple channels with readily measurable results.

Our centralized sales force is focused exclusively on new business development across all markets – primarily new clients and new lines of business with existing clients. Additionally, we have associates in account management roles in our market industry groups who are focused on revenue growth within existing accounts as well as leading implementations and service delivery.

Our global marketing organization has actively promoted our ability to integrate services across the interactive channels now in use globally. In keeping with external market dynamics, our marketing teams have been increasingly focused on merging online and offline channels for greater market impact.

Pricing

Given the diverse nature of the markets and industries it serves,  we deploy a number of pricing techniques designed to yield acceptable margins and returns on invested capital.  In its top-tier markets, a substantial portion of Acxiom’s revenue is generated from highly customized, outsourced solutions in which prices are dictated by the scope, complexity, nature of assets deployed and service levels required for the individual client engagements.  For its mid-tier markets, Acxiom offers pre-packaged or standard solutions for which prices are driven by standard rates applied to the volumes and frequencies of client inputs and outputs.  Our product offerings, such as consumer data or data hygiene, are priced under a transactional model and others are priced under a subscription or license model.  Acxiom’s consulting and analytical services are typically priced per engagement, using a professional services model or on a fee per model basis.

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

In China, where we have had a presence since 2004, the competition is fragmented, with only a few local firms providing similar services.  Well-known global providers, however, have recently been attracted by the potential of the Chinese market and appear to be investing heavily.

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

Our industry has experienced a variety of business combinations that consolidate our competitors.  The possibility of the consolidation or merger of companies who might combine forces to create a single-source provider of multiple services to the marketplace in which we compete could result in increased price competition for us which would negatively affect our business results.  As noted above, we currently compete against numerous providers of a single service or product in several separate market spaces.  Since we offer a larger variety of services than many of our current competitors, we have been able to successfully compete against them in most instances.  However, the dynamics of the marketplace could be significantly altered if some of the single-service providers were to combine with each other to provide a wider variety of services.

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

•
Changes in the consumer and/or business information industries and markets, including the decline in the use of direct mail marketing and the ever-increasing use of alternative marketing channels such as online advertising, which could result in lower profit margins;

•	The ability to protect our proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

•	The impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geographies where our products and services are deployed.

Employees

Acxiom employs approximately 6,400 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement. To the best of management’s knowledge, approximately 20 associates are elected members of work councils representing Acxiom associates in the EU. Acxiom has never experienced a work stoppage and believes that its employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers.

John A. Meyer, age 53, is the Company’s Chief Executive Officer and President.  Mr. Meyer joined the Company in February 2008.  From 2003 - 2008 he was employed by Alcatel-Lucent, a global communications network firm, as president of the Alcatel-Lucent Services Group, in which position he was responsible for more than $6 billion in annual revenue and the management of more than 20,000 people. The group he led designed, implemented and managed some of the most sophisticated communications networks in the world.  Prior to joining Lucent, Mr. Meyer was employed for nearly 20 years at Electronic Data Systems Corporation (EDS), where he held a number of positions including head of the Northeast business in the United States and president of the Europe, Middle East and Africa region. He served in the U.S. Air Force from 1979 to 1983 as a flight commander, achieving the rank of captain.  Mr. Meyer serves as chairman of the advisory board of the College of Information Sciences and Technology at Pennsylvania State University and serves on the governing board of the Direct Marketing Association. He is also a member of the board of directors of the Arkansas Arts Center and the Arkansas Symphony Orchestra.  He holds an MBA with honors in quantitative methods from the University of Missouri and a bachelor’s degree in management from Pennsylvania State University.

John A. Adams, age 55, is the Company’s Chief Operating Officer and Executive Vice President and is responsible for directing the operational areas of the business which include the market facing industry units, Europe and Asia Pacific, service development and delivery, and information technology.  He joined Acxiom May 2008.  Previously Mr. Adams was executive vice president of customer solutions for Eclipsys, a healthcare information software and services vendor.  In that capacity, he was responsible for the company’s outsourcing and hosting units as well as a number of administrative functions.  From 2003 – 2004, he served as chief financial officer for Exult, Inc., a human resources business process outsourcing company that was subsequently sold to Hewitt Associates during Mr. Adams’ tenure.  From 2000 – 2003 Mr. Adams served as chief financial officer and vice president of AT&T Business Services, a subsidiary of AT&T Corporation.  In this role, he led a successful restructuring of the subsidiary’s operations.  Prior to that, Mr. Adams was employed by EDS for 15 years, serving most recently as vice president and controller, in which capacity he oversaw the accounting and finance functions for EDS worldwide.  Mr. Adams, a British citizen, is a member of the Institute of Chartered Accountants in England and Wales.  He holds a bachelor’s degree with honors in economics from the University of Exeter, England.

Christopher W. Wolf, age 48, is the Company’s Chief Financial Officer and Executive Vice President.  He joined Acxiom in 2007 and is responsible for all aspects of Acxiom’s financial management.  He has over 20 years experience as a financial executive and consultant to companies in the marketing, retail and technology sectors.  He most recently served as an independent consultant, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions, and tax planning to a variety of public and private entities.  From 2005 - 2006, Mr. Wolf served as CFO of  NiuTech LLC, an internet marketing services company, where he was responsible for the accounting, financial planning and analysis, treasury, and risk management activities of the company.  From 1996 - 2004, Mr. Wolf was employed in various finance and tax positions with Catalina Marketing Corporation, culminating in his service as chief financial officer from 2002 - 2004.  He also served as executive vice president from 2003 - 2004; senior vice president from 2002 - 2003; vice president –finance and treasurer from 2000 - 2002; executive director of tax, treasury and international finance from 1998 - 2000; senior director of tax and international finance from 1997 - 1998; and senior director of tax from 1996 - 1997.  Prior to joining Catalina, Mr. Wolf served for 10 years as a tax manager and consultant for Arthur Andersen & Co.  He is a certified public accountant and holds a master’s degree in accounting from the University of North Carolina and a bachelor’s degree in the same field from Florida State University.

Jerry C. Jones, age 54, is the Company’s Chief Legal Officer, Senior Vice President and Assistant Secretary.  He joined Acxiom in 1999 and is responsible for leading the strategy and execution of mergers and alliances, assists in the Company’s strategic initiatives, and oversees legal matters.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009, and he is chairman of the board of the Arkansas Virtual Academy, a statewide online public school.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Shawn M. Donovan, age 47, is the Company's Senior Vice President Global Sales.  He joined Acxiom in 2008 and is responsible for sales and sales support operations.  In this role, he leads the teams directly responsible for developing new business and supporting the growth of existing accounts through consultative, value-based selling. Prior to joining Acxiom, he was employed by EDS where he most recently was vice president of Banking & Capital Markets for the financial services industry.  In his 20 years at EDS, Mr. Donovan served in numerous sales and sales leadership roles and was often enlisted to create or reinvigorate large sales organizations responsible for billions of dollars in revenue. He holds a bachelor’s degree in public administration from George Mason University.

Cindy K. Childers, age 50, is the Company's Senior Vice President – Human Resources.  She joined Acxiom in 1985.  In her current role, Ms. Childers leads strategic planning and execution in the areas of human resources, business culture, organizational effectiveness, associate development, recruiting and talent management.  Previously, she served as leader of the financial services business unit and oversaw all of the financial and accounting functions of the Company.  Before joining Acxiom, she was a certified public accountant in audit and tax for KPMG Peat Marwick.  Ms. Childers holds a bachelor’s degree in business administration from the University of Central Arkansas.

Michael N. Darviche, age 49, is the Company’s Chief Marketing Officer and Senior Vice President.  He joined Acxiom in February 2009 and is responsible for the Company’s global product marketing, marketing communications, sales support, strategy and business development activities. In 2006 he founded and served as CEO of Flash Capital Systems, a data and technology customer-monitoring services company.  He was a senior vice president for Citi 360, a data business division of Citigroup, where he led strategy, sales and marketing from 2004 - 2005.  From 2001 – 2003 Mr. Darviche was the managing director at Marsh, Inc., a global insurance/brokerage firm, where he was responsible for global e-business and digital products and platforms.  Prior to that, Mr. Darviche was a co-founder and general manager of Bigfoot Interactive, one of the world’s first e-marketing service providers, after beginning his career as a direct marketer at American Express. He serves on the board of the Greenburgh Nature Center, an environmental education center in New York.  He also serves in an advisory capacity to The LEAGUE, an internet-based education curriculum business in New Jersey.  Mr. Darviche holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in economics from Tufts University.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.  These risks are not the only ones we face.  Our business operations could also be impaired by additional risks and uncertainties that are not presently known to us or that we currently consider immaterial.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive.

The complexity and uncertainty regarding the development of new technologies affect our business greatly, as does the loss of market share through competition, and the extent and timing of market acceptance of innovative products and technology.  We are also potentially affected by:

•	Longer sales cycles for our solutions due to the nature of that technology as an enterprise-wide solution;

•	The introduction of competent, competitive products or technologies by other companies;

•
Changes in the consumer and/or business information industries and markets, including the decline in the use of direct mail marketing and the ever-increasing use of alternative marketing channels such as online advertising, which could result in lower profit margins for the Company;

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

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from the increasing public concern over consumer privacy issues.  In the U.S., both the Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data.  In most of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists.  Many times restrictions are placed on the use of data upon the occurrence of unanticipated events that rapidly drive the adoption of legislation or regulation.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting some kinds of data.  In the U.S. the general data collection regime is that non-sensitive data is usable so long as the person does not affirmatively “opt-out” of the collection.  In Europe the reverse is true.  If the European model were adopted in the U.S. it would lead to less data being available and at a higher cost.  It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients’ requirements, potentially resulting in decreased revenues, net income, and earnings per share.

We could experience a breach of the confidentiality of the information we hold or of the security of our computer systems.

We operate extremely complex computer systems that contain personally identifiable data.  Unauthorized third parties could attempt to gain entry to such systems for the purpose of stealing data or disrupting the systems.  We believe that we have taken adequate measures to protect them from intrusion, but in the event that our efforts are unsuccessful we could suffer significant harm.  Further, we handle large quantities of personally identifiable information that must be maintained on a confidential basis.  In the event the confidentiality of such information was compromised, we could suffer significant harm.

Data suppliers might withdraw data from us, leading to our inability to provide products and services to our clients which could lead to decreases in our operating results.

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

While approximately 77% of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times and therefore some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates.  If renewed by the customer, the terms of the renewal contract may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from customers with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these customers is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are less predictable and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with these customers.  In addition, if a significant customer fails to renew a contract, our business could be negatively impacted if additional business is not obtained to replace the business which was lost.

Our operations outside the U.S. subject us to risks normally associated with international operations.

During the last fiscal year, we received approximately 14% of our revenues from business outside the United States.  As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S. and in order to do this we must continue to strengthen our foreign operations, hire additional personnel, and continue to identify and execute beneficial strategic alliances.  To the extent that we are unable to do these things in a timely manner, our growth, if any, in non-U.S. revenues will be limited and our operating results could be materially adversely affected. In general, each of our foreign locations is expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on our future costs or on future cash flows from foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.  Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.  The various risks which are inherent in doing business in the United States are also generally applicable to doing business outside of the United States and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

Loss of data center capacity or interruption of telecommunication links could adversely affect our business.

Our business is heavily dependent upon highly complex data processing capability.  Our ability to protect our data centers against damage or interruption from fire, power loss, telecommunications failure or other disasters is critical to our future.  The online services we provide are dependent on links to telecommunication providers.  We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations.  Any damage to our data centers or any failure of our telecommunications links that causes interruptions in our operations could materially adversely affect our ability to meet our clients' requirements, which could result in decreased revenues, net income, and earnings per share.

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

Our traditional direct marketing business could be negatively affected by rising postal costs, the green movement and the shift to alternative marketing channels, including online communications.

Postal rate increases are now expected to occur every year.  The most recent increase in the U.S. became effective in May 2009.  Although the USPS has indicated that no rate increase will occur in 2010, rates are anticipated to rise annually at approximately the rate of inflation.  As they rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.

Those in the traditional direct mail business, as well as the postal service, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the postal service will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces.

We are actively investing in multichannel marketing services in addition to maintaining our ability to continue servicing traditional direct mail customers and expect to offset some of the declining revenues associated with regular mail.  This dual focus could, however, result in the loss of business with some direct mailers, thereby negatively affecting us by decreasing the amount of processing services our clients purchase from us, which could result in lower revenues, net income and earnings per share.

Industry consolidations could result in increased competition for our products and services.

Our industry has experienced a variety of business combinations that have consolidated our competitors.  The possibility of the consolidation or merger of companies who might combine forces to create a single-source provider of multiple services to the marketplace in which we compete could result in increased price competition for us which would negatively affect our business results.  We currently compete against numerous providers of a single service or product in several separate market spaces.  (See the discussion above under “Competition.”)  Since we offer a larger variety of services than many of our current competitors, we have been able to successfully compete against them in most instances.  However, the dynamics of the marketplace could be significantly altered if some of the single-service providers were to combine with each other to provide a wider variety of services.

Processing errors or delays in completing service level requirements for our clients could result in negative financial consequences.

Processing errors could result in the issuance of credits to clients, the re-performance of work, and/or the payment of damages.  Likewise, the failure to meet contractual service level requirements or to meet specified goals with contractual timeframes could result in monetary penalties or lost revenue.

Our engagements with certain clients, particularly those with long-term, fixed-priced agreements, may not be profitable.

The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services.  Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse affect on our profit margin.  Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such a contract.  In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals.  Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement which could adversely affect our operating results.

Our ability to recover significant up-front capital investments required by certain client contracts is subject to risks.

A few of our client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the contract.  These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies.  Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases.  Failure to recover such capital investments could materially adversely affect our operating results.

Failure to attract and retain qualified employees could adversely affect our business.

Competition for qualified technical, sales and other personnel is often intense, and we periodically are required to pay premium wages to attract and retain good employees.  There can be no assurance that we will be able to continue to hire and retain sufficient qualified management, technical, sales and other employees necessary to conduct our operations successfully.

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

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•
cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

•	impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts;

•	decrease the value of our investments in equity and debt securities;

•	impair the financial viability of our insurers.

Item 1B.  Unresolved Staff Comments

Not applicable.

[THIS SPACE LEFT BLANK INTENTIONALLY]

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  We also have operations in Europe, Asia-Pacific and the Middle East.  In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  We do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2011.  The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Information Services and Information Products
Fayetteville, Arkansas	Lease	Office space	Information Services and Information Products
Little Rock, Arkansas	Two buildings held in fee	Principal executive offices; office space; data center	Information Services and Information Products
Foster City, California	Lease	Office space	Information Services
Broomfield, Colorado	Lease	Office space	Information Services and Information Products
Cape Coral, Florida	Lease	Office space	Information Products
Chicago, Illinois	Lease	Data center; office space	Information Services
Downers Grove, Illinois	Lease	Data center; office space	Information Services
Elk Grove Village, Illinois	Lease	Data center	Information Services
Shoreview, Minnesota	Lease	Office space	Information Services
New York, New York	Two leased offices	Office space	Information Services and Information Products
Fairlawn, Ohio	Lease	Office space	Information Products
Independence, Ohio	Lease	Office space	Information Products
Memphis, Tennessee	Lease	Office space	Information Services
Nashville, Tennessee	Lease	Office space	Information Services

Europe:
London, England	Lease	Office space	Information Services and Information Products
Normanton, England	Lease	Data center; office space	Information Services and Information Products
Sunderland, England	Lease	Data center; fulfillment service center; office space; warehouse space	Information Services and Information Products
Teddington, England	Lease	Office space	Information Services and Information Products
Paris, France	Lease	Data center; office space	Information Services and Information Products
Frankfurt, Germany	Lease	Office space	Information Services and Information Products
Munich, Germany	Lease	Office space	Information Services and Information Products
Amsterdam, Netherlands	Lease	Office space	Information Services and Information Products
Gdansk, Poland	Lease	Office space	Information Services and Information Products
Warsaw, Poland	Lease	Office space	Information Services and Information Products
Australia:
Sydney, Australia	Lease	Office space	Information Services

China:
Shanghai, China	Lease	Office space	Information Services
Nantong, China	Lease	Data center; office space	Information Services

Saudi Arabia:
Jeddah, Saudi Arabia	Lease	Office space	Information Services and Information Products

Item 3.  Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope, except those incorporated by reference under this Part I, Item 3.

Please refer to the discussion of certain legal proceedings pending against the Company in the Financial Supplement to this Annual Report on Form 10-K, Notes to Consolidated Financial Statements, Note 11 Commitments and Contingencies, Legal Matters, which discussion is incorporated herein by reference.

Item 4.  Reserved

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on NASDAQ and trade under the symbol ACXM.  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by Dow Jones & Company, Inc. for each quarter in fiscal 2010 and 2009.

Fiscal 2010	High	Low	Dividend Declared
Fourth Quarter	$ 18.74	$ 13.50	-
Third Quarter	14.41	9.07	-
Second Quarter	10.20	7.76	-
First Quarter	12.59	7.25	-

Fiscal 2009	High	Low	Dividend Declared
Fourth Quarter	$ 10.76	$ 7.06	-
Third Quarter	12.93	6.35	-
Second Quarter	15.11	10.91	$.06
First Quarter	15.10	10.46	$.06

Holders

As of May 24, 2010 the approximate number of record holders of the Company’s common stock was 2,100.

Dividends

In November 2008, the board of directors suspended dividend payments on the Company’s common stock.  Prior to that, dividends of $.06 per share were paid in the first two quarters of fiscal year 2009.  The board may reconsider reinstituting dividend payments in the future but has no plans to reinstate them in the short term.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Acxiom's common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index.  The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2005, and tracks it through March 31, 2010.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2010 (March 31, 2010):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,103,5321	$20.57	4,654,740
Equity compensation plans not approved by stockholders	265,0002	11.19	54,884
	10,368,532	$20.33	4,709,624

1
This figure represents stock options issued under approved stock option plans, 112,997 of which options were assumed in connection with our acquisitions of May & Speh, Inc. in 1998 and Digital Impact, Inc. in 2006.

2
Issued pursuant to the Company’s 2008 Nonqualified Equity Compensation Plan described below, which does not require stockholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item appears in the Financial Supplement at pp. F-3 – F-18, which is attached hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $95 million of its term loan.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both March 31, 2010 and 2009, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

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

Item 8.   Financial Statements and Supplementary Data

The Financial Statements required by this Item appear in the Financial Supplement at pp. F-22 – F-58, which is attached hereto.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-19 and F-21, respectively, and are incorporated by reference.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The Acxiom board of directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.  The remaining information required by this Item appears under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2010 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” in Acxiom's 2010 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership” in Acxiom's 2010 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item appears under the headings “Related-Party Transactions” and “Board and Committee Matters” in Acxiom's 2010 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2010 Proxy Statement, which information is incorporated herein by reference.

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

                      Page

Reports of Independent Registered Public Accounting Firm	F-20 - F-21

Consolidated Balance Sheets as of March 31, 2010 and 2009	F-22

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008	F-23

Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2009 and 2008	F-24

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008	F-25 - F-26

Notes to the Consolidated Financial Statements	F-27 - F-58

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.

3(a)
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3(b)	Amended and Restated Bylaws (previously filed as Exhibit 3(b) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and incorporated herein by reference)

10(a)	2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated June 24, 2005, and incorporated herein by reference)

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
2008 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 15, 2008, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(e)
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

10(g)	2010 Executive Cash Incentive Plan of Acxiom Corporation

10(h)	Acxiom Corporation Executive Officer FY 2011 Cash Incentive Plan

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
Third Amended and Restated Credit Agreement dated as of March 24, 2005, by and among Acxiom Corporation, as borrower, J.P. Morgan, N.A., as agent, and the lenders who are party thereto   (previously filed as Exhibit 10.2 to Acxiom Corporation’s Report on Form 8-K dated March 24, 2005, and incorporated herein by reference)

10(l)
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
First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 13, 2009, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on November 19, 2009, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(n)
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
Asset Purchase and License Agreement dated December 29, 2005, between Acxiom Corporation and EMC Corporation and EMC (Benelux) B.V., S.à.r.l. (previously filed as Exhibit 10(s) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and incorporated herein by reference)

10(r)
Transition Amendment dated March 31, 2008, between Acxiom Corporation and EMC Corporation and EMC (Benelux) B.V., S.à.r.l. (previously filed as Exhibit 10(t) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and incorporated herein by reference)

10(s)
Offer Letter dated May 9, 2007, between Acxiom Corporation and  Christopher W. Wolf (previously filed on May 16, 2007, as Exhibit 99.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(t)
Employment Agreement dated January 14, 2008, between Acxiom Corporation and John A. Meyer (previously filed on January 17, 2008, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(u)
Employment Agreement dated May 14, 2008, between the Acxiom Corporation and John A. Adams (previously filed on May 15, 2008 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10(v)
Offer Letter dated April 21, 2008, between Acxiom Corporation and Shawn M. Donovan (previously filed as Exhibit 10(x) to Acxiom Corporation’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009, and incorporated herein by reference)

10(w)
Acceptance Letter dated May 19, 2008, between Acxiom Corporation and Shawn M. Donovan (previously filed as Exhibit 10(y) to Acxiom Corporation’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009, and incorporated herein by reference)

10(x)	Form of director indemnity agreement dated February 11, 2010

21	Subsidiaries of Acxiom Corporation

23	Consent of KPMG LLP

24	Powers of Attorney

31(a)	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[THIS SPACE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 26, 2010	By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Corporate Governance Officer & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

William T. Dillard II*	Director	May 26, 2010
William T. Dillard II

Michael J. Durham*	Director (Non-Executive Chairman of the Board	May 26, 2010
Michael J. Durham

Mary L. Good*	Director	May 26, 2010
Mary L. Good

Jerry D. Gramaglia*	Director	May 26, 2010
Jerry D. Gramaglia

Ann Die Hasselmo*	Director	May 26, 2010
Ann Die Hasselmo

William J. Henderson*	Director	May 26, 2010
William J. Henderson

Clark M. Kokich*	Director	May 26, 2010
Clark M. Kokich

Thomas F. McLarty, III*	Director	May 26, 2010
Thomas F. McLarty, III

John A. Meyer*	Director, CEO & President	May 26, 2010
John A. Meyer	(principal executive officer)

Stephen M. Patterson*	Director	May 26, 2010
Stephen M. Patterson

Kevin M. Twomey*	Director	May 26, 2010
Kevin M. Twomey

R. Halsey Wise*	Director	May 26, 2010
R. Halsey Wise

Christopher W. Wolf*	CFO & Executive Vice President (principal financial	May 26, 2010
Christopher W. Wolf	and accounting officer)

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-19
Reports of Independent Registered Public Accounting Firm	F-20
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2010 and 2009	F-22
Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008	F-23
Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2009 and 2008	F-24
Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008	F-25
Notes to the Consolidated Financial Statements	F-27

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Years ended March 31,	2010	2009	2008	2007	2006
Statement of operations data:
Revenue	$1,099,235	$1,276,573	$1,384,079	$1,390,511	$1,328,773
Net earnings (loss)	$44,159	$37,504	$(7,780)	$67,873	$61,775
Net earnings (loss) attributable to Acxiom	$44,549	$37,504	$(7,780)	$67,873	$61,775
Earnings (loss) per share:
Basic	$0.56	$0.48	$(0.10)	$0.82	$0.71
Diluted	$0.55	$0.48	$(0.10)	$0.80	$0.68
Earnings (loss) per share attributable to Acxiom stockholders:
Basic	$0.56	$0.48	$(0.10)	$0.82	$0.71
Diluted	$0.56	$0.48	$(0.10)	$0.80	$0.68
Cash dividend per common share	$0.00	$0.12	$0.12	$0.22	$0.20

As of March 31,	2010	2009	2008	2007	2006
Balance sheet data:
Current assets	$458,705	$458,522	$384,508	$380,495	$309,339
Current liabilities	$255,056	$254,554	$339,626	$387,788	$379,990
Total assets	$1,363,420	$1,366,792	$1,471,304	$1,623,523	$1,510,984
Long-term debt, excluding current installments	$458,629	$537,272	$575,308	$648,879	$376,415
Total equity	$578,497	$503,414	$496,256	$485,225	$672,958

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes.  The historical results are not necessarily indicative of results to be expected in any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom is a recognized leader in marketing technology and services that enable marketers to successfully manage audiences, personalize consumer experiences and create profitable customer relationships.  Our superior industry-focused, consultative approach combines consumer data and analytics, databases, data integration and consulting solutions for personalized, multichannel marketing strategies.  Acxiom leverages over 40 years of experience of data management to deliver high-performance, highly secure, reliable information management services.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA and serves clients around the world from locations in the United States, Europe, Asia-Pacific and the Middle East.

As the Company completes fiscal 2010 and looks ahead to 2011 the macro economic situation continues to be a challenge for management although there are signs of improvement.  Fiscal 2010 revenue was negatively impacted by contract terminations, consolidation of clients, client closings, and volume reductions.  Clients are also very price-sensitive in today’s environment.  However, the Company has been building revenue momentum since the low point in the first quarter of fiscal 2010 and expects continued revenue recovery.  During fiscal 2010, the Company focused on several initiatives to drive operating efficiency in information technology and client delivery functions.  Management expects these efficiencies to set the stage for margin expansion as revenue recovers.

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.099 billion, down 13.9 percent from $1.277 billion a year ago, a decrease of $177.3 million in annual revenue.

•	Income from operations of $98.8 million compared to $92.9 million last year.

•	Diluted earnings per share attributable to Acxiom stockholders of $0.56 compared to $0.48 in fiscal 2009.

•	Pre-tax earnings of $76.8 million, compared to pre-tax earnings of $62.2 million in fiscal 2009.

•	Operating cash flow for the fiscal year was $239.3 million compared to $268.8 million in the prior year.

•	Gross margin was 23.6 percent for both fiscal 2010 and 2009.

•
The Company completed the acquisition of a 51% interest in the assets of Direct Marketing Services (“DMS”), an entity with operations in Saudi Arabia and the United Arab Emirates.  The assets were contributed to a newly formed entity, Acxiom Middle East North Africa (MENA).

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2010.  However, these highlights are not intended to be a full discussion of the Company’s 2010 fiscal year.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2010 is presented below (dollars in millions, except per share amounts):
	2010	2009	2008	% Change 2010-2009	% Change 2009-2008
Revenue
Services	$849.4	$920.3	$969.8	(8)%	(5)%
Products	249.8	356.3	414.3	(30)	(14)
	$1,099.2	$1,276.6	$1,384.1	(14)%	(8)%
Total operating costs and expenses	1,000.4	1,183.7	1,343.9	15	12
Income from operations	$98.8	$92.9	$40.2	6%	131%
Diluted earnings (loss) per share attributable to Acxiom shareholders	$0.56	$0.48	$(0.10)	17%	580%

Revenues
For the fiscal year ended March 31, 2010, the Company’s revenue was $1,099.2 million, compared to revenue of $1,276.6 million in fiscal 2009, reflecting a decrease of $177.3 million or 13.9%.  Current year revenue is lower due to a change in a pass-through data contract.  Effective February 1, 2009, the pass-through revenue was recorded net rather than gross.
Fiscal 2009 revenue included $71.3 million related to the pass-through contract.  Excluding this item, revenue declined 8.8%.  Of the revenue decline, $52.0 million was attributable to reductions in services revenue from the Financial Services industry.  In addition, approximately $17.6 million of the decrease was due to reductions in international operations products revenue excluding the impact of exchange rate fluctuations.  The remaining $36.4 million net decrease was due to unfavorable exchange rate movement in international services revenue ($4.3 million) and contract scope reductions and other net reductions including lower volumes and terminated business.

Services revenue for the year ended March 31, 2010 was $849.4 million.  This represents a $70.8 million decrease, or 7.7%, from the prior year.  On a geographic basis, International services decreased approximately $2.9 million while US services decreased approximately $67.9 million.  International services were impacted by unfavorable exchange rate movement.  Excluding exchange rates, International services revenue was relatively flat compared to the prior year.   By line of business, a $66.9 million, or 16.9%, decline in Multichannel Marketing Services revenue was the primary cause of the reduced US services revenue.  Increases in Consulting revenue offset a smaller decline in Customer Data Integration (“CDI”) revenue and other lines were relatively flat.  Of the $66.9 million decline in Multichannel Marketing Services, the Financial Services vertical accounted for $46.4 million of the decline.  Over the last year, revenue reductions have occurred due to contract renegotiations for reduced amounts, lost contracts, volume reductions, and contracts terminated because of economic pressures.  Other industry verticals have been impacted by similar issues to a lesser degree.  Although Infrastructure Management Services had similar issues, the signing of a large new Infrastructure Management Services arrangement earlier in the year offset such reductions.

Products revenue for the year ended March 31, 2010 was $249.8 million.  This represents a $106.5 million decrease or 29.9% when compared to the prior year.  Excluding the prior year pass-through revenue of $71.3 million related to the amended data contract discussed above, products revenue was down $35.2 million, or 12.4%.  International operations accounted for $20.7 million of the decrease.  For the year ended March 31, 2010, exchange rate fluctuations had very little impact on product revenue results.  International operations were impacted by much lower ad hoc and project activity, particularly in the UK and the Netherlands.  Most US industry verticals also were down year over year due to lower volumes and some contract reductions and terminations.

For the fiscal year ended March 31, 2009, the Company’s revenue was $1,276.6 million, compared to revenue of $1,384.1 million in fiscal 2008, reflecting a decrease of $107.5 million or 7.8%.  Total revenue increased $22.4 million as a result of acquisitions completed during 2009 and 2008.  Of the revenue decline, $41.7 million was attributable to reductions in certain Infrastructure Management contracts due to the Company’s capital spending reduction initiative and other contract reductions.  In addition, approximately $17.9 million of the decrease was due to the impact of foreign currency exchange.  Another $10.1 million was due to businesses divested in fiscal year 2008, and $10.7 million was due to the change in a pass-through data contract resulting in net revenue recognition discussed above.  The remaining $49.5 million net decrease was due to contract scope reductions and other net reductions including lower volumes and terminated business.

Services revenue for the year ended March 31, 2009 was $920.3 million.  This represents a $49.5 million decrease or 5.1%.  On a geographic basis, International services revenue was impacted by unfavorable exchange rate movement and as a result was relatively flat.  Excluding the impact of exchange rates, International services revenue increased $10.8 million, or 11.8%, from the prior year.  By line of business, revenue growth in Consulting Services of $6.6 million or 24.9% was offset by a decline in Infrastructure Management services of $35.0 million or 11.2% and CDI and Multichannel Marketing Services of $19.8 million or 3.3%.  In the US, organic CDI and Multichannel Marketing Services revenue declines in the Financial Services vertical of $27.9 million, or 10.4%, and in the Manufacturing & Distribution vertical of $11.6 million, or 13.1%, which were due to lost business and lower volumes with retained business, were offset by $12.4 million in revenue from Precision Marketing and increases in the Insurance vertical of $9.4 million or 20.6%.  The decline in Infrastructure Management services is driven by lower capital spending and contract reductions with a few very large clients.  The Company believes economic pressures impacted processing volumes during both 2009 and 2010.

Products revenue for the year ended March 31, 2009 was $356.3 million, which represents a $58.0 million decrease, or 14.0%, compared to 2008.  The change in pass-through data contract revenue discussed above resulted in a $10.7 million decrease in fiscal 2009.  Excluding the pass-through data, products revenue was down $47.3 million, or 14.2%, compared to the previous year.  Revenue in both the US and International operations declined.  Revenue from International operations declined $28.1 million, of which $7.9 million was related to the divested French GIS business.  Excluding the impact of GIS and exchange rates, the International decline was approximately $13.2 million due to a reduction in client project activity, particularly in the third quarter.  The decline in US products revenue is attributable to a $14.2 million (10.2%) decrease in Infobase revenue.

For the fiscal year ended March 31, 2010, approximately 77% of the Company’s consolidated revenue was from clients who have long-term contracts (defined as contracts with initial terms of two years or more) with the Company.  These revenues include all revenue from clients for which there is a long-term contract that covers some portion of that client’s revenue.  However, this does not mean that revenue from such contracts is necessarily fixed or guaranteed, as portions of revenue from clients who have long-term contracts, as well as substantially all of the revenue from clients which are not under long-term contract, is variable or project-related.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2010 (dollars in millions):

	2010	2009	2008	% Change 2010-2009	% Change 2009-2008
Cost of revenue
Services	$654.7	$694.3	$805.4	6%	14%
Products	184.6	280.8	324.8	34	14
Total cost of revenue	839.3	975.1	1,130.2	14	14
Selling, general and administrative	162.1	170.0	177.3	5	4
Gains, losses and other items, net	(1.0)	38.6	36.4	102	(6)
Total operating costs and expenses	$1,000.4	$1,183.7	$1,343.9	15%	12%

Gross Profit Margin
The following table presents the Company’s gross profit margin for each of the years in the three-year period ended March 31, 2010:

	2010	2009	2008
Gross profit margin
Services	22.9%	24.5%	17.0%
Products	26.1	21.2	21.6
Total gross profit margin	23.6%	23.6%	18.3%
Operating profit margin	9.0%	7.3%	2.9%

Gross profit margins for services declined to 22.9% in fiscal 2010 from 24.5% in fiscal 2009.  Margins have been impacted by the decline in revenue, particularly high-margin volume-based business, and a change in the mix of revenue (higher percent of Infrastructure Management Services revenue).  The margin impact on this volume-based business has been mitigated by efficiency improvements in the shared IT and delivery functions.

Gross profit margins for services were 24.5% in fiscal 2009 compared to 17.0% in fiscal 2008.  Gross profit margin increases in fiscal 2009 were due primarily to cost reduction initiatives implemented at the end of fiscal 2008 and continuing through fiscal 2009.  Gross profit margins in 2008 were negatively impacted by restructuring Infrastructure Management contracts.  Cost of services revenue of $694.3 million in fiscal 2009 represents a decrease of $111.0 million compared to fiscal 2008.  Included in fiscal 2008 cost of services was $43.6 million related to restructuring of certain Infrastructure Management contracts.  Excluding these items, cost of services decreased by $67.4 million, or 8.8%.  The Company executed a workforce reduction in fiscal 2008 in addition to cost reductions that naturally occurred as Infrastructure Management services and CDI and Marketing services contracts were reduced or terminated.

The gross profit margins for products were 26.1% in fiscal 2010 compared to 21.2% in fiscal 2009.  Excluding the impact of prior year pass-through revenue, fiscal 2009 gross profit margin was 26.5%.  Margins for products have been impacted in a similar fashion to services.  In particular, the large decline in volume-based business in Europe has impacted overall margins.

The gross profit margins for products were 21.2% in fiscal 2009 compared to 21.6% in fiscal 2008.  Cost of products revenue of $280.8 million for 2009 represents a $44.0 million decrease compared to 2008.  Cost of products includes acquired data, data royalties, compilation costs and the costs of building and delivering the Company’s various data and risk products.  Excluding the pass-through data and related costs, product costs actually decreased approximately 13.7% and margins on non-pass through products decreased to 26.5% from 26.9% in 2008.  Margins were negatively impacted by declining revenue in both the US and International data operations.  Cost reduction initiatives implemented during 2008 and 2009 related to both personnel and data content costs partially offset the margin impact of declining revenues.

Selling, general and administrative expense was $162.1 million for the year ended March 31, 2010 representing a $7.9 million decrease from the prior year.  As a percent of total revenue, these expenses were 14.7% in 2010 compared to 13.3% in 2009 (14.1% excluding the impact of pass-through data revenue).  Selling, general and administrative expenses reflect the cost savings initiated during both 2009 and 2010.  Additionally, 2010 costs were lower than 2009 due to lower levels of incentive compensation.

Selling, general and administrative expense was $170.0 million for the year ended March 31, 2009 which represents a $7.3 million reduction or 4.1% from 2008.  As a percent of revenue, these costs were 13.3% for fiscal 2009 compared to 12.8% in fiscal 2008.  Increases due to performance-based bonus accruals and investments in sales and marketing were offset by cost reduction initiatives in many general and administrative cost centers.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2010	2009	2008
Terminated merger expense	$-	$-	$17,689
Merger termination fee	-	-	(65,000)
Retirement payment	-	-	3,000
Gain on disposition of operations in France	(677)	(2,083)	(3,157)
Leased airplane disposals	-	(110)	6,445
Legal contingency	-	1,000	4,000
Restructuring plan charges and adjustments	(1,292)	42,340	75,147
Other	1,025	(2,581)	(1,772)
	$(944)	$38,566	$36,352

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

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board.  According to the terms of the agreement, the Company paid $3.0 million.  Subsequent to the selection of a successor, the Company is also paying the retired officer $0.5 million per year for consulting services for approximately three years.  The successor officer was hired, effective February 4, 2008.  The Company accrued the present value of the remaining payments under this contract as of March 31, 2008 because management was not using the consulting services after March 31, 2008.  The expense for the consulting agreement is included in the associate-related accruals of $19.3 million referred to above.

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France.  The operation was not considered to be aligned with the Company’s ongoing business strategy.  The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million.  The gain was net of $6.7 million in goodwill which was allocated to the disposed operations from the goodwill of the Information Products segment based on the relative fair value of the disposed operations to the international component of the Information Products segment.  Also, included in the gain calculation was a $1.3 million accrual for exit activities.  Adjustments regarding the final calculated purchase price were recorded in fiscal 2009 and 2010 resulting in an additional $2.1 and $0.7 million gain, respectively, recorded on the sale.  The annual revenue associated with the GIS operations was approximately $14 million.

During the year ended March 31, 2008, the Company entered into agreements to dispose of two leased aircraft.  Under the terms of the leases, the Company was required to make termination payments to the lessor and the lessor sold the assets and paid the proceeds to the Company.  The Company recorded $6.4 million expense in fiscal 2008 in gains, losses and other items, for the net payment to terminate the leases and dispose of the assets.  During the year ended March 31, 2009, the Company recorded $0.1 million gain in gains, losses and other items to adjust the final net payment to terminate the second lease and dispose of the asset.

In fiscal 2008 the Company accrued $4.0 million for the estimated settlement cost on an ongoing lawsuit (see note 11 to the consolidated financial statements).  In fiscal 2009, another $1.0 million was accrued for the contingency.

The following table shows the balances that were accrued for the restructuring plans discussed above, as well as the changes in those balances during the years ended March 31, 2008, 2009 and 2010 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
March 31, 2007	$2,293	$1,511	$144	$3,948
Fiscal year 2008 restructuring plan amount	17,850	26,509	570	44,929
Adjustments	157	(749)	(112)	(704)
Payments	(6,652)	(391)	(245)	(7,288)
March 31, 2008	$13,648	$26,880	$357	$40,885
Fiscal year 2009 restructuring plan amount	12,434	3,210	-	15,644
Adjustments	(1,246)	752	(39)	(533)
Payments	(16,603)	(6,910)	(318)	(23,831)
March 31, 2009	$8,233	$23,932	$-	$32,165
Adjustments	1,026	(1,336)	-	(310)
Payments	(6,389)	(9,692)	-	(16,081)
March 31, 2010	$2,870	$12,904	$-	$15,774

Operating Margins
Fiscal 2010 operating margins were 9.0% compared to 7.3% for fiscal 2009 and 2.9% for fiscal 2008.  Fiscal 2010 margins improved as a result of cost savings initiated during both the current and prior year.  The fiscal 2009 margins were positively impacted by the cost reduction initiative that was implemented in fiscal 2009.  All years were negatively impacted by restructuring charges noted above.  Additionally, fiscal 2008 margins were impacted by the impairment of three major Infrastructure Management contracts.

Other Income (Expense), Income Taxes and Other Items
Interest expense for the year ended March 31, 2010 was $22.5 million compared to $32.6 million a year ago.  The decrease was primarily related to the term loan.  The average balance of the term loan declined approximately $50 million and the average rate declined approximately 115 basis points.  Interest on other debt, such as capital leases, was also lower.  Interest expense for fiscal year 2009 decreased $18.6 million or 36.4%, due primarily to a reduction in interest rates as well as a reduction in the average term loan debt balance of $38 million.

Other net was $0.4 million in fiscal 2010 compared to $1.9 million in 2009 and $1.2 million in 2008.  Fiscal 2009 included $1.1 million in investment income from the sale of the Acxiom Plaza building.  Other net generally consists of interest and investment income.

The Company’s effective tax rate was 42.5% in fiscal 2010 compared to 39.7% in fiscal 2009 and 20.3% in fiscal 2008. The rate in all periods was adversely impacted by losses in foreign jurisdictions for which no tax benefit is recorded.  In 2009 the Company also reduced income tax expense by $2.1 million as a result of reducing valuation reserves previously recorded for net operating loss carryforwards in France.  The rate for 2008 was also impacted by the expiration of state net operating loss carryforwards.  These items were offset in 2008 by a $0.7 million reversal of the reserve for potential penalties due to failure to file foreign information returns.  The Company received notice that such penalties would not be incurred.  Additionally, fiscal 2008 included adjustments related to the finalization of the fiscal 2007 and fiscal 2006 amended tax returns for both the US and International operations, as well as finalization of US tax audits from fiscal 2003-2005.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at March 31, 2010 totaled $203.6 million compared to $204.0 million at March 31, 2009.  Total current assets decreased $0.2 million, including a $46.9 million increase in cash and a $7.3 million increase in other current assets offset by a $16.3 million decrease in accounts receivable, a $33.8 million decrease in deferred income taxes, and a $4.0 million decrease in refundable income taxes.  Current liabilities increased $0.5 million, including a $15.1 million increase in trade accounts payable and a $2.5 million increase in income taxes offset by a $10.4 million decrease in other accrued expenses and an $8.3 million decrease in accrued payroll.  Cash provided by operating activities was $239.3 million compared to $268.8 million in fiscal 2009 and $267.8 million in fiscal 2008.  Increases in earnings each year have been offset by decreases in depreciation and amortization and changes in operating assets and liabilities.

Accounts receivable days sales outstanding (“DSO”) was 53 days at March 31, 2010 as compared to 56 days at March 31, 2009, and is calculated as follows (dollars in thousands):

	March 31, 2010	March 31, 2009
Numerator – trade accounts receivable, net	$168,522	$184,814
Denominator:
Quarter revenue	288,342	295,509
Number of days in quarter	90	90
Average daily revenue	$3,204	$3,283
Days sales outstanding	53	56

Investing activities used $89.3 million in fiscal 2010 compared to $65.4 million in fiscal 2009 and $80.5 million in fiscal 2008.  Investing activities in fiscal 2010 included capitalized software development costs of $8.3 million as compared to $16.2 million in fiscal 2009 and $33.3 million in fiscal 2008.  Capital expenditures were $57.9 million in 2010 compared to $31.4 million in fiscal 2009 and $21.6 million in fiscal 2008.  Data acquisition costs were $18.8 million in 2010 compared to $30.6 million in fiscal 2009 and $32.2 million in fiscal 2008.

Investing activities also reflect net cash paid for acquisitions of $3.4 million in fiscal 2010 compared to $15.9 million in fiscal 2009 and $11.2 million in fiscal 2008.  In fiscal 2010 the Company paid $3.8 million for the acquisition of a 51% interest in the assets of DMS, offset by $0.4 million cash returned from escrow related to the Precision Marketing acquisition.  Fiscal 2009 included cash paid for the acquisition of Precision Marketing for $9.0 million, the acquisition of Quinetia for $2.9 million and the acquisition of Alvion for $3.6 million.  Fiscal 2008 included cash paid for the acquisition of EchoTarget for $2.1 million and MKTG for $3.7 million.  The remainder of the cash paid for acquisitions each year relates to fees and earnout payments paid on acquisitions made in a prior year and purchases of minority interests on prior acquisitions.

Investing activities in fiscal 2010 also included $1.1 million in proceeds from the sale of fixed assets.  In fiscal 2009 the Company received $24.2 million in proceeds from the sale of the Company’s Phoenix facility.  In fiscal 2008 the Company received $14.2 million for the sale of its GIS operations in France (see note 4 to the consolidated financial statements).  In fiscal 2010 the Company paid $2.0 million for a minority investment in Kynetx.  Payments received on investments of $2.6 million in 2009 and $3.6 million in 2008 include sales or collections on a number of investments.  There were no payments received on investments during fiscal 2010.

With respect to certain of its investments in joint ventures and other companies, the Company may provide cash advances to fund losses and cash flow deficits.  The Company may, at its discretion, decide not to provide financing to these investments during future periods.  In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($3.2 million at March 31, 2010). In fiscal 2008, the Company determined that one of its investments was impaired and wrote off its value of $2.7 million to other, net.   In the event that declines in the value of its investments occur and continue, the Company may be required to record further impairment charges related to its investments.

During the fiscal year ended March 31, 2009, the Company repurchased 0.3 million shares for $2.1 million.  During the fiscal year ended March 31, 2008, the Company repurchased 4.2 million shares for $50.6 million.  Cash paid for repurchases differs from the aggregate purchase price due to trades made at the end of the period which were settled in the following period.  There were no share repurchases in fiscal 2010.

Financing activities in fiscal 2010 used $103.7 million including $104.5 million in debt payments and $4.6 million in debt financing fees offset by $5.9 million in sales of common stock.  Financing activities in fiscal 2009 used $86.9 million including $86.8 million in debt payments, dividends paid of $9.3 million and stock repurchases of $1.8 million offset by $10.9 million in sales of stock.  Financing activities in fiscal 2008 used $163.1 million including $158.7 million in debt payments, dividends paid of $9.5 million and stock repurchases of $50.6 million offset by $47.9 million in sales of stock.  Also included in financing activities in fiscal 2008 was the tax benefit from stock options, warrants and restricted stock of $5.5 million.

In each of the fiscal years 2010, 2009 and 2008, the Company has incurred debt to finance the acquisition of data, software licenses, property and equipment, acquisitions and construction.  The incurrence of this debt appears on the Consolidated Statements of Cash Flows under “supplemental cash flow information.”  Acquisitions under capital leases and installment payment arrangements were $24.2 million in 2010 compared to $11.0 million in 2009 and $24.8 million in 2008  Construction and other financing was $11.0 million in 2008.  Assets acquired under a data obligation were $15.3 million in 2008.  Software licenses acquired under software obligations were $2.2 million in 2010, $10.0 million in 2009 and $0.5 million in 2008.  Payment of this debt in future periods will be reflected as a financing activity.  The Company has also included details of its debt payments within the “supplemental cash flow” information.

Credit and Debt Facilities
Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders have agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who did not agree to extend the maturity date became Tranche 1 Term Lenders.  Certain lenders also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who did not agree to extend the maturity date of the revolving loan commitment became Tranche 1 Revolving Lenders.  Of the $450 million balance of the existing term loan on the date of the Amendment, approximately $75 million was held by Tranche 1 Term Lenders and $375 million was held by Tranche 2 Term Lenders.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 1 of the term loan is payable in quarterly installments of approximately $0.2 million each, through September 30, 2011, followed by four quarterly installments of approximately $13.1 million each with the last payment due September 15, 2012.  Tranche 2 of the term loan is payable in quarterly installments of approximately $1.3 million each, through September 30, 2011, followed by thirteen quarterly installments of $1.5 million each with a final payment of approximately $345.9 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at March 31, 2010 or March 31, 2009.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted average interest rate on term loan borrowings at March 31, 2010 was 3.8%.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).  The principal factor that could cause the Company to not be able to maintain compliance with its debt covenants would be if the level of operating income (as adjusted for certain non-cash charges, rent expense, and gains, losses, and other items) were to decline, without a corresponding decrease in the Company’s debt levels.  The most likely scenario that could cause such a decrease in operating income would be a significant decrease in revenue, without a corresponding decrease in operating expenses.  Management, however, maintains a focus on operating income to mitigate any such risk.  Failure to maintain compliance with debt covenants could lead to the lender declaring the debt to be due and payable immediately, or the Company could be required to renegotiate the debt at terms which are less favorable than the current terms, and the Company could be required to incur fees and expenses to renegotiate or refinance the debt.  There can be no assurance that if such a failure were to occur, the Company would be able to renegotiate or refinance the debt.

On October 20, 2008, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2010 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of March 31, 2010, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $3.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.

Off-Balance Sheet Items and Commitments
The Company is party to a 50/50 joint venture with a real estate developer in connection with the ownership of a building in Little Rock, Arkansas.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  Substantially all of the third party indebtedness for which the Company has provided guarantees is collateralized by various pieces of real property.  The aggregate amount of the guarantees at March 31, 2010 was $1.5 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $0.7 million at March 31, 2010 and $4.3 million at March 31, 2009.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2010 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $6.4 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $3.2 million as the Company is not able to predict the periods in which these payments will be made (dollars in thousands):

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$6,000	$32,296	$32,296	$6,000	$350,408	$0	$427,000
Capital lease and installment payment obligations	17,739	8,951	4,771	631	740	8,956	41,788
Software and data license liabilities	4,785	3,448	1,768	-	-	-	10,001
Other long-term debt	13,582	1,629	1,646	529	4,560	-	21,946
Total long-term debt	42,106	46,324	40,481	7,160	355,708	8,956	500,735
Operating lease payments	26,158	17,220	13,703	11,289	8,069	35,834	112,273
Total contractual cash obligations	$68,264	$63,544	$54,184	$18,449	$363,777	$44,790	$613,008

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Total purchase commitments	$72,654	$33,113	$19,695	$9,721	$9,721	$9,319	$154,223

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates interest payments on debt and capital leases for fiscal 2011 of $26.9 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2010 (dollars in thousands):

Guarantees on certain partnership and other loans	1,481
Outstanding letters of credit	731

The total of partnership and other loans of which the Company guarantees the portion noted in the above table, are $5.8 million as of March 31, 2010.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of this Annual Report.

Acquisitions
In December 2009, the Company acquired a 51% interest in DMS, with operations in Saudi Arabia and the United Arab Emirates.  Upon acquisition DMS was reorganized as a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia and renamed Acxiom Middle East and North Africa, LTD (“MENA”).  The acquisition allows the Company to expand into this strategic geographic area.  The purchase price for DMS was $3.8 million in cash, not including the amount, if any, to be paid pursuant to an earnout agreement where additional payment is contingent on MENA’s financial performance for the period ending on December 31, 2012.  Financial performance under the earnout will be measured based on MENA’s calculation of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The actual EBITDA will be divided by $18.3 million and that percentage multiplied by $6.1 million to determine the earnout payment.  There will be no earnout payment if the actual EBITDA does not exceed $12.8 million.  DMS has annual revenue of less than $5 million.  The results of operations for MENA are included in the Company’s consolidated results beginning December 1, 2009.

On November 7, 2008, the Company acquired the assets of Quinetia, LLC, a Rochester, New York-based provider of analytics and predictive modeling for large and medium size businesses.  The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively retain and grow their customer base and optimize pricing.  The Company paid $2.7 million, net of cash acquired, for the acquisition not including amounts, if any, paid pursuant to an earnout agreement.  The earnout agreement allows for payment of up to $1.2 million if the acquired business achieves certain EBITDA goals.  Payments, if any, under the earnout agreement are determined based on results in the target measurement periods ending March 31, 2009, 2010 and 2011.  The first earnout payment of $0.2 million in fiscal 2009, and the second earnout payment of $0.2 million in fiscal 2010 have been added to the purchase price.  The acquired business has annual revenues of less than $5.0 million.  Quinetia’s results of operations are included in the Company’s consolidated results beginning November 7, 2008.

On September 15, 2008, the Company acquired the direct marketing technology unit of Alvion, LLC.  The acquisition allowed the Company to obtain a proven online marketing list fulfillment platform that can be used by small and medium-size businesses that need immediate access to marketing information through a software-as-service environment.  The Company paid $3.6 million in cash, net of cash acquired, for the acquisition.  The acquired business has annual revenues of less than $5.0 million.  Alvion’s results of operations are included in the Company’s consolidated results beginning September 15, 2008.

In July 2008, the Company acquired the database marketing unit of ChoicePoint Precision Marketing, LLC (“Precision Marketing”).  The Company paid $9.0 million, of which $4.5 million was paid into two escrow accounts which were subject to escrow arrangements which were finally resolved during fiscal 2010.  A total of $0.5 million  of one of the escrow funds has been released to reimburse the Company for costs incurred.  Of the remaining $4.0 million escrow fund, $3.6 million was paid to the sellers and approximately $0.4 million was returned to the Company as a reduction of the purchase price.  The acquired business has annual revenue of approximately $16.0 million.  Precision Marketing’s results of operations are included in the Company’s consolidated results beginning July 1, 2008.

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

On March 27, 2007, the Company acquired Kefta, Inc., a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California.  The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels.  The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts, if any, payable pursuant to the terms and conditions of two deferred payment agreements.  The first was a deferred cash compensation agreement that required the Company to pay up to $1.5 million if three of Kefta’s key employees were retained by the Company for eight consecutive quarters following the acquisition.  The second was an earnout agreement that allowed for payment of up to $1.5 million if the acquired business achieved certain revenue goals.  During fiscal 2008 the Company paid $0.8 million under the earnout agreement, which was treated as additional purchase price.  The Company also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million during fiscal 2009.  Payments under the original deferred compensation arrangement were treated partially as purchase price (57%) and partially as compensation expense (43%).  Payments under the amended deferred compensation agreement were all treated as compensation expense.  Kefta’s results of operations are included in the Company’s consolidated results beginning April 1, 2007.  Kefta’s total annual revenue at acquisition was approximately $2.7 million.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc.  The Company paid $9.5 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger, all of which has since been paid.  Harbinger’s results of operations are included in the Company’s consolidated results beginning March 15, 2007.  During the year ended March 31, 2008, the Company shut down the operations of Harbinger and recorded charges of $9.5 million in gains, losses and other items for the write-off of goodwill and other intangible assets.  The Company also accrued $1.1 million of exit costs, primarily lease accruals.

Seasonality and Inflation

Although the Company cannot accurately determine the amounts attributable to inflation, the Company is affected by inflation through increased costs of compensation and other operating expenses.  If inflation were to increase over the low levels of recent years, the impact in the short run would be to cause increases in costs, which the Company would attempt to pass on to clients, although there is no assurance that it would be able to do so.  Generally, the effects of inflation in recent years have been offset by technological advances, economies of scale and other operational efficiencies.

The Company’s traditional direct marketing operations experience their lowest revenue in the first quarter of the fiscal year, with higher revenue in the second, third, and fourth quarters.  In order to minimize the impact of these fluctuations, the Company continues to seek long-term strategic partnerships with more predictable revenues.  Revenue from clients who have long-term contracts with the Company (defined as two years or longer), as a percentage of consolidated revenue, was approximately 77% in fiscal 2010 compared to 75% in fiscal 2009 and 74% in fiscal 2008.

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

The Company accounts for revenue arrangements with multiple elements in accordance with applicable accounting standards which provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  The Emerging Issues Task Force of the FASB has issued additional guidance on accounting for revenue arrangements with multiple elements, which the Company is required to implement effective April 1, 2011.  The Company does not currently expect implementation of the amended guidance to have a material effect on revenue recognition.

The Company currently accounts for all elements under its database management and IT management arrangements as a single unit, since the initial setup activities performed under the arrangements may not have stand-alone value to the client and under the current accounting standards the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements.  Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement.  All of the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  Out-of-pocket expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

The Company evaluates its database management and IT management arrangements to determine whether the arrangement contains a lease.  If the arrangement is determined to contain a lease, applicable accounting standards require the Company to account for the lease component separately from the remaining components of the arrangement.  In cases where database management or IT management arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly.  The lease revenues are not significant to the Company’s financial statements.

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2010 was $55.6 million compared to $55.0 million at March 31, 2009.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in accounts receivable were $19.8 million and $22.7 million, respectively, at March 31, 2010 and 2009.

The Company does not provide end-users with price-protection or rights of return.  The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made.  The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Software, Purchased Software Licenses, and Research and Development Costs – The Company capitalizes software development costs under accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as incurred.  Costs of internally developed software, upon its general release, are amortized on a straight-line basis over the estimated economic life of the product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company recorded amortization expense and impairment charges related to internally developed computer software of $23.6 million in fiscal 2010, $21.1 million in fiscal 2009 and $19.3 million in fiscal 2008.  Additionally, research and development costs associated with internally developed software incurred prior to becoming eligible for capitalization or other research activities of $6.8 million in fiscal 2010, $19.4 million in fiscal 2009 and $19.8 million in fiscal 2008 were charged to operations during those years.

Purchased software licenses include both prepaid software and capitalized future software obligations for which the liability is included in long-term debt.  Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $14.5 million in fiscal 2010, $27.2 million in fiscal 2009 and $35.9 million in fiscal 2008.  Some of these purchased software licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if necessary, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.  While the Company believes current license lives are appropriate and material changes in amortization periods are not anticipated, changes in relevant factors cannot be predicted.

Capitalized software, including both purchased and internally developed, is reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value.  In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product.  A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value.  During fiscal 2008, the Company recorded software impairment charges of $5.2 million.  No software impairment charges were recorded during fiscal 2009 or 2010.  At March 31, 2010, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists.  However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge.  Additionally, should future projected revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, further write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($90.2 million at March 31, 2010).

Valuation of Long-Lived Assets– Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  In cases where cash flows cannot be associated with individual assets, assets are grouped together in order to associate cash flows with the asset group.  If such assets or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During fiscal 2008 the Company recorded impairment charges for long-lived assets associated with restructuring activities of $29.6 million, included in gains, losses and other items.  In addition the Company recorded $43.6 million of asset impairment charges in cost of operations related to impaired capitalized contract costs.  (See note 2 to the consolidated financial statements.)  No long-lived asset impairment charges were recorded during fiscal 2009 or 2010.  At March 31, 2010, the Company believes that no further impairment exists with respect to its long-lived assets.  However, no assurance can be given by management of the Company that future impairment charges to its long-lived assets will not be required as a result of changes in events and/or circumstances.

Valuation of Goodwill– Goodwill represents the excess of acquisition costs over the fair value of net assets acquired in business combinations.  Under the provisions of applicable accounting standards goodwill is not amortized, but is reviewed at least annually for impairment under a two-part test.  In the event that part one of the impairment test indicates potential impairment of goodwill, performance of part two of the impairment test is required.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.

The Company completed part one of its annual goodwill impairment test during the quarter ended June 30, 2009 and determined that no impairment of its goodwill existed as of the date of that test.  Accordingly, step two of the goodwill impairment test was not required.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s two segments are the Information Services segment and the Information Products segment.  Because each of these segments contains both a US component and an International component, and there are some differences in economic characteristics between the US and International components, management has tested a total of four components.  The goodwill amounts as of April 1, 2009 included in each component tested were US Information Services, $300.8 million; US Information Products, $51.2 million; International Information Services, $35.6 million; and International Information Products $67.3 million.

In order to estimate a valuation for each of the four components tested, management used an income approach based on a discounted cash flow model.  Additionally, the analysis was enhanced to include a public company market multiple and a similar transactions comparison.

The income approach involves projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used preliminary budget figures for the first year of the projection model, then projected those figures out into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as a weighted-average cost of capital which a marketplace participant would use to value each unit.  These weighted-average costs of capital rates include a market risk, added to a risk-free rate of return, and a size premium that is specific to the components being tested.  The resulting cost of equity is then weighted-averaged with the after-tax cost of debt.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the April 1, 2009 valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Each of the components tested had fair values in excess of the carrying value of the unit, indicating no impairment.  All of the components had a significant excess fair value, except for the International Products component, for which the excess fair value was 15%.  Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to a reduction under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  And finally, if there is a general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

Deferred Costs and Data Acquisition Costs – The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for infrastructure management arrangements are deferred until such time as the database or the IT services are operational and revenue recognition begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase under client contracts.  All costs and billings deferred are then amortized as contract revenue recognition occurs, generally ratably over the remaining term of the arrangement.  During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks.  If pricing is renegotiated, deferred costs are assessed for impairment.

The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows.  If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value.  Fair value is determined by an internally developed discounted projected cash flow analysis of the asset.  Due to a renegotiation of contracts with three different infrastructure management customers during fiscal 2008, the Company performed a test for potential impairment of the related capitalized costs.  The Company determined that the future cash flows relating to these renegotiated contracts would not be sufficient to recover the costs that were capitalized.  Based on these analyses, the Company recorded write-downs relating to the capitalized costs of these contracts.  The combined $43.6 million charge is recorded in cost of operations in the accompanying condensed consolidated statement of operations and in the Services segment for segment disclosures.  The charge included $46.0 million in deferred costs, $0.1 million in property and equipment, $2.5 million in other assets and an accrual of $4.0 million, offset by $8.9 million in deferred revenue.

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

Restructuring – The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other postemployment termination benefits.  Under applicable accounting standards related to exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to postemployment termination benefits, the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which would impact net income in the period any adjustment was recorded.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”), which replaces SFAS 141.  SFAS 141R has subsequently been codified in the FASB Accounting Standards Codification Topic 805 (“ASC 805”).  ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  The new standard also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  The new standard was adopted by the Company as of April 1, 2009 and is effective prospectively for business combinations entered into after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 has subsequently been codified in the FASB Accounting Standards Codification Topic 810 (“ASC 810”).  The new standard amends previous accounting standards to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard was adopted by the Company as of April 1, 2009.  As a result of adoption of this standard, the Company classifies noncontrolling interests as a component of equity and the results of operations attributable to noncontrolling interests is reported as a part of net earnings.

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

The new guidance is effective for the Company as of April 1, 2011 and must be applied prospectively to new arrangements entered into beginning on that date.  Early adoption is permitted as of the beginning of a fiscal year.  If the new guidance is adopted early in a period other than the first period of the fiscal year, the guidance must be adopted retrospectively to the beginning of the fiscal year of adoption.  Retrospective application to prior years is allowed, but not required.  In the initial year of application, certain qualitative and quantitative disclosures about the impact of the adoption are required.  Management has not completed its analysis of the impact of the new standard, but currently does not expect the impact of the new guidance to be material to the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2010.

KPMG LLP, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report, appearing on the following page, regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 1 to the consolidated financial statements, the Company has changed their method of accounting for noncontrolling interests as of April 1, 2009 due to the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (included in FASB ASC Topic 810, Consolidation). In addition, as discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations as of April 1, 2009 due to the adoption of FASB Statement No. 141R, Business Combinations (included in FASB ASC Topic 805, Business Combinations).

KPMG LLP

Dallas, Texas

May 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited Acxiom Corporation’s (the Company) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated May 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

May 26, 2010

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009
(Dollars in thousands)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$224,104	$177,166
Trade accounts receivable, net	168,522	184,814
Deferred income taxes	11,874	45,641
Refundable income taxes	-	4,028
Other current assets	54,205	46,873
Total current assets	458,705	458,522
Property and equipment, net of accumulated depreciation and amortization	236,839	214,589
Software, net of accumulated amortization of $198,410 in 2010 and $174,766 in 2009	38,845	52,798
Goodwill	470,261	454,944
Purchased software licenses, net of accumulated amortization of $253,434 in 2010 and $250,845 in 2009	51,356	65,341
Deferred costs, net	68,914	70,343
Data acquisition costs, net	21,931	31,317
Other assets, net	16,569	18,938
	$1,363,420	$1,366,792
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$42,106	$40,967
Trade accounts payable	42,774	27,701
Accrued expenses
Payroll	36,517	44,823
Other	75,632	86,072
Deferred revenue	55,567	54,991
Income taxes	2,460	-
Total current liabilities	255,056	254,554
Long-term debt	458,629	537,272
Deferred income taxes	61,284	62,231
Other liabilities	9,954	9,321
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 116.6 million and 115.8 million shares at March 31, 2010 and 2009, respectively)	11,662	11,576
Additional paid-in capital	814,929	800,094
Retained earnings	482,243	437,694
Accumulated other comprehensive income (loss)	4,167	(6,238)
Treasury stock, at cost (37.2 million shares at March 31, 2010 and 2009)	(738,601)	(739,712)
Total Acxiom stockholders' equity	574,400	503,414
Noncontrolling interest	4,097	-
Total equity	578,497	503,414
	$1,363,420	$1,366,792
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

	2010	2009	2008

Revenue:
Services	$849,432	$920,262	$969,771
Products	249,803	356,311	414,308
Total revenue	1,099,235	1,276,573	1,384,079
Operating costs and expenses:
Cost of revenue
Services	654,659	694,340	805,370
Products	184,610	280,846	324,860
Total cost of revenue	839,269	975,186	1,130,230
Selling, general and administrative	162,097	169,960	177,251
Gains, losses and other items, net	(944)	38,566	36,352
Total operating costs and expenses	1,000,422	1,183,712	1,343,833
Income from operations	98,813	92,861	40,246
Other income (expense):
Interest expense	(22,480)	(32,596)	(51,230)
Other, net	425	1,949	1,223
Total other income (expense)	(22,055)	(30,647)	(50,007)
Earnings (loss) before income taxes	76,758	62,214	(9,761)
Income tax expense (benefit)	32,599	24,710	(1,981)
Net earnings (loss)	44,159	37,504	(7,780)
Less: Net loss attributable to noncontrolling interest	(390)	-	-
Net earnings (loss) attributable to Acxiom	$44,549	$37,504	$(7,780)

Earnings (loss) per share:
Basic	$0.56	$0.48	$(0.10)
Diluted	$0.55	$0.48	$(0.10)

Earnings (loss) per share attributable to Acxiom stockholders:
Basic	$0.56	$0.48	$(0.10)
Diluted	$0.56	$0.48	$(0.10)

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2010, 2009 AND 2008
 (Dollars in thousands)

Common Stock	Treasury stock

	Number of shares	Amount	Additional paid-in capital	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Noncontrolling interest	Total equity
Balances at March 31, 2007	111,445,769	$11,145	$718,336		$426,758	$17,526	(32,862,138)	$(688,540)	$-	$485,225
Employee stock awards, benefit plans and other issuances	2,706,966	270	47,631	-	-	-	2,704	42	-	47,943
Tax impact of stock options, warrants and restricted stock	-	-	5,513	-	-	-	-	-	-	5,513
Non-cash share-based compensation	-	-	8,348	-	-	-	38,352	584	-	8,932
Restricted stock units vested	127,864	13	(13)	-	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	(4,175,154)	(50,551)	-	(50,551)
Dividends	-	-	-	-	(9,476)	-	-	-	-	(9,476)
Comprehensive income:
Foreign currency translation	-	-	-	16,568	-	16,568	-	-	-	16,568
Unrealized loss on marketable securities, net of tax	-	-	-	(118)	-	(118)	-	-	-	(118)
Net loss	-	-	-	(7,780)	(7,780)	-	-	-	-	(7,780)
Total comprehensive income				$8,670
Balances at March 31, 2008	114,280,599	$11,428	$779,815		$409,502	$33,976	(36,996,236)	$(738,465)	$-	$496,256
Employee stock awards, benefit plans and other issuances	1,143,308	115	10,751	-	-	-	-	-	-	10,866
Tax impact of stock options, warrants and restricted stock	-	-	34	-	-	-	-	-	-	34
Non-cash share-based compensation	-	-	9,527	-	-	-	53,869	815	-	10,342
Restricted stock units vested	332,969	33	(33)	-	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	(282,500)	(2,062)	-	(2,062)
Dividends	-	-	-	-	(9,312)	-	-	-	-	(9,312)
Comprehensive loss:
Foreign currency translation	-	-	-	(36,163)	-	(36,163)	-	-	-	(36,163)
Unrealized loss on interest rate swap, net of tax	-	-	-	(3,956)	-	(3,956)	-	-	-	(3,956)
Unrealized loss on marketable securities, net of tax	-	-	-	(95)	-	(95)	-	-	-	(95)
Net earnings	-	-	-	37,504	37,504	-	-	-	-	37,504
Total comprehensive loss				$(2,710)
Balances at March 31, 2009	115,756,876	$11,576	$800,094		$437,694	$(6,238)	(37,224,867)	$(739,712)	$-	$503,414
Employee stock awards, benefit plans and other issuances	559,348	56	5,869	-	-	-	-	-	-	5,925
Tax impact of stock options, warrants and restricted stock	-	-	(683)	-	-	-	-	-	-	(683)
Non-cash share-based compensation	-	-	9,679	-	-	-	70,631	1,111	-	10,790
Restricted stock units vested	303,458	30	(30)	-	-	-	-	-	-	-
Purchase of MENA	-	-	-	-	-	-	-	-	4,030	4,030
Noncontrolling interest equity contributions	-	-	-	-	-	-	-	-	457	457
Comprehensive income:
Foreign currency translation	-	-	-	9,674	-	9,674	-	-	-	9,674
Unrealized loss on interest rate swap, net of tax	-	-	-	758	-	758	-	-	-	758
Unrealized loss on marketable securities, net of tax	-	-	-	(27)	-	(27)	-	-	-	(27)
Net earnings	-	-	-	44,549	44,549		-	-	(390)	44,159
Total comprehensive income	-	-	-	$54,954
Balances at March 31, 2010	116,619,682	$11,662	$814,929		$482,243	$4,167	(37,154,236)	$(738,601)	$4,097	$578,497

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$44,159	$37,504	$(7,780)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	167,564	198,684	294,065
Gain on disposal of assets, net	417	22,658	7,610
Deferred income taxes	32,810	16,423	(2,135)
Non-cash share-based compensation expense	10,790	10,342	8,932
Changes in operating assets and liabilities:
Accounts receivable	10,295	16,100	14,781
Deferred costs	(20,289)	(4,743)	(32,538)
Other assets	2,171	12,347	8,653
Accounts payable and other liabilities	(8,215)	(32,006)	26,353
Deferred revenue	(420)	(8,468)	(50,135)
Net cash provided by operating activities	239,282	268,841	267,806
Cash flows from investing activities:
Proceeds received from the disposition of operations	-	-	14,250
Proceeds received from the disposition of assets	1,058	24,174	-
Payments received (paid) for investments	(2,000)	2,599	3,603
Capitalized software development costs	(8,257)	(16,239)	(33,345)
Capital expenditures	(57,908)	(31,449)	(21,600)
Cash collected from the sale and license of software	-	2,000	-
Data acquisition costs	(18,808)	(30,561)	(32,163)
Net cash paid in acquisitions	(3,428)	(15,903)	(11,235)
Net cash used in investing activities	(89,343)	(65,379)	(80,490)
Cash flows from financing activities:
Proceeds from debt	-	-	2,127
Payments of debt	(104,521)	(86,772)	(158,699)
Fees for debt refinancing	(4,564)	-	-
Dividends paid	-	(9,312)	(9,476)
Sale of common stock	5,925	10,866	47,943
Acquisition of treasury stock	(306)	(1,756)	(50,551)
Noncontrolling interests equity contributions	457	-	-
Income tax impact of stock options, warrants and restricted stock	(683)	34	5,513
Net cash used in financing activities	(103,692)	(86,940)	(163,143)
Effect of exchange rate changes on cash	691	(2,017)	712
Net increase in cash and cash equivalents	46,938	114,505	24,885
Cash and cash equivalents at beginning of period	177,166	62,661	37,776
Cash and cash equivalents at end of period	$224,104	$177,166	$62,661
See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(Dollars in thousands)

	2010	2009	2008
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$21,337	$33,138	$51,669
Income taxes	(7,549)	(3,189)	7,979
Payments on capital leases and installment payment arrangements	29,697	40,789	69,706
Payments on software and data license liabilities	7,526	23,217	31,819
Prepayment of debt	57,500	14,500	30,000
Other debt payments, excluding line of credit	9,798	8,266	25,047
Revolving credit payments	-	-	2,127
Noncash investing and financing activities:
Enterprise software licenses and maintenance acquired under software obligation	2,171	9,955	513
Acquisition of property and equipment under capital leases and installment payment arrangements	24,193	11,040	24,841
Disposal of asset under financing	-	-	(5,304)
Construction and other financing	-	-	11,025
Assets acquired under data obligation	-	-	15,306
Note payable issued in acquisition	-	-	300
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom is a recognized leader in marketing technology and services that enable marketers to successfully manage audiences, personalize consumer experiences and create profitable customer relationships.  Our superior industry-focused, consultative approach combines consumer data and analytics, databases, data integration and consulting solutions for personalized, multichannel marketing strategies.  Acxiom leverages over 40 years of experience of data management to deliver high-performance, highly secure, reliable information management services.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA and serves clients around the world from locations in the United States, Europe, Asia-Pacific and the Middle East.

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

Adoption of New Accounting Standards -

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”), which replaces SFAS 141.  SFAS 141R has subsequently been codified in the FASB Accounting Standards Codification Topic 805 (“ASC 805”).  ASC 805 requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  The new standard also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  The new standard was adopted by the Company as of April 1, 2009 and is effective prospectively for business combinations entered into after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 has subsequently been codified in the FASB Accounting Standards Codification Topic 810 (“ASC 810”).  The new standard amends previous accounting standards to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard was adopted by the Company as of April 1, 2009.  As a result of adoption of this standard, the Company classifies noncontrolling interests as a component of equity and the results of operations attributable to noncontrolling interests is reported as a part of net earnings.

New Accounting Pronouncements -

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

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

Management has not completed its analysis of the impact of the new standard, but currently does not expect the impact of the new guidance to be material to the financial statements.

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $19.8 million and $22.7 million, respectively, at March 31, 2010 and 2009.

Accounts receivable are presented net of allowance for doubtful accounts.  The Company evaluates its allowance for doubtful accounts based on a combination of factors at each reporting date.  Each account or group of accounts is evaluated based on specific information known to management regarding each customer’s ability or inability to pay, as well as historical experience for each customer or group of customers, the length of time the receivable has been outstanding, and current economic conditions in the customer’s industry.

Other Current Assets -

Other current assets include the current portion of unbilled and notes receivable of $0.9 million and $1.7 million as of March 31, 2010 and 2009, respectively (see note 5).  The remainder of other current assets consists of prepaid expenses, non-trade receivables and other miscellaneous assets.

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

Leases -

Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

Software and Research and Development Costs –

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs under accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

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

Goodwill -

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Part one of the goodwill impairment test involves a determination of whether the total book value of each reporting unit of the Company (generally defined as the carrying value of assets minus the carrying value of liabilities) exceeds the reporting unit’s estimated fair value.  In the event that part one of the impairment test indicates an excess of book value over the estimated fair value of net assets, performance of part two of the impairment test is required, whereby estimated fair values are assigned to identifiable assets with any residual fair value assigned to goodwill.  Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2009 indicated that no potential impairment of its goodwill balances exists.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2010.

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
MARCH 31, 2010, 2009 AND 2008

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

Deferred Revenue -

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of data licenses, services and equipment.  Deferred revenues are subsequently recorded as revenue in accordance with the Company’s revenue recognition policies.

Revenue Recognition -

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

The Company accounts for revenue arrangements with multiple elements in accordance with applicable accounting literature, which  provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  The Emerging Issues Task Force of the FASB has issued additional guidance on accounting for revenue arrangements with multiple elements, which the Company is required to implement effective April 1, 2011.  The Company does not currently expect implementation of the amended guidance to have a material effect on revenue recognition.

The Company currently accounts for all elements under its database management and IT management arrangements as a single unit, since the initial setup activities performed under the arrangements may not have stand-alone value to the client and under the current accounting standards the Company is unable to determine the relative fair values of the delivered elements and the undelivered elements.  Therefore, when third party software, hardware and certain other equipment are sold along with services, the Company records such sales over the related service period.  Additionally, the Company

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement.  All of the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

The Company evaluates its database management and IT management arrangements to determine whether the arrangement contains a lease.  If the arrangement is determined to contain a lease, applicable accounting standards require the Company to account for the lease component separately from the remaining components of the arrangement.  In cases where database management or IT management arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly.  These lease revenues are not significant to the Company’s consolidated financial statements.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

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

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $8.1 million, $10.7 million and $10.1 million for the years ended March 31, 2010, 2009 and 2008, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under applicable accounting standards which require a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  The Company is required to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees, including any guarantees issued in connection with its synthetic equipment arrangements.  However, these provisions are applied only on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company’s liability for the fair value of guarantees is not material.

Loss Contingencies and Legal Expenses -

The Company records a liability for loss contingencies when the liability is probable and reasonably estimable.  Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

(dollars in thousands)	2010	2009	2008
Basic earnings (loss) per share:
Numerator – net earnings (loss)	$44,159	$37,504	$(7,780)
Denominator – weighted-average shares outstanding	78,974	77,892	79,123
Basic earnings (loss) per share	$0.56	$0.48	$(0.10)
Diluted earnings (loss) per share:
Numerator – net earnings (loss)	$44,159	$37,504	$(7,780)
Denominator:
Weighted-average shares outstanding	78,974	77,892	79,123
Dilutive effect of common stock options, warrants, and restrictive stock as computed under the treasury stock method	751	333	-
	79,725	78,225	79,123
Diluted earnings (loss) per share	$0.55	$0.48	$(0.10)

Basic earnings (loss) per share attributable to Acxiom stockholders:
Numerator – net earnings (loss) attributable to Acxiom	$44,549	$37,504	$(7,780)
Denominator – weighted-average shares outstanding	78,974	77,892	79,123
Basic earnings (loss) per share attributable to Acxiom stockholders	$0.56	$0.48	$(0.10)
Diluted earnings (loss) per share attributable to Acxiom stockholders:
Numerator – net earnings (loss) attributable to Acxiom	$44,549	$37,504	$(7,780)
Denominator:
Weighted-average shares outstanding	78,974	77,892	79,123
Dilutive effect of common stock options, warrants, and restrictive stock as computed under the treasury stock method	751	333	-
	79,725	78,225	79,123
Diluted earnings (loss) per share attributable to Acxiom stockholders	$0.56	$0.48	$(0.10)

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

	2010	2009	2008
Number of shares outstanding under options, warrants and restricted stock units	8,839	10,773	7,903
Range of exercise prices for options and warrants	$11.87-$268.55	$10.66-$268.55	$13.24-$268.55

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Share-Based Compensation -

The Company accounts for share-based compensation under applicable accounting standards which require the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of earnings over the service period of the award.

Share-based Compensation Plans -

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2010.

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

Derivatives and Hedging -

The Company has entered into an interest rate swap as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the perfect hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  All changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Restructuring -

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post employment termination benefits,  Under applicable accounting standards related to exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

Classification of revenue and expense -

During fiscal 2009, the Company, under the leadership of its new CEO and President, reorganized the Company’s internal organization and, as a result, management reevaluated its segment organization.  The Company’s CEO and President is the “chief operating decision maker” (“CODM”) as defined in applicable accounting standards.  Based upon the review, management determined the Company has two reportable segments, reflecting how the CODM reviews results in terms of allocating resources and assessing performance.  The reportable segments are Information Services and Information Products.  The Information Services segment represents the Company’s four services lines of business which have been aggregated into one reportable segment, and the Information Products segment represents three products lines of business which have been aggregated into one reportable segment.  Prior period disclosures have been revised to reflect the change in reportable segments.  See note 18 for further information.

During fiscal 2009, management also reviewed its classification of revenue and expense on its statement of operations.  Previously, the Company reported services and data revenues.  As a result of the review, the Company is now reporting services and products revenues instead of services and data revenues, and certain background screening and risk mitigation revenues that were previously reported as services revenues have been reclassified to be included in products revenue along with data product revenue, with a corresponding reclassification of the related cost of revenue.  For fiscal 2008 the change in classification results in a decrease of services revenue of $80.0 million and a corresponding increase in products revenue.

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

Correction of immaterial errors in prior period consolidated financial statements -

In accordance with the guidance of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the accompanying consolidated financial statements reflect the correction of immaterial errors related to income taxes.  The correction is due to deferred tax assets and liabilities that originated prior to March 31, 2007.  The corrections resulted in an increase in deferred income tax liability of $3.7 million, a decrease in refundable income taxes of $0.6 million and a decrease in retained earnings of $4.3 million (amount prior to adjustment was $431.0 million).

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

2.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the years ended March 31, 2008, 2009 and 2010 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Other accruals	Total
March 31, 2007	$2,293	$1,511	$144	$3,948
Fiscal year 2008 restructuring plan amount	17,850	26,509	570	44,929
Adjustments	157	(749)	(112)	(704)
Payments	(6,652)	(391)	(245)	(7,288)
March 31, 2008	$13,648	$26,880	$357	$40,885
Fiscal year 2009 restructuring plan amount	12,434	3,210	-	15,644
Adjustments	(1,246)	752	(39)	(533)
Payments	(16,603)	(6,910)	(318)	(23,831)
March 31, 2009	$8,233	$23,932	$-	$32,165
Adjustments	1,026	(1,336)	-	(310)
Payments	(6,389)	(9,692)	-	(16,081)
March 31, 2010	$2,870	$12,904	$-	$15,774

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

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe.  Of the amount accrued, $1.5 million remained accrued as of March 31, 2010.  These costs are expected to be paid out in 2011.

The lease accruals of $3.2 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2009, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2012.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2010 is $1.9 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated.  Of the $19.3 million accrued, $1.3 million remained accrued as of March 31, 2010.  These costs are expected to be paid out in fiscal 2011.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

The lease accruals of $19.0 million were evaluated under accounting standards which govern exit costs.  The remaining amount accrued at March 31, 2010 is $10.8 million.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

The contract accruals of $6.7 million were evaluated under accounting standards which govern exit costs, which require that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms.  Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts.  As of March 31, 2010, all amounts have been paid.

The asset disposal and write-offs of $29.6 million include $7.6 million to write off goodwill and $1.9 million to write off other intangible assets related to the Harbinger acquisition (see note 3).  In the fourth quarter of fiscal 2008, the Company completely shut down the operations of Harbinger because this acquisition had not performed in accordance with the Company’s expectations since its acquisition March 15, 2007.  Because this business was never integrated into the Company’s operations, the entire amount of goodwill related to the acquisition was written off upon the closing of the Harbinger operations.  The other intangible assets were tested for impairment under applicable accounting standards.  Since the intangible assets do not generate any cash flow, they were determined to be fully impaired.

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

Other asset disposal write-offs included $3.8 million of assets, primarily furniture and leasehold improvements that were abandoned and written off as a result of exiting leased buildings and contracts referred to above, and $6.1 million in write-offs related primarily to abandoned software products.  All of these assets were evaluated under applicable accounting standards which require the Company to test assets for impairment whenever events or changes in circumstances indicate that the asset may be impaired.  In each of these cases, there was a triggering event during the fourth quarter of fiscal 2008 which required the Company to test the asset for impairment.  In order to test the asset for impairment, the Company estimated future cash flows for the asset, and if the future cash flows were not enough to recover the carrying value of the asset, the asset was written down to its estimated fair value.  In most of these cases, the fair value was zero and the asset was completely written off.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Retirement Payment

In November 2007, the Company entered into a transition agreement with its Chief Executive Officer under which he retired, and agreed to continue to serve on an interim basis until the selection of a successor by the board.  According to the terms of the agreement, the Company paid $3.0 million.  Subsequent to the selection of a successor, the Company is also paying the retired officer $0.5 million per year for consulting services for approximately three years.  The successor officer was hired, effective February 4, 2008.  The Company accrued the present value of the remaining payments under this contract as of March 31, 2008 because management did not intend to use the consulting services after March 31, 2008.  The expense for this agreement is included in the associate-related accruals of $19.3 million referred to above.  Accrued expenses includes $0.5 million still owed to the retired officer as of March 31, 2010 under this agreement.

Disposition of Operations in France

On December 7, 2007, the Company entered into an agreement with Pitney Bowes Software to sell the Company’s GIS operations in France.  The Company received $14.2 million for the sale and recorded a gain in the statement of operations of $3.2 million.  The gain was net of $6.7 million in goodwill which was allocated to the disposed operations.  Also, included in the gain calculation was a $1.3 million accrual for exit activities.  Adjustments regarding the final calculated purchase price were recorded in fiscal 2009 and 2010 resulting in an additional $2.1 and $0.7 million gain, respectively, recorded on the sale.  The annual revenue associated with the GIS operations was approximately $14 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2010	2009	2008
Terminated merger expense	$-	$-	$17,689
Merger termination fee	-	-	(65,000)
Retirement payment	-	-	3,000
Gain on disposition of operations in France	(677)	(2,083)	(3,157)
Leased airplane disposals	-	(110)	6,445
Legal contingency	-	1,000	4,000
Restructuring plan charges and adjustments	(1,292)	42,340	75,147
Other	1,025	(2,581)	(1,772)
	$(944)	$38,566	$36,352

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

3.           ACQUISITIONS:

In December 2009, the Company acquired a 51% interest in Direct Marketing Services (“DMS”), with operations in Saudi Arabia and the United Arab Emirates.  Upon acquisition DMS was reorganized as a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia and renamed Acxiom Middle East and North Africa, LTD (“MENA”).  The acquisition allows the Company to expand into this strategic geographic area.  The purchase price for DMS was $3.8 million in cash, not including the amount, if any, to be paid pursuant to an earnout agreement where additional payment is contingent on MENA’s financial performance for the period ending on December 31, 2012.  Financial performance under the earnout will be measured based on MENA’s calculation of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The actual EBITDA will be divided by $18.3 million and that percentage multiplied by $6.1 million to determine the earnout payment.  There will be no earnout payment if the actual EBITDA does not exceed $12.8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented.  DMS has annual revenue of less than $5 million.  The results of operations for MENA are included in the Company’s consolidated results beginning December 1, 2009.

On November 7, 2008, the Company acquired the assets of Quinetia, LLC, a Rochester, New York-based provider of analytics and predictive modeling for large and medium size businesses.  The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively retain and grow their customer base and optimize pricing.  The Company paid $2.7 million, net of cash acquired, for the acquisition not including amounts, if any, paid pursuant to an earnout agreement.  The earnout agreement allows for payment of up to $1.2 million if the acquired business achieves certain earnings before interest, tax, depreciation and amortization goals.  Payments under the earnout agreement are determined based on results in the target measurement periods ending March 31, 2009, 2010 and 2011.  The first earnout payment of $0.2 million in fiscal 2009 and the second earnout payment of $0.2 million in fiscal 2010 have been added to the purchase price.  The acquired business has annual revenues of less than $5.0 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Quinetia’s results of operations are included in the Company’s consolidated results beginning November 7, 2008.

On September 15, 2008, the Company acquired the direct marketing technology unit of Alvion, LLC.  The acquisition allowed the Company to obtain a proven online marketing list fulfillment platform that can be used by small and medium-size businesses that need immediate access to marketing information through a software-as-service environment.  The Company paid $3.6 million in cash, net of cash acquired, for the acquisition.  The acquired business has annual revenues of less than $5.0 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented. Alvion’s results of operations are included in the Company’s consolidated results beginning September 15, 2008.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

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

On March 27, 2007, the Company acquired Kefta, Inc., a leader in real-time, dynamic personalization solutions for the Internet that was based in San Francisco, California.  The acquisition bolsters the Company’s ability to integrate one-to-one personalized communications across digital channels.  The Company paid $8.9 million, net of cash acquired, for Kefta not including amounts payable pursuant to the terms and conditions of two deferred payment agreements.  The first was a deferred cash compensation agreement that required the Company to pay up to $1.5 million if three of Kefta’s key employees were retained by the Company for eight consecutive quarters following the acquisition.  The second was an earnout agreement that allowed for payment of up to $1.5 million if the acquired business achieved certain revenue goals.  During the fourth quarter of fiscal 2008 the Company paid $0.8 million under the earnout agreement, which was treated as additional purchase price.  The Company also amended the deferred compensation arrangement and made a required payment of an additional $0.8 million during fiscal 2009.  Payments under the original deferred compensation arrangement were treated partially as purchase price (57%) and partially as compensation expense (43%).  Payments under the amended deferred compensation agreement were all treated as compensation expense.

On March 15, 2007, the Company purchased Harbinger Associates, LLC and its wholly owned subsidiary Harbinger Technologies, Inc. (“Harbinger”) from ICx Technologies, Inc.  The Company paid $9.5 million in cash, net of cash acquired, and executed a promissory note for another $1.3 million to acquire Harbinger, all of which has since been paid.  During the year ended March 31, 2008, the Company shut down the operations of Harbinger and recorded charges of $9.5 million in gains, losses and other items for the write-off of goodwill and other intangible assets.  The Company also accrued $1.1 million of exit costs, primarily lease accruals discussed in note 2.

The following table shows the allocation of MENA, Quinetia, Alvion, Precision Marketing, MKTG and EchoTarget purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	MENA	Quinetia	Alvion	Precision Marketing	MKTG	EchoTarget
Assets acquired:
Cash	$40	$138	$368	$-	$-	$13
Goodwill	4,824	1,780	873	5,715	2,318	2,089
Other intangible assets	3,250	900	1,860	2,300	800	-
Other current and noncurrent assets	2,139	606	1,049	2,806	1,228	87
	10,253	3,424	4,150	10,821	4,346	2,189
Accounts payable, accrued expenses and capital leases assumed	2,027	191	150	2,178	689	32
Net assets acquired	8,226	3,233	4,000	8,643	3,657	2,157
Less:
Cash acquired	40	138	368	-	-	13
Earnout liability	371	-	-	-	-	-
Noncontrolling interest	4,030	-	-	-	-	-
Net cash paid	$3,785	$3,095	$3,632	$8,643	$3,657	$2,144

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

The fair value of the noncontrolling interest in MENA in the table above was derived based on the purchase price paid by Acxiom for its interest.  The amount allocated to goodwill is due primarily to the assembled work force of MENA.  The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles, trademarks, and databases.  Amortization lives for those intangibles range from two years to seven years.  The following table shows the amortization activity of these intangible assets (dollars in thousands):

	2010	2009	2008
Database assets, gross	$10,040	$10,040	$10,040
Accumulated amortization	(10,040)	(10,040)	(9,751)
Net database assets	$-	$-	$289

Developed technology assets, gross	$20,990	$19,590	$18,100
Accumulated amortization	(16,615)	(12,650)	(8,996)
Net developed technology assets	$4,375	$6,940	$9,104

Customer/trademark assets, gross	$30,015	$28,165	$24,595
Accumulated amortization	(20,294)	(16,586)	(12,600)
Net customer/trademark assets	$9,721	$11,579	$11,995

Total intangible assets, gross	$61,045	$57,795	$52,735
Total accumulated amortization	(46,949)	(39,276)	(31,347)
Net intangible assets	$14,096	$18,519	$21,388

Amortization expense	$7,673	$7,929	$10,068

The following table shows a projection of amortization expense associated with the above assets for the next five years (dollars in thousands):

Year ending March 31,	Projected amortization expense
2011	5,713
2012	4,921
2013	1,930
2014	684
2015	226
Thereafter	622

None of the amounts allocated to goodwill or other intangible assets for the EchoTarget acquisition are deductible for tax purposes.  The amounts allocated to intangible assets and goodwill for the MENA, Quinetia, Alvion, Precision Marketing and MKTG acquisitions are expected to be deductible.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

In fiscal 2007, the Company announced plans to shut down its operations in Spain.  Upon the completion of this closure, the Company recorded $6.6 million of exit costs including $0.7 million in severance costs, $3.9 million in accruals for contingent liabilities related to governmental data protection claims pending in Spain, and $2.0 million in asset write offs and other accruals.  During fiscal 2008, the Company reversed $2.4 million of the accrual related to the governmental data protection claims, because most of those claims have been settled for less than the Company originally accrued.  This reversal has been partially offset by $0.8 million in expense due to currency translation expenses, for a net credit recorded in gains, losses and other items for fiscal 2008 of $1.6 million.  Related to the Spain closure, $0.5 million remains accrued at the end of fiscal 2010 for estimated data protection claims.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2010	March 31, 2009
Current portion of unbilled and notes receivable	$907	$1,730
Prepaid expenses	40,420	31,313
Non-trade receivables	1,188	1,249
Assets of non-qualified retirement plan (note 15)	11,564	8,155
Escrowed cash	-	4,344
Other miscellaneous assets	126	82
Other current assets	$54,205	$46,873

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2010	March 31, 2009
Acquired intangible assets, net	$9,721	$11,579
Other miscellaneous noncurrent assets	4,975	3,992
Noncurrent portion of unbilled and notes receivable	1,873	3,367
Noncurrent assets	$16,569	$18,938

Unbilled and notes receivable are from the sales of services, data licenses and equipment, net of the current portions of such receivables.

6.           GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to such goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company’s most recent impairment test during the quarter ended June 30, 2009 indicated no potential impairment of its goodwill balances.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

The carrying amount of goodwill, by business segment, for the years ended March 31, 2010, 2009 and 2008, and the changes in those balances are presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2008	$342,404	$142,392	$484,796
Acquisition of Quinetia	1,549	-	1,549
Acquisition of Alvion	-	873	873
Acquisition of Precision Marketing	651	-	651
Reversal of acquired deferred tax valuation allowance	(1,578)	(8,939)	(10,517)
Purchase adjustments	147	-	147
Change in foreign currency translation adjustment	(6,767)	(15,788)	(22,555)
Balance at March 31, 2009	$336,406	$118,538	$454,944
Acquisition of Mena	4,824	-	4,824
Purchase adjustments	5,295	-	5,295
Change in foreign currency translation adjustment	1,559	3,639	5,198
Balance at March 31, 2010	$348,084	$122,177	$470,261

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s two segments as presented above are the Information Services segment and the Information Products segment.  Because each of these segments contains both a US component and an International component, and there are some differences in economic characteristics between the US and International components, management has tested a total of four components.  The goodwill amounts as of April 1, 2009 included in each component tested were US Information Services, $300.8 million; US Information Products, $51.2 million; International Information Services, $35.6 million; and International Information Products $67.3 million.

In order to estimate a valuation for each of the four components tested, management used an income approach based on a discounted cash flow model.  Additionally, the analysis was enhanced to include a public company market multiple and a similar transactions comparison.

The income approach involves projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used preliminary budget figures for the first year of the projection model, then projected those figures out into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as a weighted-average cost of capital which a marketplace participant would use to value each unit.  These weighted-average costs of capital rates include a market risk, added to a risk-free rate of return, and a size premium that is specific to the components being tested.  The resulting cost of equity is then weighted-averaged with the after-tax cost of debt.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the April 1, 2009 valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Each of the components tested had fair values in excess of the carrying value of the unit, indicating no impairment.  All of the components had a significant excess fair value, except for the International Products component, for which the excess fair value was 15%.  Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to a reduction under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  And finally, if there is a general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

7.           SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $23.6 million for fiscal 2010, $21.1 million for fiscal 2009, and $19.3 million for fiscal 2008 and amortization of purchased software licenses of $14.5 million, $27.2 million and $35.9 million in 2010, 2009 and 2008, respectively.  Additionally, research and development costs of $6.8 million, $19.4 million and $19.8 million were charged to cost of revenue during 2010, 2009 and 2008, respectively.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

8.           PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2010	March 31, 2009
Land	$6,737	$6,737
Buildings and improvements	223,861	216,605
Data processing equipment	528,737	462,764
Office furniture and other equipment	64,749	59,893
	824,084	745,999
Less accumulated depreciation and amortization	587,245	531,410
	$236,839	$214,589

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $60.7 million, $69.4 million and $95.4 million for the years ended March 31, 2010, 2009 and 2008, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

9.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	March 31, 2010	March 31, 2009
Term loan credit agreement	$427,000	$490,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to fifteen years	41,788	46,646
Warrants	-	1,492
Software license liabilities payable over terms up to seven years; effective interest rates ranging from approximately 6% to 7%	10,001	12,423
Data license agreement, effective interest rate 6%	-	2,934
Other debt and long-term liabilities	21,946	24,244
Total long-term debt and capital leases	500,735	578,239
Less current installments	42,106	40,967
Long-term debt, excluding current installments	$458,629	$537,272

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders have agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who did not agree to extend the maturity date became Tranche 1 Term Lenders.  Certain lenders also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who did not agree to extend the maturity date of the revolving loan commitment became Tranche 1 Revolving Lenders.  Of the $450 million balance of the existing term loan on the date of the Amendment, approximately $75 million was held by Tranche 1 Term Lenders and $375 million was held by Tranche 2 Term Lenders.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 1 of the term loan is payable in quarterly installments of approximately $0.2 million each, through September 30, 2011, followed by four quarterly installments of approximately $13.1 million each with the last payment due September 15, 2012.  Tranche 2 of the term loan is payable in quarterly installments of approximately $1.3 million each, through September 30, 2011, followed by thirteen quarterly installments of $1.5 million each with a final payment of approximately $345.9 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at March 31, 2010 or March 31, 2009.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at March 31, 2010 was 3.8%.  Outstanding letters of credit at March 31, 2010 were $0.7 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2010 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2010.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2010, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $3.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2010.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2010 are as follows (dollars in thousands):

Year ending March 31,
2011	$42,106
2012	46,324
2013	40,481
2014	7,160
2015	355,708
Thereafter	8,956
$500,735

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

10.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2008:
Allowance for doubtful accounts, returns and credits	$8,315	$2,283	$746	$(1,333)	$10,011
2009:
Allowance for doubtful accounts, returns and credits	$10,011	$4,068	$(1,253)	$(2,788)	$10,038
2010:
Allowance for doubtful accounts, returns and credits	$10,038	$3,820	$(872)	$(6,645)	$6,341

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

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data.  The Company maintains that the Company’s usage of data has been in compliance with the applicable law.  However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office.  During the quarter ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued.  As of March 31, 2010 the Company has a remaining accrual for this matter of $0.5 million.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 30 years of $112.3 million.

Total rental expense on operating leases and software licenses was $35.7 million, $45.5 million and $55.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.  Future minimum lease payments under all noncancellable operating leases and software licenses for the five years ending March 31, 2015, are as follows: 2011, $26.2 million; 2012, $17.2 million; 2013, $13.7 million; 2014, $11.3 million; and 2015, $8.1 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At March 31, 2010 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $1.5 million.

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

The Company has issued warrants to purchase shares of its common stock.  The following table shows outstanding warrants as of March 31, 2010:
	Number of warrants outstanding	Issued	Vesting date	Expiration date	Weighted average exercise price

AISS acquisition (fiscal 2003)	1,272,024	August 2002	August 2002	August 12, 2017	$16.32
Toplander acquisition (fiscal 2003)	102,935	March 2004	March 2004	March 17, 2019	$13.24

	1,374,959				$16.09

In conjunction with the acquisition of ChinaLOOP in fiscal 2005, the Company issued a warrant to purchase 100,000 shares of its common stock.  The exercise price for the warrant was $15 per share and the warrant could be exercised until October 24, 2014.  The warrant also contained a put feature, which gave the holders the right to receive up to an additional $1.5 million in Acxiom common stock if the value of the common stock upon exercise was less than $30 per share.  The put feature could only be exercised on or after November 1, 2009, and could only be exercised concurrently with the exercise of the warrant. The warrant and put were exercised by all holders during fiscal 2010.  The Company agreed with the holders to pay the value of the warrant in cash, rather than in stock.  As a result, the Company paid $1.5 million during fiscal 2010.

The fair value of the warrant upon issuance was determined to be $1.8 million.  Due to the terms of the instrument and the fact that the warrant and put were to be settled by issuance of a variable number of shares, the fair value of the warrant was recorded as a liability, included in long-term debt (see note 9) and the fair value has been adjusted at each balance sheet date to its current fair value.  At March 31, 2009, the fair value of the warrant was $1.5 million.  Prior to the exercise of the warrant during fiscal 2010, the fair value was also $1.5 million. The change in the warrant value is recorded in other, net in the accompanying consolidated statement of operations as income of $0.1 million in 2009 and expense of $0.1 million in 2008.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

During the fiscal years ended March 31, 2009 and 2008, the Company repurchased 0.3 million shares for $2.1 million and 4.2 million shares for $50.6 million, respectively.  Cash paid for repurchases differs from the aggregate purchase price due to trades made at the end of the period which were settled in the following period.

The Company paid dividends on its common stock in the amount of $0.12 per share in fiscal 2009 and $0.12 per share in fiscal 2008.  No dividends were paid during fiscal 2010.

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the option price of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At March 31, 2010, there were a total of 4.7 million shares available for future grants under the plans.

The per-share weighted-average fair value of stock options granted during 2010 was $4.61 on the date of grant using a customized binomial lattice option pricing model with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.5%; expected option life of 5.4 years and expected volatility of 54%.   The per-share weighted-average fair value of stock options granted during 2009 was $4.37 on the date of grant using a customized binomial lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.6%; risk-free interest rate of 3.9%; expected option life of 5.6 years and expected volatility of 37%.  The per-share weighted-average fair value of stock options granted during 2008 was $4.09 on the date of grant using a customized binomial lattice option pricing model with the following weighted-average assumptions: dividend yield of 1.7%; risk-free interest rate of 4.3%; expected option life of 5.8 years and expected volatility of 26%.

Total expense related to stock options was approximately $2.4 million for fiscal 2010, $2.2 million for fiscal 2009 and $3.2 million for 2008.  Future expense for these options is expected to be approximately $8.8 million in total over the next four years.

Activity in stock options was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2009	10,414,093	$20.83
Granted	532,000
Exercised	(230,050)			$1,126
Forfeited or cancelled	(347,511)
Outstanding at March 31, 2010	10,368,532	$20.33	5.72	$22,253
Exercisable at March 31, 2010	8,764,139	$21.66	5.26	$13,160

The aggregate intrinsic value for options exercised in fiscal 2008 was $0.3 million, for fiscal 2009 was $43 thousand and for fiscal 2010 was $1.1 million.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2010.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Following is a summary of stock options outstanding as of March 31, 2010:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	642,375	8.56 years	$8.74	72,875	$7.27
$10.22 - $ 15.00	2,301,810	6.87 years	$12.41	1,609,417	$12.22
$15.10 - $ 19.82	2,412,583	5.55 years	$16.51	2,220,083	$16.58
$20.12 - $ 25.00	2,528,990	5.57 years	$22.98	2,453,990	$22.92
$25.44 - $ 29.30	1,398,509	4.50 years	$26.81	1,323,509	$26.76
$30.93 - $ 39.12	802,934	3.80 years	$35.70	802,934	$35.70
$40.50 - $ 75.55	281,331	4.09 years	$44.52	281,331	$44.52
	10,368,532	5.72 years	$20.33	8,764,139	$21.66

Restricted Stock Unit Activity
Non-vested restricted stock units and changes during the year ended March 31, 2010 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2009	1,499,470	$13.83	2.49
Granted	1,545,000	$9.57
Vested	(303,458)	$11.91
Forfeited or cancelled	(245,371)	$12.20
Outstanding at March 31, 2010	2,495,641	$11.15	2.24

During fiscal 2008, the Company issued restricted stock units covering 826,365 shares of common stock with a value at the date of grant of $10.3 million.  During fiscal 2009, the Company issued restricted stock units covering 861,532 shares of common stock with a value at the date of grant of $11.1 million. During fiscal 2010, the Company issued restricted stock units covering 1,545,000 shares of common stock with a value at the date of grant of $14.8 million.   The value at the date of grant is determined by reference to quoted market prices for the shares.  Certain restricted stock units (performance units) vest subject to 1) the Company’s achievement of certain performance criteria and 2) the individual remaining employed by the Company for three years from the date of grant.  If both criteria are met the units vest after three years.  Of the 1,545,000 restricted stock units issued during fiscal 2010, 599,000 units were performance units. All other restricted stock units vest in equal annual increments over four years.  The expense related to restricted stock was $7.7 million in fiscal 2010, $6.9 million in fiscal 2009 and $4.8 million in fiscal 2008.  Future expense for these restricted stock units is expected to be approximately $7.3 million in fiscal 2011, $2.5 million in fiscal 2012, $2.2 million in fiscal 2013, and $0.2 million in fiscal 2014.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock.  Prior to July 1, 2009 the employees were allowed to purchase shares of stock at 85% of the market price.  Subsequent to that date, all purchases by employees have been at the market price.  The number of shares available for issuance at March 31, 2010 was approximately 1.1 million.  Approximately 666,019 shares were purchased under the ESPP during the combined fiscal years 2010, 2009, and 2008.  The total expense to the Company for the year ended March 31, 2010, 2009 and 2008 for the discount to the market price was approximately $0.1 million, $0.5 million and $0.6 million, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

13.           INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2010	2009	2008
Income from operations	$32,599	$24,710	$(1,981)
Stockholders’ equity:
Tax (benefit) expense of stock options, warrants and restricted stock	683	(34)	(5,513)
	$33,282	$24,676	$(7,494)

Income tax expense (benefit) attributable to earnings from operations consists of (dollars in thousands):

	2010	2009	2008
Current:
U.S. Federal	$164	$6,039	$(4,395)
Non-U.S.	351	20	3,055
State	(726)	2,228	1,494
	(211)	8,287	154
Deferred:
U.S. Federal	31,641	15,938	(7,290)
Non-U.S.	(1,056)	(286)	4,843
State	2,225	771	312
	32,810	16,423	(2,135)
Total	$32,599	$24,710	$(1,981)

Deferred income tax expense for 2009 and 2008 includes expense of $3.1 million and $18.3 million, respectively, resulting from utilization of acquired deferred tax assets on which full valuation allowances existed and that resulted in reductions in goodwill (see note 6).  In 2010 and 2009, the Company reversed valuation allowances previously recorded for certain deferred tax assets, resulting in a deferred tax benefit of $1.1 million and $2.1 million, respectively.  In addition, in fiscal 2009 and 2008, the Company reversed valuation allowances previously recorded for deferred tax assets on certain acquired companies, resulting in an additional $7.4 million and $20.7 million reduction in goodwill, respectively.

Earnings (loss) before income tax attributable to U.S. and non-U.S. operations consist of (dollars in thousands):

	2010	2009	2008
U.S.	$87,507	$63,197	$(15,504)
Non-U.S.	(10,749)	(983)	5,743
Total	$76,758	$62,214	$(9,761)

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

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands):

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

	2010	2009	2008
Computed expected tax expense (benefit)	$26,865	$21,775	$(3,416)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit, exclusive of benefit of reduction in valuation reserves	2,124	1,949	1,174
Reserves for tax items	1,015	384	460
Research, experimentation and other tax credits	(1,167)	-	(889)
Permanent differences between book and tax expense	1,967	(4,474)	(1,097)
Non-U.S. subsidiaries taxed at other than 35%	1,655	6,684	4,787
Benefit from reduction in valuation reserves	(1,149)	(2,144)	-
Other, net	1,289	536	(3,000)
	$32,599	$24,710	$(1,981)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2010 and 2009 are presented below.  In accordance with income tax accounting standards, as of March 31, 2010 the Company has not recognized deferred income taxes on approximately $43.8 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable.

(dollars in thousands)	2010	2009
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$11,897	$23,284
Revenue recognized for tax purposes in excess of revenue for financial reporting purposes	-	21,128
Investments, principally due to differences in basis for tax and financial reporting purposes	1,776	1,877
Property and equipment, principally due to differences in depreciation	4,728	5,975
Net operating loss and tax credit carryforwards	50,943	59,921
Other	12,994	11,995
Total deferred tax assets	82,338	124,180
Less valuation allowance	30,578	34,002
Net deferred tax assets	51,760	90,178
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$(64,854)	$(65,797)
Costs capitalized for financial reporting purposes in excess of amounts capitalized for tax purposes	(36,294)	(40,971)
Revenue recognized for financial reporting purposes in excess of revenue for tax purposes	(22)	-
Total deferred tax liabilities	(101,170)	(106,768)
Net deferred tax liability	$(49,410)	$(16,590)

At March 31, 2010, the Company has net operating loss carryforwards of approximately $29.5 million and $65.2 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts from 2011 through 2029.  The Company has foreign net operating loss carryforwards of approximately $122.5 million. Of this amount, $107.3 million do not have expiration dates.  The remainder expires in various amounts through 2019.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $41.3 million of loss carryforwards in the states where activity does not support the deferred tax asset.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

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

The following table sets forth changes in the total gross unrecognized tax benefit liabilities, including accrued interest, for the years ended March 31, 2010 and 2009.  The entire liability, if recognized, would reduce the Company’s effective income tax rate in future periods.

(dollars in thousands)	2010	2009
Balance at beginning of period	$5,364	$4,980
Additions based on tax positions related to the current year	566	-
Additions based on tax positions taken in prior years	449	384
Balance at end of period included in other liabilities	$6,379	$5,364

The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.  For the fiscal year ended March 31, 2010, the Company recognized $0.3 million of tax-related interest expense and penalties and had $0.9 million of accrued interest and penalties at March 31, 2010.  During the next twelve months, it is reasonably possible that expiration of the statute of limitations could reduce unrecognized tax benefits related to certain tax credits by approximately $3.6 million.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which it operates (see note 16).  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years subsequent to 2006. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

14.           RELATED PARTY TRANSACTIONS:

The Company leased an aircraft from a business owned by a former officer and director.  Rent expense under this lease was approximately $0.9 million for the year ended March 31, 2008.  The lease has been terminated.

The Company has an agreement to sell Acxiom products and services to a company whose majority shareholder is a family member of a former officer and director of the Company.  Under the agreement the Company received revenues of approximately $2.6 million in fiscal 2008.  The accounts receivable balance was approximately $0.9 million at March 31, 2008.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

15.           RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees.  The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain highly-compensated employees.  Prior to July 1, 2009, the Company matched 50% of the first 6% of employees’ annual aggregate contributions to both plans and may contribute additional amounts to the plans from the Company’s earnings at the discretion of the board of directors.  Effective July 1, 2009, through the remainder of the fiscal year ended March 31, 2010, the Company match was suspended.  Effective April 1, 2010, the Company has reinstated the match at 25% of the first 6% of employees’ annual aggregate contributions.  Company contributions for the above plans amounted to approximately $1.7 million, $7.5 million and $8.2 million in fiscal years 2010, 2009 and 2008, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $11.6 million and $8.2 million at March 31, 2010 and 2009, respectively.

The Company has three small defined benefit pension plans covering certain European employees.  The projected benefit obligation was $3.3 million as of March 31, 2010 and $2.2 million as of March 31, 2009.  The accumulated benefit obligation was $3.3 million as of March 31, 2010 and $1.7 million as of March 31, 2009.  The accumulated benefit obligation (ABO) differs from the projected benefit obligation (PBO) in that the ABO includes no assumption about future compensation levels.

The fair value of the plan assets was $2.6 million as of March 31, 2010 and $0.9 million as of March 31, 2009.  The excess of benefit obligations over plan assets was $0.7 million at March 31, 2010 and $1.3 million at March 31, 2009.  Net benefit cost/(gain) recognized was ($0.4 million) for fiscal 2010 and $0.2 million in fiscal 2009 and 2008.  The Company expects to be required to make contributions to the plans of $0.1 million in 2011.

16.           FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2010, 2009 and 2008 (dollars in thousands):

Revenue
	2010	2009	2008
United States	$940,567	$1,096,022	$1,175,032
Foreign
United Kingdom	$80,201	$94,489	$112,313
France	26,992	25,753	33,566
Germany	18,142	23,466	25,868
Saudi Arabia and United Arab Emirates	1,668	-	-
Portugal	1,403	1,630	1,567
Poland	2,039	3,758	4,102
The Netherlands	4,848	8,962	11,518
Australia	13,857	14,468	14,423
China	9,518	8,025	5,690
All Foreign	$158,668	$180,551	$209,047
	$1,099,235	$1,276,573	$1,384,079

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

Long-lived assets excluding financial instruments (dollars in thousands)
	2010	2009
United States	$732,254	$738,712
Foreign
United Kingdom	$59,629	$61,307
France	30,677	39,257
Germany	29,241	28,692
Saudi Arabia and United Arab Emirates	9,176	-
Portugal	1,388	1,494
Poland	2,224	2,435
The Netherlands	16,963	16,887
Australia	12,931	9,343
China	8,360	6,776
All Foreign	$170,589	$166,191
	$902,843	$904,903

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2010, the estimated fair value of long-term debt approximates its carrying value.

Derivative instruments included in other liabilities—The carrying value is adjusted to fair value through other comprehensive income (loss) at each balance sheet date.  The fair value is determined from an interest-rate futures model (See note 9).

Under applicable accounting standards financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company assigned assets and liabilities to the hierarchy in the accounting standards, which is Level 1—quoted prices in active markets for identical assets or liabilities, Level 2—significant other observable inputs and Level 3—significant unobservable inputs.

The following table presents the balances of assets and liabilities measured at fair value as of March 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$11,564	$-	$-	$11,564
Total assets	$11,564	$-	$-	$11,564

Liabilities:
Other current liabilities	$11,564	$-	$-	$11,564
Other non current liabilities	-	3,199	-	3,199
Total liabilities	$11,564	$3,199	$-	$14,763

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

18.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  In the beginning of the 2009 fiscal year, the Company realigned its business segments as a result of an internal reorganization.  The Company’s new business segments consist of Information Services and Information Products.  The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Multichannel Marketing Services, Infrastructure Management Services and Consulting Services.  The Information Products segment is comprised of the Company’s global Consumer Insights and Risk Mitigation Products lines of business and the U.S. Background Screening Products line of business.  Beginning in fiscal 2010, the Company has revised its calculation of segment operating income to allocate all corporate expenses, excluding those reported as gains, losses and other items, to the segments.  Segment results for prior periods have been reclassified to reflect the revised segment operating income.  These reclassifications had no effect on consolidated results.

The following tables present information by business segment (dollars in thousands):

	2010	2009	2008
Revenue:
Information services	$849,432	$920,262	$969,771
Information products	249,803	356,311	414,308
Total revenue	$1,099,235	$1,276,573	$1,384,079

Income from operations:
Information services	$91,013	$117,397	$54,665
Information products	6,856	14,030	21,933
Other	944	(38,566)	(36,352)
Income from operations	$98,813	$92,861	$40,246

Depreciation and amortization:
Information services	$132,113	$149,649	$241,388
Information products	35,451	49,035	52,677
Depreciation and amortization	$167,564	$198,684	$294,065

Total assets:
Information services	$908,554	$887,202
Information products	191,799	237,072
Other	263,067	242,518
Total assets	$1,363,420	$1,366,792

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

19.           UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

(dollars in thousands)	Quarter ended June 30, 2009	Quarter ended September 30, 2009	Quarter ended December 31, 2009	Quarter ended March 31, 2010
Revenue	$255,981	$271,105	$283,807	$288,342
Gross profit	50,486	59,184	73,874	76,422
Income from operations	12,496	21,247	29,859	35,211
Net earnings (loss)	4,194	9,445	14,158	16,362
Net earnings (loss) attributable to Acxiom	4,194	9,445	14,262	16,648
Basic earnings (loss) per share	0.05	0.12	0.18	0.21
Diluted earnings (loss ) per share	0.05	0.12	0.18	0.20
Basic earnings (loss) per share attributable to Acxiom stockholders	0.05	0.12	0.18	0.21
Diluted earnings (loss) per share attributable to Acxiom stockholders	0.05	0.12	0.18	0.21

(dollars in thousands)	Quarter ended June 30, 2008	Quarter ended September 30, 2008	Quarter ended December 31, 2008	Quarter ended March 31, 2009
Revenue	$331,073	$328,935	$321,056	$295,509
Gross profit	74,495	70,911	77,136	78,845
Income from operations	25,558	34,293	(8,599)	41,609
Net earnings (loss)	10,650	15,853	(11,449)	22,450
Basic earnings (loss) per share	0.14	0.20	(0.15)	0.29
Diluted earnings (loss ) per share	0.14	0.20	(0.15)	0.29

In the fourth quarter of fiscal 2010 the Company recorded a gain of $1.8 million in gains, losses, and other items in the consolidated statement of operations.  The reversal of expense was related to a $1.5 million reversal of lease restructuring charges, a $0.2 million reversal of other restructuring charges, and a $0.1 additional gain recorded on the disposition of operations in France.

In the third quarter of fiscal 2010 the Company recorded a total of $0.5 million expense in gains, losses, and other items in the consolidated statement of operations.  These charges included a $1.0 million loss recorded on a contingent liability  netted against a $0.5 million additional gain recorded on the disposition of operations in France.

In the first quarter of fiscal 2010 the Company recorded $0.3 million expense in gains, losses and other items in the consolidated statement of operations.  The adjustments were related to previous restructuring charges.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

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