Form 10-Q
period 2010-06-30
ACXIOM CORP
filed 2010-08-05
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 3, 2010 was 80,018,814.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2010

Part I. Financial Information	Page No.
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2010 and 2009 (Unaudited)	4
Condensed Consolidated Statement of Equity and Comprehensive Income for the Three Months ended June 30, 2010 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2010 and 2009 (Unaudited)	6-7
Notes to Condensed Consolidated Financial Statements	8-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30
Item 3. Quantitative and Qualitative Disclosure about Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1. Legal Proceedings	32
Item 5. Other Information	32
Item 6. Exhibits	33
Signature	34

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$218,457	$224,104
Trade accounts receivable, net	183,644	168,522
Deferred income taxes	11,765	11,874
Other current assets	52,799	54,205
Total current assets	466,665	458,705
Property and equipment, net of accumulated depreciation and amortization	240,340	236,839
Software, net of accumulated amortization	34,771	38,845
Goodwill	464,374	470,261
Purchased software licenses, net of accumulated amortization	49,005	51,356
Deferred costs, net	72,983	68,914
Data acquisition costs, net	20,945	21,931
Other assets, net	14,944	16,569
	$1,364,027	$1,363,420
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$42,169	$42,106
Trade accounts payable	40,041	42,774
Accrued expenses
Payroll	27,664	36,517
Other	74,826	75,632
Deferred revenue	56,335	55,567
Income taxes	3,965	2,460
Total current liabilities	245,000	255,056
Long-term debt	459,833	458,629
Deferred income taxes	63,595	61,284
Other liabilities	9,915	9,954
Commitments and contingencies
Equity:
Common stock	11,715	11,662
Additional paid-in capital	821,649	814,929
Retained earnings	492,048	482,243
Accumulated other comprehensive income (loss)	(4,855)	4,167
Treasury stock, at cost	(738,601)	(738,601)
Total Acxiom stockholders' equity	581,956	574,400
Noncontrolling interest	3,728	4,097
Total equity	585,684	578,497
	$1,364,027	$1,363,420
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended June 30
	2010	2009
Revenue:
Services	$210,656	$199,326
Products	59,739	56,655
Total revenue	270,395	255,981
Operating costs and expenses:
Cost of revenue
Services	164,650	159,576
Products	45,771	45,919
Total cost of revenue	210,421	205,495
Selling, general and administrative	37,955	37,643
Gains, losses and other items, net	(57)	347
Total operating costs and expenses	248,319	243,485
Income from operations	22,076	12,496
Other income (expense):
Interest expense	(5,898)	(5,505)
Other, net	(451)	(118)
Total other expense	(6,349)	(5,623)
Earnings before income taxes	15,727	6,873
Income taxes	6,291	2,679
Net earnings	$9,436	$4,194
Less: Net loss attributable to noncontrolling interest	(369)	-
Net earnings attributable to Acxiom	$9,805	$4,194

Earnings per share:
Basic	$0.12	$0.05
Diluted	$0.12	$0.05

Earnings per share attributable to Acxiom stockholders:
Basic	$0.12	$0.05
Diluted	$0.12	$0.05
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2010
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income (loss)	earnings	income (loss)	of shares	Amount	interest	equity
Balances at March 31, 2010	116,619,682	$11,662	$814,929		$482,243	$4,167	(37,154,236)	$(738,601)	$4,097	$578,497
Employee stock awards, benefit plans and other issuances	258,108	26	3,775	$-	-	-	-	-	-	3,801
Restricted stock units vested	268,909	27	(27)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	2,972	-	-	-	-	-	-	2,972
Comprehensive income:
Foreign currency translation	-	-	-	(9,627)	-	(9,627)	-	-	-	(9,627)
Unrealized gain on interest rate swap	-	-	-	605	-	605	-	-	-	605
Net earnings (loss)	-	-	-	9,805	9,805	-	-	-	(369)	9,436
Total comprehensive income				$783
Balances at June 30, 2010	117,146,699	$11,715	$821,649		$492,048	$(4,855)	(37,154,236)	$(738,601)	$3,728	$585,684

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months ended June 30
	2010	2009
Cash flows from operating activities:
Net earnings	$9,436	$4,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,986	40,595
Deferred income taxes	1,435	2,496
Non-cash share-based compensation expense	2,972	2,388
Changes in operating assets and liabilities:
Accounts receivable, net	(16,836)	(4,335)
Deferred costs	(9,981)	(906)
Other assets	(1,467)	4,651
Accounts payable and other liabilities	(7,121)	(32,017)
Deferred revenue	2,564	(900)
Net cash provided by operating activities	16,988	16,166
Cash flows from investing activities:
Capitalized software development costs	(1,226)	(2,384)
Capital expenditures	(8,752)	(7,431)
Data acquisition costs	(4,326)	(5,777)
Payment received from investments	175	-
Net cash paid in acquisitions	(1,978)	-
Net cash used in investing activities	(16,107)	(15,592)
Cash flows from financing activities:
Payments of debt	(8,964)	(13,724)
Sale of common stock	3,801	2,427
Acquisition of treasury stock	-	(307)
Net cash used in financing activities	(5,163)	(11,604)
Effect of exchange rate changes on cash	(1,365)	1,534
Net decrease in cash and cash equivalents	(5,647)	(9,496)
Cash and cash equivalents at beginning of period	224,104	177,166
Cash and cash equivalents at end of period	$218,457	$167,670

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2010	2009
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$5,780	$5,258
Income taxes	3,358	(5,052)
Payments on capital leases and installment payment arrangements	5,968	7,794
Payments on software and data license liabilities	893	3,878
Other debt payments, excluding line of credit	2,103	2,052
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	10,268	3,823
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2010 (“2010 Annual Report”), as filed with the Commission on May 26, 2010.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2010 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2011.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2010 Annual Report.

Accounting Changes

The FASB’s Emerging Issues Task Force has issued new accounting guidance for revenue arrangements with multiple deliverables.  Under previous accounting guidance, one of the requirements for recognition of revenue for a delivered item under a multiple element arrangement was that there must be objective and verifiable evidence of the standalone selling price of the undelivered item.  The new guidance eliminates that requirement and requires an entity to estimate the selling price of each element in the arrangement.  In addition, absent specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted.  Under the new guidance, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered items have value to the client on a stand-alone basis and, if the arrangement includes a general right of return related to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  If these criteria are not met, the arrangement is accounted for as one unit of accounting, which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when those criteria are met or when the last undelivered item is delivered.  If the arrangement is separated into multiple units of accounting, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management’s best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP.  The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis.  Management’s BESP is determined by considering multiple factors, primarily including actual contractual selling prices when the item is sold on a stand-alone basis, as well as market conditions, competition, internal costs, profit objectives and pricing practices.  The amount of revenue recognized for a delivered element is limited to an amount that is not contingent upon future delivery of additional products or services.  As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to BESP, or to the development of VSOE or TPE for individual products or services.  As a result, future revenue recognition for multiple-element arrangements could differ from recognition in the current period.  Our relative selling prices are analyzed on an annual basis, or more frequently if we experience significant changes in selling prices.

As allowed, the Company has elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the quarter ended June 30, 2010.

The FASB has also issued guidance which amended the scope of existing software revenue recognition guidance.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance and are accounted for based on other applicable revenue recognition guidance.  In addition, the amendments require that hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance must be adopted in the same period that the Company adopts the amended guidance for arrangements with multiple deliverables.  Therefore, the Company elected to early-adopt this guidance as of April 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

The following paragraphs restate the Company’s revenue recognition accounting policy after implementation of the accounting change.

Revenue Recognition

The Company provides database management and IT management services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT management contracts.  In the case of database management contracts, the customer does not acquire any ownership rights to the Company’s intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement.  In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred. The Company accounts for all elements under its database management and IT management arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client.

Sales of third-party software, hardware and certain other equipment are recognized when delivered.  If such sales are part of a multiple-element arrangement, they are recognized as a separate element unless collection of the sales price is dependent upon delivery of other products or services.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement.  All of the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

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

Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist.  Revenue from the licensing of data in which the Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.  Revenue from the licensing of data to the customer in circumstances where the license agreement contains a volume cap is recognized in proportion to the total records to be delivered under the arrangement.  Revenue from the sale of data on a per-record basis is recognized as the records are delivered.

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

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2010	2009
Basic earnings per share:
Numerator – net earnings	$9,436	$4,194
Denominator – weighted-average shares outstanding	79,741	78,667
Basic earnings per share	$0.12	$0.05
Diluted earnings per share:
Numerator – net earnings	$9,436	$4,194

Denominator:
Weighted-average shares outstanding	79,741	78,667
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,715	345
	81,456	79,012
Diluted earnings per share	$0.12	$0.05

Basic earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$9,805	$4,194
Denominator – weighted-average shares outstanding	79,741	78,667
Basic earnings per share attributable to Acxiom stockholders	$0.12	$0.05
Diluted earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$9,805	$4,194

Denominator:
Weighted-average shares outstanding	79,741	78,667
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,715	345
	81,456	79,012
Diluted earnings per share attributable to Acxiom stockholders	$0.12	$0.05

As of June 30, 2010, the Company had options and warrants outstanding providing for the purchase of approximately 11.7 million shares of common stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2010	2009
Number of shares outstanding under options, warrants and restricted stock units	5,824	12,120
Range of exercise prices for options and warrants	$17.76-$75.55	$10.22-$268.55

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the option prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2010, there were a total of 4.6 million shares available for future grants under the plans.

The Company granted 254,133 stock options in the quarter ended June 30, 2010.  The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2010 was $7.54.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.4%; expected option life of 5.6 years; expected volatility of 52% and a suboptimal exercise multiple of 1.9.

Option activity for the three months ended June 30, 2010 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2010	10,368,532	$20.33
Granted	254,133	$17.79
Exercised	(197,033)	$14.06		$272
Forfeited or cancelled	(85,111)	$29.36
Outstanding at June 30, 2010	10,340,521	$20.31	5.64	$8,791
Exercisable at June 30, 2010	8,810,789	$21.45	5.18	$5,189

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2011 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on June 30, 2010.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2010:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	633,209	8.34 years	$8.75	201,709	$8.37
$10.22 - $ 15.00	2,204,358	6.72 years	$12.41	1,665,259	$12.34
$15.10 - $ 19.82	2,576,576	5.81 years	$16.64	2,129,943	$16.59
$20.12 - $ 25.00	2,480,194	5.41 years	$22.99	2,405,194	$22.93
$25.44 - $ 29.30	1,387,564	4.24 years	$26.81	1,350,064	$26.78
$30.93 - $ 39.12	792,995	3.60 years	$35.70	792,995	$35.70
$40.50 - $ 75.55	265,625	4.06 years	$44.29	265,625	$44.29
	10,340,521	5.64 years	$20.31	8,810,789	$21.45

Total expense related to stock options for the quarters ended June 30, 2010 and 2009 was approximately $0.7 million and $0.5 million respectively.  Future expense for these options is expected to be approximately $5.8 million over the next four years.

Restricted Stock Unit Activity
Non-vested restricted stock unit activity for the quarter ended June 30, 2010 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2010	2,495,641	$11.15	2.24
Granted	648,431	$19.75
Vested	(268,909)	$11.26
Forfeited or cancelled	(618,189)	$9.03
Outstanding at June 30, 2010	2,256,974	$14.26	2.17

During the three months ended June 30, 2010, the Company granted restricted stock units covering 648,431 shares of common stock with a value at the date of grant of $12.8 million.  Of the restricted stock units granted in the current period, 456,641 vest in equal annual increments over four years.  The remaining 191,790 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Each recipient of the performance units may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2010 to March 29, 2013.  The value of the performance units is determined using a Monte Carlo simulation model.  Valuation of all other restricted stock units is equal to the quoted market price for the shares on the date of grant.  The expense related to restricted stock in the three months ended June 30, 2010 was $2.3 million.  The expense related to restricted stock in the quarter ended June 30, 2009 was $1.8 million.  Future expense for restricted stock units is expected to be approximately $24.2 million over the next four years.

4.           ACQUISITIONS:

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business operating in Australia and New Zealand.  The acquisition gives the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement under which the Company may pay up to an additional $0.6 million if the acquired business achieves a revenue target over the next two years.  The value of the earnout is estimated at $0.5 million.  The acquired business has annual revenue of less than $2 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

The following table shows the allocation of the purchase price for the above acquisition to assets acquired and liabilities assumed (dollars in thousands):

Assets acquired:
Cash	$547
Goodwill	1,446
Other intangible assets	779
Other current and noncurrent assets	184
2,956
Accounts payable, accrued expenses and capital leases assumed	(120)
Net assets acquired	2,836
Less:
Cash acquired	(547)
Earnout liability	(532)
Net cash paid	$1,757

On July 1, 2010, subsequent to the end of the reported quarter, the Company completed the acquisition of 70% of GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $11.7 million, not including amounts, if any, to be paid under an earnout agreement under which the Company may pay up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business has annual revenue of approximately $8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of the acquisition is not material.  The results of operations for GoDigital will be included in the Company’s consolidated results beginning July 1, 2010.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2010	March 31, 2010
Current portion of unbilled and notes receivable	$738	$907
Prepaid expenses	39,783	40,420
Non-trade receivables	1,463	1,188
Assets of non-qualified retirement plan	10,697	11,564
Other miscellaneous assets	118	126
Other current assets	$52,799	$54,205

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2010	March 31, 2010
Acquired intangible assets, net	$9,419	$9,721
Noncurrent portion of unbilled and notes receivable	666	1,873
Other miscellaneous noncurrent assets	4,859	4,975
Other assets	$14,944	$16,569

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.           GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2010 indicated that no potential impairment of its goodwill balances existed as of April 1, 2010.

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2010 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2010	$348,084	$122,177	$470,261
Acquisition	1,446	-	1,446
Purchase adjustments	(9)	-	(9)
Change in foreign currency translation adjustment	(2,197)	(5,127)	(7,324)
Balance at June 30, 2010	$347,324	$117,050	$464,374

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s two segments as presented above are the Information Services segment and the Information Products segment.  Because each of these segments contains both a US component and an International component, and there are some differences in economic characteristics between the US and International components, management has tested a total of four components.  The goodwill amounts as of April 1, 2010 included in each component tested were US Information Services, $306.1 million; US Information Products, $51.2 million; International Information Services, $42.0 million; and International Information Products $71.0 million.

In order to estimate a valuation for each of the four components tested, management used an income approach based on a discounted cash flow model.  Additionally, the analysis was enhanced to include a public company market multiple and a similar transactions comparison.

The income approach involves projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used budget figures for the first year of the projection model, then projected those figures out into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as a weighted-average cost of capital which a marketplace participant would use to value each unit.  These weighted-average costs of capital rates include a market risk, added to a risk-free rate of return, and a size premium that is specific to the components being tested.  The resulting cost of equity is then weighted-averaged with the after-tax cost of debt.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the April 1, 2010 valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Each of the components tested had fair values in excess of the carrying value of the unit, indicating no impairment.  All of the components had a significant excess fair value, except for the International Products component, for which the excess fair value was 12%.  Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to a reduction under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  And finally, if there is a general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30, 2010	March 31, 2010
Term loan credit agreement	$425,500	$427,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	46,051	41,788
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	9,109	10,001
Other debt and long-term liabilities	21,342	21,946
Total long-term debt and capital leases	502,002	500,735
Less current installments	42,169	42,106
Long-term debt, excluding current installments	$459,833	$458,629

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at June 30, 2010 or March 31, 2010.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at June 30, 2010 was 3.9%.  Outstanding letters of credit at June 30, 2010 were $0.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2010 was 0.3%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2010.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2010, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $2.6 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2010.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.2 million at June 30, 2010 and $6.3 million at March 31, 2010.

9.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Multichannel Marketing Services, Infrastructure Management Services and Consulting Services.  The Information Products segment is comprised of the Company’s global Consumer Insights and Risk Mitigation Products lines of business and the U.S. Background Screening Products line of business.  The Company’s calculation of segment operating income allocates all corporate expenses, excluding those reported as gains, losses and other items, to the segments.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2010	2009
Revenue:
Information services	$210,656	$199,326
Information products	59,739	56,655
Total revenue	$270,395	$255,981

Income (loss) from operations:
Information services	$20,879	$15,838
Information products	1,140	(2,995)
Other	57	(347)
Income from operations	$22,076	$12,496

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the three months ended June 30, 2010 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2010	$2,870	$12,904	$15,774
Payments	(1,116)	(754)	(1,870)
Adjustments	(171)	(102)	(273)
Balance at June 30, 2010	$1,583	$12,048	$13,631

The above balances are included in accrued expense on the consolidated balance sheet.

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

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe.  Of the amount accrued, $0.9 million remained accrued as of June 30, 2010.  These costs are expected to be paid out in fiscal 2011.

The lease accruals of $3.2 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2009, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2012.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2010 is $1.7 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated.  Of the $19.3 million accrued, $0.6 million remained accrued as of June 30, 2010.  These costs are expected to be paid out in fiscal 2011.

The lease accruals of $19.0 million were evaluated under the accounting standard which governs exit costs.  The remaining amount accrued at June 30, 2010 is $10.2 million.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

The contract accruals of $6.7 million were evaluated under accounting standards which govern exit costs, which require that a liability to terminate a contract before the end of its term be recognized when the contract is terminated in accordance with its terms.  Prior to March 31, 2008, the Company gave notice under certain service contracts to the other parties which caused the Company to incur termination payments under those contracts.  All of these amounts have been paid.

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers.  The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act.  To date, a class has not been certified.  Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees.  Acxiom has agreed to settle the case and the court approved the settlement on July 27, 2010.  No appeal is expected, but the settlement will not be final until all appeals are exhausted or the time for appeal has run.   Acxiom has accrued $5.0 million for the settlement and ancillary costs to obtain final approval and has paid $2.5 million of this amount into an escrow fund established for the settlement, leaving a remaining accrual of $2.5 million.  Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.  Both Taylor cases were dismissed by the District Court and the dismissal was upheld on appeal on July 14, 2010.

Epsilon Data Management LLC, et al. v. Acxiom Corporation, (192nd Judicial District Court of Dallas County, TX, 07-08569) is a case that was brought by a competitor of Acxiom after the acquisition of three long-time data providers and alleges that Acxiom breached certain terms and conditions of the data licenses with those acquired companies in the course of building and distributing Acxiom data products.  The Company and Epsilon have reached a settlement and the case will be dismissed with prejudice.

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data.  The Company maintains that the Company’s usage of data has been in compliance with the applicable law.  However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office.  During the year ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued.  As of June 30, 2010 the Company has a remaining accrual for this matter of $0.4 million.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 30 years of $126.1 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At June 30, 2010 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $1.5 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2011 is approximately 40%.

At June 30, 2010, the Company had $6.5 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $1.0 million. During the current fiscal year, it is reasonably possible that expiration of the statute of limitations could reduce unrecognized tax benefits related to certain tax credits by approximately $3.7 million.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2010, the estimated fair value of long-term debt approximates its carrying value.

Derivative instruments included in other liabilities - The carrying value is adjusted to fair value through other comprehensive income (loss) at each balance sheet date.  The fair value is determined from an interest-rate futures model.

Under applicable accounting standards financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company assigned assets and liabilities to the hierarchy in the accounting standards, which is Level 1 - quoted prices in active markets for identical assets or liabilities, Level 2 - significant other observable inputs and Level 3 - significant unobservable inputs.

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$10,697	$-	$-	$10,697
Total assets	$10,697	$-	$-	$10,697

Liabilities:
Other current liabilities	$10,697	$-	$-	$10,697
Other liabilities	-	2,594	-	2,594
Total liabilities	$10,697	$2,594	$-	$13,291

PART I.  FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom is a recognized leader in marketing technology and services that enable marketers to successfully manage audiences, personalize consumer experiences and create profitable customer relationships.  Our superior industry-focused, consultative approach combines consumer data and analytics, databases, data integration and consulting solutions for personalized, multichannel marketing strategies.  Acxiom leverages over 40 years of experience of data management to deliver high-performance, highly secure, reliable information management services.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA and serves clients around the world from locations in the United States, Europe, South America, Asia-Pacific and the Middle East.

As the Company completes the first quarter of fiscal 2011 the macro economic situation continues to be a challenge for management although there are signs of improvement.  The Company has experienced revenue growth since the low point in the first quarter of fiscal 2010 and expects continued revenue recovery in the near term.  During fiscal 2010, the Company focused on several initiatives to drive operating efficiency in information technology and client delivery functions.  Management expects these efficiencies to continue to provide opportunity for margin expansion as revenue recovers.

Highlights of the quarter ended June 30, 2010 are identified below.

•	Revenue of $270.4 million, an increase of 5.6% from $256.0 million in the first fiscal quarter a year ago.

•	Revenue decreased $17.9 million, or 6.2% compared to the fourth quarter of the prior fiscal year.

•	Gross margin was 22.2% compared to 19.7% in the same quarter a year ago.

•	Income from operations was $22.1 million, an increase of 76.7% from $12.5 million in the first fiscal quarter last year.

•	Pre-tax earnings were $15.7 million, compared to $6.9 million in the first quarter of fiscal 2010.

•	Diluted earnings per share were $0.12, an increase of 140% from $0.05 per share in the first fiscal quarter last year.

•	Operating cash flow was $17.0 million compared to operating cash flow of $16.2 million for the same quarter in the prior year.

•	The Company acquired a digital marketing business operating in Australia and New Zealand, and subsequent to quarter end acquired 70% of a marketing services company in Brazil.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2010.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
	For the quarter ended June 30
	2010	2009	% Change
Revenue
Services	$210.7	$199.3	6%
Products	59.7	56.7	5%
	$270.4	$256.0	6%
Total operating costs and expenses	248.3	243.5	(2)%
Income from operations	$22.1	$12.5	77%
Diluted earnings per share	$0.12	$0.05	140%

Revenues
Services revenue for the quarter ended June 30, 2010 was $210.7 million.  This represents an $11.3 million increase or 5.7% when compared to the same period in the prior year.  On a geographic basis, International services decreased $1.3 million while US services increased $12.6 million, or 7.1%.  International services were negatively impacted by the loss of two large services contracts in Europe during the last fiscal year.  US growth was fueled by new Infrastructure Management contracts signed over the last year.  By line of business, revenue increases in Consulting at $2.5 million, or 32.4%, and Infrastructure Management at $13.8 million, or 23.1% were offset by declines in Multi-channel Marketing Services of $2.4 million, or 2.8% and CDI Services of $3.7 million, or 9.4%.  Multi-channel Marketing Services and CDI Services were negatively impacted by the contract losses in Europe.

Products revenue for the quarter ended June 30, 2010 was $59.7 million, which represents a $3.1 million increase, or 5.4%, compared to the same quarter last year. International operations decreased $0.8 million during the quarter largely due to the unfavorable impact of exchange rate movements.  In the US, product revenue increased $3.9 million, or 9.2%.  All US markets had increases in Consumer Insights revenue for the quarter, and, due to increasing hiring trends, background screening revenue was up significantly in the quarter.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended June 30
	2010	2009	% Change
Cost of revenue
Services	$164.6	$159.6	(3)%
Products	45.8	45.9	-
Total cost of revenue	$210.4	$205.5	(2)%
Selling, general and administrative	38.0	37.7	(1)
Gains, losses and other items, net	(0.1)	0.3	116
Total operating costs and expenses	$248.3	$243.5	(2)%

	For the quarter ended June 30
	2010	2009
Gross profit margin
Services	21.8%	19.9%
Products	23.4	18.9
Total gross profit margin	22.2%	19.7%
Operating profit margin	8.2%	4.9%

Cost of services revenue of $164.6 million for the quarter ending June 30, 2010 represents an increase of $5.1 million, or 3.2% compared to the same quarter a year ago.  Gross margin for services revenue increased from 19.9% to 21.8%.   After a year of declining margins, margins are increasing as revenue has stabilized and IT and delivery function efficiencies are realized.  Margins were negatively impacted by the lost contracts in Europe.

Cost of products revenue of $45.8 million is flat compared to the same period last year.  Products revenue gross margins increased to 23.4% from 18.9% a year ago.  Margins for products have been impacted in a similar fashion to services.  Additionally, margins have improved due to the fixed cost-nature of certain product costs of revenue.

Selling, general, and administrative (SG&A) expenses were $38.0 million for the quarter ended June 30, 2010.  This represents a slight increase compared to $37.6 million reported in the prior-year same quarter.  As a percent of total revenue, these expenses were 14.0% compared to 14.7% a year ago.  Most SG&A costs are relatively flat when compared to the prior year as the Company continues to focus on cost control in these areas.  Some components of SG&A, such as sales commissions, are more variable than others and fluctuate as revenue and sales activity increases or decreases.

Both the current and prior-year balance of gains, losses and other items represents the true-up of restructuring accruals established in prior periods.  The Company evaluated all accruals and made adjustments if necessary.

Other Income (Expense)
Interest expense for the quarter ended June 30, 2010 was $5.9 million compared to $5.5 million a year ago.  During the quarter ended December 31, 2009 the Company amended the credit agreement to extend $375 million of the term loan an additional 2.5 years, and to extend $120 million of the revolving credit agreement for an additional 2.5 years.  The portions of the original term loan and the revolving credit agreement that has not been extended remain on their original maturity schedules.  The LIBOR credit spread for the interest rate charged on the extended portion of the agreements increased 1.25%.  Although the average balance declined approximately $60 million, the average rate increased 85 basis points, resulting in slightly higher interest expense.

Other expense was $0.5 million and $0.1 million in the current and prior-year quarters, respectively.  Both in the current and prior-year quarter, other income is comprised of interest income on notes receivable and investment income.  Both periods were also negatively impacted by currency translation losses on certain foreign cash accounts.

Income taxes
The anticipated effective tax rate for fiscal 2011 is approximately 40%.  The rate for the prior-year first quarter was 39%.  The current and prior-year rates both reflect the impact of losses in certain foreign jurisdictions.  The Company does not record the tax benefit of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2010 totaled $221.7 million compared to $203.6 million at March 31, 2010.  Total current assets increased $8.0 million due to an increase in trade account receivables of $15.1 million offset by decreases in cash and cash equivalents of $5.6 million and other current assets of $1.4 million.  Current liabilities decreased $10.1 million due to decreases in payroll accruals of $8.9 million, trade accounts payable of $2.7 million and other accrued expenses of $0.8 million, offset by increases in deferred revenue of $0.8 million and income taxes of $1.5 million.

Accounts receivable days sales outstanding was 62 days at June 30, 2010 and was 53 days at March 31, 2010, and is calculated as follows (dollars in thousands):

	June 30, 2010	March 31, 2010
Numerator – trade accounts receivable, net	$183,644	$168,522
Denominator:
Quarter revenue	270,395	288,342
Number of days in quarter	91	90
Average daily revenue	$2,971	$3,204
Days sales outstanding	62	53

Net cash provided by operating activities for the quarter ended June 30, 2010 was $17.0 million, up 5.1% from $16.2 million in the same period a year ago. This resulted from increases in net earnings of $5.2 million, offset by a reduction in depreciation and amortization and changes in operating assets and liabilities.  Deferred costs increased by $9.1 million due to increased Infrastructure Management contract migration activity.

Investing activities used $16.1 million in cash in the current quarter.  This resulted from capitalization of data acquisition costs of $4.3 million and capitalization of software development costs of $1.2 million.  Capital expenditures were $8.8 million compared to $7.4 million in the same period last year.  The Company paid $1.8 million for the purchase of a digital marketing business operating in Australia and New Zealand.  The remainder of cash paid in acquisitions relates to an earnout payment on a prior acquisition.

Financing activities used $5.2 million in cash in the current quarter.  This included payments of debt of $9.0 million that was comprised of capital lease payments of $6.0 million, software license payments of $0.9 million, and other debt payments of $2.1 million.  Financing activities also include $3.8 million in proceeds from the sale of common stock.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $10.3 million in the quarter, compared to $3.8 million in the prior year.  Future payments under these arrangements will be reflected as debt payments.

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at June 30, 2010 or March 31, 2010.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at June 30, 2010 was 3.9%.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At June 30, 2010 the Company’s aggregate maximum potential future payment under these guarantees of third-party indebtedness was $1.5 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $0.5 million at June 30, 2010.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2010 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $6.5 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $2.6 million as the Company is not able to predict the periods in which these payments will be made. The column for 2011 represents the nine months ending March 31, 2011.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$4,500	$32,296	$32,296	$6,000	$350,408	$-	$425,500
Capital lease and installment payment obligations	14,530	12,342	8,169	1,308	746	8,956	46,051
Software license liabilities	4,423	2,918	1,768	-	-	-	9,109
Other long-term debt	12,978	1,630	1,646	528	4,560	-	21,342
Total long-term obligations	36,431	49,186	43,879	7,836	355,714	8,956	502,002
Operating lease payments	19,976	19,293	16,228	13,981	10,920	45,730	126,128
Total contractual cash obligations	$56,407	$68,479	$60,107	$21,817	$366,634	$54,686	$628,130

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Total purchase commitments	$72,385	$36,742	$22,204	$10,931	$10,450	$9,634	$162,346

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2011 of $20.6 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2010 (dollars in thousands):

Guarantee on certain partnership and other loans	1,458
Outstanding letters of credit	506

The total of partnership and other loans of which the Company guarantees the portion noted in the above table is $5.7 million as of June 30, 2010.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2010 Annual Report.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Germany, Portugal, Poland, the Middle East, Australia, China and Brazil.   Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2010 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2010 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report except as disclosed below.

Accounting Changes
The FASB’s Emerging Issues Task Force has issued new accounting guidance for revenue arrangements with multiple deliverables.  Under previous accounting guidance, one of the requirements for recognition of revenue for a delivered item under a multiple element arrangement was that there must be objective and verifiable evidence of the standalone selling price of the undelivered item.  The new guidance eliminates that requirement and requires an entity to estimate the selling price of each element in the arrangement.  In addition, absent specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted.  Under the new guidance, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered items have value to the client on a stand-alone basis and, if the arrangement includes a general right of return related to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  If these criteria are not met, the arrangement is accounted for as one unit of accounting, which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when those criteria are met or when the last undelivered item is delivered.  If the arrangement is separated into multiple units of accounting, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management’s best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP.  The objective of BESP is to determine the price at which the company would transact a sale if the product or service were sold on a stand-alone basis.  Management’s BESP is determined by considering multiple factors, primarily including actual contractual selling prices when the item is sold on a stand-alone basis, as well as market conditions, competition, internal costs, profit objectives and pricing practices.  The amount of revenue recognized for a delivered element is limited to an amount that is not contingent upon future delivery of additional products or services.  As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to BESP, or to the development of VSOE or TPE for individual products or services.  As a result, future revenue recognition for multiple-element arrangements could differ from recognition in the current period.  Our relative selling prices are analyzed on an annual basis, or more frequently if we experience significant changes in selling prices.

As allowed, the Company has elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the quarter ended June 30, 2010.

The FASB has also issued guidance which amended the scope of existing software revenue recognition guidance.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance and are accounted for based on other applicable revenue recognition guidance.  In addition, the amendments require that hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance must be adopted in the same period that the Company adopts the amended guidance for arrangements with multiple deliverables.  Therefore, the Company elected to early-adopt this guidance as of April 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

The following paragraphs restate the Company’s revenue recognition accounting policy after implementation of the accounting change.

Revenue Recognition
The Company provides database management and IT management services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT management contracts.  In the case of database management contracts, the customer does not acquire any ownership rights to the Company’s intellectual property used in the database and the database itself provides no benefit to the customer outside of the utilization of the system during the term of the database management arrangement.  In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the service term of the contract.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue over the remaining service term of the contract.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized over the contract period and no costs are deferred. The Company accounts for all elements under its database management and IT management arrangements as a single unit, since the initial setup activities performed under the arrangements do not have stand-alone value to the client.

Sales of third-party software, hardware and certain other equipment are recognized when delivered.  If such sales are part of a multiple-element arrangement, they are recognized as a separate element unless collection of the sales price is dependent upon delivery of other products or services.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement.  All of the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

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

Revenues from the licensing of data are recognized upon delivery of the data to the customer in circumstances where no update or other obligations exist.  Revenue from the licensing of data in which the Company is obligated to provide future updates on a monthly, quarterly or annual basis is recognized on a straight-line basis over the license term.  Revenue from the licensing of data to the customer in circumstances where the license agreement contains a volume cap is recognized in proportion to the total records to be delivered under the arrangement.  Revenue from the sale of data on a per-record basis is recognized as the records are delivered.

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

Valuation of Goodwill
Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s two segments as presented above are the Information Services segment and the Information Products segment.  Because each of these segments contains both a US component and an International component, and there are some differences in economic characteristics between the US and International components, management has tested a total of four components.  The goodwill amounts as of April 1, 2010 included in each component tested were US Information Services, $306.1 million; US Information Products, $51.2 million; International Information Services, $42.0 million; and International Information Products $71.0 million.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the April 1, 2010 valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Each of the components tested had fair values in excess of the carrying value of the unit, indicating no impairment.  All of the components had a significant excess fair value, except for the International Products component, for which the excess fair value was 12%.  Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to a reduction under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  And finally, if there is a general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•
the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2010 Annual Report and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission;

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its variable interest debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2010 and March 31, 2010, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of June 30, 2010 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010 our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 5.	Other Information

The 2010 Annual Meeting of Stockholders of Acxiom Corporation (the “Company”) was held on August 2, 2010 at 11:00 a.m. CDT at the Acxiom River Market Building, 601 E. Third Street, Little Rock, Arkansas.  The Company’s stockholders voted on the matters set forth below.

Jerry D. Gramaglia, Clark M. Kokich and Kevin M. Twomey were elected to the Board of Directors for three-year terms expiring at the 2013 Annual Meeting of Stockholders. The stockholders also approved the 2010 Executive Cash Incentive Plan of Acxiom Corporation and ratified the Board of Directors’ appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2011. The final voting results on these matters were as follows:

1. Election of Directors:
	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Name
Jerry D. Gramaglia	65,281,002	1,058,355	120,903	7,373,357
Clark M. Kokich	65,302,090	1,040,409	117,761	7,373,357
Kevin M. Twomey	65,219,549	1,117,978	122,733	7,373,357

2. Approval of the 2010 Executive Cash Incentive Plan of Acxiom
Votes For	Votes Against	Votes Abstained
70,970,932	2,805,071	57,614

3. Appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2011
Votes For	Votes Against	Votes Abstained
72,159,694	1,621,818	52,105

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2010, and June 30, 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010, and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010, and June 30, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  August 5, 2010

By:         /s/Christopher W. Wolf
(Signature)
Christopher W. Wolf
Chief Financial Officer
(principal financial and accounting officer)