Form 10-Q
period 2010-09-30
ACXIOM CORP
filed 2010-11-05
CIK 733269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 2, 2010 was 80,213,084.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2010

Part I.	Financial Information	Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	as of September 30, 2010 and March 31, 2010 (Unaudited)	4
	Condensed Consolidated Statements of Operations
	for the Three Months ended September 30, 2010 and 2009 (Unaudited)	5
	Condensed Consolidated Statements of Operations
	for the Six Months ended September 30, 2010 and 2009 (Unaudited)	6
	Condensed Consolidated Statement of Equity and Comprehensive Income
	for the Six Months ended September 30, 2010 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows
	for the Six Months ended September 30, 2010 and 2009 (Unaudited)	8-9
	Notes to Condensed Consolidated Financial Statements	10-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	33
Item 4.	Controls and Procedures	33

Part II.	Other Information
Item 1.	Legal Proceedings	34
Item 6.	Exhibits	34

Signature		35

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$199,384	$224,104
Trade accounts receivable, net	174,353	168,522
Deferred income taxes	11,885	11,874
Refundable income taxes	7,942	-
Other current assets	51,998	54,205
Total current assets	445,562	458,705
Property and equipment, net of accumulated depreciation and amortization	253,576	236,839
Software, net of accumulated amortization	34,821	38,845
Goodwill	488,160	470,261
Purchased software licenses, net of accumulated amortization	46,522	51,356
Deferred costs, net	82,465	68,914
Data acquisition costs, net	20,216	21,931
Other assets, net	16,300	16,569
	$1,387,622	$1,363,420
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$31,366	$42,106
Trade accounts payable	34,097	42,774
Accrued expenses
Payroll	34,272	36,517
Other	80,724	75,632
Deferred revenue	55,603	55,567
Income taxes	-	2,460
Total current liabilities	236,062	255,056
Long-term debt	450,452	458,629
Deferred income taxes	65,044	61,284
Other liabilities	13,367	9,954
Commitments and contingencies
Equity:
Common stock	11,729	11,662
Additional paid-in capital	826,142	814,929
Retained earnings	505,329	482,243
Accumulated other comprehensive income	8,248	4,167
Treasury stock, at cost	(738,601)	(738,601)
Total Acxiom stockholders' equity	612,847	574,400
Noncontrolling interest	9,850	4,097
Total equity	622,697	578,497
	$1,387,622	$1,363,420
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2010	2009
Revenue:
Services	$225,584	$210,213
Products	66,085	60,892
Total revenue	291,669	271,105
Operating costs and expenses:
Cost of revenue
Services	175,687	165,792
Products	48,320	46,129
Total cost of revenue	224,007	211,921
Selling, general and administrative	40,274	37,964
Gains, losses and other items, net	78	(27)
Total operating costs and expenses	264,359	249,858
Income from operations	27,310	21,247
Other income (expense):
Interest expense	(6,260)	(5,423)
Other, net	111	223
Total other expense	(6,149)	(5,200)
Earnings before income taxes	21,161	16,047
Income taxes	8,464	6,602
Net earnings	$12,697	$9,445
Less: Net loss attributable to noncontrolling interest	(584)	-
Net earnings attributable to Acxiom	$13,281	$9,445

Earnings per share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12

Earnings per share attributable to Acxiom stockholders:
Basic	$0.17	$0.12
Diluted	$0.16	$0.12
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2010	2009
Revenue:
Services	$436,240	$409,539
Products	125,824	117,547
Total revenue	562,064	527,086
Operating costs and expenses:
Cost of revenue
Services	340,337	325,368
Products	94,091	92,048
Total cost of revenue	434,428	417,416
Selling, general and administrative	78,229	75,607
Gains, losses and other items, net	21	320
Total operating costs and expenses	512,678	493,343
Income from operations	49,386	33,743
Other income (expense):
Interest expense	(12,158)	(10,928)
Other, net	(340)	105
Total other expense	(12,498)	(10,823)
Earnings before income taxes	36,888	22,920
Income taxes	14,755	9,281
Net earnings	$22,133	$13,639
Less: Net loss attributable to noncontrolling interest	(953)	-
Net earnings attributable to Acxiom	$23,086	$13,639

Earnings per share:
Basic	$0.28	$0.17
Diluted	$0.27	$0.17

Earnings per share attributable to Acxiom stockholders:
Basic	$0.29	$0.17
Diluted	$0.28	$0.17
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income	earnings	income	of shares	Amount	interest	equity
Balances at March 31, 2010	116,619,682	$11,662	$814,929		$482,243	$4,167	(37,154,236)	$(738,601)	$4,097	$578,497
Employee stock awards, benefit plans and other issuances	338,314	34	4,786	$-	-	-	-	-	-	4,820
Restricted stock units vested	330,415	33	(33)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	6,460	-	-	-	-	-	-	6,460
Purchase of GoDigital	-	-	-	-	-	-	-	-	6,573	6,573
Noncontrolling interest equity contribution	-	-	-	-	-	-	-	-	133	133
Comprehensive income:
Foreign currency translation	-	-	-	3,125	-	3,125	-	-	-	3,125
Unrealized gain on interest rate swap	-	-	-	956	-	956	-	-	-	956
Net earnings (loss)	-	-	-	23,086	23,086	-	-	-	(953)	22,133
Total comprehensive income				$27,167
Balances at September 30, 2010	117,288,411	$11,729	$826,142		$505,329	$8,248	(37,154,236)	$(738,601)	$9,850	$622,697

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2010	2009
Cash flows from operating activities:
Net earnings	$22,133	$13,639
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,706	81,742
Deferred income taxes	3,943	8,719
Non-cash share-based compensation expense	6,460	5,650
Changes in operating assets and liabilities:
Accounts receivable, net	(8,498)	(1,809)
Deferred costs	(22,621)	(3,344)
Other assets	(8,151)	3,461
Accounts payable and other liabilities	(7,982)	(25,098)
Deferred revenue	964	(6,091)
Net cash provided by operating activities	59,954	76,869
Cash flows from investing activities:
Capitalized software development costs	(2,567)	(4,815)
Capital expenditures	(30,486)	(21,893)
Payment received from investments	175	-
Data acquisition costs	(6,951)	(8,781)
Net cash paid in acquisitions	(12,927)	357
Net cash used in investing activities	(52,756)	(35,132)
Cash flows from financing activities:
Payments of debt	(36,567)	(55,125)
Sale of common stock	4,820	2,662
Acquisition of treasury stock	-	(307)
Proceeds from partner’s contributions	133	-
Net cash used in financing activities	(31,614)	(52,770)
Effect of exchange rate changes on cash	(304)	1,501
Net decrease in cash and cash equivalents	(24,720)	(9,532)
Cash and cash equivalents at beginning of period	224,104	177,166
Cash and cash equivalents at end of period	$199,384	$167,634

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2010	2009
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$11,676	$10,586
Income taxes	21,082	(4,260)
Payments on capital leases and installment payment arrangements	11,379	15,297
Payments on software and data license liabilities	1,057	5,718
Prepayments of debt	20,000	30,000
Other debt payments, excluding line of credit	4,131	4,110
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	17,650	10,387
Enterprise software licenses acquired under software obligations	-	611
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

As allowed, the Company has elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the quarter or the six months ended September 30, 2010.

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

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2010	2009	2010	2009
Basic earnings per share:
Numerator – net earnings	$12,697	$9,445	$22,133	$13,639
Denominator – weighted-average shares outstanding	80,046	78,915	79,894	78,791
Basic earnings per share	$0.16	$0.12	$0.28	$0.17
Diluted earnings per share:
Numerator – net earnings	$12,697	$9,445	$22,133	$13,639

Denominator:
Weighted-average shares outstanding	80,046	78,915	79,894	78,791
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,236	464	1,475	404
	81,282	79,379	81,369	79,195
Diluted earnings per share	$0.16	$0.12	$0.27	$0.17

Basic earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$13,281	$9,445	$23,086	$13,639
Denominator – weighted-average shares outstanding	80,046	78,915	79,894	78,791
Basic earnings per share attributable to Acxiom stockholders	$0.17	$0.12	$0.29	$0.17
Diluted earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$13,281	$9,445	$23,086	$13,639

Denominator:
Weighted-average shares outstanding	80,046	78,915	79,894	78,791
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,236	464	1,475	404
	81,282	79,379	81,369	79,195
Diluted earnings per share attributable to Acxiom stockholders	$0.16	$0.12	$0.28	$0.17

As of September 30, 2010, the Company had options and warrants outstanding providing for the purchase of approximately 11.5 million shares of common stock together with restricted stock units relating to 2.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2010	2009	2010	2009
Number of shares outstanding under options, warrants and restricted stock units	9,174	12,386	8,075	11,705
Range of exercise prices for options and warrants	$14.68-$75.55	$9.51-$268.55	$16.35-$75.55	$10.22-$268.55

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2010, there were a total of 4.8 million shares available for future grants under the plans.

The Company granted 254,133 stock options in the six months ended September 30, 2010.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2010 was $7.54.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.4%; expected option life of 5.6 years; expected volatility of 52% and a suboptimal exercise multiple of 1.9.

Option activity for the six months ended September 30, 2010 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2010	10,368,532	$20.33
Granted	254,133	$17.79
Exercised	(230,604)	$13.54		$596
Forfeited or cancelled	(274,016)	$23.02
Outstanding at September 30, 2010	10,118,045	$20.35	5.41	$12,033
Exercisable at September 30, 2010	8,659,213	$21.44	4.98	$7,540

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2011 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on September 30, 2010.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2010:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	579,573	8.16 years	$8.76	185,823	$8.44
$10.22 - $ 15.00	2,172,169	6.44 years	$12.39	1,647,763	$12.33
$15.10 - $ 19.82	2,542,669	5.55 years	$16.64	2,114,493	$16.60
$20.12 - $ 25.00	2,392,756	5.30 years	$22.94	2,317,756	$22.88
$25.44 - $ 29.30	1,382,515	4.00 years	$26.80	1,345,015	$26.78
$30.93 - $ 39.12	786,705	3.37 years	$35.70	786,705	$35.70
$40.50 - $ 75.55	261,658	3.86 years	$44.15	261,658	$44.15
	10,118,045	5.41 years	$20.35	8,659,213	$21.44

Total expense related to stock options for the six months ended September 30, 2010 and 2009 was approximately $1.4 million and $1.1 million respectively.  Future expense for these options is expected to be approximately $5.2 million over the next four years.

Restricted Stock Unit Activity
Non-vested restricted stock unit activity for the period ending September 30, 2010 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2010	2,495,641	$11.15	2.24
Granted	724,519	$19.34
Vested	(330,415)	$9.42
Forfeited or cancelled	(697,835)	$9.74
Outstanding at September 30, 2010	2,191,910	$14.01	2.10

During the six months ended September 30, 2010, the Company granted restricted stock units covering 724,519 shares of common stock with a value at the date of grant of $14.0 million.  Of the restricted stock units granted in the current period, 460,641 vest in equal annual increments over four years and 72,088 vest in one year.  The remaining 191,790 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Each recipient of the performance units may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2010 to March 29, 2013.  The value of the performance units is determined using a Monte Carlo simulation model.  Valuation of all other restricted stock units is equal to the quoted market price for the shares on the date of grant.  The expense related to restricted stock in the six months ended September 30, 2010 was $5.1 million.  The expense related to restricted stock in the six months ended September 30, 2009 was $3.8 million.  Future expense for restricted stock units is expected to be approximately $23.9 million over the next four years.

4.           ACQUISITIONS:

On July 1, 2010, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $11.7 million, not including amounts, if any, to be paid under an earnout agreement in which the Company may pay up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business has annual revenue of approximately $8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of the acquisition is not material.  The results of operations for GoDigital are included in the Company’s consolidated results beginning July 1, 2010.

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business (“XYZ”) operating in Australia and New Zealand.  The acquisition gives the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement under which the Company may pay up to an additional $0.6 million if the acquired business achieves a revenue target over the next two years.  The value of the earnout is estimated at $0.5 million.  The acquired business has annual revenue of less than $2 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

The following table shows the allocation of the purchase price for the above acquisitions to assets acquired and liabilities assumed (dollars in thousands):

	GoDigital	XYZ
Assets acquired:
Cash	$776	$547
Goodwill	13,687	1,446
Other intangible assets	6,500	779
Other current and noncurrent assets	1,178	184
	22,141	2,956
Accounts payable, accrued expenses and capital leases assumed	(232)	(120)
Net assets acquired	21,909	2,836
Less:
Cash acquired	(776)	(547)
Earnout liability	(3,611)	(532)
Non-controlling interest	(6,573)	-
Net cash paid	$10,949	$1,757

The purchase price allocation for GoDigital is provisional, pending completion of an analysis to determine the tax basis of certain assets and liabilities.  The Company expects to complete the analysis during the current fiscal year.  Any adjustments required to establish deferred tax assets or liabilities will result in adjustment to goodwill.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2010	March 31, 2010
Current portion of unbilled and notes receivable	$738	$907
Prepaid expenses	37,935	40,420
Non-trade receivables	1,739	1,188
Assets of non-qualified retirement plan	11,485	11,564
Other miscellaneous assets	101	126
Other current assets	$51,998	$54,205

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2010	March 31, 2010
Acquired intangible assets, net	$10,513	$9,721
Noncurrent portion of unbilled and notes receivable	476	1,873
Other miscellaneous noncurrent assets	5,311	4,975
Other assets	$16,300	$16,569

The acquired intangible assets noted above include customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.           GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is reviewed at least annually for impairment under a two-part test.  Impairment exists to the extent that the reporting unit’s recorded goodwill exceeds the residual fair value assigned to goodwill.  Any impairment that results from the completion of the two-part test is recorded as a charge to operations during the period in which the impairment test is completed.  Completion of the Company’s most recent annual impairment test during the quarter ended June 30, 2010 indicated that no impairment of its goodwill balances existed as of April 1, 2010.

The carrying amount of goodwill, by business segment, for the six months ended September 30, 2010 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2010	$348,084	$122,177	$470,261
Acquisitions	15,133	-	15,133
Purchase adjustments	(10)	-	(10)
Change in foreign currency translation adjustment	833	1,943	2,776
Balance at September 30, 2010	$364,040	$124,120	$488,160

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

The income approach involves projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used budget figures for the first year of the projection model, and then projected those figures out into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as a weighted-average cost of capital which a marketplace participant would use to value each unit.  These weighted-average costs of capital rates include a market risk, added to a risk-free rate of return, and a size premium that is specific to the components being tested.  The resulting cost of equity is then weighted-averaged with the after-tax cost of debt.

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

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2010	March 31, 2010
Term loan credit agreement	$404,000	$427,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	48,058	41,788
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	8,945	10,001
Other debt and long-term liabilities	20,815	21,946
Total long-term debt and capital leases	481,818	500,735
Less current installments	31,366	42,106
Long-term debt, excluding current installments	$450,452	$458,629

Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders have agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who did not agree to extend the maturity date became Tranche 1 Term Lenders.  Certain lenders also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who did not agree to extend the maturity date of the revolving loan commitment became Tranche 1 Revolving Lenders.  Of the $404 million balance of the term loan as of September 30, 2010, approximately $33.6 million is held by Tranche 1 Term Lenders and $370.4 million is held by Tranche 2 Term Lenders.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 1 of the term loan is payable in quarterly installments of approximately $0.2 million each, through September 30, 2011, followed by four quarterly installments of approximately $8.1 million each with the last payment due September 15, 2012.  Tranche 2 of the term loan is payable in quarterly installments of approximately $1.3 million each, through September 30, 2011, followed by thirteen quarterly installments of $1.5 million each with a final payment of approximately $345.9 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at September 30, 2010 or March 31, 2010.  In addition, there have been no revolving credit borrowings during any of the periods being reported.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at September 30, 2010 was 4.0%.  Outstanding letters of credit at September 30, 2010 were $0.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2010 was 0.5%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2010.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2010, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $2.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2010.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.0 million at September 30, 2010 and $6.3 million at March 31, 2010.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2010	2009	2010	2009
Revenue:
Information services	$225,584	$210,213	$436,240	$409,539
Information products	66,085	60,892	125,824	117,547
Total revenue	$291,669	$271,105	$562,064	$527,086

Income (loss) from operations:
Information services	$22,952	$19,971	$43,831	$35,809
Information products	4,436	1,249	5,576	(1,746)
Other	(78)	27	(21)	(320)
Income from operations	$27,310	$21,247	$49,386	$33,743

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2010 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2010	$2,870	$12,904	$15,774
Payments	(1,876)	(1,122)	(2,998)
Adjustments	(41)	34	(7)
Balance at September 30, 2010	$953	$11,816	$12,769

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

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe.  Of the amount accrued, $0.4 million remained accrued as of September 30, 2010.  These costs are expected to be paid out in fiscal 2011.

The lease accruals of $3.2 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2009, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2012.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2010 is $1.6 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated.  Of the $19.3 million accrued, $0.5 million remained accrued as of September 30, 2010.  These costs are expected to be paid out in fiscal 2011.

The lease accruals of $19.0 million were evaluated under the accounting standard which governs exit costs.  The remaining amount accrued at September 30, 2010 is $10.0 million.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.

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

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers.  The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act.  To date, a class has not been certified.  Among other things, the plaintiffs seek injunctive relief, statutory damages, and attorneys’ fees.  Acxiom has agreed to settle the case and the court approved the settlement on July 27, 2010.  The settlement has been appealed and the settlement will not be final until all appeals are exhausted or the time for appeal has run.   Acxiom has accrued $5.0 million for the settlement and ancillary costs to obtain final approval and has paid $2.5 million of this amount into an escrow fund established for the settlement, leaving a remaining accrual of $2.5 million.  Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.  Both Taylor cases were dismissed by the District Court and the dismissal was upheld on appeal on July 14, 2010.  The Plaintiffs are seeking review by the U.S. Supreme Court.

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data.  The Company maintains that the Company’s usage of data has been in compliance with the applicable law.  However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office.  During the year ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued.  As of September 30, 2010 the Company has a remaining accrual for this matter of $0.4 million.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 30 years of $155.6 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under its guarantee.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2010 the Company’s maximum potential future payments under this guarantee of third-party indebtedness was $1.4 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2011 is approximately 40%.

At September 30, 2010, the Company had $6.5 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $1.0 million. During the current fiscal year, it is reasonably possible that expiration of the statute of limitations will reduce unrecognized tax benefits related to certain tax credits by approximately $3.7 million.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2010, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$11,485	$-	$-	$11,485
Total assets	$11,485	$-	$-	$11,485

Liabilities:
Other current liabilities	$11,485	$-	$-	$11,485
Other liabilities	-	2,242	-	2,242
Total liabilities	$11,485	$2,242	$-	$13,727

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

As the Company completes the second quarter of fiscal 2011 the macro economic situation continues to be a challenge for management although there are signs of improvement.  The Company has experienced revenue growth since the low point in the first quarter of fiscal 2010 and expects continued revenue recovery in the near term.  During fiscal 2010, the Company focused on several initiatives to drive operating efficiency in information technology and client delivery functions.  Management expects these efficiencies to continue to provide opportunity for margin expansion as revenue recovers.

Highlights of the quarter ended September 30, 2010 are identified below.

•	Revenue of $291.7 million, an increase of 7.6% from $271.1 million in the same quarter a year ago.

•	Revenue increased $21.3 million, or 7.9% compared to the first quarter of this fiscal year.

•	Gross margin was 23.2% compared to 21.8% in the same quarter a year ago.

•	Income from operations was $27.3 million, an increase of 28.5% from $21.2 million in the same quarter last year.

•	Pre-tax earnings were $21.2 million, compared to $16.0 million in the same quarter of fiscal 2010.

•	Diluted earnings per share attributable to Acxiom stockholders were $0.16, an increase of 33% from $0.12 per share in the same quarter last year.

•	Operating cash flow for the quarter was $43.0 million.

•	The Company completed its acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (”Acxiom Brazil”), a Brazilian marketing services business.

•	The Company made term loan prepayments of $20.0 million.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2010.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or for the six-month period.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2010	2009	% Change	2010	2009	% Change
Revenue
Services	$225.6	$210.2	7%	$436.2	$409.5	7%
Products	66.1	60.9	9%	125.8	117.6	7%
	$291.7	$271.1	8%	$562.1	$527.1	7%
Total operating costs and expenses	264.4	249.9	(6)%	512.7	493.3	(4)%
Income from operations	$27.3	$21.2	29%	$49.4	$33.8	46%
Diluted earnings per share attributable to Acxiom stockholders	$0.16	$0.12	33%	$0.28	$0.17	65%

Revenue
Total revenue increased $20.6 million, or 7.6% to $291.7 million for the three months ended September 30, 2010 from $271.1 million for the comparable period in fiscal year 2010.

Services.
Services revenue for the quarter ended September 30, 2010 was $225.6 million.  This represents a $15.4 million increase or 7.3% compared to the same quarter last year.  On a geographic basis, International services increased $0.5 million while US services increased $14.9 million, or 7.9%.  International services also included $2.6 million of revenue related to the MENA and Acxiom Brazil acquisitions.  Excluding unfavorable exchange rate movements and acquisition revenue, International services actually decreased approximately $1.4 million in the quarter.  International services were negatively impacted by the loss of a couple of large services contracts in Europe during the last fiscal year.  All lines of business increased revenue quarter over quarter.  Revenue increases were most notably in Consulting with growth of 17.2% and Infrastructure Management with growth of 9.9%.  Infrastructure Management growth was due to signing several new contracts in the previous fiscal year.  Multi-channel Marketing Services and CDI Services were negatively impacted by the contract losses in Europe, but still showed growth of 2.5% and 3.1%, respectively,

Services revenue for the six months ended September 30, 2010 was $436.2 million.  This represents a $26.7 million increase or 6.5% compared to the same period last year.  On a geographic basis, International services decreased $0.9 million while US services increased $27.6 million, or 7.5%.  International services also included $4.1 million of revenue related to the MENA and Acxiom Brazil acquisitions.  Excluding unfavorable exchange rate movements and acquisition revenue, International services actually decreased approximately $3.8 million.  International services were negatively impacted by the loss of a couple of large services contracts in Europe during the last fiscal year.  Of the $22.6 million of organic Services growth, $20.7 million was related to Infrastructure Management.  By line of business, revenue increases in Consulting with growth of 24.3% and Infrastructure Management with growth of 16.0% were offset by a decrease in CDI Services of 3.1%.  Multi-channel Marketing Services was relatively flat for the six-month period.  Multi-channel Marketing Services and CDI Services were negatively impacted by the contract losses in Europe.

Products
Products revenue for the quarter ended September 30, 2010 was $66.1 million, which represents a $5.2 million increase, or 8.5%, compared to the same quarter last year.  International operations decreased $1.8 million during the quarter.  Unfavorable exchange rate movements accounted for approximately half of the decrease.  In the US, product revenue increased $7.0 million, or 15.4%.  Increased hiring trends resulted in Background screening revenue growth of approximately 25% in the quarter.  Consumer Insights revenue grew approximately 15% as most US markets had increases in project activity.

Products revenue for the six months ended September 30, 2010 was $125.8 million, which represents an $8.3 million increase, or 7.0%, compared to the same period last year.  International operations decreased $2.5 million during the period.  Unfavorable exchange rate movements accounted for $1.6 million of the decrease.  In the US, product revenue increased $10.8 million, or 12.4%.  Increased hiring trends resulted in Background screening revenue growth of approximately 25% for the period.  Consumer Insights revenue grew approximately 11% in the period as most US markets had increases in project activity.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2010	2009	% Change	2010	2009	% Change
Cost of revenue
Services	$175.7	$165.8	(6)%	$340.3	$325.4	(5)%
Products	48.3	46.1	(5)%	94.1	92.0	(2)%
Total cost of revenue	$224.0	$211.9	(6)%	$434.4	$417.4	(4)%
Selling, general and Administrative	40.3	38.0	(6)%	78.3	75.6	(4)%
Gains, losses and other items, net	0.1	-	-	-	0.3	-
Total operating costs and expenses	$264.4	$249.9	(6)%	$512.7	$493.3	(4)%

	For the quarter ended September 30		For the six months ended September 30
	2010	2009	2010	2009
Gross profit margin
Services	22.1%	21.1%	22.0%	20.6%
Products	26.9	24.2	25.2	21.7
Total gross profit margin	23.2%	21.8%	22.7%	20.8%
Operating profit margin	9.4%	7.8%	8.8%	6.4%

Cost of services revenue during the current quarter of $175.7 million represents an increase of $9.9 million, or 6.0%, compared to the same quarter a year ago.  Gross margin for services revenue increased from 21.1% to 22.1% for the quarter.  Cost of services revenue for the six months ended September 30, 2010 of $340.3 million represents an increase of $15.0 million, or 4.6% compared to the same period a year ago.  Gross margin for services revenue increased from 20.6% to 22.0% for the period.  After a year of declining margins, margins are increasing as revenue has stabilized and IT and delivery function efficiencies are realized.  Margin improvement has been negatively impacted by higher than expected migration costs on a large Infrastructure Management contract.  Margins were also negatively impacted by the lost contracts in Europe and the recent MENA and Acxiom Brazil acquisitions.

Cost of products revenue during the current quarter of $48.3 million represents an increase of $2.2 million, or 4.7%, compared to the same quarter a year ago.  Products revenue gross margins increased to 26.9% from 24.2% for the quarter.   Cost of products revenue for the six months ended September 30, 2010 of $94.1 million represents an increase of $2.0 million, or 2.2% compared to the same period a year ago.  Products revenue gross margins increased to 25.2% from 21.7% a year ago.   As with margins for services revenues, margins for products revenues are increasing as revenue has stabilized and IT and delivery function efficiencies are realized.  Additionally, margins have improved due to the fixed-cost nature of certain product costs of revenue.

Selling, general, and administrative expense was $40.3 million for the quarter ended September 30, 2010.  This represents a 6.1% increase compared to $38.0 million reported in the prior-year quarter.  As a percent of total revenue, these expenses are 13.8% compared to 14.0% a year ago.  Europe costs are lower than in the prior year due to cost reductions caused by lower revenues.  Some components of selling, general, and administrative expenses, such as sales commissions, are more variable than others and fluctuate as revenue and sales activity increases and decreases.  Other items contributing to increases in expense are higher levels of bonus funding and non-cash compensation and costs related to the global roll-out of accounting systems.  Selling, general, and administrative expenses were $78.2 million for the six months ended September 30, 2010 representing a $2.6 million increase from the prior-year period.  As a percent of total revenue, selling, general, and administrative expenses are 13.9% this year compared to 14.3% last year.  This decrease reflects the impact of cost savings initiatives, particularly in Europe as revenues have declined.  The primary reason for increases in expense are the higher levels of bonus funding and non-cash compensation.

Both the current and prior-year balance, on a quarter and year-to-date basis, of gains, losses and other items represents the true-up of restructuring accruals established in prior periods.  The Company evaluated all accruals and made adjustments if necessary.

Other Income (Expense)
Interest expense for the quarter ended September 30, 2010 was $6.3 million compared to $5.4 million a year ago.  During the quarter ended December 31, 2009 the Company amended its credit agreement to extend the maturity date on $375 million of the term loan by an additional 2.5 years, and to extend the maturity date on $120 million of the revolving credit agreement for an additional 2.5 years.  The maturity dates on the $75 million of the original term loan and the $80 million of the revolving credit agreement that were not extended remain on their original maturity schedules.  The LIBOR credit spread for the interest rate charged on the extended portion of the agreements increased 1.25%.  Although the average balance declined approximately $75 million, the average rate increased 105 basis points for the quarter, resulting in higher interest expense.  Interest expense for the six months ended September 30, 2010 was $12.2 million compared to $10.9 million a year ago.  Although the average term loan balance declined approximately $70 million, the average rate increased 95 basis points for the period, resulting in higher interest expense.  Interest expense on other debt has also increased due to increased lease financing of capital expenditures.

Other income was $0.1 million and $0.2 million in the current and prior-year quarters, respectively.  Other income (expense) was ($0.3) million and $0.1 million in the current and prior-year six-month periods, respectively.  Both in the current and prior-year quarter and six-month period, other income was comprised primarily of interest income on notes receivable and investment income.  Both years were negatively impacted by foreign currency translation losses on certain foreign cash accounts.

Income taxes
The anticipated effective tax rate for fiscal 2011 is approximately 40%.  This compares to prior-year rates of 41% for the same quarter and 40.5% for the year.  The current and prior-year rates both reflect the impact of losses in certain foreign jurisdictions.  The Company does not record the tax benefit of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2010 totaled $209.5 million compared to $203.6 million at March 31, 2010.  Total current assets decreased $13.1 million due to decreases in cash and cash equivalents of $24.7 million and other current assets of $2.2 million, offset by increases in trade accounts receivable of $5.8 million and refundable income taxes of $7.9 million.  Current liabilities decreased $19.0 million due to decreases in current installments of long-term debt of $10.7 million, trade accounts payable of $8.7 million, payroll accruals of $2.2 million, and income taxes of $2.5 million, offset by an increase in other accrued expenses of $5.1 million.  The Company made a $20 million pre-payment on its term loan and refinanced a construction loan resulting in a decrease to the current portion of long-term debt during the quarter ended September 30, 2010.

Accounts receivable days sales outstanding was 55 days at September 30, 2010 and was 53 days at March 31, 2010, and is calculated as follows (dollars in thousands):

	September 30, 2010	March 31, 2010
Numerator – trade accounts receivable, net	$174,353	$168,522
Denominator:
Quarter revenue	291,669	288,342
Number of days in quarter	92	90
Average daily revenue	$3,170	$3,204
Days sales outstanding	55	53

Net cash provided by operating activities for the six months ended September 30, 2010 was $60.0 million, down 22.0% from $76.9 million in the same period a year ago. This resulted from increases in net earnings of $8.5 million and changes in accounts receivable and deferred revenue, offset by a reduction in depreciation and amortization and deferred income taxes and changes in operating assets and liabilities.  Deferred costs increased by $19.3 million due to increased Infrastructure Management contract migration activity.

Investing activities used $52.8 million in cash in the current year.  This resulted from capitalization of data acquisition costs of $7.0 million and capitalization of software development costs of $2.6 million.  Capital expenditures were $30.5 million compared to $21.9 million in the same period last year.  The Company paid $12.9 million for the purchase of Acxiom Brazil, and a small acquisition in Australia.

Financing activities used $31.6 million in cash in the current year.  This included payments of debt of $36.6 million that was comprised of capital lease payments of $11.4 million, software license payments of $1.1 million, other debt payments of $4.1 million, and term loan prepayments of $20.0 million.  Financing activities also include $4.8 million in proceeds from the sale of common stock.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $17.7 million in the six months ended September 30, 2010, compared to $10.4 million in the prior year.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
Effective September 15, 2006, the Company entered into an amended and restated credit agreement allowing (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders have agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who did not agree to extend the maturity date became Tranche 1 Term Lenders.  Certain lenders also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who did not agree to extend the maturity date of the revolving loan commitment became Tranche 1 Revolving Lenders.  Of the $404 million balance of the term loan as of September 30, 2010, approximately $33.6 million is held by Tranche 1 Term Lenders and $370.4 million is held by Tranche 2 Term Lenders.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 1 of the term loan is payable in quarterly installments of approximately $0.2 million each, through September 30, 2011, followed by four quarterly installments of approximately $8.1 million each with the last payment due September 15, 2012.  Tranche 2 of the term loan is payable in quarterly installments of approximately $1.3 million each, through September 30, 2011, followed by thirteen quarterly installments of $1.5 million each with a final payment of approximately $345.9 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at September 30, 2010 or March 31, 2010.  In addition, there have been no revolving credit borrowings during any of the periods being reported.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at September 30, 2010 was 4.0%.  Outstanding letters of credit at September 30, 2010 were $0.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2010 the Company’s aggregate maximum potential future payments under these guarantees of third-party indebtedness were $1.4 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $0.5 million at September 30, 2010.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2010 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $6.5 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $2.2 million as the Company is not able to predict the periods in which these payments will be made. The column for 2011 represents the six months ending March 31, 2011.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$3,000	$22,296	$22,296	$6,000	$350,408	$-	$404,000
Capital lease and installment payment obligations	10,205	14,893	10,661	2,596	747	8,956	48,058
Software license liabilities	4,259	2,918	1,768	-	-	-	8,945
Other long-term debt	1,455	2,637	2,689	1,608	5,680	6,746	20,815
Total long-term obligations	18,919	42,744	37,414	10,204	356,835	15,702	481,818
Operating lease payments	16,455	22,728	19,560	16,869	13,557	66,397	155,566
Total contractual cash obligations	$35,374	$65,472	$56,974	$27,073	$370,392	$82,099	$637,384

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Total purchase commitments	$59,168	$37,269	$22,279	$11,166	$11,166	$9,634	$150,682

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2011 of $12.2 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2010 (dollars in thousands):

Guarantee on certain partnership and other loans	1,411
Outstanding letters of credit	506

The total amount of partnership and other loans of which the Company guarantees the portion noted in the above table is $5.6 million as of September 30, 2010.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  In some cases, the Company also sells software and hardware to clients.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company may access available borrowing capacity under its revolving credit agreement, issue debt, equity or hybrid securities, or take a combination of these actions or other actions.  However, no assurance can be given that the Company would be able to obtain funding through the issuance of debt, equity or hybrid securities at terms favorable to the Company, or that the desired funding would be available.

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

As allowed, the Company has elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the quarter or the six months ended September 30, 2010.

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

The income approach involves projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used preliminary budget figures for the first year of the projection model, and then projected those figures out into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as a weighted-average cost of capital which a marketplace participant would use to value each unit.  These weighted-average costs of capital rates include a market risk, added to a risk-free rate of return, and a size premium that is specific to the components being tested.  The resulting cost of equity is then weighted-averaged with the after-tax cost of debt.

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

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we will not be able to properly motivate our sales force or other associates;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its variable interest debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2010 and March 31, 2010, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of September 30, 2010 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010 our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2010, and September 30, 2009, (ii) Condensed Consolidated Statements of Income for the six months ended September 30, 2010, and September 30, 2009 (iii) Condensed Consolidated Balance Sheets at September 30, 2010, and March 31, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010, and September 30, 2009, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  November 5, 2010

By:         /s/Christopher W. Wolf
(Signature)
Christopher W. Wolf
Chief Financial Officer
(principal financial and accounting officer)