Form 10-Q
period 2010-12-31
ACXIOM CORP
filed 2011-02-04
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 1, 2011 was 80,346,320.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2010

Part I. Financial Information	Page No.
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of December 31, 2010 and March 31, 2010 (Unaudited)	4
Condensed Consolidated Statements of Operations
for the Three Months ended December 31, 2010 and 2009 (Unaudited)	5
Condensed Consolidated Statements of Operations
for the Nine Months ended December 31, 2010 and 2009 (Unaudited)	6
Condensed Consolidated Statement of Equity and Comprehensive Income
for the Nine Months ended December 31, 2010 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows
for the Nine Months ended December 31, 2010 and 2009 (Unaudited)	8-9
Notes to Condensed Consolidated Financial Statements	10-22
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23-33
Item 3. Quantitative and Qualitative Disclosure about Market Risk	34
Item 4. Controls and Procedures	34
Part II. Other Information
Item 1. Legal Proceedings	35
Item 6. Exhibits	35

Signature	36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$203,936	$224,104
Trade accounts receivable, net	171,695	168,522
Deferred income taxes	11,863	11,874
Refundable income taxes	2,071	-
Other current assets	55,468	54,205
Total current assets	445,033	458,705
Property and equipment, net of accumulated depreciation and amortization	258,702	236,839
Software, net of accumulated amortization	31,018	38,845
Goodwill	488,381	470,261
Purchased software licenses, net of accumulated amortization	43,077	51,356
Deferred costs, net	85,792	68,914
Data acquisition costs, net	19,820	21,931
Other assets, net	14,429	16,569
	$1,386,252	$1,363,420
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$30,764	$42,106
Trade accounts payable	43,757	42,774
Accrued expenses
Payroll	32,485	36,517
Other	69,786	75,632
Deferred revenue	66,441	55,567
Income taxes	-	2,460
Total current liabilities	243,233	255,056
Long-term debt	414,307	458,629
Deferred income taxes	69,174	61,284
Other liabilities	8,834	9,954
Commitments and contingencies
Equity:
Common stock	11,746	11,662
Additional paid-in capital	832,065	814,929
Retained earnings	526,152	482,243
Accumulated other comprehensive income	9,554	4,167
Treasury stock, at cost	(738,601)	(738,601)
Total Acxiom stockholders' equity	640,916	574,400
Noncontrolling interest	9,788	4,097
Total equity	650,704	578,497
	$1,386,252	$1,363,420
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2010	2009
Revenue:
Services	$232,798	$218,340
Products	66,312	65,467
Total revenue	299,110	283,807
Operating costs and expenses:
Cost of revenue
Services	178,586	163,206
Products	48,258	46,727
Total cost of revenue	226,844	209,933
Selling, general and administrative	41,331	43,477
Gains, losses and other items, net	(3,640)	538
Total operating costs and expenses	264,535	253,948
Income from operations	34,575	29,859
Other income (expense):
Interest expense	(6,006)	(5,687)
Other, net	(299)	198
Total other expense	(6,305)	(5,489)
Earnings before income taxes	28,270	24,370
Income taxes	7,856	10,212
Net earnings	$20,414	$14,158
Less: Net loss attributable to noncontrolling interest	(409)	(104)
Net earnings attributable to Acxiom	$20,823	$14,262

Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

Earnings per share attributable to Acxiom stockholders:
Basic	$0.26	$0.18
Diluted	$0.25	$0.18

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2010	2009
Revenue:
Services	$669,038	$627,879
Products	192,136	183,014
Total revenue	861,174	810,893
Operating costs and expenses:
Cost of revenue
Services	518,923	488,574
Products	142,349	138,775
Total cost of revenue	661,272	627,349
Selling, general and administrative	119,560	119,084
Gains, losses and other items, net	(3,619)	858
Total operating costs and expenses	777,213	747,291
Income from operations	83,961	63,602
Other income (expense):
Interest expense	(18,164)	(16,615)
Other, net	(639)	303
Total other expense	(18,803)	(16,312)
Earnings before income taxes	65,158	47,290
Income taxes	22,611	19,493
Net earnings	$42,547	$27,797
Less: Net loss attributable to noncontrolling interest	(1,362)	(104)
Net earnings attributable to Acxiom	$43,909	$27,901

Earnings per share:
Basic	$0.53	$0.35
Diluted	$0.52	$0.35

Earnings per share attributable to Acxiom stockholders:
Basic	$0.55	$0.35
Diluted	$0.54	$0.35

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2010
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income	earnings	income	of shares	Amount	interest	equity
Balances at March 31, 2010	116,619,682	$11,662	$814,929		$482,243	$4,167	(37,154,236)	$(738,601)	$4,097	$578,497
Employee stock awards, benefit plans and other issuances	501,147	50	7,273	$-	-	-	-	-	-	7,323
Restricted stock units vested	335,665	34	(34)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	9,897	-	-	-	-	-	-	9,897
Purchase of GoDigital	-	-	-	-	-	-	-	-	6,573	6,573
Noncontrolling interest equity contribution	-	-	-	-	-	-	-	-	480	480
Comprehensive income:
Foreign currency translation	-	-	-	3,741	-	3,741	-	-	-	3,741
Unrealized gain on interest rate swap	-	-	-	1,646	-	1,646	-	-	-	1,646
Net earnings (loss)	-	-	-	43,909	43,909	-	-	-	(1,362)	42,547
Total comprehensive income				$49,296
Balances at December 31, 2010	117,456,494	$11,746	$832,065		$526,152	$9,554	(37,154,236)	$(738,601)	$9,788	$650,704

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2010	2009
Cash flows from operating activities:
Net earnings	$42,547	$27,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	108,586	124,912
Loss (gain) on disposal or impairment of assets, net	(272)	410
Deferred income taxes	4,245	23,100
Non-cash share-based compensation expense	9,897	8,288
Changes in operating assets and liabilities:
Accounts receivable, net	(7,913)	5
Other assets	(4,590)	11,913
Deferred costs	(28,407)	(15,381)
Accounts payable and other liabilities	(11,653)	(31,214)
Deferred revenue	11,744	1,548
Net cash provided by operating activities	124,184	151,378
Cash flows from investing activities:
Capitalized software development costs	(3,592)	(6,661)
Capital expenditures	(46,808)	(31,372)
Payments received (paid) for investments	175	(1,000)
Sale of assets	-	1,058
Data acquisition costs	(10,716)	(14,231)
Net cash paid in acquisitions	(12,927)	(3,428)
Net cash used in investing activities	(73,868)	(55,634)
Cash flows from financing activities:
Payments of debt	(78,089)	(72,442)
Fees for debt refinancing	-	(4,563)
Sale of common stock	7,323	3,014
Acquisition of treasury stock	-	(307)
Noncontrolling interests equity contributions	480	457
Net cash used in financing activities	(70,286)	(73,841)
Effect of exchange rate changes on cash	(198)	1,513
Net change in cash and cash equivalents	(20,168)	23,416
Cash and cash equivalents at beginning of period	224,104	177,166
Cash and cash equivalents at end of period	$203,936	$200,582

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2010	2009
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$17,728	$16,807
Income taxes	22,995	(8,450)
Payments on capital leases and installment payment arrangements	17,105	22,607
Payments on software and data license liabilities	1,177	6,134
Prepayments of debt	53,533	37,500
Other debt payments, excluding line of credit	6,274	6,201
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	22,429	18,247
Enterprise software licenses acquired under software obligations	-	611
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

As allowed, the Company has elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the quarter or the nine months ended December 31, 2010.

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

Sales of third-party software, hardware and certain other equipment are recognized when delivered.  If such sales are part of a multiple-element arrangement, they are recognized as a separate element unless collection of the sales price is dependent upon delivery of other products or services.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis.  All of the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

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

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2010	2009	2010	2009
Basic earnings per share:
Numerator – net earnings	$20,414	$14,158	$42,547	$27,797
Denominator – weighted-average shares outstanding	80,233	79,068	80,007	78,883
Basic earnings per share	$0.25	$0.18	$0.53	$0.35
Diluted earnings per share:
Numerator – net earnings	$20,414	$14,158	$42,547	$27,797

Denominator:
Weighted-average shares outstanding	80,233	79,068	80,007	78,883
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,865	802	1,606	537
	82,098	79,870	81,613	79,420
Diluted earnings per share	$0.25	$0.18	$0.52	$0.35

Basic earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$20,823	$14,262	$43,909	$27,901
Denominator – weighted-average shares outstanding	80,233	79,068	80,007	78,883
Basic earnings per share attributable to Acxiom stockholders	$0.26	$0.18	$0.55	$0.35
Diluted earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$20,823	$14,262	$43,909	$27,901

Denominator:
Weighted-average shares outstanding	80,233	79,068	80,007	78,883
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,865	802	1,606	537
	82,098	79,870	81,613	79,420
Diluted earnings per share attributable to Acxiom stockholders	$0.25	$0.18	$0.54	$0.35

As of December 31, 2010, the Company had options and warrants outstanding providing for the purchase of approximately 11.3 million shares of common stock together with restricted stock units relating to 2.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2010	2009	2010	2009
Number of shares outstanding under options, warrants and restricted stock units	5,647	10,336	5,969	11,247
Range of exercise prices for options and warrants	$17.76-$62.06	$11.87-$268.55	$16.71-$75.55	$11.50-$268.55

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2010, there were a total of 4.9 million shares available for future grants under the plans.

The Company granted 254,133 stock options in the nine months ended December 31, 2010.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2010 was $7.54.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.4%; expected option life of 5.6 years; expected volatility of 52% and a suboptimal exercise multiple of 1.9.

Option activity for the nine months ended December 31, 2010 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2010	10,368,532	$20.33
Granted	254,133	$17.79
Exercised	(315,785)	$13.63		$1,130
Forfeited or cancelled	(347,390)	$23.40
Outstanding at December 31, 2010	9,959,490	$20.37	5.22	$17,000
Exercisable at December 31, 2010	8,624,408	$21.43	4.81	$11,239

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2011 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on December 31, 2010.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2010:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	570,495	8.02 years	$8.76	179,245	$8.43
$10.22 - $ 15.00	2,134,461	6.25 years	$12.38	1,610,055	$12.32
$15.10 - $ 19.82	2,500,275	5.36 years	$16.65	2,168,349	$16.57
$20.12 - $ 25.00	2,343,651	5.15 years	$22.95	2,293,651	$22.90
$25.98 - $ 29.30	1,370,845	3.78 years	$26.80	1,333,345	$26.78
$30.93 - $ 39.12	780,889	3.14 years	$35.70	780,889	$35.70
$40.50 - $ 62.06	258,874	3.64 years	$44.15	258,874	$44.15
	9,959,490	5.22 years	$20.37	8,624,408	$21.43

Total expense related to stock options for the nine months ended December 31, 2010 and 2009 was approximately $2.1 million and $1.8 million respectively.  Future expense for these options is expected to be approximately $4.5 million over the next four years.

Restricted Stock Unit Activity
Non-vested restricted stock unit activity for the period ending December 31, 2010 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2010	2,495,641	$11.15	2.24
Granted	731,519	$19.32
Vested	(335,665)	$9.45
Forfeited or cancelled	(703,460)	$9.75
Outstanding at December 31, 2010	2,188,035	$14.04	1.86

During the nine months ended December 31, 2010, the Company granted restricted stock units covering 731,519 shares of common stock with a value at the date of grant of $14.1 million.  Of the restricted stock units granted in the current period, 467,641 vest in equal annual increments over four years and 72,088 vest in one year.  The remaining 191,790 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Each recipient of the performance units may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2010 to March 29, 2013.  The value of the performance units is determined using a Monte Carlo simulation model.  Valuation of all other restricted stock units is equal to the quoted market price for the shares on the date of grant.  The expense related to restricted stock in the nine months ended December 31, 2010 was $7.8 million.  The expense related to restricted stock in the nine months ended December 31, 2009 was $5.8 million.  Future expense for restricted stock units is expected to be approximately $21.3 million over the next four years.

4.           ACQUISITIONS:

On July 1, 2010, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $10.9 million, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement in which the Company may pay up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business has annual revenue of approximately $8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of the acquisition is not material.  The results of operations for GoDigital are included in the Company’s consolidated results beginning July 1, 2010.

The value of the earnout was originally estimated at $3.6 million.  During the current fiscal period, the Company has estimated the value of the earnout to have decreased by $0.4 million and has recorded the adjustment in gains, losses and other items, net on the consolidated statement of operations.  The value of the earnout liability will continue to be adjusted to its estimated value until the completion of the earnout period.

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business (“XYZ”) operating in Australia and New Zealand.  The acquisition gives the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement in which the Company may pay up to an additional $0.6 million if the acquired business achieves a revenue target over the next two years.  The value of the earnout is estimated at $0.5 million.  The acquired business has annual revenue of less than $2 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

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

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2010	March 31, 2010
Current portion of unbilled and notes receivable	$738	$907
Prepaid expenses	40,448	40,420
Non-trade receivables	1,691	1,188
Assets of non-qualified retirement plan	12,474	11,564
Other miscellaneous assets	117	126
Other current assets	$55,468	$54,205

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2010	March 31, 2010
Acquired intangible assets, net	$9,427	$9,721
Noncurrent portion of unbilled and notes receivable	259	1,873
Other miscellaneous noncurrent assets	4,743	4,975
Other assets	$14,429	$16,569

The acquired intangible assets noted above represent customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

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

The carrying amount of goodwill, by business segment, for the nine months ended December 31, 2010 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2010	$348,084	$122,177	$470,261
Acquisitions	15,133	-	15,133
Purchase adjustments	(10)	-	(10)
Change in foreign currency translation adjustment	899	2,098	2,997
Balance at December 31, 2010	$364,106	$124,275	$488,381

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

Each of the components tested had fair values in excess of the carrying value of the unit, indicating no impairment.  All of the components had a significant excess fair value, except for the International Products component, for which the excess fair value was 12%.  Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, an increase in discount rates demanded by the market could lead to a valuation reduction under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  And finally, if there is a general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31, 2010	March 31, 2010
Term loan credit agreement	$368,967	$427,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	47,115	41,788
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	8,824	10,001
Other debt and long-term liabilities	20,165	21,946
Total long-term debt and capital leases	445,071	500,735
Less current installments	30,764	42,106
Long-term debt, excluding current installments	$414,307	$458,629

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who did not agree to extend the maturity date became Tranche 1 Term Lenders.  Certain lenders also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who did not agree to extend the maturity date of the revolving loan commitment became Tranche 1 Revolving Lenders.  Of the $369 million balance of the term loan as of December 31, 2010, all of the balance is held by Tranche 2 Term Lenders.  The remaining Tranche 1 term loan balance was prepaid in full during the current quarter.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 2 of the term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $345.0 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at December 31, 2010 or March 31, 2010.  In addition, there have been no revolving credit borrowings during any of the periods being reported.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at December 31, 2010 was 4.1%.  Outstanding letters of credit at December 31, 2010 were $0.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2010 was 0.3%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2010.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2010, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.6 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2010.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.1 million at December 31, 2010 and $6.3 million at March 31, 2010.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2010	2009	2010	2009
Revenue:
Information services	$232,798	$218,340	$669,038	$627,879
Information products	66,312	65,467	192,136	183,014
Total revenue	$299,110	$283,807	$861,174	$810,893

Income (loss) from operations:
Information services	$26,390	$27,565	$70,221	$63,374
Information products	4,545	2,832	10,121	1,086
Other	3,640	(538)	3,619	(858)
Income from operations	$34,575	$29,859	$83,961	$63,602

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2010 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2010	$2,870	$12,904	$15,774
Payments	(2,194)	(1,754)	(3,948)
Charges and adjustments	165	(1,402)	(1,237)
Balance at December 31, 2010	$841	$9,748	$10,589

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

The associate-related payments of $12.4 million relate to the termination of associates in the United States and Europe.  Of the amount accrued, $0.1 million remained accrued as of December 31, 2010.  These costs are expected to be paid out in fiscal 2011.

The lease accruals of $3.2 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2009, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2012.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2010 is $1.3 million.

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

The associate-related payments of $19.3 million relate to associates in the United States and Europe who either have been terminated or are to be terminated.  Of the $19.3 million accrued, $0.2 million remained accrued as of December 31, 2010.  These costs are expected to be paid out in fiscal 2011.

The lease accruals of $19.0 million were evaluated under the accounting standard which governs exit costs.  The remaining amount accrued at December 31, 2010 is $8.4 million.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Due to a recently entered sublease, the lease accrual was reduced $1.3 million in the current fiscal year.

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

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2010	2009	2010	2009
Gain on disposition of operations in France	-	(442)	-	(442)
Legal contingency	(2,125)	-	(2,125)	-
Restructuring plan charges and adjustments	(1,081)	(5)	(1,069)	230
Earnout liability adjustment	(434)	-	(434)	-
Other	-	985	9	1,070
	$(3,640)	$538	$(3,619)	$858

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

Richard Fresco, et al. v. R.L. Polk and Company and Acxiom Corporation, (U.S. Dist. Court, S.D. Florida, 07-60695) formerly, Linda Brooks and Richard Fresco v. Auto Data Direct, Inc., et al., (U.S. Dist. Court, S.D. Florida, 03-61063) is a putative class action lawsuit, removed to federal court in May 2003, filed against Acxiom and several other information providers.  The plaintiffs allege that the defendants obtained and used drivers’ license data in violation of the federal Drivers Privacy Protection Act.  Among other things, the plaintiffs sought injunctive relief, statutory damages, and attorneys’ fees.  Acxiom has agreed to settle the case and the court approved the settlement on July 27, 2010.  The settlement became effective January 18, 2011. Acxiom accrued $5.0 million for the settlement and ancillary costs to obtain final approval and previously paid $2.5 million of this amount into an escrow fund established for the settlement, and paid approximately $0.4 million in ancillary costs.  The remaining accrual of $2.1 million was reversed in the quarter ended December 31, 2010, in gains, losses and other items, net.  Two companion cases, Sharon Taylor, et al., v. Acxiom, et al., (U.S. District Court, E.D. Texas, 207CV001) and Sharon Taylor, et al. v. Biometric Access Company, et al., (U.S. District Court, E.D. Texas, 2:07-CV-00018), were filed in January 2007.  Both Taylor cases were dismissed by the District Court and the dismissal was upheld on appeal on July 14, 2010.  The Plaintiffs sought review by the U.S. Supreme Court, which declined to consider the matter on January 10, 2011, bringing both to final resolution.

The Company is involved in a number of actions with the Data Protection Authority of Spain, involving alleged improper usage of individuals’ data.  The Company maintains that the Company’s usage of data has been in compliance with the applicable law.  However, upon advice of counsel and after review of the pending claims, the Company accrued $3.9 million as part of the cost of closure of the Spain office.  During the year ended March 31, 2008, the Company reversed $2.4 million of the accrual as some of the claims had been settled for less than the Company originally accrued.  As of December 31, 2010 the Company has a remaining accrual for this matter of $0.5 million.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 30 years of $145.4 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At December 31, 2010 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.4 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2011 is approximately 40% to 41%, before consideration of the adjustment noted below.

At December 31, 2010, the Company had $2.9 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.4 million. During the quarter ended December 31, 2010, the Company recognized approximately $3.5 million of previously unrecognized tax benefits related to certain tax credits due to the expiration of the related statute of limitations.  The effect was to reduce tax expense for both the quarter and nine months ended December 31, 2010.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2010, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,474	$-	$-	$12,474
Total assets	$12,474	$-	$-	$12,474

Liabilities:
Other current liabilities	$12,474	$-	$-	$12,474
Other liabilities	-	1,552	-	1,552
Total liabilities	$12,474	$1,552	$-	$14,026

PART I.  FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom is a recognized leader in marketing services and technology that enable marketers to successfully manage audiences, personalize consumer experiences and create profitable customer relationships.  Our superior industry-focused, consultative approach combines consumer data and analytics, databases, data integration and consulting solutions for personalized, multichannel marketing strategies.  Acxiom leverages over 40 years of experience of data management to deliver high-performance, highly secure, reliable information management services.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA and serves clients around the world from locations in the United States, Europe, South America, Asia-Pacific and the Middle East.

As the Company completes the third quarter of fiscal 2011 the macro economic situation continues to be a challenge for management although there are signs of improvement.  The Company has experienced revenue growth since the low point in the first quarter of fiscal 2010 and expects continued revenue recovery in the near term.  During fiscal 2010, the Company focused on several initiatives to drive operating efficiency in information technology and client delivery functions.  Management expects these efficiencies to continue to provide opportunity for margin expansion as revenue recovers.

Highlights of the quarter ended December 31, 2010 are identified below.

•	Revenue increased by 5.4% to $299.1 million compared to $283.8 million for the quarter ended December 31, 2009.

•	Income from operations of $34.6 million compared to $29.9 million in the third quarter of the prior year. The quarter included $3.6 million of unusual gain items, described below.

•	Pre-tax earnings were $28.3 million, compared to $24.4 million in the same quarter of fiscal 2010.

•	Earnings per diluted share attributable to Acxiom stockholders of $0.25 compared to $0.18 in the third quarter of fiscal 2010.

•
The Company recorded adjustments primarily to restructuring and legal accruals totaling $3.6 million recorded in gains, losses and other items, net. In addition, the Company reduced a reserve for unrecognized tax benefits by approximately $3.5 million due to the expiration of the related statute of limitations. These two items combined increased earnings per share attributable to Acxiom shareholders by 6 cents.

•	Operating cash flow of $64.2 million, compared to $74.5 million in the third quarter a year ago.

•	The Company made term loan prepayments of $33.5 million.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2010.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter or for the nine-month period.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
	For the quarter ended December 31			For the nine months ended December 31
	2010	2009	% Change	2010	2009	% Change
Revenue
Services	$232.8	$218.3	7%	$669.0	$627.9	7%
Products	66.3	65.5	1%	192.2	183.0	5%
	$299.1	$283.8	5%	$861.2	$810.9	6%
Total operating costs and expenses	264.5	253.9	(4)%	777.2	747.3	(4)%
Income from operations	$34.6	$29.9	16%	$84.0	$63.6	32%
Diluted earnings per share attributable to Acxiom stockholders	$0.25	$0.18	39%	$0.54	$0.35	54%

Revenue
Total revenue increased $15.3 million, or 5.4% to $299.1 million for the three months ended December 31, 2010 from $283.8 million for the comparable period in fiscal year 2010.  For the nine months ended December 31, 2010, total revenue was $861.2 million which was a $50.3 million, or 6.2% increase from the same period last year.

Services
Services revenue for the quarter ended December 31, 2010 was $232.8 million, representing a $14.5 million increase or 6.6% increase from the same quarter a year ago.  Excluding unfavorable exchange rate movements and acquisition-related revenue, Services revenue increased 4.6%.  On a geographic basis, International services increased $6.5 million, or 30.0%, while US services increased $8.0 million, or 4.1%.  International services included $4.0 million of incremental revenue related to the MENA and Acxiom Brazil acquisitions.  Excluding unfavorable exchange rate movements and acquisition-related revenue, International services increased approximately $2.8 million in the quarter which represents greater than 10% growth.  Australia and China services volume growth accounted for most of this growth.  Europe services were negatively impacted by the loss of a couple of large services contracts in Europe during the last fiscal year, however growth from the UK 2Touch operation mitigated these reductions.  US growth reflects new IT Services contracts signed over the last year.  By line of business, growth was most notable in Consulting of $1.6 million or 16.9%, Multi-channel Marketing Services of $7.2 million or 8.3%, and Infrastructure Management of $4.7 million or 6.2%.  CDI Services were negatively impacted by contract losses in Europe and the US, and declined $5.4 million or 13.9%.

Services revenue for the nine months ended December 31, 2010 was $669.0 million.  This represents a $41.2 million increase, or 6.6% over the prior year same period.  On a geographic basis, International services increased $5.6 million, or 8.7%, while US services increased $35.6 million, or 6.3%.  International services growth included $8.1 million of incremental revenue related to the MENA and Acxiom Brazil acquisitions.  Excluding unfavorable exchange rate movements and acquisition-related revenue, International services decreased approximately $1.0 million.  International services were negatively impacted by the loss of a couple of large services contracts in Europe during the last fiscal year.  Strong results in Australia and China mitigated the declines in Europe.  New IT Services contracts signed over the last year contributed to the US growth.  Of the $33.1 million of organic Services growth, $25.3 million was related to Infrastructure Management.  By line of business, revenue increases in Multi-channel Marketing Services of $7.0 million or 2.7%, Consulting of $5.6 million or 21.7%, and Infrastructure Management of $25.3 million or 12.4% were offset by a decrease in CDI Services of $7.8 million or 6.7%.  CDI Services were negatively impacted by the contract losses in Europe and the US.

Products
Products revenue for the quarter ended December 31, 2010 was $66.3 million, representing a $0.8 million or 1.3% increase from the same quarter a year ago.  International products revenue decreased $1.5 million or 7.4% during the quarter.  Excluding unfavorable exchange rate movements, International products revenue declined slightly.  In the US, product revenue increased $2.3 million, or 5.0%.  Due to increasing hiring trends, Background screening revenue increased 35% in the quarter.  Other US product revenue was down slightly.  Consumer Insight revenue was impacted by a lost contract and a decline in project revenue from a few large customers.

Products revenue for the nine months ended December 31, 2010 was $192.2 million, which represents a $9.1 million increase, or 5.0%, compared to the same period last year.  International products revenue decreased $4.0 million or 8.0% during the period.  Unfavorable exchange rate movements accounted for $2.7 million of the decrease.  In the US, product revenue increased $13.1 million, or 9.9%.  Background screening revenue was up 29% for the period.  Consumer Insights revenue grew approximately 6% in the period due to higher project activity in the Insurance and Manufacturing and Distribution US markets.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):
	For the quarter ended December 31			For the nine months ended December 31
	2010	2009	% Change	2010	2009	% Change
Cost of revenue
Services	$178.6	$163.2	(9)%	$518.9	$488.5	(6)%
Products	48.2	46.7	(3)%	142.4	138.8	(3)%
Total cost of revenue	$226.8	$209.9	(8)%	$661.3	$627.3	(5)%
Selling, general and Administrative	41.3	43.5	5%	119.5	119.1	-
Gains, losses and other items, net	(3.6)	0.5	-	(3.6)	0.9	-
Total operating costs and expenses	$264.5	$253.9	(4)%	$777.2	$747.3	(4)%

	For the quarter ended December 31		For the nine months ended December 31
	2010	2009	2010	2009
Gross profit margin
Services	23.3%	25.3%	22.4%	22.2%
Products	27.2	28.6	25.9	24.2
Total gross profit margin	24.2%	26.0%	23.2%	22.6%
Operating profit margin	11.6%	10.5%	9.7%	7.8%

Cost of services revenue during the current quarter of $178.6 million represents an increase of $15.4 million, or 9.4%, compared to the same quarter a year ago.  Gross margin for services revenue decreased from 25.3% to 23.3% for the quarter.  Margin was impacted by higher migration costs on a large Infrastructure Management contract.  Cost of services revenue for the nine months ended December 31, 2010 of $518.9 million represents an increase of $30.3 million, or 6.2% compared to the same period a year ago.  Gross margin for services revenue increased from 22.2% to 22.4% for the period.  Margins for services are increasing as revenue has stabilized and IT and Delivery function efficiencies are realized.  Margin improvement for these periods, however, has been impacted by higher-than-expected costs during the migration phase of a large Infrastructure Management contract.  The year-to-date impact was approximately $10.0 million.  This contract migration is now completed.  Margins for services for these periods were also negatively impacted by the lost contracts in Europe and low gross margins on recently acquired operations.

Cost of products revenue during the current quarter of $48.2 million represents an increase of $1.5 million, or 3.3%, compared to the same quarter a year ago.  Products revenue gross margins decreased to 27.2% from 28.6% a year ago due to declining margins on Consumer Insight Products.   Cost of products revenue for the nine months ended December 31, 2010 of $142.4 million represents an increase of $3.6 million, or 2.6% compared to the same period a year ago.  Products revenue gross margins increased for the nine-month period to 25.9% from 24.2% a year ago.   As with margins for services revenues, margins for products revenues are increasing as revenue has stabilized and IT and delivery function efficiencies are realized.  Additionally, margins have improved due to the fixed-cost nature of certain product costs of revenue.

Selling, general, and administrative expenses were $41.3 million for the quarter ended December 31, 2010.  This represents a 4.9% decrease compared to $43.5 million reported in the prior year same quarter.  As a percent of total revenue, these expenses were 13.8% compared to 15.3% a year ago.  The prior year quarter was negatively impacted by health insurance expense which was $2.9 million higher than the current year.  Europe costs are approximately $1.0 million lower than prior year due to cost reductions on lower revenues.  Some components of selling, general and administration expense, such as sales commissions, are more variable than others and fluctuate as revenue and sales activity moves.  US commissions were lower than prior year due to the timing of sales transactions.  Selling, general, and administrative expenses were $119.5 million for the nine months ended December 31, 2010 which is flat when compared to the prior-year period.  As a percent of total revenue, selling, general, and administrative expenses were 13.9% this year compared to 14.7% last year.  Europe costs are approximately $1.7 million lower than prior year due to cost reductions on lower revenues.

Gains, losses and other items was a $3.6 million benefit during both the current quarter and the nine-month period ended December 31, 2010.  These non-recurring gains include adjustments to previously recorded lease reserves of $1.4 million and litigation reserves of $2.1 million and adjustment to an earnout accrual of $0.4 million offset by other restructuring accruals of $0.3 million.  The prior-year balance, on a quarter and year-to-date basis, of gains, losses and other items represents the adjustment of restructuring accruals established in prior periods.

Other Income (Expense)
Interest expense for the quarter ended December 31, 2010 was $6.0 million compared to $5.7 million a year ago.  During the quarter ended December 31, 2009 the Company amended its credit agreement to extend the maturity date on $375 million of the term loan by an additional 2.5 years, and to extend $120 million of the revolving credit agreement for an additional 2.5 years.  The $75 million of the original term loan and the $80 million of the revolving credit agreement that were not extended remained on their original maturity schedules.  The LIBOR credit spread for the interest rate charged on the extended portion of the agreements increased 1.25%.  Although the average balance of the term loan declined approximately $40 million, the average rate increased 70 basis points for the quarter, resulting in higher interest expense.  Interest expense for the nine months ended December 31, 2010 was $18.2 million compared to $16.6 million a year ago.  Although the average term loan balance declined approximately $60 million, the average rate increased 85 basis points for the period, resulting in higher interest expense.  Interest expense on other debt has also increased due to increased lease financing of capital expenditures.

Other income (expense) was $(0.3) million and $0.2 million in the current and prior-year quarters, respectively.  Other income (expense) was ($0.6) million and $0.3 million in the current and prior-year nine-month periods, respectively.  Both in the current and prior-year quarter and nine-month periods, other income was comprised primarily of interest income on notes receivable and investment income.  The current year periods were negatively impacted by foreign currency translation losses on certain foreign cash accounts.

Income taxes
The effective tax rate for the quarter ended December 31, 2010 was 28%.  The prior-year rate for the comparable period was 42%.  The effective tax rate for the nine months ended December 31, 2010 was 35%.  The prior-year rate was 41%. During the current quarter, the Company reduced a reserve for unrecognized tax benefits of approximately $3.5 million due to expiration of the related statute of limitations, resulting in the reduction of the current-year and current-quarter rates.  Excluding this item, the effective tax rate was 40%.  Depending on the level of foreign losses, the full year rate is expected to be in the range of 40% to 41%, before consideration of the reserve adjustment recorded in the current quarter.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2010 totaled $201.8 million compared to $203.6 million at March 31, 2010.  Total current assets decreased $13.7 million due to decreases in cash and cash equivalents of $20.2 million, offset by increases in trade accounts receivable of $3.2 million, other current assets of $1.3 million, and refundable income taxes of $2.1 million.  Current liabilities decreased $11.8 million due to decreases in current installments of long-term debt of $11.3 million, payroll accruals of $4.0 million, other accrued expenses of $5.8 million, and income taxes of $2.5 million, offset by increases in trade accounts payable of $1.0 million and deferred revenue of $10.9 million.  The Company made pre-payments on its term loan of $53.5 million and refinanced a construction loan resulting in a decrease to the current portion of long-term debt for the nine months ended December 31, 2010.

Accounts receivable days sales outstanding was 53 days at December 31, 2010 and March 31, 2010, and is calculated as follows (dollars in thousands):

	December 31, 2010	March 31, 2010
Numerator – trade accounts receivable, net	$171,695	$168,522
Denominator:
Quarter revenue	299,110	288,342
Number of days in quarter	92	90
Average daily revenue	$3,251	$3,204
Days sales outstanding	53	53

Net cash provided by operating activities for the nine months ended December 31, 2010 was $124.2 million, down 18.0% from $151.4 million in the same period a year ago. Increases in net earnings were offset by decreases in depreciation and amortization, deferred taxes, and other operating items.  Deferred costs increased by $13.0 million due to increased Infrastructure Management contract migration activity.  Deferred income taxes decreased by $18.9 million.

Investing activities used $73.9 million in cash in the current year.  This resulted from capitalization of data acquisition costs of $10.7 million and capitalization of software development costs of $3.6 million.  Capital expenditures were $46.8 million compared to $31.4 million in the same period last year.  The Company paid $12.9 million for the purchase of Acxiom Brazil and a small acquisition in Australia.

Financing activities used $70.3 million in cash in the current year.  This included payments of debt of $78.1 million that was comprised of capital lease payments of $17.1 million, software license payments of $1.2 million, other debt payments of $6.3 million, and term loan prepayments of $53.5 million.  The term loan prepayments of $53.5 million represented a $16.0 million increase from $37.5 million paid in the prior year.  Financing activities also include $7.3 million in proceeds from the sale of common stock.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $22.4 million in the nine months ended December 31, 2010, compared to $18.3 million in the prior year.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

In November 2009, the Company entered into an amendment to its term loan credit facility (the “Amendment”).  Under the terms of the Amendment, certain of the lenders agreed to extend the maturity date of the existing term loan, becoming Tranche 2 Term Lenders.  Lenders who did not agree to extend the maturity date became Tranche 1 Term Lenders.  Certain lenders also agreed to extend the maturity date of the existing revolving loan commitment, becoming Tranche 2 Revolving Lenders.  Lenders who did not agree to extend the maturity date of the revolving loan commitment became Tranche 1 Revolving Lenders.  Of the $369 million balance of the term loan as of December 31, 2010, all of the balance is held by Tranche 2 Term Lenders.  The remaining Tranche 1 term loan balance was prepaid in full during the current quarter.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

Tranche 2 of the term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $345.0 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at December 31, 2010 or March 31, 2010.  In addition, there have been no revolving credit borrowings during any of the periods being reported.  Term loan borrowings bear interest at LIBOR plus a credit spread which is 1.75% for Tranche 1, and 3.00% for Tranche 2.  The weighted-average interest rate on term loan borrowings at December 31, 2010 was 4.1%.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of certain of the above borrowings, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2010, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At December 31, 2010 the Company’s aggregate maximum potential future payments under these guarantees of third-party indebtedness were $1.4 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit were $0.5 million at December 31, 2010.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2010 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $2.9 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $1.6 million as the Company is not able to predict the periods in which these payments will be made. The column for 2011 represents the three months ending March 31, 2011.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$1,500	$6,000	$6,000	$6,000	$349,467	$-	$368,967
Capital lease and installment payment obligations	5,002	16,528	12,293	3,587	749	8,956	47,115
Software license liabilities	4,383	2,673	1,768	-	-	-	8,824
Other long-term debt	805	2,637	2,689	1,608	5,680	6,746	20,165
Total long-term obligations	11,690	27,838	22,750	11,195	355,896	15,702	445,071
Operating lease payments	6,958	22,576	19,116	16,851	13,543	66,373	145,417
Total contractual cash obligations	$18,648	$50,414	$41,866	$28,046	$369,439	$82,075	$590,488

	For the years ending March 31
	2011	2012	2013	2014	2015	Thereafter	Total
Total purchase commitments	$36,294	$40,926	$22,265	$11,152	$11,152	$9,634	$131,423

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2011 of $5.6 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2010 (dollars in thousands):

Guarantee on certain partnership and other loans	1,381
Outstanding letters of credit	506

The total amount of partnership and other loans of which the Company guarantees the portion noted in the above table is $5.4 million as of December 31, 2010.

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

As allowed, the Company has elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the quarter or the nine months ended December 31, 2010.

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

Sales of third-party software, hardware and certain other equipment are recognized when delivered.  If such sales are part of a multiple-element arrangement, they are recognized as a separate element unless collection of the sales price is dependent upon delivery of other products or services.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis.  All of the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

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

Each of the components tested had fair values in excess of the carrying value of the unit, indicating no impairment.  All of the components had a significant excess fair value, except for the International Products component, for which the excess fair value was 12%.  Management believes that the valuations arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that market values will not change in the future.  For example, an increase in discount rates demanded by the market could lead to a reduction under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to a reduction under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the control premium, which might cause management to assume a higher discount rate under the income approach.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to a reduction under the similar transactions approach.  And finally, if there is a general decline in the stock market, and particularly in those companies selected as comparable to the Company’s components, this could lead to a reduction under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year, however if there are further triggering events, the Company may be required to perform additional testing at other dates.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	management’s current views and estimates regarding the Company’s financial performance and results, including our continued revenue recovery and margin expansion;

•	that the amounts for restructuring and impairment charges and accruals for litigation will be within estimated ranges;

•	that the cash flows used in estimating the recoverability of assets will be within the estimated ranges; and

•	that items which management currently believes are not material will continue to not be material in the future.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its variable interest debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2010 and March 31, 2010, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of December 31, 2010 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

10.1
Employment Agreement between Acxiom Corporation and John Meyer dated November 15, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 16, 2010 and incorporated herein by reference)

10.2
Employment Agreement between Acxiom Corporation and John A. Adams dated November 15, 2010 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 16, 2010 and incorporated herein by reference)

10.3	Acxiom Corporation 2010 Executive Officer Severance Policy (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 16, 2010 and incorporated herein by reference)

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three months ended December 31, 2010, and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the nine months ended December 31, 2010, and December 31, 2009 (iii) Condensed Consolidated Balance Sheets at December 31, 2010, and March 31, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010, and December 31, 2009, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  February 4, 2011

By: /s/ Christopher W. Wolf
(Signature)
Christopher W. Wolf
Chief Financial Officer
(principal financial and accounting officer)