Form 10-Q
period 2011-06-30
ACXIOM CORP
filed 2011-08-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 3, 2011 was 81,528,946.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2011

Part I.	Financial Information	Page No.
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets s of June 30, 2011 and March 31, 2011 (Unaudited)	4
Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2011 and 2010 (Unaudited)	5
Condensed Consolidated Statement of Equity and Comprehensive Income for the Three Months ended June 30, 2011 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2011 and 2010 (Unaudited)	7-8

Notes to Condensed Consolidated Financial Statements	9-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29
Item 4.	Controls and Procedures	29

Part II.	Other Information
Item 1.	Legal Proceedings	30
Item 6.	Exhibits	30

Signature	31

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$191,094	$207,023
Trade accounts receivable, net	180,610	176,654
Deferred income taxes	12,773	12,480
Refundable income taxes	1,900	7,402
Other current assets	64,156	55,691
Total current assets	450,533	459,250
Property and equipment, net of accumulated depreciation and amortization	255,429	255,307
Software, net of accumulated amortization	22,896	26,412
Goodwill	418,988	417,654
Purchased software licenses, net of accumulated amortization	36,067	38,583
Deferred costs, net	75,757	81,837
Data acquisition costs, net	16,976	17,627
Other assets, net	8,579	9,955
	$1,285,225	$1,306,625
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$28,112	$27,978
Trade accounts payable	28,999	27,507
Accrued expenses
Payroll	30,893	42,236
Other	76,831	75,852
Deferred revenue	57,426	55,921
Total current liabilities	222,261	229,494
Long-term debt	365,565	394,260
Deferred income taxes	84,446	84,360
Other liabilities	6,505	7,478
Commitments and contingencies
Equity:
Common stock	11,879	11,777
Additional paid-in capital	842,655	837,439
Retained earnings	470,071	459,096
Accumulated other comprehensive income	18,997	15,991
Treasury stock, at cost	(742,049)	(739,125)
Total Acxiom stockholders' equity	601,553	585,178
Noncontrolling interest	4,895	5,855
Total equity	606,448	591,033
	$1,285,225	$1,306,625
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended June 30
	2011	2010
Revenue:
Services	$225,604	$210,656
Products	63,330	59,739
Total revenue	288,934	270,395
Operating costs and expenses:
Cost of revenue
Services	180,463	164,650
Products	48,878	45,771
Total cost of revenue	229,341	210,421
Selling, general and administrative	37,119	37,955
Gains, losses and other items, net	244	(57)
Total operating costs and expenses	266,704	248,319
Income from operations	22,230	22,076
Other income (expense):
Interest expense	(5,455)	(5,898)
Other, net	(87)	(451)
Total other expense	(5,542)	(6,349)
Earnings before income taxes	16,688	15,727
Income taxes	6,673	6,291
Net earnings	$10,015	$9,436
Less: Net loss attributable to noncontrolling interest	(960)	(369)
Net earnings attributable to Acxiom	$10,975	$9,805

Earnings per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Earnings per share attributable to Acxiom stockholders:
Basic	$0.14	$0.12
Diluted	$0.13	$0.12

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2011
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income	earnings	income	of shares	Amount	interest	equity
Balances at March 31, 2011	117,767,535	$11,777	$837,439		$459,096	$15,991	(37,183,774)	$(739,125)	$5,855	$591,033
Employee stock awards, benefit plans and other issuances	241,721	24	2,939	$-	-	-	(216,644)	(2,924)	-	39
Restricted stock units vested	784,937	78	(78)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	2,355	-	-	-	-	-	-	2,355
Comprehensive income:
Foreign currency translation	-	-	-	2,302	-	2,302	-	-	-	2,302
Unrealized gain on interest rate swap	-	-	-	704	-	704	-	-	-	704
Net earnings (loss)	-	-	-	10,975	10,975	-	-	-	(960)	10,015
Total comprehensive income				$13,981
Balances at June 30, 2011	118,794,193	$11,879	$842,655		$470,071	$18,997	(37,400,418)	$(742,049)	$4,895	$606,448

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2011	2010
Cash flows from operating activities:
Net earnings	$10,015	$9,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	35,295	35,986
Deferred income taxes	37	1,435
Non-cash share-based compensation expense	2,355	2,972
Changes in operating assets and liabilities:
Accounts receivable, net	(3,622)	(16,836)
Other assets	(8,517)	(1,467)
Deferred costs	(386)	(9,981)
Accounts payable and other liabilities	(3,674)	(7,121)
Deferred revenue	1,251	2,564
Net cash provided by operating activities	32,754	16,988
Cash flows from investing activities:
Capitalized software development costs	(529)	(1,226)
Capital expenditures	(12,577)	(8,752)
Payments received for investments	-	175
Data acquisition costs	(2,776)	(4,326)
Net cash paid in acquisitions	(255)	(1,978)
Net cash used in investing activities	(16,137)	(16,107)
Cash flows from financing activities:
Payments of debt	(32,312)	(8,964)
Contingent consideration paid for prior acquisitions	(326)	-
Sale of common stock	39	3,801
Net cash used in financing activities	(32,599)	(5,163)
Effect of exchange rate changes on cash	53	(1,365)
Net change in cash and cash equivalents	(15,929)	(5,647)
Cash and cash equivalents at beginning of period	207,023	224,104
Cash and cash equivalents at end of period	$191,094	$218,457

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2011	2010
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,589	$5,780
Income taxes	1,098	3,358
Payments on capital leases and installment payment arrangements	4,794	5,968
Payments on software and data license liabilities	367	893
Prepayments of debt	25,000	-
Other debt payments, excluding line of credit	2,151	2,103
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	3,747	10,268
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2011 (“2011 Annual Report”), as filed with the Commission on May 27, 2011.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2011 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2012.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2011 Annual Report.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2011	2010
Basic earnings per share:
Numerator – net earnings	$10,015	$9,436
Denominator – weighted-average shares outstanding	80,942	79,741
Basic earnings per share	$0.12	$0.12
Diluted earnings per share:
Numerator – net earnings	$10,015	$9,436

Denominator:
Weighted-average shares outstanding	80,942	79,741
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,072	1,715
	82,014	81,456
Diluted earnings per share	$0.12	$0.12

Basic earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$10,975	$9,805
Denominator – weighted-average shares outstanding	80,942	79,741
Basic earnings per share attributable to Acxiom stockholders	$0.14	$0.12
Diluted earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$10,975	$9,805

Denominator:
Weighted-average shares outstanding	80,942	79,741
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,072	1,715
	82,014	81,456
Diluted earnings per share attributable to Acxiom stockholders	$0.13	$0.12

As of June 30, 2011, the Company had options and warrants outstanding providing for the purchase of approximately 10.6 million shares of common stock together with restricted stock units relating to 1.6 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2011	2010
Number of shares outstanding under options, warrants and restricted stock units	9,063	5,824
Range of exercise prices for options and warrants	$13.70-$62.06	$17.76-$75.55

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 37.7 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2011, there were a total of 5.2 million shares available for future grants under the plans.

The Company granted 155,651 stock options in the three months ended June 30, 2011.  The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2011 was $6.60.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.2%; expected option life of 5.9 years; expected volatility of 46% and a suboptimal exercise multiple of 1.9.

Option activity for the three months ended June 30, 2011 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2011	9,526,989	$20.75
Granted	155,651	$13.75
Exercised	(98,838)	$10.50		$261
Forfeited or cancelled	(405,243)	$20.26
Outstanding at June 30, 2011	9,178,559	$20.76	4.28	$3,174
Exercisable at June 30, 2011	8,620,882	$21.18	4.02	$2,709

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2012 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on June 30, 2011.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2011:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	320,888	5.60 years	$8.70	210,388	$8.59
$10.22 - $ 15.00	2,056,151	4.91 years	$12.56	1,779,546	$12.38
$15.10 - $ 19.82	2,260,936	4.43 years	$16.62	2,130,364	$16.60
$20.12 - $ 25.00	2,195,274	4.95 years	$22.94	2,155,274	$22.90
$25.98 - $ 29.30	1,331,469	2.72 years	$26.81	1,331,469	$26.81
$30.93 - $ 39.12	761,236	2.71 years	$35.70	761,236	$35.70
$40.50 - $ 62.06	252,605	3.22 years	$44.11	252,605	$44.11
	9,178,559	4.28 years	$20.76	8,620,882	$21.18

Total expense related to stock options for the three months ended June 30, 2011 and 2010 was approximately $0.4 million and $0.7 million respectively.  Future expense for these options is expected to be approximately $3.1 million over the next four years.

Restricted Stock Unit Activity
Non-vested restricted stock unit activity for the period ending June 30, 2011 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	1,781,312	$14.08	1.60
Granted	665,691	$13.61
Vested	(785,573)	$12.77
Forfeited or cancelled	(88,087)	$17.33
Outstanding at June 30, 2011	1,573,343	$14.04	2.32

During the three months ended June 30, 2011, the Company granted restricted stock units covering 665,691 shares of common stock with a value at the date of grant of $9.1 million.  Of the restricted stock units granted in the current period, 568,010 vest in equal annual increments over four years.  The remaining 97,681 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Each recipient of the performance units may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2011 to March 31, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.  Valuation of all other restricted stock units is equal to the quoted market price for the shares on the date of grant.  The expense related to restricted stock in the three months ended June 30, 2011 was $2.0 million.  The expense related to restricted stock in the three months ended June 30, 2010 was $2.3 million.  Future expense for these restricted stock units is expected to be approximately $18.4 million over the next four years.

4.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2011	March 31, 2011
Prepaid expenses	49,445	40,501
Non-trade receivables	1,101	1,409
Assets of non-qualified retirement plan	12,902	12,840
Other miscellaneous assets	708	941
Other current assets	$64,156	$55,691

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2011	March 31, 2011
Acquired intangible assets, net	$5,920	$6,896
Other miscellaneous noncurrent assets	2,659	3,059
Other assets	$8,579	$9,955

The acquired intangible assets noted above represent customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

5.           GOODWILL:

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, the asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2011 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by business segment, for the three months ended June 30, 2011 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2011	$347,411	$70,243	$417,654
Purchase adjustments	1	-	1
Change in foreign currency translation adjustment	972	361	1,333
Balance at June 30, 2011	$348,384	$70,604	$418,988

The beginning goodwill balances reflect an impairment charge of $77.3 million related to Europe Information Services, MENA Information Services, and Europe Information Products which was recorded in the year ended March 31, 2011.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s two segments as presented above are the Information Services segment and the Information Products segment.  Because each of these segments contains both US and International components, and there are some differences in economic characteristics between the components in the different geographic regions, management has tested a total of seven components.  The goodwill amounts as of April 1, 2011 included in each component tested were:  US Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; US Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

In order to estimate a valuation for each of the components tested, management used an income approach based on a discounted cash flow model together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

The income approach involved projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used budget figures for the first year of the projection model, and then projected those figures into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as the weighted-average cost of capital which a marketplace participant would use to value each component.  These weighted-average costs of capital rates included a market risk factor, added to a risk-free rate of return, and a size premium that was specific to the component being tested.  The resulting cost of equity was then weighted-averaged with the after-tax cost of debt.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the April 1, 2011 valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

As of April 1, 2011, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  For all of the components other than the Brazil Information Services component, the calculated fair value exceeded the carrying value by a large margin with the smallest margin being more than 20%.  The Brazil Information Services component was recently acquired, as of July 1, 2010, and therefore even though the Brazil Information Services component’s fair value exceeded its carrying value, the fair value was not materially different from the carrying value.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Brazil Information Services component’s carrying value is not materially different from fair value, any changes to the Company’s assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.  The Company has experienced operating losses in this component since the acquisition as the Company attempts to integrate operations and realize synergies, but the Company still believes the component will meet management’s long-term forecasts.  In the near-term, as management monitors the situation, it is possible it may change the revenue and cash flow projections, which could require the recording of an impairment charge.

6.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30, 2011	March 31, 2011
Term loan credit agreement	$328,500	$355,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	42,154	43,195
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	4,318	4,686
Other debt and long-term liabilities	18,705	19,357
Total long-term debt and capital leases	393,677	422,238
Less current installments	28,112	27,978
Long-term debt, excluding current installments	$365,565	$394,260

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

The lenders under each of the above facilities are divided into two tranches (Tranche 1 and Tranche 2) with each tranche having a different maturity date.  Of the $328.5 million balance of the term loan as of June 30, 2011, all of the balance is held by Tranche 2 Term Lenders.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

The term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $307.5 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at June 30, 2011 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at June 30, 2011 was 4.1%.  Outstanding letters of credit at June 30, 2011 were $0.5 million.

The term loan allows prepayments before maturity.  Subsequent to June 30, 2011 the Company has prepaid $75 million of the term loan.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2011, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2011 was 0.27%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2011.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2011, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2011.

On July 25, 2011, subsequent to the end of this fiscal quarter, the Company entered into a new swap agreement.  The new agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of July 25, 2011 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  Based on this method, the Company concludes that the interest rate swap is expected to be highly effective at inception and on an ongoing basis.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  At inception, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception.  The fair value of the interest rate swap agreement that will be recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company will perform ongoing assessments of the creditworthiness of the counterparty of the swap to determine whether substantial risk of default exists.

7.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.2 million at June 30, 2011 and $5.6 million at March 31, 2011.

8.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  The Information Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Multichannel Marketing Services, Infrastructure Management Services and Consulting Services.  The Information Products segment is comprised of the Company’s global Consumer Insights line of business and the U.S. Background Screening Products line of business.  The Company’s calculation of segment operating income allocates all corporate expenses, excluding those reported as gains, losses and other items, to the segments.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2011	2010
Revenue:
Information services	$225,604	$210,656
Information products	63,330	59,739
Total revenue	$288,934	$270,395

Income (loss) from operations:
Information services	$20,172	$20,879
Information products	2,302	1,140
Other	(244)	57
Income from operations	$22,230	$22,076

9.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the three months ended June 30, 2011 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2011	$5,562	$9,542	$15,104
Payments	(4,284)	(282)	(4,566)
Charges and adjustments	299	19	318
Balance at June 30, 2011	$1,577	$9,279	$10,856

The above balances are included in accrued expense on the consolidated balance sheet.

Restructuring Plans

In fiscal 2011, the Company recorded $4.4 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related charges of $3.4 million, offset by adjustments to previous restructuring plans of $1.7 million, and executive leadership transition charges of $2.7 million.

The associate-related charges of $3.4 million resulted from the termination of associates in the United States, Australia, and Europe.  Of the $3.4 million accrued, $1.5 million remained accrued at June 30, 2011. These amounts are expected to be paid out during fiscal 2012.

The transition charges of $2.7 million resulted from the transition agreement between the Company and its Chief Executive Officer upon his resignation in March 2011.  According to the agreement, one lump sum payment equal to two times the Officer’s annual salary and bonus opportunity was to be paid by the Company.  The entire amount of $2.7 million was accrued at March 31, 2011 and was paid in full in April 2011.

As part of restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2011 is $9.3 million.

10.           COMMITMENTS AND CONTINGENCIES:

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

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 29 years of $129.6 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At June 30, 2011 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.3 million.

11.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2012 is approximately 40%.

At June 30, 2011, the Company had $3.1 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.4 million.

12.           FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2011, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,902	$-	$-	$12,902
Total assets	$12,902	$-	$-	$12,902

Liabilities:
Other current liabilities	$12,902	$-	$-	$12,902
Other liabilities	-	188	-	188
Total liabilities	$12,902	$188	$-	$13,090

13.           SUBSEQUENT EVENTS:

Subsequent to the end of the current fiscal quarter ended June 30, 2011, the Company entered into a transaction to dispose of its interest in its MENA subsidiary.  MENA comprises the Company’s Middle East and North Africa operations.  The transaction was effective July 12, 2011.  The terms of the disposal include a $1.0 million cash payment to MENA and the release of any claims that the acquirer or any other party may have against the Company.  The Company expects to record a loss on disposal during the next fiscal quarter, ending September 30, 2011, of approximately $3.3 million.

On July 25, 2011, the board of directors of the Company appointed Scott E. Howe the chief executive officer and president of the Company.  Under the terms of an employment agreement, Mr. Howe has been granted stock options for 344,925 shares at $13.74 per share, restricted stock units covering 56,957 shares, and performance units for 204,418 shares.  The stock options have a ten-year term and vest ratably over four years.  The restricted stock units vest ratably over four years and the performance shares will vest subject to attainment of performance criteria based on a performance period ending March 31, 2014.  These grants will increase expense for stock options by approximately $0.1 million per quarter and will increase expense for restricted stock units and performance shares by approximately $0.3 million per quarter.

PART I.  FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom is a recognized leader in marketing technology and services that enable marketers to successfully manage audiences, personalize consumer experiences and create profitable customer relationships.  Our superior industry-focused, consultative approach combines consumer data and analytics, databases, data integration and consulting solutions for personalized, multichannel marketing strategies.  Acxiom leverages over 40 years of experience of data management to deliver high-performance, highly secure, reliable information management services.  Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA and serves clients around the world from locations in the United States, Europe, South America and the Asia-Pacific region.

As the Company completes the first quarter of fiscal 2012 the Company is in a transition.  The Company named a new chief executive officer on July 25, 2011 and expects to hire a new chief financial officer in the next three to six months.

Highlights of the quarter ended June 30, 2011 are identified below.

•	Revenue of $288.9 million, an increase of 6.9% from $270.4 million in the first fiscal quarter a year ago.

•	Total operating expenses were $266.7 million for the quarter, a 7.4% increase compared to $248.3 million in the same quarter a year ago.

•	Gross margin was 20.6% compared to 22.2% in the same quarter a year ago.

•	Income from operations was $22.2 million compared to $22.1 million in the same quarter a year ago.

•	Pre-tax earnings were $16.7 million, compared to $15.7 million in the same quarter a year ago.

•	Diluted earnings per share attributable to Acxiom shareholders were $0.13 compared to $0.12 in the same quarter a year ago.

•	Operating cash flow was $32.8 million compared to operating cash flow of $17.0 million for the same quarter a year ago.

•	The Company made term loan prepayments of $25.0 million. Subsequent to June 30, 2011, the Company has prepaid an additional $75.0 million.

•
Subsequent to the end of the current quarter, the Company disposed of its ownership interest in Acxiom MENA - its operations in the Middle East.  The Company expects to record a loss on disposal of approximately $3.3 million during the quarter ending September 30, 2011.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2011.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
	For the quarter ended June 30
	2011	2010	% Change
Revenue
Services	$225.6	$210.7	7%
Products	63.3	59.7	6%
	$288.9	$270.4	7%
Total operating costs and expenses	266.7	248.3	(7)%
Income from operations	$22.2	$22.1	1%
Diluted earnings per share attributable to Acxiom stockholders	$0.13	$0.12	8%

Revenue
Total revenue increased $18.5 million, or 6.9%, to $288.9 million for the three months ended June 30, 2011 from $270.4 million for the comparable period in fiscal year 2011.

Services
Services revenue for the quarter ended June 30, 2011 was $225.6 million, representing a $14.9 million increase, or 7.1%, from the same quarter a year ago.  On a geographic basis, International services increased $4.2 million while US services increased $10.7 million, or 5.6%.  Excluding favorable exchange rate movements, International services increased approximately $1.9 million in the quarter.  The International services increase was attributable to operations in Australia and China as Europe services was relatively flat compared to last year.  International services revenue in the current quarter included $1.3 million related to the Acxiom MENA business that was disposed of subsequent to June 30.  US revenue increases resulted from growth in the Multi-channel Marketing and CDI services lines of businesses.  Excluding Infrastructure Management revenue, which was flat, US services revenue increased 9.2% with increases in all major US industry verticals.  The Infrastructure Management business was impacted by the loss of a significant contract in the fourth quarter of fiscal 2011.  By line of business, Services revenue increases were primarily in CDI Services, at $3.4 million or 9.6%; Multi-channel Marketing Services, at $8.6 million or 10.4%; and Consulting Services, at $1.2 million or 11.9%.

Products
Products revenue for the quarter ended June 30, 2011 was $63.3 million, representing a $3.6 million or 6.0% increase from the same quarter a year ago.  International operations were flat compared to the prior-year quarter.  Excluding the impact of favorable exchange rates and the disposal of the Portugal and Netherlands businesses, International products revenue decreased $0.8 million.  The decrease resulted from lower project activity in Europe.  In the US, product revenue increased $3.5 million, or 7.6%.  An increase in US hiring trends resulted in a 5% increase in background screening revenue.  Consumer Insights revenue increased approximately 9% in the quarter as most US industry verticals had increases in project related activity.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended June 30
	2011	2010	% Change
Cost of revenue
Services	$180.5	$164.6	(10)%
Products	48.9	45.8	(7)%
Total cost of revenue	$229.4	$210.4	(9)%
Selling, general and Administrative	37.1	38.0	2%
Gains, losses and other items, net	0.2	(0.1)	-
Total operating costs and expenses	$266.7	$248.3	(7)%

	For the quarter ended December 31
	2011	2010
Gross profit margin
Services	20.0%	21.8%
Products	22.8	23.4
Total gross profit margin	20.6%	22.2%
Operating profit margin	7.7%	8.2%

Cost of services revenue of $180.5 million during the current quarter represents an increase of $15.8 million, or 9.6% compared to the same quarter a year ago.  Gross margin for services revenue decreased from 21.8% to 20.0%.  Margins in the current quarter were negatively impacted by negative gross margins for the recent Brazil acquisition, the impact of the lost outsourcing contract in the fourth quarter of fiscal 2011, and the additional delivery resources required to support current new business implementations.  US Services gross margins decreased from 23.7% to 22.7% primarily due to reductions in Infrastructure Management margins, while International Services gross margins were (1.2)% compared to 3.6% a year ago due to the addition of Brazil losses.

Cost of products revenue of $48.9 million during the current quarter represents an increase of $3.1 million, or 6.8% compared to the same quarter a year ago.  Products revenue gross margins decreased to 22.8% from 23.4% a year ago.   Margins are lower due to revenue reductions in Europe and incremental investment in US products.

Selling, general, and administrative expenses were $37.1 million for the quarter ended June 30, 2011.  This represents a 2.2% decrease compared to $38.0 million reported in the prior-year same quarter.  As a percent of total revenue, these expenses were 12.8% compared to 14.0% a year ago.  Europe costs are approximately $1.0 million lower than prior year due to cost reductions.  Some components of selling, general, and administrative expenses, such as sales commissions, are more variable than others and fluctuate as revenue and sales activity move.

Other Income (Expense)
Interest expense for the quarter ended June 30, 2011 was $5.5 million compared to $5.9 million in the same quarter a year ago.  The decrease results from a decline in the average balance of the term loan of approximately $80 million partially offset by an increase in the average interest rate by approximately 20 basis points.  Interest on other debt, such as capital leases, remained relatively flat.

Income taxes
The effective tax rate for the quarters ended June 30, 2011 and 2010 was 40%.  The tax rates in both periods were impacted by losses in certain foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2011 totaled $228.3 million compared to $229.8 million at March 31, 2011.  Total current assets decreased $8.7 million due to decreases in cash and cash equivalents of $15.9 million and refundable income taxes of $5.5 million, offset by increases in trade accounts receivable of $4.0 million and other current assets of $8.5 million.  Current liabilities decreased $7.2 million due to a decrease in accrued payroll and related expenses of $11.3 million offset by increases in trade accounts payable of $1.5 million, other accrued expenses of $1.0 million, and deferred revenue of $1.5 million.

The Company made prepayments on its term loan of $25.0 million during the quarter ended June 30, 2011.  Subsequent to June 30, 2011, the Company has prepaid an additional $75.0 million.

Accounts receivable days sales outstanding was 57 days at June 30, 2011 compared to 53 days at March 31, 2011, and is calculated as follows (dollars in thousands):

	June 30, 2011	March 31, 2011
Numerator – trade accounts receivable, net	$180,610	$176,654
Denominator:
Quarter revenue	288,934	298,796
Number of days in quarter	91	90
Average daily revenue	$3,175	$3,320
Days sales outstanding	57	53

Net cash provided by operating activities was $32.8 million for the quarter ended June 30, 2011, an increase of $15.8 million from the same period a year ago.     The increase primarily resulted from favorable working capital changes, in particular accounts receivable, when compared to the same quarter a year ago.  In addition, deferred costs were $9.6 million lower in the current quarter, when compared to the same quarter a year ago, due to decreased Infrastructure Management contract migration activity.

Investing activities used $16.1 million in cash in the quarter ended June 30, 2011.  This resulted from capitalization of data acquisition costs of $2.8 million and capitalization of software development costs of $0.5 million.  Capital expenditures were $12.6 million compared to $8.8 million in the same period last year.  Cash paid in acquisitions of $2.0 million in the prior-year quarter represents the acquisition of a digital marketing company in Australia.

Financing activities used $32.6 million in the quarter ended June 30, 2011.  Payments of debt of $32.3 million include a term loan prepayment of $25.0 million, capital lease and installment credit payments of $4.8 million, software and data license payments of $0.4 million and other debt payments of $2.1 million.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $3.7 million in the three months ended June 30, 2011, compared to $10.3 million in the same period of the prior year.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $200 million.

The lenders under each of the above facilities are divided into two tranches (Tranche 1 and Tranche 2) with each tranche having a different maturity date.  Of the $328.5 million balance of the term loan as of June 30, 2011, all of the balance is held by Tranche 2 Term Lenders.  Of the $200 million revolving loan commitment, $80 million is held by Tranche 1 Revolving Lenders and $120 million is held by Tranche 2 Revolving Lenders.

The term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $307.5 million due March 15, 2015.  The Tranche 1 revolving loan commitment expires September 15, 2011 and the Tranche 2 revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 1.5% for Tranche 1 and 2.75% for Tranche 2.  There were no revolving credit borrowings outstanding at June 30, 2011 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at June 30, 2011 was 4.1%.  Outstanding letters of credit at June 30, 2011 were $0.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2011, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At June 30, 2011 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.3 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility were $0.5 million at June 30, 2011.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2011 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $3.1 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $0.2 million as the Company is not able to predict the periods in which these payments will be made. The column for 2012 represents the nine months ending March 31, 2012.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2012	2013	2014	2015	2016	Thereafter	Total
Term loan	$4,500	$6,000	$6,000	$312,000	$-	$-	$328,500
Capital lease and installment payment obligations	12,741	14,369	4,933	1,154	863	8,094	42,154
Software license liabilities	2,550	1,768	-	-	-	-	4,318
Other long-term debt	1,983	2,688	1,608	1,664	7,311	3,451	18,705
Total long-term obligations	21,774	24,825	12,541	314,818	8,174	11,545	393,677
Operating lease payments	15,931	19,804	17,640	13,635	11,077	51,521	129,608
Total contractual cash obligations	$37,705	$44,629	$30,181	$328,453	$19,251	$63,066	$523,285

	For the years ending March 31
	2012	2013	2014	2015	2016	Thereafter	Total
Total purchase commitments	$49,809	$30,624	$12,188	$11,022	$7,338	$2,297	$113,278

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2012 of $14.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2011 (dollars in thousands):

Guarantee on certain partnership and other loans	1,311
Outstanding letters of credit	506

The total amount of partnership and other loans of which the Company guarantees the portion noted in the above table is $5.2 million as of June 30, 2011.

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2011 Annual Report.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia, China and Brazil.   Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2011 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2011 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

Valuation of Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, the asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2011 indicated no potential impairment of its goodwill balances.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s two segments are the Information Services segment and the Information Products segment.  Because each of these segments contains both US and International components, and there are some differences in economic characteristics between the components in the different geographic regions, management has tested a total of seven components.  The goodwill amounts as of April 1, 2011 included in each component tested were:  US Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; US Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

In order to estimate a valuation for each of the components tested, management used an income approach based on a discounted cash flow model together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

The income approach involved projecting cash flows for each component into the future and discounting these cash flows at an appropriate discount rate.  Management used budget figures for the first year of the projection model, and then projected those figures into the future years using management’s best estimates of future revenue growth, operating margins, and other cash flow assumptions.  The discount rates used for each component in order to arrive at an estimated fair value were estimated as the weighted-average cost of capital which a marketplace participant would use to value each component.  These weighted-average costs of capital rates included a market risk factor, added to a risk-free rate of return, and a size premium that was specific to the component being tested.  The resulting cost of equity was then weighted-averaged with the after-tax cost of debt.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the April 1, 2011 valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

As of April 1, 2011, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  For all of the components other than the Brazil Information Services component, the calculated fair value exceeded the carrying value by a large margin with the smallest margin being more than 20%.  The Brazil Information Services component was recently acquired, as of July 1, 2010, and therefore even though the Brazil Information Services component’s fair value exceeded its carrying value, the fair value was not materially different from the carrying value.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Brazil Information Services component’s carrying value is not materially different from fair value, any changes to the Company’s assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.  The Company has experienced operating losses in this component since the acquisition as the Company attempts to integrate operations and realize synergies, but the Company still believes the component will meet management’s long-term forecasts.  In the near-term, as management monitors the situation, it is possible it may change the revenue and cash flow projections, which could require the recording of an impairment charge.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	management’s current views and estimates regarding the Company’s financial condition and results of operations;

•	that the amounts for restructuring and impairment charges and accruals for litigation will be within estimated ranges;

•	that the cash flows used in estimating the recoverability of assets will be within the estimated ranges; and

•	that items which management currently believes are not material will continue to not be material in the future.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•
the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2011 Annual Report and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission;

•	the possibility that we may be unable to quickly and effectively integrate our new chief executive officer into the Company’s management team or acclimate the Company to new leadership;

•	the possibility that we may be unable to quickly attract and hire a qualified chief financial officer;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we will not be able to properly motivate our sales force or other associates;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $95 million of its variable interest debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2011 and March 31, 2011, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia, China and Brazil.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments.  Acxiom, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of June 30, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our principal financial and accounting officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our principal financial and accounting officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope, except those incorporated by reference under this Part II, Item 1.

Refer to the discussion of certain legal proceedings pending against the Company under Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 10 Commitments and Contingencies, which discussion is incorporated herein by reference.

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of principal financial and accounting officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Equity and Comprehensive Income for the Three Months ended June 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  August 8, 2011

By:  /s/Art G. Kellam
(Signature)
Art G. Kellam
Vice President-Finance and Corporate Controller
(principal financial and accounting officer)