Form 10-Q
period 2011-09-30
ACXIOM CORP
filed 2011-11-08
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of November 2, 2011 was 78,274,188.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2011

Notes to Condensed Consolidated Financial Statements	10-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	33

Item 4.	Controls and Procedures	33

Part II.              Other Information
Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34-35

Signature	36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$119,163	$207,023
Trade accounts receivable, net	181,423	176,654
Deferred income taxes	11,778	12,480
Refundable income taxes	-	7,402
Other current assets	56,715	55,691
Total current assets	369,079	459,250
Property and equipment, net of accumulated depreciation and amortization	251,301	255,307
Software, net of accumulated amortization	19,189	26,412
Goodwill	413,662	417,654
Purchased software licenses, net of accumulated amortization	34,974	38,583
Deferred costs, net	70,502	81,837
Data acquisition costs, net	14,038	17,627
Other assets, net	6,988	9,955
	$1,179,733	$1,306,625
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$27,826	$27,978
Trade accounts payable	25,525	27,507
Accrued expenses
Payroll	34,477	42,236
Other	81,820	75,852
Deferred revenue	52,746	55,921
Income taxes payable	2,978	-
Total current liabilities	225,372	229,494
Long-term debt	284,957	394,260
Deferred income taxes	85,353	84,360
Other liabilities	7,109	7,478
Commitments and contingencies
Equity:
Common stock	11,913	11,777
Additional paid-in capital	848,277	837,439
Retained earnings	482,363	459,096
Accumulated other comprehensive income	9,972	15,991
Treasury stock, at cost	(781,163)	(739,125)
Total Acxiom stockholders' equity	571,362	585,178
Noncontrolling interest	5,580	5,855
Total equity	576,942	591,033
	$1,179,733	$1,306,625
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2011	2010
Revenue:
Services	$230,655	$225,584
Products	69,379	66,085
Total revenue	300,034	291,669
Operating costs and expenses:
Cost of revenue
Services	181,121	175,687
Products	47,962	48,320
Total cost of revenue	229,083	224,007
Selling, general and administrative	39,539	40,274
Gains, losses and other items, net	2,465	78
Total operating costs and expenses	271,087	264,359
Income from operations	28,947	27,310
Other income (expense):
Interest expense	(4,719)	(6,260)
Other, net	(965)	111
Total other expense	(5,684)	(6,149)
Earnings before income taxes	23,263	21,161
Income taxes	10,286	8,464
Net earnings	$12,977	$12,697
Less: Net earnings (loss) attributable to noncontrolling interest	685	(584)
Net earnings attributable to Acxiom	$12,292	$13,281

Earnings per share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

Earnings per share attributable to Acxiom stockholders:
Basic	$0.15	$0.17
Diluted	$0.15	$0.16

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2011	2010
Revenue:
Services	$456,259	$436,240
Products	132,709	125,824
Total revenue	588,968	562,064
Operating costs and expenses:
Cost of revenue
Services	361,584	340,337
Products	96,840	94,091
Total cost of revenue	458,424	434,428
Selling, general and administrative	76,658	78,229
Gains, losses and other items, net	2,709	21
Total operating costs and expenses	537,791	512,678
Income from operations	51,177	49,386
Other income (expense):
Interest expense	(10,174)	(12,158)
Other, net	(1,052)	(340)
Total other expense	(11,226)	(12,498)
Earnings before income taxes	39,951	36,888
Income taxes	16,959	14,755
Net earnings	$22,992	$22,133
Less: Net loss attributable to noncontrolling interest	(275)	(953)
Net earnings attributable to Acxiom	$23,267	$23,086

Earnings per share:
Basic	$0.28	$0.28
Diluted	$0.28	$0.27

Earnings per share attributable to Acxiom stockholders:
Basic	$0.29	$0.29
Diluted	$0.28	$0.28

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2011	117,767,535	$11,777	$837,439		$459,096	$15,991	(37,183,774)	$(739,125)	$5,855	$591,033
Employee stock awards, benefit plans and other issuances	498,116	50	5,724	$-	-	-	(219,984)	(2,956)	-	2,818
Restricted stock units vested	866,379	86	(86)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	5,200	-	-	-	-	-	-	5,200
Acquisition of treasury stock	-	-	-	-	-	-	(3,704,900)	(39,082)	-	(39,082)
Comprehensive income:
Foreign currency translation	-	-	-	(5,719)	-	(5,719)	-	-	-	(5,719)
Unrealized loss on interest rate swap	-	-	-	(300)	-	(300)	-	-	-	(300)
Net earnings (loss)	-	-	-	23,267	23,267	-	-	-	(275)	22,992
Total comprehensive income				$17,248
Balances at September 30, 2011	119,132,030	$11,913	$848,277		$482,363	$9,972	(41,108,658)	$(781,163)	$5,580	$576,942

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2011	2010
Cash flows from operating activities:
Net earnings	$22,992	$22,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,254	73,706
Loss on disposal or impairment of assets	2,893	-
Deferred income taxes	1,135	3,943
Non-cash share-based compensation expense	5,200	6,460
Changes in operating assets and liabilities:
Accounts receivable, net	(9,676)	(8,498)
Other assets	(4,592)	(8,151)
Deferred costs	(831)	(22,621)
Accounts payable and other liabilities	6,071	(7,982)
Deferred revenue	(2,978)	964
Net cash provided by operating activities	90,468	59,954
Cash flows from investing activities:
Disposition of operations	(1,043)	-
Capitalized software development costs	(1,520)	(2,567)
Capital expenditures	(24,711)	(30,486)
Payments received for investments	-	175
Data acquisition costs	(4,550)	(6,951)
Net cash paid in acquisitions	(255)	(12,927)
Net cash used in investing activities	(32,079)	(52,756)
Cash flows from financing activities:
Payments of debt	(113,775)	(36,567)
Contingent consideration paid for prior acquisitions	(326)	-
Acquisition of treasury stock	(34,100)	-
Sale of common stock	2,818	4,820
Proceeds from partner’s contributions	-	133
Net cash used in financing activities	(145,383)	(31,614)
Effect of exchange rate changes on cash	(866)	(304)
Net change in cash and cash equivalents	(87,860)	(24,720)
Cash and cash equivalents at beginning of period	207,023	224,104
Cash and cash equivalents at end of period	$119,163	$199,384

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2011	2010
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,331	$11,676
Income taxes	5,387	21,082
Payments on capital leases and installment payment arrangements	8,978	11,379
Payments on software and data license liabilities	491	1,057
Prepayments of debt	100,000	20,000
Other debt payments, excluding line of credit	4,306	4,131
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	4,691	17,650
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

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2011	2010	2011	2010
Basic earnings per share:
Numerator – net earnings	$12,977	$12,697	$22,992	$22,133
Denominator – weighted-average shares outstanding	80,985	80,046	80,963	79,894
Basic earnings per share	$0.16	$0.16	$0.28	$0.28
Diluted earnings per share:
Numerator – net earnings	$12,977	$12,697	$22,992	$22,133

Denominator:
Weighted-average shares outstanding	80,985	80,046	80,963	79,894
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	612	1,236	842	1,475
	81,597	81,282	81,805	81,369
Diluted earnings per share	$0.16	$0.16	$0.28	$0.27

Basic earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$12,292	$13,281	$23,267	$23,086
Denominator – weighted-average shares outstanding	80,985	80,046	80,963	79,894
Basic earnings per share attributable to Acxiom stockholders	$0.15	$0.17	$0.29	$0.29
Diluted earnings per share attributable to Acxiom stockholders:
Numerator – net earnings	$12,292	$13,281	$23,267	$23,086

Denominator:
Weighted-average shares outstanding	80,985	80,046	80,963	79,894
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	612	1,236	842	1,475
	81,597	81,282	81,805	81,369
Diluted earnings per share attributable to Acxiom stockholders	$0.15	$0.16	$0.28	$0.28

As of September 30, 2011, the Company had options and warrants outstanding providing for the purchase of approximately 10.4 million shares of common stock together with restricted stock units relating to 1.9 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2011	2010	2011	2010
Number of shares outstanding under options, warrants and restricted stock units	10,582	9,174	10,069	8,075
Range of exercise prices for options and warrants	$11.50-$62.06	$14.68-$75.55	$13.14-$62.06	$16.35-$75.55

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program for a twelve-month period ending August 23, 2012.  Under the repurchase program, the Company may purchase up to $50 million worth of its common stock.  Through September 30, 2011, the Company had repurchased 3.7 million shares of its stock for $39.1 million.  Cash paid for repurchases of $34.1 million differs from the aggregate purchase price due to trades made at the end of the period which were settled subsequent to September 30, 2011.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2011, there were a total of 5.3 million shares available for future grants under the plans.

The Company granted 500,576 stock options in the six months ended September 30, 2011.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2011 was $6.40.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.4%; expected option life of 6.0 years; expected volatility of 46% and a suboptimal exercise multiple of 1.9.

Option activity for the six months ended September 30, 2011 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2011	9,526,989	$20.75
Granted	500,576	$13.74
Exercised	(208,507)	$10.31		$165
Forfeited or cancelled	(771,616)	$20.49
Outstanding at September 30, 2011	9,047,442	$20.63	4.44	$530
Exercisable at September 30, 2011	8,144,840	$21.35	3.98	$338

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2012 and the exercise price for each in-the-money option) that would have been received by the option holders had vested option holders exercised their options on September 30, 2011.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2011:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	275,674	6.23 years	$8.72	165,174	$8.59
$10.22 - $ 15.00	2,257,932	5.73 years	$12.74	1,636,402	$12.36
$15.10 - $ 19.82	2,136,988	4.41 years	$16.67	2,006,416	$16.65
$20.12 - $ 25.00	2,191,433	4.68 years	$22.94	2,151,433	$22.90
$25.98 - $ 29.30	1,175,275	2.79 years	$26.69	1,175,275	$26.69
$30.93 - $ 39.12	758,660	2.46 years	$35.70	758,660	$35.70
$40.50 - $ 62.06	251,480	2.97 years	$44.11	251,480	$44.11
	9,047,442	4.44 years	$20.63	8,144,840	$21.35

Total expense related to stock options for the six months ended September 30, 2011 and 2010 was approximately $0.8 million and $1.4 million respectively.  Future expense for these options is expected to be approximately $2.9 million over the next four years.

Restricted Stock Unit Activity
During the six months ended September 30, 2011, the Company granted non performance-based restricted stock units covering 765,061 shares of common stock with a value at the date of grant of $10.1 million.  Of the restricted stock units granted in the current period, 631,967 vest in equal annual increments over four years and 133,094 vest in one year.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested non performance-based restricted stock unit activity for the period ending September 30, 2011 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	1,195,043	$13.42	2.16
Granted	765,061	$13.26
Vested	(402,257)	$12.84
Forfeited or cancelled	(89,553)	$13.44
Outstanding at September 30, 2011	1,468,294	$13.23	2.48

During the six months ended September 30, 2011, the Company granted performance-based restricted stock units covering 302,099 shares of common stock with a value at the date of grant of $3.6 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in the current period, 172,945 may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2011 to March 31, 2014.  The remaining 129,154 units represent an inducement award granted to the Company’s chief executive officer.  The chief executive officer may vest in up to 100% of the award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the period ending September 30, 2011 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	586,269	$15.26	0.51
Granted	302,099	$11.85
Vested	(470,779)	$13.02
Forfeited or cancelled	(33,160)	$24.43
Outstanding at September 30, 2011	384,429	$17.31	2.39

The expense related to restricted stock in the six months ended September 30, 2011 was $4.4 million.  The expense related to restricted stock in the six months ended September 30, 2010 was $5.1 million.  Future expense for these restricted stock units is expected to be approximately $21.0 million over the next four years.

4.           DIVESTITURES:

Prior to July 12, 2011, the Company owned a 51% interest in Acxiom MENA (“MENA”), a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia.  MENA comprises the Company’s Middle East and North Africa operations.  The consolidated net earnings of the Company in the statement of operations included the 49% noncontrolling interests of MENA.  On July 12, 2011, the Company entered into a transaction with MENA’s minority partners to fully dispose of its interest in its MENA subsidiary.  The terms of the disposal included a $1.0 million cash payment to MENA and the release of any claims that the acquirer may have against the Company and an agreement to hold the Company harmless from any future liabilities.  Following the transaction, the Company will have continued involvement primarily related to providing transaction support for a period not longer than two years.  The entity will no longer be a related party of the Company.

The Company recorded a loss on disposal of $3.4 million in the statement of operations.  Of the $3.4 million loss, $2.5 million is recorded in gains, losses and other items, net and $0.9 million is recorded in net loss attributable to noncontrolling interest.  The deconsolidation of MENA in July 2011 resulted in the elimination of the accumulated deficit attributed to MENA from the Company’s consolidated statement of equity and comprehensive income of $0.9 million.  All goodwill associated with the MENA operations was written off as a goodwill impairment charge in the fourth quarter of fiscal 2011, therefore there was no goodwill allocated to the disposed operations.  The revenue associated with the MENA operations for fiscal 2011 was approximately $5.7 million.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2011	March 31, 2011
Prepaid expenses	$44,490	$40,501
Non-trade receivables	496	1,409
Assets of non-qualified retirement plan	11,228	12,840
Other miscellaneous assets	501	941
Other current assets	$56,715	$55,691

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2011	March 31, 2011
Acquired intangible assets, net	$4,491	$6,896
Other miscellaneous noncurrent assets	2,497	3,059
Other assets	$6,988	$9,955

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

The carrying amount of goodwill, by business segment, for the six months ended September 30, 2011 is presented in the following table.

(dollars in thousands)	Information Services	Information Products	Total
Balance at March 31, 2011	$347,411	$70,243	$417,654
Purchase adjustments	1	-	1
Change in foreign currency translation adjustment	(3,048)	(945)	(3,993)
Balance at September 30, 2011	$344,364	$69,298	$413,662

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

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.  In particular, since the Brazil Information Services component’s carrying value is not materially different from fair value, any changes to the Company’s assumptions could lead to an indicated impairment in step one, requiring the Company to proceed to step two and potentially record an impairment charge.  The Company has experienced operating losses in this component since the acquisition as the Company attempts to integrate operations and realize synergies, but the Company still believes the component will meet management’s long-term forecasts.  In the near-term, as management monitors the situation, it is possible it may change the revenue and cash flow projections, which could require the recording of an impairment charge.

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2011	March 31, 2011
Term loan credit agreement	$252,000	$355,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	38,539	43,195
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	4,194	4,686
Other debt and long-term liabilities	18,050	19,357
Total long-term debt and capital leases	312,783	422,238
Less current installments	27,826	27,978
Long-term debt, excluding current installments	$284,957	$394,260

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $232.5 million due March 15, 2015.  The revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at September 30, 2011 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at September 30, 2011 was 3.7%.  Outstanding letters of credit at September 30, 2011 were $0.4 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2011, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provided for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The fair market value of the derivative was zero at inception and is zero at September 30, 2011 since the derivative has reached maturity.  The company recognized no gains or losses associated with this derivative.

On July 25, 2011, the Company entered into a new swap agreement.  The new agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2011 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2011.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2011, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2011.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.6 million at September 30, 2011 and $5.6 million at March 31, 2011.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2011	2010	2011	2010
Revenue:
Information services	$230,655	$225,584	$456,259	$436,240
Information products	69,379	66,085	132,709	125,824
Total revenue	$300,034	$291,669	$588,968	$562,064

Income (loss) from operations:
Information services	$23,211	$22,952	$43,383	$43,831
Information products	8,201	4,436	10,503	5,576
Other	(2,465)	(78)	(2,709)	(21)
Income from operations	$28,947	$27,310	$51,177	$49,386

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2011 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2011	$5,562	$9,542	$15,104
Payments	(5,306)	(561)	(5,867)
Charges and adjustments	223	(55)	168
Balance at September 30, 2011	$479	$8,926	$9,405

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

The associate-related charges of $3.4 million resulted from the termination of associates in the United States, Australia, and Europe.  Of the $3.4 million accrued, $0.4 million remained accrued at September 30, 2011. These amounts are expected to be paid out during fiscal 2012.

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

As part of restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2011 is $8.9 million.

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

On April 26, 2011 a lawsuit styled Macomb County Employees’ Retirement System v. Acxiom Corporation, et al was filed in the United States District Court for the Eastern District of Arkansas against the Company and certain current and former officers and a director of the Company. The action sought to be certified as a class action covering persons who acquired Acxiom stock between October 27, 2010 and March 30, 2011. The action purported to assert claims that the defendants violated federal securities laws by not properly disclosing that the Company was experiencing a significant decline in its International operations and that the Company failed to properly and timely account for impaired assets related to its International operations. On August 29, 2011, the attorneys for the plaintiff filed a notice of voluntary dismissal of all claims asserted.

The Company is involved in various other claims and legal actions in the ordinary course of business.  In the opinion of management, the ultimate disposition of all of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 29 years of $133.9 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2011 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.3 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2012 is approximately 40%, excluding the loss on the MENA disposal, for which there is no tax benefit.

At September 30, 2011, the Company had $3.1 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.5 million.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2011, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$11,228	$-	$-	$11,228
Total assets	$11,228	$-	$-	$11,228

Liabilities:
Other current liabilities	$11,228	$-	$-	$11,228
Other liabilities	-	1,192	-	1,192
Total liabilities	$11,228	$1,192	$-	$12,420

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

As the Company completes the second quarter of fiscal 2012 the Company is in a management transition.  The Company named a new chief executive officer on July 25, 2011 and is actively recruiting a new chief financial officer.

Highlights of the quarter ended September 30, 2011 are identified below.

•	Revenue of $300.0 million, an increase of 2.9% from $291.7 million in the second fiscal quarter a year ago.

•	Total operating expenses were $271.1 million for the quarter, a 2.5% increase compared to $264.4 million in the same quarter a year ago.

•
During the current quarter, the Company disposed of its ownership interest in Acxiom MENA - its operations in the Middle East.  The Company recorded a net loss on disposal of $2.5 million in gains, losses, and other items, net, and $0.9 million in net loss attributable to noncontrolling interest.

•	Gross margin was 23.6% compared to 23.2% in the same quarter a year ago.

•	Income from operations increased 6.0% to $28.9 million compared to $27.3 million in the same quarter a year ago.

•	Pre-tax earnings increased 9.9% to $23.3 million, compared to $21.2 million in the same quarter a year ago.

•	Diluted earnings per share attributable to Acxiom shareholders were $0.15 compared to $0.16 in the same quarter a year ago.

•	Operating cash flow was $57.7 million compared to operating cash flow of $43.0 million for the same quarter a year ago.

•	The Company made term loan prepayments of $75.0 million.

•	The Company acquired 3.7 million shares of its stock for $39.1 million as part of a stock repurchase program.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2011.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
	For the quarter ended September 30			For the six months ended September 30
	2011	2010	% Change	2011	2010	% Change
Revenue
Services	$230.6	$225.6	2%	$456.3	$436.3	5%
Products	69.4	66.1	5%	132.7	125.8	6%
	$300.0	$291.7	3%	$589.0	$562.1	5%
Total operating costs and expenses	271.1	264.4	(2)%	537.8	512.7	(5)%
Income from operations	$28.9	$27.3	6%	$51.2	$49.4	4%
Diluted earnings per share attributable to Acxiom stockholders	$0.15	$0.16	(6)%	$0.28	$0.28	0%

Revenue
Total revenue increased $8.4 million, or 2.9%, to $300.0 million for the three months ended September 30, 2011 from $291.7 million for the comparable period in fiscal year 2011.  For the six months ended September 30, 2011, total revenue increased 4.8% to $589.0 million.

Services
Services revenue for the quarter ended September 30, 2011 was $230.6 million, representing a $5.0 million increase, or 2.2%, from the same quarter a year ago.  On a geographic basis, International services increased $3.1 million, or 13.9%, while US services increased $1.9 million, or 1.0%.  Excluding favorable exchange rate movements and the impact of the MENA disposal in the current year and the Portugal and Netherlands disposals in the fourth quarter of the prior year, International services increased approximately $3.3 million in the quarter.  The International services increase was attributable to an increase in Europe services.  US revenue increases resulted from growth in the Multi-channel Marketing and Consulting Services lines of businesses.  Excluding Infrastructure Management revenue, US services revenue increased 3.1% compared to the same quarter a year ago with increases in most major US industry verticals.  By line of business, Services revenue increases were primarily in Multi-channel Marketing Services, at $6.6 million or 7.5%; and Consulting Services, at $3.0 million or 29.4%. The Infrastructure Management business, impacted by the loss of a significant contract in the fourth quarter of fiscal 2011, was down $2.1 million or 2.7% for the quarter when compared to the same quarter in the prior year.

Services revenue for the six months ended September 30, 2011 was $456.3 million, representing a $20.0 million increase, or 4.6%, from the same period last year.  On a geographic basis, International services increased $7.3 million, or 17.5%, while US services increased $12.7 million, or 3.2%.  International services revenue includes revenue in the current year related to the Brazil acquisition and revenue in the prior year related to the divested operations of MENA, Portugal, and the Netherlands.  Excluding favorable exchange rate movements and the impact of acquisitions and divestitures, International services increased approximately $5.2 million.  International services business in all geographies experienced an increase during the period.  US revenue increases resulted from growth in the Multi-channel Marketing and Consulting Services lines of businesses.  Excluding Infrastructure Management revenue, US services revenue increased 6.0% during the six months ended September 30, 2011 as compared to the same period a year ago, with increases in most major US industry verticals.  By line of business, Services revenue increases were primarily in Multi-channel Marketing Services, at $15.2 million or 8.9%; and Consulting Services, at $4.2 million or 20.7%. The Infrastructure Management business, impacted by the loss of a significant contract in the fourth quarter of fiscal 2011, was down $2.1 million or 1.3% for the six months ended September 30, 2011 when compared to the same period a year ago.

Products
Products revenue for the quarter ended September 30, 2011 was $69.4 million, representing a $3.3 million or 5.0% increase from the same quarter a year ago.  International operations increased $2.5 million compared to the prior-year quarter.  Excluding the impact of favorable exchange rates and the disposal of the Portugal and Netherlands businesses, International products revenue increased $1.5 million.  The increase resulted from increases in project activity in Europe.  In the US, product revenue increased $0.8 million, or 1.6%.  Consumer Insights revenue increased approximately 1.9% in the quarter ended September 30, 2011 as compared to the prior-year quarter, as most US markets had increases in project-related activity.

Products revenue for the six months ended September 30, 2011 was $132.7 million, representing a $6.9 million or 5.5% increase compared to the same period last year.  International operations increased $2.6 million during the period.  Excluding the impact of favorable exchange rates and divestitures, International products revenue increased approximately $1.0 million due to stronger second quarter results in Europe.   In the US, product revenue increased $4.3 million, or 4.4%.  Consumer Insights revenue increased approximately 5.0% in the period as most US markets had increases in project-related activity.  Background screening revenue increased 2.5% in the period.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2011	2010	% Change	2011	2010	% Change
Cost of revenue
Services	$181.1	$175.7	(3)%	$361.6	$340.3	(6)%
Products	48.0	48.3	1%	96.8	94.1	(3)%
Total cost of revenue	$229.1	$224.0	(2)%	$458.4	$434.4	(6)%
Selling, general and administrative	39.5	40.3	2%	76.7	78.3	2%
Gains, losses and other items, net	2.5	0.1		2.7	-
Total operating costs and expenses	$271.1	$264.4	(2)%	$537.8	$512.7	(5)%

	For the quarter ended September 30		For the six months ended September 30
	2011	2010	2011	2010
Gross profit margin
Services	21.5%	22.1%	20.8%	22.0%
Products	30.9	26.9	27.0	25.2
Total gross profit margin	23.6%	23.2%	22.2%	22.7%
Operating profit margin	9.6%	9.4%	8.7%	8.8%

Cost of services revenue of $181.1 million during the current quarter represents an increase of $5.4 million, or 3.1% compared to the same quarter a year ago.  Gross margin for services revenue decreased from 22.1% to 21.5%.  Margins in the current quarter were negatively impacted by the impact of the lost outsourcing contract in the fourth quarter of fiscal 2011, the additional delivery resources required to support current business, and a shift in the mix of services revenue.  US services gross margins decreased from 24.2% for the quarter ended September 30, 2010 to 22.6% for the quarter ended September 30, 2011 primarily due to increasing delivery costs, while International services gross margins were 13.9% compared to 1.9% a year ago due to improved results in Brazil and the disposal of MENA.

Cost of services revenue of $361.6 million for the six months ended September 30, 2011 represents an increase of $21.2 million, or 6.2% compared to the same period last year.  Gross margin for services revenue decreased from 22.0% to 20.8%.  Margins were negatively impacted by the impact of the lost outsourcing contract in the fourth quarter of fiscal 2011, the additional delivery resources required to support current business, and a shift in the mix of services revenue.  US services gross margins decreased from 24.0% for the six months ended September 30, 2010 to 22.6% for the six months ended September 30, 2011 primarily due to lost business and increasing delivery costs, while International services gross margins were 6.8% compared to 2.7% a year ago due to improved results in Europe and the disposal of MENA.

Cost of products revenue of $48.0 million during the current quarter represents a decrease of $0.4 million, or 0.7% compared to the same quarter a year ago.  Products revenue gross margins increased to 30.9% during the quarter from 26.9% in the same quarter a year ago.   Both US and International businesses had increasing margins due to lower costs in the US and increasing leverage from Europe revenue increases.  Cost of products revenue of $96.8 million during the six months ended September 30, 2011 represents an increase of $2.7 million, or 2.9% compared to the same period last year.  Products revenue gross margins increased to 27.0% for the six months ended September 30, 2011 from 25.2% during the same period a year ago.   Both US and International businesses had increasing margins due to increasing leverage from revenue increases.

Selling, general, and administrative expenses were $39.5 million for the quarter ended September 30, 2011.  This represents a 1.8% decrease compared to $40.3 million reported in the prior-year same quarter.  As a percent of total revenue, these expenses were 13.2% compared to 13.8% a year ago.  Selling, general, and administrative expenses were $76.7 million for the six months ended September 30, 2011.  This represents a $1.6 million decrease from the same period last year.  As a percent of total revenue, these expenses were 13.0% compared to 13.9% a year ago.  Costs were relatively flat in both the US and International operations.  Lower non-cash stock compensation costs due to executive changes and lower marketing expenses impacted selling, general, and administrative expenses during the period.  Some components of selling, general, and administrative expenses, such as sales commissions, are more variable than others and fluctuate as revenue and sales activity move.

The current year balance, on a quarter and year-to-date basis, of gains, losses and other items, net primarily represents the $2.5 million net loss related to the disposal of the MENA operations.  The loss is primarily attributable to the forgiveness of debt to the MENA operations, including a $1.0 million cash payment as part of the disposition.

Other Income (Expense)
Interest expense for the quarter ended September 30, 2011 was $4.7 million compared to $6.3 million in the same quarter a year ago.  The decrease results from a decline in the average balance of the term loan of approximately $160 million, while the average interest rate remained relatively flat.  Interest on other debt, such as capital leases, also remained relatively flat.    Interest expense for the six months ended September 30, 2011 was $10.2 million compared to $12.2 million in the same period last year.  The decrease results from a decline in the average balance of the term loan of approximately $120 million, while the average interest rate remained relatively flat.  Interest on other debt, such as capital leases, also remained relatively flat.  During the six months ended September 30, 2011, the Company pre-paid $100 million of the term loan.

Other income (expense) was $1.0 million expense in the current quarter compared to $0.1 million income in the prior-year quarter.  Other expense was $1.1 million and $0.3 million in the current and prior-year six-month periods, respectively.  Both in the current and prior-year quarters and six-month periods, other income and expense was comprised primarily of interest income on notes receivable and investment income along with foreign currency transaction gains and losses.  Other income (expense) for the current year was negatively impacted by foreign currency transaction losses on balances in Brazil, Europe, and Australia.

Income taxes
The effective tax rate for the quarters ended September 30, 2011 and 2010 was 44% and 40%, respectively.  The effective tax rate for the six months ended September 30, 2011 and 2010 was 42.4% and 40%, respectively.  The current period rate, on a quarter and year-to-date basis, was 40% excluding the impact of the loss on disposal of MENA, for which there is no tax benefit.  The tax rates in both current and prior-year periods were impacted by losses in certain foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2011 totaled $143.7 million compared to $229.8 million at March 31, 2011.  Total current assets decreased $90.2 million due to decreases in cash and cash equivalents of $87.9 million, primarily related to the prepayment of debt, and refundable income taxes of $7.4 million, offset by increases in trade accounts receivable of $4.8 million.  Current liabilities decreased $4.1 million due to decreases in trade accounts payable of $2.0 million, accrued payroll and related expenses of $7.8 million, and deferred revenue of $3.2 million offset by increases in other accrued expenses of $6.0 million, and income taxes of $3.0 million.

The Company made prepayments on its term loan of $75.0 million during the quarter ended September 30, 2011 and has made total prepayments on the term loan of $100.0 million during the six months ended September 30, 2011.

Accounts receivable days sales outstanding was 56 days at September 30, 2011 compared to 53 days at March 31, 2011, and is calculated as follows (dollars in thousands):

	September 30, 2011	March 31, 2011
Numerator – trade accounts receivable, net	$181,423	$176,654
Denominator:
Quarter revenue	300,034	298,796
Number of days in quarter	92	90
Average daily revenue	$3,261	$3,320
Days sales outstanding	56	53

Net cash provided by operating activities was $90.5 million for the six months ended September 30, 2011, an increase of $30.5 million from the same period a year ago.  The increase primarily resulted from favorable working capital changes and decreases in cost deferrals of approximately $21.8 million resulting from decreased Infrastructure Management contract migration activity.

Investing activities used $32.1 million in cash during the six months ended September 30, 2011.  This resulted from capital expenditures of $24.7 million, capitalization of data acquisition costs of $4.6 million, and capitalization of software development costs of $1.5 million.  Additionally, during the current quarter, a $1.0 million payment was made to MENA upon disposition of Acxiom’s interest in the business.  Cash paid in acquisitions of $12.9 million in the same period last year represents the acquisitions of Acxiom Brazil and a digital marketing company in Australia.

Financing activities used $145.4 million in the six months ended September 30, 2011.  Payments of debt of $113.8 million include term loan prepayments of $100.0 million, capital lease and installment credit payments of $9.0 million, software and data license payments of $0.5 million and other debt payments of $4.3 million.  The current period also includes the acquisition of $34.1 million of Company stock pursuant to the Board of Directors’ approved stock repurchase plan.  The Company purchased 3.7 million shares at a cost of $39.1 million, of which $34.1 million was paid during the current period.  The remaining $5.0 million is included in other accrued expenses as of September 30, 2011 and was paid when the trades settled in October 2011.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $4.7 million in the six months ended September 30, 2011, compared to $17.7 million in the same period last year.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $232.5 million due March 15, 2015.  The revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at September 30, 2011 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at September 30, 2011 was 3.7%.  Outstanding letters of credit at September 30, 2011 were $0.4 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2011, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into a swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2011 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2011.

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At September 30, 2011 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.3 million.

Outstanding letters of credit which reduce the borrowing capacity under the Company’s revolving credit facility were $0.4 million at September 30, 2011.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2011 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $3.1 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $1.2 million as the Company is not able to predict the periods in which these payments will be made. The column for 2012 represents the six months ending March 31, 2012.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2012	2013	2014	2015	2016	Thereafter	Total
Term loan	$3,000	$6,000	$6,000	$237,000	$-	$-	$252,000
Capital lease and installment payment obligations	8,546	14,191	5,515	1,331	862	8,094	38,539
Software license liabilities	2,426	1,768	-	-	-	-	4,194
Other long-term debt	1,326	2,688	1,608	1,663	7,314	3,451	18,050
Total long-term obligations	15,298	24,647	13,123	239,994	8,176	11,545	312,783
Operating lease payments	10,892	21,964	20,401	15,448	12,588	52,647	133,940
Total contractual cash obligations	$26,190	$46,611	$33,524	$255,442	$20,764	$64,192	$446,723

	For the years ending March 31
	2012	2013	2014	2015	2016	Thereafter	Total
Total purchase commitments	$41,830	$34,639	$16,499	$14,191	$10,453	$3,030	$120,642

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2012 of $8.8 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2011 (dollars in thousands):

Guarantee on certain partnership and other loans	1,263
Outstanding letters of credit	374

The total amount of partnership and other loans of which the Company guarantees the portion noted in the above table is $5.0 million as of September 30, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2013 and we do not expect the adoption will have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2013.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2013 and we do not expect the adoption will have a material impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2011 and March 31, 2011, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

As of September 30, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our principal financial and accounting officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our principal financial and accounting officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/11 – 7/31/11	0	n/a	0	$0
8/1/11 – 8/31/11	68,400	11.06	68,400	49,243,304
9/1/11 -- 9/30/11	3,636,500	10.54	3,636,500	10,918,137
Total	3,704,900	10.55	3,704,900	$10,918,137

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  Under this common stock repurchase program, the Company may purchase up to $50 million worth of its common stock over the twelve-month period ending August 23, 2012.

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

10.1
Employment Agreement between the Company and Scott E. Howe dated July 26, 2011 (previously filed on July 27, 2011, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.2
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.3
Form of Performance Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.4
Form of Stock Option Grant Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.4 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.5
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.5 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Statements of Income for the six months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Balance Sheets at September 30, 2011, and March 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, (v) Condensed Consolidated Statement of Equity and Comprehensive Income for the six months ended September 30, 2011, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

ACXIOM CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  November 8, 2011

By:  /s/Art G. Kellam
(Signature)
Art G. Kellam
Vice President-Finance and Corporate Controller
(principal financial and accounting officer)