Form 10-Q
period 2011-12-31
ACXIOM CORP
filed 2012-02-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [ ]	No [X]

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of February 3, 2012 was 78,188,034.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2011

Part I.           Financial Information                                                                                                                                    Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
as of December 31, 2011 and March 31, 2011 (Unaudited)	4

Condensed Consolidated Statements of Operations
for the Three Months ended December 31, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Operations
for the Nine Months ended December 31, 2011 and 2010 (Unaudited)	6

Condensed Consolidated Statement of Equity and Comprehensive Income
for the Nine Months ended December 31, 2011 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows
for the Nine Months ended December 31, 2011 and 2010 (Unaudited)	8-9

Notes to Condensed Consolidated Financial Statements	10-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II.                      Other Information
Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35-36

Signature	37

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$145,863	$206,973
Trade accounts receivable, net	170,735	171,252
Deferred income taxes	11,516	12,480
Refundable income taxes	-	7,402
Other current assets	52,045	55,668
Assets from discontinued operations	28,440	27,141
Total current assets	408,599	480,916
Property and equipment, net of accumulated depreciation and amortization	253,975	254,670
Software, net of accumulated amortization	14,468	26,030
Goodwill	380,834	397,349
Purchased software licenses, net of accumulated amortization	27,833	38,472
Deferred costs, net	65,760	81,837
Data acquisition costs, net	14,612	17,627
Other assets, net	4,406	9,724
	$1,170,487	$1,306,625
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$27,852	$27,978
Trade accounts payable	28,513	27,530
Accrued expenses
Payroll	41,566	41,784
Other	66,215	73,840
Deferred revenue	69,838	55,921
Income taxes payable	2,144	-
Liabilities from discontinued operations	2,849	2,441
Total current liabilities	238,977	229,494
Long-term debt	256,975	394,260
Deferred income taxes	86,767	84,360
Other liabilities	3,983	7,478
Commitments and contingencies
Equity:
Common stock	11,953	11,777
Additional paid-in capital	854,325	837,439
Retained earnings	490,293	459,096
Accumulated other comprehensive income	11,995	15,991
Treasury stock, at cost	(785,082)	(739,125)
Total Acxiom stockholders' equity	583,484	585,178
Noncontrolling interest	301	5,855
Total equity	583,785	591,033
	$1,170,487	$1,306,625
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended
	December 31
	2011	2010

Revenues	$280,893	$287,905
Operating costs and expenses:
Cost of revenue	215,468	218,474
Selling, general and administrative	34,775	39,229
Impairment of goodwill and other intangibles	17,803	-
Gains, losses and other items, net	(2,671)	(3,640)
Total operating costs and expenses	265,375	254,063
Income from operations	15,518	33,842
Other expense:
Interest expense	(3,883)	(6,006)
Other, net	(98)	(299)
Total other expense	(3,981)	(6,305)
Earnings from continuing operations before income taxes	11,537	27,537
Income taxes	9,700	7,564
Net earnings from continuing operations	$1,837	$19,973
Income from discontinued operations, net of tax	814	441
Net earnings	$2,651	$20,414
Less: Net loss attributable to noncontrolling interest	(5,279)	(409)
Net earnings attributable to Acxiom	$7,930	$20,823

Basic earnings per share:
Net earnings from continuing operations	0.02	0.25
Net earnings from discontinued operations	0.01	0.01
Net earnings	0.03	0.25

Net earnings attributable to Acxiom stockholders	0.10	0.26

Diluted earnings per share:
Net earnings from continuing operations	0.02	0.24
Net earnings from discontinued operations	0.01	0.01
Net earnings	0.03	0.25

Net earnings attributable to Acxiom stockholders	0.10	0.25

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months ended
	December 31
	2011	2010

Revenues	$843,369	$826,529
Operating costs and expenses:
Cost of revenue	654,384	637,545
Selling, general and administrative	107,871	113,125
Impairment of goodwill and other intangibles	17,803	-
Gains, losses and other items, net	38	(3,619)
Total operating costs and expenses	780,096	747,051
Income from operations	63,273	79,478
Other expense:
Interest expense	(14,057)	(18,164)
Other, net	(1,150)	(639)
Total other expense	(15,207)	(18,803)
Earnings from continuing operations before income taxes	48,066	60,675
Income taxes	25,291	20,819
Net earnings from continuing operations	$22,775	$39,856
Income from discontinued operations, net of tax	2,868	2,691
Net earnings	$25,643	$42,547
Less: Net loss attributable to noncontrolling interest	(5,554)	(1,362)
Net earnings attributable to Acxiom	$31,197	$43,909

Basic earnings per share:
Net earnings from continuing operations	0.28	0.50
Net earnings from discontinued operations	0.04	0.03
Net earnings	0.32	0.53

Net earnings attributable to Acxiom stockholders	0.39	0.55

Diluted earnings per share:
Net earnings from continuing operations	0.28	0.49
Net earnings from discontinued operations	0.04	0.03
Net earnings	0.32	0.52

Net earnings attributable to Acxiom stockholders	0.39	0.54

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2011
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock		Additional			other	Treasury Stock
	Number		paid-in	Comprehensive	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	Income	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2011	117,767,535	$11,777	$837,439		$459,096	$15,991	(37,183,774)	$(739,125)	$5,855	$591,033
Employee stock awards, benefit plans and other issuances	889,657	89	10,195	$-	-	-	(220,773)	(2,966)	-	7,318
Restricted stock units vested	872,129	87	(87)	-	-	-	-	-	-	-
Non-cash share-based compensation	-	-	6,778	-	-	-	8,262	132	-	6,910
Acquisition of treasury stock	-	-	-	-	-	-	(4,039,496)	(43,123)	-	(43,123)
Comprehensive income:
Foreign currency translation	-	-	-	(4,190)	-	(4,190)	-	-	-	(4,190)
Unrealized loss on interest rate swap	-	-	-	194	-	194	-	-	-	194
Net earnings (loss)	-	-	-	31,197	31,197	-	-	-	(5,554)	25,643
Total comprehensive income				$27,201
Balances at December 31, 2011	119,529,321	$11,953	$854,325		$490,293	$11,995	(41,435,781)	$(785,082)	$301	$583,785

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended
	December 31
	2011	2010
Cash flows from operating activities:
Net earnings	$25,643	$42,547
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103,240	108,586
Loss (gain) on disposal or impairment of assets	183	(272)
Impairment of goodwill and other intangibles	17,803	-
Deferred income taxes	2,539	4,245
Non-cash share-based compensation expense	6,910	9,897
Changes in operating assets and liabilities:
Accounts receivable, net	(2,763)	(7,913)
Other assets	(202)	(4,590)
Deferred costs	(1,879)	(28,407)
Accounts payable and other liabilities	7,391	(11,653)
Deferred revenue	14,143	11,744
Net cash provided by operating activities	173,008	124,184
Cash flows from investing activities:
Disposition of operations	(1,043)	-
Capitalized software development costs	(3,167)	(3,592)
Capital expenditures	(39,147)	(46,808)
Payments received for investments	370	175
Data acquisition costs	(8,549)	(10,716)
Net cash paid in acquisitions	(255)	(12,927)
Net cash used in investing activities	(51,791)	(73,868)
Cash flows from financing activities:
Payments of debt	(145,768)	(78,089)
Acquisition liability payment	(326)	-
Acquisition of treasury stock	(42,827)	-
Sale of common stock	7,318	7,323
Noncontrolling interests equity contributions	-	480
Net cash used in financing activities	(181,603)	(70,286)
Effect of exchange rate changes on cash	(724)	(198)
Net change in cash and cash equivalents	(61,110)	(20,168)
Cash and cash equivalents at beginning of period	206,973	224,054
Cash and cash equivalents at end of period	$145,863	$203,886

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended
	December 31
	2011	2010
Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,491	$17,728
Income taxes	15,171	22,995
Payments on capital leases and installment payment arrangements	13,687	17,105
Payments on software and data license liabilities	616	1,177
Prepayments of debt	125,000	53,533
Other debt payments	6,465	6,274
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	8,733	22,429
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

On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Systems (AISS), to Sterling Infosystems, a New York-based technology firm.  The sale qualified for treatment as discontinued operations during the current fiscal quarter.  The results of operations and the balance sheet amounts pertaining to the AISS business have been classified as discontinued operations in the condensed consolidated financial statements.  Refer to Note 4, Divestitures, for more information regarding the sale.

During the current quarter ending December 31, 2011, the Company realigned its business segments to better reflect the way management assesses the business.  The Company’s new business segments consist of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The Other Services segment includes the e-mail fulfillment business, the US risk business, and the UK fulfillment business.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):
	For the quarter ended December 31		For the nine months ended December 31
	2011	2010	2011	2010
Basic earnings per share:
Net earnings from continuing operations	$1,837	$19,973	$22,775	$39,856
Net earnings from discontinued operations	814	441	2,868	2,691
Net earnings	$2,651	$20,414	$25,643	$42,547
Net loss attributable to noncontrolling interest	(5,279)	(409)	(5,554)	(1,362)
Net earnings attributable to Acxiom	$7,930	$20,823	$31,197	$43,909

Basic weighted-average shares outstanding	78,189	80,233	80,039	80,007
Basic earnings per share:
Continuing operations	$0.02	$0.25	$0.28	$0.50
Discontinued operations	$0.01	$0.01	$0.04	$0.03
Net earnings	$0.03	$0.25	$0.32	$0.53
Net loss attributable to noncontrolling interest	$(0.07)	$(0.01)	$(0.07)	$(0.02)
Net earnings attributable to Acxiom	$0.10	$0.26	$0.39	$0.55

Diluted earnings per share:
Net earnings from continuing operations	$1,837	$19,973	$22,775	$39,856
Net earnings from discontinued operations	814	441	2,868	2,691
Net earnings	$2,651	$20,414	$25,643	$42,547
Net loss attributable to noncontrolling interest	(5,279)	(409)	(5,554)	(1,362)
Net earnings attributable to Acxiom	$7,930	$20,823	$31,197	$43,909

Basic weighted-average shares outstanding	78,189	80,233	80,039	80,007
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	831	1,865	838	1,606
Diluted weighted-average shares outstanding	79,020	82,098	80,877	81,613
Diluted earnings per share:
Continuing operations	$0.02	$0.24	$0.28	$0.49
Discontinued operations	$0.01	$0.01	$0.04	$0.03
Net earnings	$0.03	$0.25	$0.32	$0.52
Net loss attributable to noncontrolling interest	$(0.07)	$0.00	$(0.07)	$(0.02)
Net earnings attributable to Acxiom	$0.10	$0.25	$0.39	$0.54

Some earnings per share amounts may not add due to rounding.

As of December 31, 2011, the Company had options and warrants outstanding providing for the purchase of approximately 9.9 million shares of common stock together with restricted stock units relating to 1.6 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2011	2010	2011	2010
Number of shares outstanding under options, warrants and restricted stock units	9,515	5,647	9,438	5,969
Range of exercise prices for options and warrants	$12.25-$62.06	$17.76-$62.06	$13.14-$62.06	$16.71-$75.55

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program for a twelve-month period ending August 23, 2012.  Under the repurchase program, the Company could purchase up to $50 million worth of its common stock.  Subsequently, the board of directors authorized the expansion of this existing stock repurchase program, effective December 5, 2011.  Under the expanded program, the Company may purchase up to an additional $39.1 million worth of its common stock, bringing the total amount authorized under the stock repurchase plan to $89.1 million through the period ending December 5, 2012.  Through December 31, 2011, the Company had repurchased 4.0 million shares of its common stock for $43.1 million.  Cash paid for repurchases of $42.8 million differs from the aggregate purchase price due to trades made at the end of the period which were settled subsequent to December 31, 2011.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2011, there were a total of 5.9 million shares available for future grants under the plans.

The Company granted 500,576 stock options in the nine months ended December 31, 2011.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2011 was $6.40.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.4%; expected option life of 6.0 years; expected volatility of 46% and a suboptimal exercise multiple of 1.9.

Option activity for the nine months ended December 31, 2011 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2011	9,526,989	$20.75
Granted	500,576	$13.74
Exercised	(458,856)	$10.69		$411
Forfeited or cancelled	(1,076,875)	$19.07
Outstanding at December 31, 2011	8,491,834	$21.09	4.03	$1,286
Exercisable at December 31, 2011	7,889,944	$21.65	3.66	$1,074

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2012 and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on December 31, 2011.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2011:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	192,102	5.01 years	$8.68	128,102	$8.56
$10.22 - $ 15.00	1,869,658	5.30 years	$12.87	1,391,028	$12.57
$15.10 - $ 19.82	2,094,426	4.01 years	$16.64	2,055,166	$16.62
$20.12 - $ 25.00	2,182,909	4.42 years	$22.94	2,162,909	$22.92
$25.98 - $ 29.30	1,160,510	2.58 years	$26.69	1,160,510	$26.69
$30.93 - $ 39.12	744,134	2.24 years	$35.71	744,134	$35.71
$40.50 - $ 62.06	248,095	2.75 years	$44.08	248,095	$44.08
	8,491,834	4.03 years	$21.09	7,889,944	$21.65

Total expense related to stock options for the nine months ended December 31, 2011 and 2010 was approximately $0.9 million and $2.1 million respectively.  Future expense for these options is expected to be approximately $2.8 million over the next four years.

Restricted Stock Unit Activity
During the nine months ended December 31, 2011, the Company granted non performance-based restricted stock units covering 765,061 shares of common stock with a value at the date of grant of $10.1 million.  Of the restricted stock units granted in the current period, 631,967 vest in equal annual increments over four years and 133,094 vest in one year.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested non performance-based restricted stock unit activity for the period ending December 31, 2011 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	1,195,043	$13.42	2.16
Granted	765,061	$13.26
Vested	(408,007)	$12.86
Forfeited or cancelled	(245,281)	$13.34
Outstanding at December 31, 2011	1,306,816	$13.22	2.23

During the nine months ended December 31, 2011, the Company granted performance-based restricted stock units covering 302,099 shares of common stock with a value at the date of grant of $3.6 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in the current period, 172,945 may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2011 to March 31, 2014.  The remaining 129,154 units represent an inducement award granted to the Company’s chief executive officer.  The chief executive officer may vest in up to 100% of the award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the period ending December 31, 2011 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	586,269	$15.26	0.51
Granted	302,099	$11.85
Vested	(470,779)	$13.02
Forfeited or cancelled	(122,522)	$19.84
Outstanding at December 31, 2011	295,067	$17.06	2.25

The expense related to restricted stock in the nine months ended December 31, 2011 was $6.0 million.  The expense related to restricted stock in the nine months ended December 31, 2010 was $7.8 million.  Future expense for these restricted stock units is expected to be approximately $21.1 million over the next four years.

On January 11, 2012, the board of directors of the Company appointed Warren Jenson the chief financial officer and executive vice president of the Company.  Under the terms of an employment agreement, Mr. Jenson has been granted stock options for 183,958 shares at $13.40 per share, restricted stock units covering 12,390 shares, and performance units for 108,038 shares.  The stock options have a ten-year term and vest ratably over four years.  The restricted stock units vest ratably over four years and the performance shares will vest subject to attainment of performance criteria based on a performance period ending July 26, 2014.  These grants will increase non-cash stock compensation expense by approximately $0.2 million per quarter.

4.           DIVESTITURES:

Prior to July 12, 2011, the Company owned a 51% interest in Acxiom MENA (“MENA”), a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia.  MENA comprised the Company’s Middle East and North Africa operations.  The consolidated net earnings of the Company in the statement of operations included the 49% noncontrolling interests of MENA.  On July 12, 2011, the Company entered into a transaction with MENA’s minority partners to fully dispose of its interest in its MENA subsidiary.  The terms of the disposal included a $1.0 million cash payment to MENA and the release of any claims that the acquirer may have against the Company and an agreement to hold the Company harmless from any future liabilities.  Following the transaction, the Company will have continued involvement primarily related to providing transaction support for a period not longer than two years.  The entity will no longer be a related party of the Company.

The Company recorded a loss on the MENA disposal of $3.4 million in the statement of operations.  Of the $3.4 million loss, $2.5 million is recorded in gains, losses and other items, net and $0.9 million is recorded in net loss attributable to noncontrolling interest.  The deconsolidation of MENA in July 2011 resulted in the elimination of the accumulated deficit attributed to MENA from the Company’s consolidated statement of equity and comprehensive income of $0.9 million.  All goodwill associated with the MENA operations was impaired in the fourth quarter of fiscal 2011, therefore there was no goodwill allocated to the disposed operations.  The revenue associated with the MENA operations for fiscal 2011 was approximately $5.7 million.

Discontinued Operation
On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Systems (AISS), to Sterling Infosystems, a New York-based technology firm for $74 million.  The sale qualified for treatment as discontinued operations during the current fiscal quarter.  The results of operations and the balance sheet amounts pertaining to the AISS business have been classified as discontinued operations in the condensed consolidated financial statements.

The AISS business unit was included in the Information Products segment in the Company’s segment results presented in prior periods.  During the current quarter ending December 31, 2011, the Company realigned its segments and the AISS business unit was included in the Other Services segment.  However, the AISS business unit is excluded from segment results and segregated as discontinued operations.

Summary results of operations of the AISS business unit for the three months and nine months ended December 31, 2011 and 2010, respectively, are segregated and included in income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2011	2010	2011	2010
Revenues	$12,324	$11,205	$38,816	$34,645

Earnings from discontinued operations before income taxes	$1,356	$733	$4,778	$4,483
Income taxes	542	292	1,910	1,792
Income from discontinued operations, net of tax	$814	$441	$2,868	$2,691

The carrying amounts of the major classes of assets and liabilities of the AISS business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the Condensed Consolidated Balance Sheets and are as follows (dollars in thousands):

	December 31, 2011	March 31, 2011
Cash and cash equivalents	$50	$50
Trade accounts receivable, net	7,279	5,402
Other current assets	10	23
Property and equipment, net	512	637
Software, net of accumulated amortization	197	382
Goodwill	20,305	20,305
Purchased software licenses, net of accumulated amortization	19	111
Other assets, net	68	231
Assets from discontinued operations	$28,440	$27,141

Trade accounts payable and accrued expenses	$2,849	$2,441
Liabilities from discontinued operations	$2,849	$2,441

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the nine months ending December 31, 2011 or 2010.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2011	March 31, 2011
Prepaid expenses	$39,186	$40,478
Assets of non-qualified retirement plan	12,096	12,840
Other miscellaneous assets	763	2,350
Other current assets	$52,045	$55,668

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2011	March 31, 2011
Acquired intangible assets, net	$2,229	$6,896
Other miscellaneous noncurrent assets	2,177	2,828
Other assets	$4,406	$9,724

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

The carrying amount of goodwill, by business segment, for the nine months ended December 31, 2011 is presented in the following table (dollars in thousands).

	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2011	$395,018	$-	$2,331	$397,349
Purchase adjustments	1	-	-	1
Goodwill impairment	(13,599)	-	-	(13,599)
Change in foreign currency translation adjustment	(2,845)	-	(72)	(2,917)
Balance at December 31, 2011	$378,575	$-	$2,259	$380,834

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s segments as presented above are the Marketing and Data Services segment, the IT Infrastructure Management segment, and the Other Services segment.  These segments have been revised since the goodwill test was performed at the beginning of the year.  Previously, the Company reported results in two segments, the Information Services segment and the Information Products segment.  Because each of these segments contained both US and International components, and there were differences in economic characteristics between the components in the different geographic regions, management tested a total of seven components.  The goodwill amounts as of April 1, 2011 included in each component tested were:  US Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; US Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

Because of the change in the segments as noted in Note 9, Segment Information, the goodwill previously associated with the Information Products segment is re-allocated among the Marketing and Data Services segment and the Other Services segment.  The goodwill previously associated with the Information Services segment is re-allocated among the Marketing and Data Services segment, the IT Information Management segment and the Other Services segment.  The allocation of goodwill is a complex process that requires, among other things, that management determine the fair value of each reporting unit.  Management has made a preliminary allocation of goodwill among the new segments and expects to finalize the allocation in the fourth quarter of fiscal 2012.  No goodwill has been allocated to the IT Infrastructure Management segment, because the current estimated fair value of that component is approximately equal to its invested capital, excluding any goodwill.  In addition to the goodwill allocated to the segments above, management has allocated $20.3 million to the discontinued operations of AISS, which were a part of the Other Services segment prior to being segregated in the discontinued operations.

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended December 31, 2011, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the previous goodwill test.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the quarter ended December 31, 2011, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero during the current quarter as there is no future expectation of an earn-out payment.  The reduction of the earn-out liability is reflected as a credit to gains, losses and other items, net.

The carrying value of the goodwill and other intangible assets associated with the Brazil operation prior to completion of the impairment test was $14.7 million for goodwill and $4.1 million for other intangible assets.  The Brazil component was previously part of the Information Services segment and is now part of the Marketing and Data Services segment.  The re-allocation of goodwill among segments referred to above did not impact the goodwill assigned to the Brazil component.

Management believes that the estimated valuations arrived at in both the annual and interim tests are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31, 2011	March 31, 2011
Term loan credit agreement	$225,500	$355,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to twelve years	37,868	43,195
Software license liabilities payable over terms up to three years; effective interest rates ranging from approximately 4% to 7%	4,068	4,686
Other debt and long-term liabilities	17,391	19,357
Total long-term debt and capital leases	284,827	422,238
Less current installments	27,852	27,978
Long-term debt, excluding current installments	$256,975	$394,260

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $207.5 million due March 15, 2015.  The revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at December 31, 2011 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at December 31, 2011 was 3.8%.  Outstanding letters of credit at December 31, 2011 were $0.4 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2011, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2009, the Company entered into an interest rate swap agreement.  The agreement provided for the Company to pay interest through July 25, 2011 at a fixed rate of 3.25% plus the applicable credit spread on $95.0 million notional amount while receiving interest for the same period at the LIBOR rate on the same notional amount.  The fair market value of the derivative was zero at inception and at maturity.  The Company recognized no gains or losses associated with this derivative.

On July 25, 2011, the Company entered into a new interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2011 was 0.42%.  The swap was entered into as a cash flow hedge against

LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2011.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2011, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.7 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2011.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.5 million at December 31, 2011 and $5.5 million at March 31, 2011.

9.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  During the current quarter ending December 31, 2011, the Company realigned its business segments to better reflect the way management assesses the business.  The Company’s new business segments consist of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The Other Services segment includes the e-mail fulfillment business, the US risk business, and the UK fulfillment business.

Our chief operating decision maker uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.  The Company evaluates performance of the segments based on segment operating income.  The Company’s calculation of segment operating income does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items.  Because segment operating income excludes certain impairments and gains, losses and other items this measure is considered a non-GAAP financial measure, which is not a financial measure calculated in accordance with generally accepted accounting principles.  Management believes segment operating income is a helpful measure in evaluating performance of the business segments.  While management considers segment operating income to be a helpful measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, measures of financial performance prepared in accordance with GAAP presented elsewhere in the financial statements.  In addition, the Company’s calculation of segment operating income may be different from measures used by other companies and therefore comparability may be affected.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2011	2010	2011	2010
Revenue:
Marketing and data services	$187,822	$188,663	$568,824	$543,200
IT Infrastructure management	77,173	78,994	223,935	227,881
Other services	15,898	20,248	50,610	55,448
Total revenue	$280,893	$287,905	$843,369	$826,529

Income (loss) from operations:
Marketing and data services	$21,819	$21,361	$66,418	$58,085
IT Infrastructure management	9,795	8,588	19,133	18,973
Other services	(964)	253	(4,437)	(1,199)
Corporate	(15,132)	3,640	(17,841)	3,619
Income from operations	$15,518	$33,842	$63,273	$79,478

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2011 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2011	$5,562	$9,542	$15,104
Payments	(5,677)	(945)	(6,622)
Charges and adjustments	230	(66)	164
Balance at December 31, 2011	$115	$8,531	$8,646

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

The associate-related charges of $3.4 million resulted from the termination of associates in the United States, Australia, and Europe.  Of the $3.4 million accrued, $0.1 million remained accrued at December 31, 2011. These amounts are expected to be paid out during fiscal 2012.

The transition charges of $2.7 million resulted from the transition agreement between the Company and its former Chief Executive Officer upon his resignation in March 2011.  According to the agreement, one lump sum payment equal to two times the officer’s annual salary and bonus opportunity was to be paid by the Company.  The entire amount of $2.7 million was accrued at March 31, 2011 and was paid in full in April 2011.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2011 is $8.5 million.

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

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 29 years of $136.7 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At December 31, 2011 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.2 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2012 is approximately 40%, excluding the loss on the MENA disposal, for which there is no tax benefit and excluding the impairment of goodwill and other intangible assets, for which there is only a small deferred tax benefit.

At December 31, 2011, the Company had $3.0 million in gross unrecognized tax benefits, which is included in other liabilities on the balance sheet. This entire amount, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits, and included in the amount above, is $0.5 million.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2011, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,096	$-	$-	$12,096
Total assets	$12,096	$-	$-	$12,096

Liabilities:
Other current liabilities	$12,096	$-	$-	$12,096
Other liabilities	-	698	-	698
Total liabilities	$12,096	$698	$-	$12,794

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

As we complete the third quarter of fiscal 2012 our Company is in a management transition.  We named a new chief executive officer on July 25, 2011, a new chief financial officer on January 11, 2012 and a new chief revenue officer on January 31, 2012.  In addition, we recently announced plans to significantly accelerate investment in product development in fiscal 2013, which management believes will help drive revenue growth in fiscal 2014 and beyond.

Highlights of the quarter ended December 31, 2011 are identified below.

•	Revenue of $280.9 million, a decrease of 2.4% from $287.9 million in the third fiscal quarter a year ago.

•	Income from operations decreased 54.1% to $15.5 million compared to $33.8 million in the same quarter a year ago. Operating margin was 5.5% compared to 11.8% in the same quarter a year ago.

•	Diluted earnings per share attributable to Acxiom shareholders were $0.10 compared to $0.25 in the same quarter a year ago.

•	Operating cash flow was $82.4 million compared to operating cash flow of $64.2 million for the same quarter a year ago.

•
The Company announced the sale of its background screening unit, Acxiom Information Security Systems (AISS).  This transaction closed on February 1, 2012.  As a result of this disposal, AISS results are presented as discontinued operations in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Operations.

•	The Company realigned its segments to report financial results in three business segments – Marketing and Data Services, IT Infrastructure Management and Other Services.

•
The Company recorded $17.8 million in impairment charges related to goodwill and other intangibles related to the Brazil operations.  The related earn-out liability was reduced to zero to reflect the expected outcome of the earn-out calculation.  The net of the impairment charges and the earn-out reduction impacted diluted earnings per share attributable to Acxiom shareholders by $0.12.

•	The Company made term loan prepayments of $25.0 million.

•	The Company acquired $8.7 million of its stock as part of a stock repurchase program.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2011.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):
	For the quarter ended December 31			For the nine months ended December 31
	2011	2010	% Change	2011	2010	% Change
Revenue
Marketing and data services	$187.8	$188.7	0%	$568.9	$543.2	5%
IT Infrastructure management	77.2	79.0	(2)%	223.9	227.9	(2)%
Other	15.9	20.2	(22)%	50.6	55.4	(9)%
	$280.9	$287.9	(2)%	$843.4	$826.5	2%
Total operating costs and expenses	265.4	254.1	(5)%	780.1	747.0	(4)%
Income from operations	$15.5	$33.8	(54)%	$63.3	$79.5	(20)%
Diluted earnings per share attributable to Acxiom stockholders	$0.10	$0.25	(60)%	$0.39	$0.54	(28)%

Segments
During the quarter ending December 31, 2011, the Company realigned its business segments to better reflect the way management assesses the business.  The Company’s new business segments consist of Marketing and Data Services, IT Infrastructure Management, and Other Services.  Designed to address the needs of global marketing leaders and their advertising supply chain partners, these solutions distill actionable insight from today’s high volume of data and enable recognition of customers and high value audiences across the spectrum of addressable communication options.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The Other Services segment includes the e-mail fulfillment business, the US risk business, and the UK fulfillment business.

Revenue
Total revenue decreased $7.0 million, or 2.4%, to $280.9 million for the three months ended December 31, 2011 from $287.7 million for the comparable period in fiscal year 2011.  For the nine months ended December 31, 2011, total revenue increased 2.0% to $843.4 million.

Marketing and Data Services
Marketing and Data Services (MDS) revenue for the quarter ended December 31, 2011 was $187.8 million, representing a $0.8 million, or 0.4%, decrease from the same quarter a year ago.  On a geographic basis, International MDS revenue decreased $3.6 million while US MDS revenue increased $2.8 million, or 1.8%.  Excluding the impact of the Portugal and Netherlands disposals in the fourth quarter of the prior year, International MDS revenue decreased approximately $2.6 million in the quarter.  Foreign exchange rate movements had a nominal impact on revenue.  Lower levels of new business revenue in Brazil and Europe were the primary contributors to the International MDS results.  US MDS revenue results were mixed.  The Retail, Automotive, Media and Technology vertical markets had growth increases of 7%, but this was offset by flat results in the Company’s largest industry vertical market, Financial Services. Year-over-year comparison of Financial Services market revenue was impacted by large project activity in the second quarter of fiscal 2011.

Marketing and Data Services revenue for the nine months ended December 31, 2011 was $568.9 million, representing a $25.6 million, or 4.7%, increase from the same period a year ago.  On a geographic basis, International MDS revenue increased $5.1 million, or 5.6%, while US MDS revenue increased $20.6 million, or 4.5%.  Excluding the impact of the Portugal and Netherlands disposals as well as favorable exchange rate movements, International MDS revenue increased approximately $2.1 million in the period.  A revenue decline in Brazil of approximately $1.2 million was offset by modest increases in the other regions.  In the US, MDS revenue increases were reflected in most industry verticals, in particular the Retail, Automotive, Media and Technology vertical markets.

IT Infrastructure Management
IT Infrastructure Management (IM) revenue for the quarter ended December 31, 2011 was $77.2 million, representing a $1.8 million, or 2.3%, decrease from the same quarter a year ago.  IM revenue for the nine months ended December

31, 2011 was $223.9 million, representing a $3.9 million, or 1.7%, decrease from the same period a year ago.  IM revenue during both the current quarter and the year-to-date period was impacted by the loss of a large contract during the fourth quarter of fiscal 2011.  The contract loss was partially offset by a large one-time project in the current quarter as well as revenue increases from existing clients.

Other Services
Other Services revenue for the quarter ended December 31, 2011 was $15.9 million, representing a $4.4 million, or 21.5%, decrease from the same quarter a year ago.  Excluding the $1.4 million impact of the MENA disposal that occurred during the second quarter of the current fiscal year, Other Services revenue decreased approximately $3.0 million during the current quarter.  Revenue from the UK Fulfillment and US Risk operations were down $1.8 million and $1.0 million, respectively, in the quarter due to lower project revenue with existing customers.  Revenue from other operations in the segment was flat.

Other Services revenue for the nine months ended December 31, 2011 was $50.6 million, representing a $4.8 million, or 8.7%, decrease from the same period a year ago.  Excluding the $2.8 million impact of the MENA disposal that occurred during the second quarter of the current fiscal year, Other Services revenue decreased approximately $2.0 million during the period.  Revenue from the US Risk operation was down $3.1 million, or 29%, in the current period due to lower project revenue with existing customers.  The decline was offset by modest increases in revenue from other operations in the segment.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2011	2010	% Change	2011	2010	% Change
Cost of revenue	$215.5	$218.5	1%	$654.4	$637.5	(3)%
Selling, general and administrative	34.8	39.2	11%	107.9	113.1	5%
Impairment of goodwill and other intangibles	17.8	-		17.8	-
Gains, losses and other items, net	(2.7)	(3.6)	27%	-	(3.6)
Total operating costs and expenses	$265.4	$254.1	(5)%	$780.1	$747.0	(4)%

Operating Margin on income from continuing operations	5.5%	11.8%		7.5%	9.6%

Cost of revenue was $215.5 million for the quarter ended December 31, 2011, representing a decrease of $3.0 million, or 1.4% compared to the same quarter a year ago.  Gross margins decreased from 24.1% to 23.3% in the quarters ending December 31, 2010 and 2011, respectively.  Margins in the quarter were negatively impacted by lower International revenue.  US gross margins decreased from 24.3% to 24.1% in the quarters ending December 31, 2010 and 2011, respectively, primarily due to increasing delivery costs.  International gross margins were 18.4% in the current fiscal quarter compared to 23.2% in the same quarter a year ago primarily due to increasing losses in Brazil.

Cost of revenue was $654.4 million for the nine months ended December 31, 2011, representing an increase of $16.8 million, or 2.6% compared to the same period a year ago.  Gross margins decreased from 22.9% to 22.4% in the nine months ended December 31, 2010 and 2011, respectively.  US gross margins decreased from 24.4% to 23.9% in the nine months ended December 31, 2010 and 2011, respectively, primarily due to increasing delivery costs.  International gross margins were 13.2% for the nine months ended December 31, 2011, compared to 13.4% during the same period a year ago primarily due to increasing losses in Brazil. International margins benefited from the MENA disposal that occurred during the second quarter of the current fiscal year.

Selling, general, and administrative expenses were $34.8 million for the quarter ended December 31, 2011.  This represents an 11.4% decrease compared to $39.2 million reported in the prior-year same quarter.  As a percentage of total revenue, these expenses were 12.4% compared to 13.6% a year ago.  Selling, general and administrative expenses were $107.9 million for the nine months ended December 31, 2011.  This represents a 4.6% decrease compared to $113.1 million reported in the prior year.  As a percentage of total revenue, these expenses were 12.8% compared to 13.7% a year ago.  Lower non-cash stock compensation costs resulting from executive changes and lower marketing and legal expenses impacted selling, general and administrative expenses during both the current quarter and the nine-month period.  Selling, general and administrative expenses were also impacted in the current quarter by a $2.5 million health insurance accrual adjustment to reflect lower actual medical claim experience.  Some components of selling, general and administrative expenses, such as sales commissions, are more variable than others and should be expected to fluctuate as revenue and sales activity fluctuate.

Both the impairment of goodwill and other intangibles of $17.8 million and the credit to gains, losses and other items, net of $2.7 million during the current quarter ended December 31, 2011 relate primarily to the Company’s Brazil operations.  The result of management’s reassessment of the fair value of Brazil operations indicated an impairment of goodwill and other intangibles.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero during the current quarter as there is no future expectation of an earn-out payment.  The final earn-out determination will occur after the June 30, 2012 quarter.  On a year-to-date basis, the $2.6 million gain is offset by a $2.5 million net loss attributed to the forgiveness of debt and $1.0 million cash payment made as part of the MENA disposition.  The prior-year gain of $3.6 million related to adjustments of previously-recorded lease and litigation reserves.

Other Income (Expense)
Interest expense for the quarter ended December 31, 2011 was $3.9 million compared to $6.0 million in the same quarter a year ago.  The decrease results from a decline in the average balance of the term loan of approximately $150 million, while the average interest rate decreased by 25 basis points.  Interest on other debt, such as capital leases, also decreased slightly.    Interest expense for the nine months ended December 31, 2011 was $14.1 million compared to $18.2 million in the same period last year.  The decrease results from a decline in the average balance of the term loan of approximately $130 million, while the average interest rate remained relatively flat.  Interest on other debt, such as capital leases, also remained relatively flat.  During the nine months ended December 31, 2011, the Company pre-paid $125 million of the term loan, including $25 million in the current quarter.

Other expense was $0.1 million in the current quarter compared to $0.3 million in the prior-year quarter.  Other expense was $1.2 million and $0.6 million in the current and prior-year nine-month periods, respectively.  Other expense for the current year was negatively impacted by foreign currency transaction losses on balances in Brazil, Europe, and Australia.

Income taxes
The effective tax rate for the quarters ended December 31, 2011 and 2010 was 84.1% and 27.5%, respectively.  The effective tax rate for the nine months ended December 31, 2011 and 2010 was 52.6% and 34.3%, respectively.  The deferred tax benefit on the Brazil impairment charges of $17.8 million during the current quarter was approximately $1.0 million. There was no tax benefit on the MENA disposition charges, or on the earn-out adjustment of $2.6 million.   In addition, during the prior-year quarter, the Company reduced a reserve for unrecognized tax benefits of approximately $3.5 million due to expiration of the related statute of limitations.  The current and prior year tax rates, on a quarter and year-to-date basis, are approximately 40% excluding the impact of the MENA and Brazil adjustments and the tax reserve benefit.  The normalized tax rates in both current and prior-year periods were impacted by losses in certain foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2011 totaled $169.6 million compared to $251.4 million at March 31, 2011.  Total current assets decreased $72.3 million due to decreases in cash and cash equivalents of $61.1 million, primarily related to the prepayment of debt and the acquisition of Company stock pursuant to the Board of Directors’ approved stock repurchase plan.  Current liabilities increased $9.5 million due primarily to increases in deferred revenue of $13.9 million.  The working capital calculation at both periods includes assets from discontinued operations and liabilities from discontinued operations.  The assets from discontinued operations include both goodwill and property and equipment, net of accumulated depreciation and amortization, components that were previously categorized as long-term assets on the Condensed Consolidated Balance Sheet of the Company.  Since the sale of the discontinued operation is expected to close within a year, these assets are now classified as current assets at both March 31, 2011 and December 31, 2011.

The Company made prepayments on its term loan of $25.0 million during the quarter ended December 31, 2011 and has made total prepayments on the term loan of $125.0 million during the nine months ended December 31, 2011.

Accounts receivable days sales outstanding was 56 days at December 31, 2011 compared to 54 days at March 31, 2011, and is calculated as follows (dollars in thousands):

	December 31, 2011	March 31, 2011
Numerator – trade accounts receivable, net	$170,735	$171,252
Denominator:
Quarter revenue	280,893	287,905
Number of days in quarter	92	90
Average daily revenue	$3,053	$3,199
Days sales outstanding	56	54

Net cash provided by operating activities was $173.0 million for the nine months ended December 31, 2011, an increase of $48.8 million from the same period a year ago.  The increase primarily resulted from favorable working capital changes and decreases in cost deferrals of approximately $26.5 million resulting from decreased IT Infrastructure Management contract migration activity.

Investing activities used $51.8 million in cash during the nine months ended December 31, 2011.  This included capital expenditures of $39.1 million, capitalization of data acquisition costs of $8.5 million, and capitalization of software development costs of $3.2 million.  Additionally, a $1.0 million payment was made to MENA upon disposition of Acxiom’s interest in the business.  Cash paid in acquisitions of $12.9 million in the same period last year represents the acquisitions of Acxiom Brazil and a digital marketing company in Australia.

Financing activities used $181.6 million in the nine months ended December 31, 2011.  Payments of debt of $145.8 million include term loan prepayments of $125.0 million, capital lease and installment credit payments of $13.7 million, software and data license payments of $0.6 million and other debt payments of $6.5 million.  The current period also includes payments of $42.8 million for acquisition of the Company’s stock pursuant to the Board of Directors’ approved stock repurchase plan.  The Company purchased 4.0 million shares at a cost of $43.1 million, of which $42.8 million was paid during the current period.  The remaining $0.3 million is included in other accrued expenses as of December 31, 2011 and was paid when the trades settled in January 2012.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $8.7 million in the nine months ended December 31, 2011, compared to $22.4 million in the same period last year.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan is payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $207.5 million due March 15, 2015.  The revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at December 31, 2011 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at December 31, 2011 was 3.8%.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2011, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2011 was 0.42%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2011.  As of December 31, 2011, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.7 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2011.

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed loans for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  Substantially all of the third-party indebtedness is collateralized by various pieces of real property.  At December 31, 2011 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $1.2 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2011 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $3.0 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $0.7 million as the Company is not able to predict the periods in which these payments will be made. The column for 2012 represents the three months ending March 31, 2012.  All other columns represent fiscal years ending March 31.

	For the years ending March 31
	2012	2013	2014	2015	2016	Thereafter	Total
Term loan	$1,500	$6,000	$6,000	$212,000	$-	$-	$225,500
Capital lease and installment payment obligations	4,489	15,294	6,919	2,210	863	8,093	37,868
Software license liabilities	2,300	1,768	-	-	-	-	4,068
Other long-term debt	663	2,688	1,607	1,663	7,318	3,452	17,391
Total long-term obligations	8,952	25,750	14,526	215,873	8,181	11,545	284,827
Operating lease payments	5,557	23,124	21,726	16,503	13,474	56,308	136,692
Total contractual cash obligations	$14,509	$48,874	$36,252	$232,376	$21,655	$67,853	$421,519

	For the years ending March 31
	2012	2013	2014	2015	2016	Thereafter	Total
Total purchase commitments	$33,769	$43,313	$23,615	$21,101	$14,762	$7,824	$144,384

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2012 of $3.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2011 (dollars in thousands):

Guarantee on certain partnership and other loans	1,243
Outstanding letters of credit	374

The total amount of partnership and other loans of which the Company guarantees the portion noted in the above table is $4.9 million as of December 31, 2011.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  In some cases, the Company also sells software and hardware to clients.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.  Depending on the size of the acquisition it may be necessary to raise additional capital.  If additional capital becomes necessary as a result of any material variance of operating results from projections or from potential future acquisitions, the Company may access available borrowing capacity under its revolving credit agreement, issue debt, equity or hybrid securities, or take a combination of these actions or other actions.  However, the Company may be unable to obtain funding through the issuance of debt, equity or hybrid securities at terms favorable to the Company, or the desired funding may be unavailable.

To help accelerate the pace of product development, the Company plans to significantly increase the level of product investment over the next two years.  The incremental investment for fiscal 2013 could be as much as $30 million with most of that amount being research and development.

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

Valuation of Goodwill and Current-quarter Impairment Charges
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations.  Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, the asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2011 indicated no potential impairment of its goodwill balances.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s segments are the Marketing and Data Services segment, the IT Infrastructure Management segment, and the Other Services segment.  These segments have been revised since the goodwill test was performed at the beginning of the year.  Previously, the Company reported results in two segments, the Information Services segment and the Information Products segment.  Because each of these segments contained both US and International components, and there were differences in economic characteristics between the components in the different geographic regions, management tested a total of seven components.  The goodwill amounts as of April 1, 2011 included in each component tested were:  US Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; US Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

Because of the change in the segments as noted in Note 9, Segment Information, the goodwill previously associated with the Information Products segment is re-allocated among the Marketing and Data Services segment and the Other Services segment.  The goodwill previously associated with the Information Services segment is re-allocated among the Marketing and Data Services segment, the IT Information Management segment and the Other Services segment.  The allocation of goodwill is a complex process that requires, among other things, that management determine the fair value of each reporting unit.  Management has made a preliminary allocation of goodwill among the new segments and expects to finalize the allocation in the fourth quarter of fiscal 2012.  No goodwill has been allocated to the IT Infrastructure Management segment, because the fair value of that component is approximately equal to its invested capital, excluding any goodwill.  In addition to the goodwill allocated to the segments, management has allocated $20.3 million to the discontinued operations of AISS, which were a part of the Other Services segment prior to being segregated in the discontinued operations.

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended December 31, 2011, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the previous goodwill test.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the quarter ended December 31, 2011, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.

The carrying value of the goodwill and other intangible assets associated with the Brazil operation prior to completion of the impairment test was $14.7 million for goodwill and $4.1 million for other intangible assets.  The Brazil component was previously part of the Information Services segment and is now part of the Marketing and Data Services segment.  The re-allocation of goodwill among segments referred to above did not impact the goodwill assigned to the Brazil component.

Management believes that the estimated valuations arrived at in both the annual and interim tests are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s annual impairment test is performed during the first quarter of each fiscal year.  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company also monitors potential triggering events including changes in the business climate in which it operates, attrition of key personnel, volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in future impairment charges.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	management’s current views and estimates regarding the Company’s financial condition and results of operations;

•	that the amounts for restructuring and impairment charges and accruals for litigation will be within estimated ranges;

•	that the cash flows used in estimating the recoverability of assets will be within the estimated ranges;

•	that items which management currently believes are not material will continue to not be material in the future, and

•	that the Company plans to significantly increase the level of product investment over the next two years.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2011 and March 31, 2011, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia, China and Brazil.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from our U.S. operations to our foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments.  Acxiom, at this time, has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of December 31, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our principal financial and accounting officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our principal financial and accounting officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/11 – 10/31/11	0	n/a	0	$0
11/1/11 -- 11/30/11	0	n/a	0	0
12/1/11 – 12/31/11	334,596	12.08	334,596	45,959,345
Total	334,596	12.08	334,596	$45,959,345

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded, effective December 5, 2011.  Under the modified common stock repurchase program, the Company may purchase up to $89.1 million worth of its common stock through the period ending December 5, 2012.  Through December 31, 2011, the Company had repurchased 4.0 million shares of its stock for $43.1 million.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Statements of Income for the nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Balance Sheets at December 31,
2011, and March 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, (v) Condensed Consolidated Statement of Equity and Comprehensive
Income for the nine months ended December 31, 2011, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  February 8, 2012

By:         /s/Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of principal financial and accounting officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the
three months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Statements of Income for the nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Balance
Sheets at December 31, 2011, and March 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, (v) Condensed Consolidated
Statement of Equity and Comprehensive Income for the nine months ended December 31, 2011, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.