Form 10-K
period 2012-03-31
ACXIOM CORP
filed 2012-05-25
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012                                                            OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $735,946,658.  (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 23, 2012, was 76,805,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) of Acxiom Corporation (“Acxiom,” the “Company,” “we” or “us”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).  Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 601 East Third Street, Little Rock, AR 72201.  Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 – F-23 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended ( the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA.   These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•
statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading “Acxiom’s Growth Strategy” in Part I, Item 1 of this Annual Report on Form 10-K;

•
statements of future economic performance, including, but not limited to, those statements contained in Managements’ Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K;

•	statements containing any assumptions underlying or relating to any of the above statements; and

•	statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the SEC;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we won’t be able to properly motivate our sales force or other associates;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we may be unable to quickly and seamlessly integrate our new executive officers;

•	the possibility that we won’t be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we won’t be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

Other factors are detailed from time to time in periodic reports and registration statements filed with the SEC.  The Company believes that we have the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

In light of these risks, uncertainties and assumptions, the Company cautions readers not to place undue reliance on any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

Item 1.  Business

At Acxiom, our vision is to be the most trusted partner for providing actionable customer insights, innovation and impact to global marketing leaders and their suppliers worldwide, so they can make better business decisions and achieve stronger results.

Founded in 1969 in Little Rock, Arkansas, we serve clients around the world from locations in the Asia-Pacific region, Europe, South America and the United States.  Our client list includes many of  the largest organizations in these regions across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit and government.

We excel in relationships with organizations that view the activation, management, and application of data as an integral component of their business decision-making processes. We help these clients with and generate our revenue from the following categories of services, realigned consistently with the company’s long-term strategy: Marketing and Data Services, IT Infrastructure Management, and Other Services.

•
Marketing and Data Services is our largest business segment.  In this business, we refine data to help global marketing leaders make better business decisions and achieve stronger results.  The range of capabilities we provide includes data sourcing; data activation via analytics, integration and enhancement; the building and managing of customer marketing databases; partner integration; and the application of insights to the range of business applications that our clients’ value.  Our offering spans technology, applications and tools, and consulting and analytics.

•
Our IT Infrastructure Management business provides mainframe, server hosting and cloud computing services.  We have unique experience hosting complex, processing-intensive database environments and maintaining a highly secure IT environment.

•
The Other Services segment includes e-mail fulfillment - the execution of email campaigns for our clients; our risk business - providing solutions that combine proprietary, public and third-party information, analytics and advanced technology to assist clients in evaluating, predicting and managing risk and improving operational effectiveness (predominantly in the US); and our UK fulfillment business - providing outsourced call-center operations.

Market Growth Drivers

Empowered consumers have virtually unlimited choices and information creating new opportunities for engagement and value.  But today’s technologically advanced communications can be disruptive to our clients’ loyalty and profit margin performance.  In response, we believe organizations need to develop and control insight about their customers.  They need multidimensional insight – intelligence refined across all relevant data signals - and an enterprise data management platform to activate and evaluate the signals at scale.

Looking forward, these global issues and challenges provide Acxiom with multiple growth opportunities:

•
Big Data Challenges – Organizations will likely continue to struggle with the management, activation and retrieval of data across customer engagement channels. Managing increasing data volume, velocity, veracity, and variety is affecting all parts of the business world.

•
Analytical & Consumer Insight Needs – In addition to managing the data, we believe organizations will be challenged by an increasing demand for business intelligence requiring marketers and business analysts to transform huge stores of structured and unstructured data into insight for operational decision making.

•
Consumer Driven Engagement Model – Consumer empowerment is changing the way marketers engage and disrupting entire business and industry models.  Technologies enable individuals to better choose, receive and reject information across all channels of communication from search engines to blogs to social networking and addressable TV.

•	Global – While the highest absolute advertising spend is in the U.S., we see higher projected growth rates in advertising spend in four other top ten markets.

•
Partner Eco-Systems – The classic agency interaction and media buying models are long gone. Collaboration across the lines of online and offline data, media options, insight, real-time decisioning, recognition, consumer autonomy and privacy - done in a cohesive, efficient fashion - is a necessity for many businesses.

•
Privacy & Compliance – Diligence in the areas of consumer privacy and security is and will continue to be paramount. Threats are increasing, new demands are coming from government agencies and consumer advocacy groups across the world, all increasing the liability every company faces when managing consumer data, thus driving the demand for data, insight and recognition services.

Acxiom’s Growth Strategy

While the terms “big data” and “data management platforms” or “DMPs” have recently become more common, for over 40 years Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results through high-performance, highly scalable, highly secured and privacy-compliant marketing solutions.

We have three fundamental strengths on which to build: (1) excellent and strong client relationships, including relationships with 47 of the Fortune 100 companies and the Business-to-Consumer marketing leaders in key industries including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment; (2) a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business and in many cases have been with Acxiom for decades; and (3) a track record of building strong technology and being an innovator in the marketing services space.

Building upon a strong client roster, a talented team of associates and good technology, our Chief Executive Officer has instituted the following strategic imperatives throughout the Company:

1.
We will reinforce our foundation of people, process and products.  We are building a highly engaged culture around the concept of “PACT”:  Passion, Accountability, Creativity and Teamwork. We also continue to build a high-performance organization aligned to effective and collaborative organizational leadership with clear lines of sight and accountability.

2.
We will maniacally focus on the needs of our highest-value clients.  We will further nurture client relationships, especially through joint development projects and through relationships at the senior levels between client executives and Acxiom’s leadership team.

3.
We will profitably serve the largest global markets, by creating and executing a common way of doing business across markets, with profitability as an unwavering requirement.  We will “internationalize” Acxiom’s offerings, establishing globalization as a design principle.

4.
We will reinforce marketing and data services as our “North Star” and enable a broader partner ecosystem.  We will identify and secure access to emerging data streams, and continuously improve core marketing data technologies, including data onboarding, matching, insights and analytics.  We will be the leader in creating digital marketing databases with advanced audience segmentation and intuitive interfaces for business intelligence and reporting, for global marketing leaders and their suppliers.

5.	We will advance our brand reputation by pursuing intellectual leadership around the most important industry topics.

6.	We will innovate and develop for future differentiation and structural data advantage through a renewed emphasis on data content and data technology.

The centerpiece of our strategy is the Enterprise Data-Management Platform (“EDMP”) a holistic solution for powering the intelligent enterprise. Acxiom’s EDMP provides a technological foundation and the insight “heartbeat” for some of the world’s largest marketers in the real-time, anonymous, consumer-powered world that we live in, both for the present and into the future.

Our Competitive Strengths

We believe our ability to deliver consumer insights enhances our clients’ marketing and business decisions. Acxiom’s abilities and competitive strengths revolve around the following key competencies:

•	Data and Insight

o	Multi-sourced insight into approximately 500 million consumers worldwide

o	Over 500 predictions and likelihoods for nearly every U.S. consumer

•	Partner and Consumer Connections

o	Can responsibly reach nearly 1 billion addresses across a wide range of media and partners

•	Enterprise Data Management, Data Quality and Recognition

o	Manage over 15,000 databases and process roughly 13 trillion transactions a quarter for clients

o	Manage over 2.5 billion customer relationships and maintain over 3.7 billion prospect records for our clients

o	Perform nearly 11 trillion consumer record updates per year (including updates to an estimated 25 trillion individual fields or elements within those records)

•	Strategy, Analytics and Cross-Channel Enablement

o	Perform due diligence on all external sources of data which includes data from hundreds of offline sources and data from over 75,000 websites per year
o	Execute over 800 strategy and analytic projects per year

Privacy Considerations

The growth of the online advertising and e-commerce industries are converging, with consumers expecting a seamless experience across all channels, in real time.   This challenges marketing organizations to balance the deluge of data and demands of the consumer with responsible, privacy-compliant methods of managing data internally and with advertising technology intermediaries.

We have policies governing Acxiom’s use of data that we believe reflect leading best practices and actively promote a set of effective privacy guidelines for direct marketing via all channels of addressable media, e-commerce, risk management and information industries as a whole. We are certified under the European Union Safe Harbor and contractually comply with other international data protection requirements to ensure the continued ability to process information across borders. We have a dedicated team in place to oversee our compliance with the privacy regulations that govern our business activities in the various countries in which we operate.

The U.S. Congress continues to debate privacy legislation, and there are many different types of privacy legislation pending in the 50 states. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being contemplated.

We expect the trend of enacting and revising data protection laws to continue and that new and expanded privacy legislation in various forms will be implemented in the U.S. and in non-U.S. countries around the globe. We are supportive of legislation that codifies the current industry guidelines of meaningful transparency for the individual and appropriate choices regarding whether information related to that individual is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Clients

Our client base consists primarily of Fortune 1000 companies and organizations in the financial services, insurance, information services, direct marketing, retail, consumer packaged goods, technology, automotive, healthcare, travel and communications industries as well as in non-profit and the government sectors. We seek to maintain long-term relationships with our clients, many of which typically operate under contracts with initial terms of at least two years. We have historically experienced high retention rates among our clients.

Our ten largest clients represented approximately 35% of our revenue in fiscal year 2012.  No single client accounted for more than 10% of the revenues of the Company as a whole.

Sales and Marketing

The process of buying marketing services has become more complex and therefore requires a more collaborative decision process between client and provider. As such, our approach to sales and marketing is strategy-led and client-intimate. We generally employ both a diagnostic approach, guided by client needs, and a prescriptive approach, which focuses on proven ideas.

Our Global Client Services organization focuses on new business development across all markets – sales to new clients and sales of new lines of business to existing clients, as well as revenue growth within existing accounts.  We organize our go-to-market model around industries, as we believe that understanding and speaking to the nuances of each industry is the most effective way to positively impact our clients’ businesses.

The focus of our marketing efforts is to disseminate our thought leadership.  We do this by promoting topical points of view across multiple touch points and by fueling our sales efforts with prescriptive insights.

Business Segments

We report segment information consistent with the way we internally disaggregate our operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

During fiscal 2012, we realigned our business segments to better reflect the way management assesses the business.  Our business segments now consist of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Marketing and Data Services segment includes our global lines of business for Customer Data Integration, Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The Other Services segment includes the e-mail fulfillment business, the US risk business, and the UK fulfillment business.

We evaluate performance of the segments based on segment operating income, which excludes certain gains, losses and other items.  Information concerning the financial results of our fiscal year 2012 business segments is included in note 17 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

Financial information about geographic areas in which we operate, including revenues generated in foreign regions and long-lived assets located in foreign regions, is set forth in note 15, “Foreign Operations” of the Notes to Consolidated Financial Statements, which is attached to this Annual Report as part of the Financial Supplement.

Competition

Marketing and Data Services –We believe that we are a global leader in marketing and data services.

Our traditional competitors for data and marketing services have been database marketing services providers.  We find that the competitive landscape is becoming more complex and now includes database marketing services providers, direct marketing and CRM agencies, digital agencies, technology consultants, business process outsourcers, analytics consultants, management consultants and digital pure plays, as well as in-house IT departments.

Different types of competitors have different core competencies and assets that they bring to bear. We compete for both broad-based and specific solutions.  Our competitors can vary depending on the type of solution we are competing for.  Generally, competition is based on the quality and reliability of the offering, whether the strategy will deliver the desired business results for the client, historical success and market presence.  Competition for more granular offerings is based on variables that are more specific.  With regard to data products in our Consumer Insights Solutions business, for example, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that our clients need, and, to a lesser extent, pricing.

In local markets outside the United States, we face both global players as well as local market players.  Local market players vary between those offering a range of services and those who may compete with Acxiom in more limited areas, such as for data products or data integration services.

We continue to focus on levers to increase our competitiveness  and  believe that investing in the product and technology platform of our marketing and data services business is a key to our continued success.  Further, we believe that focusing our sales on the range of Acxiom capabilities -- spanning technology, applications and tools, and consulting and analytics -- that enable us to refine data to help global marketing leaders make better business decisions and drive stronger results, will help us to continue to provide competitive differentiation.

IT Infrastructure Management – In the IT Infrastructure Management market, we compete with managed IT and full service cloud providers, where competition is grounded in technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, scale, quality and reliability of services, project management capabilities, processing environments and price.

Other Services – Competition in our e-mail fulfillment business comes from a range of stand-alone email service providers as well as traditional marketing services providers with proprietary email platforms.  Competition is based on a number of factors including complexity of email program, agency services requirements, quality and differentiation of the platform offering, desired integration with a client’s marketing database, price, and the client’s alignment with Acxiom’s strategy.

Competition in our risk business comes from traditional data providers with risk divisions; companies specializing in broad risk management solutions; and companies with various niche risk businesses.  Competition is based primarily on range of offering, reliability and price.

Competition for our UK fulfillment business comes from both in-house call centers as well as from other out-sourced call centers.  Competition is based primarily on range of offering, reliability, agility/responsiveness to client needs and price.

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

The complexity and uncertainty regarding the development of new technologies affect our business greatly, as does the loss of market share through competition, or the extent and timing of market acceptance of innovative products and technology.  We are also potentially affected by:

▪	Longer sales cycles for our solutions due to the nature of that technology as an enterprise-wide solution;

▪	The introduction of competent, competitive products or technologies by other companies;

▪
Changes in the marketing mix away from direct mail and toward alternate channels such as online advertising which, if we fail to address with new offerings, could result in lower revenues and profit margins;

▪	The ability to protect our proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

▪	The impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geographies where our products and services are deployed.

Further discussion of factors that could affect our competitive position are discussed in Item 1A “Risk Factors” below.

Seasonality and Inflation

Historically, our marketing and data services business has experienced the lowest revenue in the first quarter of each fiscal year.  In order to minimize the impact of these fluctuations, we continue to pursue long-term contracts with more stable revenue.

Although we cannot accurately determine the amounts attributable to inflation, we are affected by inflation through increased costs of compensation and other operating expenses.  If inflation were to increase over the low levels of recent years, the impact in the short run would be to cause an increase in costs, which we would attempt to pass on to clients, although there is no assurance we would be able to do so.  Generally, the effects of inflation in recent years have been offset by technological advances, economies of scale and other operational efficiencies.

Pricing

Given the diverse nature of the markets and industries in which our clients operate, we deploy a number of pricing techniques designed to yield acceptable margins and returns on invested capital.  In our top-tier markets, a substantial portion of Acxiom’s revenue is generated from highly customized, outsourced solutions in which prices are dictated by the scope, complexity, nature of assets deployed and service levels required for the individual client engagements.  For mid-tier markets, Acxiom offers pre-packaged or standard solutions for which prices are driven by standard rates applied to the volumes and frequencies of client inputs and outputs.  Some product offerings, such as consumer data or data hygiene, are priced under a transactional model and others are priced under a subscription or license model.  Acxiom’s consulting and analytical services are typically priced per engagement, using a professional services model or on a fee-per-model basis.

Employees

Acxiom employs approximately 6,175 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement. To the best of management’s knowledge, approximately 20 associates are elected members of work councils or trade unions representing Acxiom associates in the EU. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 44, is the Company’s Chief Executive Officer and President and serves on the Company’s Board of Directors.  He joined Acxiom in July 2011.  Prior to joining Acxiom he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows.  From 2007 – 2010, he served as corporate vice president of Microsoft Advertising Business Group. In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  From 2004 – 2007, Mr. Howe was a corporate officer at aQuantive where he managed three lines of business, including Avenue A|Razorfish (one of the world’s largest digital agencies), DRIVE Performance Media (now Microsoft Media Network) and Atlas International (one of

the top two applications for enterprise software for advertising).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He serves on the board of directors of the Center for Medical Weight Loss.  He is a magna cum laude graduate of Princeton University, with a degree in economics, and he earned an MBA from Harvard University.

Warren C. Jenson, age 55, is the Company’s Chief Financial Officer and Executive Vice President.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom’s financial management.  Prior to joining Acxiom, he  served for three years as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002-2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in operational finance and has served as CFO of Amazon.com, NBC and Electronic Arts.  In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and was also awarded Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers, acquisitions and in the development and formulation of strategic partnerships.  His board experience includes Digital Globe (NYSE: DIG); California State Summer School of the Arts; and Marshall School of Business at the University of Southern California.  Mr. Jenson received both an undergraduate degree in accounting and a Master of Accountancy from Brigham Young University.

Nada C. Stirratt, age 46, is the Company’s Chief Revenue Officer and Executive Vice President.  She joined Acxiom in 2012 and is responsible for leading Global Client Services, which includes sales, account management, delivery, operations and consulting across the globe.  Prior to joining Acxiom, she served for two years as chief revenue officer at MySpace, where she led global sales, strategy and advertising operations.  Previously, Ms. Stirratt served for three years as executive vice president of digital advertising at MTV Networks, where she successfully led the company’s aggressive expansion into the digital advertising arena across all properties, overseeing advertising sales, strategy and operations.  Earlier in her career, she was senior vice president and general manager of advertising sales at Advertising.com and also held senior positions with some of the world’s most well known brands, including AOL, Moviefone, Hearst Publications and Condé Nast.  Ms. Stirratt holds a bachelor’s degree in advertising from the University of Illinois.

Philip L. Mui, age 40, is the Company’s Chief Product and Engineering Officer and Executive Vice President.  He joined Acxiom in May 2012 and is responsible for leading the strategic direction, development and management of Acxiom’s global product management and engineering functions.  He also has a decisive role in guiding Acxiom’s renewed investment in research and development.  Before joining Acxiom, he was employed by Google for over six years, most recently as group product manager for Google Analytics.  He also led the development of an annotation infrastructure that underlies Google+, Google Maps Reviews and Ratings, and Google Bookmarks, among other Google products.  Prior to Google, he served in leadership or engineering roles at Stanford Functional Genomics Facility, Oracle Corporation, Microsoft Corporation, Lycos Inc., and a London-based display ads startup.  Mr. Mui has a Ph.D., M.Eng., and S.B. (EECS) from MIT where he was a Whitaker Fellow, Harvard/MIT Health Sciences and Technology Fellow, and National Institute of Health/NLM Fellow.  He also has an M.Phil. (Management) from Oxford University where he was a Marshall Scholar.

Jerry C. Jones, age 56, is the Company’s Chief Legal Officer, Senior Vice President and Assistant Secretary.  He joined Acxiom in 1999, oversees legal and privacy matters and assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009, and he is chairman of the board of the Arkansas Virtual Academy, a statewide online public school, and is a co-founder of uhire U.S.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Cindy K. Childers, age 52, is the Company's Senior Vice President – Human Resources.  She joined Acxiom in 1985.  In her current role, Ms. Childers leads strategic planning and execution in the areas of human resources, business culture, organizational effectiveness, associate development, recruiting and talent management.  Previously, she served as leader of the financial services business unit and oversaw all of the financial and accounting functions of the Company.  Before joining Acxiom, she was a certified public accountant in audit and tax for KPMG Peat Marwick.  Ms. Childers holds a bachelor’s degree in business administration from the University of Central Arkansas.

Timothy J. Suther, age 51, is the Company’s Chief Marketing and Strategy Officer and Senior Vice President.  Mr. Suther joined Acxiom in 2005 and is responsible for the Company’s global marketing, strategy and business development activities.  Previously, he led the Company’s worldwide digital, agency and multichannel marketing services business.  Prior to joining Acxiom, Mr. Suther served for three years at Metavante, a leading provider of banking and payment technology solutions, most recently as senior vice president and general manager of its Response Data Corporation subsidiary, a provider of consumer funds transfer services. For the preceding five years he was president of Protagona Worldwide, a then publicly traded global provider of enterprise marketing software.  Earlier, he held various leadership positions at Unisys, a global information services provider.  He is a member of the Direct Marketing Association board of directors, the board of advisors for Loyalty 360, and the North American advisory board for the CMO Council. He is also a former member of the executive board of directors for the Sam M. Walton College of Business Center for Retailing Excellence at the University of Arkansas, and the former co-chair of the iDirect leadership committee of the Direct Marketing Association.  Mr. Suther holds a degree in finance and marketing from Loras College in Dubuque, Iowa.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.  These risks are not the only ones we face.  Our business operations could also be impaired by additional risks and uncertainties that are not presently known to us or that we currently consider immaterial.

Continued management and key employee turnover or failure to attract and retain qualified management and other personnel could adversely affect our operations.

We have recently experienced significant changes in our executive leadership.  In 2011, we announced the resignations of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Executive Vice President - Sales, Marketing & Consulting.  We have since appointed a new Chief Executive Officer, Scott Howe, in July 2011; a new Chief Financial Officer, Warren Jenson, in January 2012; a new Chief Revenue Officer, Nada Stirratt, also in January 2012; and a new Chief Product and Engineering Officer, Phil Mui, in May 2012. Continuing or unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively.  Furthermore, such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues and net income.

Maintaining the technological competitiveness of our data products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competiveness.  Consumer needs and the business information industry as a whole are in a constant state of change.  For example, in recent years, we have seen a decline in the use of direct mail marketing and an increase in the use of alternative marketing channels such as on-line advertising.  Our ability to continually improve our current processes and products in response to changes in technology and to develop new products and services are essential in maintaining our competitive position, preserving our market share and meeting the increasingly sophisticated requirements of our clients.  If we fail to enhance our current products and services or fail to develop new products in light of emerging technologies and industry standards, we could lose clients to current or future competitors, which could result in impairment of our growth prospects, loss of market share and decreased revenues.

New products and pricing strategies introduced by our competitors in the markets where our products and services are offered could decrease our market share or cause us to lower our prices in a manner that reduces our operating margin and the profitability of our products.

The resources we allocate to each market in which we compete vary, just as do the number and size of our competitors across these markets.  In any given market, our competitors may have significantly greater financial, technical, marketing or other resources allocated to serving customers.  These competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in these markets.  Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business.  In such event, we could experience a decline in market share and be forced to reduce our prices, resulting in lower profit margins for the Company.

Changes in legislative, judicial, regulatory, cultural or consumer environments relating to consumer privacy or information collection and use may limit our ability to collect and use data.  Such developments could cause revenues to decline and adversely affect the demand for our products.

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from the increasing public concern over consumer privacy issues.  In the U.S., both Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data.  In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is being contemplated.  Restrictions are often placed on the use of data upon the occurrence of unanticipated events that rapidly drive the adoption of legislation or regulation.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data.  In the U.S., non-sensitive data is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data.  In Europe the reverse is true.  If the European model were to be adopted in the U.S. it would lead to less data being available and at a higher cost.  The increased costs and decreased availability of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.  Additionally, legislative, regulatory or cultural change could negatively influence, change or reduce our current and prospective clients’ demand for our products and services, which could also adversely affect our results of operations.

A significant breach of the confidentiality of the information we hold or of the security of our computer systems could be detrimental to our business, reputation and results of operations.

We operate complex computer systems that contain personally identifiable data, much of which must be maintained on a confidential basis.  Unauthorized third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems.  We believe that we have taken adequate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.  In the event that our protection efforts are unsuccessful and we experience an unauthorized disclosure of confidential information or the security of such information or our systems is compromised, we could suffer substantial harm.  Such a security breach could result in operation disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues.  Also, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future.  Further, we could be forced to expend significant Company resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations.  In any event, a significant security breach could result in significant harm to our business, financial condition and operating results.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our business is heavily dependent upon highly complex data processing capability.  Our ability to protect our data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is critical to our future.  The online services we provide are dependent on links to telecommunication providers.  We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations.  Any damage to our data centers or any failure of our telecommunications links that causes loss of data center capacity or otherwise causes interruptions in our operations, however, could materially adversely affect our ability to quickly and effectively respond to our clients’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new clients and force us to expend significant Company resources to repair the damage.  Such events could result in decreased revenues, net income, and earnings per share.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients which could lead to a decrease in our operating results.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms.  We compile the remainder of the data that we use from public record sources.  We could suffer material adverse consequences if our data suppliers were to withhold their data from us, which could occur either because we fail to maintain sufficient relationships with the suppliers or if they decline to provide (or are prohibited from providing) such data to us due to legal, contractual, privacy, competition or other economic concerns.  For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if they are acquired by one of our competitors, if legislation is passed restricting the use of the data they provide, or if judicial interpretations are issued restricting use of such data.  Furthermore, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards.  If a substantial number of data suppliers were to withdraw or withhold their data from us, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

If the customer contracts upon which we rely for a significant portion of our revenues are cancelled or if the terms of these contracts were to materially change, or if these customers are negatively impacted by current or future economic conditions, our operating results could suffer.

While a significant amount of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times, and some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates.  In addition, many of these contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice.  There is no guarantee that these clients will renew their contracts upon expiration or will not terminate prior to then.  Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from customers with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these customers is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are even less predictable than with long-term contracts and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with all of our clients and customers or our operating results will suffer.  If a significant customer fails to renew a contract, or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

Our products and services have long and variable sales cycles due to their nature as enterprise-wide solutions.  Failure to accurately predict these sales cycles could impair our ability to forecast operating results, which could result in a decline in the market value of our stock.

Because we have longer sales cycles for our products and solutions, revenues and operating results may vary significantly from period to period.  As purchasers of our products and services, our clients and prospective customers are often faced with a significant commitment of capital, integrating new software and/or hardware platforms and changes in operational procedures, all of which result in long sales cycles and delays in completing transactions.  As a result, it is often difficult to accurately forecast our revenues on a quarterly basis as it is not always possible for us to predict the quarter in which sales will actually be completed.  Our difficulty in predicting revenue, combined with the revenue fluctuations we may experience from quarter to quarter, can adversely affect our stock price.

Our operations outside the U.S. are subject to risks that may harm the Company’s business, financial condition or results of operations.

During the last fiscal year, we received approximately 14% of our revenues from business outside the United States.  As a result of recent dispositions of operations in certain foreign countries, we expect that our revenues from business outside the United States could account for a smaller portion of our revenues in future years.

The cost of executing our business plan in non-U.S. locations is increasingly expensive.  In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost.  In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective customers.  Upon entering these markets, we have to educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets.  Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  As a result of such loan or investment, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments, and we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.  The various risks which are inherent in doing business in the U.S. are also generally applicable to doing business outside of the U.S., but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation and use of information.  Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results.

Failure to favorably negotiate or effectively integrate acquisitions or alliances could adversely affect our business and growth prospects.

From time to time, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships.  While we believe we will be able to successfully integrate newly acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to integrate successfully the services, content, products and personnel of any such transaction into our operations.  In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management.  Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction.  The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

The decline in direct mail business -- which could be negatively affected by rising postal costs, uncertainty regarding the future of the United States Postal Service, the green movement, and the on-going shift to alternative marketing channels -- could occur more rapidly than we are able to offset with new revenues from investments in new products and services, which could, in turn, negatively impact revenue, net income and profit margins.

Postal rate increases are expected to continue to increase from time to time based on the rate of inflation.  The most recent increase in the U.S. was announced in October 2011 and became effective in 2012.  As postal costs continue to rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.

The concerns of direct mailers are further exacerbated by the on-going financial struggles of the United States Postal Service (“USPS”).  In recent years, the USPS has incurred significant financial losses and may, as a result, implement significant changes to the breadth or frequency of its mail delivery.  The USPS recently announced its plan to cut billions of dollars in operating costs by 2015 in hopes of returning to profitability.  The proposed cuts include, among other things, closing approximately half of its mail processing centers across the United States.  These changes are expected to increase mail processing time and slow delivery frequency, which in turn may decrease marketers and the general public’s willingness to continue to use traditional mail, which may negatively impact our direct mail customers and thus the Company’s revenue derived from our traditional direct marketing business.

Additionally, those in the traditional direct mail business, as well as the USPS, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the USPS will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces, which may negatively impact the Company’s revenue derived from our traditional direct marketing business.

Industry consolidations may increase competition for our products and services, which could negatively impact our financial condition and operating results.

We primarily compete against numerous providers of a single service or product in several separate markets.  (See the discussion above under “Competition.”)  Since we offer a larger variety of products and services than most of our competitors, we have been able to successfully compete against them in most instances.  However, the dynamics of the marketplace would be significantly altered if several of these providers were to combine with each other to offer a wider variety of products and services that more directly compete with our portfolio of products and services. If our competitors were to combine forces to create a single-source provider of multiple products and services to the markets in which we compete, we could experience increased price competition, lower demand for our products and services, and loss of market share, each of which could negatively affect our operating results.

Processing errors or delays in completing service level requirements could result in loss of client confidence, harm to our reputation and negative financial consequences.

Processing errors, or significant errors and defects in our products, can be harmful to our business and result in increases in operating costs.  Such errors may result in the issuance of credits to clients, re-performance of work, payment of damages, future rejection of our products and services by current and prospective customers and irreparable harm to our reputation.  Likewise, the failure to meet contractual service level requirements or to meet specified goals within contractual timeframes could result in monetary penalties or lost revenue.  Taken together, these issues could result in loss of revenue and decreases in profit margins as service and support costs increase.

Engagements with certain clients, particularly those with long-term, fixed price agreements, may prove to be more costly than anticipated, thereby adversely impacting future operating results.

The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, are based on estimates and assumptions we make at the time we enter into these contracts.  These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results.  Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.  Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such a contract.  In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals.  Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement which could adversely affect our operating results.

Failure to recover significant, up-front capital investments required by certain client contracts could be harmful to the Company’s financial condition and operating results.

Certain of our client contracts require significant investment in the early stages, which we expect to recover through billings over the life of the contract.  These contracts may involve the construction of new computer systems and communications networks or the development and deployment of new technologies.  Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases.  Failure to successfully meet our contractual requirements under these contracts over their life increases the possibility that we may not recover our capital investments in these contracts.  Failure to recover our capital investments could be detrimental to the profitability of the particular engagement as well as the Company’s operating results.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  We also have operations in Europe, Asia-Pacific and South America.  In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  We do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2013.  The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Marketing and Data Services, IT Infrastructure Management, and Other Services
Little Rock, Arkansas	Two buildings held in fee	Principal executive offices; office space; data center	Marketing and Data Services, IT Infrastructure Management, and Other Services
Foster City, California	Lease	Office space	Marketing and Data Services, Other Services
Broomfield, Colorado	Lease	Office space	Marketing and Data Services, Other Services
Cape Coral, Florida	Lease	Office space	Marketing and Data Services

Downers Grove, Illinois	Lease	Data center; office space	Marketing and Data Services, IT Infrastructure Management
Southfield, Michigan	Lease	Office space	IT Infrastructure Management
Shoreview, Minnesota	Lease	Office space	IT Infrastructure Management
New York, New York	Lease	Office space	Marketing and Data Services, IT Infrastructure Management, and Other Services

Memphis, Tennessee	Lease	Office space	Marketing and Data Services
Nashville, Tennessee	Lease	Office space	Marketing and Data Services

Europe:
London, England	Lease	Office space	Marketing and Data Services
Normanton, England	Lease	Data center; office space	Marketing and Data Services
Sunderland, England	Two leased offices	Data center; fulfillment service center; office space; warehouse space	Marketing and Data Services
Paris, France	Lease	Data center; office space	Marketing and Data Services
Frankfurt, Germany	Lease	Office space	Marketing and Data Services
Munich, Germany	Lease	Office space	Marketing and Data Services

Gdansk, Poland	Lease	Office space	Marketing and Data Services
Warsaw, Poland	Lease	Office space	Marketing and Data Services
Australia:
Sydney, Australia	Lease	Office space	Marketing and Data Services
China:
Shanghai, China	Lease	Office space	Marketing and Data Services
Nantong, China	Lease	Data center; office space	Marketing and Data Services

South America:

Porto Alegre, Brazil	Lease	Office space	Marketing and Data Services

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on the NASDAQ Global Select Market and trade under the symbol ACXM.  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by NASDAQ Online for each quarter in fiscal 2012 and 2011.

Fiscal 2012	High	Low	Dividend Declared
Fourth Quarter	$14.92	$12.04	-
Third Quarter	14.33	9.30	-
Second Quarter	14.37	8.94	-
First Quarter	15.40	11.70	-

Fiscal 2011	High	Low	Dividend Declared
Fourth Quarter	$18.83	$12.58	-
Third Quarter	18.79	15.38	-
Second Quarter	16.75	12.19	-
First Quarter	19.99	14.51	-

Holders

As of May 23, 2012 the approximate number of record holders of the Company’s common stock was 1,960.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders of Acxiom's common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index.  The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2007, and tracks it through March 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/12 – 1/31/12	0	n/a	0	$45,959,345
2/1/12 – 2/29/12	643,143	13.94	643,143	36,996,659
3/1/12 – 3/31/12	1,115,705	14.42	1,115,705	20,912,419
Total	1,758,848	14.24	1,758,848	$20,912,419

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, and again on May 24, 2012.  Under the modified common stock repurchase program, the Company may purchase up to $150 million worth of its common stock through the period ending May 24, 2013.  Through March 31, 2012, the Company had repurchased 5.8 million shares of its stock for $68.2 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2012 (March 31, 2012):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	8,100,9711	$21.10	5,358,736
Equity compensation plans not approved by shareholders	221,1062	13.74	212,204
Total	8,322,077	$20.91	5,570,940

1
This figure represents stock options issued under shareholder-approved stock option plans, 29,111 of which options were assumed in connection with our acquisitions of May & Speh, Inc. in 1998 and Digital Impact, Inc. in 2006.

2
Issued pursuant to the Company’s 2008 and 2011 Nonqualified Equity Compensation Plans described below, which do not require shareholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).

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

The Company adopted the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (the “2011 Plan”) for the purpose of making equity grants to induce new key executives to join the Company.  The Plan replaces the 2008  Plan effective July 25, 2011, and no further grants shall be made under the 2008 Plan.  The awards that may be made under the 2011 Plan include stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, or other stock unit awards.  In order to receive such an award, a person must be newly employed with the Company with the award being provided as an inducement material to their employment, provided the award is first properly approved by the board of directors or an independent committee of the board.  The board of directors and its compensation committee are the administrators of the 2011 Plan, and as such, determine all matters relating to awards granted under the 2011 Plan, including the eligible recipients, whether and to what extent awards are to be granted, the number of shares to be covered by each grant and the terms and conditions of the awards.  The 2011 Plan has not been approved by the Company’s shareholders.

Item 6.   Selected Financial Data

For information pertaining to selected financial data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pp. F-3 – F-23, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both March 31, 2012 and 2011, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

Acxiom has a presence in the United Kingdom, France, Germany, Poland, Australia, China and Brazil.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.   Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pp. F-27 – F-65, which is attached hereto and incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-24 and F-26, respectively, and are incorporated by reference.

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

The Acxiom Board of Directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2012 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in Acxiom's 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears under the heading “Stock Ownership” in Acxiom's 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in Acxiom's 2012 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:
1. Financial Statements.
Page
The following consolidated financial statements of the registrant and its subsidiaries included in the Financial Supplement and the Independent Auditors' Reports thereof are attached hereto. Page references are to page numbers in the Financial Supplement.

Reports of Independent Registered Public Accounting Firm	F-25 - F-26

Consolidated Balance Sheets as of March 31, 2012 and 2011	F-27

Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010	F-28

Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended March 31, 2012, 2011 and 2010	F-29

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010	F-30 - F-31

Notes to the Consolidated Financial Statements	F-32 - F-65

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

10.4	UK Addendum to the 2005 Equity Compensation Plan of Acxiom Corporation adopted by the Compensation Committee of the Board on February 14, 2012

10.5
2008 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 15, 2008, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.6
Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10.7
2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10(g) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and incorporated herein by reference)

10.8	Acxiom Corporation Executive Officer FY 2013 Cash Incentive Plan

10.9
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation previously filed on July 27, 2011, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.10
Form of Performance Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.11
Form of Stock Option Grant Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.4 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.12
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.5 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.13
General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10.14
Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.15
Fourth Amended and Restated Credit Agreement dated as of September 15, 2006, by and among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on September 19, 2006, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.16
First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 13, 2009, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on November 19, 2009, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.17
Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as Owner Trustee under the AC Trust 2001-1 (“Assignor”) and Acxiom Corporation, assigning all of Assignor’s rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.18
Transition Agreement dated March 28, 2011, between Acxiom Corporation and John A. Meyer (previously filed on March 30, 2011, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.19
Retention Agreement dated May 6, 2011, between Acxiom Corporation and Christopher W. Wolf (previously filed on May 9, 2011, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.20
Amended and Restated Employment Agreement dated November 15, 2010, between Acxiom Corporation and John A. Adams (previously filed on November 16, 2010 as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.21
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2011 (previously filed on July 27, 2011 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.22
Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of January 11, 2012 (previously filed on January 11, 2012 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.23	Employment Offer Letter dated January 30, 2012, between Acxiom Corporation and Nada C. Stirratt

10.24	Employment Offer Letter dated April 19, 2012, between Acxiom Corporation and Philip L. Mui

10.25
Acxiom Corporation 2010 Executive Officer Severance Policy (previously filed on November 16, 2010 as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.26
Form of director indemnity agreement (previously filed as Exhibit 10(x) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and incorporated herein by reference)

10.27	Form of officer and director indemnity agreement (previously filed as Appendix C to Acxiom Corporation’s Proxy Statement dated January 22, 1987)

21	Subsidiaries of Acxiom Corporation

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Equity and Comprehensive Income (Loss) for the fiscal years ended March 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACXIOM CORPORATION

Date: May 25, 2012	By:	/s/Warren C. Jenson Warren C. Jenson
Chief Financial Officer & Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
William T. Dillard II*	Director	May 25, 2012
William T. Dillard II

Michael J. Durham*	Director	May 25, 2012
Michael J. Durham

Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	May 25, 2012
Jerry D. Gramaglia

Ann Die Hasselmo*	Director	May 25, 2012
Ann Die Hasselmo

William J. Henderson*	Director	May 25, 2012
William J. Henderson

Scott E. Howe*	Director, CEO & President (principal executive officer)	May 25, 2012
Scott E. Howe

Clark M. Kokich*	Director	May 25, 2012
Clark M. Kokich

Kevin M. Twomey*	Director	May 25, 2012
Kevin M. Twomey

/s/Warren C. Jenson Warren C. Jenson	Chief Financial Officer & Executive Vice President (principal financial and accounting officer)	May 25, 2012

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-24
Reports of Independent Registered Public Accounting Firm	F-25
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2012 and 2011	F-27
Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010	F-28
Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended March 31, 2012, 2011 and 2010	F-29
Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010	F-30
Notes to the Consolidated Financial Statements	F-32

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Years ended March 31,	2012	2011	2010	2009	2008
Statement of operations data:
Revenue	$1,130,624	$1,113,755	$1,063,598	$1,235,711	$1,339,765
Net earnings (loss) from continuing operations	$37,617	$(31,838)	$43,427	$36,498	$(9,624)
Net earnings from discontinued operations, net of tax	33,899	3,396	732	1,006	1,844
Net earnings (loss)	$71,516	$(28,442)	$44,159	$37,504	$(7,780)
Net earnings (loss) attributable to Acxiom	$77,263	$(23,147)	$44,549	$37,504	$(7,780)
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.47	$(0.40)	$0.55	$0.47	$(0.12)
Net earnings from discontinued operations	0.43	0.04	0.01	0.01	0.02
Net earnings (loss)	$0.90	$(0.36)	$0.56	$0.48	$(0.10)
Net earnings (loss) attributable to Acxiom	$0.97	$(0.29)	$0.56	$0.48	$(0.10)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.47	$(0.40)	$0.54	$0.47	$(0.12)
Net earnings from discontinued operations	0.42	0.04	0.01	0.01	0.02
Net earnings (loss)	$0.89	$(0.36)	$0.55	$0.48	$(0.10)
Net earnings (loss) attributable to Acxiom	$0.96	$(0.29)	$0.56	$0.48	$(0.10)
Cash dividend per common share	$0.00	$0.00	$0.00	$0.12	$0.12

As of March 31,	2012	2011	2010	2009	2008
Balance sheet data:
Current assets	$472,005	$480,276	$458,705	$458,522	$384,508
Current liabilities	$265,616	$229,494	$255,056	$254,554	$339,626
Total assets	$1,226,851	$1,306,625	$1,363,420	$1,366,792	$1,471,304
Long-term debt, excluding current installments	$251,886	$394,260	$458,629	$537,272	$575,308
Total equity	$611,855	$591,033	$578,497	$503,414	$496,256

The selected financial data for the periods reported above has been derived from the consolidated financial statements.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes.  Previously reported amounts have been reclassified as a result of the discontinued operations.  The historical results are not necessarily indicative of results to be expected in any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present Management’s Discussion and Analysis of Financial Condition and Results of Operations in seven parts: Introduction and Overview, Results of Operations, Capital Resources and Liquidity, Seasonality and Inflation, Non-U.S. Operations, Critical Accounting Policies, and New Accounting Pronouncements.

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

Effective October 1, 2011, we realigned our business segments to better reflect the way we assess the business.  Our new business segments consist of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The Other Services segment includes the e-mail fulfillment business, the U.S. risk business, and the UK fulfillment business.  The segment results do not include any inter-company transactions.  Additionally, items reported as impairment expense or gains, losses, and other items, net on the consolidated statement of operations are excluded from segment results.

During fiscal 2012 we announced the sale of our background screening unit, Acxiom Information Security Systems (AISS).  This transaction closed on February 1, 2012.  AISS results are presented as discontinued operations in the consolidated balance sheets and the consolidated statement of operations.  Revenue and expenses related to discontinued operations as well as the gain from sale of the business are presented together, net of tax, in the statement of operations for all periods presented.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

As we complete fiscal 2012 and look ahead to 2013, our Company is transitioning to a new executive leadership team.  We named a new chief executive officer on July 25, 2011, a new chief financial officer on January 11, 2012, a new chief revenue officer on January 31, 2012 and a new chief product and engineering officer on April 19, 2012.  During fiscal 2012 we announced plans to significantly accelerate investment in product development in fiscal 2013, which management believes will help drive revenue growth in fiscal 2014 and beyond.

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.131 billion, a 1.5% increase from $1.114 billion in the prior fiscal year.

•	Income from operations was $85.6 million compared to $25.2 million in the prior fiscal year.

•	Earnings from discontinued operations include a pretax gain of $48.4 million, or $30.9 million net of tax, from the sale of AISS.

•	Diluted earnings (loss) per share was $0.47 compared to ($0.40) in the prior fiscal year.

•	Operating cash flow was $229.5 million compared to $166.2 million in the prior fiscal year.

•
The Company recorded $17.8 million in impairment charges related to goodwill and other intangibles related to the Brazil operations.  The related earn-out liability was reduced to zero to reflect the expected outcome of the earn-out calculation.

•
The Company disposed of its ownership interest in Acxiom MENA - its operations in the Middle East.  The Company recorded a net loss on the disposal of $2.5 million in gains, losses, and other items, net, and $0.9 million in net loss attributable to noncontrolling interest in the consolidated statement of operations.

•	The Company recorded $12.6 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.

•	The Company made term loan prepayments of $125.0 million.

•	The Company acquired $68.2 million of its stock as part of a stock repurchase program.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2012.  However, these highlights are not intended to be a full discussion of the Company’s 2012 fiscal year.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2012 is presented below (dollars in millions, except per share amounts):
	2012	2011	2010	% Change 2012-2011	% Change 2011-2010
Revenues	$1,130.6	$1,113.8	$1,063.6	2%	5%
Total operating costs and expenses	1,045.0	1,088.6	966.1	4	(13)
Income from operations	$85.6	$25.2	$97.5	240%	(74)%
Diluted earnings (loss) per share attributable to Acxiom shareholders	$0.96	$(0.29)	$0.56	431%	(152)%

Revenues
The following table presents the Company’s revenue for each of the years in the three-year period ended March 31, 2012 (dollars in millions):
	2012	2011	2010	% Change 2012-2011	% Change 2011-2010
Revenues
Marketing and data services	$771.7	$736.1	$721.2	5%	2%
IT Infrastructure management services	291.5	302.7	276.4	(4)	10
Other services	67.4	75.0	66.0	(10)	14
Total revenues	$1,130.6	$1,113.8	$1,063.6	2%	5%

Total revenue increased 1.5%, or $16.9 million, to $1,130.6 million in fiscal 2012.  Revenue in fiscal 2011 included $9.9 million related to the disposed Portugal, Netherlands, and MENA operations.  Excluding the impact of the disposed operations and the favorable impact of foreign currency translation of $6.3 million, revenue increased 1.7% in fiscal 2012.

Total revenue increased 4.7%, or $50.2 million, to $1,113.8 million in fiscal 2011.   Of the revenue increase, $10.1 million related to the MENA and GoDigital acquisitions.  Excluding unfavorable exchange rate movements of $2.7 million and the acquisition-related revenue, total revenue increased $42.7 million.

Marketing and data service (MDS) revenue increased $35.6 million, or 4.8% in fiscal 2012.  On a geographic basis, International MDS revenue increased $3.7 million, or 2.9%, and U.S. MDS revenue increased $31.9 million, or 5.2%.  Excluding the impact of the disposed Portugal and Netherlands operations of $4.2 million and the favorable impact of foreign currency translation, International MDS revenue increased $1.6 million.  A $1.2 million revenue decline in Brazil was offset by revenue increases in Australia and China.  The increase in U.S. MDS revenue was broad-based, with increases in business activity in most industry verticals, in particular, the Consumer, Convergent, and Financial Services vertical markets.

MDS revenue increased in all lines of business in fiscal 2012.  The largest increases were in Consulting and Agency Services ($14.1 million, or 14.1%) and Marketing Management ($12.1 million or 4.1%).  Increases in the Consumer Insight Products ($4.5 million or 3.1%) and the CDI Services ($4.8 million or 2.3%) lines of business were impacted by a prior year one-time project with a large customer ($4.1 million) and the revenue decline in Brazil.

MDS revenue increased $14.9 million, or 2.1% in fiscal 2011.  On a geographic basis, International MDS revenue decreased $4.8 million, or 3.7% and U.S. MDS revenue increased $19.7 million, or 3.3%.  The decrease in International MDS revenue was primarily in Europe where revenue was down $19.8 million.  The revenue declines in Europe were partially offset by revenue increases in Australia and China and by the GoDigital acquisition in Brazil.  The increase in U.S. MDS was primarily attributable to the retail industry which increased by $20.7 million due mostly to increases with existing clients.

IT Infrastructure management services (IM) revenue decreased $11.1 million, or 3.7%, to $291.5 million in fiscal 2012.  IM revenue decreased $23.5 million primarily as a result of contract losses during the fourth quarter of fiscal 2011 and the fourth quarter of fiscal 2012, partially offset by one-time projects and revenue growth with existing clients.

IM revenue increased $26.3 million, or 9.5% in fiscal 2011.  The increase in IM revenue was due to a major new client that was added during fiscal 2010, as well as other new client wins in fiscal 2010 and fiscal 2011.

Other services (OS) revenue decreased $7.6 million, or 10.2%, to $67.4 million in fiscal 2012.  Excluding the impact of the Mena disposal of $4.4 million, OS revenue decreased $3.3 million during the year.  OS revenue from U.S. Risk operations decreased $3.9 million, or 2.8%, during the year due to lower project volume from existing customers.  The decrease was partially offset by modest increases in other operations.

OS revenue increased $9.0 million, or 13.6% in fiscal 2011.  $4.0 million of the increase was related to the MENA operation, which was included for the full year in fiscal 2011 and only four months in fiscal 2010.  Additionally, the UK fulfillment operation increased by $4.3 million and OS revenue in the U.S. increased by $0.7 million.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2012 (dollars in millions):
	2012	2011	2010	% Change 2012-2011	% Change 2011-2010
Cost of revenue	$869.8	$853.2	$808.8	(2)%	(5)%
Selling, general and administrative	144.8	151.1	158.2	4	4
Impairment of goodwill and other intangibles	17.8	79.7	-	78	(100)
Gains, losses and other items, net	12.6	4.6	(0.9)	(175)	(611)
Total operating costs and expenses	$1,045.0	$1,088.6	$966.1	4%	(13)%

Cost of revenue increased 1.9%, or $16.6 million, to $869.8 million in fiscal 2012.  Gross margins decreased from 23.4% in fiscal 2011 to 23.1% in fiscal 2012.  U.S. gross margins decreased from 24.8% to 24.4% primarily due to increasing compensation and delivery costs.  International gross margins decreased from 15.4% to 15.2% in fiscal 2012 primarily due to increasing losses in Brazil.  International gross margin benefitted in fiscal 2012 from the Mena disposal in the second quarter of the year.

Cost of revenue increased 5.5%, or $44.4 million, to $853.2 million in fiscal 2011.  Gross margins decreased from 24.0% in fiscal 2010 to 23.4% in fiscal 2011.  Margins were negatively impacted by a decline in higher margin Customer Data Integration Services revenue, lost contracts in Europe and negative gross margins on acquired operations in Saudi Arabia and Brazil, offset by cost reductions in Europe.  The fiscal 2011 margin was also impacted by higher than expected migration costs of approximately $10.0 million on a large IM contract.

Selling, general and administrative expense was $144.8 million for the year ended March 31, 2012 representing a $6.3 million, or 4.2%, decrease from the prior year.  As a percent of total revenue, these expenses were 12.8% this year compared to 13.6% in fiscal 2011.  Decreases in 2012 selling, general, and administrative expense resulted from lower non-cash stock compensation costs of $4.1 million due to executive changes as well as lower marketing and legal expenditures during the period.

Selling, general and administrative expense was $151.1 million for the year ended March 31, 2011 representing a $7.0 million decrease from the prior year.  As a percent of total revenue, these expenses were 13.6% in fiscal 2011 compared to 14.9% in fiscal 2010.  Europe costs were approximately $5.1 million lower than the prior year due to cost reductions necessitated by lower revenues.  Offsetting these reductions were expense increases in Australia and China on higher revenue levels.

Impairment of goodwill and other intangibles was $17.8 million for the year ended March 31, 2012.  During the quarter ended December 31, 2011, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the previous goodwill test that was performed as of April 1, 2011.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the quarter ended December 31, 2011, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero as there is no future expectation of an earn-out payment.  The reduction of the earn-out liability is reflected as a credit to gains, losses and other items, net (see note 6).

Impairment of goodwill and other intangibles was $79.7 million for the year ended March 31, 2011.  During the quarter ended March 31, 2011, triggering events occurred which required the Company to test the goodwill associated with its International operations for impairment.  The triggering events were changes to the Company’s projected long-term growth and margins in both Europe and the Middle East and North Africa (MENA), as well as the disposal of the Company’s Portugal and Netherlands operations.  Results of the two-step test indicated impairment associated with these operations, and the Company recorded an impairment charge of $79.7 million, of which $77.3 million was related to goodwill and $2.4 million was related to other intangible assets (see note 6).

Gains, losses and other items, net for each of the years presented are as follows (dollars in thousands):

	2012	2011	2010
Loss (gain) on disposition of operations in Portugal (see note 4)	$(7)	$828	$-
Loss on disposition of operations in Netherlands (see note 4)	30	2,511	-
Loss on disposition of operations in MENA (see note 4)	2,505	-	-
Legal contingency	-	(2,125)	-
Restructuring plan charges and adjustments	12,778	4,435	(1,292)
Earnout liability adjustment (see note 3)	(2,598)	(1,058)	-
Other	(70)	9	348
	$12,638	$4,600	$(944)

Gains, losses and other items, net was $12.6 million in fiscal 2012.  The Company recorded a total of $12.8 million in restructuring charges and adjustments which includes severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.  On July 12, 2011, the Company entered into a transaction with MENA’s minority partners to fully dispose of the Company’s interest in its MENA subsidiary.  The Company recorded a loss on the MENA disposal of $3.4 million in the statement of operations.  Of the $3.4 million loss, $2.5 million is recorded in gains, losses and other items, net and $0.9 million is recorded in net loss attributable to noncontrolling interest.  During fiscal 2012, the Company adjusted the value of the earnout related to the Brazil acquisition from $2.6 million to zero through gains, losses and other items, since there is no expectation of an earnout payment.

Gains, losses and other items, net was $4.6 million in fiscal 2011.  The Company recorded $4.4 million in restructuring charges and adjustments which included severance and other associate-related charges of $3.4 million and executive leadership transition charges of $2.7 million.  These were offset by adjustments to previous restructuring plans of $1.7 million.  In fiscal 2011, the Company entered into an agreement to dispose of the Company’s operations in Portugal.  The Company made a cash payment of $0.9 million as part of the disposal and recorded a loss in gains, losses and other items, net of $0.8 million.  Also in fiscal 2011, the Company entered into an agreement to dispose of the Company’s operations in The Netherlands.  The Company transferred $0.2 million in cash as part of the sale and recorded a loss in gains, losses and other items, net of $2.5 million.  In fiscal 2011, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The value of the earnout related to this acquisition was originally estimated at $3.6 million.  During fiscal 2011, the Company estimated the value of the earnout to have decreased by $1.1 million and recorded the adjustment in gains, losses and other items, net.  The value of the earnout liability was subsequently adjusted to zero in fiscal 2012 since there is no expectation of an earnout payment.

In previous fiscal years the Company accrued a total of $5.0 million for the estimated settlement cost on an ongoing lawsuit.  In fiscal 2011 the Company settled the lawsuit and reversed $2.1 million of the accrual.

The following table shows the balances that were accrued for restructuring plans discussed above, as well as the changes in those balances during the years ended March 31, 2010, 2011 and 2012 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
March 31, 2009	$8,233	$23,932	$32,165
Adjustments	1,026	(1,336)	(310)
Payments	(6,389)	(9,692)	(16,081)
March 31, 2010	$2,870	$12,904	$15,774
Fiscal year 2011 restructuring plan	6,064	-	6,064
Adjustments	(291)	(1,338)	(1,629)
Payments	(3,081)	(2,024)	(5,105)
March 31, 2011	$5,562	$9,542	$15,104
Fiscal year 2012 restructuring plan	9,855	2,652	12,507
Adjustments	271	-	271
Payments	(6,091)	(1,145)	(7,236)
March 31, 2012	$9,597	$11,049	$20,646

Operating Profit and Profit Margins
The following table presents the Company’s operating profit margin by segment for each of the years in the three-year period ended March 31, 2012 (dollars in thousands):
	2012	2011	2010
Operating profit and profit margin:
Marketing and data services	$96,095	$87,254	$79,004
	12.5%	11.9%	11.0%

IT Infrastructure management services	$24,988	$24,467	$22,293
	8.6%	8.1%	8.1%

Other services	$(5,079)	$(2,270)	$(4,699)
	(7.5)%	(3.0)%	(7.1)%

Corporate	$(30,441)	$(84,274)	$944

Total operating profit	$85,563	$25,177	$97,542
Total operating profit margin	7.6%	2.3%	9.2%

Fiscal 2012 operating margins were 7.6% compared to 2.3% in fiscal 2011 and 9.2% in fiscal 2010.  In fiscal 2012, operating margins were impacted less by the $17.8 million impairment of Brazil goodwill and other intangibles than the  $79.7 million impairment of Europe and Mena goodwill and other intangibles in the prior year.  Operating margins were also impacted by restructuring charges of $12.8 million in fiscal 2012, compared to $4.4 million in fiscal 2011.

Fiscal 2011 operating margins were impacted by the goodwill and other intangible write-downs which reduced operating margin by 7.2%, and by the items recorded in gains, losses and other items, net which reduced margins by 0.4%.  Fiscal 2010 margins were impacted by cost savings initiated during both fiscal 2010 and fiscal 2009.

Other Income (Expense), Income Taxes and Other Items
Interest expense was $17.4 million in fiscal 2012, a decrease of $6.4 million from $23.8 million in fiscal 2011.  The decrease primarily relates to a reduction in outstanding borrowing under the Company’s term loan described below.  The Company pre-paid $125 million of the term loan during the year and, as a result, the term loan average balance declined approximately $130 million.  The average interest rate remained relatively flat in fiscal 2012 compared to fiscal 2011.  Interest on other debt, such as capital leases, also decreased slightly.

Interest expense was $23.8 million in fiscal 2011 compared to $22.5 million in fiscal 2010.  The increase is primarily related to an increase in the average rate of approximately 75 basis points, offset by a decline in the average balance of the Company’s term loan of approximately $65 million.  Interest on other debt, such as capital leases, was lower.

Other expense was $1.4 million in fiscal 2012 compared to $1.5 million in fiscal 2011 and other income of $0.4 million in fiscal 2010.  Fiscal 2012 other expense primarily consisted of foreign currency transaction losses.  Fiscal 2011other expense included a $1.6 million impairment of an equity investment.  The remainder of other, net primarily consists of interest and investment income.

Excluding the impact of the goodwill and intangible impairment charges, which were all non-deductible for tax purposes, the fiscal 2012 effective tax rate on continuing operations was 34.5% compared to 39.9% in fiscal 2011 and 42.5% in fiscal 2010.  During fiscal 2012, the Company’s tax expense was reduced by $12.3 million due to utilization of capital losses.  This was offset by an increase in the valuation allowance for foreign deferred tax assets of $5.2 million.  During fiscal 2011, the Company reduced a reserve for unrecognized tax benefits of approximately $3.5 million due to the expiration of the related statute of limitations.  All three fiscal period tax rates were impacted by losses in foreign jurisdictions including the additional foreign losses reflected in gains, losses and other items, net.  The Company does not record the tax benefit of those losses due to uncertainty of future benefit.  Additionally, there was no tax benefit recorded related to the impairment of the equity investment in fiscal 2011.  Removing the impact of the impairment charges, gains, losses and other items, and the impact of the capital losses and valuation allowance increase from the fiscal 2012 tax rate calculation would have resulted in a tax rate of approximately 42%.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital decreased $44.4 million to $206.4 million at March 31, 2012 compared to $250.8 million at March 31, 2011.  Total current assets decreased $8.3 million, resulting primarily from decreases in assets of discontinued operations ($27.1 million) and refundable income taxes ($7.4 million) offset by an increase in cash and cash equivalents ($22.7 million).  Current liabilities increased $36.1 million, primarily resulting from increases in trade accounts payable ($3.5 million), accrued payroll and related expenses ($13.1 million), other accrued expenses ($3.2 million), deferred revenue ($4.0 million), and income taxes payable ($16.4 million), offset by a decrease in liabilities of discontinued operations ($2.4 million).

Cash provided by operating activities was $229.5 million in fiscal 2012 compared to $166.2 million and $239.3 million in fiscal 2011 and 2010, respectively.  Deferred costs were approximately $27.1 million lower in the current fiscal year due to decreased IT Infrastructure Management contract migration activity.  Operating cash flows also benefited from positive working capital movements, primarily in trade and tax payables, accrued payroll, and deferred revenue.  The decrease observed in fiscal 2011 compared to fiscal 2010 resulted from higher earnings, excluding non-cash charges which were offset by lower depreciation and changes in working capital.  Deferred costs were higher in fiscal 2011 due to increased IT Infrastructure Management contract migration activity.

Accounts receivable days sales outstanding (“DSO”) was 54 days at both March 31, 2012 and March 31, 2011, and is calculated as follows (dollars in thousands):

	March 31, 2012	March 31, 2011
Numerator – trade accounts receivable, net	$169,446	$171,252
Denominator:
Quarter revenue	287,255	287,226
Number of days in quarter	91	90
Average daily revenue	$3,157	$3,191
Days sales outstanding	54	54

Investing activities provided $3.4 million cash in fiscal 2012 compared to uses of cash of $90.8 million and $89.3 million in fiscal 2011 and 2010, respectively.  Investing activities reflect net cash received for disposal of operations of $72.4 million in fiscal 2012.  The cash received results from $73.5 million received for disposal of AISS operations, net of $1.1 million cash paid for disposal of Mena operations (see note 4).  Investing activities in fiscal 2011 included $1.1 million in payments made for the disposal of the Portugal and Netherlands operations.  Investing activities in fiscal 2010 also included $1.1 million in proceeds from the sale of fixed assets.  The cash inflow from the disposition of operations in fiscal 2012 was offset by other investing activity of $69.2 million.  Other investing activities included capitalized software development costs of $5.3 million in 2012 compared to $4.6 million and $8.3 million in fiscal 2011 and 2010, respectively; capital expenditures of $51.6 million in 2012 compared to $59.0 million and $57.9 million in fiscal 2011 and 2010, respectively; and data acquisition costs of $12.3 million in 2012 compared to $13.4 million and $18.8 million in fiscal 2011 and 2010, respectively.

Investing activities also reflect net cash paid for acquisitions of $0.3 million in fiscal 2012 compared to $12.9 million and $3.4 million in fiscal 2011 and 2010, respectively.  In fiscal 2011 the Company paid $10.9 million for the purchase of a 70% interest in GoDigital, a Brazilian marketing services business, and paid $1.8 million to acquire 100% of the outstanding shares of XYZ, a digital marketing business operating in Australia and New Zealand.  In fiscal 2010 the Company paid $3.8 million for the acquisition of a 51% interest in the assets of DMS, offset by $0.4 million cash returned from escrow related to the Precision Marketing acquisition.  The remainder of the cash paid for acquisitions each year relates to fees and earnout payments paid on acquisitions made in a previous year.

With respect to certain of its investments in joint ventures and other companies, the Company may provide cash advances to fund losses and cash flow deficits.  The Company may, at its discretion, decide not to provide financing to these investments during future periods.  In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($1.1 million at March 31, 2012). In fiscal 2011, the Company determined that one of its investments was impaired and recorded an impairment charge of $1.6 million in other, net in the consolidated statement of operations.  In the event that declines in the value of its investments occur and continue, the Company may be required to record further impairment charges related to its investments.

On August 29, 2011, the board of directors adopted a common stock repurchase program for a twelve-month period ending August 23, 2012.  Under the repurchase program, the Company had the authority to purchase up to $50 million worth of its common stock.  Subsequently, the board of directors authorized the expansion of this existing stock repurchase program, effective December 5, 2011.  Under the expanded program, the Company may purchase up to an additional $39.1 million worth of its common stock, bringing the total amount authorized under the stock repurchase plan to $89.1 million through the period ending December 5, 2012.  Through March 31, 2012, the Company had repurchased 5.8 million shares of its common stock for $68.2 million under this program.  Cash paid for repurchases of $65.5 million differs from the aggregate purchase price due to trades made at the end of the period which were settled subsequent to March 31, 2012.  There were no share repurchases in fiscal 2011 or 2010.

Financing activities used $209.8 million of cash in fiscal 2012, compared to $92.6 million and $103.7 million in fiscal 2011 and 2010, respectively.  Financing activities in fiscal 2012 included payments of debt of $154.9 million and acquisition of treasury stock as previously described of $65.5 million, offset by $12.2 million in proceeds from the sale of common stock.  Financing activities in fiscal 2011 included $102.1 million in payments of debt offset by $9.3 million in proceeds from the sale of common stock.  Financing activities in fiscal 2010 included $104.5 million in debt payments and $4.6 million in debt financing fees offset by $5.9 million in sales of common stock.  Debt payments include prepayments on the Company’s term loan of $125.0 million in fiscal 2012, $66.0 million in fiscal 2011, and $57.5 million in fiscal 2010.

In each of the fiscal years 2012, 2011 and 2010, the Company has incurred debt to finance the acquisition of property and equipment.  The incurrence of this debt appears on the consolidated statements of cash flows under “supplemental cash flow information.”  Acquisitions under capital leases and installment payment arrangements were $11.2 million in 2012 compared to $23.8 million in 2011 and $24.2 million in 2010.  Payment of this debt in future periods will be reflected as a financing activity.  The Company has also included details of its debt payments within the “supplemental cash flow” information.

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at March 31, 2012 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at March 31, 2012 was 3.8%.  Outstanding letters of credit at March 31, 2012 were $2.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).  The principal factor that could cause the Company to not be able to maintain compliance with its debt covenants would be if the level of operating income (as adjusted for certain non-cash charges, rent expense, and gains, losses, and other items) were to decline, without a corresponding decrease in the Company’s debt levels.  The most likely scenario that could cause such a decrease in operating income would be a significant decrease in revenue, without a decrease in operating expenses.  Management, however, maintains a focus on operating income to mitigate any such risk.  Failure to maintain compliance with debt covenants could lead to the lender declaring the debt to be due and payable immediately, or the Company could be required to renegotiate the debt at terms less favorable than the current terms, and the Company could be required to incur fees and expenses to renegotiate or refinance the debt.  There can be no assurance that if such a failure were to occur, the Company would be able to renegotiate or refinance the debt.

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2012 was 0.56%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of March 31, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.1 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2012.

Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Off-Balance Sheet Items and Commitments
In connection with certain real estate, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At March 31, 2012 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $3.7 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $2.5 million at March 31, 2012 and $0.5 million at March 31, 2011.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2012 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $3.1 million or the future payment against the Company’s non-current interest rate swap liability of $1.1 million, as future payment of these liabilities is uncertain and the Company is not able to predict the periods in which these payments, if any, will be made (dollars in thousands):

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Term loan	$6,000	$6,000	$212,000	$-	$-	$-	$224,000
Capital lease and installment payment obligations	15,881	7,690	3,199	863	1,001	7,092	35,726
Software license liabilities	1,768	-	-	-	-	-	1,768
Other long-term debt	2,687	1,608	1,663	7,318	582	2,870	16,728
Total long-term debt	26,336	15,298	216,862	8,181	1,583	9,962	278,222
Operating lease payments	22,862	21,791	15,851	13,101	12,445	43,679	129,729
Total contractual cash obligations	$49,198	$37,089	$232,713	$21,282	$14,028	$53,641	$407,951

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Total purchase commitments	$62,591	$29,151	$21,865	$14,762	$5,511	$2,314	$136,194

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates interest payments on debt and capital leases for fiscal 2013 of $14.1 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2012 (dollars in thousands):

Loan guarantee	$1,195
Lease guarantee	2,493
Outstanding letters of credit	2,511
Surety bonds	380

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

Acquisitions
On July 1, 2010, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $10.9 million, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement in which the Company may pay up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business had annual revenue of approximately $8 million.  The results of operations for GoDigital are included in the Company’s consolidated results beginning July 1, 2010.

The value of the earnout was originally estimated at $3.6 million.  During fiscal 2011, the Company estimated the value of the earnout to have decreased by $1.1 million and recorded the adjustment in gains, losses and other items, net on the consolidated statement of operations.  During fiscal 2012, the Company adjusted the value of the earnout to zero through gains, losses and other items, since there is no expectation of an earnout payment.  The final determination of the earnout liability will occur after the quarter ended June 30, 2012.

Also during fiscal 2012, triggering events occurred which required the Company to test the goodwill and other intangible assets of GoDigital for impairment (see note 6).  A total impairment charge of $17.8 million was recorded of which $13.8 million was related to goodwill and $4.0 million was related to other intangible assets.  Approximately 30% of this charge is attributable to the noncontrolling interest.

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business (“XYZ”) operating in Australia and New Zealand.  The acquisition gives the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts to be paid under an earnout agreement in which the Company may pay up to an additional $0.6 million if the acquired business achieves a revenue target over the next two years.  The Company has paid approximately $0.3 million of the earnout, with a remaining liability of $0.3 million at March 31, 2012.  The acquired business has annual revenue of less than $2 million.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

In December 2009, the Company acquired a 51% interest in Direct Marketing Services (“DMS”), with operations in Saudi Arabia and the United Arab Emirates.  Subsequently, Acxiom’s ownership increased to 57%.  Upon acquisition DMS was reorganized as a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia and renamed Acxiom Middle East and North Africa, LTD (“MENA”).  The purchase price for DMS was $3.8 million in cash, not including the amount, if any, to be paid pursuant to an earnout agreement where additional payment was contingent on MENA’s financial performance for the period ending on December 31, 2012.  DMS had annual revenue of less than $5 million.  The results of operations for MENA are included in the Company’s consolidated results beginning December 1, 2009.

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

Divestitures
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

On March 31, 2011 the Company entered into an agreement to dispose of the Company’s operations in The Netherlands.  The Company transferred $0.2 million in cash as part of the sale and recorded a loss in the statement of operations of $2.5 million.  There was no goodwill allocated to the disposed operations.  Included in the loss calculation was a $1.1 million accrual for exit activities.  The revenue associated with The Netherlands operations was approximately $3.5 million in fiscal 2011.

Discontinued Operation
On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Services (AISS), to Sterling Infosystems, a New York-based technology firm for $74 million.  The sale qualified for treatment as discontinued operations during fiscal 2012 (see further discussion in note 4).  The results of operations and the balance sheet amounts pertaining to the AISS business have been classified as discontinued operations in the consolidated financial statements.

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

The Company’s traditional direct marketing operations experience their lowest revenue in the first quarter of the fiscal year, with higher revenue in the second, third, and fourth quarters.  In order to minimize the impact of these fluctuations, the Company continues to seek long-term arrangements with more predictable revenues.

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2012 was $59.9 million compared to $55.9 million at March 31, 2011.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in accounts receivable were $19.8 million and $24.8 million, respectively, at March 31, 2012 and 2011.

Software, Purchased Software Licenses, and Research and Development Costs – Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs following accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  The Company recorded amortization expense related to internally developed computer software of $15.2 million, $20.5 million, and $23.6 million for fiscal 2012, 2011, and 2010, respectively.  Additionally, research and development costs of $5.5 million, $11.6 million and $6.8 million were charged to cost of revenue in the consolidated statement of operations during 2012, 2011 and 2010, respectively.

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $13.5 million, $15.6 million, and $14.5 million in fiscal 2012, 2011, and 2010, respectively.  Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.

Capitalized software, including both purchased and internally developed, is reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value.  In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product.  A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value.  No software impairment charges were recorded during the past three fiscal years.  At March 31, 2012, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no impairment exists.  However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge.  Additionally, should future projected revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($38.5 million at March 31, 2012).

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

During the quarters ended December 31, 2011 and March 31, 2011, in conjunction with goodwill impairment tests, the Company also tested certain intangible assets in the affected units for impairment.  As a result of those reviews, the Company recorded impairment charges of $4.0 million in fiscal 2012 for intangible assets related to the Brazil operation and $2.4 million in fiscal 2011 for intangible assets related to the Middle East operations (see note 6).

Valuation of Goodwill– Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to such excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.

In order to estimate a valuation for each of the components, management used an income approach based on a discounted cash flow model (income approach) together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

The public company market multiple method was used to estimate values for each of the components by looking at market value multiples to revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) for selected public companies that were believed to be representative of companies that marketplace participants would use to arrive at comparable multiples for the individual component being tested.  These multiples were then used to develop an estimated value for each respective component.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s segments are the Marketing and Data Services segment, the IT Infrastructure Management segment, and the Other Services segment.  Because of the change in the segments as noted in Note 17, Segment Information, these segments have been revised since the goodwill test was performed at the beginning of the year.  Previously, the Company reported results in two segments, the Information Services segment and the Information Products segment.  Because each of these segments contained both U.S. and International components, and there were differences in economic characteristics between the components in the different geographic regions, management tested a total of seven components at the beginning of the year.  The goodwill amounts as of April 1, 2011 included in each component tested were:  U.S. Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; U.S. Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

The goodwill previously associated with the Information Products segment is re-allocated among the Marketing and Data Services segment and the Other Services segment.  The goodwill previously associated with the Information Services segment is re-allocated among the Marketing and Data Services segment, the IT Information Management segment and the Other Services segment.  The allocation of goodwill is a complex process that requires, among other things, that management determine the fair value of each reporting unit.  Management has allocated goodwill among the new segments based on their relative fair values as of December 31, 2011.  In addition to the goodwill allocated to the segments above, management has allocated $19.7 million to the discontinued operations of AISS, which were a part of the Other Services segment prior to being segregated in the discontinued operations.

Goodwill by component included in Marketing and Data Services as of March 31, 2012 is U.S., $264.6 million; Europe, $19.5 million; Australia, $14.9 million; China, $6.0 million; and Brazil, $1.1 million.  Goodwill for the IT Infrastructure Management segment as of March 31, 2012 is $71.5 million and goodwill for the Other Services segment as of March 31, 2012 is $4.7 million.  The estimated fair value of each of the components exceeds its carrying value by a significant margin, except for the Brazil component, for which the excess was 19%, and the Other Services segment, for which the excess was 21%.  As of April 1, 2011, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended December 31, 2011, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the previous goodwill test.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the quarter ended December 31, 2011, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero as there is no future expectation of an earn-out payment.  The reduction of the earn-out liability is reflected as a credit to gains, losses and other items, net.

The carrying value of the goodwill and other intangible assets associated with the Brazil operation prior to completion of the impairment test was $14.7 million for goodwill and $4.1 million for other intangible assets.  The Brazil component was previously part of the Information Services segment and is now part of the Marketing and Data Services segment.  The re-allocation of goodwill among segments referred to above did not impact the remaining goodwill assigned to the Brazil component.

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

Prior to the fourth quarter of fiscal 2011, the Company historically had concluded that its International Information Products operations, which includes operations in Europe and Asia/Pacific (APAC), were properly aggregated into a single International Information Products component for purposes of impairment testing and its International Information Services operations, which includes operations in Europe, APAC, MENA and Brazil, were properly aggregated into a single International Information Services component for purposes of impairment testing.  These conclusions were based on management’s determinations that the operations included in each of these non-U.S. components shared economic characteristics, as well as similar products and services, types of customers, and services distribution methods.  The primary economic characteristic that management concluded was similar for each of these units was expected long-term gross margins.

During the fourth quarter of fiscal 2011, as a result of the triggering events described above, and as management was developing revised projections for the Company’s International operations, management concluded that it was no longer appropriate to conclude that the respective operations previously included in the International Information Products component and the International Information Services component, respectively,  all shared similar economic characteristics, due to management’s differing expectations for these operations over the long term.  Therefore management did not aggregate these operations for testing as it had in the past, but instead performed step-one testing on the operations in the geographic regions described above individually (except for the Brazil operation, which was recently acquired and as to which management concluded the long-term expectations had not changed since the acquisition).  The carrying value of the goodwill associated with these operations prior to performing the impairment tests performed in the fourth quarter of fiscal 2011 were:  Europe Information Services, $28.8 million; APAC Information Services, $10.8 million; MENA Information Services, $4.8 million; Brazil Information Services, $16.9 million; Europe Information Products, $66.2 million; and APAC Information Products, $10.0 million.  Based on the step-one testing, which utilized a weighted average of estimated values derived from a discounted cash flow model, similar transactions analysis, and public company market multiples analysis, the Company determined that there was indicated impairment for Europe Information Services, Europe Information Products, and MENA Information Services units.  The estimated fair value for each of APAC Information Services and APAC Information Products exceeded its carrying value by a significant margin.

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

For the European operations, there was no impairment for other intangible assets, but the hypothetical purchase price allocation indicated goodwill impairment of $72.5 million, of which $15.4 million was for European Information Services and $57.1 million was for European Information Products.  The remaining goodwill for all components, as of March 31, 2011, was U.S. Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; U.S. Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2013 at which time the Company will perform step-one testing on all of its components .  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in additional impairment charges.

Deferred Costs and Data Acquisition Costs – The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT management arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase.  All deferred costs and billings are then amortized as contract revenue recognition occurs over the remaining term of the arrangement.  During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks.  If pricing is renegotiated, deferred costs are assessed for impairment.

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

The total deferred costs at March 31, 2012 are $62.0 million.  Of that amount, $50.3 million relates to two customers.  If the Company were to determine that amounts from either of these two customers are unrecoverable, the resulting write-down in carrying value could be material.

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

New Accounting Pronouncements

In September 2011, the FASB issued an update, Testing Goodwill for Impairment. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Company did not early adopt the provisions of this update.

In June 2011, the FASB issued an update, Presentation of Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued an update which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The update is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

In May 2011, the FASB issued an update, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The update is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this update to have a material effect on the Company's consolidated financial statements, but the adoption may require additional disclosures.

The FASB’s Emerging Issues Task Force issued new accounting guidance for revenue arrangements with multiple deliverables.  Under previous accounting guidance, one of the requirements for recognition of revenue for a delivered item under a multiple element arrangement was that there must be objective and verifiable evidence of the standalone selling price of the undelivered item.  The new guidance eliminated that requirement and requires an entity to estimate the selling price of each element in the arrangement.  In addition, absent specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted.  Under the new guidance, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered items have value to the client on a stand-alone basis and, if the arrangement includes a general right of return related to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  If these criteria are not met, the arrangement is accounted for as one unit of accounting, which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when those criteria are met or when the last undelivered item is delivered.  If the arrangement is separated into multiple units of accounting, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

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

As allowed, the Company elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the year ended March 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2012.

KPMG LLP, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report, appearing on the following page, regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

May 25, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited Acxiom Corporation’s (the Company) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated May 25, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

May 25, 2012

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND 2011
(Dollars in thousands)
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$229,648	$206,973
Trade accounts receivable, net	169,446	171,252
Deferred income taxes	15,107	12,480
Refundable income taxes	-	7,402
Other current assets	57,804	55,668
Assets from discontinued operations	-	26,501
Total current assets	472,005	480,276
Property and equipment, net of accumulated depreciation and amortization	253,373	254,670
Software, net of accumulated amortization of $227,280 in 2012 and $214,713 in 2011	13,211	26,030
Goodwill	382,285	397,989
Purchased software licenses, net of accumulated amortization of $276,692 in 2012 and $257,029 in 2011	25,294	38,472
Deferred costs, net	61,977	81,837
Data acquisition costs, net	15,009	17,627
Other assets, net	3,697	9,724
	$1,226,851	$1,306,625
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$26,336	$27,978
Trade accounts payable	31,030	27,530
Accrued expenses
Payroll	54,839	41,784
Other	77,062	73,840
Deferred revenue	59,949	55,921
Income taxes payable	16,400	-
Liabilities from discontinued operations	-	2,441
Total current liabilities	265,616	229,494
Long-term debt	251,886	394,260
Deferred income taxes	93,039	84,360
Other liabilities	4,455	7,478
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 120.0 million and 117.8 million shares at March 31, 2012 and 2011, respectively)	12,003	11,777
Additional paid-in capital	860,165	837,439
Retained earnings	536,359	459,096
Accumulated other comprehensive income	13,601	15,991
Treasury stock, at cost (43.2 million and 37.2 million shares at March 31, 2012 and 2011, respectively)	(810,381)	(739,125)
Total Acxiom stockholders' equity	611,747	585,178
Noncontrolling interest	108	5,855
Total equity	611,855	591,033
	$1,226,851	$1,306,625
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010

Revenues	$1,130,624	$1,113,755	$1,063,598
Operating costs and expenses:
Cost of revenue	869,794	853,163	808,812
Selling, general and administrative	144,826	151,141	158,188
Impairment of goodwill and other intangibles	17,803	79,674	-
Gains, losses and other items, net	12,638	4,600	(944)
Total operating costs and expenses	1,045,061	1,088,578	966,056
Income from operations	85,563	25,177	97,542
Other income (expense):
Interest expense	(17,448)	(23,823)	(22,480)
Other, net	(1,369)	(1,466)	425
Total other income (expense)	(18,817)	(25,289)	(22,055)
Earnings (loss) from continuing operations before income taxes	66,746	(112)	75,487
Income taxes	29,129	31,726	32,060
Net earnings (loss) from continuing operations	37,617	(31,838)	43,427
Earnings from discontinued operations, net of tax	33,899	3,396	732
Net earnings (loss)	71,516	(28,442)	44,159
Less: Net loss attributable to noncontrolling interest	(5,747)	(5,295)	(390)
Net earnings (loss) attributable to Acxiom	$77,263	$(23,147)	$44,549

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.47	$(0.40)	$0.55
Net earnings from discontinued operations	0.43	0.04	0.01
Net earnings (loss)	$0.90	$(0.36)	$0.56

Net earnings (loss) attributable to Acxiom stockholders	$0.97	$(0.29)	$0.56

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.47	$(0.40)	$0.54
Net earnings from discontinued operations	0.42	0.04	0.01
Net earnings (loss)	$0.89	$(0.36)	$0.55

Net earnings (loss) attributable to Acxiom stockholders	$0.96	$(0.29)	$0.56

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2012, 2011 AND 2010
 (Dollars in thousands)

Common Stock	Treasury stock

	Number of shares	Amount	Additional paid-in capital	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Noncontrolling interest	Total equity
Balances at March 31, 2009	115,756,876	$11,576	$800,094		$437,694	$(6,238)	(37,224,867)	$(739,712)	$-	$503,414
Employee stock awards, benefit plans and other issuances	559,348	56	5,869	-	-	-	-	-	-	5,925
Tax impact of stock options, warrants and restricted stock	-	-	(683)	-	-	-	-	-	-	(683)
Non-cash share-based compensation	-	-	9,679	-	-	-	70,631	1,111	-	10,790
Restricted stock units vested	303,458	30	(30)	-	-	-	-	-	-	-
Purchase of MENA	-	-	-	-	-	-	-	-	4,030	4,030
Noncontrolling interest equity contributions	-	-	-	-	-	-	-	-	457	457
Comprehensive income:
Foreign currency translation	-	-	-	9,674	-	9,674	-	-	-	9,674
Unrealized gain on interest rate swap	-	-	-	758	-	758	-	-	-	758
Unrealized loss on marketable securities	-	-	-	(27)	-	(27)	-	-	-	(27)
Net earnings	-	-	-	44,549	44,549		-	-	(390)	44,159
Total comprehensive income	-	-	-	$54,954
Balances at March 31, 2010	116,619,682	$11,662	$814,929		$482,243	$4,167	(37,154,236)	$(738,601)	$4,097	$578,497
Employee stock awards, benefit plans and other issuances	662,988	66	9,778	-	-	-	(29,538)	(524)	-	9,320
Tax impact of stock options, warrants and restricted stock	-	-	(316)	-	-	-	-	-	-	(316)
Non-cash share-based compensation	-	-	13,097	-	-	-	-	-	-	13,097
Restricted stock units vested	484,865	49	(49)	-	-	-	-	-	-	-
Purchase of GoDigital	-	-	-	-	-	-	-	-	6,573	6,573
Noncontrolling interest equity contribution	-	-	-	-	-	-	-	-	480	480
Comprehensive income (loss):
Foreign currency translation	-	-	-	9,518	-	9,518	-	-	-	9,518
Unrealized gain on interest rate swap	-	-	-	2,306	-	2,306	-	-	-	2,306
Net loss	-	-	-	(23,147)	(23,147)		-	-	(5,295)	(28,442)
Total comprehensive loss	-	-	-	$(11,323)
Balances at March 31, 2011	117,767,535	$11,777	$837,439		$459,096	$15,991	(37,183,774)	$(739,125)	$5,855	$591,033
Employee stock awards, benefit plans and other issuances	1,281,649	128	15,295	-	-	-	(239,171)	(3,218)	-	12,205
Tax impact of stock options, warrants and restricted stock	-	-	(1,310)	-	-	-	-	-	-	(1,310)
Non-cash share-based compensation	-	-	8,839	-	-	-	8,262	131	-	8,970
Restricted stock units vested	977,829	98	(98)	-	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	(5,798,344)	(68,169)	-	(68,169)
Comprehensive income (loss):
Foreign currency translation	-	-	-	(2,219)	-	(2,219)	-	-	-	(2,219)
Unrealized loss on interest rate swap	-	-	-	(171)	-	(171)	-	-	-	(171)
Net earnings (loss)	-	-	-	77,263	77,263	-	-	-	(5,747)	71,516
Total comprehensive loss	-	-	-	$74,873
Balances at March 31, 2012	120,027,013	$12,003	$860,165		$536,359	$13,601	(43,213,027)	$(810,381)	$108	$611,855

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010
(Dollars in thousands)

	2012	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$71,516	$(28,442)	$44,159
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangibles	17,803	79,674	-
Depreciation, amortization and impairment of long-lived assets	134,662	146,355	167,564
Loss (gain) on disposal of assets, net	(48,197)	3,883	417
Deferred income taxes	2,228	18,579	32,810
Non-cash share-based compensation expense	8,970	13,097	10,790
Changes in operating assets and liabilities:
Accounts receivable, net	(947)	(13,024)	10,295
Other assets	(4,907)	(2,394)	2,171
Deferred costs	(2,301)	(29,385)	(20,289)
Accounts payable and other liabilities	46,624	(22,899)	(8,215)
Deferred revenue	4,000	775	(420)
Net cash provided by operating activities	229,451	166,219	239,282
Cash flows from investing activities:
Payments from (for) the disposition of operations	72,425	(1,079)	-
Proceeds received from the disposition of assets	-	-	1,058
Capitalized software development costs	(5,262)	(4,555)	(8,257)
Capital expenditures	(51,591)	(59,021)	(57,908)
Payments received (paid) for investments	370	175	(2,000)
Data acquisition costs	(12,312)	(13,366)	(18,808)
Net cash paid in acquisitions	(255)	(12,927)	(3,428)
Net cash provided by (used in) investing activities	3,375	(90,773)	(89,343)
Cash flows from financing activities:
Payments of debt	(154,876)	(102,101)	(104,521)
Fees for debt refinancing	-	-	(4,564)
Sale of common stock	12,205	9,320	5,925
Acquisition of treasury stock	(65,535)	-	(306)
Noncontrolling interests equity contributions	-	480	457
Contingent consideration paid for prior acquisitions	(326)	-	-
Income tax impact of stock options, warrants and restricted stock	(1,310)	(316)	(683)
Net cash used in financing activities	(209,842)	(92,617)	(103,692)
Effect of exchange rate changes on cash	(309)	90	691
Net change in cash and cash equivalents	22,675	(17,081)	46,938
Cash and cash equivalents at beginning of period	206,973	224,054	177,116
Cash and cash equivalents at end of period	$229,648	$206,973	$224,054
See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2012, 2011 AND 2010
(Dollars in thousands)

	2012	2011	2010
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$19,059	$23,886	$21,337
Income taxes	20,765	25,339	(7,549)
Payments on capital leases and installment payment arrangements	18,331	22,357	29,697
Payments on software and data license liabilities	2,916	5,316	7,526
Prepayment of debt	125,000	66,000	57,500
Other debt payments, excluding line of credit	8,629	8,428	9,798
Noncash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	11,242	23,753	24,193
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or which have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. Acxiom identified its background screening unit, Acxiom Information Security Services (AISS), as a component of the company that will be reported as discontinued operations as a result of its disposal (see note 4).

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

Reclassifications -

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Adoption of New Accounting Standards -

In September 2011, the FASB issued an update, Testing Goodwill for Impairment. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Company did not early adopt the provisions of this update.

In June 2011, the FASB issued an update, Presentation of Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued an update which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The update is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

In May 2011, the FASB issued an update, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The update is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this update to have a material effect on the Company's consolidated financial statements, but the adoption may require additional disclosures.

The FASB’s Emerging Issues Task Force issued new accounting guidance for revenue arrangements with multiple deliverables.  Under previous accounting guidance, one of the requirements for recognition of revenue for a delivered item under a multiple element arrangement was that there must be objective and verifiable evidence of the standalone selling price of the undelivered item.  The new guidance eliminated that requirement and requires an entity to estimate the selling price of each element in the arrangement.  In addition, absent specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted.  Under the new guidance, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered items have value to the client on a stand-alone basis and, if the arrangement includes a general right of return related to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  If these criteria are not met, the arrangement is accounted for as one unit of accounting, which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when those criteria are met or when the last undelivered item is delivered.  If the arrangement is separated into multiple units of accounting, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

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

As allowed, the Company elected to early-adopt the provisions of the guidance as of April 1, 2010 on a prospective basis for new arrangements entered into or materially modified on or after that date.  The impact of the new accounting standard is not expected to be material going forward, nor would it have had a material impact if it had been applied to the previous fiscal year.  There was also no material impact from implementation of the guidance in the year ended March 31, 2011.

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
MARCH 31, 2012, 2011 AND 2010

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $19.8 million and $24.8 million, respectively, at March 31, 2012 and 2011.

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

Software and Research and Development Costs –

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs following accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  Amortization expense related to internally developed software is included in cost of revenue in the accompanying consolidated statements of operations.

Purchased Software Licenses -

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  Amortization of software is included in cost of revenue in the accompanying consolidated statements of operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

Goodwill -

The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”) and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually.  The Company tests for goodwill and indefinite-lived intangible asset impairment during the first quarter of its fiscal year.
The Company assesses the recoverability of the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of the authoritative literature.

The Company measures recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under fair value measurement authoritative guidance.  If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company, or in certain circumstances, a third-party valuation consultant, will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

During the quarter ended December 31, 2011, triggering events occurred which required the Company to test the goodwill in its Brazil operation for impairment.  Results of the two-step test indicated impairment and the Company recorded an impairment charge of $13.8 million during fiscal 2012 (see note 6).  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2012.  During the quarter ended March 31, 2011, triggering events occurred which required the Company to test the goodwill in its International operations for impairment.  Results of the two-step test indicated impairment in certain units, and the Company recorded an impairment charge of $77.3 million during fiscal 2011 (see note 6).

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

During the quarters ended December 31, 2011 and March 31, 2011, in conjunction with the goodwill impairment tests noted above, the Company also tested certain intangible assets in the affected units for impairment.  As a result of those reviews, the Company recorded impairment charges of $4.0 million in fiscal 2012 for intangible assets related to the Brazil operation and $2.4 million in fiscal 2011 for intangible assets related to the Middle East operations (see note 6).

Deferred Costs and Data Acquisition Costs -

The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT management arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase.  All deferred costs and billings are then amortized as contract revenue recognition occurs over the remaining term of the arrangement.  During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks.  If pricing is renegotiated, deferred costs are assessed for impairment.

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

Deferred Revenue -

Deferred revenue consists of amounts billed in excess of revenue recognized.  Deferred revenues are subsequently recorded as revenue in accordance with the Company’s revenue recognition policies.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $4.5 million, $7.6 million and $8.1 million for the years ended March 31, 2012, 2011 and 2010, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under applicable accounting standards which require a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  The Company is required to recognize a liability in its consolidated financial statements equal to the fair value of its guarantees.  The Company’s liability for the fair value of guarantees is not material (see note 11).

Loss Contingencies and Legal Expenses -

The Company records a liability for loss contingencies when the liability is probable and reasonably estimable.  Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

(dollars in thousands)	2012	2011	2010
Basic earnings per share:
Net earnings (loss) from continuing operations	$37,617	$(31,838)	$43,427
Net earnings from discontinued operations	33,899	3,396	732
Net earnings (loss)	$71,516	$(28,442)	$44,159
Net loss attributable to noncontrolling interest	(5,747)	(5,295)	(390)
Net earnings (loss) attributable to Acxiom	$77,263	$(23,147)	$44,549

Basic weighted-average shares outstanding	79,483	80,111	78,974
Basic earnings (loss) per share:
Continuing operations	$0.47	$(0.40)	$0.55
Discontinued operations	0.43	0.04	0.01
Net earnings (loss)	$0.90	$(0.36)	$0.56
Net loss attributable to noncontrolling interest	(0.07)	(0.07)	0.00
Net earnings (loss) attributable to Acxiom	$0.97	$(0.29)	$0.56

Diluted earnings per share:
Basic weighted-average shares outstanding	79,483	80,111	78,974
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	911	-	751
Diluted weighted-average shares outstanding	80,394	80,111	79,725
Diluted earnings (loss) per share:
Continuing operations	$0.47	$(0.40)	$0.54
Discontinued operations	0.42	0.04	0.01
Net earnings (loss)	$0.89	$(0.36)	$0.55
Net loss attributable to noncontrolling interest	(0.07)	(0.07)	0.00
Net earnings (loss) attributable to Acxiom	$0.96	$(0.29)	$0.56

Some earnings per share amounts may not add due to rounding.

Due to the net loss incurred by the Company in fiscal 2011, the dilutive effect of options, warrants and restricted stock of 1.7 million shares was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. In addition, options, warrants and restricted stock units to purchase shares of common stock that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2012	2011	2010
Number of shares outstanding under options, warrants and restricted stock units	9,344	5,938	8,839
Range of exercise prices for options and warrants	$13.14-$62.06	$16.71-$75.55	$11.87-$268.55

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

Share-based Compensation Plans -

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2012.

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

Derivatives –

Derivative financial instruments are valued in the market using regression analysis. Significant inputs to the derivative valuation for interest rate swaps are observable in active markets and are classified as Level 2 in the fair value hierarchy.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Restructuring -

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post employment termination benefits.  Under applicable accounting standards related to exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

2.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the years ended March 31, 2010, 2011 and 2012 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
March 31, 2009	$8,233	$23,932	$32,165
Adjustments	1,026	(1,336)	(310)
Payments	(6,389)	(9,692)	(16,081)
March 31, 2010	$2,870	$12,904	$15,774
Fiscal year 2011 restructuring plan	6,064	-	6,064
Adjustments	(291)	(1,338)	(1,629)
Payments	(3,081)	(2,024)	(5,105)
March 31, 2011	$5,562	$9,542	$15,104
Fiscal year 2012 restructuring plan	9,855	2,652	12,507
Adjustments	271	-	271
Payments	(6,091)	(1,145)	(7,236)
March 31, 2012	$9,597	$11,049	$20,646

The above balances are included in accrued expenses on the consolidated balance sheet.

Restructuring Plans

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $9.5 million remained accrued as of March 31, 2012.  These costs are expected to be paid out in fiscal 2013.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2012 is $2.6 million.

In fiscal 2011, the Company recorded $4.4 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $3.4 million, offset by adjustments to previous restructuring plans of $1.7 million, and executive leadership transition charges of $2.7 million.

The associate-related charges of $3.4 million result from the termination of associates in the United States, Australia, and Europe.  Of the $3.4 million accrued, $0.1 million remained accrued at March 31, 2012. These amounts are expected to be paid out during fiscal 2013.

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

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount at March 31, 2012 is $8.5 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2012	2011	2010
Loss (gain) on disposition of operations in Portugal (see note 4)	$(7)	$828	$-
Loss on disposition of operations in Netherlands (see note 4)	30	2,511	-
Loss on disposition of operations in MENA (see note 4)	2,505	-	-
Legal contingency	-	(2,125)	-
Restructuring plan charges and adjustments	12,778	4,435	(1,292)
Earnout liability adjustment (see note 3)	(2,598)	(1,058)	-
Other	(70)	9	348
	$12,638	$4,600	$(944)

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

3.           ACQUISITIONS:

On July 1, 2010, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $10.9 million, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement in which the Company may pay up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business had annual revenue of approximately $8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of the acquisition is not material.  The results of operations for GoDigital are included in the Company’s consolidated results beginning July 1, 2010.

The value of the earnout was originally estimated at $3.6 million.  During fiscal 2011, the Company estimated the value of the earnout to have decreased by $1.1 million and recorded the adjustment in gains, losses and other items, net on the consolidated statement of operations.  During fiscal 2012, the Company adjusted the value of the earnout to zero through gains, losses and other items, since there is no expectation of an earnout payment.  The final determination of the earnout liability will occur after the quarter ended June 30, 2012.

Also during the quarter ended December 31, 2011, triggering events occurred which required the Company to test the goodwill and other intangible assets of GoDigital for impairment (see note 6).  A total impairment charge of $17.8 million was recorded of which $13.8 million was related to goodwill and $4.0 million was related to other intangible assets.  Approximately 30% of this charge is attributable to the noncontrolling interest.

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business (“XYZ”) operating in Australia and New Zealand.  The acquisition provided the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts to be paid under an earnout agreement in which the Company may pay up to an additional $0.6 million if the acquired business achieves a revenue target over the next two years.  The Company has paid approximately $0.3 million of the earnout, with a remaining liability of $0.3 million at March 31, 2012.  The acquired business had annual revenue of less than $2 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

In December 2009, the Company acquired a 51% interest in Direct Marketing Services (“DMS”), with operations in Saudi Arabia and the United Arab Emirates.  Subsequently, Acxiom’s ownership increased to 57%.  Upon acquisition DMS was reorganized as a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia and renamed Acxiom Middle East and North Africa, LTD (“MENA”).  The purchase price was $3.8 million in cash, not including the amount, if any, to be paid pursuant to an earnout agreement where additional payment was contingent on MENA’s financial performance for the period ending on December 31, 2012.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material to the Company’s consolidated results for any period presented.  DMS had annual revenue of less than $5 million.  The results of operations for MENA are included in the Company’s consolidated results beginning December 1, 2009.

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

On July 12, 2011, the Company entered into a transaction with MENA’s minority partners to fully dispose of its interest in its MENA subsidiary.  The terms of the disposal included a $1.0 million cash payment to MENA and the release of any claims that the acquirer may have against the Company and an agreement to hold the Company harmless from any future liabilities.  See note 4 for further discussion.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The following table shows the allocation of GoDigital, XYZ, and MENA purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	GoDigital	XYZ	MENA
Assets acquired:
Cash	$776	$547	$40
Goodwill	15,546	1,446	4,824
Other intangible assets	6,500	779	3,250
Other current and noncurrent assets	1,178	184	2,139
	24,000	2,956	10,253
Accounts payable, accrued expenses and capital leases assumed	2,091	120	2,027
Net assets acquired	21,909	2,836	8,226
Less:
Cash acquired	776	547	40
Earnout liability	3,611	532	371
Noncontrolling interest	6,573	-	4,030
Net cash paid	$10,949	$1,757	$3,785

The fair values of the noncontrolling interests in GoDigital and MENA in the table above were derived based on the purchase price paid by Acxiom for its interest.  The amount allocated to goodwill is due primarily to assembled work force.  The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles and trademarks.  Amortization lives for those intangibles range from two years to seven years.  The following table shows the amortization activity of purchased intangible assets (dollars in thousands):

	2012	2011	2010
Developed technology assets, gross	$18,417	$21,165	$20,990
Accumulated amortization	(17,557)	(15,679)	(16,615)
Net developed technology assets	$860	$5,486	$4,375

Customer/trademark assets, gross	$24,946	$25,042	$30,015
Accumulated amortization	(23,421)	(18,146)	(20,294)
Net customer/trademark assets	$1,525	$6,896	$9,721

Total intangible assets, gross	$43,363	$46,207	$51,005
Total accumulated amortization	(40,978)	(33,825)	(36,909)
Net intangible assets	$2,385	$12,382	$14,096

Amortization expense	$5,512	$6,950	$7,673

In addition to the amortization expense noted above, the Company recorded impairment of intangible assets of $4.0 million in 2012 for intangible assets of GoDigital and $2.4 million in 2011 for intangible assets of MENA.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The following table shows a projection of amortization expense associated with the above assets for the next five years (dollars in thousands):

Year ending March 31,	Projected amortization expense
2013	$1,636
2014	415
2015	183
2016	88
2017	26
Thereafter	37

The amounts allocated to intangible assets for GoDigital and XYZ are not expected to be deductible for income tax purposes.

4.           DIVESTITURES:

Prior to July 12, 2011, the Company owned a controlling interest in Acxiom MENA (“MENA”), a limited liability company registered under the laws and regulations of the Kingdom of Saudi Arabia.  MENA comprised the Company’s Middle East and North Africa operations.  The consolidated net earnings of the Company in the statement of operations included the noncontrolling interests of MENA.  On July 12, 2011, the Company entered into a transaction with MENA’s minority partners to fully dispose of its interest in its MENA subsidiary.  The terms of the disposal included a $1.0 million cash payment to MENA and the release of any claims that the acquirer may have against the Company and an agreement to hold the Company harmless from any future liabilities.  Following the transaction, the Company will have continued involvement primarily related to providing transaction support for a period not longer than two years.  The entity will no longer be a related party of the Company.

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

On March 31, 2011 the Company entered into an agreement to dispose of the Company’s operations in The Netherlands.  The Company transferred $0.2 million in cash as part of the sale and recorded a loss in the statement of operations of $2.5 million.  There was no goodwill allocated to the disposed operations.  Included in the loss calculation was a $1.1 million accrual for exit activities.  The revenue associated with The Netherlands operations was approximately $3.5 million in fiscal 2011.

Discontinued Operation
On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Services (AISS), to Sterling Infosystems, a New York-based technology firm for $74 million.  The results of operations, gain on disposal, and the balance sheet amounts pertaining to the AISS business have been classified as discontinued operations in the consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The AISS business unit was included in the Information Products segment in the Company’s segment results presented in prior periods.  During the quarter ended December 31, 2011, the Company realigned its segments and the AISS business unit was included in the Other Services segment.  However, the AISS business unit is excluded from segment results and segregated as discontinued operations.

Summary results of operations of the AISS business unit for all periods presented are segregated and included in income from discontinued operations, net of tax in the consolidated statements of operations and are as follows (dollars in thousands):

	2012	2011	2010
Revenues	$42,819	$46,215	$35,637

Earnings from discontinued operations before income taxes	$4,907	$5,747	$1,271
Gain on sale of discontinued operations before income taxes	48,380	-	-
Income taxes	(19,388)	(2,351)	(539)
Income from discontinued operations, net of tax	$33,899	$3,396	$732

Prior to February 1, 2012, the carrying amounts of the major classes of assets and liabilities of the AISS business unit were segregated and included in assets from discontinued operations and liabilities from discontinued operations in the consolidated balance sheets and are as follows (dollars in thousands):

	March 31, 2012	March 31, 2011
Cash and cash equivalents	$-	$50
Trade accounts receivable, net	-	5,402
Other current assets	-	23
Property and equipment, net	-	637
Software, net of accumulated amortization	-	382
Goodwill	-	19,665
Purchased software licenses, net of accumulated amortization	-	111
Other assets, net	-	231
Assets from discontinued operations	$-	$26,501

Trade accounts payable and accrued expenses	$-	$2,441
Liabilities from discontinued operations	$-	$2,441

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the periods presented.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2012	March 31, 2011
Prepaid expenses	$43,768	$40,478
Assets of non-qualified retirement plan	13,344	12,840
Other miscellaneous assets	692	2,350
Other current assets	$57,804	$55,668

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2012	March 31, 2011
Acquired intangible assets, net	$1,525	$6,896
Other miscellaneous noncurrent assets	2,172	2,828
Noncurrent assets	$3,697	$9,724

6.           GOODWILL:

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

The carrying amount of goodwill, by operating segment, at March 31, 2012, 2011 and 2010, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2010	$370,104	$71,508	$8,984	$450,596
Acquisition of XYZ	1,446	-	-	1,446
Acquisition of GoDigital	15,546	-	-	15,546
Purchase adjustments	244	-	-	244
Goodwill impairment	(72,500)	-	(4,824)	(77,324)
Change in foreign currency translation adjustment	6,932	-	549	7,481
Balance at March 31, 2011	$321,772	$71,508	$4,709	$397,989
Goodwill impairment	(13,599)	-	-	(13,599)
Change in foreign currency translation adjustment	(2,096)	-	(9)	(2,105)
Balance at March 31, 2012	$306,077	$71,508	$4,700	$382,285

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Goodwill by component included in Marketing and Data Services as of March 31, 2012 is US, $264.6 million; Europe, $19.5 million; Australia, $14.9 million; China, $6.0 million; and Brazil, $1.1 million.

In order to estimate a valuation for each of the components, management used an income approach based on a discounted cash flow model (income approach) together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

The public company market multiple method was used to estimate values for each of the components by looking at market value multiples to revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) for selected public companies that were believed to be representative of companies that marketplace participants would use to arrive at comparable multiples for the individual component being tested.  These multiples were then used to develop an estimated value for each respective component.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom Corporation stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s segments are the Marketing and Data Services segment, the IT Infrastructure Management segment, and the Other Services segment.  Because of the change in the segments as noted in Note 17, Segment Information, these segments have been revised since the goodwill test was performed at the beginning of the year.  Previously, the Company reported results in two segments, the Information Services segment and the Information Products segment.  Because each of these segments contained both U.S. and International components, and there were differences in economic characteristics between the components in the different geographic regions, management tested a total of seven components at the beginning of the year.  The goodwill amounts as of April 1, 2011 included in each component tested were:  U.S. Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; U.S. Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

The goodwill previously associated with the Information Products segment is re-allocated among the Marketing and Data Services segment and the Other Services segment.  The goodwill previously associated with the Information Services segment is re-allocated among the Marketing and Data Services segment, the IT Information Management segment and the Other Services segment.  The allocation of goodwill is a complex process that requires, among other things, that management determine the fair value of each reporting unit.  Management has allocated goodwill among the new segments based on their relative fair values as of December 31, 2011.  In addition to the goodwill allocated to the segments above, management has allocated $19.7 million to the discontinued operations of AISS, which were a part of the Other Services segment prior to being segregated in the discontinued operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

As of April 1, 2011, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended December 31, 2011, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the previous goodwill test.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the quarter ended December 31, 2011, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero as there is no future expectation of an earn-out payment.  The reduction of the earn-out liability is reflected as a credit to gains, losses and other items, net.

The carrying value of the goodwill and other intangible assets associated with the Brazil operation prior to completion of the impairment test was $14.7 million for goodwill and $4.1 million for other intangible assets.  The Brazil component was previously part of the Information Services segment and is now part of the Marketing and Data Services segment.  The re-allocation of goodwill among segments referred to above did not impact the remaining goodwill assigned to the Brazil component.

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

Prior to the fourth quarter of fiscal 2011, the Company historically had concluded that its International Information Products operations, which includes operations in Europe and Asia/Pacific (APAC), were properly aggregated into a single International Information Products component for purposes of impairment testing and its International Information Services operations, which includes operations in Europe, APAC, MENA and Brazil, were properly aggregated into a single International Information Services component for purposes of impairment testing.  These conclusions were based on management’s determinations that the operations included in each of these non-U.S. components shared economic characteristics, as well as similar products and services, types of customers, and services distribution methods.  The primary economic characteristic that management concluded was similar for each of these units was expected long-term gross margins.

During the fourth quarter of fiscal 2011, as a result of the triggering events described above, and as management was developing revised projections for the Company’s International operations, management concluded that it was no longer appropriate to conclude that the respective operations previously included in the International Information Products component and the International Information Services component, respectively,  all shared similar economic characteristics, due to management’s differing expectations for these operations over the long term.  Therefore management did not aggregate these operations for testing as it had in the past, but instead performed step-one testing on the operations in the geographic regions described above individually (except for the Brazil operation, which was recently acquired and as to which management concluded the long-term expectations had not changed since the acquisition).  The carrying value of the goodwill associated with these operations prior to performing the impairment tests performed in the fourth quarter of fiscal 2011 were:  Europe Information Services, $28.8 million; APAC Information Services, $10.8 million; MENA Information Services, $4.8 million; Brazil Information Services, $16.9 million; Europe Information Products, $66.2 million; and APAC Information Products, $10.0 million.  Based on the step-one testing, which utilized a weighted average of estimated values derived from a discounted cash flow model, similar transactions analysis, and public company market multiples analysis, the Company determined that there was indicated impairment for Europe Information Services, Europe Information Products, and MENA Information Services units.  The estimated fair value for each of APAC Information Services and APAC Information Products exceeded its carrying value by a significant margin.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

For the European operations, there was no impairment for other intangible assets, but the hypothetical purchase price allocation indicated goodwill impairment of $72.5 million, of which $15.4 million was for European Information Services and $57.1 million was for European Information Products.  The remaining goodwill for all components, as of March 31, 2011, was U.S. Information Services, $306.3 million; Europe Information Services, $13.4 million; APAC Information Services, $10.8 million; Brazil Information Services, $16.9 million; U.S. Information Products, $51.2 million; Europe Information Products, $9.1 million; and APAC Information Products, $10.0 million.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2013 at which time the Company will perform step-one testing on all of its components .  Given the current market conditions and continued economic uncertainty, the fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in additional impairment charges.

7.           SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $15.2 million, $20.5 million, and $23.6 million for fiscal 2012, 2011, and 2010, respectively, and amortization of purchased software licenses of $13.5 million, $15.6 million and $14.5 million in 2012, 2011 and 2010, respectively.  Additionally, research and development costs of $5.5 million, $11.6 million and $6.8 million were charged to cost of revenue during 2012, 2011 and 2010, respectively.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

8.           PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2012	March 31, 2011
Land	$6,737	$6,737
Buildings and improvements	263,115	250,065
Data processing equipment	583,696	566,197
Office furniture and other equipment	59,525	63,968
	913,073	886,967
Less accumulated depreciation and amortization	659,700	632,297
	$253,373	$254,670

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $62.4 million, $64.1 million and $60.7 million for the years ended March 31, 2012, 2011 and 2010, respectively.

9.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	March 31, 2012	March 31, 2011
Term loan credit agreement	$224,000	$355,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to ten years	35,726	43,195
Software license liabilities	1,768	4,686
Other debt and long-term liabilities	16,728	19,357
Total long-term debt and capital leases	278,222	422,238
Less current installments	26,336	27,978
Long-term debt, excluding current installments	$251,886	$394,260

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at March 31, 2012 or March 31, 2011.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at March 31, 2012 was 3.8%.  Outstanding letters of credit at March 31, 2012 were $2.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

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

On July 25, 2011, the Company entered into a new interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2012 was 0.56%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of March 31, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.1 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2012.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2012 are as follows (dollars in thousands):

Year ending March 31,
2013	$26,336
2014	15,298
2015	216,862
2016	8,181
2017	1,583
Thereafter	9,962
$278,222

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

10.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2010:
Allowance for doubtful accounts, returns and credits	$10,038	$3,820	$(872)	$(6,645)	$6,341
2011:
Allowance for doubtful accounts, returns and credits	$6,341	$940	$198	$(1,857)	$5,622
2012:
Allowance for doubtful accounts, returns and credits	$5,622	$1,731	$(164)	$(2,313)	$4,876

Included in other changes are allowance accounts acquired in connection with business combinations, disposals, and the effects of exchange rates.

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 28 years of $129.7 million.

Total rental expense on operating leases and software licenses was $23.9 million, $34.3 million and $35.7 million for the years ended March 31, 2012, 2011 and 2010, respectively.  Future minimum lease payments under all noncancellable operating leases and software licenses for the five years ending March 31, 2017, are as follows: 2013, $22.9 million; 2014, $21.8 million; 2015, $15.9 million; 2016, $13.1 million; and 2017, $12.4 million..

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyers of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default on this indebtedness, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At March 31, 2012 the Company’s maximum potential future payments under these guarantees of third-party indebtedness were $3.7 million.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

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

The Company has issued warrants to purchase shares of its common stock.  The following table shows outstanding warrants as of March 31, 2012:
	Number of warrants outstanding	Issued	Vesting date	Expiration date	Weighted average exercise price

AISS acquisition (fiscal 2003)	1,272,024	August 2002	August 2002	August 12, 2017	$16.32
Toplander acquisition (fiscal 2003)	102,935	March 2004	March 2004	March 17, 2019	$13.24

	1,374,959				$16.09

On August 29, 2011, the board of directors adopted a common stock repurchase program for a twelve-month period ending August 23, 2012.  Under the repurchase program, the Company could purchase up to $50 million worth of its common stock.  Subsequently, the board of directors authorized the expansion of this existing stock repurchase program, effective December 5, 2011.  Under the expanded program, the Company may purchase up to an additional $39.1 million worth of its common stock, bringing the total amount authorized under the stock repurchase plan to $89.1 million through the period ending December 5, 2012.  Through March 31, 2012, the Company had repurchased 5.8 million shares of its common stock for $68.2 million.  Cash paid for repurchases of $65.5 million differs from the aggregate purchase price due to trades made at the end of the period which were settled subsequent to March 31, 2012.

The Company paid no dividends on its common stock for any of the years reported.

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has also required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At March 31, 2012, there were a total of 5.6 million shares available for future grants under the plans.

The per-share weighted-average fair value of the stock options granted during 2012 was $5.82.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 5.3 years; expected volatility of 44% and a suboptimal exercise multiple of 1.7.  The per-share weighted-average fair value of the stock options granted during 2011 was $7.54 on the date of grant using a customized binomial lattice approach with the following weighted-average assumptions:  dividend yield of 0.0%; risk-free interest rate of 3.4%; expected option life of 5.6 years; expected volatility of 52% and a suboptimal exercise multiple of 1.9.  The per-share weighted-average fair value of stock options granted during 2010 was $4.61 on the date of grant using a customized binomial lattice option pricing model with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 3.5%; expected option life of 5.4 years and expected volatility of 54%.

Total expense related to stock options was approximately $1.1 million for fiscal 2012, $2.4 million for fiscal 2011 and $2.4 million for 2010.  Future expense for these options is expected to be approximately $4.4 million in total over the next four years.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Activity in stock options was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2011	9,526,989	$20.75
Granted	884,534
Exercised	(723,733)			$2,355
Forfeited or cancelled	(1,365,713)
Outstanding at March 31, 2012	8,322,077	$20.91	4.13	$4,373
Exercisable at March 31, 2012	7,390,173	$21.84	3.49	$3,190

The aggregate intrinsic value for options exercised in fiscal 2010 was $1.1 million, for fiscal 2011 was $0.6 million and for fiscal 2012 was $2.4 million.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2012.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding as of March 31, 2012:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$3.69 - $ 9.62	128,457	5.79 years	$8.61	74,457	$8.41
$10.22 - $ 15.00	2,020,341	6.39 years	$12.90	1,177,151	$12.37
$15.10 - $ 19.82	2,021,967	3.69 years	$16.61	1,987,253	$16.59
$20.12 - $ 25.00	2,122,378	3.97 years	$22.92	2,122,378	$22.92
$25.98 - $ 29.30	1,106,336	2.44 years	$26.70	1,106,336	$26.70
$30.93 - $ 39.12	679,996	2.19 years	$35.79	679,996	$35.79
$40.50 - $ 62.06	242,602	2.55 years	$44.08	242,602	$44.08
	8,322,077	4.13 years	$20.91	7,390,173	$21.84

Restricted Stock Unit Activity
Non-vested non performance-based restricted stock units and changes during the year ended March 31, 2012 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	1,195,043	$13.42	2.16
Granted	787,451	$13.26
Vested	(513,707)	$12.51
Forfeited or cancelled	(293,626)	$13.30
Outstanding at March 31, 2012	1,175,161	$13.40	2.21

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

During fiscal 2012, the Company granted non performance-based restricted stock units covering 787,451 shares of common stock with a value at the date of grant of $10.4 million.  Of the restricted stock units granted in the current period, 654,357 vest in equal annual increments over four years and 133,094 vest in one year.  During fiscal 2011, the Company granted non performance-based restricted stock units covering 539,729 shares of common stock with a value at the date of grant of $9.4 million.  Of the restricted stock units granted, 467,641 vest in equal annual increments over four years and 72,088 vest in one year.  During fiscal 2010, the Company granted non performance-based restricted stock units covering 946,000 shares of common stock with a value at the date of grant of $9.4 million.   All of the restricted stock units vest in equal annual increments over four years. Valuation of non performance-based restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.

Non-vested performance-based restricted stock units and changes during the year ended March 31, 2012 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2011	586,269	$15.26	0.51
Granted	530,137	$10.16
Vested	(470,779)	$13.02
Forfeited or cancelled	(133,763)	$19.63
Outstanding at March 31, 2012	511,864	$10.91	2.31

During fiscal 2012, the Company granted performance-based restricted stock units covering 530,137 shares of common stock with a value at the date of grant of $5.4 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in the current period, 172,945 may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2011 to March 31, 2014.  The remaining 357,192 units represent inducement awards granted to the Company’s chief executive officer, chief financial officer, and chief revenue officer.  The executive officers may vest in up to 100% of the award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.

During fiscal 2011, the Company granted performance-based restricted stock units covering 191,790 shares of common stock with a value at the date of grant of $4.7 million.  The grants vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Each recipient of the performance units may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2010 to March 29, 2013.  The value of the performance units was determined using a Monte Carlo simulation model.

During fiscal 2010, the Company granted performance-based restricted stock units covering 599,000 shares of common stock with a value at the date of grant of $5.4 million.   The grants vest subject to 1) the Company’s achievement of certain performance criteria and 2) the individual remaining employed by the Company for three years from the date of grant.  If both criteria are met the units vest after three years.  In fiscal 2011, all of the 599,000 performance units were cancelled as the performance criteria was not met.

The expense related to restricted stock was $7.8 million in fiscal 2012, $10.7 million in fiscal 2011, and $7.7 million in fiscal 2010.  Future expense for these restricted stock units is expected to be approximately $7.2 million in fiscal 2013, $5.3 million in fiscal 2014, $2.4 million in fiscal 2015 and $0.3 million in fiscal 2016.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock.  Prior to July 1, 2009 the employees were allowed to purchase shares of stock at 85% of the market price.  Subsequent to that date, all purchases by employees have been at the market price.  The number of shares available for issuance at March 31, 2012 was approximately 1.0 million.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Approximately 207,553 shares were purchased under the ESPP during the combined fiscal years 2012, 2011, and 2010.  There was no expense to the Company for the years ended March 31, 2012 and 2011.  The expense for 2010 for the discount to the market price was $0.1 million.

Accumulated Other Comprehensive Income
The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	March 31, 2012	March 31, 2011
Foreign currency translation	$14,664	$16,883
Unrealized loss on interest rate swap	(1,063)	(892)
	$13,601	$15,991

13.           INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2012	2011	2010
Income from continuing operations	$29,129	$31,726	$32,060
Income from discontinued operations	19,388	2,351	539
Stockholders’ equity:
Tax expense of stock options, warrants and restricted stock	1,310	316	683
	$49,827	$34,393	$33,282

Income tax expense (benefit) attributable to earnings from continuing operations consists of (dollars in thousands):

	2012	2011	2010
Current:
U.S. Federal	$22,919	$10,860	$(284)
Non-U.S.	295	176	351
State	3,687	2,111	(817)
	26,901	13,147	(750)
Deferred:
U.S. Federal	900	19,477	31,641
Non-U.S.	2,359	(264)	(1,056)
State	(1,031)	(634)	2,225
	2,228	18,579	32,810
Total	$29,129	$31,726	$32,060

In fiscal year 2012, the Company recorded an additional valuation allowance for deferred tax assets in a foreign jurisdiction of $5.2 million due to management’s reassessment of projections for the subsidiary.  In fiscal 2010, the Company reversed valuation allowances previously recorded for certain deferred tax assets, resulting in a deferred tax benefit of $1.1 million.

Earnings (loss) before income tax attributable to U.S. and non-U.S. continuing operations consist of (dollars in thousands):

	2012	2011	2010
U.S.	$100,051	$93,503	$86,236
Non-U.S.	(33,305)	(93,615)	(10,749)
Total	$66,746	$(112)	$75,487

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

Earnings before income taxes, as shown above, are based on the location of the entity to which such earnings are attributable.  However, since such earnings may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings shown above.

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands) for continuing operations:

	2012	2011	2010
Computed expected tax expense (benefit)	$23,361	$(39)	$26,420
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit, exclusive of benefit of reduction in valuation reserves	1,672	1,892	2,083
Reserves for tax items	37	(3,336)	1,015
Research, experimentation and other tax credits	(555)	(561)	(1,167)
Impairment of goodwill and intangibles not deductible for tax	5,031	28,006	-
Permanent differences between book and tax expense	(9,507)	(58)	1,967
Non-U.S. subsidiaries taxed at other than 35%, including adjustments to valuation reserves	8,887	4,409	1,655
Adjustment to U.S. valuation reserves	(619)	1,312	(1,149)
Other, net	822	101	1,236
	$29,129	$31,726	$32,060

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands) for discontinued operations:
	2012	2011	2010
Computed expected tax expense (benefit)	$18,650	$2,011	$445
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	737	187	41
Other, net	1	153	53
	$19,388	$2,351	$539

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2012 and 2011 are presented below.  In accordance with income tax accounting standards, as of March 31, 2012 the Company has not recognized deferred income taxes on approximately $33.2 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable.

(dollars in thousands)	2012	2011
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$11,228	$12,531
Revenue recognized for tax purposes in excess of revenue for financial reporting purposes	3,878	1,718
Investments, principally due to differences in basis for tax and financial reporting purposes	-	2,050
Net operating loss and tax credit carryforwards	51,153	51,489
Other	10,410	13,554
Total deferred tax assets	76,669	81,342
Less valuation allowance	39,083	36,377
Net deferred tax assets	37,586	44,965
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$(64,798)	$(68,140)
Costs capitalized for financial reporting purposes in excess of amounts capitalized for tax purposes	(26,072)	(33,339)
Property and equipment, principally due to differences in depreciation	(24,648)	(15,366)
Total deferred tax liabilities	(115,518)	(116,845)
Net deferred tax liability	$(77,932)	$(71,880)

At March 31, 2012, the Company has net operating loss carryforwards of approximately $15.4 million and $77.0 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts from 2012 through 2030.  The Company has foreign net operating loss carryforwards of approximately $138.5 million. Of this amount, $132.4 million do not have expiration dates.  The remainder expires in various amounts through 2017.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $38.2 million of loss carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of certain foreign carryforwards and has established valuation allowances for substantial portions of its foreign deferred assets.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The following table sets forth changes in the total gross unrecognized tax benefit liabilities, including accrued interest, for the years ended March 31, 2012, 2011, and 2010.  The entire liability, if recognized, would reduce the Company’s effective income tax rate in future periods.

(dollars in thousands)	2012	2011	2010
Balance at beginning of period	$3,043	$6,379	$5,364
Additions based on tax positions related to the current year	189	360	566
Reduction due to lapsing of statute of limitations	(94)	(3,460)	-
Adjustments to tax positions taken in prior years	(29)	(236)	449
Balance at end of period included in other liabilities	$3,109	$3,043	$6,379

The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.  For the fiscal year ended March 31, 2012, the Company recognized $0.1 million of tax-related interest expense and penalties and had $0.5 million of accrued interest and penalties at March 31, 2012.  During the fiscal year ended March 31, 2012, the expiration of the statute of limitations resulted in a reduction to the unrecognized tax benefits related to certain tax credits by approximately $0.1 million.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which it operates.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years subsequent to 2008. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Company contributions for the above plans amounted to approximately $6.4 million, $3.9 million and $1.7 million in fiscal years 2012, 2011 and 2010, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $13.3 million and $12.8 million at March 31, 2012 and 2011, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  During fiscal 2011, the Company had two small defined benefit pension plans covering certain European employees; however one plan was transferred to the purchaser of the disposed Netherlands operations at the end of fiscal 2011.  Both the projected benefit obligation and accumulated benefit obligation were $0.6 million as of March 31, 2012 and $0.6 million as of March 31, 2011.

There was no fair value in the plan assets as of either March 31, 2012 or March 31, 2011.  The excess of benefit obligations over plan assets was $0.6 million at both March 31, 2012 and March 31, 2011.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

15.           FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2012, 2011 and 2010 (dollars in thousands):

Revenue
	2012	2011	2010
United States	$969,961	$951,642	$904,930
Foreign
Europe	$118,278	$118,072	$133,625
Asia/Pacific	36,158	32,282	23,375
Other	6,227	11,759	1,668
All Foreign	$160,663	$162,113	$158,668
	$1,130,624	$1,113,755	$1,063,598

Long-lived assets excluding financial instruments (dollars in thousands)
	2012	2011
United States	$678,044	$730,798
Foreign
Europe	$48,315	$43,863
Asia/Pacific	26,900	26,845
Other	1,587	24,532
All Foreign	$76,802	$95,240
	$754,846	$825,398

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2012, the estimated fair value of long-term debt approximates its carrying value.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The following table presents the balances of assets and liabilities measured at fair value as of March 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,344	$-	$-	$13,344
Total assets	$13,344	$-	$-	$13,344

Liabilities:
Other current liabilities	$13,344	$-	$-	$13,344
Other non current liabilities	-	1,063	-	1,063
Total liabilities	$13,344	$1,063	$-	$14,407

17.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  During the quarter ended December 31, 2011, the Company realigned its business segments to better reflect the way management assesses the business.  The Company’s new business segments consist of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The Other Services segment includes the e-mail fulfillment business, the U.S. risk business, and the UK fulfillment business.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

The following tables present information by business segment (dollars in thousands):

	2012	2011	2010
Revenue:
Marketing and data services	$771,721	$736,105	$721,211
IT Infrastructure management	291,525	302,630	276,366
Other services	67,378	75,020	66,021
Total revenue	$1,130,624	$1,113,755	$1,063,598

Income (loss) from operations:
Marketing and data services	$96,095	$87,254	$79,004
IT Infrastructure management	24,988	24,467	22,293
Other services	(5,079)	(2,270)	(4,699)
Corporate	(30,441)	(84,274)	944
Income from operations	$85,563	$25,177	$97,542

Depreciation and amortization:
Marketing and data services	$61,443	$69,428	$80,777
IT Infrastructure management	66,497	67,876	70,442
Other services	6,722	9,051	16,345
Depreciation and amortization	$134,662	$146,355	$167,564

Total assets:
Marketing and data services	$659,103	$711,582
IT Infrastructure management	326,673	352,337
Other services	20,293	46,516
Corporate	220,782	196,190
Total assets	$1,226,851	$1,306,625

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

18.           UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011	Quarter ended March 31, 2012
Revenue	$276,044	$286,432	$280,893	$287,255
Gross profit	56,240	67,320	65,425	71,845
Income from operations	20,704	27,051	15,518	22,290
Earnings from discontinued operations, net of tax	916	1,138	814	31,031
Net earnings	10,015	12,977	2,651	45,873
Net earnings attributable to Acxiom	10,975	12,292	7,930	46,066

Basic earnings (loss) per share:
From continuing operations	0.11	0.15	0.02	0.19
From discontinued operations	0.01	0.01	0.01	0.40
Attributable to Acxiom stockholders	0.14	0.15	0.10	0.59

Diluted earnings (loss) per share:
From continuing operations	0.11	0.15	0.02	0.19
From discontinued operations	0.01	0.01	0.01	0.39
Attributable to Acxiom stockholders	0.13	0.15	0.10	0.58

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010	Quarter ended March 31, 2011
Revenue	$259,179	$279,445	$287,905	$287,226
Gross profit	56,379	63,174	69,431	71,608
Income (loss) from operations	20,638	24,998	33,842	(54,301)
Earnings from discontinued operations, net of tax	863	1,387	441	705
Net earnings (loss)	9,436	12,697	20,414	(70,989)
Net earnings (loss) attributable to Acxiom	9,805	13,281	20,823	(67,056)

Basic earnings (loss) per share:
From continuing operations	0.11	0.14	0.25	(0.89)
From discontinued operations	0.01	0.02	0.01	0.01
Attributable to Acxiom stockholders	0.12	0.17	0.26	(0.83)

Diluted earnings (loss ) per share:
From continuing operations	0.11	0.14	0.24	(0.89)
From discontinued operations	0.01	0.02	0.01	0.01
Attributable to Acxiom stockholders	0.12	0.16	0.25	(0.83)

Some earnings per share amounts may not add due to rounding.

In the fourth quarter of fiscal 2012, the Company recorded $12.6 million in restructuring charges included in gains, losses and other items, net in the consolidated statement of operations.  In addition, the Company recorded $31.0 million, net of tax, as earnings from discontinued operations, including a gain on disposal of the discontinued operation.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

In the third quarter of fiscal 2012, the Company recorded $17.8 million in impairment charges related to goodwill and other intangibles related to the Brazil operations.  The related earn-out liability of $2.6 million was reduced to zero to reflect the expected outcome of the earn-out calculation.

In the second quarter of fiscal 2012, the Company recorded a net loss on disposal of $2.5 million in gains, losses, and other items, net and $0.9 million in net loss attributable to noncontrolling interest as a result of the disposal of its interest in Acxiom MENA – its operation in the Middle East.

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