Form 10-Q
period 2012-06-30
ACXIOM CORP
filed 2012-08-08
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 2, 2012 was 75,029,287.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$179,282	$229,648
Trade accounts receivable, net	172,549	169,446
Deferred income taxes	14,688	15,107
Other current assets	58,064	57,804
Total current assets	424,583	472,005
Property and equipment, net of accumulated depreciation and amortization	242,935	253,373
Software, net of accumulated amortization	14,501	13,211
Goodwill	381,439	382,285
Purchased software licenses, net of accumulated amortization	24,548	25,294
Deferred costs, net	56,600	61,977
Data acquisition costs, net	13,785	15,009
Other assets, net	3,163	3,697
	$1,161,554	$1,226,851
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$24,905	$26,336
Trade accounts payable	23,442	31,030
Accrued expenses
Payroll	31,585	54,839
Other	78,535	77,062
Deferred revenue	52,588	59,949
Income taxes payable	9,966	16,400
Total current liabilities	221,021	265,616
Long-term debt	248,613	251,886
Deferred income taxes	91,643	93,039
Other liabilities	4,134	4,455
Commitments and contingencies
Equity:
Common stock	12,055	12,003
Additional paid-in capital	865,229	860,165
Retained earnings	549,692	536,359
Accumulated other comprehensive income	11,929	13,601
Treasury stock, at cost	(842,736)	(810,381)
Total Acxiom stockholders’ equity	596,169	611,747
Noncontrolling interest	(26)	108
Total equity	596,143	611,855
	$1,161,554	$1,226,851

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months ended
	June 30
	2012	2011

Revenues	$271,659	$276,044
Operating costs and expenses:
Cost of revenue	209,326	218,289
Selling, general and administrative	36,749	36,807
Gains, losses and other items, net	160	244
Total operating costs and expenses	246,235	255,340
Income from operations	25,424	20,704
Other expense:
Interest expense	(3,240)	(5,455)
Other, net	(547)	(87)
Total other expense	(3,787)	(5,542)
Earnings from continuing operations before income taxes	21,637	15,162
Income taxes	8,438	6,063
Net earnings from continuing operations	$13,199	$9,099
Income from discontinued operations, net of tax	—	916
Net earnings	$13,199	$10,015
Less: Net loss attributable to noncontrolling interest	(134)	(960)
Net earnings attributable to Acxiom	$13,333	$10,975

Basic earnings per share:
Net earnings from continuing operations	$0.17	$0.11
Net earnings from discontinued operations	—	0.01
Net earnings	$0.17	$0.12

Net earnings attributable to Acxiom stockholders	$0.17	$0.14

Diluted earnings per share:
Net earnings from continuing operations	$0.17	$0.11
Net earnings from discontinued operations	—	0.01
Net earnings	$0.17	$0.12

Net earnings attributable to Acxiom stockholders	$0.17	$0.13

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	For the Three Months ended
	June 30
	2012	2011

Net earnings	$13,199	$10,015
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,734)	2,302
Unrealized gains on interest rate swap	62	704
Other comprehensive income (loss)	(1,672)	3,006
Comprehensive income	11,527	13,021
Less: comprehensive loss attributable to noncontrolling interests	(134)	(960)
Comprehensive income attributable to Acxiom stockholders	$11,661	$13,981

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2012

(Unaudited)

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2012	120,027,013	$12,003	$860,165	$536,359	$13,601	(43,213,027)	$(810,381)	$108	$611,855
Employee stock awards, benefit plans and other issuances	182,581	18	2,445	—	—	(51,048)	(702)	—	1,761
Restricted stock units vested	338,431	34	(34)	—	—	—	—	—	—
Non-cash share-based compensation	—	—	2,653	—	—	—	—	—	2,653
Acquisition of treasury stock	—	—	—	—	—	(2,321,203)	(31,653)	—	(31,653)
Comprehensive income:
Foreign currency translation	—	—	—	—	(1,734)	—	—	—	(1,734)
Unrealized loss on interest rate swap	—	—	—	—	62	—	—	—	62
Net earnings (loss)	—	—	—	13,333	—	—	—	(134)	13,199
Total comprehensive income Balances at June 30, 2012	120,548,025	$12,055	$865,229	$549,692	$11,929	(45,585,278)	$(842,736)	$(26)	$596,143

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Three Months ended
	June 30
	2012	2011
Cash flows from operating activities:
Net earnings	$13,199	$10,015
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	30,995	35,295
Loss on disposal or impairment of assets	24	—
Deferred income taxes	(1,403)	37
Non-cash share-based compensation expense	2,653	2,355
Changes in operating assets and liabilities:
Accounts receivable, net	(4,609)	(3,622)
Other assets	(1,397)	(8,517)
Deferred costs	(647)	(386)
Accounts payable and other liabilities	(33,464)	(3,674)
Deferred revenue	(7,218)	1,251
Net cash provided by (used in) operating activities	(1,867)	32,754
Cash flows from investing activities:
Capitalized software development costs	(3,673)	(529)
Capital expenditures	(3,538)	(12,577)
Data acquisition costs	(2,302)	(2,776)
Net cash paid in acquisitions	—	(255)
Net cash used in investing activities	(9,513)	(16,137)
Cash flows from financing activities:
Payments of debt	(6,856)	(32,312)
Acquisition liability payment	(287)	(326)
Acquisition of treasury stock	(33,097)	—
Sale of common stock	1,761	39
Net cash used in financing activities	(38,479)	(32,599)
Effect of exchange rate changes on cash	(507)	53
Net change in cash and cash equivalents	(50,366)	(15,929)
Cash and cash equivalents at beginning of period	229,648	206,973
Cash and cash equivalents at end of period	$179,282	$191,044

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Three Months ended
	June 30
	2012	2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,223	$5,589
Income taxes	16,193	1,098
Payments on capital leases and installment payment arrangements	4,562	4,794
Payments on software and data license liabilities	129	367
Prepayments of debt	—	25,000
Other debt payments	2,165	2,151
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	2,157	3,747

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Annual Report”), as filed with the Commission on May 25, 2012.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2012 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2013.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2012 Annual Report.

Discontinued Operations -

During the quarter ended December 31, 2011, the Company announced the sale of its background screening unit, Acxiom Information Security Systems (AISS).  The sale was completed in the quarter ended March 31, 2012.  As a result, AISS results for the prior year are presented as discontinued operations in the condensed consolidated statement of operations.  Revenue and expenses related to discontinued operations are netted and presented on one line, net of tax, in the statement of operations.

Reclassifications -

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements -

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  We adopted the standard in the first quarter of fiscal 2013.

2.             EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2012	2011
Basic earnings per share:
Net earnings from continuing operations	$13,199	$9,099
Net earnings from discontinued operations	—	916
Net earnings	$13,199	$10,015
Net loss attributable to noncontrolling interest	(134)	(960)
Net earnings attributable to Acxiom	$13,333	$10,975

Basic weighted-average shares outstanding	76,473	80,942
Basic earnings per share:
Continuing operations	$0.17	$0.11
Discontinued operations	—	0.01
Net earnings	$0.17	$0.12
Net loss attributable to noncontrolling interest	—	(0.01)
Net earnings attributable to Acxiom	$0.17	$0.14

Diluted earnings per share:
Basic weighted-average shares outstanding	76,473	80,942
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,584	1,072
Diluted weighted-average shares outstanding	78,057	82,014
Diluted earnings per share:
Continuing operations	$0.17	$0.11
Discontinued operations	—	0.01
Net earnings	$0.17	$0.12
Net loss attributable to noncontrolling interest	—	(0.01)
Net earnings attributable to Acxiom	$0.17	$0.13

Some earnings per share amounts may not add due to rounding.

As of June 30, 2012, the Company had options and warrants outstanding providing for the purchase of approximately 10.0 million shares of common stock together with restricted stock units relating to 2.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):

	For the quarter ended June 30
	2012	2011
Number of shares outstanding under options, warrants and restricted stock units	8,117	9,063
Range of exercise prices for options and warrants	$13.74-$62.06	$13.70-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, and again on May 24, 2012.  Under the modified common stock repurchase program, the Company may purchase up to $150.0 million worth of its common stock through the period ending May 24, 2013.  During the quarter ended June 30, 2012, the Company repurchased 2.3 million shares of its common stock for $31.7 million.  Cash paid for acquisition of treasury stock in the condensed consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.  Through June 30, 2012, the Company had repurchased 8.1 million shares of its stock for $99.8 million, leaving remaining capacity of $50.2 million under the stock repurchase program.

3.             SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity

The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2012, there were a total of 4.4 million shares available for future grants under the plans.

The Company granted 497,409 stock options in the three months ended June 30, 2012.  The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2012 was $5.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 1.7%; expected option life of 4.5 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.

Option activity for the three months ended June 30, 2012 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2012	8,322,077	$20.91
Granted	497,409	$13.31
Exercised	(27,500)	$10.18		$136
Forfeited or cancelled	(176,690)	$17.33
Outstanding at June 30, 2012	8,615,296	$20.57	4.36	$6,048

Exercisable at June 30, 2012	7,285,698	$21.87	3.43	$3,838

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2013 and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on June 30, 2012.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2012:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 3.69 - $ 9.62	114,595	5.77 years	$8.65	87,595	$8.57
$ 10.22 - $ 15.00	2,500,397	6.96 years	$12.99	1,220,943	$12.44
$ 15.10 - $ 19.82	1,875,920	3.81 years	$16.68	1,852,776	$16.67
$ 20.12 - $ 25.00	2,106,717	3.84 years	$22.92	2,106,717	$22.92
$ 25.98 - $ 29.30	1,102,201	2.19 years	$26.69	1,102,201	$26.69
$ 30.93 - $ 39.12	673,924	1.95 years	$35.81	673,924	$35.81
$ 40.50 - $ 62.06	241,542	2.30 years	$44.09	241,542	$44.09
	8,615,296	4.36 years	$20.57	7,285,698	$21.87

Total expense related to stock options for the three months ended June 30, 2012 and 2011 was approximately $0.4 million and $0.4 million respectively.  Future expense for these options is expected to be approximately $6.4 million over the next four years.

Restricted Stock Unit Activity

During the three months ended June 30, 2012, the Company granted time-vesting restricted stock units covering 533,992 shares of common stock with a value at the date of grant of $7.1 million.  The restricted stock units granted in the current period vest in equal annual increments over four years.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the period ending June 30, 2012 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	1,175,161	$13.40	2.21
Granted	533,992	$13.28
Vested	(338,431)	$13.22
Forfeited or cancelled	(55,470)	$14.24
Outstanding at June 30, 2012	1,315,252	$13.36	2.76

During the three months ended June 30, 2012, the Company granted performance-based restricted stock units covering 384,563 shares of common stock with a value at the date of grant of $5.2 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in the current period, 333,463 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings per-share target for fiscal 2015, with a multiplier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2012 to March 31, 2015.  The remaining 51,100 units represent inducement awards granted to an executive officer.  The executive officer may vest in up to 100% of the inducement award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the period ending June 30, 2012 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	511,864	$10.91	2.31
Granted	384,563	$13.50
Outstanding at June 30, 2012	896,427	$12.02	2.32

Total expense related to restricted stock units in the three months ended June 30, 2012 and 2011 was approximately $2.2 million and $2.0 million respectively.  Future expense for these restricted stock units is expected to be approximately $24.3 million over the next four years.

4.             DIVESTITURES:

Discontinued Operation

On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Systems (AISS), to Sterling Infosystems, a New York-based technology firm, for $74 million.  The results of operations pertaining to the AISS business have been classified as discontinued operations in the condensed consolidated financial statements.

Summary results of operations of the AISS business unit for the three months ended June 30, 2011 are segregated and included in income from discontinued operations, net of tax in the condensed consolidated statements of operations and are as follows (dollars in thousands):

For the quarter ended June 30, 2011
Revenues	$12,890

Earnings from discontinued operations before income taxes	$1,526
Income taxes	610
Income from discontinued operations, net of tax	$916

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the three months ending June 30, 2011.

5.             OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2012	March 31, 2012
Prepaid expenses	$44,418	$43,768
Assets of non-qualified retirement plan	13,126	13,344
Other miscellaneous assets	520	692
Other current assets	$58,064	$57,804

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2012	March 31, 2012
Acquired intangible assets, net	$1,033	$1,525
Other miscellaneous noncurrent assets	2,130	2,172
Other assets	$3,163	$3,697

The acquired intangible assets noted above represent customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

6.             GOODWILL:

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2012 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by operating segment, at June 30, 2012, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2012	$306,077	$71,508	$4,700	$382,285
Change in foreign currency translation adjustment	(782)	—	(64)	(846)
Balance at June 30, 2012	$305,295	$71,508	$4,636	$381,439

Goodwill by component included in Marketing and Data Services as of June 30, 2012 is US, $264.5 million; Europe, $19.1 million; Australia, $14.7 million; China, $6.0 million; and Brazil, $1.0 million.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s segments are the Marketing and Data Services segment, the IT Infrastructure Management segment, and the Other Services segment.  Because the Marketing and Data Services segment and the Other Services segment contained both U.S. and International components, and there were differences in economic characteristics between the components in the different geographic regions, management tested a total of eight components at the beginning of the year.  The goodwill amounts as of April 1, 2012 included in each component tested were:  U.S. Marketing and Data Services, $264.6 million; Europe Marketing and Data Services, $19.5 million; Australia Marketing and Data Services, $14.9 million; China Marketing and Data Services, $6.0 million; Brazil Marketing and Data Services, $1.1 million; U.S. Infrastructure Management, $71.5 million; U.S. Other Services, $1.8 million; and Europe Other Services, $2.9 million.

As of April 1, 2012, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had a substantial excess carrying value, except for the Brazil component, for which the excess was 11%.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2014.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

7.             LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30, 2012	March 31, 2012
Term loan credit agreement	$222,500	$224,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to ten years	33,316	35,726
Other debt and long-term liabilities	17,702	18,496
Total long-term debt and capital leases	273,518	278,222
Less current installments	24,905	26,336
Long-term debt, excluding current installments	$248,613	$251,886

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at June 30, 2012 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at June 30, 2012 was 3.8%.  Outstanding letters of credit at June 30, 2012 were $2.5 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2012 was 0.47%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of June 30, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2012.

8.             ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.7 million at June 30, 2012 and $4.9 million at March 31, 2012.

9.             SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  The Company’s business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment includes the e-mail fulfillment business, the US risk business, and the UK fulfillment business.

Our management uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.  The Company evaluates performance of the segments based on segment operating income.  The Company’s calculation of segment operating income does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items.  Because segment operating income excludes certain impairments and gains, losses and other items this measure is considered a non-GAAP financial measure, which is not a financial measure calculated in accordance with generally accepted accounting principles.  Management believes segment operating income is a helpful measure in evaluating performance of the business segments.  While management considers segment operating income to be a helpful measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, measures of financial performance prepared in accordance with GAAP presented elsewhere in the financial statements.  In addition, the Company’s calculation of segment operating income may be different from measures used by other companies and therefore comparability may be affected.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2012	2011
Revenue:
Marketing and data services	$185,676	$184,996
IT Infrastructure management	70,290	73,050
Other services	15,693	17,998
Total revenue	$271,659	$276,044

Income (loss) from operations:
Marketing and data services	$18,366	$17,260
IT Infrastructure management	8,831	4,247
Other services	(1,613)	(559)
Corporate	(160)	(244)
Income from operations	$25,424	$20,704

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the three months ended June 30, 2012 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2012	$9,597	$11,049	$20,646
Payments	(5,140)	(652)	(5,792)
Charges and adjustments	(91)	130	39
Balance at June 30, 2012	$4,366	$10,527	$14,893

The above balances are included in accrued expenses on the consolidated balance sheet.

Restructuring Plans

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $4.3 million remained accrued as of June 30, 2012.  These costs are expected to be paid out in fiscal 2013.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2012 is $2.2 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2012 is $8.2 million.

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

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 28 years of $122.4 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At June 30, 2012 the Company’s maximum potential future payments under these guarantees were $3.5 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2013 is approximately 39%.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2012, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,126	$—	$—	$13,126
Total assets	$13,126	$—	$—	$13,126

Liabilities:
Other current liabilities	$13,126	$—	$—	$13,126
Other liabilities	—	1,001	—	1,001
Total liabilities	$13,126	$1,001	$—	$14,127

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

During the quarter ended December 31, 2011, the Company announced the sale of its background screening unit, Acxiom Information Security Systems (AISS).  The sale was completed in the quarter ended March 31, 2012.  As a result, AISS results for the prior year are presented as discontinued operations in the condensed consolidated statement of operations.  Revenue and expenses related to discontinued operations are netted and presented on one line, net of tax, in the statement of operations.

As we complete the first quarter of fiscal 2013, our Company is transitioning to a new executive leadership team.  During fiscal 2012 we named a new chief executive officer, a new chief financial officer, and a new chief revenue officer.  During the first quarter of fiscal 2013 we named a new chief product and engineering officer.  During fiscal 2012 we announced plans to significantly accelerate investment in product development in fiscal 2013, which management believes will help drive revenue growth in fiscal 2014 and beyond.

Highlights of the quarter ended June 30, 2012 are identified below.

•    Revenue of $271.7 million, a 1.6% decrease from $276.0 million in the same quarter a year ago.

•    Total operating expenses of $246.2 million, a 3.6% decrease from $255.3 million in the same quarter a year ago.

•    Income from operations of $25.4 million, representing a 9.4% operating margin, compared to $20.7 million, representing a 7.5% operating margin, in the same quarter a year ago.

•    Pre-tax earnings from continuing operations of $21.6 million, a 42.7% increase from $15.2 million in the same quarter a year ago.

•    Diluted earnings per share attributable to Acxiom stockholders of $0.17 compared to $0.13 in the same quarter a year ago.

•    Operating cash flow was negative $1.9 million compared to $32.8 million in the same quarter a year ago.

•    The Company paid $33.1 million to acquire common shares as part of a common stock repurchase program.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended June 30, 2012.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the quarter ended June 30
	2012	2011	% Change
Revenues	$271,659	$276,044	(2)%
Total operating costs and expenses	246,235	255,340	4%
Income from operations	$25,424	$20,704	23%
Diluted earnings per share attributable to Acxiom stockholders	$0.17	$0.13	31%

Revenues

The following table presents the Company’s revenue for each of the periods reported (dollars in thousands):

	For the quarter ended June 30
	2012	2011	% Change
Revenues
Marketing and data services	$185,676	$184,996	0%
IT Infrastructure management services	70,290	73,050	(4)%
Other services	15,693	17,998	(13)%
Total revenues	$271,659	$276,044	(2)%

Total revenue decreased 1.6%, or $4.4 million, to $271.7 million in the quarter ended June 30, 2012 from $276.0 million in the same quarter a year ago.  Revenue in the prior-year quarter included $1.3 million related to the disposed MENA operations.  Excluding the impact of the MENA disposed operations revenue, and the impact of unfavorable foreign currency translation, revenue decreased 0.4%.

Marketing and data service (MDS) revenue for the quarter ended June 30, 2012 was $185.7 million, which was flat when compared to $185.0 million in the same quarter a year ago.   On a geographic basis, International MDS revenue decreased $3.1 million and U.S. MDS revenue increased $3.8 million, or 2.4%.  Excluding the impact of unfavorable foreign currency translation, International MDS revenue decreased $1.4 million, primarily the result of lower revenue volume.  The increase in U.S. MDS revenue was primarily attributable to increases from new business revenue and one-time projects in Financial Services (up 4.6%), Retail (up 37.8%), and Technology (up 84.9%), offset by decreases in other industries.  By line of business, MDS revenue increases in Marketing Management ($4.5 million, or 6.0%) were offset by declines in CDI Services ($2.6 million, or 6.8%) and Consumer Insight Products ($1.2 million, or 2.4%).  The CDI Services and Consumer Insight Products revenue decreases resulted from lower project activity in certain U.S. industries and in Australia.

IT Infrastructure management services (IM) revenue for the quarter ended June 30, 2012 was $70.3 million, a $2.8 million, or 3.8%, decrease compared to $73.0 million in the same quarter a year ago.  The IM revenue decrease was attributable to the loss of a large contract during the third quarter of fiscal 2012, partially offset by revenue increases with existing clients.

Other services (OS) revenue for the quarter ended June 30, 2012 was $15.7 million, a $2.3 million, or 12.8%, decrease compared to $18.0 million in the same quarter a year ago.  Excluding the impact of the MENA operations which were disposed of during the second quarter of fiscal 2012, OS revenue decreased approximately $1.0 million when compared to the prior-year quarter.  OS revenue from U.S. risk and U.K. fulfillment operations decreased $0.8 million and $0.5 million, respectively, in the quarter due to lower project volume from existing customers.  The risk and fulfillment revenue decreases were partially offset by increases in other operations.

Operating Costs and Expenses

The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):

	For the quarter ended June 30
	2012	2011	% Change
Cost of revenue	$209,326	$218,289	4%
Selling, general and administrative	36,749	36,807	0%
Gains, losses and other items, net	160	244	34%
Total operating costs and expenses	$246,235	$255,340	4%

Cost of revenue for the quarter ended June 30, 2012 was $209.3 million, a $9.0 million, or 4.1%, decrease from $218.3 million in the same quarter a year ago.  Gross margins increased from 20.9% in the quarter ended June 30, 2011 to 22.9% in the quarter ended June 30, 2012.  Margins in the quarter benefitted from improving IM margins, the disposal of the MENA operations during the second quarter of fiscal 2012, and cost reduction actions taken in the international operations during the fourth quarter of fiscal 2012.  U.S. gross margins increased from 23.7% in the first quarter of fiscal 2012 to 24.5% in the first quarter of fiscal 2013.  International gross margins increased from 2.6% in fiscal 2012 to 11.9% in fiscal 2013 primarily due to the disposal of the MENA operations and other cost reduction actions taken during fiscal 2012.

Selling, general and administrative expense for the quarter ended June 30, 2012 was $36.7 million, which was flat compared to the same quarter a year ago.   As a percent of total revenue, these expenses were 13.5% this year compared to 13.3% in the prior period.  Some items that impacted selling, general, and administrative expense during the current quarter were higher non-cash stock compensation costs resulting from executive changes and higher incentive compensation expense, offset by cost reductions in the international operations.

Gains, losses and other items, net was $0.2 million for the quarters ended June 30, 2011 and 2012.  The amount, in both periods, represents the adjustments to restructuring activity accruals established in prior periods.

Operating Profit and Profit Margins

The following table presents the Company’s operating profit margin by segment for each of the periods presented (dollars in thousands):

	For the quarter ended June 30
	2012	2011
Operating profit and profit margin:
Marketing and data services	$18,366	$17,260
	9.9%	9.3%
IT Infrastructure management services	$8,831	$4,247
	12.6%	5.8%
Other services	$(1,613)	$(559)
	(10.3)%	(3.1)%
Corporate	$(160)	$(244)
Total operating profit	$25,424	$20,704
Total operating profit margin	9.4%	7.5%

MDS operating profit for the quarter ended June 30, 2012 was $18.4 million, a 9.9% margin, compared to $17.3 million, a 9.3% margin, in the same period a year ago.  Margins in the U.S. operations declined from 14.8% in the first quarter of fiscal 2012 to 13.3% in the first quarter of fiscal 2013 resulting primarily from additional delivery and data costs required to support new business implementations and product development as well as higher levels of incentive compensation in the current period.  Operating losses in the international operations decreased from $5.8 million in fiscal 2012 to $2.9 million in fiscal 2013.  International margin benefitted from the cost reduction actions taken in the fourth quarter of fiscal 2012 in both Europe and Brazil.

IM operating profit for the quarter ended June 30, 2012 was $8.8 million, a 12.6% margin, compared to $4.2 million, a 5.8% margin, in the same period a year ago.  IM margins benefitted primarily from ongoing efficiency improvements.

OS operating loss for the quarter ended June 30, 2012 was $1.6 million, a negative 10.3% margin, compared to $0.6 million, a negative 3.1% margin, in the same period a year ago.  The increase in operating loss in the current period resulted primarily from a $2.0 million decline in the U.S. risk business from revenue decreases, partially offset by a $1.0 million improvement due to the disposition of the MENA operations in fiscal 2012.

Other Expense, Income Taxes and Other Items

Interest expense was $3.2 million for the quarter ended June 30, 2012 compared to $5.5 million in the same period a year ago.  The decrease primarily relates to a reduction in outstanding borrowing under the Company’s term loan.  The average term loan balance declined approximately $120 million between the two periods presented.  The average interest rate decreased approximately 30 basis points.   Interest on other debt, such as capital leases, also decreased.

Other expense was $0.5 million for the quarter ended June 30, 2012 compared to $0.1 million in the same period a year ago.  Other expense is primarily due to foreign currency losses.

The effective tax rate for the quarter ended June 30, 2012 was 39% compared to 40% for the same period a year ago.  Both fiscal period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of those losses due to uncertainty of future benefit.

Discontinued operations in the quarter ended June 30, 2011 are the results of operations of AISS, net of tax.  The AISS disposal was completed in the quarter ended March 31, 2012.

Losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary for both periods presented, and the noncontrolling interest in the MENA operation for the prior year.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at June 30, 2012 totaled $203.6 million compared to $206.4 million at March 31, 2012.  Total current assets decreased $47.4 million.  The decrease primarily resulted from decreases in cash and cash equivalents of $50.4 million related to increases in incentive compensation payments, income tax payments, and the acquisition of Company stock pursuant to the board of directors’ approved stock repurchase plan.  Current liabilities decreased $44.6 million due primarily to decreases in trade accounts payable of $7.6 million, accrued payroll and related expenses of $23.3 million, deferred revenue of $7.4 million, and income taxes of $6.4 million.

Accounts receivable days sales outstanding was 58 days at June 30, 2012 compared to 54 days at March 31, 2012, and is calculated as follows (dollars in thousands):

	June 30, 2012	March 31, 2012
Numerator – trade accounts receivable, net	$172,549	$169,446
Denominator:
Quarter revenue	271,659	287,255
Number of days in quarter	91	91
Average daily revenue	$2,985	$3,157
Days sales outstanding	58	54

Net cash used by operating activities was $1.9 million for the quarter ended June 30, 2012, compared to cash provided by operating activities of $32.8 million in the same period a year ago.  The decrease was primarily related to unfavorable working capital changes resulting from an increase in incentive compensation payments and income tax payments, primarily related to the sale of the background screening business.

Investing activities used $9.5 million in cash during the quarter ended June 30, 2012 compared to $16.1 million in the prior period.  The current year included capital expenditures of $3.5 million, capitalization of data acquisition costs of $2.3 million, and capitalization of software development costs of $3.7 million.

Financing activities used $38.5 million in cash during the quarter ended June 30, 2012.  Payments of debt of $6.9 million include capital lease and installment credit payments of $4.6 million, software and data license payments of $0.1 million and other debt payments of $2.2 million.  The current period also includes payments of $33.1 million for acquisition of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  The Company purchased 2.3 million shares at a cost of $31.7 million, of which $30.5 million was paid during the current period.  The remaining $1.2 million is included in other accrued expenses as of June 30, 2012 and was paid when the trades settled in July 2012.  In addition $2.6 million was paid during the current period which was included in other accrued expenses as of March 31, 2012.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $2.2 million in the quarter ended June 30, 2012, compared to $3.7 million in the same period last year.  Future payments under these arrangements will be reflected as debt payments.

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at June 30, 2012 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at June 30, 2012 was 3.8%.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2012 was 0.47%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of June 30, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2012.

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

Off-Balance Sheet Items and Commitments

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At June 30, 2012 the Company’s maximum potential future payments under these guarantees were $3.5 million.

Contractual Commitments

The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2012.   The table does not include the future payment of gross unrealized tax benefit liabilities of $3.1 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $1.0 million as the Company is not able to predict the periods in which these payments will be made. The column for 2013 represents the nine months ending March 31, 2013.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Term loan	$4,500	$6,000	$212,000	$—	$—	$—	$222,500
Capital lease and installment payment obligations	11,949	8,405	3,944	925	1,001	7,092	33,316
Other long-term debt	3,661	1,608	1,663	7,319	582	2,869	17,702
Total long-term obligations	20,110	16,013	217,607	8,244	1,583	9,961	273,518
Operating lease payments	16,783	21,391	15,685	12,987	12,339	43,244	122,429
Total contractual cash obligations	$36,893	$37,404	$233,292	$21,231	$13,922	$53,205	$395,947

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Total purchase commitments	$65,238	$45,156	$35,739	$25,012	$15,761	$2,314	$189,220

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2013 of $10.3 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2012 (dollars in thousands):

Loan guarantee	$1,165
Lease guarantee	2,374
Outstanding letters of credit	2,512
Surety bonds	388

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

To help accelerate the pace of product development, the Company plans to significantly increase the level of product investment over the next two years.  The incremental investment for fiscal 2013 could be as much as $30 million with most of that amount being research and development. This investment is expected to ramp up during the fiscal year.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2012 Annual Report.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2012 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2012 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

Valuation of Goodwill

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to such excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2012 indicated no potential impairment of its goodwill balances.

In order to estimate a valuation for each of the tested components, management used an income approach based on a discounted cash flow model (income approach) together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below operating segment, known as a component.  Acxiom’s segments are the Marketing and Data Services segment, the IT Infrastructure Management segment, and the Other Services segment.  Because the Marketing and Data Services segment and the Other Services segment contained both U.S. and International components, and there were differences in economic characteristics between the components in the different geographic regions, management tested a total of eight components at the beginning of the year.  The goodwill amounts as of April 1, 2012 included in each component tested were:  U.S. Marketing and Data Services, $264.6 million; Europe Marketing and Data Services, $19.5 million; Australia Marketing and Data Services, $14.9 million; China Marketing and Data Services, $6.0 million; Brazil Marketing and Data Services, $1.1 million; U.S. Infrastructure Management, $71.5 million; U.S. Other Services, $1.8 million; and Europe Other Services, $2.9 million.

As of April 1, 2012, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had a substantial excess carrying value, except for the Brazil component, for which the excess was 11%.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2014.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

Recent Accounting Pronouncements

In June 2011, the FASB issued a new accounting standard, which eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity is required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of fiscal 2013.

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

•    statements of the plans and objectives of management for future operations;

•    statements of future economic performance, including, but not limited to, those statements contained in Managements’ Discussion and Analysis of Financial Condition and Results of Operations;

•    statements containing any assumptions underlying or relating to any of the above statements; and

•    statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•    the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2012 Annual Report and elsewhere in this report and those described from time to time in our future reports filed with the SEC;

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

•    the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services to our clients, which could lead to decreases in our operating results;

•    the possibility that we may not be able to attract, retain or motivate qualified technical, sales and leadership associates, or that we may lose key associates;

•    the possibility that we may not be able to adequately adapt to rapidly changing computing environments, technologies and marketing practices;

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

•    the possibility that we could experience loss of data center capacity or interruption of telecommunication links; and

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2012 and March 31, 2012, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Item 4.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is involved in various claims and litigation matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/12 – 4/30/12	0	n/a	0	$81,830,556
5/1/12 – 5/31/12	492,003	13.68	492,003	75,098,849
6/1/12 – 6/30/12	1,829,200	13.62	1,829,200	50,177,130
Total	2,321,203	13.64	2,321,203	$50,177,130

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, and again on May 24, 2012.  Under the modified common stock repurchase program, the Company may purchase up to $150.0 million worth of its common stock through the period ending May 24, 2013.  Through June 30, 2012, the Company had repurchased 8.1 million shares of its stock for $99.8 million, leaving remaining capacity of $50.2 million under the stock repurchase program.

Item 6. Exhibits

(a)           The following exhibits are filed with this Report:

31.1                           Certification of Chief Executive Officer and President (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer and Executive Vice President (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer and President (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer and Executive Vice President (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                              The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2012, and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011,  (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011,  (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  August 8, 2012

By:	/s/Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1

Certification of Chief Executive Officer and President (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer and Executive Vice President (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and President (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer and Executive Vice President (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2012, and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.