Form 10-Q
period 2012-09-30
ACXIOM CORP
filed 2012-11-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 5, 2012 was 74,562,321.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2012

Part I.	Page No. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2012 and 2011 (Unaudited)	4
Condensed Consolidated Statements of Operations for the Six Months ended September 30, 2012 and 2011 (Unaudited)	5
Condensed Consolidated Statements of Comprehensive Income for the Three Months ended September 30, 2012 and 2011 (Unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the Six Months ended September 30, 2012 and 2011 (Unaudited)	7
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended September 30, 2012 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2012 and 2011 (Unaudited)	9-10
Notes to Condensed Consolidated Financial Statements	11-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II.     Other Information
Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Signature	37
Exhibit Index	38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$188,404	$229,648
Trade accounts receivable, net	166,675	169,446
Deferred income taxes	14,837	15,107
Other current assets	58,990	57,804
Total current assets	428,906	472,005
Property and equipment, net of accumulated depreciation and amortization	236,280	253,373
Software, net of accumulated amortization	16,280	13,211
Goodwill	382,272	382,285
Purchased software licenses, net of accumulated amortization	23,791	25,294
Deferred costs, net	52,286	61,977
Data acquisition costs, net	11,985	15,009
Other assets, net	2,933	3,697
	$1,154,733	$1,226,851
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$22,492	$26,336
Trade accounts payable	17,781	31,030
Accrued expenses
Payroll	39,382	54,839
Other	81,073	77,062
Deferred revenue	47,432	59,949
Income taxes payable	2,499	16,400
Total current liabilities	210,659	265,616
Long-term debt	244,347	251,886
Deferred income taxes	89,578	93,039
Other liabilities	4,354	4,455
Commitments and contingencies
Equity:
Common stock	12,094	12,003
Additional paid-in capital	872,389	860,165
Retained earnings	566,203	536,359
Accumulated other comprehensive income	13,652	13,601
Treasury stock, at cost	(858,378)	(810,381)
Total Acxiom stockholders' equity	605,960	611,747
Noncontrolling interest	(165)	108
Total equity	605,795	611,855
	$1,154,733	$1,226,851
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2012	2011

Revenues	$277,467	$286,432
Operating costs and expenses:
Cost of revenue	209,886	217,487
Selling, general and administrative	37,341	39,429
Gains, losses and other items, net	32	2,465
Total operating costs and expenses	247,259	259,381
Income from operations	30,208	27,051
Other expense:
Interest expense	(3,317)	(4,719)
Other, net	(54)	(965)
Total other expense	(3,371)	(5,684)
Earnings from continuing operations before income taxes	26,837	21,367
Income taxes	10,465	9,528
Net earnings from continuing operations	$16,372	$11,839
Earnings from discontinued operations, net of tax	-	1,138
Net earnings	$16,372	$12,977
Less: Net earnings (loss) attributable to noncontrolling interest	(139)	685
Net earnings attributable to Acxiom	$16,511	$12,292

Basic earnings per share:
Net earnings from continuing operations	$0.22	$0.15
Net earnings from discontinued operations	-	0.01
Net earnings	$0.22	$0.16

Net earnings attributable to Acxiom stockholders	$0.22	$0.15

Diluted earnings per share:
Net earnings from continuing operations	$0.21	$0.15
Net earnings from discontinued operations	-	0.01
Net earnings	$0.21	$0.16

Net earnings attributable to Acxiom stockholders	$0.21	$0.15

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2012	2011

Revenues	$549,126	$562,476
Operating costs and expenses:
Cost of revenue	419,212	435,776
Selling, general and administrative	74,090	76,236
Gains, losses and other items, net	192	2,709
Total operating costs and expenses	493,494	514,721
Income from operations	55,632	47,755
Other expense:
Interest expense	(6,557)	(10,174)
Other, net	(601)	(1,052)
Total other expense	(7,158)	(11,226)
Earnings from continuing operations before income taxes	48,474	36,529
Income taxes	18,903	15,590
Net earnings from continuing operations	$29,571	$20,939
Earnings from discontinued operations, net of tax	-	2,053
Net earnings	$29,571	$22,992
Less: Net loss attributable to noncontrolling interest	(273)	(275)
Net earnings attributable to Acxiom	$29,844	$23,267

Basic earnings per share:
Net earnings from continuing operations	$0.39	$0.26
Net earnings from discontinued operations	-	0.03
Net earnings	$0.39	$0.28

Net earnings attributable to Acxiom stockholders	$0.39	$0.29

Diluted earnings per share:
Net earnings from continuing operations	$0.38	$0.26
Net earnings from discontinued operations	-	0.03
Net earnings	$0.38	$0.28

Net earnings attributable to Acxiom stockholders	$0.38	$0.28

Some earnings per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months ended September 30
	2012	2011

Net earnings	$16,372	$12,977
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,919	(8,021)
Unrealized loss on interest rate swap	(195)	(1,004)
Other comprehensive income (loss)	1,724	(9,025)
Comprehensive income	18,096	3,952
Less: Comprehensive earnings (loss) attributable to noncontrolling interest	(139)	685
Comprehensive income attributable to Acxiom stockholders	$18,235	$3,267

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2012	2011

Net earnings	$29,571	$22,992
Other comprehensive income (loss):
Change in foreign currency translation adjustment	184	(5,719)
Unrealized loss on interest rate swap	(133)	(300)
Other comprehensive income (loss)	51	(6,019)
Comprehensive income	29,622	16,973
Less: Comprehensive loss attributable to noncontrolling interest	(273)	(275)
Comprehensive income attributable to Acxiom stockholders	$29,895	$17,248

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2012	120,027,013	$ 12,003	$ 860,165	$ 536,359	$ 13,601	(43,213,027)	$ (810,381)	$ 108	$611,855
Employee stock awards, benefit plans and other issuances	455,600	45	6,467	-	-	(55,811)	(777)	-	5,735
Restricted stock units vested	459,438	46	(46)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	5,803	-	-	-	-	-	5,803
Acquisition of treasury stock	-	-	-	-	-	(3,167,716)	(47,220)	-	(47,220)
Comprehensive income:
Foreign currency translation	-	-	-	-	184	-	-	-	184
Unrealized loss on interest rate swap	-	-	-	-	(133)	-	-	-	(133)
Net earnings (loss)	-	-	-	29,844	-	-	-	(273)	29,571

Balances at September 30, 2012	120,942,051	$ 12,094	$ 872,389	$ 566,203	$ 13,652	(46,436,554)	$ (858,378)	$ (165)	$605,795

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2012	2011
Cash flows from operating activities:
Net earnings	$29,571	$22,992
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	60,231	70,254
Loss on disposal or impairment of assets	25	2,893
Deferred income taxes	(3,466)	1,135
Non-cash share-based compensation expense	5,803	5,200
Changes in operating assets and liabilities:
Accounts receivable, net	1,942	(9,676)
Other assets	(4,736)	(4,592)
Deferred costs	(1,274)	(831)
Accounts payable and other liabilities	(38,132)	6,071
Deferred revenue	(12,596)	(2,978)
Net cash provided by operating activities	37,368	90,468
Cash flows from investing activities:
Disposition of operations	-	(1,043)
Capitalized software development costs	(7,747)	(1,520)
Capital expenditures	(11,716)	(24,711)
Data acquisition costs	(3,698)	(4,550)
Net cash paid in acquisitions	-	(255)
Net cash used in investing activities	(23,161)	(32,079)
Cash flows from financing activities:
Payments of debt	(13,538)	(113,775)
Acquisition liability payment	(287)	(326)
Acquisition of treasury stock	(47,100)	(34,100)
Sale of common stock	5,735	2,818
Net cash used in financing activities	(55,190)	(145,383)
Effect of exchange rate changes on cash	(261)	(866)
Net change in cash and cash equivalents	(41,244)	(87,860)
Cash and cash equivalents at beginning of period	229,648	206,973
Cash and cash equivalents at end of period	$188,404	$119,113

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2012	2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,500	$11,331
Income taxes	36,134	5,387
Payments on capital leases and installment payment arrangements	8,946	8,978
Prepayments of debt	-	100,000
Other debt payments	4,592	4,797
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	2,157	4,691
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

Recent Accounting Pronouncements -

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  The Company adopted the standard in the first quarter of fiscal 2013.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2012	2011	2012	2011
Basic earnings per share:
Net earnings from continuing operations	$16,372	$11,839	$29,571	$20,939
Net earnings from discontinued operations	-	1,138	-	2,053
Net earnings	$16,372	$12,977	$29,571	$22,992
Net earnings (loss) attributable to noncontrolling interest	(139)	685	(273)	(275)
Net earnings attributable to Acxiom	$16,511	$12,292	$29,844	$23,267

Basic weighted-average shares outstanding	75,009	80,985	75,741	80,963
Basic earnings per share:
Continuing operations	$0.22	$0.15	$0.39	$0.26
Discontinued operations	-	0.01	-	0.03
Net earnings	$0.22	$0.16	$0.39	$0.28
Net earnings attributable to noncontrolling interest	-	0.01	-	-
Net earnings attributable to Acxiom	$0.22	$0.15	$0.39	$0.29

Diluted earnings per share:
Basic weighted-average shares outstanding	75,009	80,985	75,741	80,963
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,016	612	1,800	842
Diluted weighted-average shares outstanding	77,025	81,597	77,541	81,805
Diluted earnings per share:
Continuing operations	$0.21	$0.15	$0.38	$0.26
Discontinued operations	-	0.01	-	0.03
Net earnings	$0.21	$0.16	$0.38	$0.28
Net earnings attributable to noncontrolling interest	-	0.01	-	-
Net earnings attributable to Acxiom	$0.21	$0.15	$0.38	$0.28

Some earnings per share amounts may not add due to rounding.

As of September 30, 2012, the Company had options and warrants outstanding providing for the purchase of approximately 9.8 million shares of common stock together with restricted stock units relating to 1.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended September 30		For the six months ended September 30
	2012	2011	2012	2011
Number of shares outstanding under options, warrants and restricted stock units	4,762	10,582	7,093	10,069
Range of exercise prices for options and warrants	$17.76-$62.06	$11.50-$62.06	$15.31-$62.06	$13.14-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, and again on May 24, 2012.  Under the modified common stock repurchase program, the Company may purchase up to $150.0 million worth of its common stock through the period ending May 24, 2013.  During the six months ended September 30, 2012, the Company repurchased 3.2 million shares of its common stock for $47.2 million.  Cash paid for acquisition of treasury stock in the condensed consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.  Through September 30, 2012, the Company had repurchased 9.0 million shares of its stock for $115.4 million, leaving remaining capacity of $34.6 million under the stock repurchase program.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2012, there were a total of 4.4 million shares available for future grants under the plans.

The Company granted 497,409 stock options in the six months ended September 30, 2012.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2012 was $5.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 1.7%; expected option life of 4.5 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.

Option activity for the six months ended September 30, 2012 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2012	8,322,077	$20.91
Granted	497,409	$13.31
Exercised	(199,184)	$13.33		$984
Forfeited or cancelled	(199,873)	$18.37
Outstanding at September 30, 2012	8,420,429	$20.70	4.12	$16,610
Exercisable at September 30, 2012	7,177,061	$21.95	3.24	$10,652

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its second quarter of fiscal 2013 and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on September 30, 2012.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2012:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 9.62	101,950	5.62 years	$8.65	74,950	$8.56
$10.22 - $ 15.00	2,420,064	6.80 years	$13.00	1,226,840	$12.52
$15.10 - $ 19.82	1,794,643	3.54 years	$16.72	1,771,499	$16.70
$20.12 - $ 25.00	2,095,514	3.61 years	$22.92	2,095,514	$22.92
$25.98 - $ 29.30	1,097,312	1.95 years	$26.69	1,097,312	$26.69
$30.93 - $ 39.12	671,413	1.71 years	$35.81	671,413	$35.81
$40.88 - $ 62.06	239,533	2.07 years	$44.07	239,533	$44.07
	8,420,429	4.12 years	$20.70	7,177,061	$21.95

Total expense related to stock options for the six months ended September 30, 2012 and 2011 was approximately $0.9 million and $0.8 million respectively.  Future expense for these options is expected to be approximately $5.9 million over the next four years.

Restricted Stock Unit Activity
During the six months ended September 30, 2012, the Company granted time-vesting restricted stock units covering 625,251 shares of common stock with a value at the date of grant of $8.6 million.  Of the restricted stock units granted in the current period, 548,072 vest in equal annual increments over four years and 77,179 vest in one year.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the period ending September 30, 2012 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	1,175,161	$13.40	2.21
Granted	625,251	$13.75
Vested	(459,438)	$12.62
Forfeited or cancelled	(99,681)	$14.08
Outstanding at September 30, 2012	1,241,293	$13.81	2.65

During the six months ended September 30, 2012, the Company granted performance-based restricted stock units covering 384,563 shares of common stock with a value at the date of grant of $5.2 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in the current period, 333,463 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2015, with a multiplier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2012 to March 31, 2015.  The remaining 51,100 units represent inducement awards granted to an executive officer.  The executive officer may vest in up to 100% of the inducement award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the period ending September 30, 2012 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	511,864	$10.91	2.31
Granted	384,563	$13.50
Outstanding at September 30, 2012	896,427	$12.02	2.07

Total expense related to restricted stock units in the six months ended September 30, 2012 and 2011 was approximately $4.9 million and $4.4 million respectively.  Future expense for these restricted stock units is expected to be approximately $22.5 million over the next four years.

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

Summary results of operations of the AISS business unit for the quarter and six months ended September 30, 2011 are segregated and included in income from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):

	For the quarter ended September 30, 2011	For the six months ended September 30, 2011
Revenues	$13,602	$26,492

Earnings from discontinued operations before income taxes	$1,896	$3,422
Income taxes	758	1,369
Income from discontinued operations, net of tax	$1,138	$2,053

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the six months ending September 30, 2011.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2012	March 31, 2012
Prepaid expenses	$44,815	$43,768
Assets of non-qualified retirement plan	13,854	13,344
Other miscellaneous assets	321	692
Other current assets	$58,990	$57,804

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2012	March 31, 2012
Acquired intangible assets, net	$797	$1,525
Other miscellaneous noncurrent assets	2,136	2,172
Other assets	$2,933	$3,697

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

The carrying amount of goodwill, by operating segment, at September 30, 2012, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and data services	IT Infrastructure management	Other services	Total
Balance at March 31, 2012	$306,077	$71,508	$4,700	$382,285
Change in foreign currency translation adjustment	(35)	-	22	(13)
Balance at September 30, 2012	$306,042	$71,508	$4,722	$382,272

Goodwill by component included in Marketing and data services as of September 30, 2012 is US, $264.6 million; Europe, $19.6 million; Australia, $14.8 million; China, $6.0 million; and Brazil, $1.0 million.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom common stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

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

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2012	March 31, 2012
Term loan credit agreement	$221,000	$224,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to ten years	28,937	35,726
Other debt and long-term liabilities	16,902	18,496
Total long-term debt and capital leases	266,839	278,222
Less current installments	22,492	26,336
Long-term debt, excluding current installments	$244,347	$251,886

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at September 30, 2012 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at September 30, 2012 was 3.7%.  Outstanding letters of credit at September 30, 2012 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2012 was 0.45%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of September 30, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2012.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.6 million at September 30, 2012 and $4.9 million at March 31, 2012.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2012	2011	2012	2011
Revenue:
Marketing and data services	$194,409	$195,857	$380,148	$380,853
IT Infrastructure management	70,061	73,712	140,351	146,762
Other services	12,997	16,863	28,627	34,861
Total revenue	$277,467	$286,432	$549,126	$562,476

Income (loss) from operations:
Marketing and data services	$23,331	$27,078	$41,306	$44,338
IT Infrastructure management	8,520	5,091	17,351	9,338
Other services	(1,611)	(2,653)	(2,833)	(3,212)
Corporate	(32)	(2,465)	(192)	(2,709)
Income from operations	$30,208	$27,051	$55,632	$47,755

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2012 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2012	$9,597	$11,049	$20,646
Payments	(6,257)	(1,148)	(7,405)
Charges and adjustments	(97)	171	74
Balance at September 30, 2012	$3,243	$10,072	$13,315

The above balances are included in accrued expenses on the condensed consolidated balance sheet.

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

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $3.2 million remained accrued as of September 30, 2012.  These costs are expected to be paid out in fiscal 2013.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2012 is $2.1 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2012 is $8.0 million.

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  Listed below are certain matters pending against the Company and/or its subsidiaries for which the potential exposure is considered material to the Company’s consolidated financial statements.  Management believes the Company has substantial defenses to the claims made and intends to vigorously defend these matters.

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom, in the United States District Court for the Eastern District of Virginia seeking to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The Company has not recorded an accrual for this matter as it believes no loss is probable.  The Company cannot estimate the range of reasonably possible loss.

The founders of GoDigital, a subsidiary of the Company, have sued the Company in Brazil contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment based upon the performance of the business over a two-year period of time. The Company has not recorded an accrual for this matter as it believes no loss is probable, and the range of reasonably possible loss is not material.

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 28 years of $122.0 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At September 30, 2012 the Company’s maximum potential future payments under these guarantees were $3.4 million.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2012, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,854	$-	$-	$13,854
Total assets	$13,854	$-	$-	$13,854

Liabilities:
Other current liabilities	$13,854	$-	$-	$13,854
Other liabilities	-	1,196	-	1,196
Total liabilities	$13,854	$1,196	$-	$15,050

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

As we complete the second quarter of fiscal 2013, our Company has completed the transition to a new executive leadership team.  During fiscal 2012 we named a new chief executive officer, a new chief financial officer, and a new chief revenue officer.  During the first quarter of fiscal 2013 we named a new chief product and engineering officer.  During fiscal 2012 we announced plans to significantly accelerate investment in product development in fiscal 2013, which management believes will help drive revenue growth in fiscal 2014 and beyond.

Highlights of the quarter ended September 30, 2012 are identified below.

•	Revenue of $277.5 million, a 3.1% decrease from $286.4 million in the same quarter a year ago.

•	Total operating expenses of $247.3 million, a 4.7% decrease from $259.4 million in the same quarter a year ago.

•	Income from operations of $30.2 million, representing a 10.9% operating margin, compared to $27.1 million, a 9.4% operating margin, in the same quarter a year ago.

•	Pre-tax earnings from continuing operations of $26.8 million, a 25.6% increase from $21.4 million in the same quarter a year ago.

•	Diluted earnings per share attributable to Acxiom stockholders of $0.21 compared to $0.15 in the same quarter a year ago.

•	Operating cash flow was $39.2 million compared to $57.7 million in the same quarter a year ago.

•	The Company paid $14.0 million to acquire common shares as part of a common stock repurchase program.

The highlights above are intended to identify to the reader an overview of the financial results, as well as some of the more significant events and transactions of the Company during the fiscal quarter ended September 30, 2012.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2012	2011	% Change	2012	2011	% Change
Revenues	$277.5	$286.4	(3%)	$549.1	$562.5	(2%)
Total operating costs and expenses	247.3	259.4	(5%)	493.5	514.7	(4%)
Income from operations	$30.2	$27.0	12%	$55.6	$47.8	16%
Diluted earnings per share attributable to Acxiom stockholders	$0.21	$0.15	40%	$0.38	$0.28	36%

Revenues
The following table presents the Company’s revenue for each of the periods reported (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2012	2011	% Change	2012	2011	% Change
Marketing and data services	$194.4	$195.8	(1%)	$380.1	$380.8	(0%)
IT Infrastructure management services	70.1	73.7	(5%)	140.4	146.8	(4%)
Other services	13.0	16.9	(23%)	28.6	34.9	(18%)
Total revenue	$277.5	$286.4	(3%)	$549.1	$562.5	(2%)

Total revenue decreased 3.1%, or $9.0 million, to $277.5 million in the quarter ended September 30, 2012 from $286.4 million in the same quarter a year ago.  For the six months ended September 30, 2012 total revenue was $549.1 million, a $13.4 million, or 2.4%, decrease from $562.5 million during the same period a year ago.  Revenue in the prior six-month period included $1.3 million related to the disposed MENA operations.  Excluding the impact of the MENA revenue and the impact of unfavorable foreign currency translation, revenue decreased 1.5% between the two comparable six-month periods.

Marketing and data service (MDS) revenue for the quarter ended September 30, 2012 was $194.4 million, a decrease of less than 1% when compared to the same quarter a year ago.   On a geographic basis, International MDS revenue decreased $4.8 million, or 14.2%, and U.S. MDS revenue increased $3.3 million, or 2.0%.  Excluding the impact of unfavorable foreign currency translation, International MDS revenue decreased $3.5 million, primarily the result of lower transaction volume.  The increase in U.S. MDS revenue was primarily attributable to increases from new business revenue and one-time projects in the Technology ($4.3 million) and Retail ($3.1 million) industries, offset by a decrease in the Healthcare industry of $5.1 million due to expiration of a large contract.  By line of business, MDS revenue increases in Consumer Insights Products ($1.7 million, or 3.1%) and Consulting ($2.1 million, or 8.7%) were offset by declines in CDI Services ($3.6 million, or 9.6%) and Marketing Management ($1.7 million, or 2.1%).  CDI Services and Marketing Management revenue decreases resulted from lower project activity in certain U.S. industries and in Brazil, and the expiration of a large Healthcare industry contract.

MDS revenue for the six months ended September 30, 2012 was $380.1 million, which was flat when compared to the same period a year ago.   On a geographic basis, International MDS revenue decreased $7.9 million, or 12.6%, and U.S. MDS revenue increased $7.2 million, or 2.3%.  Excluding the impact of unfavorable foreign currency translation, International MDS revenue decreased $4.9 million, primarily the result of lower transaction volume in Europe, Australia, and Brazil.  The increase in U.S. MDS revenue was primarily attributable to increases from new business revenue and one-time projects in the Technology ($7.2 million), Financial Services ($3.5 million), and Retail ($8.1 million) industries, offset by a decrease in the Healthcare industry of $9.2 million due to expiration of a large contract.  By line of business, MDS revenue increases in Marketing Management and Consulting ($5.0 million, or 2.4%) were offset by decreases in CDI Services ($6.2 million, or 8.2%).  CDI Services revenue was impacted by the expiration of a large Healthcare industry contract.

IT Infrastructure management services (IM) revenue for the quarter ended September 30, 2012 was $70.1 million, a $3.6 million, or 5.0%, decrease compared to $73.7 million in the same quarter a year ago.  IM revenue for the six months ended September 30, 2012 was $140.4 million, a $6.4 million, or 4.4%, decrease compared to $146.8 million in the same period a year ago.  The IM revenue decrease for both periods was attributable to the loss of a large contract during the third quarter of fiscal 2012, partially offset by revenue increases with existing clients.

Other services revenue for the quarter ended September 30, 2012 was $13.0 million, a $3.9 million, or 22.9%, decrease compared to $16.9 million in the same quarter a year ago.  Revenue from the U.K. fulfillment and U.S. e-mail fulfillment operations decreased $0.6 million and $1.8 million, respectively, in the quarter due to lower project revenue with existing customers as well as the wind-down of an e-mail contract.  The Company has begun transitioning Risk customers to a third-party partner through a referral fee arrangement and plans to exit this business.  As a result, revenue from the Risk business decreased $1.5 million in the quarter.

Other services revenue for the six months ended September 30, 2012 was $28.6 million, a $6.2 million, or 17.9%, decrease compared to $34.9 million in the same period a year ago.  Excluding the impact of the MENA disposal, revenue decreased approximately $4.9 million in the quarter.  Revenue from the U.K. fulfillment and U.S. e-mail fulfillment operations decreased $1.1 million and $1.5 million, respectively, in the period due to lower project revenue with existing customers as well as the wind-down of an e-mail contract.  Revenue from the Risk business decreased $2.3 million in the period.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended September 30			For the six months ended September 30
	2012	2011	% Change	2012	2011	% Change
Cost of revenue	$209.9	$217.5	(3%)	$419.2	$435.8	(4%)
Selling, general and administrative	37.4	39.4	(5%)	74.1	76.2	(3%)
Gains, losses and other items, net,	-	2.5	(99%)	0.2	2.7	(93%)
Total operations costs and expenses	$247.3	$259.4	(5%)	$493.5	$514.7	(4%)

Cost of revenue for the quarter ended September 30, 2012 was $209.9 million, a $7.6 million, or 3.5%, decrease from $217.5 million in the same quarter a year ago.  Gross margins increased from 24.1% to 24.4% in the two comparable periods.  Margins in the fiscal 2013 quarter benefited from improving IM margins and international cost reduction actions taken during the fourth quarter of fiscal 2012.  These benefits were offset by higher costs of delivery and investments in data in the U.S. MDS business.  U.S. gross margins increased from 25.2% to 25.4%. International gross margins were flat at 17.8% on declining revenue due to the cost reduction actions in International markets.

Cost of revenue for the six months ended September 30, 2012 was $419.2 million, a $16.6 million, or 3.8%, decrease from $435.8 million in the same period a year ago.   Gross margins increased from 22.5% to 23.7% in the two comparable periods.  Margins in the fiscal 2013 period benefited from improving IM margins and international cost reduction actions taken during the fourth quarter of fiscal 2012.  These benefits were offset by higher costs of delivery and investments in data in the U.S. MDS business.  U.S. gross margins increased from 24.5% to 24.9% due to IM margin improvements, and international gross margins improved to 15.0% from 10.6% on declining revenue due to the cost reduction actions in international markets.

Selling, general and administrative expense for the quarter ended September 30, 2012 was $37.4 million, a $2.1 million, or 5.3%, decrease from the same quarter a year ago.   As a percent of total revenue, these expenses were 13.5% this year compared to 13.8% in the prior period.  Selling, general and administrative expense for the six months ended September 30, 2012 was $74.1 million, a $2.1 million, or 2.8%, decrease from $76.2 million in the same period a year ago.   As a percent of total revenue, these expenses were 13.5% this year compared to 13.6% in the prior period.  Lower sales expense in the U.S. from cost reductions and lower commissions, as well as international cost reductions, contributed to the lower selling, general and administrative expense.  These reductions were offset by higher levels of incentive and non-cash stock compensation expense and higher benefits costs.

Gains, losses and other items, net was $2.5 million for the quarter ended September 30, 2011.  Gains, losses and other items, net was $0.2 million and $2.7 million for the six months ended September 30, 2012 and 2011, respectively. The prior year amounts primarily represent the net loss related to the disposal of the MENA operations.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit (income from operations) and profit margin by segment for each of the periods presented (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2012	2011	2012	2011
Operating profit and profit margin:
Marketing and data services	$23,331	$27,078	$41,306	$44,338
	12.0%	13.8%	10.9%	11.6%
IT Infrastructure management services	$8,520	$5,091	$17,351	$9,338
	12.2%	6.9%	12.4%	6.4%
Other services	$(1,611)	$(2,653)	$(2,833)	$(3,212)
	(12.4%)	(15.7%)	(9.9%)	(9.2%)
Corporate	$(32)	$(2,465)	$(192)	$(2,709)
Total operating profit	$30,208	$27,051	$55,632	$47,755
Total operating profit margin	10.9%	9.4%	10.1%	8.5%

MDS operating profit for the quarter ended September 30, 2012 was $23.3 million, a 12.0% margin, compared to $27.1 million, a 13.8% margin, in the same quarter a year ago.  Margins in the U.S. declined from 18.1% in fiscal 2012 to 14.5% in fiscal 2013 while international losses decreased from $2.4 million in fiscal 2012 to $0.6 million in fiscal 2013.  MDS operating profit for the six months ended September 30, 2012 was $41.3 million, a 10.9% margin, compared to $44.3 million, an 11.6% margin, in the same period a year ago.  Margins in the U.S. declined from 16.5% in fiscal 2012 to 13.8% in fiscal 2013 while international losses decreased from $8.2 million in fiscal 2012 to $3.5 million in fiscal 2013.  The U.S. margin decreases were primarily due to additional personnel and data costs required to support new business implementations and investment initiatives as well as increased incentive compensation in fiscal 2013.  International margins benefited from the cost reduction actions in all operations.

IM operating profit for the quarter ended September 30, 2012 was $8.5 million, a 12.2% margin, compared to $5.1 million, a 6.9% margin, in the same period a year ago.  IM operating profit for the six months ended September 30, 2012 was $17.4 million, a 12.4% margin, compared to $9.3 million, a 6.4% margin, in the same period a year ago.  IM margins benefitted primarily from ongoing efficiency improvements.

Other services operating loss for the quarter ended September 30, 2012 was $1.6 million, a negative 12.4% margin, compared to $2.7 million, a negative 15.7% margin, in the same period a year ago.  The improvement was primarily due to cost efficiencies realized by the U.S. e-mail fulfillment business.  Other services operating loss for the six months ended September 30, 2012 was $2.8 million, a negative 9.9% margin, compared to $3.2 million, a negative 9.2% margin, in the same period a year ago.  A $1.0 million improvement in operations from the disposition of the MENA operation was partially offset by a decline in the U.S. risk business related to revenue decreases.

Other Expense, Income Taxes and Other Items
Interest expense was $3.3 million for the quarter ended September 30, 2012 compared to $4.7 million in the same period a year ago.  The decrease primarily relates to a reduction in outstanding borrowing under the Company’s term loan.  The average term loan balance declined approximately $35 million between the two periods presented.  The average interest rate decreased approximately 15 basis points.   Interest on other debt, such as capital leases, also decreased.

Interest expense was $6.6 million for the six months ended September 30, 2012 compared to $10.2 million in the same period a year ago.  The decrease primarily relates to a reduction in outstanding borrowing under the Company’s term loan.  The average term loan balance declined approximately $80 million between the two periods presented.  The average interest rate decreased approximately 20 basis points.   Interest on other debt, such as capital leases, also decreased.

Other expense was $0.1 million for the quarter ended September 30, 2012 compared to $1.0 million in the same period a year ago.  Other expense was $0.6 million for the six months ended September 30, 2012 compared to $1.1 million in the same period a year ago.  Other expense is primarily due to foreign currency losses.

The effective tax rate for the quarter ended September 30, 2012 was 39% compared to 45% for the same period a year ago.  The effective tax rate for the six months ended September 30, 2012 was 39% compared to 43% for the same period a year ago.   Excluding the impact of the loss on disposal of the MENA operations, both prior period rates were 40%.    Each fiscal period tax rate was impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of those losses due to uncertainty of future benefit.

Discontinued operations in the quarter and six months ended September 30, 2011 are the results of operations of AISS, net of tax.  The AISS disposal was completed in the quarter ended March 31, 2012.

Gains and losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary for each period presented, and the noncontrolling interest in the MENA operation during the prior year.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2012 totaled $218.2 million compared to $206.4 million at March 31, 2012.  Total current assets decreased $43.1 million.  The decrease primarily resulted from decreases in cash and cash equivalents of $41.2 million related to increases in incentive compensation payments, income tax payments, payments of debt and the acquisition of Company stock pursuant to the board of directors’ approved stock repurchase plan.  Current liabilities decreased $55.0 million due primarily to decreases in trade accounts payable of $13.2 million, accrued payroll and related expenses of $15.5 million, deferred revenue of $12.5 million, and income taxes of $13.9 million.

The Company’s cash is primarily located in the United States.  Approximately $10.5 million of the total cash balance of $188.4 million, or approximately 6%, is located outside the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 55 days at September 30, 2012 compared to 54 days at March 31, 2012, and is calculated as follows (dollars in thousands):

	September 30, 2012	March 31, 2012
Numerator – trade accounts receivable, net	$166,675	$169,446
Denominator:
Quarter revenue	277,467	287,255
Number of days in quarter	92	91
Average daily revenue	$3,016	$3,157
Days sales outstanding	55	54

Net cash provided by operating activities was $37.4 million in the six months ended September 30, 2012 compared to $90.5 million in the same period a year ago.  The change is primarily related to changes in working capital.  In the current year period, incentive compensation and payments were approximately $16 million greater than in the prior year period, and income tax payments were $31 million greater than in the prior year period.

Investing activities used $23.2 million in cash during the six months ended September 30, 2012 compared to $32.1 million in the prior year.  This results from capital expenditures of $11.7 million, capitalization of data acquisition costs of $3.7 million, and capitalization of software development costs of $7.7 million.

Financing activities used $55.2 million in cash during the six months ended September 30, 2012 compared to $145.4 million in the prior year.  Financing activities include payments of debt and sales of stock under options.  Payments of debt of $13.5 million include capital lease and installment credit payments of $8.9 million and other debt payments of $4.6 million.  The current period also includes payments of $47.1 million for acquisition of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  The Company purchased 3.2 million shares at a cost of $47.2 million, of which $44.5 million was paid during the current period.  The remaining $2.7 million is included in other accrued expenses as of September 30, 2012 and was paid when the trades settled in October 2012.  In addition, $2.6 million was paid during the current period which was included in other accrued expenses as of March 31, 2012.  Prior year financing activities included term loan prepayments of $100.0 million.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $2.2 million in the six months ended September 30, 2012, compared to $4.7 million in the same period last year.  Future payments under these arrangements will be reflected as debt payments.

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at September 30, 2012 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at September 30, 2012 was 3.7%.  Outstanding letters of credit at September 30, 2012 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2012 was 0.45%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of September 30, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2012.

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

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At September 30, 2012 the Company’s maximum potential future payments under these guarantees were $3.4 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2012.   The table does not include the future payment of gross unrealized tax benefit liabilities of $3.2 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $1.2 million as the Company is not able to predict the periods in which these payments will be made. The column for 2013 represents the six months ending March 31, 2013.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Term loan	$3,000	$6,000	$212,000	$-	$-	$-	$221,000
Capital lease and installment payment obligations	7,567	8,407	3,944	926	1,001	7,092	28,937
Other long-term debt	2,860	1,608	1,663	7,321	582	2,868	16,902
Total long-term obligations	13,427	16,015	217,607	8,247	1,583	9,960	266,839
Operating lease payments	11,456	22,396	17,050	13,879	13,038	44,196	122,015
Total contractual cash obligations	$24,883	$38,411	$234,657	$22,126	$14,621	$54,156	$388,854

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Total purchase commitments	$45,730	$50,595	$41,639	$25,356	$15,761	$2,314	$181,395

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2013 of $6.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2012 (dollars in thousands):

Loan guarantee	$1,125
Lease guarantee	2,254
Outstanding letters of credit	2,238
Surety bonds	388

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  In some cases, the Company also sells software and hardware to clients.  In addition, new IT Infrastructure management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.

To help accelerate the pace of product development, the Company plans to significantly increase the level of product investment over the current and following fiscal years.  The incremental investment for fiscal 2013 could be as much as $30 million with most of that amount being research and development. This investment is expected to ramp up during the remainder of the fiscal year.

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

As a final test of the valuation results, the total of the values of the components was reconciled to the actual market value of Acxiom common stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

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

•	the possibility that we may not be able to attract, retain or motivate qualified technical, sales and leadership associates, or that we may lose key associates;

•	the possibility that we may not be able to adequately adapt to rapidly changing computing environments, technologies and marketing practices;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that negative changes in economic conditions in general or other conditions might lead to a reduction in demand for our products and services;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the company;

•	the possibility that the historical seasonality of our business may change;

•	the possibility that we will not be able to achieve cost reductions and avoid unanticipated costs;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that changes in accounting pronouncements may occur and may impact these forward-looking statements;

•	the possibility that we may encounter difficulties when entering new markets or industries;

•	the possibility that we could experience loss of data center capacity or interruption of telecommunication links;

•	the possibility that new laws may be enacted which will limit our ability to provide services to our clients and/or which limit the use of data; and

•	general and global negative economic conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2012 and March 31, 2012, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and legal matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.  Listed below are certain matters pending against the Company and/or its subsidiaries that are considered material.  While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and subsidiary of the Company, seeking to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The Company intends to vigorously dispute the allegations.

On February 10, 2012, the founders of GoDigital Tecnologia E Participacoes, Ltda., a Brazilian entity and subsidiary of the Company (“GoDigital”), filed suit against the Company in the Lower Civil Court of the Judicial District of Porto Alegre, Brazil, contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment (also known as an “earnout”) based upon the performance GoDigital over a two-year period of time. The founders are seeking compensatory damages.  The Company disputes the allegations and intends, at the appropriate time, to bring forth certain counterclaims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/12 – 7/31/12	0	n/a	0	$50,177,130
8/1/12 – 8/31/12	23,813	16.93	23,813	49,773,955
9/1/12 – 9/30/12	822,700	18.43	822,700	34,610,507
Total	846,513	18.39	846,513	$34,610,507

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, and again on May 24, 2012.  Under the modified common stock repurchase program, the Company may purchase up to $150.0 million worth of its common stock through the period ending May 24, 2013.  Through September 30, 2012, the Company had repurchased 9.0 million shares of its stock for $115.4 million, leaving remaining capacity of $34.6 million under the stock repurchase program.

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

3
Amended and Restated Bylaws of Acxiom Corporation, dated August 16, 2012 (previously filed on August 20, 2012, as Exhibit 3(a) to Acxiom Corporation’s Current Report on Form 8-K, and
incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at
September 30, 2012, and March 31, 2012, (ii) Condensed Consolidated Statements of
Operations for the three months ended September 30, 2012 and 2011,  (iii) Condensed
Consolidated Statements of Operations for the six months ended September 30, 2012 and 2011,
(iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended
September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Comprehensive
Income for the six months ended September 30, 2012 and 2011,   (vi) Condensed Consolidated
Statement of Stockholders’ Equity for the six months ended September 30, 2012, (vii)
Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30,
2012 and 2011, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  November 8, 2012

By: /s/Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3
Amended and Restated Bylaws of Acxiom Corporation, dated August 16, 2012 (previously filed on August 20, 2012, as Exhibit 3(a) to Acxiom Corporation’s Current Report on Form 8-K, and
incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at
September 30, 2012, and March 31, 2012, (ii) Condensed Consolidated Statements of
Operations for the three months ended September 30, 2012 and 2011,  (iii) Condensed
Consolidated Statements of Operations for the six months ended September 30, 2012 and 2011,
(iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended
September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Comprehensive
Income for the six months ended September 30, 2012 and 2011,   (vi) Condensed Consolidated
Statement of Stockholders’ Equity for the six months ended September 30, 2012, (vii)
Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30,
2012 and 2011, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.