Form 10-Q
period 2012-12-31
ACXIOM CORP
filed 2013-02-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                                                                                                For the quarterly period ended December 31, 2012

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of February 4, 2013 was 73,827,393.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2012

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$186,220	$229,648
Trade accounts receivable, net	182,457	169,446
Deferred income taxes	15,082	15,107
Other current assets	52,750	57,804
Total current assets	436,509	472,005
Property and equipment, net of accumulated depreciation and amortization	231,774	253,373
Software, net of accumulated amortization	19,491	13,211
Goodwill	382,704	382,285
Purchased software licenses, net of accumulated amortization	21,583	25,294
Deferred costs, net	47,211	61,977
Data acquisition costs, net	11,540	15,009
Other assets, net	2,831	3,697
	$1,153,643	$1,226,851
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$19,814	$26,336
Trade accounts payable	19,873	31,030
Accrued expenses
Payroll	47,041	54,839
Other	73,696	77,062
Deferred revenue	47,389	59,949
Income taxes payable	3,229	16,400
Total current liabilities	211,042	265,616
Long-term debt	240,774	251,886
Deferred income taxes	86,614	93,039
Other liabilities	4,178	4,455
Commitments and contingencies
Equity:
Common stock	12,108	12,003
Additional paid-in capital	877,619	860,165
Retained earnings	580,728	536,359
Accumulated other comprehensive income	14,714	13,601
Treasury stock, at cost	(873,893)	(810,381)
Total Acxiom stockholders' equity	611,276	611,747
Noncontrolling interest	(241)	108
Total equity	611,035	611,855
	$1,153,643	$1,226,851
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2012	2011

Revenues	$273,102	$280,893
Operating costs and expenses:
Cost of revenue	209,027	213,925
Selling, general and administrative	37,303	36,318
Impairment of goodwill and other intangibles	-	17,803
Gains, losses and other items, net	(126)	(2,671)
Total operating costs and expenses	246,204	265,375
Income from operations	26,898	15,518
Other expense:
Interest expense	(3,178)	(3,883)
Other, net	565	(98)
Total other expense	(2,613)	(3,981)
Earnings from continuing operations before income taxes	24,285	11,537
Income taxes	9,836	9,700
Net earnings from continuing operations	$14,449	$1,837
Earnings from discontinued operations, net of tax	-	814
Net earnings	$14,449	$2,651
Less: Net loss attributable to noncontrolling interest	(76)	(5,279)
Net earnings attributable to Acxiom	$14,525	$7,930

Basic earnings per share:
Net earnings from continuing operations	$0.19	$0.02
Net earnings from discontinued operations	-	0.01
Net earnings	$0.19	$0.03

Net earnings attributable to Acxiom stockholders	$0.20	$0.10

Diluted earnings per share:
Net earnings from continuing operations	$0.19	$0.02
Net earnings from discontinued operations	-	0.01
Net earnings	$0.19	$0.03

Net earnings attributable to Acxiom stockholders	$0.19	$0.10

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2012	2011

Revenues	$822,228	$843,369
Operating costs and expenses:
Cost of revenue	628,239	649,701
Selling, general and administrative	111,393	112,554
Impairment of goodwill and other intangibles	-	17,803
Gains, losses and other items, net	66	38
Total operating costs and expenses	739,698	780,096
Income from operations	82,530	63,273
Other expense:
Interest expense	(9,735)	(14,057)
Other, net	(36)	(1,150)
Total other expense	(9,771)	(15,207)
Earnings from continuing operations before income taxes	72,759	48,066
Income taxes	28,739	25,291
Net earnings from continuing operations	$44,020	$22,775
Earnings from discontinued operations, net of tax	-	2,868
Net earnings	$44,020	$25,643
Less: Net loss attributable to noncontrolling interest	(349)	(5,554)
Net earnings attributable to Acxiom	$44,369	$31,197

Basic earnings per share:
Net earnings from continuing operations	$0.59	$0.28
Net earnings from discontinued operations	-	0.04
Net earnings	$0.59	$0.32

Net earnings attributable to Acxiom stockholders	$0.59	$0.39

Diluted earnings per share:
Net earnings from continuing operations	$0.57	$0.28
Net earnings from discontinued operations	-	0.04
Net earnings	$0.57	$0.32

Net earnings attributable to Acxiom stockholders	$0.58	$0.39

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months ended December 31
	2012	2011

Net earnings	$14,449	$2,651
Other comprehensive income:
Change in foreign currency translation adjustment	862	1,528
Unrealized gain on interest rate swap	200	494
Other comprehensive income	1,062	2,022
Comprehensive income	15,511	4,673
Less: Comprehensive loss attributable to noncontrolling interest	(76)	(5,279)
Comprehensive income attributable to Acxiom stockholders	$15,587	$9,952

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2012	2011

Net earnings	$44,020	$25,643
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,046	(4,190)
Unrealized gain on interest rate swap	67	194
Other comprehensive income (loss)	1,113	(3,996)
Comprehensive income	45,133	21,647
Less: Comprehensive loss attributable to noncontrolling interest	(349)	(5,554)
Comprehensive income attributable to Acxiom stockholders	$45,482	$27,201

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED DECEMBER 31, 2012
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2012	120,027,013	$12,003	$ 860,165	$ 536,359	$13,601	(43,213,027)	$(810,381)	$ 108	$611,855
Employee stock awards, benefit plans and other issuances	590,028	59	8,594	-	-	(56,600)	(790)	-	7,863
Restricted stock units vested	464,688	46	(46)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	8,906	-	-	-	-	-	8,906
Acquisition of treasury stock	-	-	-	-	-	(4,059,090)	(62,722)	-	(62,722)
Comprehensive income:
Foreign currency translation	-	-	-	-	1,046	-	-	-	1,046
Unrealized loss on interest rate swap	-	-	-	-	67	-	-	-	67
Net earnings (loss)	-	-	-	44,369	-	-	-	(349)	44,020

Balances at December 31, 2012	121,081,729	$12,108	$ 877,619	$ 580,728	$14,714	(47,328,717)	$(873,893)	$ (241)	$611,035

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2012	2011
Cash flows from operating activities:
Net earnings	$44,020	$25,643
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	89,594	103,240
Loss on disposal or impairment of assets	25	183
Impairment of goodwill and other intangibles	-	17,803
Deferred income taxes	(6,428)	2,539
Non-cash share-based compensation expense	8,906	6,910
Changes in operating assets and liabilities:
Accounts receivable, net	(13,925)	(2,763)
Other assets	756	(202)
Deferred costs	(1,600)	(1,879)
Accounts payable and other liabilities	(32,607)	7,391
Deferred revenue	(12,830)	14,143
Net cash provided by operating activities	75,911	173,008
Cash flows from investing activities:
Disposition of operations	-	(1,043)
Capitalized software development costs	(13,190)	(3,167)
Capital expenditures	(21,976)	(39,147)
Payments received for investments	-	370
Data acquisition costs	(6,464)	(8,549)
Net cash paid in acquisitions	-	(255)
Net cash used in investing activities	(41,630)	(51,791)
Cash flows from financing activities:
Payments of debt	(19,790)	(145,768)
Acquisition liability payment	-	(326)
Acquisition of treasury stock	(65,356)	(42,827)
Sale of common stock	7,863	7,318
Contingent consideration paid for prior acquisitions	(287)	-
Net cash used in financing activities	(77,570)	(181,603)
Effect of exchange rate changes on cash	(139)	(724)
Net change in cash and cash equivalents	(43,428)	(61,110)
Cash and cash equivalents at beginning of period	229,648	206,973
Cash and cash equivalents at end of period	$186,220	$145,863

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2012	2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,678	$15,491
Income taxes	48,268	15,171
Payments on capital leases and installment payment arrangements	12,948	13,687
Prepayments of debt	-	125,000
Other debt payments	6,842	7,081
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	2,157	8,733
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

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2012	2011	2012	2011
Basic earnings per share:
Net earnings from continuing operations	$14,449	$1,837	$44,020	$22,775
Net earnings from discontinued operations	-	814	-	2,868
Net earnings	$14,449	$2,651	$44,020	$25,643
Net loss attributable to noncontrolling interest	(76)	(5,279)	(349)	(5,554)
Net earnings attributable to Acxiom	$14,525	$7,930	$44,369	$31,197

Basic weighted-average shares outstanding	74,103	78,189	75,195	80,039
Basic earnings per share:
Continuing operations	$0.19	$0.02	$0.59	$0.28
Discontinued operations	-	$0.01	-	$0.04
Net earnings	$0.19	$0.03	$0.59	$0.32
Net loss attributable to noncontrolling interest	-	$(0.07)	-	$(0.07)
Net earnings attributable to Acxiom	$0.20	$0.10	$0.59	$0.39

Diluted earnings per share:
Basic weighted-average shares outstanding	74,103	78,189	75,195	80,039
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,775	831	1,792	838
Diluted weighted-average shares outstanding	75,878	79,020	76,987	80,877
Diluted earnings per share:
Continuing operations	$0.19	$0.02	$0.57	$0.28
Discontinued operations	-	$0.01	-	$0.04
Net earnings	$0.19	$0.03	$0.57	$0.32
Net loss attributable to noncontrolling interest	-	$(0.07)	-	$(0.07)
Net earnings attributable to Acxiom	$0.19	$0.10	$0.58	$0.39

Some earnings per share amounts may not add due to rounding.

As of December 31, 2012, the Company had options and warrants outstanding providing for the purchase of approximately 9.7 million shares of common stock together with restricted stock units relating to 1.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended December 31		For the nine months ended December 31
	2012	2011	2012	2011
Number of shares outstanding under options, warrants and restricted stock units	4,752	9,515	7,872	9,438
Range of exercise prices for options and warrants	$17.76-$62.06	$12.25-$62.06	$13.10-$62.06	$13.14-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million of its common stock through the period ending February 5, 2014.  During the nine months ended December 31, 2012, the Company repurchased 4.1 million shares of its common stock for $62.7 million.  Cash paid for acquisition of treasury stock in the condensed consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.  Through December 31, 2012, the Company had repurchased 9.9 million shares of its stock for $130.9 million, leaving remaining capacity of $69.1 million under the stock repurchase program.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2012, there were a total of 4.4 million shares available for future grants under the plans.

The Company granted 497,409 stock options in the nine months ended December 31, 2012.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2012 was $5.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 1.7%; expected option life of 4.5 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.

Option activity for the nine months ended December 31, 2012 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2012	8,322,077	$20.91
Granted	497,409	$13.31
Exercised	(243,026)	$13.14		$1,050
Forfeited or cancelled	(207,993)	$18.66
Outstanding at December 31, 2012	8,368,467	$20.74