Form 10-Q/A
period 2012-12-31
ACXIOM CORP
filed 2013-02-20
CIK 733269

UNITED STATES
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

Explanatory Note

This Amendment No. 1 to Acxiom Corporation’s (the “Company”) Quarterly Report on Form 10-Q for the period ended December 31, 2012, originally filed with the U.S. Securities and Exchange Commission on February 8, 2013 (the “Original Quarterly Report”), is being filed for the sole purpose of providing pages 13-38 which were inadvertently omitted when the Original Quarterly Report was filed due to a transmission error associated with the EDGAR filing software used by the Company. No other changes to the Original Quarterly Report have been made in this Form 10-Q/A.

This Amendment No. 1 speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way. No revisions have been made to the Company’s financial statements contained in the Original Quarterly Report.

1-A

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

Option activity for the nine months ended December 31, 2012 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2012	8,322,077	$20.91
Granted	497,409	$13.31
Exercised	(243,026)	$13.14		$1,050
Forfeited or cancelled	(207,993)	$18.66
Outstanding at December 31, 2012	8,368,467	$20.74	3.87	$13,207
Exercisable at December 31, 2012	7,125,099	$22.00	2.98	$8,248

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its third quarter of fiscal 2013 and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on December 31, 2012.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2012:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 9.62	100,640	5.43 years	$8.68	73,640	$8.60
$10.22 - $ 15.00	2,379,967	6.60 years	$13.02	1,186,743	$12.53
$15.10 - $ 19.82	1,789,933	3.28 years	$16.72	1,766,789	$16.70
$20.12 - $ 25.00	2,093,895	3.33 years	$22.92	2,093,895	$22.92
$25.98 - $ 29.30	1,095,987	1.68 years	$26.69	1,095,987	$26.69
$30.93 - $ 39.12	668,512	1.46 years	$35.81	668,512	$35.81
$40.88 - $ 62.06	239,533	1.81 years	$44.07	239,533	$44.07
	8,368,467	3.87 years	$20.74	7,125,099	$22.00

Total expense related to stock options for the nine months ended December 31, 2012 and 2011 was approximately $1.4 million and $0.9 million respectively.  Future expense for these options is expected to be approximately $5.4 million over the next four years.

Restricted Stock Unit Activity
During the nine months ended December 31, 2012, the Company granted time-vesting restricted stock units covering 650,251 shares of common stock with a value at the date of grant of $9.0 million.  Of the restricted stock units granted in the current period, 573,072 vest in equal annual increments over four years and 77,179 vest in one year.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the nine-month period ending December 31, 2012 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	1,175,161	$13.40	2.21
Granted	650,251	$13.89
Vested	(464,688)	$12.63
Forfeited or cancelled	(166,588)	$13.97
Outstanding at December 31, 2012	1,194,136	$13.89	2.46

During the nine months ended December 31, 2012, the Company granted performance-based restricted stock units covering 384,563 shares of common stock with a value at the date of grant of $5.2 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in the current period, 333,463 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2015, with a multiplier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2012 to March 31, 2015.  The remaining 51,100 units represent inducement awards granted to an executive officer.  The executive officer may vest in up to 100% of the inducement award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the nine-month period ending December 31, 2012 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	511,864	$10.91	2.31
Granted	384,563	$13.50
Outstanding at December 31, 2012	896,427	$12.02	1.81

Total expense related to restricted stock units in the nine months ended December 31, 2012 and 2011 was approximately $7.5 million and $6.0 million respectively.  Future expense for these restricted stock units is expected to be approximately $19.5 million over the next four years.

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

Summary results of operations of the AISS business unit for the quarter and nine months ended December 31, 2011 are segregated and included in income from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):

	For the quarter ended December 31, 2011	For the nine months ended December 31, 2011
Revenues	$12,324	$38,816

Earnings from discontinued operations before income taxes	$1,356	$4,778
Income taxes	542	1,910
Income from discontinued operations, net of tax	$814	$2,868

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the nine months ending December 31, 2011.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2012	March 31, 2012
Prepaid expenses	$38,822	$43,768
Assets of non-qualified retirement plan	13,394	13,344
Other miscellaneous assets	534	692
Other current assets	$52,750	$57,804

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2012	March 31, 2012
Acquired intangible assets, net	$665	$1,525
Other miscellaneous noncurrent assets	2,166	2,172
Other assets	$2,831	$3,697

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

The carrying amount of goodwill, by operating segment, at December 31, 2012, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and data services	IT Infrastructure management	Other services	Total
Balance at March 31, 2012	$306,077	$71,508	$4,700	$382,285
Change in foreign currency translation adjustment	364	-	55	419
Balance at December 31, 2012	$306,441	$71,508	$4,755	$382,704

Goodwill by component included in Marketing and data services as of December 31, 2012 is US, $264.6 million; Europe, $19.8 million; Australia, $15.0 million; China, $6.0 million; and Brazil, $1.0 million.

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

7.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31, 2012	March 31, 2012
Term loan credit agreement	$219,500	$224,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to ten years	24,935	35,726
Other debt and long-term liabilities	16,153	18,496
Total long-term debt and capital leases	260,588	278,222
Less current installments	19,814	26,336
Long-term debt, excluding current installments	$240,774	$251,886

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at December 31, 2012 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at December 31, 2012 was 3.7%.  Outstanding letters of credit at December 31, 2012 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2012 was 0.32%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of December 31, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2012.

8.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.1 million at December 31, 2012 and $4.9 million at March 31, 2012.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2012	2011	2012	2011
Revenue:
Marketing and data services	$190,138	$187,461	$570,286	$568,314
IT Infrastructure management	69,916	77,173	210,267	223,935
Other services	13,048	16,259	41,675	51,120
Total revenue	$273,102	$280,893	$822,228	$843,369

Income (loss) from operations:
Marketing and data services	$17,971	$21,388	$59,277	$65,726
IT Infrastructure management	9,622	9,795	26,973	19,133
Other services	(821)	(533)	(3,654)	(3,745)
Corporate	126	(15,132)	(66)	(17,841)
Income from operations	$26,898	$15,518	$82,530	$63,273

10.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2012 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2012	$9,597	$11,049	$20,646
Payments	(6,414)	(1,572)	(7,986)
Charges and adjustments	(221)	171	(50)
Balance at December 31, 2012	$2,962	$9,648	$12,610

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

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $2.9 million remained accrued as of December 31, 2012.  These costs are expected to be paid out in fiscal 2013.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2012 is $1.9 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2012 is $7.7 million.

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

Commitments

The Company leases or licenses data processing equipment, software, office furniture and equipment, land and office space under noncancellable operating leases or licenses.  The Company has a future commitment for lease or license payments over the next 28 years of $117.1 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At December 31, 2012 the Company’s maximum potential future payments under these guarantees were $3.2 million.

12.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2013 is approximately 39.5%, excluding any impact of the American Taxpayer Relief Act of 2012.

In accordance with accounting standards, the Company has not recorded any effects of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, since the law was not enacted before the end of the fiscal period.  The impact of this law will be recorded by the Company in the fourth quarter.  The Company anticipates the impact of this law will lower tax expense for the full year by approximately $1.0 million, principally due to retroactive reinstatement of the research and experimentation tax credit.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2012, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,394	$-	$-	$13,394
Total assets	$13,394	$-	$-	$13,394

Liabilities:
Other current liabilities	$13,394	$-	$-	$13,394
Other liabilities	-	996	-	996
Total liabilities	$13,394	$996	$-	$14,390

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

As we complete the third quarter of fiscal 2013, our Company has completed the transition to a new executive leadership team.  During fiscal 2012 we named a new chief executive officer, a new chief financial officer, and a new chief revenue officer.  During the first quarter of fiscal 2013 we named a new chief product and engineering officer.  During fiscal 2012 we also announced plans to significantly accelerate investment in product development in fiscal 2013, which management believes will help drive revenue growth later in fiscal 2014 and beyond.

Highlights of the quarter ended December 31, 2012 are identified below.

•	Revenue of $273.1 million, a 2.8% decrease from $280.9 million in the same quarter a year ago.

•
Total operating expenses of $246.2 million, a 7.2% decrease from $265.4 million in the same quarter a year ago.  The prior-year quarter included $15.1 million in impairment charges and adjustments related to the Brazil operations.

•	Income from operations of $26.9 million, representing a 9.8% operating margin, compared to $15.5 million, a 5.5% operating margin, in the same quarter a year ago.

•	Pre-tax earnings from continuing operations of $24.3 million, compared to $11.5 million in the same quarter a year ago.

•
Diluted earnings per share attributable to Acxiom stockholders of $0.19 compared to $0.10 in the same quarter a year ago.  The Brazil impairment charges and adjustments in the prior quarter reduced diluted earnings per share attributable to Acxiom stockholders by $0.12.

•	Operating cash flow was $38.5 million compared to $82.5 million in the same quarter a year ago.

•	The Company paid $18.3 million to acquire common shares as part of a common stock repurchase program.

The highlights above are intended to identify to the reader an overview of the financial results, as well as some of the more significant events and transactions of the Company during the fiscal quarter ended December 31, 2012.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in millions, except per share amounts):

	For the quarter ended December 31			For the nine months ended December 31
	2012	2011	% Change	2012	2011	% Change
Revenues	$273.1	$280.9	(3%)	$822.2	$843.4	(3%)
Total operating costs and expenses	246.2	265.4	(7%)	739.7	780.1	(5%)
Income from operations	$26.9	$15.5	73%	$82.5	$63.3	30%
Diluted earnings per share attributable to Acxiom stockholders	$0.19	$0.10	90%	$0.58	$0.39	49%

Revenues
The following table presents the Company’s revenue for each of the periods reported (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2012	2011	% Change	2012	2011	% Change
Marketing and data services	$190.1	$187.5	1%	$570.3	$568.3	0%
IT Infrastructure management services	69.9	77.2	(9%)	210.3	223.9	(6%)
Other services	13.1	16.2	(20%)	41.6	51.2	(19%)
Total revenue	$273.1	$280.9	(3%)	$822.2	$843.4	(3%)

Total revenue decreased 2.8%, or $7.8 million, to $273.1 million in the quarter ended December 31, 2012 from $280.9 million in the same quarter a year ago.  For the nine months ended December 31, 2012 total revenue was $822.2 million, a $21.1 million, or 2.5%, decrease from $843.4 million during the same period a year ago.  Revenue in the prior-year nine-month period included $1.3 million related to the disposed MENA operations.  Excluding the impact of the MENA revenue and the impact of unfavorable foreign currency translation, revenue decreased 1.9% between the two comparable nine-month periods.

Marketing and data service (MDS) revenue for the quarter ended December 31, 2012 was $190.1 million, an increase of 1.4%, or $2.7 million, when compared to the same quarter a year ago.   On a geographic basis, International MDS revenue decreased $3.2 million, or 9.6%, and U.S. MDS revenue increased $5.9 million, or 3.8%.  International MDS revenue decreased $5.1 million in Europe and Australia, primarily the result of lower transaction volume and lost business.  This decrease was offset by revenue increases in China and Brazil.  The increase in U.S. MDS revenue was primarily attributable to increases from new projects with existing customers in the Insurance ($2.4 million), Information Management ($2.2 million), and Government ($0.9 million) industries. By line of business, MDS revenue increases in Marketing Management ($5.6 million or 7.6%), CDI Services ($2.0 million or 5.9%), and Consulting ($1.0 million or 9.2%) were partially offset by declines in Consumer Insights ($3.8 million or 7.1%) and Agency Services ($2.1 million or 13.0%).   Consumer Insights revenue was impacted by lower project activity in Europe and Australia.  Agency Services revenue was impacted by the loss of a client.

MDS revenue for the nine months ended December 31, 2012 was $570.3 million, or flat when compared to the same period a year ago.   On a geographic basis, International MDS revenue decreased $11.1 million, or 11.6%, and U.S. MDS revenue increased $13.0 million, or 2.8%.  Excluding the impact of unfavorable foreign currency translation, International MDS revenue decreased $7.8 million, primarily the result of lower transaction volume and lost business in Europe and Australia.  The increase in U.S. MDS revenue was primarily attributable to increases from new business revenue and one-time projects in the Retail ($8.6 million), Technology ($7.3 million), and Insurance ($5.8 million) industries, partially offset by a decrease in the Healthcare industry of $10.3 million due to expiration of a large contract.  By line of business, MDS revenue increases in Marketing Management and Consulting ($10.1 million, or 3.9%) were offset by decreases in CDI Services and Consumer Insights ($7.5 million, or 2.9%).  CDI Services and Marketing Management revenues were impacted by the expiration of a large Healthcare industry contract.  Consumer Insights revenue was impacted by decreases in Europe and Australia.

IT Infrastructure management services (IM) revenue for the quarter ended December 31, 2012 was $69.9 million, a $7.3 million, or 9.4%, decrease compared to $77.2 million in the same quarter a year ago.  The IM revenue decrease results primarily from the loss of a large contract during the prior-year quarter ($5.2 million) and a decline in one-time projects from existing customers.

IM revenue for the nine months ended December 31, 2012 was $210.3 million, a $13.7 million, or 6.1%, decrease compared to $223.9 million in the same period a year ago.  The IM revenue decrease results primarily from the loss of a large contract during the third quarter of fiscal 2012 ($15.5 million), partially offset by revenue increases with existing clients.

Other services revenue for the quarter ended December 31, 2012 was $13.1 million, a $3.1 million, or 19.7%, decrease compared to $16.2 million in the same quarter a year ago.  Revenue from the U.S. e-mail fulfillment operations decreased $2.2 million in the quarter due to lower project revenue with existing customers as well as the wind-down of an e-mail contract.  The Company completed transitioning Risk customers to a third-party partner as part of the plan to exit this business.  As a result, revenue from the Risk business decreased $1.8 million in the quarter.

Other services revenue for the nine months ended December 31, 2012 was $41.6 million, a $9.6 million, or 18.5%, decrease compared to $51.2 million in the same period a year ago.  Excluding the impact of the MENA disposal, revenue decreased approximately $8.3 million during the period.  Revenue from the U.S. e-mail fulfillment operations decreased $3.7 million in the period due to lower project revenue with existing customers as well as the wind-down of an e-mail contract.  During the third quarter, the Company completed the transition of Risk customers to a third-party partner as part of the plan to exit this business.  As a result, revenue from the Risk business decreased $4.1 million in the nine-month period.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in millions):

	For the quarter ended December 31			For the nine months ended December 31
	2012	2011	% Change	2012	2011	% Change
Cost of revenue	$209.0	$213.9	(2%)	$628.2	$649.7	(3%)
Selling, general and administrative	37.3	36.4	3%	111.4	112.6	(1%)
Impairment of goodwill and other intangibles	-	17.8	(100%)	-	17.8	(100%)
Gains, losses and other items, net,	(0.1)	(2.7)	95%	0.1	-	-
Total operations costs and expenses	$246.2	$265.4	(7%)	$739.7	$780.1	(5%)

Cost of revenue for the quarter ended December 31, 2012 was $209.0 million, a $4.9 million, or 2.3%, decrease from $213.9 million in the same quarter a year ago.  Gross margins decreased from 23.8% to 23.5% in the two comparable periods.  Margins in the fiscal 2013 quarter benefited from improving IM margins.  These benefits were offset by higher costs of delivery and investments in data in the U.S. MDS business.  U.S. gross margins decreased from 24.7% to 24.5%. International gross margins decreased from 18.5% to 16.6% on declining revenue.

Cost of revenue for the nine months ended December 31, 2012 was $628.2 million, a $21.5 million, or 3.3%, decrease from $649.7 million in the same period a year ago.   Gross margins increased from 23.0% to 23.6% in the two comparable periods.  Margins in the fiscal 2013 period benefited from improving IM margins and international cost reduction actions taken during the fourth quarter of fiscal 2012.  These benefits were offset by higher costs of delivery and investments in data in the U.S. MDS business.  U.S. gross margins increased from 24.6% to 24.8% due to IM margin improvements, and international gross margins improved to 15.6% from 13.2% on declining revenue due to the cost reduction actions in international markets.

Selling, general and administrative expense for the quarter ended December 31, 2012 was $37.3 million, a $1.0 million, or 2.7%, increase from the same quarter a year ago.   As a percent of total revenue, these expenses were 13.7% this year compared to 12.9% in the prior-year period.  Selling, general and administrative expense for the nine months ended December 31, 2012 was $111.4 million, a $1.2 million, or 1.0%, decrease from $112.6 million in the same period a year ago.   As a percent of total revenue, these expenses were 13.5% this year compared to 13.3% in the prior-year period.  In the current periods, higher incentive and non-cash compensation costs, as well as higher litigation costs in Brazil, were offset by lower selling expenses resulting from U.S. and international cost reductions and lower commissions.

In the prior quarter ended December 31, 2011, both the impairment of goodwill and other intangibles of $17.8 million and the credit to gains, losses and other items, net of $2.7 million relate primarily to the Company’s Brazil operations.  The result of management’s reassessment of the fair value of Brazil operations indicated an impairment of goodwill and other intangibles.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero during the prior-year quarter as there was no future expectation of an earn-out payment.  In the prior year-to-date period, the $2.6 million gain is offset by a $2.5 million net loss attributed to the MENA disposition.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit (income from operations) and profit margin by segment for each of the periods presented (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2012	2011	2012	2011
Operating profit and profit margin:
Marketing and data services	$17,971	$21,388	$59,277	$65,726
	9.5%	11.4%	10.4%	11.6%
IT Infrastructure management services	$9,622	$9,795	$26,973	$19,133
	13.8%	12.7%	12.8%	8.5%
Other services	$(821)	$(533)	$(3,654)	$(3,745)
	(6.3%)	(3.3%)	(8.8%)	(7.3%)
Corporate	$126	$(15,132)	$(66)	$(17,841)
Total operating profit	$26,898	$15,518	$82,530	$63,273
Total operating profit margin	9.8%	5.5%	10.0%	7.5%

MDS operating profit for the quarter ended December 31, 2012 was $18.0 million, a 9.5% margin, compared to $21.4 million, an 11.4% margin, in the same quarter a year ago.  Margins in the U.S. declined from 14.1% in fiscal 2012 to 12.2% in fiscal 2013 while international losses increased from $0.3 million in fiscal 2012 to $1.6 million in fiscal 2013.  The U.S. margin decrease resulted primarily from additional personnel and data costs required to support new investment initiatives and business implementations as well as higher incentive compensation.  International margins were impacted by lower revenues in Europe and Australia.

MDS operating profit for the nine months ended December 31, 2012 was $59.3 million, a 10.4% margin, compared to $65.7 million, an 11.6% margin, in the same period a year ago.  Margins in the U.S. declined from 15.7% in fiscal 2012 to 13.3% in fiscal 2013 while international losses decreased from $8.5 million in fiscal 2012 to $5.1 million in fiscal 2013.  The U.S. margin decrease was primarily due to additional personnel and data costs required to support new investment initiatives and business implementations as well as increased incentive compensation in the current-year period.  International margins benefited from cost reduction actions in all operations.

IM operating profit for the quarter ended December 31, 2012 was $9.6 million, a 13.8% margin, compared to $9.8 million, a 12.7% margin, in the same period a year ago.  IM operating profit for the nine months ended December 31, 2012 was $27.0 million, a 12.8% margin, compared to $19.1 million, an 8.5% margin, in the same period a year ago.  IM margins benefitted primarily from ongoing efficiency improvements.

Other services operating loss for the quarter ended December 31, 2012 was $0.8 million, a negative 6.3% margin, compared to $0.5 million, a negative 3.3% margin, in the same period a year ago.  Other services operating losses were impacted by revenue decreases in both the U.S. Risk and e-mail fulfillment operations.  Other services operating loss for the nine months ended December 31, 2012 was $3.7 million, a negative 8.8% margin, compared to $3.7 million, a negative 7.3% margin, in the same period a year ago.  A $1.0 million improvement in operations from the disposition of the MENA operation was offset by a decline in the U.S. Risk business resulting from the transition and wind-down of the business.

Corporate loss from operations of $15.1 million and $17.8 million in the quarter and nine months ended December 31, 2012, respectively, consist of items reported as impairment of goodwill and other intangibles and gains, losses, and other items, net on the condensed consolidated statement of operations and are described above.

Other Expense, Income Taxes and Other Items
Interest expense was $3.2 million for the quarter ended December 31, 2012 compared to $3.9 million in the same period a year ago.  The decrease primarily relates to a reduction in outstanding borrowing under the Company’s term loan.  The average term loan balance declined approximately $30 million between the two periods presented.  The average interest rate remained relatively flat.  Interest on other debt, such as capital leases, also decreased.

Interest expense was $9.7 million for the nine months ended December 31, 2012 compared to $14.1 million in the same period a year ago.  The decrease primarily relates to a reduction in outstanding borrowing under the Company’s term loan.  The average term loan balance declined approximately $65 million between the two periods presented.  The average interest rate decreased approximately 15 basis points.   Interest on other debt, such as capital leases, also decreased.

Other income (expense) was $0.6 million for the quarter ended December 31, 2012 compared to ($0.1) million in the same period a year ago.  Other expense was approximately zero for the nine months ended December 31, 2012 compared to $1.2 million in the same period a year ago.  Other income (expense) is primarily due to foreign currency gains and losses.

The effective tax rate for the quarter ended December 31, 2012 was 40.5% compared to 84.1% for the same period a year ago.  The effective tax rate for the nine months ended December 31, 2012 was 39.5% compared to 52.6% for the same period a year ago.   Excluding the impact of the Brazil impairment charge, the prior quarter rate was 40%.  Excluding the impact of the Brazil impairment charge and the MENA disposal loss, the prior nine-month period rate was 40%.   Each fiscal period tax rate was impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

In accordance with accounting standards, the Company has not recorded any effects of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, since the law was not enacted before the end of the fiscal period covered by this report.  The impact of this law will be recorded by the Company in the fourth quarter.  The Company anticipates the impact of this law will lower tax expense for the full year by approximately $1.0 million, principally due to retroactive reinstatement of the research and experimentation tax credit.

Discontinued operations in the quarter and nine months ended December 31, 2011 are the results of operations of AISS, net of tax.  The AISS disposal was completed in the quarter ended March 31, 2012.

Gains and losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary for each period presented, and the noncontrolling interest in the MENA operation during the prior nine-month period.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2012 totaled $225.5 million compared to $206.4 million at March 31, 2012.  Total current assets decreased $35.5 million.  The decrease primarily resulted from a decrease in cash and cash equivalents of $43.4 million (related to increases in incentive compensation payments, income tax payments, capital expenditures, payments of debt and the acquisition of Company stock pursuant to the board of directors’ approved stock repurchase plan), offset by a $13.1 million increase in trade accounts receivable, net (primarily related to an increase in days sales outstanding from 54 days at March 31, 2012 to 61 days at December 31, 2012).  Current liabilities decreased $54.6 million due primarily to decreases in trade accounts payable of $11.2 million, accrued payroll and related expenses of $7.8 million, deferred revenue of $12.6 million, and income taxes of $13.2 million.

The Company’s cash is primarily located in the United States.  Approximately $11.6 million of the total cash balance of $186.2 million, or approximately 6%, is located outside the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 61 days at December 31, 2012 compared to 54 days at March 31, 2012, and is calculated as follows (dollars in thousands):

	December 31, 2012	March 31, 2012
Numerator – trade accounts receivable, net	$182,457	$169,446
Denominator:
Quarter revenue	273,102	287,255
Number of days in quarter	92	91
Average daily revenue	$2,969	$3,157
Days sales outstanding	61	54

Net cash provided by operating activities was $75.9 million in the nine months ended December 31, 2012 compared to $173.0 million in the same period a year ago.  The change is primarily related to a $13.6 million reduction in depreciation and amortization and changes in operating assets and liabilities of $76.9 million.  In the current-year period, incentive compensation payments were approximately $16 million greater than in the prior-year period, and income tax payments were $33.1 million greater than in the prior-year period including tax payments of approximately $17.5 million related to the gain on the disposition of AISS.  In addition, the increase in days sales outstanding negatively impacted accounts receivable by approximately $20.0 million and decreased deferred revenue impacted cash flow by $27.0 million.

Investing activities used $41.6 million in cash during the nine months ended December 31, 2012 compared to $51.8 million in the prior year.  The current-year activities include capital expenditures of $22.0 million, capitalization of data acquisition costs of $6.4 million, and capitalization of software development costs of $13.2 million.

Financing activities used $77.6 million in cash during the nine months ended December 31, 2012 compared to $181.6 million in the prior year.  Financing activities include payments of debt, purchases of Company stock and sales of stock under options.  Payments of debt of $19.8 million include capital lease and installment credit payments of $13.0 million and other debt payments of $6.8 million.  The current period also includes payments of approximately $65.3 million for acquisition of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  The Company purchased 4.1 million shares at a cost of $62.7 million during the current period.  In addition, $2.6 million was paid during the current period which was included in other accrued expenses as of March 31, 2012.  Prior-year financing activities included term loan prepayments of $125.0 million.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $2.2 million in the nine months ended December 31, 2012, compared to $8.7 million in the same period last year.  Future payments under these arrangements will be reflected as debt payments.

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at December 31, 2012 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at December 31, 2012 was 3.7%.  Outstanding letters of credit at December 31, 2012 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2012, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2012 was 0.32%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of December 31, 2012, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $1.0 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2012.

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

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At December 31, 2012 the Company’s maximum potential future payments under these guarantees were $3.2 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2012.   The table does not include the future payment of gross unrealized tax benefit liabilities of $3.2 million or the future payment, if any, against the Company’s non-current interest rate swap liability of $1.0 million as the Company is not able to predict the periods in which these payments will be made. The column for 2013 represents the three months ending March 31, 2013.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Term loan	$1,500	$6,000	$212,000	$-	$-	$-	$219,500
Capital lease and installment payment obligations	3,563	8,409	3,944	926	1,001	7,092	24,935
Other long-term debt	2,108	1,607	1,663	7,323	582	2,870	16,153
Total long-term obligations	7,171	16,016	217,607	8,249	1,583	9,962	260,588
Operating lease payments	5,794	22,434	17,140	13,977	13,122	44,613	117,080
Total contractual cash obligations	$12,965	$38,450	$234,747	$22,226	$14,705	$54,575	$377,668

	For the years ending March 31
	2013	2014	2015	2016	2017	Thereafter	Total
Total purchase commitments	$28,884	$47,745	$42,344	$25,863	$15,991	$2,488	$163,315

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2013 to be $3.1 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2012 (dollars in thousands):

Loan guarantee	$1,084
Lease guarantee	2,134
Outstanding letters of credit	2,238
Surety bonds	388

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

To help accelerate the pace of product development, the Company is significantly increasing the level of product investment over the current and following fiscal years.  The incremental investment for fiscal 2013 could be as much as $30 million with a large portion of that amount being research and development and investments in data. This investment is expected to ramp up during the fourth quarter of this fiscal year.

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

Forward-looking statements may include but are not limited to the following:

•	statements regarding the impact of the American Taxpayer Relief Act of 2012;

•	statements regarding plans to accelerate investment in product development in fiscal 2013 and beyond;

•	management beliefs that increased product investment will drive revenue growth in 2014 and beyond;

•	management’s expectations about the macro economy;

•	statements of the plans and objectives of management for future operations;

•	statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	statements containing any assumptions underlying or relating to any of the above statements; and

•	statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2012 Annual Report and those described from time to time in our future reports filed with the SEC;

•	the possibility that certain contracts may not generate the anticipated revenue or profitability or may not be closed within the anticipated time frames;

•	the possibility that significant customers may experience severe economic difficulty or otherwise reduce the amount of business they do with us;

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

•	the possibility that we may not be able to attract, retain or motivate qualified technical, sales and leadership associates, or that we may lose key associates;

•	the possibility that we may not be able to adequately adapt to rapidly changing computing environments, technologies and marketing practices;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that negative changes in economic conditions in general or other conditions might lead to a reduction in demand for our products and services;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact our business;

•	the possibility that the historical seasonality of our business may change;

•	the possibility that we will not be able to achieve cost reductions and avoid unanticipated costs;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that unusual charges may be incurred;

•	the possibility that changes in accounting pronouncements may occur and may impact forward-looking statements;

•	the possibility that we may encounter difficulties when entering new markets or industries;

•	the possibility that we could experience loss of data center capacity or interruption of telecommunication links;

•	the possibility that new laws may be enacted which will limit our ability to provide services to our clients and/or which limit the use of data; and

•	general and global negative economic conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2012 and March 31, 2012, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

On February 10, 2012, the founders of GoDigital Tecnologia E Participacoes, Ltda., a Brazilian entity and subsidiary of the Company (“GoDigital”), filed suit against the Company in the Lower Civil Court of the Judicial District of Porto Alegre, Brazil, contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment (also known as an “earnout”) based upon the performance of GoDigital over a two-year period of time. The founders are seeking compensatory damages.  The Company disputes the allegations and intends, if appropriate, to bring forth certain opposing claims. The Company has brought an action against the founders of GoDigital in the courts of Delaware asserting that Delaware law controls the parties’ relationship, that under Delaware law it is clear that the claims asserted against Acxiom in the Brazil action are without merit, that the founders of GoDigital misrepresented the value of the business by not properly advising Acxiom of a material adverse change in the business prior to closing and that the founders were unjustly enriched.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12 – 10/31/12	0	n/a	0	$34,610,507
11/1/12 – 11/30/12	891,374	17.39	891,374	19,108,980
12/1/12 – 12/31/12	0	n/a	0	19,108,980
Total	891,374	17.39	891,374	$19,108,980

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013 (subsequent to the end of the most recent quarter).  The most recent modification increased the maximum amount by $50.0 million, to $200.0 million.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million of its common stock through the period ending February 5, 2014.  Through December 31, 2012, the Company had repurchased 9.9 million shares of its stock for $130.9 million, leaving remaining capacity of $69.1 million under the modified stock repurchase program.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2012, and March 31, 2012, (ii) Condensed Consolidated Statements of
Operations for the three months ended December 31, 2012 and 2011,  (iii) Condensed
Consolidated Statements of Operations for the nine months ended December 31, 2012 and 2011,  (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011, (v) Condensed Consolidated Statements of
Comprehensive Income for the nine months ended December 31, 2012 and 2011,
(vi) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended
December 31, 2012, (vii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (viii) the Notes to Condensed Consolidated
Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  February 8, 2013

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2012, and March 31, 2012, (ii) Condensed Consolidated Statements
of Operations for the three months ended December 31, 2012 and 2011,  (iii) Condensed
Consolidated Statements of Operations for the nine months ended December 31, 2012 and 2011,  (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011, (v) Condensed Consolidated Statements of
Comprehensive Income for the nine months ended December 31, 2012 and 2011,
(vi) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended
December 31, 2012, (vii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (viii) the Notes to Condensed Consolidated
Financial Statements, tagged in detail.