Form 10-K
period 2013-03-31
ACXIOM CORP
filed 2013-05-29
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes [ ]	No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $898,724,507.  (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 23, 2013, was 73,913,373.

Table of Contents                                                                                                                                                                                                                                                                                                                                                  Page

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) of Acxiom Corporation (“Acxiom,” the “Company,” “we” or “us”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).  Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 601 East Third Street, Little Rock, AR 72201.  Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, Governance/Nominating, and Technology & Innovation Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 – F-19 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA.   These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•
statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K;

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

Item 1.  Business

Acxiom is an enterprise data, analytics and software-as-a-service company.  For over 40 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses and their partners.  We focus on creating better connections that enable better living for people and better results for the businesses who serve them.

Founded in 1969 in Conway, Arkansas, we serve clients around the world from locations in the United States, Europe, South America and the Asia-Pacific region.  Our client list includes many of  the largest organizations in these regions across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit and government.

We excel in relationships with organizations that view the activation, management, and application of data as an integral component of their business decision-making processes.  We help these clients with and generate our revenue from the following categories of services, aligned consistently with the Company’s long-term strategy: Marketing and data services, IT Infrastructure management, and Other services.

•
Marketing and data services is our largest business segment.  In this business, we help our clients:  connect and analyze online, offline, customer and partner data to help organizations better know their customers; connect and personalize customer experiences – across channels and partners, and over time – to help organizations better engage their customers; and connect partners via a “safe haven” (a privacy-compliant environment that allows advertisers and partners to responsibly shield sensitive information across multiple media channels) and create software to help organizations optimize customer value.  This focus is grounded in our belief that better connections enable marketing that is more effective, drives greater customer value and improves margins.  The range of capabilities we provide includes:  data sourcing; data activation via analytics, integration and enhancement; the building and managing of customer marketing databases; partner integration; and the application of insights to the range of business applications that our clients’ value.  Our offerings span technology, applications and tools, analytics and consulting.

•
Our IT Infrastructure management segment provides mainframe, server hosting and cloud computing services.  We have unique experience hosting complex, processing-intensive database environments and maintaining a highly secure IT environment.

•
The Other services segment includes e-mail fulfillment – the execution of e-mail campaigns for our clients; our risk business – providing solutions that assist clients in predicting and managing risk (predominantly in the U.S.); and our U.K. fulfillment business – providing outsourced call-center operations.

Market Growth Drivers

Empowered consumers have virtually unlimited choices and information creating new opportunities for engagement and value.  But today’s technologically advanced communications can be disruptive to our clients’ customers’ loyalty and profit margin performance.  In response, we believe organizations need to develop and control insight about their customers.  They need multidimensional insight – intelligence refined across all relevant data signals – and an audience operating system to activate and evaluate the signals at scale.

Looking forward, these global issues and challenges provide Acxiom with multiple growth opportunities:

•
Big Data Challenges – Organizations will likely continue to struggle with the management, activation and retrieval of data across customer engagement channels.  Managing increasing data volume, velocity, veracity and variety is affecting all parts of the business world.

•
Analytical & Consumer Insight Needs – In addition to managing the data, we believe organizations will be challenged by an increasing demand for business intelligence requiring marketers and business analysts to transform huge stores of structured and unstructured data into insight for operational decision making.

•
Consumer Driven Engagement Model – Consumer empowerment is changing the way marketers engage and disrupting entire business and industry models.  Technologies enable individuals to better choose, receive and reject information across all channels of communication, from search engines to blogs to social networking and addressable TV.

•	Global – While the highest absolute advertising spend is in the U.S., we see higher projected growth rates in advertising spend in four other top ten markets.

•
Partner Ecosystems – The classic agency interaction and media buying models are long gone. Collaboration across the lines of online and offline data, media options, insight, real-time decisioning, recognition, consumer autonomy and privacy – done in a cohesive, efficient fashion – is a necessity for many businesses.

•
Privacy & Compliance – Diligence in the areas of consumer privacy and security is and will continue to be paramount.  Threats are increasing, and new demands are coming from government agencies and consumer advocacy groups across the world.  These factors increase the liability every company faces when managing consumer data, thus driving the demand for data, insight and recognition services.

Acxiom’s Growth Strategy

While the terms “big data” and “data management platforms” or “DMPs” have recently become more common, for over 40 years Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results through high-performance, highly scalable, highly secured and privacy-compliant marketing solutions.  Our growth strategy is focused upon:

1.
Delivering Innovation – We are investing in products innovation that enables one-to-one marketing at scale with privacy compliance.  In response to what we view as the market’s  needs, we are investing in, (a) improving the quality and usability of data, (b) transforming data into insights, and (c) an “Audience Operating System,” which connects data, experiences and partners.  We believe these innovations are meaningful both to existing and new clients and partners.

2.
Enabling Great Results For Our Clients – We are committed to continuous improvement in client relationship-building, strong execution, and creating a steady stream of ideas that advance our clients’ business.

3.
Building a Better Business – We are focused on operational excellence by improving tools, processes and resource allocation.  We are reinventing our culture around “PACT” – Passion, Accountability, Creativity and Teamwork – in order to achieve a high performance organization.

4.	Assessing Our Business Through a Portfolio Approach – We intend to continue to make our business segments operationally independent to further our goals of simplicity, efficiency and accountability.

Our Competitive Strengths

Our competitive strengths include:

•
Strong Client Relationships – We have relationships with 47 of the Fortune 100 companies and the business-to-consumer marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment.

•
Security and Privacy – As noted above, we utilize a “safe haven,” a privacy-compliant environment that allows advertisers and partners to responsibly shield sensitive information across multiple media channels.  We have expertise in unifying datasets to connect the online and offline world and facilitate sharing between trusted partners in ways that protect consumers and form seamless bridges between traditional channels/media and constantly evolving new ones.  We created a Chief Privacy Officer role in 1991, focused on the protection and responsible use of consumer data.

•	Expertise in Big Data – We are currently maintaining approximately 15,000 databases for 7,000 clients around the world, executing more than 1 trillion global data transactions per week.

•
Breadth and Depth of Privacy-Compliant Consumer Data – For over 40 years, Acxiom has been an innovator in every important source and use of data for marketing.  We know data’s intricacies and how to responsibly leverage them.

At a more granular level, our capabilities include:

•	Data and Insight
o	Multi-sourced insight into approximately 700 million consumers worldwide
o	Over 3,000 propensities for nearly every U.S. consumer

•	Partner and Consumer Connections
o	Can responsibly reach nearly 1 billion addresses across a wide range of media and partners
o	Have adopted a channel and media neutral model focused on utilizing a broad array of data – client data, partner data and external data – to help our clients solve for customer value

•	Enterprise Data Management, Data Quality and Recognition
o	Manage over 15,000 databases and process roughly 13 trillion transactions per quarter for clients
o	Manage over 2.5 billion customer relationships and maintain over 3.7 billion prospect records for our clients
o	Perform nearly 11 trillion consumer record updates per year (including updates to an estimated 25 trillion individual fields or elements within those records)

•	Strategy, Analytics and Cross-Channel Enablement
o	Perform due diligence on all external sources of data which includes data from hundreds of offline sources and data from thousands of websites per year
o	Execute over 800 strategy and analytics projects per year

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

The U.S. Congress continues to debate privacy legislation, and there are many different types of privacy legislation pending at the state level. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being contemplated.

We expect the trend of enacting and revising data protection laws to continue and that new and expanded privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe.  We are supportive of legislation that codifies the current industry guidelines of meaningful transparency for the individual and appropriate choices regarding whether information related to that individual is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

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

Our ten largest clients represented approximately 38% of our revenue in fiscal year 2013.  No single client accounted for more than 10% of the revenues of the Company as a whole.

Sales and Marketing

The process of buying marketing services has become more complex and therefore requires a more collaborative decision process between client and provider.  As such, our approach to sales and marketing is strategy-led and client-intimate.  Utilizing a proprietary maturity model, we employ both a diagnostic approach, guided by gaps between a client’s current and desired state, and a prescriptive approach, focused on proven solutions and approaches to close those gaps.

Our Global Client Services organization focuses on new business development across all markets – sales to new clients and sales of new lines of business to existing clients, as well as revenue growth within existing accounts.  We organize our client relationships around industry verticals, as we believe that understanding and speaking to the nuances of each industry is the most effective way to positively impact our clients’ businesses.

Our partner organization focuses on enabling key media partners, agencies and software providers who can help drive value for our clients or who benefit from using Acxiom for data, analytics and audience management.

The focus of our marketing efforts is to disseminate our thought leadership.  We do this by promoting topical points of view across multiple touch points and by fueling our sales efforts with prescriptive insights.

Research and Development

Consistent with the plan announced in fiscal 2012, the Company significantly increased the level of product investment in fiscal 2013.  Total engineering investment (research and development expense plus capitalization of software) was $31.6 million in fiscal 2013, compared to $10.8 million in 2012 and $16.2 million in 2011.  Management expects to maintain an increased emphasis on product development during fiscal 2014.

Business Segments

We report segment information consistent with the way we internally disaggregate our operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

Our business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  The Marketing and data services segment includes our global lines of business for Customer Data Integration, Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment includes the e-mail fulfillment business, the U.S. risk business, and the U.K. fulfillment business.

We evaluate performance of the segments based on segment operating income, which excludes certain gains, losses and other items.  Information concerning the financial results of our fiscal year 2013 business segments is included in note 17 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

Financial information about geographic areas in which we operate, including revenues generated in foreign regions and long-lived assets located in foreign regions, is set forth in note 15, “Foreign Operations” of the Notes to Consolidated Financial Statements, which is attached to this Annual Report as part of the Financial Supplement.

Competition

Marketing and Data Services – We believe that we are a global leader in marketing and data services.  Our traditional competitors for data and marketing services have been database marketing services providers.  We find that the competitive landscape is becoming more complex and now includes a range of players.  Our primary competitors tend to be database marketing services providers, data management platforms or “DMPs,” data companies and data distributors.  In-house IT departments provide a secondary source of competition for portions of our offerings.  Other types of companies such as technology consultants, business process outsourcers, analytics consultants, and management consultants, participate to a lesser extent in portions of our market space.

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

In local markets outside the United States, we face both global players as well as local market players.  Local market players vary between those offering a range of services and those who may compete with Acxiom in more limited areas, such as for data products or data integration services.  We continue to focus on levers to increase our competitiveness and believe that investing in the product and technology platform of our marketing and data services business is a key to our continued success.  Further, we believe that enabling a broad partner ecosystem will help us to continue to provide competitive differentiation.

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

Other Services – Competition in our e-mail fulfillment business comes from a range of stand-alone email service providers as well as traditional marketing services providers with proprietary email platforms.  Competition is based on a number of factors including complexity of email program, agency services requirements, quality and differentiation of the platform offering, desired integration with a client’s marketing database, price, and the client’s alignment with Acxiom’s strategy.  Competition in our U.S.-based risk business comes from traditional data providers with risk divisions, companies specializing in broad risk management solutions, and companies with various niche risk businesses.  Competition is based primarily on range of offering, reliability and price.  Competition for our U.K. fulfillment business comes from both in-house call centers as well as from other out-sourced call centers.  Competition is based primarily on range of offering, reliability, agility/responsiveness to client needs and price.

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

Our industry has experienced a variety of business combinations.  The possibility of the consolidation or merger of companies who might combine forces to provide multiple services to the marketplace in which we compete could result in increased price competition for us which would negatively affect our business results.  We currently compete against numerous providers in several separate market spaces.  Since we offer a larger variety of services than many of our current competitors, we have been able to successfully compete against them.  However, the dynamics of the marketplace could be significantly altered if some providers were to combine with each other to provide a wider variety of services.

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

•
Changes in the marketing mix away from direct mail and toward alternate channels such as online advertising which, if we fail to address with sales of new offerings, could result in lower revenues and profit margins;

•	The ability to protect our proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

•	The impact of changing legislative, judicial, accounting, regulatory, cultural and consumer environments in the geographies where our products and services are deployed.

Further discussion of factors that could affect our competitive position are discussed in “Item 1A. Risk Factors” below.

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

Employees

Acxiom employs approximately 6,300 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management’s knowledge, approximately 22 associates are elected members of work councils or trade unions representing Acxiom associates in the European Union. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 45, joined the Company in 2011 as its Chief Executive Officer & President.  He is also a member of the Company’s Board of Directors.  Prior to joining Acxiom he served as corporate vice president of Microsoft Advertising Business Group from 2007 – 2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  In 2010 he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows. Mr. Howe served from 1999 - 2007 as an executive and later as a corporate officer at aQuantive where he managed three lines of business, including Avenue A|Razorfish (one of the world’s largest digital agencies), DRIVE Performance Media (now Microsoft Media Network) and Atlas International (one of the top two applications for enterprise software for advertising).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He serves on the board of directors of the Center for Medical Weight Loss and is a former director of the Internet Advertising Bureau (IAB) and Turn, Inc, a digital advertising company.  Mr. Howe served on the board of directors of Geeknet (NASDAQ: GEEK) from 2007 – 2010.  He is a magna cum laude graduate of Princeton University, with a degree in economics, and he earned an MBA from Harvard University.

Warren C. Jenson, age 56, is the Company’s Chief Financial Officer & Executive Vice President.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom’s financial management.  Prior to joining Acxiom, he served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades including Amazon.com, NBC and Electronic Arts.  In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers, acquisitions and in the development and formulation of strategic partnerships.  His board experience includes Digital Globe (NYSE: DIG), Tapjoy, Intematix, California State Summer School of the Arts, and Marshall School of Business at the University of Southern California.  Mr. Jenson received both an undergraduate degree in Accounting and a Master of Accountancy from Brigham Young University.

Nada C. Stirratt, age 47, is the Company’s Chief Revenue Officer & Executive Vice President.  She joined Acxiom in 2012 and is responsible for leading Global Client Services, which includes sales, account management, delivery, operations and consulting across the globe.  Prior to joining Acxiom, she served for two years as chief revenue officer at MySpace, where she led global sales, strategy and advertising operations.  Previously, Ms. Stirratt served for three years as executive vice president of digital advertising at MTV Networks, where she successfully led the company’s aggressive expansion into the digital advertising arena across all properties, overseeing advertising sales, strategy and operations.  Earlier in her career, she was senior vice president and general manager of advertising sales at Advertising.com and also held senior positions with some of the world’s most well-known brands, including AOL, Moviefone, Hearst Publications and Condé Nast.  Ms. Stirratt holds a bachelor’s degree in advertising from the University of Illinois.

Philip L. Mui, age 41, is the Company’s Chief Product and Engineering Officer & Executive Vice President.  He joined Acxiom in 2012 and is responsible for leading the strategic direction, development and management of Acxiom’s global product management and engineering functions.  He also has a decisive role in guiding Acxiom’s renewed investment in research and development.  Before joining Acxiom, he was employed by Google for over six years, most recently as group product manager for Google Analytics.  He also led the development of an annotation infrastructure that underlies Google+, Google Maps Reviews and Ratings, and Google Bookmarks, among other Google products.  Prior to Google, he served in leadership or engineering roles at Stanford Functional Genomics Facility, Oracle Corporation, Microsoft Corporation, Lycos Inc., and a London-based display ads startup.  Mr. Mui has a Ph.D., M.Eng., and S.B. (EECS) from MIT where he was a Whitaker Fellow, Harvard/MIT Health Sciences and Technology Fellow, and National Institute of Health/NLM Fellow.  He also has an M.Phil. (Management) from Oxford University where he was a Marshall Scholar.

Jerry C. Jones, age 57, is the Company’s Chief Ethics and Legal Officer, Executive Vice President & Assistant Secretary.  He joined Acxiom in 1999, oversees legal and privacy matters and assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Agilysys, Inc. (NASD: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves as chair of the Governance and Nominating Committee and is a member of the Audit Committee.  He also serves on the University of Arkansas at Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization comprised of 93 former Presidents and Prime Ministers of 62 democratic countries.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Timothy J. Suther, age 52, is the Company’s Chief Marketing and Strategy Officer & Senior Vice President.  Mr. Suther joined Acxiom in 2005 and is responsible for the Company’s global marketing, strategy and business development activities.  Previously, he led the Company’s worldwide digital, agency and multichannel marketing services business.  Prior to joining Acxiom, Mr. Suther served for three years at Metavante, a leading provider of banking and payment technology solutions, most recently as senior vice president and general manager of its Response Data Corporation subsidiary, a provider of consumer funds transfer services.  For the preceding five years he was president of Protagona Worldwide, a then publicly traded global provider of enterprise marketing software.  Earlier, he held various leadership positions at Unisys, a global information services provider.  He is a member of the Direct Marketing Association board of directors, the board of advisors for Loyalty 360, and the North American advisory board for the CMO Council.  He is also a former member of the executive board of directors for the Sam M. Walton College of Business Center for Retailing Excellence at the University of Arkansas, and the former co-chair of the iDirect leadership committee of the Direct Marketing Association.  Mr. Suther holds a degree in finance and marketing from Loras College in Dubuque, Iowa.

Jennifer B. Compton, age 40, is the Company’s Senior Vice President – Human Resources.  Ms. Compton leads strategic planning and execution in all areas of human resources, including organizational development and effectiveness, talent acquisition, talent management and employee relations.  She joined Acxiom in 2000 as a corporate attorney for employment matters, having most recently served as Vice President of Human Resources and Director of Employment Compliance until her promotion to Senior Vice President – Human Resources in November 2012.  Before joining Acxiom, she was counsel for Fairfield Communities, Inc. in Little Rock, Arkansas, where she was responsible for regulatory and employment compliance.  Ms. Compton graduated summa cum laude with a bachelor’s degree in psychology from the University of Arkansas and with high honors from the University of Arkansas School of Law.  She is a licensed attorney in the state of Arkansas.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.

If the Company’s leadership is unsuccessful in implementing our new business strategy or if our new investments and business initiatives are not successful, the Company’s financial condition could be adversely affected.

Since 2011, we have experienced significant changes in our executive leadership, including the appointment of Chief Executive Officer Scott Howe, Chief Financial Officer Warren Jenson, Chief Revenue Officer Nada Stirratt, and Chief Product and Engineering Officer Phil Mui.  Under the Company’s executive leadership, we launched an aggressive growth strategy that includes, among other things, accelerated investment in product development, which began in fiscal 2013.  See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.   These investments in product development, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services.   If the Company is not successful in creating value from these investments, the investments and lack of new product sales could have a negative impact on the Company’s operating results and financial condition.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues and net income.

Advances in information technology are changing the way our clients use and purchase information products and services.  Maintaining the technological competitiveness of our data products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competiveness.  Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer.

Consumer needs and the business information industry as a whole are in a constant state of change.  For example, in recent years, we have seen a decline in the use of direct mail marketing and an increase in the use of alternative marketing channels such as online advertising.  Our ability to continually improve our current processes and products in response to changes in technology and to develop new products and services are essential in maintaining our competitive position, preserving our market share and meeting the increasingly sophisticated requirements of our clients.  If we fail to enhance our current products and services or fail to develop new products in light of emerging technologies and industry standards, we could lose clients to current or future competitors, which could result in impairment of our growth prospects, loss of market share and decreased revenues.

A significant breach of the confidentiality of the information we hold or of the security of our computer systems could be detrimental to our business, reputation and results of operations.

We operate complex computer systems that contain personally identifiable data, much of which must be maintained on a confidential basis.  Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access by third parties.  Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems.  We believe we have taken adequate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.  In the event that our protection efforts are unsuccessful and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm.  Such a security breach could result in operation disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues.  Also, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future.  Further, we could be forced to expend significant Company resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations.  In any event, a significant security breach could materially harm our business, financial condition and operating results.

Changes in legislative, judicial, regulatory, cultural or consumer environments relating to consumer privacy or information collection and use may limit our ability to collect and use data.  Such developments could cause revenues to decline, increase the cost and availability of data and adversely affect the demand for our products and services.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, governmental bodies and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and global reach of the online marketplace.   See “Item 1. Business – Privacy Considerations” in this Form 10-K.  In the U.S., both Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data.  In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is presently contemplated.  Restrictions are often placed on the use of data upon the occurrence of unanticipated events that rapidly drive the adoption of legislation or regulation.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data.  In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data.  In Europe the reverse is true.  If the European model were to be adopted in the U.S., less data would be available and the cost of data would be higher.  Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.  Additionally, legislative, regulatory, adverse publicity, litigation or cultural changes regarding commercial use of consumer data could negatively influence, change or reduce our current and prospective clients’ demand for our products and services.

Industry consolidations may increase competition for our products and services, which could negatively impact our financial condition and operating results.

We compete against numerous providers of products and services in several separate markets.  See “Item 1. Business - Competition” in this Form 10-K.   Since we offer a larger variety of products and services than many of these competitors, we have been able to successfully compete.  However, the dynamics of the marketplace would be significantly altered if several of these providers were to combine with each other to offer a wider variety of products and services that more directly compete with our portfolio of products and services. If our competitors were to combine forces to create a single-source provider of multiple products and services to the markets in which we compete, we could experience increased price competition, lower demand for our products and services, and loss of market share, each of which could negatively affect our operating results.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our business is heavily dependent upon highly complex data processing capability.  Our ability to protect our data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is critical to our continued success.  The online services we provide are dependent on links to telecommunication providers.  We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations.  Any damage to our data centers or any failure of our telecommunications links that causes loss of data center capacity or otherwise causes interruptions in our operations, however, could materially adversely affect our ability to quickly and effectively respond to our clients’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new clients and force us to expend significant Company resources to repair the damage.  Such events could result in decreased revenues, net income, and earnings per share.

Each of our business segments is subject to substantial competition from a diverse group of competitors.  New products and pricing strategies introduced by these competitors in the markets where our products and services are offered could decrease our market share or cause us to lower our prices in a manner that reduces our operating margin and the profitability of our products.

Each of our business segments faces significant competition in all of its offerings and within each of its markets.  See “Item 1. Business - Competition” in this Form 10-K.   Our competitors for Marketing and data services include database marketing services providers, DMPs (Data Management Platforms), data companies and data distributors, some of whom may have significantly greater financial, technical, marketing or other resources allocated to serving customers.  Other types of companies such as technology consultants, business process outsourcers, analytics consultants and management consultants participate to a lesser extent in portions of our market space.  Additionally, we compete with the in-house IT departments of some of our existing and prospective clients that have developed or are developing the in-house capacity to perform the services we provide.  Our competitors for IT Infrastructure management include managed IT and full-service cloud providers, and our competitors for Other services include a range of providers.  Maintaining technological competitiveness in our data products, processing functionality, software systems and services, continually improving our current processes, and developing and introducing new products and services are necessary to maintain our competitive position.  If we fail to do so, we could lose clients to current or future competitors, which could result in decreased revenues, net income and earnings per share.

The resources we allocate to each market in which we compete vary, as do the number and size of our competitors across these markets.  These competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in these markets.  Some of our competitors may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale.  Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business.  In such event, we could experience a decline in market share and be forced to reduce our prices, resulting in lower profit margins for the Company.

Engagements with certain clients, particularly those with long-term, fixed price agreements, may prove to be more costly than anticipated, thereby adversely impacting future operating results.

The pricing and other terms of our client contracts, particularly our long-term IT Infrastructure management agreements, are based on estimates and assumptions we make at the time we enter into these contracts.  These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results.  Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.  Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such a contract.  In addition, a majority of our IT infrastructure management contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals.  Our failure to meet a client’s expectations in any type of contract may result in an unprofitable engagement, which could adversely affect our operating results and result in future rejection of our products and services by current and prospective clients.

The failure to recruit and retain qualified personnel could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depend in large part on our ability to attract and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our data products, processing functionality, software systems and services requires highly trained professionals.  While we presently have a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business and in many cases have been with Acxiom for decades, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding, compensation strategies, general economic conditions and various other factors.  As the business information and marketing industries continue to become more technologically advanced, we anticipate increased competition for qualified personnel.  The loss or prolonged absence of the services of highly trained personnel like the Company’s current team of associates, or the inability to recruit and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

Additionally, in recent years, we experienced significant changes in our executive leadership, including the appointment of a new Chief Executive Officer, Chief Financial Officer, Chief Revenue Officer and Chief Product and Engineering Officer.  Continuing or unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

Processing errors or delays in completing service level requirements could result in loss of client confidence, harm to our reputation and negative financial consequences.

Processing errors, or significant errors and defects in our products, can be harmful to our business and result in increases in operating costs.  Such errors may result in the issuance of credits to clients, re-performance of work, payment of damages, future rejection of our products and services by current and prospective clients and irreparable harm to our reputation.  Likewise, the failure to meet contractual service level requirements or to meet specified goals within contractual timeframes could result in monetary penalties or lost revenue.  Taken together, these issues could result in loss of revenue and decreases in profit margins as service and support costs increase.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients which could lead to a decrease in revenue and loss of client confidence.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms.  We compile the remainder of the data that we use from public record sources.  We could suffer material adverse consequences if our data suppliers were to withhold their data from us, which could occur either because we fail to maintain sufficient relationships with the suppliers or if they decline to provide (or are prohibited from providing) such data to us due to legal, contractual, privacy, competition or other economic concerns.  For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if they are acquired by one of our competitors, if legislation is passed restricting the use of the data they provide, or if judicial interpretations are issued restricting use of such data.  Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards.  If a substantial number of data suppliers were to withdraw or withhold their data from us, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

A failure in the integrity or a reduction in the quality of our data could harm our brand and result in a loss of revenue and an increase in legal claims.

The reliability of our solutions is dependent upon the integrity and quality of the data in our database.  A failure in the integrity of our database, whether inadvertently or through the actions of a third party, or a reduction in the quality of our data could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, anonymous, consumer-powered data through our Enterprise Data-Management Platform. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data if we are to maintain our competitive position and retain our clients’ confidence.  Failure to do so could result in significant harm to our reputation and growth prospects, as well as a loss of revenue.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 38% of our revenue in fiscal year 2013, but no single client accounted for more than 10% of the revenues of the Company as a whole.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

While a significant amount of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times, and some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates.  In addition, many of these contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice.  Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from clients with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these clients is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are even less predictable and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with all of our clients or our operating results will suffer.  If a significant client fails to renew a contract, or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

Acquisition and divestiture activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction, all of which could adversely affect our business and growth prospects.

Historically, we have engaged in acquisitions to grow our business. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships.  While we believe we will be able to successfully integrate newly acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to integrate successfully the services, content, products and personnel of any such transaction into our operations.  In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management.  Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction.  The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

We have also divested assets in the past and may do so again in the future.  As with acquisitions, divestitures involve significant risks and uncertainties, such as:

•	disruption of our ongoing business
•	reductions of our revenues or earnings per share
•	unanticipated liabilities, legal risks and costs
•	the potential loss of key personnel
•	distraction of management from our ongoing business
•	impairment of relationships with employees and clients as a result of migrating a business to new owners.

Because acquisitions and divestitures are inherently risky, transactions we undertake may not be successful and may have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our balance sheet includes significant amounts of goodwill. The impairment of a significant portion of this asset would negatively affect our business, financial condition, and results of operations.

Goodwill is a significant portion of our total assets. Goodwill accounted for approximately 32% and 31% of the total assets on our balance sheet as of March 31, 2013 and 2012, respectively. We may not realize the full carrying value of our goodwill. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write off the impaired portion of goodwill, resulting in a charge to our earnings. An impairment of a significant portion of goodwill could have a material adverse effect on our operating results and financial condition.

Our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients.  If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, our business and results of operations could equally suffer.

We serve clients around the world from locations in the Asia-Pacific region, Europe, South America and the
United States. Our client list includes many of the largest organizations in these regions across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit and government.  Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve.   Future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, which could result in reductions in our existing business as well as our new business development.  In the event of such widespread economic downturn, we will likely experience a reduction in current projects, longer sales cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could adversely affect our revenue and operating results.

Our operations outside the U.S. are subject to risks that may harm the Company’s business, financial condition or results of operations.

During the last fiscal year, we received approximately 13% of our revenues from business outside the United States.  The cost of executing our business plan in non-U.S. locations is increasingly expensive.  In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost.  In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective clients.  Upon entering these markets, we have to educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets.  Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  As a result of such loan or investment, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

In addition, when operating in foreign jurisdictions, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products and services in one or more countries.  Such violations could also adversely affect our reputation with existing and prospective clients, which could negatively impact our operating results and growth prospects.

Our products and services have long and variable sales cycles due to their nature as enterprise-wide solutions.  Failure to accurately predict these sales cycles could impair our ability to forecast operating results, which could result in a decline in the market value of our stock.

When purchasing our products and services, our clients and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms across multiple business units and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective clients, longer sales cycles and delays in completing transactions.  Additional delays result from the significant up-front expenses and substantial time, effort and other resources necessary of our clients to implement our solutions.  For example, depending on the size of a prospective client’s business and its needs, a sales cycle can range from two weeks to nine months.   Because of these longer sales cycles, revenues and operating results may vary significantly from period to period.  As a result, it is often difficult to accurately forecast our revenues on a quarterly basis as it is not always possible for us to predict the quarter in which sales will actually be completed.  This difficulty in predicting revenue, combined with the revenue fluctuations we may experience from quarter to quarter, can adversely affect and cause substantial fluctuations in our stock price.

Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services. Additionally, third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology, processes and other protectable intellectual property rights.  From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services.

Our proprietary portfolio is comprised of various intellectual property rights, including patents, copyrights, database rights, source code, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements.  The extent to which such rights can be protected varies from jurisdiction to jurisdiction. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer which could harm our operating results.

Our brand and reputation are key assets and competitive strengths of our Company, and our business may be adversely affected if events occur that could cause us to be negatively perceived in the marketplace.

For over 40 years Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results through high-performance, highly scalable, highly secured and privacy-compliant marketing solutions, with a track record of building strong technology and being an innovator in the marketing services space.  Our brand and reputation earned over these years are key assets of the Company.  Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of data quality, our ability to deliver consumer insights, our enterprise data management and analytical capabilities, the competence of our current associate team, and our ability to meet contractual service level requirements in a timely manner.  Negative perceptions or publicity regarding these matters could damage our reputation with prospective clients and the public generally. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Any damage to our brand or reputation could have a material adverse effect on our business and operating results.

Failure to recover significant, up-front capital investments required by certain client contracts could be harmful to the Company’s financial condition and operating results.

Certain of our client contracts require significant investment in the early stages, which we expect to recover through billings over the life of the contract.  These contracts may involve the construction of new computer systems and communications networks or the development and deployment of new technologies.  Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases.  Failure to successfully meet our contractual requirements under these contracts over their life increases the possibility that we may not recover our capital investments in these contracts.  Failure to recover our capital investments could be detrimental to the profitability of the particular engagement as well as our operating results.

The decline in direct mail business could occur more rapidly than we are able to offset with new revenues from investments in new products and services, which could, in turn, negatively impact revenue, net income and profit margins.

Postal rate increases are expected to continue.  The most recent increase in the U.S. was announced in October 2012 and became effective in 2013.  As postal costs continue to rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.  The concerns of direct mailers are further exacerbated by the on-going financial struggles of the United States Postal Service (“USPS”).  In recent years, the USPS has incurred significant financial losses and may, as a result, implement significant changes to the breadth or frequency of its mail delivery.  In 2011, the USPS announced its plan to cut billions of dollars in operating costs by 2015 in hopes of returning to profitability.  The proposed cuts have included, among other things, terminating Saturday mail delivery (subject to Congressional approval) and closing approximately half of its mail processing centers across the United States.  The USPS recently announced the planned closure of 50 mail processing centers in 2013.  These changes are expected to increase mail processing time and slow delivery frequency, which in turn may decrease marketers and the general public’s willingness to continue to use traditional mail, which may negatively impact our direct mail clients and thus the Company’s revenue derived from our traditional direct marketing business.  Additionally, those in the traditional direct mail business, as well as the USPS, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the USPS will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces, which may negatively impact the Company’s revenue derived from our traditional direct marketing business.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  We also have operations in Europe, Asia-Pacific and South America.  In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  We do not anticipate that any substantial additional properties will be required for our existing business during fiscal year 2014.  The table below sets forth the location, ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Marketing and Data Services, IT Infrastructure Management, and Other Services
Little Rock, Arkansas	Two buildings held in fee	Principal executive offices; office space; data center	Marketing and Data Services, IT Infrastructure Management, and Other Services
Foster City, California	Lease	Office space	Marketing and Data Services, Other Services
Downers Grove, Illinois	Lease	Data center; office space	Marketing and Data Services, IT Infrastructure Management
Southfield, Michigan	Lease	Office space	IT Infrastructure Management
Shoreview, Minnesota	Lease	Office space	IT Infrastructure Management
New York, New York	Lease	Office space	Marketing and Data Services, IT Infrastructure Management, and Other Services
Memphis, Tennessee	Lease	Office space	Marketing and Data Services
Nashville, Tennessee	Lease	Office space	Marketing and Data Services

Location	Held	Use	Business Segment
Europe:
London, England	Lease	Office space	Marketing and Data Services
Normanton, England	Lease	Data center; office space	Marketing and Data Services
Sunderland, England	Two leased offices	Data center; fulfillment service center; office space; warehouse space	Marketing and Data Services; Other Services
Paris, France	Lease	Data center; office space	Marketing and Data Services
Frankfurt, Germany	Lease	Office space	Marketing and Data Services
Munich, Germany	Lease	Office space	Marketing and Data Services

Gdansk, Poland	Lease	Office space	Marketing and Data Services
Warsaw, Poland	Lease	Office space	Marketing and Data Services
Australia:
Sydney, Australia	Lease	Office space	Marketing and Data Services
China:
Shanghai, China	Lease	Office space	Marketing and Data Services
Nantong, China	Lease	Data center; office space	Marketing and Data Services

South America:

Porto Alegre, Brazil	Lease	Office space	Marketing and Data Services

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

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc., a Colorado corporation and subsidiary of the Company, seeking to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The Company intends to vigorously dispute the allegations.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on the NASDAQ Global Select Market and trade under the symbol ACXM.  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by NASDAQ Online for each quarter in fiscal 2013 and 2012.

Fiscal 2013	High	Low
Fourth Quarter	$ 20.46	$ 16.43
Third Quarter	18.98	16.18
Second Quarter	18.99	15.13
First Quarter	15.14	12.66

Fiscal 2012	High	Low
Fourth Quarter	$ 14.92	$ 12.04
Third Quarter	14.33	9.30
Second Quarter	14.37	8.94
First Quarter	15.40	11.70

Holders

As of May 23, 2013 the approximate number of record holders of the Company’s common stock was 2,875.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders of Acxiom's common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index.  The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (including reinvestment of dividends) from March 31, 2008 through March 31, 2013.

	3/08	3/09	3/10	3/11	3/12	3/13

Acxiom Corporation	$100.00	$62.88	$152.43	$121.93	$124.73	$173.33
NASDAQ Composite	100.00	67.15	105.94	124.71	139.71	150.83
NASDAQ Computer & Data Processing	100.00	72.40	112.48	128.69	139.45	145.22

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13 – 1/31/13	0	n/a	0	$ 69,108,980
2/1/13 – 2/28/13	264,348	$17.94	264,348	64,365,955
3/1/13 – 3/31/13	229,604	18.64	229,604	60,086,067
Total	493,952	18.27	493,952	$ 60,086,067

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on the following dates:  December 5, 2011, May 24, 2012, and February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200 million worth of its common stock through the period ending February 5, 2014.  Through March 31, 2013, the Company had repurchased 10.4 million shares of its stock for $139.9 million.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both March 31, 2013 and 2012, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

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

Item 8.   Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pp. F-23 – F-59, which is attached hereto and incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-20 and F-22, respectively, and are incorporated by reference.

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

The Acxiom Board of Directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2013 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in Acxiom's 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2013 (March 31, 2013):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	7,972,1421	$21.05	4,194,0173
Equity compensation plans not approved by shareholders	221,1062	13.74	47,500
Total	8,193,248	$20.85	4,241,517

1	This figure represents stock options issued under shareholder-approved stock option plans, of which 16,859 options were assumed in connection with our acquisitions of Digital Impact, Inc. in 2006.
2
Issued pursuant to the Company’s 2011 Nonqualified Equity Compensation Plan described below, which does not require shareholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).

3
This figure includes 1,567,009 shares available for future issuance under the 1983 Plan.  On May 23, 2013, the Board terminated the 1983 Plan, effectively reducing the number of shares of common stock available for future issuance under the Company’s stockholder-approved equity compensation plans by 1,567,009 shares.

Equity Compensation Plan Not Approved By Security Holders

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

The remaining information required by this item appears under the heading “Stock Ownership” in Acxiom's 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in Acxiom's 2013 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2013 Proxy Statement, which information is incorporated herein by reference.

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

Page
Reports of Independent Registered Public Accounting Firm	F-21 - F-22

Consolidated Balance Sheets as of March 31, 2013 and 2012	F-23

Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011	F-24

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2013, 2012, and 2011	F-25

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011	F-26

Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011	F-27 - F-28
Notes to the Consolidated Financial Statements	F-29 - F-59

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

3.2	Amended and Restated Bylaws (previously filed on August 20, 2012, as Exhibit 3(a) to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated June 24, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10.2
Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10.3
2005 Equity Compensation Plan of Acxiom Corporation (formerly known as the Amended and Restated 2000 Associate Stock Option Plan of Acxiom Corporation) (previously filed as Appendix A to Acxiom Corporation’s Proxy Statement dated June 19, 2008, Commission File No. 0-13163, and incorporated herein by reference)

10.4
 UK Addendum to the 2005 Equity Compensation Plan of Acxiom Corporation adopted by the Compensation Committee of the Board on February 14, 2012 (previously filed as Exhibit 10.4 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.5
Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10.6
2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10(g) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and incorporated herein by reference)

10.7	Acxiom Corporation Executive Officer 2014 Cash Incentive Plan

10.8
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.9
Form of Performance Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.10
Form of Stock Option Grant Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.4 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.11
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.5 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.12
General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10.13
Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.14
Fourth Amended and Restated Credit Agreement dated as of September 15, 2006, by and among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on September 19, 2006, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.15
First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 13, 2009, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on November 19, 2009, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.16
Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as Owner Trustee under the AC Trust 2001-1 (“Assignor”) and Acxiom Corporation, assigning all of Assignor’s rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.17
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2011 (previously filed on July 27, 2011 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.18
Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of January 11, 2012 (previously filed on January 11, 2012 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.19
Employment Offer Letter dated January 30, 2012, between Acxiom Corporation and Nada C. Stirratt (previously filed as Exhibit 10.23 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.20
Employment Offer Letter dated April 19, 2012, between Acxiom Corporation and Philip L. Mui (previously filed as Exhibit 10.24 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.21	Retention Agreement by and between Acxiom Corporation and Cindy Childers dated as of December 12, 2011

10.22	Acxiom Corporation Chief Revenue Officer 2013 Cash Incentive Plan

10.23	Acxiom Corporation Chief Revenue Officer 2014 Commission Plan

10.24
Acxiom Corporation 2010 Executive Officer Severance Policy (previously filed on November 16, 2010 as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.25
Form of director indemnity agreement (previously filed as Exhibit 10(x) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and incorporated herein by reference)

10.26
Form of officer and director indemnity agreement (previously filed as Appendix C to Acxiom Corporation’s Proxy Statement dated January 22, 1987, Commission File No. 0-13163, and incorporated herein by reference)

10.27	Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009

10.28	First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009

10.29	Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009

10.30	First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009

21	Subsidiaries of Acxiom Corporation

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2013, 2012 and 2011; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 29, 2013	By:	/s/Warren C. Jenson
Warren C. Jenson
Chief Financial Officer & Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

John L. Battelle*	Director	May 29, 2013
John L. Battelle

Timothy R. Cadogan*	Director	May 29, 2013
Timothy R. Cadogan

William T. Dillard II*	Director	May 29, 2013
 William T. Dillard II

Richard P. Fox*	Director	May 29, 2013
Richard P. Fox

Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	May 29, 2013
Jerry D. Gramaglia

Ann Die Hasselmo*	Director	May 29, 2013
 Ann Die Hasselmo

William J. Henderson*	Director	May 29, 2013
 William J. Henderson

Scott E. Howe*	Director, CEO & President (principal executive officer)	May 29, 2013
 Scott E. Howe

Clark M. Kokich*	Director	May 29, 2013
Clark M. Kokich

Kevin M. Twomey*	Director	May 29, 2013
Kevin M. Twomey

/s/Warren C. Jenson Warren C. Jenson	Chief Financial Officer & Executive Vice President (principal financial and accounting officer)	May 29, 2013

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2013

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-20
Reports of Independent Registered Public Accounting Firm	F-21
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2013 and 2012	F-23
Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011	F-24
Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2013, 2012 and 2011	F-25
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011	F-26
Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011	F-27
Notes to the Consolidated Financial Statements	F-29

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Years ended March 31,	2013	2012	2011	2010	2009
Statement of operations data:
Revenue	$1,099,359	$1,130,624	$1,113,755	$1,063,598	$1,235,711
Net earnings (loss) from continuing operations	$57,119	$37,617	$(31,838)	$43,427	$36,498
Net earnings from discontinued operations, net of tax	-	33,899	3,396	732	1,006
Net earnings (loss)	$57,119	$71,516	$(28,442)	$44,159	$37,504
Net earnings (loss) attributable to Acxiom	$57,607	$77,263	$(23,147)	$44,549	$37,504
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.76	$0.47	$(0.40)	$0.55	$0.47
Net earnings from discontinued operations	-	0.43	0.04	0.01	0.01
Net earnings (loss)	$0.76	$0.90	$(0.36)	$0.56	$0.48
Net earnings (loss) attributable to Acxiom	$0.77	$0.97	$(0.29)	$0.56	$0.48
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.75	$0.47	$(0.40)	$0.54	$0.47
Net earnings from discontinued operations	-	0.42	0.04	0.01	0.01
Net earnings (loss)	$0.75	$0.89	$(0.36)	$0.55	$0.48
Net earnings (loss) attributable to Acxiom	$0.75	$0.96	$(0.29)	$0.56	$0.48
Cash dividend per common share	$-	$-	$-	$-	$0.12

As of March 31,	2013	2012	2011	2010	2009
Balance sheet data:
Current assets	$461,096	$472,005	$480,276	$458,705	$458,522
Current liabilities	$224,576	$256,401	$229,494	$255,056	$254,554
Total assets	$1,187,706	$1,232,777	$1,306,625	$1,363,420	$1,366,792
Long-term debt, excluding current installments	$237,400	$251,886	$394,260	$458,629	$537,272
Total equity	$619,368	$611,855	$591,033	$578,497	$503,414

The selected financial data for the periods reported above has been derived from the consolidated financial statements.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes.  Previously reported amounts have been reclassified to conform to the presentation in the current year.  The historical results are not necessarily indicative of results to be expected in any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom is an enterprise data, analytics and software-as-a-service company.  For over 40 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses and their partners.  We focus on creating better connections that enable better living for people and better results for the businesses who serve them.

Founded in 1969, Acxiom is headquartered in Little Rock, Arkansas, USA and serves clients around the world from locations in the United States, Europe, South America and the Asia-Pacific region.

During fiscal 2012 we realigned our business segments to better reflect the way we assess the business.  Our business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, and Consulting and Agency Services.  The IT Infrastructure management segment includes the Company’s IT outsourcing and transformational solutions.  The Other services segment includes the e-mail fulfillment business, the U.S. risk business, and the UK fulfillment business.  The segment results do not include any inter-company transactions.  Additionally, items reported as impairment expense or gains, losses, and other items, net on the consolidated statement of operations are excluded from segment results.

During fiscal 2012 we announced the sale of our background screening unit, Acxiom Information Security Systems (AISS).  This transaction closed on February 1, 2012.  AISS results are presented as discontinued operations in the consolidated statement of operations.  Revenue and expenses related to discontinued operations as well as the gain from sale of the business are presented together, net of tax, in the statement of operations for all periods presented.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

As we complete fiscal 2013 and look ahead to 2014, our Company has completed the transition to a new executive leadership team.  During fiscal 2012 we named a new chief executive officer, a new chief financial officer, and a new chief revenue officer.  During the first quarter of fiscal 2013 we named a new chief product and engineering officer.  During fiscal 2012 we also announced plans to significantly accelerate investment in product development in fiscal 2013, which management believes will help drive revenue growth later in fiscal 2014 and beyond.

Highlights of the most recently completed fiscal year are identified below.

•	Revenue of $1.099 billion, a 2.8% decrease from $1.131 billion in the prior fiscal year.

•	Income from operations was $102.7 million compared to $85.6 million in the prior fiscal year.

•	Diluted earnings per share from continuing operations was $0.75 compared to $0.47 in the prior fiscal year.

•	Operating cash flow was $150.1 million compared to $229.5 million in the prior fiscal year.

•	The Company acquired $71.7 million of its stock as part of a stock repurchase program.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2013.  However, these highlights are not intended to be a full discussion of the Company’s 2013 fiscal year.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2013 is presented below (dollars in millions, except per share amounts):
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Revenues	$1,099.4	$1,130.6	$1,113.8	(3)%	2%
Total operating costs and expenses	996.7	1,045.0	1,088.6	(5)	(4)
Income from operations	$102.7	$85.6	$25.2	20%	240%
Diluted earnings (loss) per share from continuing operations	$0.75	$0.47	$(0.40)	60%	118%

Revenues
The following table presents the Company’s revenue for each of the years in the three-year period ended March 31, 2013 (dollars in millions):
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Revenues
Marketing and data services	$767.7	$771.7	$736.1	(1)%	5%
IT Infrastructure management services	275.5	291.5	302.7	(6)	(4)
Other services	56.2	67.4	75.0	(17)	(10)
Total revenues	$1,099.4	$1,130.6	$1,113.8	(3)%	2%

Total revenue decreased 2.8%, or $31.3 million, to $1,099.4 million in fiscal 2013.  Revenue in fiscal 2012 included $1.3 million related to the disposed MENA operations.  Excluding the impact of the disposed operation and the unfavorable impact of foreign currency translation of $4.1 million, revenue decreased 2.3% in fiscal 2013.

Total revenue increased 1.5%, or $16.9 million, to $1,130.6 million in fiscal 2012.  Revenue in fiscal 2011 included $9.9 million related to the disposed Portugal, Netherlands, and MENA operations.  Excluding the impact of the disposed operations and the favorable impact of foreign currency translation of $6.3 million, revenue increased 1.7% in fiscal 2012.

Marketing and data services (MDS) revenue decreased $4.0 million, or 0.5%, to $767.7 million in fiscal 2013.  On a geographic basis, International MDS revenue decreased $16.5 million, or 12.7%, and U.S. MDS revenue increased $12.5 million, or 2.0%.  Excluding the impact of unfavorable foreign currency translation, International MDS revenue decreased $12.9 million primarily due to decreased revenue volumes from existing customers and lost business in Europe and Australia.  The increase in U.S. MDS revenue primarily resulted from new business and one-time project revenues in the Retail, Technology, and Insurance industries offset by a $10.1 million revenue decrease in the Healthcare industry resulting from the termination of a contract.

By lines of business, the MDS revenue increase in Marketing Management ($6.4 million, or 2.0%) was offset by decreases in CDI and Consumer Insights Services ($10.4 million, or 2.9%).  The CDI Services revenue decrease resulted from the expiration of a Healthcare industry contract.  The Consumer Insights Services revenue decline resulted from decreases in Europe and Australia.

MDS revenue increased $35.6 million, or 4.8%, to $771.7 million in fiscal 2012.  On a geographic basis, International MDS revenue increased $3.7 million, or 2.9%, and U.S. MDS revenue increased $31.9 million, or 5.2%.  Excluding the impact of the disposed Portugal and Netherlands operations of $4.2 million and the favorable impact of foreign currency translation, International MDS revenue increased $1.6 million.  A $1.2 million revenue decline in Brazil was offset by revenue increases in Australia and China.  The increase in U.S. MDS revenue was broad-based, with increases in business activity in most industry verticals, in particular, the Retail, Financial Services, Technology and Automotive vertical markets.

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

IT Infrastructure management services (IM) revenue decreased $16.0 million, or 5.5%, to $275.5 million in fiscal 2013.  IM revenue decreased $15.6 million as a result of the loss of a large contract during the third quarter of fiscal 2012.  IM revenue also decreased from a contract renegotiation and lower project work with existing customers during the fourth quarter of fiscal 2013.

IM revenue decreased $11.2 million, or 3.7%, to $291.5 million in fiscal 2012.  IM revenue decreased $23.5 million primarily as a result of contract losses during the fourth quarter of fiscal 2011 and the fourth quarter of fiscal 2012, partially offset by one-time projects and revenue growth with existing clients.

The Company has recently received notices of termination from three existing customers in the IM segment.  These customers represented approximately $38 million in revenue in fiscal 2013.  Because the customers will continue for a portion of fiscal 2014 and may be required to pay the Company certain penalties upon termination, the Company does not expect a material impact on income from operations during fiscal 2014.  However, these contract terminations will have an impact on revenue and income from operations in future years.

Other services (OS) revenue decreased $11.2 million, or 16.7%, to $56.2 million in fiscal 2013.  Excluding the impact of the MENA disposal in fiscal 2012, OS revenue decreased approximately $9.9 million.  Revenue in the U.S. E-mail fulfillment operation decreased $6.1 million from lower project revenue with existing customers and the wind-down of an E-mail contract.  In addition, the Company transitioned Risk customers to a third-party partner as part of the plan to exit that line of business, resulting in a $5.9 million revenue decrease.  The decreases were partially offset by a $2.1 million increase in UK fulfillment operation revenue from new business.

OS revenue decreased $7.6 million, or 10.2%, to $67.4 million in fiscal 2012.  Excluding the impact of the MENA disposal of $4.4 million, OS revenue decreased $3.3 million during the year.  OS revenue from U.S. Risk operations decreased $3.9 million, or 2.8%, during the year due to lower project volume from existing customers.  The decrease was partially offset by modest increases in other operations.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2013 (dollars in millions):
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Cost of revenue	$841.9	$863.5	$848.4	(3)%	2%
Selling, general and administrative	152.8	151.1	155.9	1	(3)
Impairment of goodwill and other intangibles	-	17.8	79.7	(100)	(78)
Gains, losses and other items, net	2.0	12.6	4.6	(84)	175
Total operating costs and expenses	$996.7	$1,045.0	$1,088.6	(5)%	(4)%

Cost of revenue decreased 2.5%, or $21.7 million, to $841.9 million in fiscal 2013.  Gross margins decreased slightly from 23.6% in fiscal 2012 to 23.4% in fiscal 2013.  Decreased gross margins from higher costs of delivery and investments in data in the U.S. MDS business were partially offset by improving IM gross margins and the impact of International cost reduction actions taken in the fourth quarter of fiscal 2012.  U.S. gross margins decreased from 25.0% to 24.3%, and International gross margins increased from 15.3% to 17.4% despite decreased revenue due to the cost reduction actions in International markets.

Cost of revenue increased 1.8%, or $15.1 million, to $863.5 million in fiscal 2012.  Gross margins decreased from 23.8% in fiscal 2011 to 23.6% in fiscal 2012.  US gross margins decreased from 25.2% to 25.0% primarily due to increasing compensation and delivery costs.  International gross margins decreased from 15.5% to 15.3% in fiscal 2012 primarily due to increasing losses in Brazil.  International gross margin benefited in fiscal 2012 from the MENA disposal in the second quarter of the year.

Selling, general and administrative expense  was $152.8 million for the year ended March 31, 2013 representing a $1.7 million, or 1.1%, increase over the prior year.  As a percent of total revenue, these expenses are 13.9% compared to 13.4% a year earlier.  Lower selling expense in the U.S. from cost reductions and lower commissions, as well as International costs reductions, were offset by increased incentive and non-cash compensation and legal expenses.

Selling, general and administrative expense was $151.1 million for the year ended March 31, 2012 representing a $4.8 million, or 3.1%, decrease from the prior year.  As a percent of total revenue, these expenses were 13.4% in fiscal 2012 compared to 14.0% in fiscal 2011.  Decreases in 2012 selling, general, and administrative expense resulted primarily from lower non-cash stock compensation costs of $4.1 million due to executive changes as well as lower marketing and legal expenditures during the period.

Impairment of goodwill and other intangibles was $17.8 million for the year ended March 31, 2012.  During the third quarter of fiscal 2012, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the goodwill test that was performed as of April 1, 2011.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the third quarter of fiscal 2012, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero as there was no future expectation of an earn-out payment.  The reduction of the earn-out liability is reflected as a credit to gains, losses and other items, net.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2013	2012	2011
Restructuring plan charges and adjustments	$2,894	$12,778	$4,435
Earnout liability adjustment	-	(2,598)	(1,058)
Other	(884)	2,458	1,223
	$2,010	$12,638	$4,600

Gains, losses and other items, net was $2.0 million in fiscal 2013.  The Company recorded a total of $2.9 million in restructuring charges and adjustments which included severance and other associate-related costs of $2.8 million and lease accruals of $0.1 million.

Gains, losses and other items, net was $12.6 million in fiscal 2012.  The Company recorded a total of $12.8 million in restructuring charges and adjustments which included severance and other associate-related costs of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.  On July 12, 2011, the Company entered into a transaction with MENA’s minority partners to fully dispose of the Company’s interest in its MENA subsidiary.  The Company recorded a loss on the MENA disposal of $3.4 million in the statement of operations.  Of the $3.4 million loss, $2.5 million is recorded in gains, losses and other items, net and $0.9 million is recorded in net loss attributable to noncontrolling interest.  During fiscal 2012, the Company adjusted the value of the earnout related to the Brazil acquisition from $2.6 million to zero through gains, losses and other items, since there is no expectation of an earnout payment.

Gains, losses and other items, net was $4.6 million in fiscal 2011.  The Company recorded $4.4 million in restructuring charges and adjustments which included severance and other associate-related charges of $3.4 million and executive leadership transition charges of $2.7 million.  These were offset by adjustments to previous restructuring plans of $1.7 million.

The following table summarizes the balances that were accrued for restructuring plans discussed above, as well as the changes in those balances during the years ended March 31, 2011, 2012 and 2013 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
March 31, 2010	$2,870	$12,904	$15,774
Restructuring charges and adjustments	5,773	(1,338)	4,435
Payments	(3,081)	(2,024)	(5,105)
March 31, 2011	$5,562	$9,542	$15,104
Restructuring charges and adjustments	10,126	2,652	12,778
Payments	(6,091)	(1,145)	(7,236)
March 31, 2012	$9,597	$11,049	$20,646
Restructuring charges and adjustments	2,836	58	2,894
Payments	(8,744)	(2,086)	(10,830)
March 31, 2013	$3,689	$9,021	$12,710

Operating Profit and Profit Margins
The following table presents the Company’s operating profit margin by segment for each of the years in the three-year period ended March 31, 2013 (dollars in thousands):
	2013	2012	2011
Operating profit and profit margin:
Marketing and data services	$80,513	$95,820	$87,254
	10.5%	12.4%	11.9%

IT Infrastructure management services	$29,330	$24,988	$24,467
	10.6%	8.6%	8.1%

Other services	$(5,114)	$(4,804)	$(2,270)
	(9.1)%	(7.1)%	(3.0)%

Corporate	$(2,010)	$(30,441)	$(84,274)

Total operating profit	$102,719	$85,563	$25,177
Total operating profit margin	9.3%	7.6%	2.3%

Fiscal 2013 operating margins were 9.3% compared to 7.6% in fiscal 2012.  Fiscal 2013 operating margin improvement primarily results from the $28.4 million decrease in impairment of goodwill and other intangibles and gains, losses and other items, net.

Fiscal 2012 operating margins were 7.6% compared to 2.3% in fiscal 2011.  In fiscal 2012, operating margins were impacted less by the $17.8 million impairment of Brazil goodwill and other intangibles than the  $79.7 million impairment of Europe and MENA goodwill and other intangibles in the prior year.  Operating margins were also impacted by restructuring charges of $12.8 million in fiscal 2012, compared to $4.4 million in fiscal 2011.

By segment, MDS margins declined to 10.5% in fiscal 2013 compared to 12.4% in 2012 and 11.9% in 2011, primarily due to investment initiatives both in client relationships and products.  IM margins increased to 10.6% in fiscal 2013 compared to 8.6% in 2012 and 8.1% in 2011 due to ongoing efficiency improvements.  In OS, operating losses were $5.1 million in 2013 compared to $4.8 million in 2012 and $2.3 million in 2011.  The disposal of the MENA business in 2012 improved 2013 by $1.0 million.  Additionally, increased profit from the UK fulfillment business in 2013 was offset by a $2.7 million increased loss in the U.S. risk business.

Other Income (Expense), Income Taxes and Other Items
Interest expense was $12.7 million in fiscal 2013, a decrease of $4.8 million from $17.4 million in fiscal 2012.  The decrease primarily relates to the reduction in outstanding borrowing under the Company’s term loan described below.  In addition, approximately $1.3 million in fiscal 2012 related to accelerated amortization of deferred debt costs due to loan prepayments.  The term loan average balance declined approximately $50 million and the average interest rate decreased approximately 12 basis points.  Interest on other debt, such as capital leases, also declined.

Interest expense was $17.4 million in fiscal 2012, a decrease of $6.4 million from $23.8 million in fiscal 2011.  The decrease primarily related to a reduction in outstanding borrowing under the Company’s term loan described below.  The Company pre-paid $125 million of the term loan during the year and, as a result, the term loan average balance declined approximately $130 million.  The average interest rate remained relatively flat in fiscal 2012 compared to fiscal 2011.  Interest on other debt, such as capital leases, also decreased slightly.

Other income was $0.2 million in fiscal 2013 compared to other expense of $1.4 million in fiscal 2012 and $1.5 million in fiscal 2011.  Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.

The effective tax rate was 36.7% for 2013, compared to 43.6% in 2012.  The rate for 2013 benefitted from higher U.S. research and development tax credits and a lower impact from foreign losses.  The U.S. research and development tax credit was reenacted in January 2013 retroactive to the beginning of 2012.  During fiscal 2012, the Company’s tax expense was reduced by $12.3 million due to utilization of capital losses.  This was offset by an increase in the valuation allowance for foreign deferred tax assets of $5.2 million.  Removing the impact of the impairment charges, gains, losses and other items, and the impact of the capital losses and valuation allowance increase from the fiscal 2012 tax rate calculation would have resulted in a tax rate of approximately 42%.

Excluding the impact of the goodwill and intangible impairment charges, which were all non-deductible for tax purposes, the fiscal 2011 effective tax rate on continuing operations was 39.9%.  During fiscal 2011, the Company reduced a reserve for unrecognized tax benefits of approximately $3.5 million due to the expiration of the related statute of limitations.  Additionally, there was no tax benefit recorded related to the impairment of an investment in fiscal 2011.

All three fiscal period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital increased $20.9 million to $236.5 million at March 31, 2013 compared to $215.6 million at March 31, 2012.  Total current assets decreased $10.9 million, resulting primarily from decreases in cash ($6.7 million) and trade accounts receivable, net ($9.6 million), offset by an increase in refundable income taxes ($5.8 million).  Current liabilities decreased $31.8 million, primarily resulting from decreases in current installments of long-term debt ($10.2 million), deferred revenue ($18.6 million), and income taxes payable ($15.8 million), partially offset by increases in trade accounts payable ($4.8 million) and accrued payroll and related expenses ($7.6 million).

The Company’s cash is primarily located in the United States.  Approximately $14.1 million of the total cash balance of $223.0 million, or approximately 6.3%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Cash provided by operating activities was $150.1 million in fiscal 2013 compared to $229.5 million and $166.2 million in fiscal 2012 and 2011, respectively.  The $79.3 million decrease in fiscal 2013 operating cash flow primarily results from a $36.7 million increase in income tax payments, a decrease in customer prepayments (deferred revenue) of $22.7 million, and other changes in operating assets and liabilities.  In fiscal 2012, cost additions were approximately $27.1 million lower than fiscal 2011 due to decreased IT Infrastructure management contract migration activity.  Fiscal 2012 operating cash flows also benefited from positive operating assets and liability movements, primarily in trade and tax payables, accrued payroll, and deferred revenue.

Accounts receivable days sales outstanding (“DSO”) was 52 and 54 days at March 31, 2013 and March 31, 2012, respectively, and is calculated as follows (dollars in thousands):
	March 31, 2013	March 31, 2012
Numerator – trade accounts receivable, net	$159,882	$169,446
Denominator:
Quarter revenue	277,131	287,255
Number of days in quarter	90	91
Average daily revenue	$3,079	$3,157
Days sales outstanding	52	54

Investing activities used $66.9 million of cash in fiscal 2013 compared to cash provided of $3.4 million in fiscal 2012 and cash used of $90.8 million in fiscal 2011.  Fiscal 2013 investing activities include $8.6 million of deferred data acquisition costs, $19.9 million of capitalized software costs, and $38.5 million of capital expenditures.  Fiscal 2012 investing activities reflected net cash received for disposal of operations of $72.4 million.  The cash received results from $73.5 million received for disposal of AISS operations, net of $1.1 million cash paid for disposal of MENA operations.  The cash inflow from the disposition of operations in fiscal 2012 was offset by other investing activity of $69.2 million.  Investing activities in fiscal 2011 included $1.1 million in payments made for the disposal of the Portugal and Netherlands operations.  Other investing activities included capitalized software development costs of $5.3 million and $4.6 million in fiscal 2012 and 2011, respectively; capital expenditures of $51.6 million and $59.0 million in fiscal 2012 and 2011, respectively; and data acquisition costs of $12.3 million and $13.4 million in fiscal 2012 and 2011, respectively.

Investing activities also reflected net cash paid for acquisitions of $0.3 million and $12.9 million fiscal 2012 and 2011, respectively.  In fiscal 2011 the Company paid $10.9 million for the purchase of a 70% interest in GoDigital, a Brazilian marketing services business, and paid $1.8 million to acquire 100% of the outstanding shares of XYZ, a digital marketing business operating in Australia and New Zealand.  The remainder of the cash paid for acquisitions each year relates to fees and earnout payments paid on acquisitions made in previous years.

With respect to certain of its investments in joint ventures and other companies, the Company may provide cash advances to fund losses and cash flow deficits.  The Company may, at its discretion, decide not to provide financing to these investments during future periods.  In the event that it does not provide funding and these investments have not achieved profitable operations, the Company may be required to record an impairment charge up to the amount of the carrying value of these investments ($1.2 million at March 31, 2013). In fiscal 2011, the Company determined that one of its investments was impaired and recorded an impairment charge of $1.6 million in other, net in the consolidated statement of operations.  In the event that declines in the value of its investments occur and continue, the Company may be required to record further impairment charges related to its investments.

Under the Company’s common stock repurchase program, the Company may purchase up to $200.0 million of its common stock through the period ending February 5, 2014.  During the fiscal year ended March 31, 2013, the Company repurchased 4.6 million shares of its common stock for $71.7 million.  During the fiscal year ended March 31, 2012, the Company repurchased 5.8 million shares of its common stock for $68.2 million.  Through March 31, 2013, the Company has repurchased 10.4 million shares of its stock for $139.9 million, leaving remaining capacity of $60.1 million under the stock repurchase program.  Cash paid for acquisition of treasury stock in the consolidated statement of cash flows differs from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.

Financing activities used $89.2 million of cash in fiscal 2013, compared to $209.8 million and $92.6 million in fiscal 2012 and 2011, respectively.  Fiscal 2013 financing activities include payments of debt of $26.9 million and acquisition of treasury stock as previously described of $74.4 million, offset by $12.0 million in proceeds from the sale of common stock.  Fiscal 2012 financing activities included payments of debt of $154.9 million and acquisition of treasury stock of $65.5 million, offset by $12.2 million in proceeds from the sale of common stock.  Financing activities in fiscal 2011 included $102.1 million in payments of debt offset by $9.3 million in proceeds from the sale of common stock.  Debt payments include prepayments on the Company’s term loan of $125.0 million in fiscal 2012 and $66.0 million in fiscal 2011.

In each of the fiscal years 2013, 2012 and 2011, the Company has incurred debt to finance the acquisition of property and equipment.  The incurrence of this debt appears on the consolidated statements of cash flows under “supplemental cash flow information.”  Acquisitions under capital leases and installment payment arrangements were $2.2 million in fiscal 2013 compared to $11.2 million in 2012 and $23.8 million in 2011.  Payment of this debt in future periods will be reflected as a financing activity.  The Company has also included details of its debt payments within the “supplemental cash flow” information.

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan is payable in quarterly installments of approximately $1.5 million, through December 31, 2014, with a final payment of approximately $207.5 million due March 15, 2015.  The revolving loan commitment expires March 15, 2014.

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at March 31, 2013 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at March 31, 2013 was 3.7%.  Outstanding letters of credit at March 31, 2013 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).  The principal factor that could cause the Company to not be able to maintain compliance with its debt covenants would be if the level of operating income (as adjusted for certain non-cash charges, rent expense, and gains, losses, and other items) were to decline, without a corresponding decrease in the Company’s debt levels.  The most likely scenario that could cause such a decrease in operating income would be a significant decrease in revenue, without a decrease in operating expenses.  Management, however, maintains a focus on operating income to mitigate any such risk.  Failure to maintain compliance with debt covenants could lead to the lender declaring the debt to be due and payable immediately, or the Company could be required to renegotiate the debt at terms less favorable than the current terms, and the Company could be required to incur fees and expenses to renegotiate or refinance the debt.  There can be no assurance that if such a failure were to occur, the Company would be able to renegotiate or refinance the debt.

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2013 was 0.30%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of March 31, 2013, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.8 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2013.

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

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At March 31, 2013 the Company’s maximum potential future payments under these guarantees were $3.1 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $2.2 million at March 31, 2013 and $2.5 million at March 31, 2012.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2013 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $3.6 million or the future payment against the Company’s non-current interest rate swap liability of $0.8 million, as future payment of these liabilities is uncertain and the Company is not able to predict the periods in which these payments, if any, will be made (dollars in thousands):

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Term loan	$6,000	$212,000	$-	$-	$-	$-	$218,000
Capital lease and installment payment obligations	8,405	3,944	926	1,001	1,157	5,935	21,368
Other long-term debt	1,700	5,677	6,760	-	-	-	14,137
Total long-term debt	16,105	221,621	7,686	1,001	1,157	5,935	253,505
Operating lease payments	21,972	17,144	13,885	13,388	11,535	32,145	110,069
Total contractual cash obligations	$38,077	$238,765	$21,571	$14,389	$12,692	$38,080	$363,574

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Total purchase commitments	$74,502	$50,738	$33,242	$18,844	$1,232	$1,257	$179,815

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates interest payments on debt and capital leases for fiscal 2014 of $12.4 million.

The following table shows contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2013 (dollars in thousands):

Loan guarantee	$1,050
Lease guarantee	2,014
Outstanding letters of credit	2,238
Surety bonds	388

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

To help accelerate the pace of product development, the Company has significantly increased the level of product investment.  Total engineering investment (research and development expense plus capitalization of software) was $31.6 million in fiscal 2013, compared to $10.8 million in 2012 and $16.2 million in 2011.  Management expects to maintain an increased emphasis on product development during fiscal 2014.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of this Annual Report.

Acquisitions
On July 1, 2010, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $10.9 million, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement in which the Company could have paid up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business had annual revenue of approximately $8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of the acquisition is not material.  The results of operations for GoDigital are included in the Company’s consolidated results beginning July 1, 2010.

The value of the earnout was originally estimated at $3.6 million.  During fiscal 2011, the Company estimated the value of the earnout to have decreased by $1.1 million and recorded the adjustment in gains, losses and other items, net on the consolidated statement of operations.  During fiscal 2012, the Company adjusted the value of the earnout to zero through gains, losses and other items, since there was no expectation of an earnout payment.  During the quarter ended September 30, 2012, a final determination was made that no liability for earnout payment existed under the acquisition agreement.

Also during fiscal 2012, triggering events occurred which required the Company to test the goodwill and other intangible assets of GoDigital for impairment.  A total impairment charge of $17.8 million was recorded of which $13.8 million was related to goodwill and $4.0 million was related to other intangible assets.  Approximately 30% of this charge is attributable to the noncontrolling interest.

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business (“XYZ”) operating in Australia and New Zealand.  The acquisition provided the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts to be paid under an earnout agreement.  As of March 31, 2013, the Company has paid approximately $0.6 million and has no remaining liability under that agreement.  The acquired business had annual revenue of less than $2 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

Divestitures
On July 12, 2011, the Company entered into a transaction with minority partners to fully dispose of its interest in its MENA subsidiary.  The terms of the disposal included a $1.0 million cash payment to MENA and the release of any claims that the acquirer may have against the Company and an agreement to hold the Company harmless from any future liabilities.  Following the transaction, the Company will have continued involvement primarily related to providing transaction support for a period not longer than two years.

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

Discontinued Operation
On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Services (AISS), to Sterling Infosystems, a New York-based technology firm for $74 million.  The sale qualified for treatment as discontinued operations during fiscal 2012.  The results of operations pertaining to the AISS business have been classified as discontinued operations in the consolidated financial statements.

Key Trends and Uncertainties

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•
The macroeconomic environment has a direct impact on overall marketing and advertising expenditures in the U.S. and abroad.  As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses.  Future widespread economic slowdowns in any of the industries or markets our clients serve, particularly in the United States, could reduce the marketing expenditures of our clients and prospective customers.

•
As online advertising and e-commerce continue to grow and mature, businesses and marketers are increasingly challenged to manage large amounts of structured and unstructured data and transform such data into insights for operational decision making.  This challenge continues to drive technological and cost efficiencies, strategies and competition in the “big data” marketplace.

•
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, governmental bodies and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and global reach of the online marketplace.   The U.S. Congress continues to debate privacy legislation, and there are many different types of privacy legislation pending at the state level. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being contemplated.  We expect the trend of enacting and revising data protection laws to continue and that new and expanded privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe.  Increased restrictions on the collection, management, aggregation and use of information could result in decreased availability of certain kinds of data and/or a material increase in the cost of collecting certain kinds of data.

•
In recent years, we have witnessed an ongoing shift from direct marketing to alternative marketing channels. We believe this trend will continue and that, in the long term, a substantial portion of overall marketing and advertising expenditures will be moved to alternative marketing channels.

•	Many businesses are moving towards an outsourced model as an alternative to a traditional information technology infrastructure. As they do, we see demand increasing for cloud computing services.

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

Revenue Recognition – The Company provides database management and IT management services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT management contracts.  In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue and the related costs for each element as delivered.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized for each element as delivered and no costs are deferred.

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

Some contracts contain benchmarking provisions or provisions allowing the customer to request a future reduction in pricing under certain circumstances.  Any resulting reduction in pricing is only implemented on a prospective basis.   The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made.  The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2013 was $41.4 million compared to $59.9 million at March 31, 2012.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in accounts receivable were $20.0 million and $19.8 million, respectively, at March 31, 2013 and 2012.

Software, Purchased Software Licenses, and Research and Development Costs – Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs following accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  The Company recorded amortization expense related to internally developed computer software of $8.6 million, $15.2 million, and $20.5 million for fiscal 2013, 2012, and 2011, respectively.  Additionally, research and development costs of $11.7 million, $5.5 million and $11.6 million were charged to cost of revenue in the consolidated statement of operations during 2013, 2012 and 2011, respectively.

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $9.7 million, $13.5 million, and $15.6 million in fiscal 2013, 2012, and 2011, respectively.  Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.

Capitalized software, including both purchased and internally developed, is reviewed each period and, if necessary, the Company reduces the carrying value of each product to its net realizable value.  In performing the net realizable value evaluation of capitalized software, the Company’s projection of potential future cash flows from future gross revenues by product, reduced by the costs of completing and disposing of that product are compared to the carrying value of each product.  A write-down of the carrying amount of a product is made to the extent that the carrying value of a product exceeds its net realizable value.  No software impairment charges were recorded during the past three fiscal years.  At March 31, 2013, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no impairment exists.  However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge.  Additionally, should future projected revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($48.1 million at March 31, 2013).

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

During the quarters ended December 31, 2011 and March 31, 2011, in conjunction with the goodwill impairment tests noted below, the Company also tested certain intangible assets in the affected units for impairment.  As a result of those reviews, the Company recorded impairment charges of $4.0 million in fiscal 2012 for intangible assets related to the Brazil operation and $2.4 million in fiscal 2011 for intangible assets related to the Middle East operations.

Valuation of Goodwill– Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2012 indicated no potential impairment of its goodwill balances.  During the quarter ended March 31, 2013, triggering events occurred which required the Company to test the goodwill in its European Marketing and data services unit for impairment.  The triggering events included the revision of the Company’s long-term projections in conjunction with the fiscal 2014 budget.  This test indicated a reduced fair value.  However, the fair value is still substantially in excess of carrying value.

In order to estimate a valuation for each of the components, management uses an income approach based on a discounted cash flow model (income approach) together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

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

The public company market multiple method is used to estimate values for each of the components by looking at market value multiples to revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) for selected public companies that are believed to be representative of companies that marketplace participants would use to arrive at comparable multiples for the individual component being tested.  These multiples are then used to develop an estimated value for each respective component.

The similar transactions method compares multiples based on acquisition prices of other companies believed to be those that marketplace participants would use to compare to the individual component being tested.  Those multiples are then used to develop an estimated value for that component.

In order to arrive at an estimated value for each component, management uses a weighted-average approach to combine the results of each analysis.  Management believes that using multiple valuation approaches and then weighting them appropriately is a technique that a marketplace participant would use.

As a final test of the valuation results, the total of the values of the components is reconciled to the actual market value of Acxiom common stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  Acxiom’s segments are the Marketing and data services segment, the IT Infrastructure management segment, and the Other services segment.  Because the Marketing and data services segment and the Other services segment contain both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of eight components at the beginning of the year.  The goodwill amounts as of April 1, 2012 included in each component tested were:  U.S. Marketing and data services, $264.6 million; Europe Marketing and data services, $19.5 million; Australia Marketing and data services, $14.9 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $1.1 million; U.S. Infrastructure management, $71.5 million; U.S. Other services, $1.8 million; and Europe Other services, $2.9 million.

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

The total deferred costs at March 31, 2013 are $43.0 million.  Of that amount, $36.7 million relates to two customers.  If the Company were to determine that amounts from either of these two customers are unrecoverable, the resulting write-down in carrying value could be material.

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

Restructuring – The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards related to exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

Income Taxes – The Company makes estimates and judgments in determining the provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the tax provision in a subsequent period. The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company increases the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that the deferred tax assets recorded on the consolidated balance sheets will be ultimately recovered. However, should a change occur in the Company’s ability to recover its deferred tax assets, its tax provision would increase in the period in which the Company determined that the recovery was not likely.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.

The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Testing Goodwill for Impairment. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The update is effective for the Company and has been adopted for fiscal 2013.

In June 2011, the FASB issued an update, Presentation of Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued an update which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As of March 31, 2013, the deferral remains in place.  The Company adopted this guidance as of April 1, 2012 and now includes consolidated statements of comprehensive income as part of the consolidated financial statements.

In May 2011, the FASB issued an update, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The update is effective for the Company and has been adopted for fiscal 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2013.

KPMG LLP, the Company’s independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report, appearing on the following page, regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
May 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited Acxiom Corporation’s (the Company) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated May 29, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
May 29, 2013

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND 2012
(Dollars in thousands)
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$222,974	$229,648
Trade accounts receivable, net	159,882	169,446
Deferred income taxes	13,496	15,107
Refundable income taxes	5,809	-
Other current assets	58,935	57,804
Total current assets	461,096	472,005
Property and equipment, net of accumulated depreciation and amortization	230,752	253,373
Software, net of accumulated amortization of $235,491 in 2013 and $227,280 in 2012	24,471	13,211
Goodwill	381,129	382,285
Purchased software licenses, net of accumulated amortization of $262,169 in 2013 and $276,692 in 2012	23,604	25,294
Deferred costs, net	42,971	61,977
Data acquisition costs, net	10,631	15,009
Other assets, net	13,052	9,623
	$1,187,706	$1,232,777
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$16,105	$26,336
Trade accounts payable	35,786	31,030
Accrued expenses
Payroll	62,390	54,839
Other	68,270	67,847
Deferred revenue	41,388	59,949
Income taxes payable	637	16,400
Total current liabilities	224,576	256,401
Long-term debt	237,400	251,886
Deferred income taxes	94,918	98,965
Other liabilities	11,444	13,670
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 121.3 million and 120.0 million shares at March 31, 2013 and 2012, respectively)	12,134	12,003
Additional paid-in capital	885,184	860,165
Retained earnings	593,966	536,359
Accumulated other comprehensive income	11,423	13,601
Treasury stock, at cost (47.8 million and 43.2 million shares at March 31, 2013 and 2012, respectively)	(882,959)	(810,381)
Total Acxiom stockholders' equity	619,748	611,747
Noncontrolling interest	(380)	108
Total equity	619,368	611,855
	$1,187,706	$1,232,777
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011
(Dollars in thousands, except per share amounts)

	2013	2012	2011

Revenues	$1,099,359	$1,130,624	$1,113,755
Operating costs and expenses:
Cost of revenue	841,826	863,489	848,411
Selling, general and administrative	152,804	151,131	155,893
Impairment of goodwill and other intangibles	-	17,803	79,674
Gains, losses and other items, net	2,010	12,638	4,600
Total operating costs and expenses	996,640	1,045,061	1,088,578
Income from operations	102,719	85,563	25,177
Other expense:
Interest expense	(12,694)	(17,448)	(23,823)
Other, net	152	(1,369)	(1,466)
Total other expense	(12,542)	(18,817)	(25,289)
Earnings (loss) from continuing operations before income taxes	90,177	66,746	(112)
Income taxes	33,058	29,129	31,726
Net earnings (loss) from continuing operations	57,119	37,617	(31,838)
Earnings from discontinued operations, net of tax	-	33,899	3,396
Net earnings (loss)	57,119	71,516	(28,442)
Less: Net loss attributable to noncontrolling interest	(488)	(5,747)	(5,295)
Net earnings (loss) attributable to Acxiom	$57,607	$77,263	$(23,147)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.76	$0.47	$(0.40)
Net earnings from discontinued operations	-	0.43	0.04
Net earnings (loss)	$0.76	$0.90	$(0.36)

Net earnings (loss) attributable to Acxiom stockholders	$0.77	$0.97	$(0.29)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.75	$0.47	$(0.40)
Net earnings from discontinued operations	-	0.42	0.04
Net earnings (loss)	$0.75	$0.89	$(0.36)

Net earnings (loss) attributable to Acxiom stockholders	$0.75	$0.96	$(0.29)

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2013, 2012 AND 2011
(Dollars in thousands)

	2013	2012	2011

Net earnings (loss)	$57,119	$71,516	$(28,442)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,489)	(2,219)	9,518
Unrealized gain (loss) on interest rate swap	311	(171)	2,306
Other comprehensive income (loss)	(2,178)	(2,390)	11,824
Comprehensive income (loss)	54,941	69,126	(16,618)
Less: comprehensive loss attributable to noncontrolling interest	(488)	(5,747)	(5,295)
Comprehensive income (loss) attributable to Acxiom stockholders	$55,429	$74,873	$(11,323)

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2013, 2012 AND 2011
 (Dollars in thousands)

Common Stock	Treasury stock

	Number of shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Noncontrolling interest	Total equity
Balances at March 31, 2010	116,619,682	$11,662	$ 814,929	$ 482,243	$ 4,167	(37,154,236)	$(738,601)	$ 4,097	$578,497
Employee stock awards, benefit plans and other issuances	662,988	66	9,778	-	-	(29,538)	(524)	-	9,320
Tax impact of stock options, warrants and restricted stock	-	-	(316)	-	-	-	-	-	(316)
Non-cash share-based compensation	-	-	13,097	-	-	-	-	-	13,097
Restricted stock units vested	484,865	49	(49)	-	-	-	-	-	-
Purchase of GoDigital	-	-	-	-	-	-	-	6,573	6,573
Noncontrolling interest equity contribution	-	-	-	-	-	-	-	480	480
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	9,518	-	-	-	9,518
Unrealized gain on interest rate swap	-	-	-	-	2,306	-	-	-	2,306
Net loss	-	-	-	(23,147)		-	-	(5,295)	(28,442)
Balances at March 31, 2011	117,767,535	$11,777	$ 837,439	$ 459,096	$15,991	(37,183,774)	$(739,125)	$ 5,855	$591,033
Employee stock awards, benefit plans and other issuances	1,281,649	128	15,295	-	-	(239,171)	(3,218)	-	12,205
Tax impact of stock options, warrants and restricted stock	-	-	(1,310)	-	-	-	-	-	(1,310)
Non-cash share-based compensation	-	-	8,839	-	-	8,262	131	-	8,970
Restricted stock units vested	977,829	98	(98)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(5,798,344)	(68,169)	-	(68,169)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(2,219)	-	-	-	(2,219)
Unrealized loss on interest rate swap	-	-	-	-	(171)	-	-	-	(171)
Net earnings (loss)	-	-	-	77,263	-	-	-	(5,747)	71,516
Balances at March 31, 2012	120,027,013	$12,003	$ 860,165	$ 536,359	$13,601	(43,213,027)	$(810,381)	$ 108	$611,855
Employee stock awards, benefit plans and other issuances	845,618	84	12,707	-	-	(58,966)	(834)	-	11,957
Tax impact of stock options, warrants and restricted stock	-	-	357	-	-	-	-	-	357
Non-cash share-based compensation	-	-	12,002	-	-	-	-	-	12,002
Restricted stock units vested	470,285	47	(47)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(4,553,042)	(71,744)	-	(71,744)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(2,489)	-	-	-	(2,489)
Unrealized gain on interest rate swap	-	-	-	-	311	-	-	-	311
Net earnings (loss)	-	-	-	57,607	-	-	-	(488)	57,119
Balances at March 31, 2013	121,342,916	$12,134	$ 885,184	$ 593,966	$11,423	(47,825,035)	$(882,959)	$ (380)	$619,368

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011
(Dollars in thousands)

	2013	2012	2011

Cash flows from operating activities:
Net earnings (loss)	$57,119	$71,516	$(28,442)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	116,208	134,662	146,355
Loss (gain) on disposal or impairment of assets	25	(48,197)	3,883
Impairment of goodwill and other intangibles	-	17,803	79,674
Deferred income taxes	(3,578)	2,228	18,579
Non-cash share-based compensation expense	12,002	8,970	13,097
Changes in operating assets and liabilities:
Accounts receivable, net	6,678	(947)	(13,024)
Other assets	(9,185)	(4,907)	(2,394)
Deferred costs	(1,564)	(2,301)	(29,385)
Accounts payable and other liabilities	(8,888)	46,624	(22,899)
Deferred revenue	(18,685)	4,000	775
Net cash provided by operating activities	150,132	229,451	166,219
Cash flows from investing activities:
Payments from (for) the disposition of operations	-	72,425	(1,079)
Capitalized software development costs	(19,879)	(5,262)	(4,555)
Capital expenditures	(38,491)	(51,591)	(59,021)
Payments received for investments	-	370	175
Data acquisition costs	(8,570)	(12,312)	(13,366)
Net cash paid in acquisitions	-	(255)	(12,927)
Net cash provided by (used in) investing activities	(66,940)	3,375	(90,773)
Cash flows from financing activities:
Payments of debt	(26,871)	(154,876)	(102,101)
Acquisition liability payment	(288)	(326)	-
Acquisition of treasury stock	(74,378)	(65,535)	-
Sale of common stock	11,957	12,205	9,320
Noncontrolling interests equity contributions	-	-	480
Income tax impact of stock options, warrants and restricted stock	357	(1,310)	(316)
Net cash used in financing activities	(89,223)	(209,842)	(92,617)
Effect of exchange rate changes on cash	(643)	(309)	90
Net change in cash and cash equivalents	(6,674)	22,675	(17,081)
Cash and cash equivalents at beginning of period	229,648	206,973	224,054
Cash and cash equivalents at end of period	$222,974	$229,648	$206,973
See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2013, 2012 AND 2011
(Dollars in thousands)

	2013	2012	2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,709	$19,059	$23,886
Income taxes	57,464	20,765	25,339
Payments on capital leases and installment payment arrangements	16,514	18,331	22,357
Payments on software and data license liabilities	1,769	2,916	5,316
Prepayment of debt	-	125,000	66,000
Other debt payments	8,588	8,629	8,428
Noncash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	2,157	11,242	23,753
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom is an enterprise data, analytics and software-as-a-service company.  For over 40 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses and their partners.  We focus on creating better connections that enable better living for people and better results for the businesses who serve them.

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

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or which have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. Acxiom identified its background screening unit, Acxiom Information Security Services (AISS), as a component of the Company that is reported as discontinued operations as a result of its disposal (see note 4).

Use of Estimates -

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Areas in which significant judgments and estimates are used include projected cash flows associated with recoverability of assets, restructuring and impairment accruals, litigation loss accruals, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions.

Reclassifications -

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Adoption of New Accounting Standards -

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Testing Goodwill for Impairment. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The update is effective for the Company and has been adopted for fiscal 2013.

In June 2011, the FASB issued an update, Presentation of Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued an update which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As of March 31, 2013, the deferral remains in place.  The Company adopted this guidance as of April 1, 2012 and now includes consolidated statements of comprehensive income as part of the consolidated financial statements.

In May 2011, the FASB issued an update, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The update is effective for the Company and has been adopted for fiscal 2013.

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $20.0 million and $19.8 million, respectively, at March 31, 2013 and 2012.

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

Property and Equipment -

Property and equipment are stated at cost.  Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, up to 30 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

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

Completion of the Company’s annual impairment test during the quarter ended June 30, 2012 indicated no potential impairment of its goodwill balances.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2013.  During the quarter ended March 31, 2013, triggering events occurred which required the Company to test the goodwill of its European Marketing and data services unit for impairment, however, the results of the interim test indicated no impairment (see note 6).  During the quarter ended December 31, 2011, triggering events occurred which required the Company to test the goodwill in its Brazil operation for impairment.  Results of the two-step test indicated impairment and the Company recorded an impairment charge of $13.8 million during fiscal 2012 (see note 6).  During the quarter ended March 31, 2011, triggering events occurred which required the Company to test the goodwill in its International operations for impairment.  Results of the two-step test indicated impairment in certain units, and the Company recorded an impairment charge of $77.3 million during fiscal 2011 (see note 6).

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

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

ACXIOM CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013, 2012 AND 2011

Revenue Recognition -

The Company provides database management and IT management services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database for the customer under the database management contracts and migration of the customer’s IT environment under IT management contracts.  In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue and the related costs for each element as delivered.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized for each element as delivered and no costs are deferred.

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

Some contracts contain benchmarking provisions or provisions allowing the customer to request a future reduction in pricing under certain circumstances.  Any resulting reduction in pricing is only implemented on a prospective basis.  The Company’s contracts provide a warranty that the services or products will meet the agreed-upon criteria or any necessary modifications will be made.  The Company ensures that services or products delivered meet the agreed-upon criteria prior to recognition of revenue.

ACXIOM CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013, 2012 AND 2011

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

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $5.3 million, $4.5 million and $7.6 million for the years ended March 31, 2013, 2012 and 2011, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

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
MARCH 31, 2013, 2012 AND 2011

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

(dollars in thousands)	2013	2012	2011
Basic earnings per share:
Net earnings (loss) from continuing operations	$57,119	$37,617	$(31,838)
Net earnings from discontinued operations	-	33,899	3,396
Net earnings (loss)	$57,119	$71,516	$(28,442)
Net loss attributable to noncontrolling interest	(488)	(5,747)	(5,295)
Net earnings (loss) attributable to Acxiom	$57,607	$77,263	$(23,147)

Basic weighted-average shares outstanding	74,814	79,483	80,111
Basic earnings (loss) per share:
Continuing operations	$0.76	$0.47	$(0.40)
Discontinued operations	0.00	0.43	0.04
Net earnings (loss)	$0.76	$0.90	$(0.36)
Net loss attributable to noncontrolling interest	(0.01)	(0.07)	(0.07)
Net earnings (loss) attributable to Acxiom	$0.77	$0.97	$(0.29)

Diluted earnings per share:
Basic weighted-average shares outstanding	74,814	79,483	80,111
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,683	911	-
Diluted weighted-average shares outstanding	76,497	80,394	80,111
Diluted earnings (loss) per share:
Continuing operations	$0.75	$0.47	$(0.40)
Discontinued operations	0.00	0.42	0.04
Net earnings (loss)	$0.75	$0.89	$(0.36)
Net loss attributable to noncontrolling interest	(0.01)	(0.07)	(0.07)
Net earnings (loss) attributable to Acxiom	$0.75	$0.96	$(0.29)

Some earnings per share amounts may not add due to rounding.

Due to the net loss incurred by the Company in fiscal 2011, the dilutive effect of options, warrants and restricted stock of 1.7 million shares was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. In addition, options, warrants, and restricted stock units to purchase shares of common stock, including performance-based restricted stock units not meeting such performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2013	2012	2011
Number of shares outstanding under options, warrants and restricted stock units	6,709	9,344	5,938
Range of exercise prices for options and warrants	$13.10-$62.06	$13.14-$62.06	$16.71-$75.55

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

Share-based Compensation -

The Company accounts for share-based compensation under applicable accounting standards which require the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award to be recognized in the statement of operations over the service period of the award.  Expense for awards with graded vesting is recognized on a straight-line basis over the service period of the entire award.

Share-based Compensation Plans -

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2013.

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

Derivatives -

Derivative financial instruments are valued in the market using regression analysis. Significant inputs to the derivative valuation for interest rate swaps are observable in active markets and are classified as Level 2 in the fair value hierarchy.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

Restructuring -

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards related to exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to secure a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

2.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the years ended March 31, 2011, 2012 and 2013 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
March 31, 2010	$2,870	$12,904	$15,774
Restructuring charges and adjustments	5,773	(1,338)	4,435
Payments	(3,081)	(2,024)	(5,105)
March 31, 2011	$5,562	$9,542	$15,104
Restructuring charges and adjustments	10,126	2,652	12,778
Payments	(6,091)	(1,145)	(7,236)
March 31, 2012	$9,597	$11,049	$20,646
Restructuring charges and adjustments	2,836	58	2,894
Payments	(8,744)	(2,086)	(10,830)
March 31, 2013	$3,689	$9,021	$12,710

Restructuring Plans

In fiscal 2013, the Company recorded a total of $2.9 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related payments of $2.8 million and lease accruals of $0.1 million.

The associate-related accruals of $2.8 million relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $2.5 million remained accrued as of March 31, 2013.  These costs are expected to be paid out in fiscal 2014.  Of the amount accrued for lease costs, $0.1 million remained accrued as of March 31, 2013.  These costs are expected to be paid out in fiscal 2014.

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount recorded, $1.2 million remained accrued as of March 31, 2013.  These costs are expected to be paid out in fiscal 2014.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2013 is $1.6 million.

In fiscal 2011, the Company recorded $4.4 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $3.4 million, offset by adjustments to previous restructuring plans of $1.7 million, and executive leadership transition charges of $2.7 million.

The associate-related charges of $3.4 million result from the termination of associates in the United States, Australia, and Europe.  These charges have been paid in full.

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

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2013 is $7.3 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2013	2012	2011
Restructuring plan charges and adjustments	$2,894	$12,778	$4,435
Earnout liability adjustment (see note 3)	-	(2,598)	(1,058)
Other	(884)	2,458	1,223
	$2,010	$12,638	$4,600

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

3.           ACQUISITIONS:

On July 1, 2010, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The Company paid $10.9 million, net of cash acquired, and not including amounts, if any, to be paid under an earnout agreement in which the Company could have paid up to an additional $9.3 million based on the results of the acquired business over approximately the next two years.  The acquired business had annual revenue of approximately $8 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of the acquisition is not material.  The results of operations for GoDigital are included in the Company’s consolidated results beginning July 1, 2010.

The value of the earnout was originally estimated at $3.6 million.  During fiscal 2011, the Company estimated the value of the earnout to have decreased by $1.1 million and recorded the adjustment in gains, losses and other items, net on the consolidated statement of operations.  During fiscal 2012, the Company adjusted the value of the earnout to zero through gains, losses and other items, since there was no expectation of an earnout payment.  During the quarter ended September 30, 2012, a final determination was made that no liability for earnout payment existed under the acquisition agreement.

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

On April 1, 2010, the Company acquired 100% of the outstanding shares of a digital marketing business (“XYZ”) operating in Australia and New Zealand.  The acquisition provided the Company additional market opportunities in this region.  The Company paid $1.8 million in cash, net of cash acquired, and not including amounts to be paid under an earnout agreement.  As of March 31, 2013, the Company has paid approximately $0.6 million and has no remaining liability under that agreement.  The acquired business had annual revenue of less than $2 million.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning April 1, 2010.

The following table shows the allocation of GoDigital and XYZ purchase prices to assets acquired and liabilities assumed (dollars in thousands):

	GoDigital	XYZ
Assets acquired:
Cash	$776	$547
Goodwill	15,546	1,446
Other intangible assets	6,500	779
Other current and noncurrent assets	1,178	184
	24,000	2,956
Accounts payable, accrued expenses and capital leases assumed	2,091	120
Net assets acquired	21,909	2,836
Less:
Cash acquired	776	547
Earnout liability	3,611	532
Noncontrolling interest	6,573	-
Net cash paid	$10,949	$1,757

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

The fair value of the noncontrolling interest in GoDigital in the table above was derived based on the purchase price paid by Acxiom for its interest.  The amount allocated to goodwill is due primarily to assembled work force.  The amounts allocated to other intangible assets in the table above include software, customer relationship intangibles and trademarks.  Amortization lives for those intangibles range from three years to five years.  The following table shows the amortization activity of purchased intangible assets (dollars in thousands):

	2013	2012	2011
Developed technology assets, gross	$18,014	$18,417	$21,165
Accumulated amortization	(17,881)	(17,557)	(15,679)
Net developed technology assets	$133	$860	$5,486

Customer/trademark assets, gross	$18,823	$24,946	$25,042
Accumulated amortization	(18,259)	(23,421)	(18,146)
Net customer/trademark assets	$564	$1,525	$6,896

Total intangible assets, gross	$36,837	$43,363	$46,207
Total accumulated amortization	(36,140)	(40,978)	(33,825)
Net intangible assets	$697	$2,385	$12,382

Amortization expense	$1,671	$5,512	$6,950

In addition to the amortization expense noted above, the Company recorded impairment of intangible assets of $4.0 million in 2012 for intangible assets of GoDigital (see note 6) and $2.4 million in 2011 for intangible assets of MENA (see note 4). The remaining intangible assets in the table above will be substantially amortized over the next two years.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

Discontinued Operation
On February 1, 2012 the Company completed the sale of its background screening unit, Acxiom Information Security Services (AISS), to Sterling Infosystems, a New York-based technology firm for $74 million.  The results of operations and gain on disposal amounts pertaining to the AISS business have been classified as discontinued operations in the consolidated financial statements.

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

Summary results of operations of the AISS business unit for all periods presented are segregated and included in income from discontinued operations, net of tax in the consolidated statements of operations and are as follows (dollars in thousands):
	2012	2011
Revenues	$42,819	$46,215

Earnings from discontinued operations before income taxes	$4,907	$5,747
Gain on sale of discontinued operations before income taxes	48,380	-
Income taxes	(19,388)	(2,351)
Income from discontinued operations, net of tax	$33,899	$3,396

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the periods presented.

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2013	March 31, 2012
Prepaid expenses	$45,032	$43,768
Assets of non-qualified retirement plan	13,771	13,344
Other miscellaneous assets	132	692
Other current assets	$58,935	$57,804

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2013	March 31, 2012
Acquired intangible assets, net	$564	$1,525
Deferred income tax asset	7,099	5,926
Other miscellaneous noncurrent assets	5,389	2,172
Noncurrent assets	$13,052	$9,623

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

6.           GOODWILL:

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2012 indicated no potential impairment of its goodwill balances.  During the quarter ended March 31, 2013, triggering events occurred which required the Company to test the goodwill in its European Marketing and data services unit for impairment.  The triggering events included the revision of the Company’s long-term projections in conjunction with the fiscal 2014 budget.  However, the results of the interim test indicated no impairment.

The carrying amount of goodwill, by operating segment, at March 31, 2013, 2012 and 2011, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2011	$321,772	$71,508	$4,709	$397,989
Goodwill impairment	(13,599)	-	-	(13,599)
Change in foreign currency translation adjustment	(2,096)	-	(9)	(2,105)
Balance at March 31, 2012	$306,077	$71,508	$4,700	$382,285
Change in foreign currency translation adjustment	(1,011)	-	(145)	(1,156)
Balance at March 31, 2013	$305,066	$71,508	$4,555	$381,129

Year end balances in the table above are net of accumulated impairment losses of $86.1 million at March 31, 2013 and 2012, and $72.5 million at March 31, 2011.

Goodwill by component included in Marketing and data services as of March 31, 2013 is US, $264.6 million; Europe, $18.5 million; Australia, $15.0 million; China, $6.0 million; and Brazil, $1.0 million.

In order to estimate the fair value for each of the components, management uses an income approach based on a discounted cash flow model (income approach) together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

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

The public company market multiple method is used to estimate values for each of the components by looking at market value multiples to revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) for

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

selected public companies that are believed to be representative of companies that marketplace participants would use to arrive at comparable multiples for the individual component being tested.  These multiples are then used to develop an estimated value for each respective component.

The similar transactions method compares multiples based on acquisition prices of other companies believed to be those that marketplace participants would use to compare to the individual component being tested.  Those multiples are then used to develop an estimated value for that component.

In order to arrive at an estimated value for each component, management uses a weighted-average approach to combine the results of each analysis.  Management believes that using multiple valuation approaches and then weighting them appropriately is a technique that a marketplace participant would use.

As a final test of the valuation results, the total of the values of the components is reconciled to the actual market value of Acxiom common stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  Acxiom’s segments are the Marketing and data services segment, the IT Infrastructure management segment, and the Other services segment.  Because the Marketing and data services segment and the Other services segment contain both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of eight components at the beginning of the year.  The goodwill amounts as of April 1, 2012 included in each component tested were:  U.S. Marketing and data services, $264.6 million; Europe Marketing and data services, $19.5 million; Australia Marketing and data services, $14.9 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $1.1 million; U.S. Infrastructure management, $71.5 million; U.S. Other services, $1.8 million; and Europe Other services, $2.9 million.

As of April 1, 2012, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had a substantial excess fair value, except for the Brazil component, for which the excess was 11%.  The additional impairment test for the Europe Marketing and data services component, carried out as of March 31, 2013, indicated a reduced fair value.  However, the fair value is still substantially in excess of carrying value.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

7.           SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $8.6 million, $15.2 million, and $20.5 million for fiscal 2013, 2012, and 2011, respectively, and amortization of purchased software licenses of $9.7 million, $13.5 million and $15.6 million in 2013, 2012 and 2011, respectively.  Additionally, research and development costs of $11.7 million, $5.5 million and $11.6 million were charged to cost of revenue during 2013, 2012 and 2011, respectively.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

8.           PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2013	March 31, 2012
Land	$6,737	$6,737
Buildings and improvements	263,172	263,115
Data processing equipment	492,626	583,696
Office furniture and other equipment	59,904	59,525
	822,439	913,073
Less accumulated depreciation and amortization	591,687	659,700
	$230,752	$253,373

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $61.8 million, $62.4 million and $64.1 million for the years ended March 31, 2013, 2012 and 2011, respectively.

9.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	March 31, 2013	March 31, 2012
Term loan credit agreement	$218,000	$224,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to nine years	21,368	35,726
Other debt and long-term liabilities	14,137	18,496
Total long-term debt and capital leases	253,505	278,222
Less current installments	16,105	26,336
Long-term debt, excluding current installments	$237,400	$251,886

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at March 31, 2013 or March 31, 2012.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at March 31, 2013 was 3.7%.  Outstanding letters of credit at March 31, 2013 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2013 was 0.30%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of March 31, 2013, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.8 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2013.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2013 are as follows (dollars in thousands):

Year ending March 31,
2014	$16,105
2015	221,621
2016	7,686
2017	1,001
2018	1,157
Thereafter	5,935
$253,505

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

10.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2011:
Allowance for doubtful accounts, returns and credits	$6,341	$940	$198	$(1,857)	$5,622
2012:
Allowance for doubtful accounts, returns and credits	$5,622	$1,731	$(164)	$(2,313)	$4,876
2013:
Allowance for doubtful accounts, returns and credits	$4,876	$902	$(112)	$(1,525)	$4,141

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
MARCH 31, 2013, 2012 AND 2011

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 27 years of $110.1 million.

Total rental expense on operating leases was $21.7 million, $23.9 million and $34.3 million for the years ended March 31, 2013, 2012 and 2011, respectively.  Future minimum lease payments under all noncancellable operating leases for the five years ending March 31, 2018, are as follows: 2014, $22.0 million; 2015, $17.1 million; 2016, $13.9 million; 2017, $13.4 million; and 2018, $11.5 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  A portion of the guaranteed amount is collateralized by real property.  At March 31, 2013 the Company’s maximum potential future payments under these guarantees were $3.1 million.

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

The Company has issued warrants to purchase shares of its common stock.  The following table shows outstanding warrants as of March 31, 2013:
	Number of warrants outstanding	Issued	Vesting date	Expiration date	Weighted average exercise price

AISS acquisition (fiscal 2003)	1,272,024	August 2002	August 2002	August 12, 2017	$16.32
Toplander acquisition (fiscal 2003)	102,935	March 2004	March 2004	March 17, 2019	$13.24
	1,374,959				$16.09

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million of its common stock through the period ending February 5, 2014.  During the fiscal year ended March 31, 2012, the Company repurchased 5.8 million shares of its common stock for $68.2 million.  During the fiscal year ended March 31, 2013, the Company repurchased 4.6 million shares of its common stock for $71.7 million.  Through March 31, 2013, the Company has repurchased 10.4 million shares of its stock for $139.9 million, leaving remaining capacity of $60.1 million under the stock repurchase program.  Cash paid for acquisition of treasury stock in the consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.

The Company paid no dividends on its common stock for any of the years reported.

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 38.2 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy has also required that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At March 31, 2013, there were a total of 4.2 million shares available for future grants under the plans.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

The per-share weighted-average fair value of the stock options granted during 2013 was $5.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 1.7%; expected option life of 4.5 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.  The per-share weighted-average fair value of the stock options granted during 2012 was $5.82 on the date of grant using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 5.3 years; expected volatility of 44% and a suboptimal exercise multiple of 1.7.  The per-share weighted-average fair value of the stock options granted during 2011 was $7.54 on the date of grant using a customized binomial lattice approach with the following weighted-average assumptions:  dividend yield of 0.0%; risk-free interest rate of 3.4%; expected option life of 5.6 years; expected volatility of 52% and a suboptimal exercise multiple of 1.9.

Total expense related to stock options was approximately $1.9 million for fiscal 2013, $1.1 million for fiscal 2012 and $2.4 million for 2011.  Future expense for these options is expected to be approximately $5.0 million in total over the next four years.

Activity in stock options was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2012	8,322,077	$20.91
Granted	497,409
Exercised	(402,830)			$2,651
Forfeited or cancelled	(223,408)
Outstanding at March 31, 2013	8,193,248	$20.85	3.64	$24,429
Exercisable at March 31, 2013	7,045,869	$22.05	2.81	$16,481

The aggregate intrinsic value for options exercised in fiscal 2013, 2012, and 2011 was $2.7 million, $2.4 million, and $0.6 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2013.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding as of March 31, 2013:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 9.62	98,798	5.27 years	$8.69	71,798	$8.61
$10.22 - $ 15.00	2,308,398	6.45 years	$13.04	1,211,163	$12.62
$15.10 - $ 19.82	1,700,968	3.05 years	$16.71	1,677,824	$16.70
$20.12 - $ 25.00	2,081,052	3.10 years	$22.92	2,081,052	$22.92
$25.98 - $ 29.30	1,095,987	1.45 years	$26.69	1,095,987	$26.69
$30.93 - $ 39.12	668,512	1.22 years	$35.81	668,512	$35.81
$40.88 - $ 62.06	239,533	1.57 years	$44.07	239,533	$44.07
	8,193,248	3.64 years	$20.85	7,045,869	$22.05

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

Restricted Stock Unit Activity
Non-vested time-vesting restricted stock units and changes during the year ended March 31, 2013 were as follows:

	Number of shares	Weighted- average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	1,175,161	$13.40	2.21
Granted	681,408	$14.07
Vested	(470,285)	$12.64
Forfeited or cancelled	(173,998)	$13.99
Outstanding at March 31, 2013	1,212,286	$13.97	2.24

During fiscal 2013, the Company granted time-vesting restricted stock units covering 681,408 shares of common stock with a value at the date of grant of $9.6 million.  Of the restricted stock units granted in fiscal 2013, 604,229 vest in equal annual increments over four years and 77,179 vest in one year. During fiscal 2012, the Company granted time-vesting restricted stock units covering 787,451 shares of common stock with a value at the date of grant of $10.4 million.  Of the restricted stock units granted, 654,357 vest in equal annual increments over four years and 133,094 vest in one year.  During fiscal 2011, the Company granted time-vesting restricted stock units covering 539,729 shares of common stock with a value at the date of grant of $9.4 million.  Of the restricted stock units granted, 467,641 vest in equal annual increments over four years and 72,088 vest in one year.  Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2013, 2012, and 2011 was $6.9 million, $6.9 million, and $2.6 million, respectively.

Non-vested performance-based restricted stock units and changes during the year ended March 31, 2013 were as follows:

	Number of shares	Weighted- average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2012	511,864	$10.91	2.31
Granted	384,563	$13.50
Forfeited or Cancelled	(32,706)	$25.25
Outstanding at March 31, 2013	863,721	$11.52	1.63

During fiscal 2013, the Company granted performance-based restricted stock units covering 384,563 shares of common stock with a value at the date of grant of $5.2 million.  All of the performance-based restricted stock units granted in fiscal 2013 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in fiscal 2013, 333,463 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2015, with a multiplier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2012 to March 31, 2015.  The remaining 51,100 units represent inducement awards granted to an executive officer.  The executive officer may vest in up to 100% of the inducement award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.  There were no performance-based restricted stock units vested in fiscal 2013.

During fiscal 2012, the Company granted performance-based restricted stock units covering 530,137 shares of common stock with a value at the date of grant of $5.4 million.  All of the performance-based restricted stock units granted vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted, 172,945 may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2011 to March 31, 2014.  The remaining 357,192 units represent inducement awards granted to the Company’s chief executive officer, chief financial officer, and chief revenue officer.  The executive officers may vest in up to 100% of the award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.   The total fair value of performance-based restricted stock units vested in fiscal 2012 was $6.4 million.

During fiscal 2011, the Company granted performance-based restricted stock units covering 191,790 shares of common stock with a value at the date of grant of $4.7 million.  The grants vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Each recipient of the performance units may vest in a number of shares from zero to 200% of their award, based on the total shareholder return of Acxiom

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2010 to March 29, 2013.  The value of the performance units was determined using a Monte Carlo simulation model. None of these shares vested, as the performance targets were not met.  Additionally, there were no performance-based restricted stock units vested in fiscal 2011.

The expense related to restricted stock was $10.1 million in fiscal 2013, $7.8 million in fiscal 2012, and $10.7 million in fiscal 2011.  Future expense for these restricted stock units is expected to be approximately $8.8 million in fiscal 2014, $5.7 million in fiscal 2015, $2.2 million in fiscal 2016 and $0.4 million in fiscal 2017.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a price equal to the market price.  The number of shares available for issuance at March 31, 2013 was approximately 1.0 million.  Approximately 122,427 shares were purchased under the ESPP during the combined fiscal years 2013, 2012, and 2011.  There was no expense to the Company for these share purchases.

Accumulated Other Comprehensive Income
The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	March 31, 2013	March 31, 2012
Foreign currency translation	$12,175	$14,664
Unrealized loss on interest rate swap	(752)	(1,063)
	$11,423	$13,601

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

13.           INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2013	2012	2011
Income from continuing operations	$33,058	$29,129	$31,726
Income from discontinued operations	-	19,388	2,351
Stockholders’ equity:
Tax impact of stock options, warrants and restricted stock	(357)	1,310	316
	$32,701	$49,827	$34,393

Income tax expense (benefit) attributable to earnings from continuing operations consists of (dollars in thousands):

	2013	2012	2011
Current:
U.S. Federal	$32,782	$22,919	$10,860
Non-U.S.	716	295	176
State	3,138	3,687	2,111
	36,636	26,901	13,147
Deferred:
U.S. Federal	(3,874)	900	19,477
Non-U.S.	(574)	2,359	(264)
State	870	(1,031)	(634)
	(3,578)	2,228	18,579
Total	$33,058	$29,129	$31,726

Earnings (loss) before income tax attributable to U.S. and non-U.S. continuing operations consist of (dollars in thousands):

	2013	2012	2011
U.S.	$89,791	$100,051	$93,503
Non-U.S.	386	(33,305)	(93,615)
Total	$90,177	$66,746	$(112)

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

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands) for continuing operations:

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

	2013	2012	2011
Computed expected tax expense (benefit)	$31,562	$23,361	$(39)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1,631	1,672	1,892
Research, experimentation and other tax credits	(1,408)	(518)	(3,897)
Impairment of goodwill and intangibles not deductible for tax	-	5,031	28,006
Permanent differences between book and tax expense	(481)	(9,507)	(58)
Non-U.S. subsidiaries taxed at other than 35%	1,761	3,670	4,409
Adjustment to valuation allowances	726	4,598	1,312
Other, net	(733)	822	101
	$33,058	$29,129	$31,726

In fiscal year 2013, the Company recorded $0.7 million in additional valuation allowances for deferred tax assets principally related to a state jurisdiction and in fiscal year 2012, the Company recorded $4.6 million in additional valuation allowances for deferred tax assets primarily consisting of $5.2 million related to a foreign jurisdiction, offset by other adjustments.  The increases in valuation allowances were due to the change in management’s assessment of future projections in certain state and foreign jurisdictions.

Below is a reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes for discontinued operations (dollars in thousands):

	2012	2011
Computed expected tax expense (benefit)	$18,650	$2,011
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	737	187
Other, net	1	153
	$19,388	$2,351

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2013 and 2012 are presented below.  In accordance with income tax accounting standards, as of March 31, 2013 the Company has not recognized deferred income taxes on approximately $38.1 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable (dollars in thousands).

	2013	2012
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$9,183	$11,228
Revenue recognized for tax purposes in excess of revenue for financial reporting purposes	4,314	3,878
Net operating loss and tax credit carryforwards	45,746	51,153
Other	11,945	10,410
Total deferred tax assets	71,188	76,669
Less valuation allowance	35,981	39,083
Net deferred tax assets	35,207	37,586
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$(66,959)	$(64,798)
Costs capitalized for financial reporting purposes in excess of amounts capitalized for tax purposes	(24,869)	(26,072)
Property and equipment, principally due to differences in depreciation	(17,702)	(24,648)
Total deferred tax liabilities	(109,530)	(115,518)
Net deferred tax liability	$(74,323)	$(77,932)

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

At March 31, 2013, the Company has net operating loss carryforwards of approximately $12.5 million and $62.6 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts from 2013 through 2031.  The Company has foreign net operating loss carryforwards of approximately $126.9 million. Of this amount, $123.8 million do not have expiration dates.  The remainder expires in various amounts through 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $56.1 million of loss carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of certain foreign carryforwards and has established valuation allowances for substantial portions of its foreign deferred tax assets.

The following table sets forth changes in the total gross unrecognized tax benefit liabilities, including accrued interest, for the years ended March 31, 2013, 2012, and 2011.  The entire liability, if recognized, would reduce the Company’s effective income tax rate in future periods.

(dollars in thousands)	2013	2012	2011
Balance at beginning of period	$3,109	$3,043	$6,379
Additions based on tax positions related to the current year	342	189	360
Reduction due to expiration of statute of limitations	-	(94)	(3,460)
Adjustments to tax positions taken in prior years	195	(29)	(236)
Balance at end of period included in other liabilities	$3,646	$3,109	$3,043

The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.  For the fiscal year ended March 31, 2013, the Company recognized $0.1 million of tax-related interest expense and penalties and had $0.6 million of accrued interest and penalties at March 31, 2013.  The Company expects that up to $3.1 million of the above balance could potentially be reversed within the next twelve months.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which it operates.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years subsequent to 2009. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

14.           RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees.  The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain highly-compensated employees.  Effective April 1, 2010, the Company matched 25% of the first 6% of employees’ annual aggregate contributions to both plans.  Effective October 1, 2010, the Company increased the match to 50% of the first 6% of employee’s annual aggregate contributions.  The Company may also contribute additional amounts to the plans at the discretion of the board of directors.

Company contributions for the above plans amounted to approximately $6.1 million, $6.4 million and $3.9 million in fiscal years 2013, 2012 and 2011, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $13.8 million and $13.3 million at March 31, 2013 and 2012, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  During fiscal 2011, the Company had two small defined benefit pension plans covering certain European employees; however one plan was transferred to the purchaser of the disposed Netherlands operations at the end of fiscal 2011.  Both the projected benefit obligation and accumulated benefit obligation were $0.6 million as of March 31, 2013 and March 31, 2012.

There was no fair value in the plan assets as of either March 31, 2013 or March 31, 2012.  The excess of benefit obligations over plan assets was $0.6 million at March 31, 2013 and March 31, 2012.

15.           FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2013, 2012 and 2011 (dollars in thousands):

Revenue
	2013	2012	2011
United States	$954,467	$969,961	$951,642
Foreign
Europe	$105,278	$118,278	$118,072
Asia/Pacific	34,876	36,158	32,282
Other	4,738	6,227	11,759
All Foreign	$144,892	$160,663	$162,113
	$1,099,359	$1,130,624	$1,113,755

Long-lived assets excluding financial instruments (dollars in thousands)
	2013	2012
United States	$654,550	$678,044
Foreign
Europe	$42,690	$54,241
Asia/Pacific	28,139	26,900
Other	1,231	1,587
All Foreign	$72,060	$82,728
	$726,610	$760,772

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2013, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of March 31, 2013 (dollars in thousands):

Fiscal 2013	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,771	$-	$-	$13,771
Total assets	$13,771	$-	$-	$13,771

Liabilities:
Other noncurrent liabilities	-	752	-	752
Total liabilities	$-	$752	$-	$752

Fiscal 2012	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,344	$-	$-	$13,344
Total assets	$13,344	$-	$-	$13,344

Liabilities:
Other noncurrent liabilities	-	1,063	-	1,063
Total liabilities	$-	$1,063	$-	$1,063

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

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

Company management uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.  The Company evaluates performance of the segments based on segment operating income.  The Company’s calculation of segment operating income does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items.  Because segment operating income excludes certain impairments and gains, losses and other items this measure is considered a non-GAAP financial measure, which is not a financial measure calculated in accordance with generally accepted accounting principles.  Management believes segment operating income is a helpful measure in evaluating performance of the business segments.  While management considers segment operating income to be a helpful measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, measures of financial performance prepared in accordance with GAAP presented elsewhere in the financial statements.  In addition, the Company’s calculation of segment operating income may be different from measures used by other companies and therefore comparability may be affected.

The following tables present information by business segment (dollars in thousands):

	2013	2012	2011
Revenue:
Marketing and data services	$767,738	$771,714	$736,105
IT Infrastructure management	275,469	291,525	302,630
Other services	56,152	67,385	75,020
Total revenue	$1,099,359	$1,130,624	$1,113,755

Income (loss) from operations:
Marketing and data services	$80,513	$95,820	$87,254
IT Infrastructure management	29,330	24,988	24,467
Other services	(5,114)	(4,804)	(2,270)
Corporate	(2,010)	(30,441)	(84,274)
Income from operations	$102,719	$85,563	$25,177

Depreciation and amortization:
Marketing and data services	$52,782	$61,443	$69,428
IT Infrastructure management	60,042	66,497	67,876
Other services	3,384	6,722	9,051
Depreciation and amortization	$116,208	$134,662	$146,355

Total assets:
Marketing and data services	$641,897	$665,029
IT Infrastructure management	316,009	326,673
Other services	18,696	20,293
Corporate	211,104	220,782
Total assets	$1,187,706	$1,232,777

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013, 2012 AND 2011

18.           UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012	Quarter ended March 31, 2013
Revenue	$271,659	$277,467	$273,102	$277,131
Gross profit	62,333	67,581	64,075	63,544
Income from operations	25,424	30,208	26,898	20,189
Net earnings	13,199	16,372	14,449	13,099
Net earnings attributable to Acxiom	13,333	16,511	14,525	13,238

Basic earnings per share:
Net earnings	0.17	0.22	0.19	0.18
Attributable to Acxiom stockholders	0.17	0.22	0.20	0.18

Diluted earnings per share:
Net earnings	0.17	0.21	0.19	0.17
Attributable to Acxiom stockholders	0.17	0.21	0.19	0.18

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011	Quarter ended March 31, 2012
Revenue	$276,044	$286,432	$280,893	$287,255
Gross profit	57,755	68,945	66,968	73,467
Income from operations	20,704	27,051	15,518	22,290
Earnings from discontinued operations, net of tax	916	1,138	814	31,031
Net earnings	10,015	12,977	2,651	45,873
Net earnings attributable to Acxiom	10,975	12,292	7,930	46,066

Basic earnings (loss) per share:
From continuing operations	0.11	0.15	0.02	0.19
From discontinued operations	0.01	0.01	0.01	0.40
Attributable to Acxiom stockholders	0.14	0.15	0.10	0.59

Diluted earnings (loss) per share:
From continuing operations	0.11	0.15	0.02	0.19
From discontinued operations	0.01	0.01	0.01	0.39
Attributable to Acxiom stockholders	0.13	0.15	0.10	0.58

Some earnings per share amounts may not add due to rounding.

In the fourth quarter of fiscal 2013, the Company recorded $2.9 million in restructuring charges, offset by $0.9 million in other credits within gains, losses and other items, net, in the consolidated statement of operations.

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
MARCH 31, 2013, 2012 AND 2011

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