Form 10-Q
period 2013-06-30
ACXIOM CORP
filed 2013-08-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

The number of shares of Common Stock, $ 0.10 par value per share outstanding as of August 5, 2013 was 74,060,194.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$207,630	$222,974
Trade accounts receivable, net	159,654	159,882
Deferred income taxes	13,575	13,496
Refundable income taxes	-	5,809
Other current assets	55,955	58,935
Total current assets	436,814	461,096
Property and equipment, net of accumulated depreciation and amortization	226,607	230,752
Software, net of accumulated amortization	28,823	24,471
Goodwill	379,203	381,129
Purchased software licenses, net of accumulated amortization	23,931	23,604
Deferred costs, net	37,194	42,971
Data acquisition costs, net	9,849	10,631
Other assets, net	12,868	13,052
	$1,155,289	$1,187,706
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$14,777	$16,105
Trade accounts payable	34,556	35,786
Accrued expenses
Payroll	30,487	62,390
Other	67,952	68,270
Deferred revenue	44,360	41,388
Income taxes payable	2,396	637
Total current liabilities	194,528	224,576
Long-term debt	233,838	237,400
Deferred income taxes	94,260	94,918
Other liabilities	9,952	11,444
Commitments and contingencies
Equity:
Common stock	12,214	12,134
Additional paid-in capital	895,452	885,184
Retained earnings	607,146	593,966
Accumulated other comprehensive income	8,874	11,423
Treasury stock, at cost	(900,510)	(882,959)
Total Acxiom stockholders' equity	623,176	619,748
Noncontrolling interest	(465)	(380)
Total equity	622,711	619,368
	$1,155,289	$1,187,706
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)
	For the Three Months ended June 30
	2013	2012

Revenues	$266,193	$271,659
Operating costs and expenses:
Cost of revenue	202,412	209,311
Selling, general and administrative	39,709	36,764
Gains, losses and other items, net	-	160
Total operating costs and expenses	242,121	246,235
Income from operations	24,072	25,424
Other expense:
Interest expense	(3,019)	(3,240)
Other, net	104	(547)
Total other expense	(2,915)	(3,787)
Earnings before income taxes	21,157	21,637
Income taxes	8,062	8,438
Net earnings	$13,095	$13,199
Less: Net loss attributable to noncontrolling interest	(85)	(134)
Net earnings attributable to Acxiom	$13,180	$13,333

Earnings per share:
Basic	$0.18	$0.17
Diluted	$0.17	$0.17

Earnings per share attributable to Acxiom stockholders:
Basic	$0.18	$0.17
Diluted	$0.17	$0.17

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)
	For the Three Months ended June 30
	2013	2012

Net earnings	$13,095	$13,199
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,747)	(1,734)
Unrealized gains on interest rate swap	198	62
Other comprehensive income (loss)	(2,549)	(1,672)
Comprehensive income	10,546	11,527
Less: comprehensive loss attributable to noncontrolling interests	(85)	(134)
Comprehensive income attributable to Acxiom stockholders	$10,631	$11,661

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2013
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2013	121,342,916	$12,134	$ 885,184	$ 593,966	$11,423	(47,825,035)	$(882,959)	$ (380)	$619,368
Employee stock awards, benefit plans and other issuances	420,306	42	7,125	-	-	(65,398)	(1,412)	-	5,755
Restricted stock units vested	376,142	38	(38)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	3,181	-	-	-	-	-	3,181
Acquisition of treasury stock	-	-	-	-	-	(720,337)	(16,139)	-	(16,139)
Comprehensive income:
Foreign currency translation	-	-	-	-	(2,747)	-	-	-	(2,747)
Unrealized gain on interest rate swap	-	-	-	-	198	-	-	-	198
Net earnings (loss)	-	-	-	13,180	-	-	-	(85)	13,095
Balances at June 30, 2013	122,139,364	$12,214	$ 895,452	$ 607,146	$ 8,874	(48,610,770)	$(900,510)	$ (465)	$622,711

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months ended June 30
	2013	2012
Cash flows from operating activities:
Net earnings	$13,095	$13,199
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	25,185	30,995
Loss on disposal or impairment of assets	-	24
Deferred income taxes	(588)	(1,403)
Non-cash share-based compensation expense	3,181	2,653
Changes in operating assets and liabilities:
Accounts receivable, net	1,140	(4,609)
Other assets	878	(1,397)
Deferred costs	-	(647)
Accounts payable and other liabilities	(27,309)	(33,464)
Deferred revenue	1,267	(7,218)
Net cash provided by (used in) operating activities	16,849	(1,867)
Cash flows from investing activities:
Capitalized software development costs	(5,954)	(3,673)
Capital expenditures	(8,920)	(3,538)
Data acquisition costs	(1,961)	(2,302)
Net cash used in investing activities	(16,835)	(9,513)
Cash flows from financing activities:
Payments of debt	(4,890)	(6,856)
Acquisition liability payment	-	(287)
Acquisition of treasury stock	(16,139)	(33,097)
Sale of common stock	5,755	1,761
Net cash used in financing activities	(15,274)	(38,479)
Effect of exchange rate changes on cash	(84)	(507)
Net change in cash and cash equivalents	(15,344)	(50,366)
Cash and cash equivalents at beginning of period	222,974	229,648
Cash and cash equivalents at end of period	$207,630	$179,282

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)
	For the Three Months ended June 30
	2013	2012
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,011	$3,223
Income taxes	1,084	16,193
Payments on capital leases and installment payment arrangements	4,400	4,562
Other debt payments	490	2,294
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	-	2,157
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2013 (“2013 Annual Report”), as filed with the Commission on May 29, 2013.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2013 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2014.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Company’s 2013 Annual Report.

Reclassifications -

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2013	2012
Basic earnings per share:
Net earnings	$13,095	$13,199
Net loss attributable to noncontrolling interest	(85)	(134)
Net earnings attributable to Acxiom	$13,180	$13,333

Basic weighted-average shares outstanding	73,679	76,473
Basic earnings per share:
Net earnings	$0.18	$0.17
Net loss attributable to noncontrolling interest	-	-
Net earnings attributable to Acxiom	$0.18	$0.17

Diluted earnings per share:
Basic weighted-average shares outstanding	73,679	76,473
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,812	1,584
Diluted weighted-average shares outstanding	75,491	78,057
Diluted earnings per share:
Net earnings	$0.17	$0.17
Net loss attributable to noncontrolling interest	-	-
Net earnings attributable to Acxiom	$0.17	$0.17

As of June 30, 2013, the Company had options and warrants outstanding providing for the purchase of approximately 9.4 million shares of common stock together with restricted stock units relating to 2.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2013	2012
Number of shares outstanding under options, warrants and restricted stock units	4,018	8,117
Range of exercise prices for options and warrants	$21.06-$62.06	$13.74-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million worth of its common stock through the period ending February 5, 2014.  During the quarter ended June 30, 2013, the Company repurchased 0.7 million shares of its common stock for $16.1 million.  Through June 30, 2013, the Company had repurchased 11.1 million shares of its stock for $156.1 million, leaving remaining capacity of $43.9 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	June 30, 2013	March 31, 2013
Foreign currency translation	$9,428	$12,175
Unrealized loss on interest rate swap	(554)	(752)
	$8,874	$11,423

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 22.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2013, there were a total of 1.9 million shares available for future grants under the plans.  On May 13, 2013 the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4,000,000 shares under the plan, subject to shareholder approval of the amendment at the August 6, 2013 annual shareholders’ meeting.  On May 23, 2013, the board terminated one of the Company’s equity compensation plans under which 1.7 million shares remained available for future grant.  This plan termination did not require shareholder approval.

The Company granted 301,508 stock options in the three months ended June 30, 2013.  The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2013 was $6.75.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.0%; expected option life of 4.3 years; expected volatility of 35% and a suboptimal exercise multiple of 1.3.

Option activity for the three months ended June 30, 2013 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2013	8,193,248	$20.85
Granted	301,508	$21.46
Exercised	(316,088)	$15.43		$2,292
Forfeited or cancelled	(125,415)	$31.37
Outstanding at June 30, 2013	8,053,253	$20.92	3.63	$32,715
Exercisable at June 30, 2013	6,813,217	$21.92	2.68	$23,701

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of its first quarter of fiscal 2014 and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on June 30, 2013.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 9.62	68,298	4.59 years	$8.60	68,298	$8.60
$11.08 - $ 15.00	2,195,410	6.23 years	$13.02	1,255,989	$12.65
$15.10 - $ 19.82	1,533,823	2.78 years	$16.68	1,524,041	$16.67
$20.12 - $ 25.00	2,312,306	3.76 years	$22.74	2,021,473	$22.92
$25.98 - $ 29.30	1,095,763	1.20 years	$26.69	1,095,763	$26.69
$30.93 - $ 39.12	640,123	1.01 years	$35.79	640,123	$35.79
$40.88 - $ 62.06	207,530	1.53 years	$43.40	207,530	$43.40
	8,053,253	3.63 years	$20.92	6,813,217	$21.92

Total expense related to stock options for the three months ended June 30, 2013 and 2012 was approximately $0.5 million and $0.4 million respectively.  Future expense for these options is expected to be approximately $6.3 million over the next four years.

Restricted Stock Unit Activity
During the three months ended June 30, 2013, the Company granted time-vesting restricted stock units covering 369,181 shares of common stock with a value at the date of grant of $7.9 million.  The restricted stock units granted in the current period vest in equal annual increments over four years.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the period ending June 30, 2013 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	1,212,286	$13.97	2.24
Granted	369,181	$21.47
Vested	(375,955)	$13.20
Forfeited or cancelled	(48,218)	$15.17
Outstanding at June 30, 2013	1,157,294	$16.58	2.74

During the three months ended June 30, 2013, the Company granted performance-based restricted stock units covering 218,825 shares of common stock with a value at the date of grant of $5.1 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings per-share target for fiscal 2016, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2013 to March 31, 2016.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the period ending June 30, 2013 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	863,721	$11.52	1.63
Granted	218,825	$23.21
Forfeited or cancelled	(22,334)	$16.55
Outstanding at June 30, 2013	1,060,212	$13.82	1.66

Total expense related to all restricted stock units in the three months ended June 30, 2013 and 2012 was approximately $2.7 million and $2.2 million respectively.  Future expense for these restricted stock units is expected to be approximately $26.4 million over the next four years.

4.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2013	March 31, 2013
Prepaid expenses	$42,470	$45,032
Assets of non-qualified retirement plan	13,374	13,771
Other miscellaneous assets	111	132
Other current assets	$55,955	$58,935

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2013	March 31, 2013
Acquired intangible assets, net	$467	$564
Deferred income tax asset	7,040	7,099
Other miscellaneous noncurrent assets	5,361	5,389
Noncurrent assets	$12,868	$13,052

The acquired intangible assets noted above represent customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

5.           GOODWILL:

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2013 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by operating segment, at June 30, 2013, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2013	$306,854	$71,508	$2,767	$381,129
Change in foreign currency translation adjustment	(1,922)	-	(4)	(1,926)
Balance at June 30, 2013	$304,932	$71,508	$2,763	$379,203

Goodwill by component included in Marketing and Data Services as of June 30, 2013 is US, $266.3 million; Europe, $18.5 million; Australia, $13.2 million; China, $6.0 million; and Brazil, $0.9 million.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  Acxiom’s segments are the Marketing and data services segment, the IT Infrastructure management segment, and the Other services segment.  Because the Marketing and data services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of seven components at the beginning of the year.  The goodwill amounts as of April 1, 2013 included in each component tested were:  U.S. Marketing and data services, $266.3 million; Europe Marketing and data services, $18.5 million; Australia Marketing and data services, $15.0 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $1.0 million; U.S. Infrastructure management, $71.5 million; and Europe Other services, $2.8 million.

As of April 1, 2013, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had a substantial excess fair value.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2015.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

6.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	June 30, 2013	March 31, 2013
Term loan credit agreement	$216,500	$218,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to nine years	18,467	21,368
Other debt and long-term liabilities	13,648	14,137
Total long-term debt and capital leases	248,615	253,505
Less current installments	14,777	16,105
Long-term debt, excluding current installments	$233,838	$237,400

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at June 30, 2013 or March 31, 2013.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at June 30, 2013 was 3.7%.  Outstanding letters of credit at June 30, 2013 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2013 was .28%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of June 30, 2013, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.6 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other accrued expenses.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2013.

7.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.1 million at both June 30, 2013 and March 31, 2013.

8.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  The Company’s business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  During the current quarter ended June 30, 2013, the Company realigned its business segments to better reflect the way management assesses the business.  The e-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  The prior-year segment information has been restated to conform to the new segment presentation.  The Marketing and data services segment now includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, E-mail Fulfillment Services, and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists of the UK fulfillment business.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended June 30
	2013	2012
Revenue:
Marketing and data services	$187,793	$192,482
IT Infrastructure management	69,385	70,290
Other services	9,015	8,887
Total revenue	$266,193	$271,659

Income (loss) from operations:
Marketing and data services	$12,657	$18,703
IT Infrastructure management	10,761	8,831
Other services	654	(1,950)
Corporate	-	(160)
Income from operations	$24,072	$25,424

9.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the three months ended June 30, 2013 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2013	$3,689	$9,021	$12,710
Payments	(1,298)	(434)	(1,732)
Balance at June 30, 2013	$2,391	$8,587	$10,978

The above balances are included in accrued expenses on the consolidated balance sheet.

Restructuring Plans

In fiscal 2013, the Company recorded a total of $2.9 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $2.8 million and lease accruals of $0.1 million.

The associate-related accruals of $2.8 million relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $1.3 million remained accrued as of June 30, 2013.  These costs are expected to be paid out in fiscal 2014.  Of the amount accrued for lease costs, less than $0.1 million remained accrued as of June 30, 2013.  These costs are expected to be paid out in fiscal 2014.

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $1.1 million remained accrued as of June 30, 2013.  These costs are expected to be paid out in fiscal 2014.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2013 is $1.4 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2013 is $7.1 million.

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

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom, in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The Company has not recorded an accrual for this matter as it believes no loss is probable.  The Company cannot estimate the range of reasonably possible loss.

The founders of GoDigital, a subsidiary of the Company, have sued the Company in Brazil contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company has brought an action against the founders of GoDigital in the courts of Delaware contending, among other things, that under the contractually agreed upon choice of law of Delaware, that there is no legal basis for the claims of GoDigital related to the earnout. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment based upon the performance of the business over a two-year period of time. The Company has not recorded an accrual for this matter as it believes no loss is probable, and the range of reasonably possible loss is not material.

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 27 years of $132.5 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  The guaranteed amount is collateralized by real property.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  At June 30, 2013 the Company’s maximum potential future payments under these guarantees were $2.9 million.

11.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2014 is approximately 38%.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2013, the estimated fair value of long-term debt approximates its carrying value.

Derivative instruments included in other accrued expenses - The carrying value is adjusted to fair value through other comprehensive income (loss) at each balance sheet date.  The fair value is determined from an interest-rate futures model.

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,374	$-	$-	$13,374
Total assets	$13,374	$-	$-	$13,374

Liabilities:
Other accrued expenses	-	554	-	554
Total liabilities	$-	$554	$-	$554

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

During the current quarter ended June 30, 2013, the Company realigned its business segments to better reflect the way management assesses the business.  The e-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  The Marketing and data services segment now includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services, E-mail Fulfillment Services, and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists of the UK fulfillment business.

As announced in fiscal 2012 we continue to significantly invest in product innovation which management believes will help drive revenue growth later in fiscal 2014 and beyond.  The Company has announced it intends to launch the Acxiom Audience Operating System on September 24, 2013.  The Acxiom Audience Operating System is an innovative new technology that powers more effective marketing decisions through better data, valuable insights and powerful applications.

Highlights of the quarter ended June 30, 2013 are identified below.

•	Revenue of $266.2 million, a 2.0% decrease from $271.7 million in the same quarter a year ago.

•	Total operating expenses of $242.1 million, a 1.7% decrease from $246.2 million in the same quarter a year ago.

•	Income from operations of $24.1 million, representing a 9.0% operating margin, compared to $25.4 million, representing a 9.4% operating margin, in the same quarter a year ago.

•	Diluted earnings per share attributable to Acxiom stockholders of $0.17 in the quarter ended June 30, 2013 and in the same quarter a year ago.

•	Payments for software development and capital expenditures were $14.9 million, compared to $7.2 million in the same quarter a year ago.

•	The Company paid $16.1 million to acquire common shares as part of the Company’s common stock repurchase program.

The highlights above are intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended June 30, 2013.  However, these highlights are not intended to be a full discussion of the Company’s results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):
	For the quarter ended June 30
	2013	2012	% Change
Revenues	$266,193	$271,659	(2%)
Total operating costs and expenses	242,121	246,235	(2%)
Income from operations	$24,072	$25,424	(5%)
Diluted earnings per share attributable to Acxiom stockholders	$0.17	$0.17	-

Revenues
The following table presents the Company’s revenue for each of the periods reported (dollars in thousands):

	For the quarter ended June 30
	2013	2012	% Change
Revenues
Marketing and data services	$187,793	$192,482	(2%)
IT Infrastructure management services	69,385	70,290	(1%)
Other services	9,015	8,887	1%
Total revenues	$266,193	$271,659	(2%)

Total revenue decreased 2.0%, or $5.5 million, to $266.2 million in the quarter ended June 30, 2013 from $271.7 million in the same quarter a year ago.

Marketing and data services (MDS) revenue for the quarter ended June 30, 2013 was $187.8 million, which is a decrease of $4.7 million, or 2.4%, when compared to $192.5 million in the same quarter a year ago.   On a geographic basis, International MDS revenue decreased $1.6 million, or 6.3%, while U.S. MDS revenue decreased $3.1 million, or 1.8%, in the quarter ended June 30, 2013.  International MDS revenue decreased $3.0 million primarily due to sales weakness in Europe and Australia.  The decrease was partially offset by increases in China and Brazil.  Approximately $2.6 million of the U.S. MDS decrease was related to lost business from an E-mail customer.  Otherwise, decreases in the Financial Services ($1.4 million) and Information Services ($1.5 million) industries from volume and project reductions were offset by increases in the Insurance (up $0.9 million), Communications (up $0.7 million), Consumer Packaged Goods (up $0.5 million), and Entertainment (up $0.5 million) industries.

By line of business, MDS revenue declines resulted primarily from declines in Consumer Insights ($2.0 million or 4.3%) and E-mail and Agency services ($1.6 million or 8.1%).  Consumer Insights was impacted by lower project activity in Europe and Australia and E-mail and Agency services were impacted by lost business.

IT Infrastructure Management (IM) revenue for the quarter ended June 30, 2013 was $69.4 million.  This represents a $0.9 million, or 1.3%, decrease from the same quarter a year ago.  IM revenue included approximately $1.1 million of termination fees from a customer that is winding down its contractual relationship with the Company.  Excluding impact of the termination fee, the IM revenue decrease resulted from lower project revenue and lost business.  The Company has recently received notifications of client contract terminations in IM in addition to those previously disclosed in its 2013 annual report.  The Company expects to record fiscal 2014 revenue for IM customers that have given notice of termination of between $65 and $70 million, as many of these terminations are not effective immediately and there are termination penalties associated with some of them.  However, these customer terminations will impact revenue in future periods as revenue from these contracts is expected to be negligible in fiscal 2015.

Other services (OS) revenue for the quarter ended June 30, 2013 was $9.0 million.  This represents a slight increase from $8.9 million in the same quarter a year ago.  Revenue from the UK fulfillment operation increased $2.1 million from new business.  The Company has completed transition of all risk customers to a third-party partner as a part of the exit from that business.  As a result, revenue from the risk business decreased $2.0 million in the quarter.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):
	For the quarter ended June 30
	2013	2012	% Change
Cost of revenue	$202,412	$209,311	(3%)
Selling, general and administrative	39,709	36,764	8%
Gains, losses and other items, net	-	160	(100%)
Total operating costs and expenses	$242,121	$246,235	(2%)

Cost of revenue was $202.4 million for the quarter ended June 30, 2013, a $6.9 million, or 3.3%, decrease when compared to the same quarter a year ago.  Gross margins increased from 23.0% to 24.0% between the two comparable periods.  Margins were impacted by a $2.1 million improvement in OS gross margins resulting from the Company’s exit from the U.S. risk business.  U.S. gross margins increased from 24.5% to 26.2% and International gross margins decreased from 11.9% to 8.3%. U.S. margins benefited from the OS margin increase and improving IM margins.  U.S. MDS margins declined as investment spending (data and engineering) offset efficiency improvements.  International margins were impacted by revenue declines in Europe and Australia.

Selling, general, and administrative (SG&A) expenses were $39.7 million for the quarter ended June 30, 2013, a $2.9 million, or 8.0%, increase when compared to the same quarter a year ago.  As a percentage of total revenue, SG&A expenses were 14.9% compared to 13.5% a year ago.  The increase primarily resulted from higher legal fees and other consulting expenses.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit margin by segment for each of the periods presented (dollars in thousands):
	For the quarter ended June 30
	2013	2012
Operating profit and profit margin:
Marketing and data services	$12,657	$18,703
	6.7%	9.7%
IT Infrastructure management services	$10,761	$8,831
	15.5%	12.6%
Other services	$654	$(1,950)
	7.3%	(21.9%)
Corporate	$-	$(160)
Total operating profit	$24,072	$25,424
Total operating profit margin	9.0%	9.4%

MDS income from operations was $12.7 million, a 6.7% margin, for the quarter ended June 30, 2013 compared to $18.7 million, a 9.7% margin, for the same quarter a year ago.  Margins in the U.S. declined from 13.0% to 10.3% and International operating losses increased from $2.9 million to $4.1 million between the two comparable periods.  The U.S. margin decrease primarily resulted from additional personnel and data costs required to support investment initiatives and higher levels of general and administrative costs in the current fiscal year.  International operating losses primarily resulted from revenue reductions in Europe and Australia.

IM income from operations was $10.8 million, a 15.5% margin, for the quarter ended June 30, 2013 compared to $8.8 million, a 12.6% margin, for the same quarter a year ago.  IM margins benefited from on-going efficiency improvements as well as termination fees in the current year.

OS income from operations was $0.7 million for the quarter ended June 30, 2013 compared to a loss of $2.0 million in the same quarter a year ago.  The improvement resulted from the Company’s exit from the risk business which lost $2.3 million in the prior year.

The Company is developing plans to create operating independence between its operating segments.  As the Company executes these plans, it is likely to incur incremental expenses to create formal documentation of intercompany agreements and to separate IT and network operations, as well as incurring outside consulting and contractor costs.  Additionally, the Company expects to incur additional expenses associated with the anticipated launch of the Acxiom Audience Operating System during the second quarter of fiscal 2014.

Other Expense, Income Taxes and Other Items
Interest expense was $3.0 million for the quarter ended June 30, 2013 compared to $3.2 million for the same quarter a year ago.  The Company’s term loan interest expense declined slightly.  The average term loan balance declined approximately $6.0 million and the average interest rate was relatively flat.  Interest expense on other debt, such as capital leases, also declined.

Other income was $0.1 million for the quarter ended June 30, 2013 compared to other expense of $0.5 million in the same quarter a year ago.  Other income and expense was primarily from foreign currency transaction gains and losses in both years.

The effective tax rate for the quarter ended June 30, 2013 was 38% compared to 39% for the same period a year ago.  The current year effective tax rate was impacted by the retroactive reinstatement of the research and development tax credit effective January 1, 2013.  Both period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary for both periods presented.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2013 totaled $242.3 million, a $5.8 million increase when compared to $236.5 million at March 31, 2013.  Total current assets decreased $24.3 million primarily from decreases in cash and cash equivalents of $15.3 million and refundable income taxes of $5.8 million.  Current liabilities decreased $30.0 million primarily from decreases in accrued payroll and related expenses of $31.9 million.

The Company’s cash is primarily located in the United States.  Approximately $12.7 million of the total cash balance of $207.6 million, or approximately 6.1%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 55 days at June 30, 2013 compared to 52 days at March 31, 2013, and is calculated as follows (dollars in thousands):

	June 30, 2013	March 31, 2013
Numerator – trade accounts receivable, net	$159,654	$159,882
Denominator:
Quarter revenue	266,193	277,131
Number of days in quarter	91	90
Average daily revenue	$2,925	$3,079
Days sales outstanding	55	52

Net cash provided by operating activities was $16.8 million for the quarter ended June 30, 2013, compared to cash used by operating activities of $1.9 million in the same quarter a year ago.  The increase primarily resulted from favorable working capital changes related to accounts receivable ($5.7 million), deferred revenue ($8.5 million), and accounts payable and other liabilities ($6.2 million), offset by a $5.8 million decrease in depreciation and amortization.

Investing activities used $16.8 million in cash during the quarter ended June 30, 2013 compared to $9.5 million in the same quarter a year ago.  Current year investing activities include capital expenditures ($8.9 million), capitalization of software ($6.0 million), and data acquisition costs ($2.0 million).  The increase from the prior year primarily results from a $2.3 million increase in capitalization of software and a $5.4 million increase in capital expenditures.

Financing activities used $15.3 million in cash during the quarter ended June 30, 2013.  Financing activities include payments of debt of $4.9 million and acquisition of treasury stock of $16.1 million, offset by $5.8 million in proceeds from the sale of common stock.  The payments of debt include capital lease and installment credit payments of $4.4 million and other debt payments of $0.5 million.  The acquisition of treasury stock consists of payments of $16.1 million for 0.7 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  Under the Company’s common stock repurchase program, the Company may purchase up to $200.0 million of its common stock through the period ending February 4, 2014.  Through June 30, 2013, the Company has purchased a total of 11.1 million shares of its stock for $156.1 million, leaving remaining capacity of $43.9 million under the program.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $2.2 million in the prior-year quarter.  Future payments under these arrangements will be reflected as debt payments.

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

Revolving credit facility borrowings currently bear interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread is 2.75%.  There were no revolving credit borrowings outstanding at June 30, 2013 or March 31, 2013.  Term loan borrowings bear interest at LIBOR plus a credit spread of 3.00%.  The weighted-average interest rate on term loan borrowings at June 30, 2013 was 3.7%.  Outstanding letters of credit at June 30, 2013 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2013 was .28%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of June 30, 2013, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.6 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other accrued expenses.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2013.

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

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  The guaranteed amount is collateralized by real property.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  At June 30, 2013 the Company’s maximum potential future payments under these guarantees were $2.9 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2013.   The table does not include the future payment of gross unrealized tax benefit liabilities of $3.7 million or the future payment, if any, against the Company’s interest rate swap liability of $0.6 million as the Company is not able to predict the periods in which these payments will be made. The column for 2014 represents the nine months ending March 31, 2014.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Term loan	$4,500	$212,000	$-	$-	$-	$-	$216,500
Capital lease and installment payment obligations	5,501	3,947	926	1,001	1,158	5,934	18,467
Other long-term debt	1,527	2,097	2,168	2,243	2,319	3,294	13,648
Total long-term obligations	11,528	218,044	3,094	3,244	3,477	9,228	248,615
Operating lease payments	16,460	18,709	15,889	15,640	13,835	52,013	132,546
Total contractual cash obligations	$27,988	$236,753	$18,983	$18,884	$17,312	$61,241	$381,161

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Total purchase commitments	$64,994	$49,889	$33,242	$18,844	$1,232	$1,257	$169,458

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2014 of $9.1 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2013 (dollars in thousands):

Loan guarantee	$1,003
Lease guarantee	1,890
Outstanding letters of credit	2,238
Surety bonds	388

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

To help accelerate the pace of product development, the Company has significantly increased the level of product investment.  The Company expects to continue to increase investment spending, primarily for engineering and product management labor, capitalized software, and new data sources for at least the remainder of this fiscal year.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2013 Annual Report.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2013 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2013 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

Valuation of Goodwill
Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2013 indicated no potential impairment of its goodwill balances.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  Acxiom’s segments are the Marketing and data services segment, the IT Infrastructure management segment, and the Other services segment.  Because the Marketing and data services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of seven components at the beginning of the year.  The goodwill amounts as of April 1, 2013 included in each component tested were:  U.S. Marketing and data services, $266.3 million; Europe Marketing and data services, $18.5 million; Australia Marketing and data services, $15.0 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $1.0 million; U.S. Infrastructure management, $71.5 million; and Europe Other services, $2.8 million.

As of April 1, 2013, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had a substantial excess fair value.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2015.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•	statements regarding plans to continue making significant investments in product development;

•	management’s belief that increased product investment will drive revenue growth in fiscal 2014 and beyond;

•	management’s plan to launch the Acxiom Audience Operating System in the second quarter of fiscal 2014;

•	management’s plan to create operating independence between its operating segments;

•
statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q;

•	statements containing any assumptions underlying or relating to any of the above statements; and

•	statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2013 Annual Report and those described from time to time in our future reports filed with the SEC;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we will not be able to properly motivate our sales force or other associates;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we may be unable to quickly and seamlessly integrate our new executive officers;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2013 and March 31, 2013, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc., a Colorado corporation and subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The Company intends to vigorously dispute the allegations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/13 – 4/30/13	0	n/a	0	$60,086,067
5/1/13 – 5/31/13	0	n/a	0	60,086,067
6/1/13 – 6/30/13	720,337	22.40	720,337	43,947,254
Total	720,337	22.40	720,337	$43,947,254

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million worth of its common stock through the period ending February 5, 2014.  Through June 30, 2013, the Company had repurchased 11.1 million shares of its stock for $156.1 million, leaving remaining capacity of $43.9 million under the stock repurchase program.

Item 5.    Other Information

The 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) of the Company was held on August 6, 2013 at 9:00 a.m. CDT at the Acxiom River Market Building, 601 E. Third Street, Little Rock, Arkansas.  The Company’s stockholders voted on the matters discussed below.

Election of directors.  Richard P. Fox, Jerry D. Gramaglia and Clark M. Kokich were elected to the board of directors for three-year terms expiring at the 2016 Annual Meeting of Stockholders by the following votes:

Name	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Richard P. Fox	63,519,502	1,388,876	67,160	5,175,502
Jerry D. Gramaglia	63,900,135	1,020,025	55,378	5,175,502
Clark M. Kokich	63,862,861	1,044,809	67,868	5,175,502

Amendment and restatement of the 2005 Equity Compensation Plan.  The stockholders approved the amendment and restatement of the Company’s 2005 Equity Compensation Plan (the “Plan”) to increase the number of shares that may be issued under the Plan by 4,000,000 shares, from 20,325,000 shares to 24,325,000 shares, and to reapprove the performance goals set forth in the Plan to allow for the continued payment of performance-based compensation to certain executive officers of the Company exempt from the deduction limitation contained in Section 162(m) of the Internal Revenue Code, as amended.  A summary of the material terms of the Plan, as amended and restated, is set forth on pages 15 - 23 of the Company’s Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting, which was filed with the Securities and Exchange Commission on June 20, 2013 (the “Proxy Statement”) and is incorporated herein by reference. That summary and the foregoing description of the Plan are qualified in their entirety by reference to the text of the Plan, as amended and restated, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.  The final voting results on this matter were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
57,780,410	7,112,857	82,271	5,175,502

Advisory vote on executive compensation. The stockholders approved, on an advisory basis, the compensation of the Company’s Named Executive Officers as disclosed in the Proxy Statement by the following votes:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
62,210,216	1,423,417	1,341,905	5,175,502

Ratification of independent registered public accountant.  The stockholders ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2014 by the following votes:

Votes For	Votes Against	Votes Abstained
69,596,378	506,132	48,530

Item 6.    Exhibits

(a)           The following exhibits are filed with this Report:

10.1	Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2013, and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012,  (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  August 8, 2013

By: /s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2013, and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012,  (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.