Form 10-Q
period 2013-09-30
ACXIOM CORP
filed 2013-11-12
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 7, 2013 was 75,118,140.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$216,616	$222,974
Trade accounts receivable, net	167,979	159,882
Deferred income taxes	13,944	13,496
Refundable income taxes	1,881	5,809
Other current assets	60,052	58,935
Total current assets	460,472	461,096
Property and equipment, net of accumulated depreciation and amortization	222,336	230,752
Software, net of accumulated amortization	34,385	24,471
Goodwill	380,963	381,129
Purchased software licenses, net of accumulated amortization	21,795	23,604
Deferred costs, net	32,834	42,971
Data acquisition costs, net	8,607	10,631
Other assets, net	12,819	13,052
	$1,174,211	$1,187,706
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$13,560	$16,105
Trade accounts payable	28,628	35,786
Accrued expenses
Payroll	37,803	62,390
Other	77,822	68,270
Deferred revenue	47,401	41,388
Income taxes payable	567	637
Total current liabilities	205,781	224,576
Long-term debt	230,713	237,400
Deferred income taxes	94,634	94,918
Other liabilities	12,814	11,444
Commitments and contingencies
Equity:
Common stock	12,295	12,134
Additional paid-in capital	912,446	885,184
Retained earnings	616,985	593,966
Accumulated other comprehensive income	12,754	11,423
Treasury stock, at cost	(923,771)	(882,959)
Total Acxiom stockholders' equity	630,709	619,748
Noncontrolling interest	(440)	(380)
Total equity	630,269	619,368
	$1,174,211	$1,187,706
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2013	2012

Revenues	$276,271	$277,467
Operating costs and expenses:
Cost of revenue	207,394	209,164
Selling, general and administrative	42,859	38,063
Gains, losses and other items, net	6,387	32
Total operating costs and expenses	256,640	247,259
Income from operations	19,631	30,208
Other expense:
Interest expense	(2,980)	(3,317)
Other, net	(350)	(54)
Total other expense	(3,330)	(3,371)
Earnings before income taxes	16,301	26,837
Income taxes	6,437	10,465
Net earnings	$9,864	$16,372
Less: Net gain (loss) attributable to noncontrolling interest	25	(139)
Net earnings attributable to Acxiom	$9,839	$16,511

Earnings per share:
Basic	$0.13	$0.22
Diluted	$0.13	$0.21

Earnings per share attributable to Acxiom stockholders:
Basic	$0.13	$0.22
Diluted	$0.13	$0.21

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2013	2012

Revenues	$542,464	$549,126
Operating costs and expenses:
Cost of revenue	411,900	418,475
Selling, general and administrative	80,474	74,827
Gains, losses and other items, net	6,387	192
Total operating costs and expenses	498,761	493,494
Income from operations	43,703	55,632
Other expense:
Interest expense	(5,999)	(6,557)
Other, net	(246)	(601)
Total other expense	(6,245)	(7,158)
Earnings before income taxes	37,458	48,474
Income taxes	14,499	18,903
Net earnings	$22,959	$29,571
Less: Net loss attributable to noncontrolling interest	(60)	(273)
Net earnings attributable to Acxiom	$23,019	$29,844

Earnings per share:
Basic	$0.31	$0.39
Diluted	$0.30	$0.38

Earnings per share attributable to Acxiom stockholders:
Basic	$0.31	$0.39
Diluted	$0.30	$0.38

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months ended September 30
	2013	2012

Net earnings	$9,864	$16,372
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,660	1,919
Unrealized gain (loss) on interest rate swap	220	(195)
Other comprehensive income	3,880	1,724
Comprehensive income	13,744	18,096
Less: comprehensive income (loss) attributable to noncontrolling interests	25	(139)
Comprehensive income attributable to Acxiom stockholders	$13,719	$18,235

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2013	2012

Net earnings	$22,959	$29,571
Other comprehensive income (loss):
Change in foreign currency translation adjustment	913	184
Unrealized gain (loss) on interest rate swap	418	(133)
Other comprehensive income	1,331	51
Comprehensive income	24,290	29,622
Less: comprehensive loss attributable to noncontrolling interests	(60)	(273)
Comprehensive income attributable to Acxiom stockholders	$24,350	$29,895

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2013	121,342,916	$12,134	$885,184	$ 593,966	$11,423	(47,825,035)	$(882,959)	$ (380)	$619,368
Employee stock awards, benefit plans and other issuances	1,149,584	115	20,419	-	-	(87,651)	(1,975)	-	18,559
Restricted stock units vested	462,048	46	(46)	-	-	-	-	-	-
Non-cash share-based compensation	-	-	6,889	-	-	-	-	-	6,889
Acquisition of treasury stock	-	-	-	-	-	(1,614,710)	(38,837)	-	(38,837)
Comprehensive income:
Foreign currency translation	-	-	-	-	913	-	-	-	913
Unrealized gain on interest rate swap	-	-	-	-	418	-	-	-	418
Net earnings (loss)	-	-	-	23,019	-	-	-	(60)	22,959
Balances at September 30, 2013	122,954,548	$12,295	$912,446	$ 616,985	$12,754	(49,527,396)	$(923,771)	$ (440)	$630,269

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2013	2012
Cash flows from operating activities:
Net earnings	$22,959	$29,571
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	50,519	60,231
Loss on disposal or impairment of assets	-	25
Deferred income taxes	(528)	(3,466)
Non-cash share-based compensation expense	6,889	5,803
Changes in operating assets and liabilities:
Accounts receivable, net	(5,864)	1,942
Other assets	145	(4,736)
Deferred costs	-	(1,274)
Accounts payable and other liabilities	(20,667)	(38,132)
Deferred revenue	3,917	(12,596)
Net cash provided by operating activities	57,370	37,368
Cash flows from investing activities:
Capitalized software development costs	(13,614)	(7,747)
Capital expenditures	(18,189)	(11,716)
Data acquisition costs	(2,874)	(3,698)
Net cash used in investing activities	(34,677)	(23,161)
Cash flows from financing activities:
Payments of debt	(9,233)	(13,538)
Acquisition liability payment	-	(287)
Acquisition of treasury stock	(38,837)	(47,100)
Sale of common stock	18,559	5,735
Net cash used in financing activities	(29,511)	(55,190)
Effect of exchange rate changes on cash	460	(261)
Net change in cash and cash equivalents	(6,358)	(41,244)
Cash and cash equivalents at beginning of period	222,974	229,648
Cash and cash equivalents at end of period	$216,616	$188,404

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2013	2012
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,986	$6,500
Income taxes	11,008	36,134
Payments on capital leases and installment payment arrangements	5,239	8,946
Other debt payments	3,994	4,592
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	-	2,157
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

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2013	2012	2013	2012
Basic earnings per share:
Net earnings	$9,864	$16,372	$22,959	$29,571
Net gain (loss) attributable to noncontrolling interest	25	(139)	(60)	(273)
Net earnings attributable to Acxiom	$9,839	$16,511	$23,019	$29,844

Basic weighted-average shares outstanding	73,778	75,009	73,728	75,741
Basic earnings per share:
Net earnings	$0.13	$0.22	$0.31	$0.39
Net loss attributable to noncontrolling interest	-	-	-	-
Net earnings attributable to Acxiom	$0.13	$0.22	$0.31	$0.39

Diluted earnings per share:
Basic weighted-average shares outstanding	73,778	75,009	73,728	75,741
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,258	2,016	2,036	1,800
Diluted weighted-average shares outstanding	76,036	77,025	75,764	77,541
Diluted earnings per share:
Net earnings	$0.13	$0.21	$0.30	$0.38
Net loss attributable to noncontrolling interest	-	-	-	-
Net earnings attributable to Acxiom	$0.13	$0.21	$0.30	$0.38

As of September 30, 2013, the Company had options and warrants outstanding providing for the purchase of approximately 8.5 million shares of common stock together with restricted stock units relating to 2.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended September 30		For the six months ended September 30
	2013	2012	2013	2012
Number of shares outstanding under options, warrants and restricted stock units	2,224	4,762	3,390	7,093
Range of exercise prices for options and warrants	$21.46-$62.06	$17.76-$62.06	$21.46-$62.06	$15.31-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million worth of its common stock through the period ending February 5, 2014.  During the six months ended September 30, 2013, the Company repurchased 1.6 million shares of its common stock for $38.8 million.  Through September 30, 2013, the Company had repurchased 12.0 million shares of its stock for $178.8 million, leaving remaining capacity of $21.2 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	September 30, 2013	March 31, 2013
Foreign currency translation	$13,088	$12,175
Unrealized loss on interest rate swap	(334)	(752)
	$12,754	$11,423

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 26.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options be priced at or above the fair market value of the common stock at the time of grant.  On May 13, 2013 the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4,000,000 shares under the plan.  That amendment received shareholder approval at the August 6, 2013 annual shareholders’ meeting.  On May 23, 2013, the board terminated one of the Company’s equity compensation plans under which 1.7 million shares remained available for future grant.  This plan termination did not require shareholder approval.  At September 30, 2013, there were a total of 5.9 million shares available for future grants under the plans.

The Company granted 301,508 stock options in the six months ended September 30, 2013.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2013 was $6.75.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.0%; expected option life of 4.3 years; expected volatility of 35% and a suboptimal exercise multiple of 1.3.

Option activity for the six months ended September 30, 2013 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2013	8,193,248	$20.85
Granted	301,508	$21.46
Exercised	(1,168,779)	$17.55		$12,665
Forfeited or cancelled	(184,323)	$32.81
Outstanding at September 30, 2013	7,141,654	$21.11	3.56	$59,444
Exercisable at September 30, 2013	5,987,849	$22.18	2.59	$44,613

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on September 30, 2013.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2013:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 6.32 - $ 9.62	48,480	3.94 years	$ 8.57	48,480	$ 8.57
$ 11.08 - $ 15.00	2,070,966	6.17 years	$ 13.07	1,217,776	$ 12.78
$ 15.10 - $ 19.82	1,134,853	2.65 years	$ 16.51	1,125,071	$ 16.50
$ 20.12 - $ 25.00	2,082,859	3.71 years	$ 22.83	1,792,026	$ 23.05
$ 25.98 - $ 29.30	1,010,218	0.99 years	$ 26.74	1,010,218	$ 26.74
$ 30.93 - $ 39.12	616,600	0.79 years	$ 35.96	616,600	$ 35.96
$ 40.88 - $ 62.06	177,678	1.50 years	$ 43.74	177,678	$ 43.74
	7,141,654	3.56 years	$ 21.11	5,987,849	$ 22.18

Total expense related to stock options for the six months ended September 30, 2013 and 2012 was approximately $1.1 million and $0.9 million respectively.  Future expense for these options is expected to be approximately $5.7 million over the next four years.

Restricted Stock Unit Activity
During the six months ended September 30, 2013, the Company granted time-vesting restricted stock units covering 451,578 shares of common stock with a value at the date of grant of $10.0 million.  Of the restricted stock units granted in the current period, 395,681 vest in equal annual increments over four years and 55,897 vest in one year.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the period ending September 30, 2013 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	1,212,286	$13.97	2.24
Granted	451,578	$22.24
Vested	(462,048)	$13.76
Forfeited or cancelled	(74,993)	$15.75
Outstanding at September 30, 2013	1,126,823	$17.27	2.61

During the six months ended September 30, 2013, the Company granted performance-based restricted stock units covering 218,825 shares of common stock with a value at the date of grant of $5.1 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2016, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2013 to March 31, 2016.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the period ending September 30, 2013 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	863,721	$11.52	1.63
Granted	218,825	$23.21
Forfeited or cancelled	(25,304)	$17.34
Outstanding at September 30, 2013	1,057,242	$13.80	1.65

Total expense related to all restricted stock units in the six months ended September 30, 2013 and 2012 was approximately $5.8 million and $4.9 million respectively.  Future expense for these restricted stock units is expected to be approximately $24.8 million over the next four years.

4.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2013	March 31, 2013
Prepaid expenses	$45,476	$45,032
Assets of non-qualified retirement plan	14,131	13,771
Other miscellaneous assets	445	132
Other current assets	$60,052	$58,935

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2013	March 31, 2013
Acquired intangible assets, net	$410	$564
Deferred income tax asset	7,359	7,099
Other miscellaneous noncurrent assets	5,050	5,389
Noncurrent assets	$12,819	$13,052

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

The carrying amount of goodwill, by operating segment, at September 30, 2013, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2013	$306,854	$71,508	$2,767	$381,129
Change in foreign currency translation adjustment	(350)	-	184	(166)
Balance at September 30, 2013	$306,504	$71,508	$2,951	$380,963

Goodwill by component included in Marketing and Data Services as of September 30, 2013 is US, $266.3 million; Europe, $19.8 million; Australia, $13.5 million; China, $6.0 million; and Brazil, $0.9 million.

In order to estimate the fair value for each of the components, management uses an income approach based on a discounted cash flow model together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

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

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2015.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The Company has recently initiated a cost reduction program.  The initiative seeks to improve the Company’s performance by simplifying the Company’s management structure, centralizing duplicative efforts and standardizing workflows.  The components of the restructuring program are not yet finalized.  The Company will monitor the progress of the program to determine whether any resulting activities constitute a triggering event.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

6.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	September 30, 2013	March 31, 2013
Term loan credit agreement	$215,000	$218,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to nine years	16,130	21,368
Other debt and long-term liabilities	13,143	14,137
Total long-term debt and capital leases	244,273	253,505
Less current installments	13,560	16,105
Long-term debt, excluding current installments	$230,713	$237,400

As of September 30, 2013, the Company’s amended and restated credit agreement provided for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan was payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $207.5 million due March 15, 2015.  The revolving loan commitment expired March 15, 2014.

Revolving credit facility borrowings bore interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread was 2.75%.  There were no revolving credit borrowings outstanding at September 30, 2013 or March 31, 2013.  Term loan borrowings bore interest at LIBOR plus a credit spread of 3.00% or at an alternative base rate.  The weighted-average interest rate on term loan borrowings at September 30, 2013 was 4.1%.  Outstanding letters of credit at September 30, 2013 were $2.2 million.

The term loan allowed prepayments before maturity.  The credit agreement was secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company was required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions were not satisfied, the revolving credit facility limited the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On October 9, 2013, subsequent to the end of the most recent fiscal quarter, the Company refinanced its existing credit agreement.  The amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.  On that day, the Company borrowed $300 million of this term loan and used the proceeds to pay off the existing $215 million term loan balance in its entirety.  The remaining proceeds will be used for other general corporate purposes including the costs related to refinancing the credit agreement.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants (including without limitation, requirements to maintain certain leverage and fixed charge coverage ratios), default and acceleration provisions.

The new term loan agreement is payable in quarterly installments of $3.8 million through September 2014, followed by quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2013 was .25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of September 30, 2013, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.3 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other accrued expenses.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) will be recognized in the statement of operations in the third and fourth quarters of fiscal 2014 since the previous term loan has been extinguished.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2013.

7.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.5 million at September 30, 2013 and $4.1 million at March 31, 2013.

8.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  The Company’s business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  During the quarter ended June 30, 2013, the Company realigned its business segments to better reflect the way management assesses the business.  The e-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  The prior-year segment information has been restated to conform to the new segment presentation.  The Marketing and data services segment now includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, the Audience Operating System, Marketing Management Services, E-mail Fulfillment Services, and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists solely of the UK fulfillment business.

Company management uses the revenues and earnings of the three operating segments, among other factors, for performance evaluation and resource allocation.  The Company evaluates performance of the segments based on segment operating income.  The Company’s calculation of segment operating income does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items, as well as certain business separation expenses.  Because segment operating income excludes certain impairments and gains, losses and other items and business separation expenses this measure is considered a non-GAAP financial measure, which is not a financial measure calculated in accordance with generally accepted accounting principles.  Management believes segment operating income is a helpful measure in evaluating performance of the business segments.  While management considers segment operating income to be a helpful measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, measures of financial performance prepared in accordance with GAAP presented elsewhere in the financial statements.  In addition, the Company’s calculation of segment operating income may be different from measures used by other companies and therefore comparability may be affected.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2013	2012	2013	2012
Revenue:
Marketing and data services	$200,952	$198,602	$388,745	$391,084
IT Infrastructure management	66,825	70,061	136,210	140,351
Other services	8,494	8,804	17,509	17,691
Total revenue	$276,271	$277,467	$542,464	$549,126

Income (loss) from operations:
Marketing and data services	$16,014	$22,262	$28,671	$40,965
IT Infrastructure management	11,967	8,520	22,728	17,351
Other services	223	(542)	877	(2,492)
Corporate	(8,573)	(32)	(8,573)	(192)
Income from operations	$19,631	$30,208	$43,703	$55,632

9.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2013 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2013	$3,689	$9,021	$12,710
Payments	(2,341)	(937)	(3,278)
Charges and adjustments	809	2,378	3,187
Balance at September 30, 2013	$2,157	$10,462	$12,619

The above balances are included in accrued expenses and other liabilities on the consolidated balance sheet.

Restructuring Plans

In the second quarter of fiscal 2014, the Company recorded a total of $3.2 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $1.0 million, a lease accrual of $2.5 million, and credit adjustments to fiscal 2012 and 2013 restructuring plans of $0.3 million.

The associate-related accruals of $1.0 million relate to the termination of associates in the United States, Australia, and Europe.  Of the amount accrued, $0.6 million remained accrued as of September 30, 2013.  These costs are expected to be paid out in fiscal 2014.

The lease accrual of $2.5 million was evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before September 30, 2013, the Company ceased using a certain leased office facility.  The Company intends to attempt to sublease the facility to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the lease.  The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2013 is $2.5 million.

In fiscal 2013, the Company recorded a total of $2.9 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $2.8 million and lease accruals of $0.1 million.

The associate-related accruals of $2.8 million relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $0.6 million remained accrued as of September 30, 2013.  These costs are expected to be paid out in fiscal 2014.  Of the amount accrued for lease costs, less than $0.1 million remained accrued as of September 30, 2013.  These costs are expected to be paid out in fiscal 2014.

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $1.0 million remained accrued as of September 30, 2013.  These costs are expected to be paid out in fiscal 2014.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2013 is $1.3 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2013 is $6.7 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2013	2012	2013	2012
Restructuring plan charges and adjustments	3,187	32	3,187	192
Legal contingencies (see note 10)	3,200	-	3,200	-
	$6,387	$32	$6,387	$192

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

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom, in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The Company has accrued $2.5 million in gains, losses and other expenses during the quarter ended September 30, 2013 as its estimate of the probable loss.  The Company cannot estimate the range of reasonably possible additional loss.

The founders of GoDigital, a subsidiary of the Company, sued the Company in Brazil contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company brought an action against the founders of GoDigital in the courts of Delaware contending, among other things, that under the contractually agreed upon choice of law of Delaware, that there is no legal basis for the claims of GoDigital related to the earnout. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment based upon the performance of the business over a two-year period of time. Subsequent to September 30, 2013, the Company entered into a settlement agreement under which it agreed to purchase the founders’ remaining holdings for $1.3 million.  As of September 30, 2013, the Company accrued $0.7 million in gains, losses and other expenses for the amount of the settlement which represents a settlement expense.  The remaining $0.6 million of the settlement is estimated to be the fair value of the founders’ shares, and will be recorded as the purchase price for the founders’ interests in the quarter ended December 31, 2013.

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 27 years of $132.0 million.

In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  The guaranteed amount is collateralized by real property.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  At September 30, 2013 the Company’s maximum potential future payments under these guarantees were $2.7 million.

11.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The anticipated effective tax rate for fiscal 2014, excluding any potential discrete items, is approximately 39%.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2013, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,131	$-	$-	$14,131
Total assets	$14,131	$-	$-	$14,131

Liabilities:
Other accrued expenses	-	334	-	334
Total liabilities	$-	$334	$-	$334

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

During the quarter ended June 30, 2013, the Company realigned its business segments to better reflect the way management assesses the business.  The e-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  The Marketing and data services segment now includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, the Audience Operating System, Marketing Management Services, E-mail Fulfillment Services, and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists solely of the UK fulfillment business.

As announced in fiscal 2012 we continue to significantly invest in product innovation which management believes will help drive revenue growth later in fiscal 2014 and beyond.  The Company launched the Acxiom Audience Operating System (AOS) on September 24, 2013.  The AOS is an innovative new technology that powers more effective marketing decisions through better data, valuable insights and powerful applications.  It presents marketers with a comprehensive view of their audiences and allows one-to-one marketing capabilities at scale across all channels and devices.  The Company also recently launched a new consumer portal, AboutTheData.com, which is the first online consumer portal which allows individuals to view and update marketing data that Acxiom’s clients use for digital marketing.

Notable results and events of the quarter ended September 30, 2013 are identified below.

•	Revenue of $276.3 million, a 0.4% decrease from $277.5 million in the same quarter a year ago.

•
Total operating expenses of $256.6 million, a 3.8% increase from $247.3 million in the same quarter a year ago.  Total operating expenses include restructuring charges and loss contingency accruals of $6.4 million recorded in gains, losses and other items, net and business separation expenses of $2.2 million.

•	Income from operations of $19.6 million, representing a 7.1% operating margin, compared to $30.2 million, representing a 10.9% operating margin, in the same quarter a year ago.

•	Diluted earnings per share attributable to Acxiom stockholders of $0.13 in the quarter ended September 30, 2013 compared to $0.21 in the same quarter a year ago.

•	Cash used by investing activities was $17.8 million, compared to $13.6 million in the same quarter a year ago.

•	The Company paid $22.7 million to acquire common shares as part of the Company’s common stock repurchase program.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended September 30, 2013.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2013	2012	% Change	2013	2012	% Change
Revenues	$276,271	$277,467	(0%)	$542,464	$549,126	(1%)
Total operating costs and expenses	256,640	247,259	4%	498,761	493,494	1%
Income from operations	$19,631	$30,208	(35%)	$43,703	$55,632	(21%)
Diluted earnings per share attributable to Acxiom stockholders	$0.13	$0.21	(38%)	$0.30	$0.38	(21%)

Revenues
The following table presents the Company’s revenue for each of the periods reported (dollars in thousands):

	For the quarter ended September 30			For the six months ended September 30
	2013	2012	% Change	2013	2012	% Change
Marketing and data services	$200,952	$198,602	1%	$388,745	$391,084	(1%)
IT Infrastructure management services	66,825	70,061	(5%)	136,210	140,351	(3%)
Other services	8,494	8,804	(4%)	17,509	17,691	(1%)
Total revenue	$276,271	$277,467	0%	$542,464	$549,126	(1%)

Total revenue decreased 0.4%, or $1.2 million, to $276.3 million in the quarter ended September 30, 2013 from $277.5 million in the same quarter a year ago.  For the six months ended September 30, 2013 total revenue was $542.5 million, a $6.7 million, or 1.2%, decrease from $549.1 million during the same period a year ago.

Marketing and data services (MDS) revenue for the quarter ended September 30, 2013 was $201.0 million, which is an increase of $2.4 million, or 1.2%, when compared to $198.6 million in the same quarter a year ago.   On a geographic basis, International MDS revenue decreased $0.5 million, or 2.0%, while U.S. MDS revenue increased $2.9 million, or 1.7%, in the quarter ended September 30, 2013.  International MDS revenue decreased $1.9 million primarily from decreases in Europe and Australia.  The decrease was partially offset by increases in China and Brazil.  In U.S. MDS revenue, increases in the Retail ($1.4 million), Financial Services ($0.9 million), Information Services ($0.9 million), and Media ($0.8 million) industries were partially offset by decreases in the Entertainment ($0.7 million) and Broker/Reseller ($0.6 million) industries from volume and project reductions.  By line of business, MDS revenue increases in Marketing Management ($5.1 million or 6.2%) and Data Management ($1.0 million or 3.4%) were partially offset by decreases in Consumer Insights ($2.4 million or 4.4%) and E-mail and Agency services ($1.4 million or 7.4%).  The Marketing Management increase resulted primarily from increases in existing accounts and new business that was closed in the previous year.  Consumer Insights was impacted by lower project activity in the U.S., Europe and Australia.

MDS revenue for the six months ended September 30, 2013 was $388.7 million, which is a decrease of $2.3 million, or 0.6%, compared to the same period a year ago.   On a geographic basis, International MDS revenue decreased $2.2 million, or 4.0%, and U.S. MDS revenue was flat when compared to the same period a year ago.  International MDS revenue decreases of $4.9 million were primarily the result of lower transaction volume in Europe and Australia, partially offset by increases in China and Brazil MDS revenue.  U.S. MDS revenue decreases in the Broker/Reseller ($1.3 million), Banking ($0.7 million), and Information Services ($0.6 million) industries from volume and project reductions were offset by increases in the Retail ($1.4 million), Insurance ($0.8 million), and Communications ($0.5 million) industries.  By line of business, MDS revenue increases in Marketing Management ($3.4 million or 2.0%) and Consulting ($1.1 million or 5.3%) were partially offset by decreases in Consumer Insights ($4.4 million or 4.3%) and E-mail and Agency services ($3.0 million or 7.7%).  The Marketing Management and Consulting increases resulted primarily from increases in existing accounts and new business that was closed in the previous year.  Consumer Insights was impacted by lower project activity in the U.S., Europe and Australia and Email and Agency services were impacted by lost business.

IT Infrastructure Management (IM) revenue for the quarter ended September 30, 2013 was $66.8 million.  This represents a $3.2 million, or 4.6%, decrease from the same quarter a year ago.  IM revenue for the six months ended September 30, 2013 was $136.2 million, a $4.1 million, or 3.0% decrease from the same period a year ago.  IM revenue included termination fees of $4.2 million and $5.3 million in the quarter and six-month period, respectively, from customers that are winding down their contractual relationship with the Company.  Excluding impact of the termination fees, the IM revenue decreases in both the quarter and six-month period resulted from lower project revenue and lost business.  The Company has recently received notifications of client contract terminations from certain IM clients in addition to those previously disclosed in its 2013 annual report.  The Company expects to record fiscal 2014 revenue for IM customers that have given notice of termination of between $65 and $70 million, as many of these terminations are not effective immediately and there are termination penalties associated with some of them.  However, these customer terminations will impact revenue in future periods as revenue from these contracts is expected to be negligible in fiscal 2015.

Other services (OS) revenue for the quarter ended September 30, 2013 was $8.5 million, a slight decrease from $8.8 million in the same quarter a year ago.  OS revenue for the six months ended September 30, 2013 was $17.5 million, a slight decrease from $17.7 million in the same period a year ago.  Revenue from the UK fulfillment operation increased $0.6 million and $2.8 million from new business during the quarter and six-month period ended September 30, 2013, respectively.  The Company has completed transition of all risk customers previously included in the OS segment to a third-party partner as a part of the exit from that business.  As a result, OS revenue decreased $1.0 million and $3.0 million during the quarter and six-month period ended September 30, 2013, respectively.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):

	For the quarter ended September 30			For the six months ended September 30
	2013	2012	% Change	2013	2012	% Change
Cost of revenue	$207,394	$209,164	(1%)	$411,900	$418,475	(2%)
Selling, general and administrative	42,859	38,063	13%	80,474	74,827	8%
Gains, losses and other items, net,	6,387	32		6,387	192
Total operations costs and expenses	$256,640	$247,259	4%	$498,761	$493,494	1%

Cost of revenue was $207.4 million for the quarter ended September 30, 2013, a $1.8 million, or 0.8%, decrease when compared to the same quarter a year ago.  Gross margins increased from 24.6% to 24.9% between the two comparable periods.  Margins were impacted by a $1.2 million improvement in OS gross margins resulting from the Company’s exit from the U.S. risk business.  Margins also improved from the positive impact of the IM termination fee revenue.  U.S. gross margins increased from 25.7% to 26.4% and International gross margins decreased from 17.7% to 15.6%. U.S. margins benefited from the OS margin increase and improving IM margins but was partially offset by increased investment spending (data and engineering) in the MDS segment.  International margins were impacted by revenue declines in Europe.

Cost of revenue was $411.9 million for the six months ended September 30, 2012, a $6.6 million, or 1.6%, decrease from $418.5 million in the same period a year ago.   Gross margins increased from 23.8% to 24.1% between the two comparable periods.  Margins were impacted by a $3.5 million improvement in OS gross margins resulting from the Company’s exit from the U.S. risk business.  Margins also improved from the positive impact of the IM termination fee revenue.  U.S. gross margins increased from 25.1% to 25.8% and International gross margins decreased from 15.0% to 12.1%. U.S. margins benefited from the OS margin increase and improving IM margins but was partially offset by increased investment spending (data and engineering) in the MDS segment.  International margins were impacted by revenue declines in Europe and Australia.

Selling, general, and administrative (SG&A) expenses were $42.9 million for the quarter ended September 30, 2013, a $4.8 million, or 12.6%, increase when compared to the same quarter a year ago.  SG&A included $2.2 million of costs associated with separating shared operations of the MDS and IM operating segments. Excluding those separation costs, SG&A expense increased $2.6 million, or 6.9%.   As a percentage of total revenue, and excluding the separation costs, SG&A expenses were 14.7% compared to 13.7% a year ago.  The increase primarily resulted from higher marketing costs related to the launch of AOS, higher legal fees and other consulting expenses.

SG&A expenses were $80.5 million for the six months ended September 30, 2013, a $5.6 million, or 7.5%, increase when compared to the same period a year ago.  The current period SG&A included $2.2 million of costs associated with separating the MDS and IM operating segments. Excluding those separation costs, SG&A expense increased $3.5 million, or 4.6%.   As a percentage of total revenue, and excluding the separation costs, SG&A expenses were 14.4% compared to 13.6% a year ago.  The increase primarily resulted from higher marketing costs related to the launch of AOS, higher legal fees and other consulting expenses.

The Company continues to develop and execute plans to create operating independence between its operating segments.  As the Company executes these plans, it is likely to incur incremental outside consulting and other third-party expenses to create formal documentation of intercompany agreements and to separate IT and network operations.

Gains, losses and other items, net was $6.4 million for the quarter and six months ended September 30, 2013. The current-year periods include restructuring charges and adjustments of $3.2 million, of which $2.5 million was for a lease accrual, (see note 9) and loss contingency accruals of $3.2 million (see note 10).

Operating Profit and Profit Margins
The following table presents the Company’s operating profit margin by segment for each of the periods presented (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2013	2012	2013	2012
Operating profit and profit margin:
Marketing and data services	$16,014	$22,262	$28,671	$40,965
	8.0%	11.2%	7.4%	10.5%
IT Infrastructure management services	$11,967	$8,520	$22,728	$17,351
	17.9%	12.2%	16.7%	12.4%
Other services	$223	$(542)	$877	$(2,492)
	2.6%	(6.2%)	5.0%	(14.1%)
Corporate	$(8,573)	$(32)	$(8,573)	$(192)
Total operating profit	$19,631	$30,208	$43,703	$55,632
Total operating profit margin	7.1%	10.9%	8.1%	10.1%

MDS income from operations was $16.0 million, an 8.0% margin, for the quarter ended September 30, 2013 compared to $22.3 million, an 11.2% margin, for the same quarter a year ago.  Margins in the U.S. declined from 13.5% to 9.9% and International operating losses increased from $0.7 million to $1.1 million between the two comparable periods.  The U.S. margin decrease primarily resulted from additional personnel and data costs required to support investment initiatives and higher levels of general and administrative costs in the current fiscal year, including higher marketing costs related to the AOS product launch on September 24, 2013.  International operating losses primarily resulted from revenue reductions in Europe.

MDS income from operations was $28.7 million, a 7.4% margin, for the six months ended September 30, 2013 compared to $41.0 million, a 10.5% margin, for the same period a year ago.  Margins in the U.S. declined from 13.2% to 10.1% and International operating losses increased from $3.6 million to $5.2 million between the two comparable periods.  The U.S. margin decrease primarily resulted from additional personnel and data costs required to support investment initiatives and higher levels of general and administrative costs in the current fiscal year.  International operating losses primarily resulted from increasing losses in Europe and Australia.

IM income from operations was $12.0 million, a 17.9% margin, for the quarter ended September 30, 2013 compared to $8.5 million, a 12.2% margin, for the same quarter a year ago. IM income from operations was $22.7 million, a 16.7% margin, for the six months ended September 30, 2013 compared to $17.4 million, a 12.4% margin, for the same period a year ago.   IM margins benefited from termination fee revenue in the current-year periods.

OS income from operations was $0.2 million for the quarter ended September 30, 2013 compared to a loss of $0.5 million in the same quarter a year ago. OS income from operations was $0.9 million for the six months ended September 30, 2013 compared to a loss of $2.5 million in the same period a year ago.   The improvement resulted from the Company’s exit from the risk business which lost $1.1 million and $3.5 million in the quarter and six months ended September 30, 2012, respectively.

Corporate loss from operations of $8.6 million in the quarter and six months ended September 30, 2013 consists of the restructuring charges and legal contingency costs recorded in gains, losses and other items, net and the business segment separation costs included in SG&A on the consolidated statement of operations.

Management expects over the next six to twelve months to reduce its annual operating costs and expenses by roughly $20 to $30 million.  These reductions will not impact the Company’s ongoing investment in the AOS or continued investment in innovation.  The initiative seeks to improve the Company’s performance by simplifying the Company’s management structure, centralizing duplicative efforts, and standardizing work flows.  The components of the restructuring program are not finalized and actual total savings and timing may vary from those estimated due to changes in the scope or assumptions underlying the restructuring program.

Other Expense, Income Taxes and Other Items
Interest expense was $3.0 million for the quarter ended September 30, 2013 compared to $3.3 million for the same quarter a year ago.  Interest expense was $6.0 million for the six months ended September 30, 2013 compared to $6.6 million for the same period a year ago.  The Company’s term loan interest expense declined slightly over both comparable periods.  The average term loan balance declined approximately $6.0 million and the average interest rate was unchanged.  Interest expense on other debt, such as capital leases, also declined over both comparable periods.

Other expense was $0.4 million for the quarter ended September 30, 2013 compared to other expense of $0.1 million in the same quarter a year ago.  Other expense was $0.2 million for the six months ended September 30, 2013 compared to other expense of $0.6 million in the same period a year ago.  Other expense is primarily from foreign currency transaction gains and losses in both years.

The effective tax rate for the quarter ended September 30, 2013 was 39.5% compared to 39.0% for the same quarter a year ago.  The effective tax rate for the six months ended September 30, 2013 was 38.7% compared to 39.0% in the same period a year ago.  All period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary for all periods presented.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2013 totaled $254.7 million, an $18.2 million increase when compared to $236.5 million at March 31, 2013.  Total current assets decreased $0.6 million primarily from decreases in cash and cash equivalents of $6.4 million and refundable income taxes of $3.9 million, partially offset by increases in trade accounts receivable, net of $8.1 million and other current assets of $1.1 million.  Current liabilities decreased $18.8 million primarily from decreases in accrued payroll and related expenses of $24.6 million, trade accounts payable of $7.2 million, and current installments of long-term debt of $2.5 million, partially offset by increases in other accrued expenses of $9.6 million and deferred revenue of $6.0 million.

The Company’s cash is primarily located in the United States.  Approximately $12.7 million of the total cash balance of $216.6 million, or approximately 5.8%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 56 days at September 30, 2013 compared to 52 days at March 31, 2013, and is calculated as follows (dollars in thousands):

	September 30, 2013	March 31, 2013
Numerator – trade accounts receivable, net	$167,979	$159,882
Denominator:
Quarter revenue	276,271	277,131
Number of days in quarter	92	90
Average daily revenue	$3,003	$3,079
Days sales outstanding	56	52

Net cash provided by operating activities was $57.4 million for the six months ended September 30, 2013, compared to $37.4 million in the same period a year ago.  The $20.0 million increase primarily resulted from favorable working capital changes related to other assets ($4.9 million), deferred revenue ($16.5 million), and accounts payable and other liabilities ($17.5 million), offset by a $9.7 million decrease in depreciation and amortization and unfavorable working capital change related to accounts receivable, net ($7.8 million).

Investing activities used $34.7 million in cash during the six months ended September 30, 2013 compared to $23.2 million in the same period a year ago.  Current year investing activities include capital expenditures ($18.2 million), capitalization of software ($13.6 million), and data acquisition costs ($2.9 million).  The $11.5 million increase from the prior year primarily results from a $5.9 million increase in capitalization of software and a $6.5 million increase in capital expenditures.

Financing activities used $29.5 million in cash during the six months ended September 30, 2013.  Financing activities include payments of debt of $9.2 million and acquisition of treasury stock of $38.8 million, offset by $18.6 million in proceeds from the sale of common stock, which are primarily due to the exercise of employee stock options.  The payments of debt include capital lease and installment credit payments of $5.2 million and other debt payments of $4.0 million.  The acquisition of treasury stock consists of payments of $38.8 million for 1.6 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  Under the Company’s common stock repurchase program, the Company may purchase up to $200.0 million of its common stock through the period ending February 4, 2014.  Through September 30, 2013, the Company has purchased a total of 12.0 million shares of its stock for $178.8 million, leaving remaining capacity of $21.2 million under the program.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $2.2 million in the prior-year six-month period.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
As of September 30, 2013, the Company’s amended and restated credit agreement provided for (1) term loans up to an aggregate principal amount of $600 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $120 million.

The term loan was payable in quarterly installments of approximately $1.5 million each, through December 31, 2014, with a final payment of approximately $207.5 million due March 15, 2015.  The revolving loan commitment expired March 15, 2014.

Revolving credit facility borrowings bore interest at LIBOR plus a credit spread, or at an alternative base rate or at the Federal Funds rate plus a credit spread, depending on the type of borrowing.  The LIBOR credit spread was 2.75%.  There were no revolving credit borrowings outstanding at September 30, 2013 or March 31, 2013.  Term loan borrowings bore interest at LIBOR plus a credit spread of 3.00% or at an alternative base rate.  The weighted-average interest rate on term loan borrowings at September 30, 2013 was 4.1%.  Outstanding letters of credit at September 30, 2013 were $2.2 million.

The term loan allowed prepayments before maturity.  The credit agreement was secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company was required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions were not satisfied, the revolving credit facility limited the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On October 9, 2013, subsequent to the end of the most recent fiscal quarter, the Company refinanced its existing credit agreement.  The amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.  On that day, the Company borrowed $300 million of this term loan and used the proceeds to pay off the existing $215 million term loan balance in its entirety.  The remaining proceeds will be used for other general corporate purposes including the costs related to refinancing the credit agreement.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants (including without limitation, requirements to maintain certain leverage and fixed charge coverage ratios), default and acceleration provisions.

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2013 was .25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  As of September 30, 2013, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.3 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other accrued expenses.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) will be recognized in the statement of operations in the third and fourth quarters of fiscal 2014 since the previous term loan has been extinguished.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2013.

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

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company has entered into a 50/50 joint venture with a local real estate developer.  The Company is guaranteeing a portion of the loan for the building.  The guaranteed amount is collateralized by real property.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  These guarantees were made by the Company primarily to facilitate favorable financing terms for those third parties.  Should the third parties default, the Company would be required to perform under these guarantees.  At September 30, 2013, the Company’s maximum potential future payments under these guarantees were $2.7 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2013.   The table does not include the future payment of gross unrealized tax benefit liabilities of $3.7 million or the future payment, if any, against the Company’s interest rate swap liability of $0.3 million as the Company is not able to predict the periods in which these payments will be made. The column for 2014 represents the six months ending March 31, 2014.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Term loan	$3,000	$212,000	$-	$-	$-	$-	$215,000
Capital lease and installment payment obligations	3,134	3,976	926	1,001	1,158	5,935	16,130
Other long-term debt	1,023	2,097	2,168	2,243	2,319	3,293	13,143
Total long-term obligations	7,157	218,073	3,094	3,244	3,477	9,228	244,273
Operating lease payments	12,281	20,095	16,688	16,077	14,036	52,788	131,965
Total contractual cash obligations	$19,438	$238,168	$19,782	$19,321	$17,513	$62,016	$376,238

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Total purchase commitments	$34,867	$50,297	$33,301	$18,844	$1,232	$1,257	$139,798

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2014 of $5.8 million.

The above table includes the Company’s scheduled debt payments as of September 30, 2013.  Subsequent to the end of the quarter, the Company refinanced its existing credit agreement, paid off the existing term loan, and borrowed $300 million under the revised term loan agreement.  The new term loan agreement is payable in quarterly installments of $3.8 million through September 2014, followed by quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2013 (dollars in thousands):

Loan guarantee	$975
Lease guarantee	1,766
Outstanding letters of credit	2,238
Surety bonds	388

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

To help accelerate the pace of product development, the Company has significantly increased the level of product investment.  Notwithstanding the Company’s recently announced cost reduction efforts, the Company expects to continue to increase investment spending, primarily for engineering and product management labor, capitalized software, and new data sources for at least the remainder of this fiscal year.

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

In order to estimate the fair value for each of the components, management uses an income approach based on a discounted cash flow model together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

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

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2015.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The Company has recently initiated a cost reduction program.  The initiative seeks to improve the Company’s performance by simplifying the Company’s management structure, centralizing duplicative efforts and standardizing workflows.  The components of the restructuring program are not yet finalized.  The Company will monitor the progress of the program to determine whether any resulting activities constitute a triggering event.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•	statements regarding plans to continue making significant investments in product development;

•	management’s belief that increased product investment will drive revenue growth in fiscal 2014 and beyond;

•	statements regarding the Company’s cost reduction efforts and related cost savings;

•	management’s plan to create operating independence between its operating segments;

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

•	the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services;

•	the possibility that we may enter into short-term contracts which would affect the predictability of our revenues;

•	the possibility that we may not properly and timely adjust to changes in our management structure and work flows;

•	the possibility that the amount of ad hoc, volume-based and project work will not be as expected;

•	the possibility that we may experience a loss of data center capacity or interruption of telecommunication links or power sources;

•	the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;

•	the possibility that our clients may cancel or modify their agreements with us;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2013 and March 31, 2013, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc., a Colorado corporation and subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were subject to an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The Company intends to vigorously dispute the allegations.  However, the Company has accrued $2.5 million during the quarter ended September 30, 2013 as its estimate of the probable loss in this case.

On February 10, 2012, the founders of GoDigital Tecnologia E Participacoes, Ltda., a Brazilian entity and subsidiary of the Company (“GoDigital”), filed suit against the Company in the Lower Civil Court of the Judicial District of Porto Alegre, Brazil, contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment (also known as an “earnout”) based upon the performance of GoDigital over a two-year period of time. The founders are seeking compensatory damages.  The Company has brought an action against the founders of GoDigital in the courts of Delaware asserting that Delaware law controls the parties’ relationship, that under Delaware law it is clear that the claims asserted against Acxiom in the Brazil action are without merit, that the founders of GoDigital misrepresented the value of the business by not properly advising Acxiom of a material adverse change in the business prior to closing and that the founders were unjustly enriched.  Subsequent to September 30, 2013, the Company entered into a settlement agreement under which it purchased the founders’ remaining holdings and settled all issues related to these suits for $1.3 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/13 – 7/31/13	0	n/a	0	$43,947,254
8/1/13 – 8/31/13	624,463	25.26	624,463	28,172,045
9/1/13 – 9/30/13	269,910	25.65	269,910	21,249,362
Total	894,373	25.38	894,373	$21,249,362

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, and again on February 5, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $200.0 million worth of its common stock through the period ending February 5, 2014.  Through

September 30, 2013, the Company had repurchased 12.0 million shares of its stock for $178.8 million, leaving remaining capacity of $21.2 million under the stock repurchase program.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at September 30, 2013, and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Operations for the six months ended September 30, 2013 and 2012,  (iv) Condensed Consolidated Statements
of Comprehensive Income for the three months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Comprehensive Income for the six months
ended September 30, 2013 and 2012,   (vi) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2013, (vii) Condensed
Consolidated Statements of Cash Flows for the Six Months ended September 30, 2013 and 2012, and (viii) the Notes to Condensed Consolidated Financial Statements,
tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  November 12, 2013

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at September 30, 2013, and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Operations for the six months ended September 30, 2013 and 2012,  (iv) Condensed Consolidated Statements
of Comprehensive Income for the three months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Comprehensive Income for the six months
ended September 30, 2013 and 2012,   (vi) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2013, (vii) Condensed
Consolidated Statements of Cash Flows for the Six Months ended September 30, 2013 and 2012, and (viii) the Notes to Condensed Consolidated Financial Statements,
tagged in detail.