Form 10-Q
period 2013-12-31
ACXIOM CORP
filed 2014-02-07
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of February 4, 2014 was 76,379,196.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$380,908	$222,974
Trade accounts receivable, net	168,931	159,882
Deferred income taxes	14,055	13,496
Refundable income taxes	-	5,809
Other current assets	53,405	58,935
Total current assets	617,299	461,096
Property and equipment, net of accumulated depreciation and amortization	214,778	230,752
Software, net of accumulated amortization	37,063	24,471
Goodwill	380,591	381,129
Purchased software licenses, net of accumulated amortization	19,509	23,604
Deferred costs, net	24,564	42,971
Data acquisition costs, net	8,142	10,631
Other assets, net	11,935	13,052
	$1,313,881	$1,187,706
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$25,636	$16,105
Trade accounts payable	23,562	35,786
Accrued expenses
Payroll	51,287	62,390
Other	75,394	68,270
Deferred revenue	50,149	41,388
Income taxes payable	1,719	637
Total current liabilities	227,747	224,576
Long-term debt	297,703	237,400
Deferred income taxes	91,823	94,918
Other liabilities	11,253	11,444
Commitments and contingencies
Equity:
Common stock	12,527	12,134
Additional paid-in capital	964,906	885,184
Retained earnings	632,052	593,966
Accumulated other comprehensive income	13,197	11,423
Treasury stock, at cost	(937,327)	(882,959)
Total Acxiom stockholders' equity	685,355	619,748
Noncontrolling interest	-	(380)
Total equity	685,355	619,368
	$1,313,881	$1,187,706
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2013	2012

Revenues	$277,873	$273,102
Operating costs and expenses:
Cost of revenue	210,053	208,848
Selling, general and administrative	43,383	37,482
Gains, losses and other items, net	4,657	(126)
Total operating costs and expenses	258,093	246,204
Income from operations	19,780	26,898
Other expense:
Interest expense	(3,114)	(3,178)
Other, net	1,484	565
Total other expense	(1,630)	(2,613)
Earnings before income taxes	18,150	24,285
Income taxes	3,083	9,836
Net earnings	$15,067	$14,449
Less: Net loss attributable to noncontrolling interest	-	(76)
Net earnings attributable to Acxiom	$15,067	$14,525

Earnings per share:
Basic	$0.20	$0.19
Diluted	$0.19	$0.19

Earnings per share attributable to Acxiom stockholders:
Basic	$0.20	$0.20
Diluted	$0.19	$0.19

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2013	2012

Revenues	$820,337	$822,228
Operating costs and expenses:
Cost of revenue	621,953	627,323
Selling, general and administrative	123,857	112,309
Gains, losses and other items, net	11,044	66
Total operating costs and expenses	756,854	739,698
Income from operations	63,483	82,530
Other expense:
Interest expense	(9,113)	(9,735)
Other, net	1,238	(36)
Total other expense	(7,875)	(9,771)
Earnings before income taxes	55,608	72,759
Income taxes	17,582	28,739
Net earnings	$38,026	$44,020
Less: Net loss attributable to noncontrolling interest	(60)	(349)
Net earnings attributable to Acxiom	$38,086	$44,369

Earnings per share:
Basic	$0.51	$0.59
Diluted	$0.50	$0.57

Earnings per share attributable to Acxiom stockholders:
Basic	$0.51	$0.59
Diluted	$0.50	$0.58

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months ended December 31
	2013	2012

Net earnings	$15,067	$14,449
Other comprehensive income:
Change in foreign currency translation adjustment	109	862
Unrealized gain on interest rate swap	334	200
Other comprehensive income	443	1,062
Comprehensive income	15,510	15,511
Less: comprehensive loss attributable to noncontrolling interests	-	(76)
Comprehensive income attributable to Acxiom stockholders	$15,510	$15,587

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2013	2012

Net earnings	$38,026	$44,020
Other comprehensive income:
Change in foreign currency translation adjustment	1,022	1,046
Unrealized gain on interest rate swap	752	67
Other comprehensive income	1,774	1,113
Comprehensive income	39,800	45,133
Less: comprehensive loss attributable to noncontrolling interests	(60)	(349)
Comprehensive income attributable to Acxiom stockholders	$39,860	$45,482

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2013	121,342,916	$12,134	$885,184	$ 593,966	$11,423	(47,825,035)	$(882,959)	$ (380)	$619,368
Employee stock awards, benefit plans and other issuances	3,451,911	345	71,461	-	-	(39,108)	(2,700)	-	69,106
Restricted stock units vested	470,548	48	(48)	-	-	(70,290)	-	-	-
Warrant exercises	-	-	(995)	-	-	62,785	995	-	-
Non-cash share-based compensation	-	-	10,344	-	-	-	-	-	10,344
Acquisition of treasury stock	-	-	-	-	-	(1,993,310)	(52,663)	-	(52,663)
Acquisition of noncontrolling interest	-	-	(1,040)	-	-	-	-	440	(600)
Comprehensive income:
Foreign currency translation	-	-	-	-	1,022	-	-	-	1,022
Unrealized gain on interest rate swap	-	-	-	-	752	-	-	-	752
Net earnings (loss)	-	-	-	38,086	-	-	-	(60)	38,026
Balances at December 31, 2013	125,265,375	$12,527	$964,906	$ 632,052	$13,197	(49,864,958)	$(937,327)	$ -	$685,355

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2013	2012
Cash flows from operating activities:
Net earnings	$38,026	$44,020
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	76,127	89,594
Loss (gain) on disposal or impairment of assets	(2,567)	25
Loss on early extinguishment of debt	664	-
Deferred income taxes	(3,666)	(6,428)
Non-cash share-based compensation expense	10,344	8,906
Changes in operating assets and liabilities:
Accounts receivable, net	1,531	(13,925)
Other assets	6,791	756
Deferred costs	(89)	(1,600)
Accounts payable and other liabilities	(12,553)	(32,607)
Deferred revenue	6,534	(12,830)
Net cash provided by operating activities	121,142	75,911
Cash flows from investing activities:
Capitalized software development costs	(19,109)	(13,190)
Capital expenditures	(24,889)	(21,976)
Data acquisition costs	(4,660)	(6,464)
Receipts from investments	3,633	-
Net cash used in investing activities	(45,025)	(41,630)
Cash flows from financing activities:
Proceeds from debt	300,000	-
Payments of debt	(230,167)	(19,790)
Fees for debt refinancing	(4,370)	-
Acquisition liability payment	-	(287)
Acquisition of noncontrolling interest	(600)	-
Acquisition of treasury stock	(52,663)	(65,356)
Sale of common stock	69,106	7,863
Net cash provided by (used in) financing activities	81,306	(77,570)
Effect of exchange rate changes on cash	511	(139)
Net change in cash and cash equivalents	157,934	(43,428)
Cash and cash equivalents at beginning of period	222,974	229,648
Cash and cash equivalents at end of period	$380,908	$186,220

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2013	2012
Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,267	$9,678
Income taxes	15,774	48,268
Payments on capital leases and installment payment arrangements	6,914	12,948
Other debt payments	8,253	6,842
Prepayment of debt	215,000	-
Non-cash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	-	2,157
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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2013 Annual Report.

Reclassifications -

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

2.           EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2013	2012	2013	2012
Basic earnings per share:
Net earnings	$15,067	$14,449	$38,026	$44,020
Net gain (loss) attributable to noncontrolling interest	-	(76)	(60)	(349)
Net earnings attributable to Acxiom	$15,067	$14,525	$38,086	$44,369

Basic weighted-average shares outstanding	75,009	74,103	74,155	75,195
Basic earnings per share:
Net earnings	$0.20	$0.19	$0.51	$0.59
Net loss attributable to noncontrolling interest	-	-	-	-
Net earnings attributable to Acxiom	$0.20	$0.20	$0.51	$0.59

Diluted earnings per share:
Basic weighted-average shares outstanding	75,009	74,103	74,155	75,195
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,830	1,775	2,301	1,792
Diluted weighted-average shares outstanding	77,839	75,878	76,456	76,987
Diluted earnings per share:
Net earnings	$0.19	$0.19	$0.50	$0.57
Net loss attributable to noncontrolling interest	-	-	-	-
Net earnings attributable to Acxiom	$0.19	$0.19	$0.50	$0.58

Some earnings per share amounts may not add due to rounding.

As of December 31, 2013, the Company had options and warrants outstanding providing for the purchase of approximately 6.4 million shares of common stock together with restricted stock units relating to 2.2 million shares of stock.  Options, warrants and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended December 31		For the nine months ended December 31
	2013	2012	2013	2012
Number of shares outstanding under options, warrants and restricted stock units	549	4,752	1,400	7,872
Range of exercise prices for options and warrants	$32.85-$62.06	$17.76-$62.06	$21.46-$62.06	$13.10-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, and again on November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million worth of its common stock through the period ending November 18, 2014.  During the nine months ended December 31, 2013, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  Through December 31, 2013, the Company had repurchased 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	December 31, 2013	March 31, 2013
Foreign currency translation	$13,197	$12,175
Unrealized loss on interest rate swap	-	(752)
	$13,197	$11,423

Noncontrolling Interest

During fiscal year 2011, the Company acquired a 70% interest in GoDigital (Acxiom Brazil), a data quality and precision marketing firm located in Brazil.  Since Acxiom had voting control of the entity, its results were included in Acxiom’s consolidated results.  The interest that was not Acxiom-owned was reflected as noncontrolling interest in the condensed consolidated statement of operations and the condensed consolidated balance sheets.  During the quarter ended December 31, 2013, the Company acquired the balance of the outstanding equity interests it didn’t already own in Acxiom Brazil for $0.6 million.  As a result, the subsidiary is now wholly-owned and the Company reduced its $0.4 million carrying value of the noncontrolling interest to zero and adjusted its equity investment in Acxiom Brazil by $1.0 million in additional paid-in capital in the condensed consolidated balance sheet.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 26.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  On May 13, 2013 the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4,000,000 shares under the plan.  That amendment received shareholder approval at the August 6, 2013 annual shareholders’ meeting.  On May 23, 2013, the board terminated one of the Company’s equity compensation plans under which 1.7 million shares remained available for future grant.  This plan termination did not require shareholder approval.  At December 31, 2013, there were a total of 5.9 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 321,060 stock options in the nine months ended December 31, 2013.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2013 was $6.99.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.0%; expected option life of 4.3 years; expected volatility of 35% and a suboptimal exercise multiple of 1.3.

Option activity for the nine months ended December 31, 2013 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2013	8,193,248	$20.85
Granted	321,060	$22.15
Exercised	(3,248,762)	$20.51		$53,505
Forfeited or cancelled	(191,019)	$35.83
Outstanding at December 31, 2013	5,074,527	$20.59	3.99	$84,680
Exercisable at December 31, 2013	3,901,170	$22.02	2.66	$59,857

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on December 31, 2013.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2013:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 9.62	43,321	4.04 years	$8.72	43,321	$8.72
$11.08 - $ 15.00	1,797,500	6.39 years	$13.17	944,310	$12.89
$15.10 - $ 19.82	830,068	2.66 years	$16.41	820,286	$16.40
$20.12 - $ 25.00	1,342,504	3.98 years	$22.71	1,051,671	$23.06
$25.98 - $ 29.30	357,691	0.85 years	$27.41	357,691	$27.41
$30.93 - $ 39.12	544,472	0.90 years	$36.15	524,920	$36.27
$40.88 - $ 62.06	158,971	1.41 years	$42.77	158,971	$42.77
	5,074,527	3.99 years	$20.59	3,901,170	$22.02

Total expense related to stock options for the nine months ended December 31, 2013 and 2012 was approximately $1.7 million and $1.4 million respectively.  Future expense for these options is expected to be approximately $5.3 million over the next four years.

Restricted Stock Unit Activity
During the nine months ended December 31, 2013, the Company granted time-vesting restricted stock units covering 488,231 shares of common stock with a value at the date of grant of $11.2 million.  Of the restricted stock units granted in the current period, 420,084 vest in equal annual increments over four years, 12,250 vest in equal annual increments over two years, and 55,897 vest in one year.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the nine-month period ending December 31, 2013 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	1,212,286	$13.99	2.24
Granted	488,231	$23.03
Vested	(470,548)	$13.81
Forfeited or cancelled	(133,565)	$16.32
Outstanding at December 31, 2013	1,096,404	$17.81	2.38

During the nine months ended December 31, 2013, the Company granted performance-based restricted stock units covering 225,515 shares of common stock with a value at the date of grant of $5.3 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2016, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2013 to March 31, 2016.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the nine-month period ending December 31, 2013 was as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	863,721	$11.52	1.63
Granted	225,515	$23.63
Forfeited or cancelled	(32,774)	$18.67
Outstanding at December 31, 2013	1,056,462	$13.88	1.15

Total expense related to all restricted stock units in the nine months ended December 31, 2013 and 2012 was approximately $8.6 million and $7.5 million respectively.  Future expense for these restricted stock units is expected to be approximately $21.9 million over the next four years.

4.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2013	March 31, 2013
Prepaid expenses	$38,497	$45,032
Assets of non-qualified retirement plan	14,606	13,771
Other miscellaneous assets	302	132
Other current assets	$53,405	$58,935

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2013	March 31, 2013
Acquired intangible assets, net	$338	$564
Deferred income tax asset	7,696	7,099
Other miscellaneous noncurrent assets	3,901	5,389
Noncurrent assets	$11,935	$13,052

During the quarter ended December 31, 2013, the Company received a $3.6 million distribution from its partnership in a real estate joint venture (see note 10).  The distribution resulted from the sale of the partnership’s real property.  As a result, the Company recorded a $2.6 million gain in other, net on the condensed consolidated statement of operations, which represents the Company’s share of the gain associated with the disposition, and reduced the carrying value of the investment in the partnership by $1.0 million in other miscellaneous noncurrent assets on the condensed consolidated balance sheet.

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

The carrying amount of goodwill, by operating segment, at December 31, 2013, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2013	$306,854	$71,508	$2,767	$381,129
Change in foreign currency translation adjustment	(777)	-	239	(538)
Balance at December 31, 2013	$306,077	$71,508	$3,006	$380,591

Goodwill by component included in Marketing and Data Services as of December 31, 2013 is US, $266.4 million; Europe, $20.1 million; Australia, $12.7 million; China, $6.0 million; and Brazil, $0.9 million.

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

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2015.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The Company has recently initiated a cost reduction program.  The initiative seeks to improve the Company’s performance by simplifying the Company’s management structure, centralizing duplicative efforts and standardizing workflows.  All components of the restructuring program are not yet finalized.  The Company will monitor the progress of the program to determine whether any resulting activities constitute a triggering event.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

6.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	December 31, 2013	March 31, 2013
Term loan credit agreement	$296,250	$218,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to nine years	14,454	21,368
Other debt and long-term liabilities	12,635	14,137
Total long-term debt and capital leases	323,339	253,505
Less current installments	25,636	16,105
Long-term debt, excluding current installments	$297,703	$237,400

On October 9, 2013, the Company refinanced its prior credit agreement.  On that day, the Company borrowed $300 million of the new term loan and used the proceeds to pay off the prior $215 million term loan balance in its entirety along with $4.4 million in fees related to the new credit agreement.  The remaining proceeds will be used for other general corporate purposes.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants, default, and acceleration provisions.

As of December 31, 2013, the Company’s newly amended and restated credit agreement provided for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan agreement is payable in quarterly installments of $3.8 million through September 2014, followed by quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2013, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at December 31, 2013 or March 31, 2013.  The weighted-average interest rate on term loan borrowings at December 31, 2013 was 2.2%.  Outstanding letters of credit at December 31, 2013 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread of 3.0% on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2013 was .24%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. On October 9, 2013, the Company voluntarily de-designated this hedging relationship as a result of the full prepayment of the related term loan.  The hedge will remain de-designated until its maturity on January 27, 2014.  The fair market value of the derivative was zero at inception.  At December 31, 2013, the derivative had a fair value loss of $0.1 million which was recorded in other, net in the statement of operations with an offset recorded to other accrued expenses.   The Company has assessed the creditworthiness of the counterparty of the derivative and concludes that no substantial risk of default exists as of December 31, 2013.

7.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.6 million at December 31, 2013 and $4.1 million at March 31, 2013.

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

The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2013	2012	2013	2012
Revenue:
Marketing and data services	$206,662	$195,146	$595,407	$586,230
IT Infrastructure management	62,099	69,916	198,309	210,267
Other services	9,112	8,040	26,621	25,731
Total revenue	$277,873	$273,102	$820,337	$822,228

Income (loss) from operations:
Marketing and data services	$22,518	$18,186	$51,189	$59,151
IT Infrastructure management	6,316	9,622	29,044	26,973
Other services	500	(1,036)	1,377	(3,528)
Corporate	(9,554)	126	(18,127)	(66)
Income from operations	$19,780	$26,898	$63,483	$82,530

9.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2013 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2013	$3,689	$9,021	$12,710
Payments	(3,347)	(1,631)	(4,978)
Charges and adjustments	4,466	2,378	6,844
Balance at December 31, 2013	$4,808	$9,768	$14,576

The above balances are included in accrued expenses and other liabilities on the consolidated balance sheet.

Restructuring Plans

In the nine months ended December 31, 2013 the Company recorded a total of $6.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $4.6 million, a lease accrual of $2.5 million, and credit adjustments to fiscal 2012 and 2013 restructuring plans of $0.3 million.

The associate-related accruals of $4.6 million relate to the termination of associates in the United States, Australia, China, and Europe.  Of the amount accrued, $3.3 million remained accrued as of December 31, 2013.  These costs are expected to be paid out in fiscal 2014.

The lease accrual of $2.5 million was evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before September 30, 2013, the Company ceased using a portion of a certain leased office facility.  The Company intends to attempt to sublease the facility space to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the lease.  The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2013 is $2.3 million.

In fiscal 2013, the Company recorded a total of $2.9 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $2.8 million and lease accruals of $0.1 million.

The associate-related accruals of $2.8 million relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $0.6 million remained accrued as of December 31, 2013.  These costs are expected to be paid out in fiscal 2014.  Of the amount accrued for lease costs, less than $0.1 million remained accrued as of December 31, 2013.  These costs are expected to be paid out in fiscal 2014.

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount accrued, $0.9 million remained accrued as of December 31, 2013.  These costs are expected to be paid out in fiscal 2014.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before March 31, 2012, the Company ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2013 is $1.1 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded a total of $22.2 million in lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  On or before the date of the restructuring plan, the Company ceased using certain leased office facilities.  The Company attempts to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2013 is $6.3 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2013	2012	2013	2012
Restructuring plan charges and adjustments	3,657	(126)	6,844	66
Legal contingencies (see note 10)	1,000	-	4,200	-
	$4,657	$(126)	$11,044	$66

10.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  Listed below are certain matters pending against the Company and/or its subsidiaries for which the potential exposure is considered material to the Company’s consolidated financial statements.  Management believes the Company has substantial defenses to the claims made, as well as insurance coverage above certain limits, and intends to vigorously defend these matters.

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom, in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The Company has accrued $3.5 million in gains, losses and other expenses during the nine months ended December 31, 2013 as its estimate of the probable loss associated with this matter.  The Company cannot estimate the range of reasonably possible additional loss.

The founders of GoDigital, a subsidiary of the Company, sued the Company in Brazil contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company brought an action against the founders of GoDigital in the courts of Delaware contending, among other things, that under the contractually agreed upon choice of law of Delaware, that there is no legal basis for the claims of GoDigital related to the earnout. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment based upon the performance of the business over a two-year period of time. During the quarter ended December 31, 2013, the Company entered into a settlement agreement under which it purchased the founders’ remaining holdings for $1.3 million.  The Company recorded $0.7 million in gains, losses and other expenses during the quarter ended September 30, 2013 for the amount of the settlement which represents a settlement expense.  The remaining $0.6 million of the settlement represented the purchase price for the founders’ remaining 30% interest in GoDigital (see note 2).

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 27 years of $127.1 million.

In connection with a certain building, the Company previously entered into a 50/50 joint venture with a local real estate developer.  The Company was guaranteeing a portion of the loan for the building.  The guaranteed amount was collateralized by real property.  During the quarter ended December 31, 2013, the joint venture sold the real property.  Therefore the debt and the related guarantee were extinguished (see note 4).  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2013 the Company’s maximum potential future payments under this guarantee were $1.6 million.

11.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  During the quarter ended December 31, 2013, the Company recognized approximately $3.1 million of previously unrecognized tax benefits related to certain tax credits due to the expiration of the related statute of limitations.  The effect was to reduce tax expense for both the quarter and nine months ended December 31, 2013.  The anticipated effective tax rate for fiscal 2014, including this reduction, is approximately 33%.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2013, the estimated fair value of long-term debt approximates its carrying value.

Derivative instruments included in other accrued expenses - The carrying value is adjusted to fair value through other, net on the statement of operations at each balance sheet date.  The fair value is determined from an interest-rate futures model.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,606	$-	$-	$14,606
Total assets	$14,606	$-	$-	$14,606

Liabilities:
Other accrued expenses	$-	$73	$-	$73
Total liabilities	$-	$73	$-	$73

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

As announced in fiscal 2012 we continue to significantly invest in product innovation which management believes will help drive revenue growth for the remainder of fiscal 2014 and beyond.  The Company launched the Acxiom Audience Operating System (AOS) on September 24, 2013.  The AOS is an innovative new technology that powers more effective marketing decisions through better data, valuable insights and powerful applications.  It presents marketers with a comprehensive view of their audiences and allows one-to-one marketing capabilities at scale across all channels and devices.  The Company also recently launched a new consumer portal, AboutTheData.com, which is the first online consumer portal which allows individuals to view and update marketing data that Acxiom’s clients use for digital marketing.

Notable results and events of the quarter ended December 31, 2013 are identified below.

•	Revenue of $277.9 million, a 1.7% increase from $273.1 million in the same quarter a year ago.

•
Total operating expenses of $258.1 million, a 4.8% increase from $246.2 million in the same quarter a year ago.  Total operating expenses include restructuring charges and loss contingency accruals of $4.7 million recorded in gains, losses and other items, net and business separation expenses of $4.9 million recorded in selling, general and administrative expenses.

•	Income from operations of $19.8 million, representing a 7.1% operating margin, compared to $26.9 million, representing a 9.8% operating margin, in the same quarter a year ago.

•
Net earnings of $15.1 million, or $0.19 per diluted share, compared to net earnings of $14.5 million, or $0.19 per diluted share, in the same quarter a year ago.  Other income includes a $2.6 million gain on the Company’s investment in a real estate joint venture.  A tax-related adjustment positively impacted earnings by approximately $0.04 per share.

•	The Company refinanced its debt facility to consist of a $300 million term loan and a $300 million revolving credit facility. The revolving credit facility remains undrawn.

•
Cash provided by financing activities was $110.8 million, compared to cash used of $22.4 million in the same quarter a year ago.  Financing activities include $80.6 million net proceeds from debt refinancing, $50.5 million in proceeds from sale of stock under options and warrants, and $13.8 million in payments to acquire common shares as part of the Company’s common stock repurchase program.

•	The Company acquired the remaining noncontrolling interest in Acxiom Brazil for $0.6 million.

•	The Company announced an initiative to reduce annual operating costs and expenses by roughly $20 to $30 million over the next six to twelve months.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended December 31, 2013.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the quarter ended December 31			For the nine months ended December 31
	2013	2012	% Change	2013	2012	% Change
Revenues	$277,873	$273,102	2%	$820,337	$822,228	(0%)
Total operating costs and expenses	258,093	246,204	5%	756,854	739,698	2%
Income from operations	$19,780	$26,898	(26%)	$63,483	$82,530	(23%)
Diluted earnings per share attributable to Acxiom stockholders	$0.19	$0.19	0%	$0.50	$0.58	(14%)

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):

	For the quarter ended December 31			For the nine months ended December 31
	2013	2012	% Change	2013	2012	% Change
Marketing and data services	$206,662	$195,146	6%	$595,407	$586,230	2%
IT Infrastructure management services	62,099	69,916	(11%)	198,309	210,267	(6%)
Other services	9,112	8,040	13%	26,621	25,731	4%
Total revenue	$277,873	$273,102	2%	$820,337	$822,228	(0%)

Total revenue increased 1.7%, or $4.8 million, to $277.9 million in the quarter ended December 31, 2013 from $273.1 million in the same quarter a year ago.  For the nine months ended December 31, 2013 total revenue was $820.3 million, a $1.9 million, or 0.2%, decrease from $822.2 million during the same period a year ago.

Marketing and data services (MDS) revenue for the quarter ended December 31, 2013 was $206.7 million, an $11.5 million, or 5.9%, increase from the same quarter a year ago.   On a geographic basis, International MDS revenue increased $1.8 million, or 6.2%, while U.S. MDS revenue increased $9.7 million, or 5.8%, when compared to the same quarter a year ago.  International MDS revenue had increases in Europe, Australia, and China, which were partially offset by a decrease in Brazil.  For U.S. MDS revenue, a decrease in the Automotive industry ($1.1 million) from volume reductions was offset by increases in the Financial Services ($2.8 million), Retail ($3.3 million), Technology ($1.7 million), and Broker/Reseller ($2.2 million) industries from new business and volume increases.  By line of business, MDS revenue increases in Marketing Management ($10.9 million or 13.1%) and Consumer Insights ($3.2 million or 6.3%) were partially offset by decreases in Data Management ($2.5 million or 8.2%) and E-mail and Agency services ($1.4 million or 7.4%).  The Marketing Management increase resulted primarily from increases in existing accounts and new business.  Data Management was impacted by lower project activity in the U.S., Europe and Australia.

MDS revenue for the nine months ended December 31, 2013 was $595.4 million, a $9.2 million, or 1.6%, increase from the same period a year ago.   On a geographic basis, International MDS revenue decreased $0.4 million, or 0.4%, and U.S. MDS revenue increased $9.6 million, or 1.9%, when compared to the same period a year ago.  International MDS revenue decreases of $2.8 million were primarily the result of lower transaction volume in Europe and Australia and were partially offset by increases in China and Brazil MDS revenue.  U.S. MDS revenue increases in the Financial Services ($3.9 million), Retail ($5.5 million), and Technology ($1.7 million) industries were partially offset by decreases in the Broker/Reseller ($2.4 million) and Automotive ($0.7 million) industries from volume and project reductions.  By line of business, MDS revenue increases in Marketing Management ($16.0 million or 6.4%) and Consulting ($1.4 million or 4.3%) were partially offset by decreases in Data Management ($4.3 million or 4.9%) and E-mail and Agency services ($4.0 million or 6.9%).  The Marketing Management and Consulting increases resulted primarily from increases in existing accounts and new business.  Data Management was impacted by lower project activity in the U.S., Europe and Australia and Email and Agency services were impacted by lost business.

IT Infrastructure Management (IM) revenue for the quarter ended December 31, 2013 was $62.1 million, a $7.8 million, or 11.2% decrease from the same quarter a year ago.  IM revenue for the nine months ended December 31, 2013 was $198.3 million, a $12.0 million, or 5.7% decrease from the same period a year ago.  IM revenue included termination fees of $0.6 million and $5.9 million in the quarter and nine-month period, respectively, from customers that are winding down their contractual relationship with the Company.  Excluding impact of the termination fees, the IM revenue decreases in both the quarter and nine-month period resulted from lower project revenue and lost business.  The Company has received notifications of client contract terminations from certain IM clients in addition to those previously disclosed in its 2013 annual report.  The Company expects to record fiscal 2014 revenue for IM customers that have given notice of termination of between $65 and $70 million, including the termination fees, as many of these terminations are not effective immediately and there are termination penalties associated with some of them.  The customer terminations have impacted the current reporting period revenue and the impact is expected to increase during the remainder of fiscal 2014 and into fiscal 2015.

Other services (OS) revenue for the quarter ended December 31, 2013 was $9.1 million, a $1.1 million increase from the same quarter a year ago.  OS revenue for the nine months ended December 31, 2013 was $26.6 million, a $0.9 million increase from the same period a year ago.  Revenue from the UK fulfillment operation increased $1.7 million and $4.4 million from new business during the quarter and nine-month period ended December 31, 2013, respectively.  The Company has completed transition of all risk customers previously included in the OS segment to a third-party partner as a part of the exit from that business.  As a result, OS revenue decreased $0.6 million and $3.5 million during the quarter and nine-month period ended December 31, 2013, respectively.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):

	For the quarter ended December 31			For the nine months ended December 31
	2013	2012	% Change	2013	2012	% Change
Cost of revenue	$210,053	$208,848	1%	$621,953	$627,323	(1%)
Selling, general and administrative	43,383	37,482	16%	123,857	112,309	10%
Gains, losses and other items, net,	4,657	(126)		11,044	66
Total operations costs and expenses	$258,093	$246,204	5%	$756,854	$739,698	2%

Cost of revenue was $210.1 million for the quarter ended December 31, 2013, a $1.2 million, or 0.6%, increase when compared to the same quarter a year ago.  Gross margins increased from 23.5% to 24.4% between the two comparable periods.  Margins were impacted by a $1.2 million improvement in OS gross margins resulting from the Company’s exit from the U.S. risk business.  U.S. gross margins increased slightly from 24.6% to 24.7% and International gross margins increased from 16.7% to 22.4%. U.S. margins benefitted from the OS margin increase but were offset by increased investment spending (data and engineering) in the MDS segment.  International margins benefitted from revenue increases in Europe and Australia.

Cost of revenue was $622.0 million for the nine months ended December 31, 2012, a $5.4 million, or 0.9%, decrease from the same period a year ago.   Gross margins increased from 23.7% to 24.2% between the two comparable periods.  Margins were impacted by a $3.6 million improvement in OS gross margins resulting from the Company’s exit from the U.S. risk business.  Margins also improved from the positive impact of the IM termination fee revenue.  U.S. gross margins increased from 24.9% to 25.5% and International gross margins increased from 15.7% to 16.0%. U.S. margins benefitted from the OS margin increase and improving IM margins but were partially offset by increased investment spending (data and engineering) in the MDS segment.  International margins benefitted from revenue increases in Europe and Australia.

Selling, general, and administrative (SG&A) expenses were $43.4 million for the quarter ended December 31, 2013, a $5.9 million, or 15.7%, increase when compared to the same quarter a year ago.  SG&A included $4.9 million of costs associated with separating shared operations of the MDS and IM operating segments. Excluding these separation costs, SG&A expense increased $1.0 million, or 2.7%.   As a percentage of total revenue, and excluding the separation costs, SG&A expenses were 13.9% compared to 13.7% a year ago.  The increase primarily resulted from higher legal fees.

SG&A expenses were $123.9 million for the nine months ended December 31, 2013, an $11.5 million, or 10.3%, increase when compared to the same period a year ago.  The current period SG&A included $7.1 million of costs associated

with separating the MDS and IM operating segments. Excluding these separation costs, SG&A expense increased $4.4 million, or 4.0%.   As a percentage of total revenue, and excluding the separation costs, SG&A expenses were 14.2% compared to 13.7% a year ago.  The increase primarily resulted from higher legal fees and other consulting expenses.

The Company continues to develop and execute plans to create operating independence between its operating segments.  As the Company executes these plans, it is likely to continue to incur incremental outside consulting and other third-party expenses to create formal documentation of intercompany agreements and to separate IT and network operations.

Gains, losses and other items, net was $4.7 million and $11.0 million for the quarter and nine months ended December 31, 2013, respectively. The current-year quarter included restructuring charges and adjustments of $3.7 million and a $1.0 million loss contingency accrual.  The current-year nine-month period included restructuring charges and adjustments of $6.8 million, of which $4.4 million related to termination of associates in the United States, Australia, China, and Europe and $2.5 million related to a lease accrual, and loss contingency accruals of $4.2 million.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit margin by segment for each of the periods presented (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2013	2012	2013	2012
Operating profit and profit margin:
Marketing and data services	$22,518	$18,186	$51,189	$59,151
	10.9%	9.3%	8.6%	10.1%
IT Infrastructure management services	$6,316	$9,622	$29,044	$26,973
	10.2%	13.8%	14.6%	12.8%
Other services	$500	$(1,036)	$1,377	$(3,528)
	5.5%	(12.9%)	5.2%	(13.7%)
Corporate	$(9,554)	$126	$(18,127)	$(66)
Total operating profit	$19,780	$26,898	$63,483	$82,530
Total operating profit margin	7.1%	9.8%	7.7%	10.0%

MDS income from operations was $22.5 million, a 10.9% margin, for the quarter ended December 31, 2013 compared to $18.2 million, a 9.3% margin, for the same quarter a year ago.  Margins in the U.S. declined from 12.0% to 11.5% and International operations improved from a slight loss to a 7.8% margin between the two comparable periods.  The U.S. margin decrease primarily resulted from costs associated with additional personnel and data costs required to support investment initiatives.  International operating margin increases primarily resulted from revenue increases in Europe.

MDS income from operations was $51.2 million, an 8.6% margin, for the nine months ended December 31, 2013 compared to $59.2 million, a 10.1% margin, for the same period a year ago.  Margins in the U.S. declined from 12.8% to 10.5% and International operating losses decreased from $5.1 million to $2.6 million between the two comparable periods.  The U.S. margin decrease primarily resulted from costs associated with additional personnel and data costs required to support investment initiatives and higher levels of general and administrative costs in the current fiscal year.  Decreases in International operating losses primarily resulted from improvements in Brazil and China that were partially offset by increased losses in Europe.

IM income from operations was $6.3 million, a 10.2% margin, for the quarter ended December 31, 2013 compared to $9.6 million, a 13.8% margin, for the same quarter a year ago. IM income from operations was $29.0 million, a 14.6% margin, for the nine months ended December 31, 2013 compared to $27.0 million, a 12.8% margin, for the same period a year ago.   IM margins declined in the current-year quarter as a result of revenue decreases from lost business.  IM margins benefited from termination fee revenue in the current-year nine-month period.

OS income from operations was $0.5 million for the quarter ended December 31, 2013 compared to a loss of $1.0 million in the same quarter a year ago. OS income from operations was $1.4 million for the nine months ended December 31, 2013 compared to a loss of $3.5 million in the same period a year ago.   The improvement resulted from the Company’s exit from the risk business which lost $1.2 million and $4.7 million in the quarter and nine months ended December 31, 2012, respectively.

Corporate loss from operations was $9.6 million and $18.1 million in the quarter and nine months ended December 31, 2013, respectively.  The losses consist of the restructuring charges and legal contingency costs recorded in gains, losses and other items, net and the business segment separation costs included in selling, general and administrative expense on the consolidated statement of operations.

Management announced in November 2013 an initiative to reduce its annual operating costs and expenses by roughly $20 to $30 million over the next six to twelve months.  These reductions will not impact the Company’s ongoing investment in the AOS or continued investment in innovation.  The initiative seeks to improve the Company’s performance by simplifying the Company’s management structure, centralizing duplicative efforts, and standardizing work flows.  The components of the restructuring program are not finalized and actual total savings and timing may vary from those estimated due to changes in the scope or assumptions underlying the restructuring program.  The Company to date has taken steps to realize approximately $15 million in annualized cost reductions.

Other Expense, Income Taxes and Other Items
Interest expense was $3.1 million for the quarter ended December 31, 2013 compared to $3.2 million for the same quarter a year ago.  Interest expense was $9.1 million for the nine months ended December 31, 2013 compared to $9.7 million for the same period a year ago.  On October 9, 2013, the Company refinanced its prior credit agreement.  As a result, the average term loan balance increased approximately $72 million and the average interest rate decreased approximately 75 basis points causing interest expense to increase slightly during the quarter ended December 31, 2013 when compared to the same quarter a year ago.  During the nine months ended December 31, 2013, the average term loan balance increased approximately $20 million and the average interest rate decreased approximately 40 basis points causing interest expense to remain flat when compared to the same period a year ago.  Interest expense on other debt, such as capital leases, declined over both comparable periods.

Other income was $1.5 million for the quarter ended December 31, 2013 compared to $0.6 million in the same quarter a year ago.  Other income was $1.2 million for the nine months ended December 31, 2013.  Other income is primarily from foreign currency transaction gains and losses in both periods.  In addition, during the quarter ended December 31, 2013, the Company recorded a $2.6 million gain from its investment in a real estate joint venture and $0.7 million in accelerated deferred debt costs as a result of refinancing its term loan agreement.

The effective tax rate for the quarter ended December 31, 2013 was 17.0% compared to 40.5% for the same quarter a year ago.  During the current quarter, the Company recognized approximately $3.1 million of previously unrecognized tax benefits related to certain tax credits due to the expiration of the related statute of limitations.  Excluding the $3.1 million income tax reserve adjustment, the effective tax rate for the quarter ended December 31, 2013 would have been 34.1%.    The effective tax rate for the nine months ended December 31, 2013 was 31.6% compared to 39.5% in the same period a year ago.  Excluding the $3.1 million income tax reserve adjustment, the effective tax rate for the nine months ended December 31, 2013 would have been 37.2%.  The current-year effective tax rate is impacted by research and development credits reenacted in the fourth quarter of fiscal 2013.  All period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary.  During the quarter ended December 31, 2013, the Company acquired the remaining noncontrolling interest in Acxiom Brazil.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2013 totaled $389.6 million, a $153.0 million increase when compared to $236.5 million at March 31, 2013.  Total current assets increased $156.2 million primarily from increases in cash and cash equivalents of $157.9 million and trade accounts receivable, net of $9.0 million, partially offset by decreases in refundable income taxes of $5.8 million and other current assets of $5.5 million.  Current liabilities increased $3.2 million primarily from increases in current installments of long-term debt of $9.5 million, other accrued expenses of $7.1 million, deferred revenue of $8.8 million and income taxes of $1.1 million, partially offset by decreases in trade accounts payable of $12.2 million and accrued payroll and related expenses of $11.1 million.  The increase in cash and cash equivalents is primarily due to the proceeds of the new term loan, as well as proceeds from stock option exercises.

The Company’s cash is primarily located in the United States.  Approximately $15.3 million of the total cash balance of $380.9 million, or approximately 4.0%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 56 days at December 31, 2013 compared to 52 days at March 31, 2013, and is calculated as follows (dollars in thousands):

	December 31, 2013	March 31, 2013
Numerator – trade accounts receivable, net	$168,931	$159,882
Denominator:
Quarter revenue	277,873	277,131
Number of days in quarter	92	90
Average daily revenue	$3,020	$3,079
Days sales outstanding	56	52

Net cash provided by operating activities was $121.1 million for the nine months ended December 31, 2013, compared to $75.9 million in the same period a year ago.  The $45.2 million increase primarily resulted from favorable working capital changes related to accounts receivable, net ($15.5 million), other assets ($6.0 million), deferred revenue ($19.4 million), and accounts payable and other liabilities ($20.1 million), partially offset by a $13.5 million decrease in depreciation and amortization.

Investing activities used $45.0 million in cash during the nine months ended December 31, 2013 compared to $41.6 million in the same period a year ago.  Current year investing activities include capital expenditures ($24.9 million), capitalization of software ($19.1 million), data acquisition costs ($4.7 million), and cash proceeds from the Company’s investment in a real estate join venture ($3.6 million).  Excluding the impact of the $3.6 million investment proceeds, the $7.0 million increase from the prior year primarily results from a $5.9 million increase in capitalization of software due to the Company’s ongoing investment in innovation.

Financing activities provided $81.3 million in cash during the nine months ended December 31, 2013.  During the quarter ended December 31, 2013, the Company refinanced its term loan debt, resulting in net proceeds of $80.6 million.  Financing activities include other payments of debt of $15.2 million and acquisition of treasury stock of $52.7 million, offset by $69.1 million in proceeds from the sale of common stock, which are primarily related to the exercise of employee stock options.  The payments of debt include capital lease and installment credit payments of $8.3 million and other debt payments of $6.9 million.  The acquisition of treasury stock consists of payments of $52.7 million for 2.0 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  Under the Company’s common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014.  Through December 31, 2013, the Company has purchased a total of 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the program.

Non-cash investing and financing activities included acquisition of property and equipment under capital leases and installment payment arrangements of $2.2 million in the prior-year nine-month period.  Future payments under these arrangements will be reflected as debt payments.

Credit and Debt Facilities
On October 9, 2013, the Company refinanced its prior credit agreement.  On that day, the Company borrowed $300 million of the new term loan and used the proceeds to pay off the prior $215 million term loan balance in its entirety along with $4.4 million in fees related to the new credit agreement.  The remaining proceeds will be used for other general corporate purposes.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants, default, and acceleration provisions.

As of December 31, 2013, the Company’s newly amended and restated credit agreement provided for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan agreement is payable in quarterly installments of $3.8 million through September 2014, followed by quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2013, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at December 31, 2013 or March 31, 2013.  The weighted-average interest rate on term loan borrowings at December 31, 2013 was 2.2%.  Outstanding letters of credit at December 31, 2013 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2013, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 25, 2011, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread of 3.0% on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2013 was .24%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan. On October 9, 2013, the Company voluntarily de-designated this hedging relationship as a result of the full prepayment of the related term loan.  The hedge will remain de-designated until its maturity on January 27, 2014.  The fair market value of the derivative was zero at inception.  At December 31, 2013, the derivative had a fair value loss of $0.1 million which was recorded in other, net in the statement of operations with an offset recorded to other accrued expenses.   The Company has assessed the creditworthiness of the counterparty of the derivative and concludes that no substantial risk of default exists as of December 31, 2013.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2013 the Company’s maximum potential future payments under this guarantee were $1.6 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2013.   The table does not include the future payment of gross unrealized tax benefit liabilities of $2.1 million or the future payment, if any, against the Company’s interest rate swap liability of $0.1 million as the Company is not able to predict the periods in which these payments will be made. The column for 2014 represents the three months ending March 31, 2014.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Term loan	$3,750	$22,500	$30,000	$30,000	$37,500	$172,500	$296,250
Capital lease and installment payment obligations	1,464	3,971	926	1,001	1,157	5,935	14,454
Other long-term debt	514	2,097	2,168	2,243	2,320	3,293	12,635
Total long-term obligations	5,728	28,568	33,094	33,244	40,977	181,728	323,339
Operating lease payments	6,416	20,492	16,869	16,231	14,181	52,951	127,140
Total contractual cash obligations	$12,144	$49,060	$49,963	$49,475	$55,158	$234,679	$450,479

	For the years ending March 31
	2014	2015	2016	2017	2018	Thereafter	Total
Total purchase commitments	$34,401	$51,182	$34,955	$20,286	$2,352	$1,257	$144,433

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2014 of $2.8 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2013 (dollars in thousands):

Lease guarantee	$1,642
Outstanding letters of credit	2,238
Surety bonds	420

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  In some cases, the Company also licenses software and sells hardware to clients.  In addition, new outsourcing or facilities management contracts frequently require substantial up-front capital expenditures to acquire or replace existing assets.  Management believes that the Company’s existing available debt and cash flow from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	statements containing a projection of revenues, expenses, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•	statements regarding plans to continue making significant investments in product development;

•	management’s belief that increased product investment will drive revenue growth in fiscal 2014 and beyond;

•	statements regarding the Company’s cost reduction efforts and related cost savings;

•	management’s plan to create operating independence between its operating segments;

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2013 Annual Report and those described from time to time in our future reports filed with the SEC;

•	the possibility that we will not be able to achieve anticipated cost reductions and avoid unanticipated costs in a timely manner or at all;

•	the possibility that unusual or infrequent charges may be incurred;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets (including goodwill) may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we will not be able to properly motivate our sales force or other associates;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bears interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $150 million of its floating-rate debt.  The swap agreement expires January 27, 2014 and has not been replaced.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2013 and March 31, 2013, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and legal matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.  Listed below are certain matters pending against the Company and/or its subsidiaries for which the potential exposure is considered material.  While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc., a Colorado corporation and subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The Company intends to vigorously dispute the allegations.

On February 10, 2012, the founders of GoDigital Tecnologia E Participacoes, Ltda., a Brazilian entity and subsidiary of the Company (“GoDigital”), filed suit against the Company in the Lower Civil Court of the Judicial District of Porto Alegre, Brazil, contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment (also known as an “earnout”) based upon the performance of GoDigital over a two-year period of time. The founders were seeking compensatory damages.  The Company has brought an action against the founders of GoDigital in the courts of Delaware asserting that Delaware law controls the parties’ relationship, that under Delaware law it is clear that the claims asserted against Acxiom in the Brazil action are without merit, that the founders of GoDigital misrepresented the value of the business by not properly advising Acxiom of a material adverse change in the business prior to closing and that the founders were unjustly enriched.  During the quarter ended December 31, 2013, the Company entered into a settlement agreement under which it purchased the founders’ remaining holdings and settled all issues related to these suits for $1.3 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13 – 10/31/13	0	n/a	0	$21,249,362
11/1/13 – 11/30/13	0	n/a	0	71,249,362
12/1/13 – 12/31/13	378,600	36.52	378,600	57,423,742
Total	378,600	36.52	378,600	$57,423,742

The repurchases listed above were made pursuant to a repurchase program adopted by the board of directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, and again on November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million worth of its common stock through the period ending

November 18, 2014.  During the nine months ended December 31, 2013, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  Through December 31, 2013, the Company had repurchased 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the stock repurchase program.

Item 6.     Exhibits

(a)           The following exhibits are filed with this Report:

10.1
Fifth Amended and Restated Credit Agreement dated as of October 9, 2013 among Acxiom Corporation, a Delaware Corporation, the lenders party thereto and JP Morgan Chase Bank, N.A. (previously filed on
October 15, 2013, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2013, and
March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2013 and 2012,  (iii) Condensed Consolidated Statements of Operations for the Nine Months
ended December 31, 2013 and 2012,  (iv) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended December 31, 2013 and 2012, (v) Condensed Consolidated Statements of
Comprehensive Income for the Nine Months ended December 31, 2013 and 2012,   (vi) Condensed Consolidated Statement of Equity for the Nine Months ended December 31, 2013, (vii) Condensed Consolidated
Statements of Cash Flows for the Nine Months ended December 31, 2013 and 2012, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  February 7, 2014

By: /s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Fifth Amended and Restated Credit Agreement dated as of October 9, 2013 among Acxiom Corporation, a Delaware Corporation, the lenders party thereto and JP Morgan Chase Bank, N.A. (previously filed on October 15, 2013, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

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
32.2
Certification of Chief Financial Officer and Executive Vice President (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31,
2013, and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2013 and 2012,  (iii) Condensed Consolidated Statements of Operations for
the Nine Months ended December 31, 2013 and 2012,  (iv) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended December 31, 2013 and 2012, (v) Condensed
Consolidated Statements of Comprehensive Income for the Nine Months ended December 31, 2013 and 2012,   (vi) Condensed Consolidated Statement of Equity for the Nine Months ended December
31, 2013, (vii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2013 and 2012, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.