Form 10-K
period 2014-03-31
ACXIOM CORP
filed 2014-05-28
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1,794,901,680.  (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 23, 2014, was 76,955,136.

   Table of Contents                                                                                                                                          Page

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) of Acxiom Corporation (“Acxiom,” the “Company,” “we” or “us”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).  Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 601 East Third Street, P.O. Box 8190, Little Rock, AR 72203-8190.  Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, Governance/Nominating, and Technology & Innovation Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 – F-21 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA.   These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•
Marketing and data services is our largest business segment.  In this business, we help our clients:  connect and analyze online, offline, customer and partner data to help organizations better know their customers; connect and personalize customer experiences – across channels and partners, and over time – to help organizations better engage their customers; connect partners via a “safe haven” (a privacy-compliant environment that allows advertisers and partners to responsibly shield sensitive information across multiple media channels); manage their audience distribution to optimize media spend and provide consumers with better experiences and access to the things that matter most to them.  This focus is grounded in our belief that better connections enable marketing that is more effective, drives greater customer value and improves margins.  The range of capabilities we provide includes:  data sourcing; data activation via analytics, integration and enhancement; the building and managing of customer marketing databases; partner integration; and the application of insights to the range of business applications that our clients’ value.  Also included within Marketing and data services is the execution of e-mail and mobile marketing campaigns for our clients. Our offerings span technology, applications and tools, analytics and consulting.

•
Our IT Infrastructure management segment provides mainframe, server hosting and cloud computing services.  We have unique experience hosting complex, processing-intensive database environments and maintaining a highly secure IT environment.

•	The Other services segment includes our U.K. fulfillment business – providing outsourced call-center operations e-mail fulfillment.

Market Growth Drivers

Empowered consumers have virtually unlimited choices and information creating new opportunities for engagement and value.  But today’s technologically advanced communications can be disruptive to consumers’ loyalty and brands’ profit margin performance.  In response, we believe organizations need to develop and control insight about their customers.  They need multidimensional insight – intelligence refined across all relevant data signals – and an audience operating system to activate and evaluate the signals at scale.

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

1.
Delivering Innovation – We are investing in product innovation that enables one-to-one marketing at scale with privacy compliance.  In response to what we view as the market’s needs, we are investing in, (a) improving the quality and usability of data, (b) transforming data into insights, and (c) Audience Operating System®, which connects data, experiences and partners.  We believe these innovations are meaningful both to existing and new clients and partners.

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

Our ten largest clients represented approximately 38% of our revenue in fiscal year 2014 but no single client accounted for more than 10% of our revenues as a whole.

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

Research and Development

Consistent with the plan announced in fiscal 2012, the Company significantly increased the level of product investment in fiscal 2013 and fiscal 2014.  Total engineering investment (research and development expense plus capitalization of software) was $48.1 million in fiscal 2014, compared to $31.6 million in fiscal 2013 and $10.8 million in 2012.  Management expects to maintain an increased emphasis on product development during fiscal 2015.

Business Segments

We report segment information consistent with the way we internally disaggregate our operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

Our business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  During fiscal 2014 the Company realigned its business segments to better reflect the way management assesses the business.  The E-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  The Marketing and data services segment now includes our global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, the Marketing Management Services (including the Audience Operating System) and  E-mail Fulfillment and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists solely of the U.K. fulfillment business.

We evaluate performance of the segments based on segment operating income, which excludes certain impairments,  gains, losses and other items, as well as certain business separation expenses.  Information concerning the financial results of our fiscal year 2014 business segments is included in note 17 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

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

Different types of competitors have different core competencies and assets that they bring to bear. We compete for both broad-based and specific solutions.  Our competitors can vary depending on the type of solution we are competing for.  Generally, competition is based on the quality and reliability of the offering, whether the strategy will deliver the desired business results for the client, historical success and market presence.  Competition for more granular offerings is based on variables that are more specific.  With regard to products in our core data services business, for example, we compete with two types of firms:  data providers and list providers.  Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that our clients need, and, to a lesser extent, pricing.

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

Other Services – Competition for our U.K. fulfillment business comes from both in-house call centers as well as from other out-sourced call centers.  Competition is based primarily on range of offering, reliability, agility/responsiveness to client needs and price.

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

Employees

Acxiom employs approximately 5,555 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management’s knowledge, approximately 20 associates are elected members of work councils or trade unions representing Acxiom associates in the European Union. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 46, joined the Company in 2011 as its chief executive officer and president.  He currently serves on and chairs the Executive Committee of the Board.  Prior to joining Acxiom, he served as corporate vice president of Microsoft Advertising Business Group from 2007 – 2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  In 2010 he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows.  Mr. Howe was employed from 1999 - 2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (one of the top two applications for enterprise software for advertising).  Earlier in his career, he was with The Boston Consulting Group and Kidder,

Peabody & Company, Inc.  He serves as a director of Blue Nile, Inc. (NASDAQ:  NILE), a leading online retailer of diamonds and fine jewelry, and of the Center for Medical Weight Loss.  Mr. Howe served as a director of Geeknet (NASDAQ:  GKNT) from 2007 – 2010 and is a former director of the Internet Advertising Bureau (IAB) and Turn, Inc, a digital advertising company.   He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 57, is the Company’s Chief Financial Officer & Executive Vice President.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom’s financial management.  Prior to joining Acxiom, he served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades including Amazon.com, NBC and Electronic Arts.  In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers, acquisitions and in the development and formulation of strategic partnerships.  His board experience includes Digital Globe (NYSE: DIG), Tapjoy, Intematix, California State Summer School of the Arts, and Marshall School of Business at the University of Southern California.  Mr. Jenson received both an undergraduate degree in Accounting and a Master of Accountancy from Brigham Young University.

Nada C. Stirratt, age 48, is the Company’s Chief Revenue Officer & Executive Vice President.  She joined Acxiom in 2012 and is responsible for leading Global Client Services, which includes sales, account management, delivery, operations and consulting across the globe.  Prior to joining Acxiom, she served for two years as chief revenue officer at MySpace, where she led global sales, strategy and advertising operations.  Previously, Ms. Stirratt served for three years as executive vice president of digital advertising at MTV Networks, where she successfully led the company’s aggressive expansion into the digital advertising arena across all properties, overseeing advertising sales, strategy and operations.  Earlier in her career, she was senior vice president and general manager of advertising sales at Advertising.com and also held senior positions with some of the world’s most well-known brands, including AOL, Moviefone, Hearst Publications and Condé Nast.  Ms. Stirratt holds a bachelor’s degree in advertising from the University of Illinois.

Philip L. Mui, age 42, is the Company’s Chief Product and Engineering Officer & Executive Vice President.  He joined Acxiom in 2012 and is responsible for leading the strategic direction, development and management of Acxiom’s global product management and engineering functions.  He also has a decisive role in guiding Acxiom’s renewed investment in research and development.  Before joining Acxiom, he was employed by Google for over six years, most recently as group product manager for Google Analytics.  He also led the development of an annotation infrastructure that underlies Google+, Google Maps Reviews and Ratings, and Google Bookmarks, among other Google products.  Prior to Google, he served in leadership or engineering roles at Stanford Functional Genomics Facility, Oracle Corporation, Microsoft Corporation, Lycos Inc., and a London-based display ads startup.  Dr. Mui has a Ph.D., M.Eng., and S.B. (EECS) from MIT where he was a Whitaker Fellow, Harvard/MIT Health Sciences and Technology Fellow, and National Institute of Health/NLM Fellow.  He also has an M.Phil. (Management) from Oxford University where he was a Marshall Scholar.

Jerry C. Jones, age 58, is the Company’s Chief Ethics and Legal Officer, Executive Vice President & Assistant Secretary.  He joined Acxiom in 1999, oversees legal and privacy matters and assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Agilysys, Inc. (NASD: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves as chair of the Audit Committee and is a member of the Nominating and Governance Committee.  He also serves on the University of Arkansas at Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization comprised of 93 former Presidents and Prime Ministers of 62 democratic countries.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Jennifer B. Compton, age 41, is the Company’s Senior Vice President – Human Resources.  Ms. Compton leads strategic planning and execution in all areas of human resources, including organizational development and effectiveness, talent acquisition, talent management and employee relations.  She joined Acxiom in 2000 as a corporate attorney for employment matters, having most recently served as Vice President of Human Resources and Director of Employment Compliance until her promotion to Senior Vice President – Human Resources in November 2012.  Before joining Acxiom, she was counsel for Fairfield Communities, Inc. in Little Rock, Arkansas, where she was responsible for regulatory and employment compliance.  Ms. Compton graduated summa cum laude with a bachelor’s degree in psychology from the University of Arkansas and with high honors from the University of Arkansas School of Law.  She is a licensed attorney in the state of Arkansas.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.

If the Company’s leadership is unsuccessful in implementing our business strategy or if our new investments and business initiatives are not successful, the Company’s financial condition could be adversely affected.

Since 2011, we have experienced significant changes in our executive leadership, including the appointment of Chief Executive Officer Scott Howe, Chief Financial Officer Warren Jenson, Chief Revenue Officer Nada Stirratt, and Chief Product and Engineering Officer Phil Mui.  Under the Company’s executive leadership, we launched an aggressive growth strategy that includes, among other things, accelerated investment in product development, which began in fiscal 2013 and continued in fiscal 2014.  See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.   These investments in product development, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services.   If the Company is not successful in creating value from these investments, the investments and lack of new product sales could have a negative impact on the Company’s operating results and financial condition.

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

Our business requires the storage, transmission and utilization of personally identifiable data, much of which must be maintained on a confidential basis.  Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access by third parties.  In recent years there has been an increasing number of high profile security breaches at other companies, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attacks targeting information technology systems.  Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems.  We believe we have taken adequate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.  Furthermore, we face increasing cyber security risks as we receive and collect data from new sources, such as social media, and as we and our customers continue to develop and operate in cloud-based information technology environments.    In the event that our protection efforts are unsuccessful and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm.  Such a security breach could result in operation disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues.  Also, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data.  Further, we could be forced to expend significant Company resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations.  In any event, a significant security breach could materially harm our business, financial condition and operating results.

Our customers, suppliers and other partners are primarily responsible for the security of their information technology environments, and we rely heavily on them and other third parties to supply clean data content and/or to utilize our products and services in a secure manner. All of these third parties also face risks relating to cyber security, which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ cyber security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaw in or breaches to their systems, which could materially impact our business, operations and financial results.

Changes in legislative, judicial, regulatory, or cultural environments relating to information collection and use may limit our ability to collect and use data.  Such developments could cause revenues to decline, increase the cost and availability of data and adversely affect the demand for our products and services.

In the U.S., both Congress and the legislatures of various states have recently focused their attention on matters concerning the collection and use of consumer data.  Restrictions are often placed on the use of data upon the occurrence of unanticipated events that rapidly drive the adoption of legislation or regulation.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data.  In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is presently contemplated.  For example, new data protection regulations currently being considered by the European Union (“EU”) legislative bodies propose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to non-EU countries, reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms.   In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data.  In Europe the reverse is true.  If the European model were to be adopted in the U.S., less data would be available and the cost of data would be higher.  Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.

Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace.   See “Item 1. Business – Privacy Considerations” in this Form 10-K.  Any unfavorable publicity or negative public perception about us, our industry or even our competitors can affect our business and results of operations.  For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry  for its collection, storage and use of personal data.  This public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business and operating results.

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

Each of our business segments faces significant competition in all of its offerings and within each of its markets.  See “Item 1. Business - Competition” in this Form 10-K.   Our competitors for Marketing and data services include database marketing services providers, DMPs (Data Management Platforms), data companies and data distributors, some of whom may have significantly greater financial, technical, marketing or other resources allocated to serving customers.  Other types of companies such as technology consultants, business process outsourcers, analytics consultants and management consultants participate to a lesser extent in portions of our market space.  Additionally, we compete with the in-house IT departments of some of our existing and prospective clients that have developed or are developing the in-house capacity to perform the services we provide.  Our competitors for IT Infrastructure management include managed IT and full-service cloud providers, and our competitors for Other services include in-house call centers and other outsourced call centers.  Maintaining technological competitiveness in our data products, processing functionality, software systems and services, continually improving our current processes, and developing and introducing new products and services are necessary to maintain our competitive position.  If we fail to do so, we could lose clients to current or future competitors, which could result in decreased revenues, net income and earnings per share.

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

The reliability of our solutions is dependent upon the integrity and quality of the data in our database.  A failure in the integrity of our database, whether inadvertently or through the actions of a third party, or a reduction in the quality of our data could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, anonymous, consumer-powered data through our Enterprise Data Management Platform. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data if we are to maintain our competitive position and retain our clients’ confidence.  Failure to do so could result in significant harm to our reputation and growth prospects, as well as a loss of revenue.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 38% of our revenue in fiscal year 2014, but no single client accounted for more than 10% of the revenues of the Company as a whole.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

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

Our balance sheet includes significant amounts of goodwill, and we have experienced goodwill impairment charges in the past. The impairment of a significant portion of this asset would negatively affect our business, financial condition, and results of operations.

Goodwill is a significant portion of our total assets. Goodwill accounted for approximately 27% of the total assets on our balance sheet as of March 31, 2014. We may not realize the full carrying value of our goodwill. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write off the impaired portion of goodwill, resulting in a charge to our earnings. An impairment of a significant portion of goodwill could have a material adverse effect on our operating results and financial condition.

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

Postal rate increases are expected to continue.  The most recent increase in the U.S. was announced in September 2013 and became effective in January 2014.  As postal costs continue to rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.  The concerns of direct mailers are further exacerbated by the on-going financial struggles of the United States Postal Service (“USPS”).  In recent years, the USPS has incurred significant financial losses and may, as a result, implement significant changes to the breadth or frequency of its mail delivery.  In 2011, the USPS announced its plan to cut billions of dollars in operating costs by 2015 in hopes of returning to profitability.   The proposed cuts have included, among other things, consolidation of the USPS’ mail processing network and changes to the USPS’ service standards for market-dominant mail products.  While the USPS announced in January 2014 that it was postponing the next phase of its network consolidation and the corresponding service standard changes, these ongoing changes are expected to increase mail processing time and slow delivery frequency, which in turn may decrease marketers and the general public’s willingness to continue to use traditional mail, which may negatively impact our direct mail clients and thus the Company’s revenue derived from our traditional direct marketing business.  Additionally, those in the traditional direct mail business, as well as the USPS, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the USPS will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces, which may negatively impact the Company’s revenue derived from our traditional direct marketing business.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  We also have operations in Europe, Asia-Pacific and South America.  In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  In fiscal year 2015 we anticipate opening a new office in Austin, Texas and relocating the Foster City, California employees to a larger office in Redwood City, California. The table below sets forth the location, form of ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Marketing and Data Services, IT Infrastructure Management
Little Rock, Arkansas	Two buildings held in fee	Principal executive offices; office space; data center	Marketing and Data Services, IT Infrastructure Management
Foster City, California	Lease	Office space	Marketing and Data Services
Downers Grove, Illinois	Lease	Data center; office space	Marketing and Data Services, IT Infrastructure Management
Southfield, Michigan	Lease	Office space	Marketing and Data Services
New York, New York	Lease	Office space	Marketing and Data Services, IT Infrastructure Management
Memphis, Tennessee	Lease	Office space	Marketing and Data Services
Nashville, Tennessee	Lease	Office space	Marketing and Data Services

Location	Held	Use	Business Segment
Europe:
London, England	Lease	Office space	Marketing and Data Services
Normanton, England	Lease	Data center; office space	Marketing and Data Services
Sunderland, England	Two leased offices	Data center; fulfillment service center; office space; warehouse space	Marketing and Data Services; Other Services
Paris, France	Lease	Data center; office space	Marketing and Data Services
Frankfurt, Germany	Lease	Office space	Marketing and Data Services
Munich, Germany	Lease	Office space	Marketing and Data Services
Gdansk, Poland	Lease	Office space	Marketing and Data Services
Warsaw, Poland	Lease	Office space	Marketing and Data Services
Australia:
Sydney, Australia	Lease	Office space	Marketing and Data Services
China:
Shanghai, China	Lease	Office space	Marketing and Data Services
Nantong, China	Lease	Data center; office space	Marketing and Data Services

South America:

Porto Alegre, Brazil	Lease	Office space	Marketing and Data Services
Sao Paulo, Brazil	Lease	Office space	Marketing and Data Services

Item 3.  Legal Proceedings

The Company is involved in various claims and legal matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.  Listed below is a matter pending against the Company and its subsidiary for which the potential exposure is considered material.  While the ultimate results of this matter cannot be determined, it is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc. (now known as Acxiom Identity Solutions, LLC, a Colorado limited liability company), a subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs.  The parties have reached a tentative settlement agreement and the Company has accrued $3.7 million as its estimate of the probable loss associated with this matter.  The Company believes the chances of additional loss are remote.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on the NASDAQ Global Select Market and trade under the symbol ACXM.  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by NASDAQ Online for each quarter in fiscal 2014 and 2013.

Fiscal 2014	High	Low
Fourth Quarter	$ 39.30	$ 32.01
Third Quarter	38.71	28.29
Second Quarter	29.26	22.89
First Quarter	22.99	18.41

Fiscal 2013	High	Low
Fourth Quarter	$ 20.46	$ 16.43
Third Quarter	18.98	16.18
Second Quarter	18.99	15.13
First Quarter	15.14	12.66

Holders

As of May 23, 2014 the approximate number of record holders of the Company’s common stock was 1,500.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below matches Acxiom Corporation's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2009 to March 31, 2014.

	3/09	3/10	3/11	3/12	3/13	3/14

Acxiom Corporation	100.00	242.43	193.92	198.38	275.68	464.80
NASDAQ Composite	100.00	158.32	185.39	210.13	226.02	296.17
NASDAQ Computer & Data Processing	100.00	158.57	176.14	199.59	205.39	288.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/14 – 1/31/14	0	n/a	0	$57,423,742
2/1/14 – 2/28/14	0	n/a	0	57,423,742
3/1/14 – 3/31/14	0	n/a	0	57,423,742
Total	0	n/a	0	$57,423,742

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on the following dates:  December 5, 2011, May 24, 2012, February 5, 2013, and November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250 million worth of its common stock through the period ending November 18, 2014.  Through March 31, 2014, the Company had repurchased 12.3 million shares of its stock for $192.6 million.

Item 6.   Selected Financial Data

For information pertaining to selected financial data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pp. F-3 – F-21, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both March 31, 2014 and 2013, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-22 and F-24, respectively, and are incorporated by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The Acxiom Board of Directors has adopted a code of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  A copy of this code of ethics is posted on Acxiom’s website at www.acxiom.com under the Corporate Governance section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2014 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in Acxiom's 2014 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2013 (March 31, 2013):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,317,4121	$20.63	4,999,457
Equity compensation plans not approved by shareholders	221,1062	13.74	47,500
Total	4,538,518	$20.30	5,046,957

1	This figure represents stock options issued under shareholder-approved stock option plans, of which 3,669 options were assumed in connection with our acquisitions of Digital Impact, Inc. in 2006.
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

The remaining information required by this item appears under the heading “Stock Ownership” in Acxiom's 2014 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in Acxiom's 2014 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2014 Proxy Statement, which information is incorporated herein by reference.

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

Page
Reports of Independent Registered Public Accounting Firm	F-23 - F-24

Consolidated Balance Sheets as of March 31, 2014 and 2013	F-25

Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012	F-26

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2014, 2013, and 2012	F-27

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012	F-28

Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	F-29 - F-30

Notes to the Consolidated Financial Statements	F-31 - F-60

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

10.1
2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated June 24, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10.2
Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10.3
Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.1 to Acxiom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference)

10.4
Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, Commission File No. 0-13163, and incorporated herein by reference)

10.5
2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10(g) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File No. 0-13163, and incorporated herein by reference)

10.6	2010 Executive Officer Severance Policy, as amended (previously filed on May 27, 2014, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.7
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.8
Form of Performance Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.9
Form of Stock Option Grant Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.4 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.10
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.5 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.11
General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10.12
Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.13
Fifth Amended and Restated Credit Agreement dated as of October 9, 2013, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on October 15, 2013, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.14
Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as Owner Trustee under the AC Trust 2001-1 (“Assignor”) and Acxiom Corporation, assigning all of Assignor’s rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.15
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2011 (previously filed on July 27, 2011 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.16
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2014 (previously filed on May 27, 2014 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.17
Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of January 11, 2012 (previously filed on January 11, 2012 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.18
Employment Offer Letter dated January 30, 2012, between Acxiom Corporation and Nada C. Stirratt (previously filed as Exhibit 10.23 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.19
Employment Offer Letter dated April 19, 2012, between Acxiom Corporation and Philip L. Mui (previously filed as Exhibit 10.24 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.20	Deferred Compensation Plan between Acxiom Corporation and Philip L. Mui dated as of March 31, 2014

10.21
Form of director indemnity agreement (previously filed as Exhibit 10(x) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File No. 0-13163, and incorporated herein by reference)

10.22
Form of officer and director indemnity agreement (previously filed as Appendix C to Acxiom Corporation’s Proxy Statement dated January 22, 1987, Commission File No. 0-13163, and incorporated herein by reference)

10.23
Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009  (previously filed as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.24
First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.25
Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.26
First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

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

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2014, 2013 and 2012; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 28, 2014	By:	/s/Warren C. Jenson
Warren C. Jenson Chief Financial Officer & Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

John L. Battelle*	Director	May 28, 2014
John L. Battelle

Timothy R. Cadogan*	Director	May 28, 2014
Timothy R. Cadogan

William T. Dillard II*	Director	May 28, 2014
William T. Dillard II

Richard P. Fox*	Director	May 28, 2014
Richard P. Fox

Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	May 28, 2014
Jerry D. Gramaglia

Ann Die Hasselmo*	Director	May 28, 2014
Ann Die Hasselmo

William J. Henderson*	Director	May 28, 2014
William J. Henderson

Scott E. Howe*	Director, CEO & President (principal executive officer)	May 28, 2014
Scott E. Howe

Clark M. Kokich*	Director	May 28, 2014
Clark M. Kokich

/s/Warren C. Jenson	Chief Financial Officer & Executive Vice President (principal financial and accounting officer)	May 28, 2014
Warren C. Jenson

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2014

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-22
Reports of Independent Registered Public Accounting Firm	F-23
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2014 and 2013	F-25
Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012	F-26
Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2014, 2013 and 2012	F-27
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012	F-28
Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	F-29
Notes to the Consolidated Financial Statements	F-31

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Years ended March 31,	2014	2013	2012	2011	2010
Statement of operations data:
Revenue	$1,097,545	$1,099,359	$1,130,624	$1,113,755	$1,063,598
Net earnings (loss) from continuing operations	$8,803	$57,119	$37,617	$(31,838)	$43,427
Net earnings from discontinued operations, net of tax	-	-	33,899	3,396	732
Net earnings (loss)	$8,803	$57,119	$71,516	$(28,442)	$44,159
Net earnings (loss) attributable to Acxiom	$8,863	$57,607	$77,263	$(23,147)	$44,549
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.12	$0.76	$0.47	$(0.40)	$0.55
Net earnings from discontinued operations	-	-	0.43	0.04	0.01
Net earnings (loss)	$0.12	$0.76	$0.90	$(0.36)	$0.56
Net earnings (loss) attributable to Acxiom	$0.12	$0.77	$0.97	$(0.29)	$0.56
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.11	$0.75	$0.47	$(0.40)	$0.54
Net earnings from discontinued operations	-	-	0.42	0.04	0.01
Net earnings (loss)	$0.11	$0.75	$0.89	$(0.36)	$0.55
Net earnings (loss) attributable to Acxiom	$0.12	$0.75	$0.96	$(0.29)	$0.56
Cash dividend per common share	$-	$-	$-	$-	$-

As of March 31,	2014	2013	2012	2011	2010
Balance sheet data:
Current assets	$665,525	$461,096	$472,005	$480,276	$458,705
Current liabilities	$249,469	$224,576	$256,401	$229,494	$255,056
Total assets	$1,323,301	$1,187,706	$1,232,777	$1,306,625	$1,363,420
Long-term debt, excluding current installments	$289,043	$237,400	$251,886	$394,260	$458,629
Total equity	$682,857	$619,368	$611,855	$591,033	$578,497

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

During fiscal 2014, the Company realigned its business segments to better reflect the way management assesses the business.  The e-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  Our business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System), and E-mail Fulfillment and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists solely of the UK fulfillment business.   The results of all prior periods reported are adjusted to reflect segment reporting on a consistent basis.  The segment results do not include any inter-company transactions.  Additionally, items reported as impairment expense or gains, losses, and other items, net on the consolidated statement of operations as well as selling, general and administrative costs associated with separating the Marketing and data services and IT Infrastructure businesses are excluded from segment results.

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

As announced in fiscal 2012 we continue to significantly invest in product innovation which management believes will help drive revenue growth for fiscal 2015 and beyond.  The Company launched the Acxiom Audience Operating System (AOS) on September 24, 2013.  The AOS is an innovative new technology that powers more effective marketing decisions through better data, valuable insights and powerful applications.  It presents marketers with a comprehensive view of their audiences and allows one-to-one marketing capabilities at scale across all channels and devices.  The Company also recently launched a new consumer portal, AboutTheData.com, which is the first online consumer portal which allows individuals to view and update marketing data that Acxiom’s clients use for digital marketing.

In fiscal 2014 we substantially completed the internal separation of our Marketing and data services unit from our IT Infrastructure management services unit and are now focused on the continued growth of Marketing and data services.

A summary of the most recently completed fiscal year is presented below.

•	Revenue of $1.098 billion, which is flat compared to $1.099 billion in the prior fiscal year.

•	Income from operations was $48.3 million compared to $102.7 million in the prior fiscal year.

•	Total operating expenses were $1,049 million compared to $997 million in the prior fiscal year.

•
The Company recorded $28.8 million in impairment charges related to goodwill and certain other long-lived assets related to the European Marketing and data services reporting unit and the Other services reporting unit.

•	The Company recorded $22.1 million of legal accruals and restructuring charges and adjustments in gains, losses and other items, net.

•	Operating expenses include $14.0 million of separation and transformation costs associated with separating the Marketing and data services and IT Infrastructure management businesses.

•	Diluted earnings per share from continuing operations was $0.12 compared to $0.75 in the prior fiscal year.

•	Operating cash flow was $165.0 million compared to $150.1 million in the prior fiscal year.

•	The Company refinanced its debt facility to consist of a $300 million term loan and a $300 million revolving credit facility.

•	The Company acquired $52.7 million of its stock as part of a stock repurchase program.

•	The Company acquired the remaining noncontrolling interest in Acxiom Brazil for $0.6 million.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2014.  However, this summary is not intended to be a full discussion of the Company’s 2014 fiscal year.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Recent Developments

Subsequent to March 31, 2014, the Company announced its intent to acquire privately-held LiveRamp, Inc., a leading service provider for onboarding customer data into digital marketing applications, for approximately $310 million in cash.  The transaction, which is subject to customary closing conditions, is expected to close mid-summer.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2014 is presented below (dollars in millions, except per share amounts):
	2014	2013	2012	% Change 2014-2013	% Change 2013-2012
Revenues	$1,097.5	$1,099.4	$1,130.6	-	(3)%
Total operating costs and expenses	1,049.2	996.7	1,045.0	5%	(5)
Income from operations	$48.3	$102.7	$85.6	(53)%	20%
Diluted earnings (loss) per share attributable to Acxiom stockholders	$0.12	$0.75	$0.96	(84)%	(22)%

Revenues
The following table presents the Company’s revenue for each of the years in the three-year period ended March 31, 2014 (dollars in millions):
	2014	2013	2012	% Change 2014-2013	% Change 2013-2012
Revenues
Marketing and data services	$805.1	$788.7	$798.8	2%	(1)%
IT Infrastructure management services	257.1	275.5	291.5	(7)	(6)
Other services	35.3	35.2	40.3	-	(13)
Total revenues	$1,097.5	$1,099.4	$1,130.6	-	(3)%

Total revenue remained relatively flat at $1,097.5 million in fiscal 2014, a $1.8 million decrease from fiscal 2013.  Revenue in fiscal 2014 was impacted by an $18.3 million decrease in the IT Infrastructure management services segment which was partially offset by a $16.4 million increase in the Marketing and data services segment.

Total revenue decreased 2.8%, or $31.3 million, to $1,099.4 million in fiscal 2013.  Revenue in fiscal 2012 included $1.3 million related to the disposed MENA operations.  Excluding the impact of the disposed operation and the unfavorable impact of foreign currency translation of $4.1 million, revenue decreased 2.3% in fiscal 2013.

Marketing and data services (MDS) revenue increased $16.4 million, or 2.1%, to $805.1 million in fiscal 2014.  On a geographic basis, International MDS revenue decreased $1.2 million, or 1.1%, and U.S. MDS revenue increased $17.6 million, or 2.6%.  International MDS revenue decreased $2.4 million in Europe and Australia primarily due to decreased revenue volumes from existing customers and lost business, partially offset by revenue increases in China.  The increase in U.S. MDS revenue primarily resulted from increases in business activity in the Financial Services ($6.9 million), Retail ($7.7 million), and Technology ($6.6 million) industries, partially offset by volume and project revenue decreases in the Information Management and Automotive industries.

By lines of business, MDS revenue increases in fiscal 2014 in Marketing Management ($25.7 million, or 7.8%) and Consumer Insight Solutions ($3.4 million, or 1.6%) were partially offset by decreases in CDI ($8.3 million, or 6.8%) and E-mail Fulfillment and Agency Services ($5.0 million, or 6.6%).  The CDI revenue decrease primarily resulted from lower project revenue in the U.S., Brazil, and Australia.  The E-mail Fulfillment and Agency Services revenue decrease primarily resulted from lost business.  The increase in Marketing Management resulted primarily from revenue increases from existing customers and new business that was closed in fiscal 2013.  Marketing Management also benefitted from hardware sales and contract termination fees of approximately $7.5 million.

MDS revenue decreased $10.1 million, or 1.3%, to $788.7 million in fiscal 2013.  On a geographic basis, International MDS revenue decreased $16.5 million, or 12.7%, and U.S. MDS revenue increased $6.4 million, or 1.0%.  Excluding the impact of unfavorable foreign currency translation, International MDS revenue decreased $12.9 million primarily due to decreased revenue volumes from existing customers and lost business in Europe and Australia.  The increase in U.S. MDS revenue primarily resulted from new business and one-time project revenues in the Financial Services, Technology, and Travel industries offset by a $9.5 million revenue decrease in the Healthcare industry resulting from the termination of a contract.

By lines of business, the MDS revenue increase in fiscal 2013 in Marketing Management ($12.4 million, or 3.8%) was offset by decreases in CDI and Consumer Insight Solutions ($16.4 million, or 4.7%) and Email Fulfillment and Agency Services ($6.7 million, or 8.1%).  The CDI revenue decrease resulted from the expiration of a Healthcare industry contract.  The Consumer Insight Solutions revenue decline resulted from decreases in Europe and Australia.  E-mail Fulfillment and Agency Services were impacted by a lost contract.

IT Infrastructure management services (IM) revenue decreased $18.3 million, or 6.7%, to $257.1 million in fiscal 2014.  The IM revenue decrease primarily resulted from decreases in project revenue from existing customers and contract losses.  The decrease was partially offset by $6.0 million of contract termination fees.

 IM revenue decreased $16.0 million, or 5.5%, to $275.5 million in fiscal 2013.  IM revenue decreased $15.6 million as a result of the loss of a large contract during the third quarter of fiscal 2012.  IM revenue also decreased from a contract renegotiation and lower project work with existing customers during the fourth quarter of fiscal 2013.

During the past year, the Company has received notices of termination from five existing customers in the IM segment.  These customers represented approximately $69 million in revenue in fiscal 2014.  The Company expects to recognize revenue of approximately $9 million from these contracts in fiscal 2015.

Other services (OS) revenue remained relatively flat at $35.3 million in fiscal 2014, a $0.1 million increase from fiscal 2013.  Revenue in the UK fulfillment operation increased $4.1 million from new business but was substantially offset by a $3.9 million revenue decrease resulting from the Company transitioning U.S. Risk customers to a third-party partner as part of the plan to exit that line of business.

OS revenue decreased $5.2 million, or 12.8%, to $35.2 million in fiscal 2013.  Excluding the impact of the MENA disposal in fiscal 2012, OS revenue decreased approximately $3.8 million.  The Company transitioned Risk customers to a third-party partner as part of the plan to exit that line of business, resulting in a $5.9 million revenue decrease.  The decrease was partially offset by a $2.1 million increase in UK fulfillment operation revenue from new business.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2014 (dollars in millions):
	2014	2013	2012	% Change 2014-2013	% Change 2013-2012
Cost of revenue	$829.0	$840.7	$857.5	(1)%	(2)%
Selling, general and administrative	169.3	154.0	157.1	10	(2)
Impairment of goodwill and other assets	28.8	-	17.8	100	(100)
Gains, losses and other items, net	22.1	2.0	12.6	988	(84)
Total operating costs and expenses	$1,049.2	$996.7	$1,045.0	5%	(5)%

Cost of revenue decreased 1.4%, or $11.6 million, to $829.0 million in fiscal 2014.  Gross margins increased from 23.5% in fiscal 2013 to 24.5% in fiscal 2014.  Gross margins were impacted by improvements in OS gross margins resulting from the Company’s exit from the Risk line of business and the positive impact of IM termination fee revenue.  U.S. gross margins increased from 24.5% to 25.4% and International gross margins increased from 17.4% to 18.5%.  U.S. MDS gross margins decreased approximately 120 basis points from the impact of increased data and engineering investment spending that was partially offset by improved efficiencies.

Cost of revenue decreased 2.0%, or $16.9 million, to $840.7 million in fiscal 2013.  Gross margins decreased from 24.2% in fiscal 2012 to 23.5% in fiscal 2013.  Gross margins were impacted by higher costs of delivery and investments in data in the U.S. MDS business which was partially offset by improving IM gross margins and the impact of International cost reduction actions taken in the fourth quarter of fiscal 2012.  U.S. gross margins decreased from 25.4% to 24.5%, and International gross margins increased from 15.3% to 17.4% despite decreased revenue due to the cost reduction actions in International markets.

Selling, general and administrative (SGA) expense  was $169.3 million for the year ended March 31, 2014 representing a $15.2 million, or 9.9%, increase over the prior year.  Fiscal 2014 included $14.0 million of expenses related to separating the MDS and IM businesses.  Excluding these separation expenses, SGA expense, as a percent of total revenue, was 14.2% compared to 14.0% a year earlier.  That increase primarily results from higher facility costs and other consulting expenses.

The Company continues to execute its plans to create operating independence between its operating segments.  As the Company executes these plans, it is likely to continue to incur incremental outside consulting and other third-party expenses to create formal documentation of intercompany agreements and to separate IT and network operations.

Selling, general and administrative expense  was $154.0 million for the year ended March 31, 2013 representing a $3.1 million, or 2.0%, decrease over the prior year.  As a percent of total revenue, these expenses were 14.0% compared to 13.9% a year earlier.  Lower selling expense in the U.S. from cost reductions and lower commissions, as well as International costs reductions, were offset by increased incentive and non-cash compensation and legal expenses.

Impairment of goodwill and other assets was $28.8 million for the year ended March 31, 2014.  During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the recoverability of the goodwill associated with its European Marketing and data services reporting unit and its Other services reporting unit.  The triggering event was the initiation of a restructuring of the European Marketing and data services unit.  The restructuring includes exiting the analog paper survey business in Europe.  The triggering event related to the Other services reporting unit was a potential exit from that business.  In addition to testing goodwill, the Company also tested certain other long-lived assets in those units for impairment.  The results of the two-step test indicated complete impairment of the goodwill in both of the units as well as impairment for certain other long-lived assets.  The amount of impairment for the European Marketing and data services unit was $24.9 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the Other services unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment.

Impairment of goodwill and other assets was $17.8 million for the year ended March 31, 2012.  During the third quarter of fiscal 2012, management determined that results for the Brazil operation were likely to be significantly lower than had been projected in the goodwill recoverability test that was performed as of April 1, 2011.  Management further determined that the failure of the Brazil operation to meet expectations, combined with the expectation that future budget projections would also be lowered, constituted a triggering event requiring an interim goodwill impairment test.  In conjunction with the interim goodwill impairment test, management also tested for impairment all other intangible assets other than goodwill associated with the Brazil operation.  This test was performed during the third quarter of fiscal 2012, resulting in a total impairment charge of $17.8 million, of which $13.8 million was recorded as impairment of goodwill and $4.0 million was recorded as impairment of other intangible assets.  In addition, the $2.6 million earn-out liability relating to the Brazil acquisition was reduced to zero as there was no future expectation of an earn-out payment.  The reduction of the earn-out liability is reflected as a credit to gains, losses and other items, net.

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2014	2013	2012
Restructuring plan charges and adjustments	$17,810	$2,894	$12,778
Legal contingencies	4,202	-	-
Earnout liability adjustment	-	-	(2,598)
Other	84	(884)	2,458
	$22,096	$2,010	$12,638

Gains, losses and other items, net was $22.1 million in fiscal 2014.  The Company recorded a total of $17.8 million in restructuring charges and adjustments which included $14.0 million of severance and other charges related to the termination of associates in the United States, Australia, China, and Europe and lease accruals of $3.8 million. The Company also recorded loss contingency accruals and charges of $4.2 million.

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

The following table summarizes the balances that were accrued for restructuring plans discussed above, as well as the changes in those balances during the years ended March 31, 2012, 2013 and 2014 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
March 31, 2011	$5,562	$9,542	$15,104
Restructuring charges and adjustments	10,126	2,652	12,778
Payments	(6,091)	(1,145)	(7,236)
March 31, 2012	$9,597	$11,049	$20,646
Restructuring charges and adjustments	2,836	58	2,894
Payments	(8,744)	(2,086)	(10,830)
March 31, 2013	$3,689	$9,021	$12,710
Restructuring charges and adjustments	14,014	3,796	17,810
Payments	(11,161)	(2,600)	(13,761)
March 31, 2014	$6,542	$10,217	$16,759

Operating Profit and Profit Margins
The following table presents the Company’s income from operations and operating profit margin by segment for each of the years in the three-year period ended March 31, 2014 (dollars in thousands):

	2014	2013	2012
Operating profit and profit margin:
Marketing and data services	$78,433	$80,017	$95,173
	9.7%	10.1%	11.9%

IT Infrastructure management services	$32,847	$29,330	$24,970
	12.8%	10.6%	8.6%

Other services	$1,941	$(4,618)	$(4,139)
	5.5%	(13.1)%	(10.3)%

Corporate	$(64,937)	$(2,010)	$(30,441)

Total income from operations	$48,284	$102,719	$85,563
Total operating profit margin	4.4%	9.3%	7.6%

Fiscal 2014 operating margins were 4.4% compared to 9.3% in fiscal 2013.  Fiscal 2014 operating costs and expenses were $1,049 million which included $64.9 million of unusual items compared to $2.0 million of unusual items in fiscal 2013.  Current year unusual items included $14.0 million of business separation and transformation expenses included in SGA expenses, $22.1 million of restructuring charges and legal contingency accruals included in gains, losses and other items, net,  and $28.8 million of impairment charges included in impairment of goodwill and other assets.  Excluding the unusual items in both periods, operating expenses were $984.3 million in fiscal 2014, a $10.4 million, or 1.0%, decline from $994.6 million in fiscal 2013.  Excluding the unusual items in both periods, operating margins increased from 9.5% to 10.3%.

Fiscal 2013 operating margins were 9.3% compared to 7.6% in fiscal 2012.  Fiscal 2013 operating margin improvement primarily results from the $28.4 million decrease in impairment of goodwill and other intangibles and gains, losses and other items, net from the prior year.

MDS income from operations was $78.4 million, a 9.7% margin, in fiscal 2014 compared to $80.0 million, a 10.1% margin in fiscal 2013.  Margins in the U.S. declined from 12.3% to 11.3% and International operating income was flat between the two comparable periods.  The U.S. margin decrease primarily resulted from costs associated with additional personnel and data costs required to support investment initiatives that were partially offset by the impact of cost reductions as part of the Company’s operating cost and expense reduction initiative announced in November 2013. International operating improvements primarily resulted from improvements in Brazil, Australia, and China that were partially offset by increased losses in Europe.

MDS income from operations was $80.0 million, a 10.1% margin, in fiscal 2013 compared to $95.2 million, an 11.9% margin, in fiscal 2012.  MDS margins declined primarily due to investment initiatives both in client relationships and products.

IM income from operations was $32.8 million, a 12.8% margin, in fiscal 2014 compared to $29.3 million, a 10.6% margin, in fiscal 2013, and $25.0 million, an 8.6% margin in fiscal 2012.  IM margins benefited from termination fee revenue in fiscal 2014.  IM margins improved in fiscal 2013, when compared to 2012, due to ongoing efficiency improvements.

OS income from operations was $1.9 million in fiscal 2014 compared to losses of $4.6 million in fiscal 2013 and $4.1 million in fiscal 2012.   The improvement in fiscal 2014 resulted from the Company’s exit from the risk business which lost $6.6 million in fiscal 2013.  The disposal of the MENA business in 2012 improved 2013 income from operations by $1.0 million.  Additionally, increased profit from the UK fulfillment business in 2013 was offset by a $2.7 million increased loss in the U.S. risk business.

Corporate loss from operations was $64.9 million in fiscal 2014, $2.0 million in fiscal 2013, and $30.4 million in fiscal 2012.   The losses for each period consist of items reported as impairment of goodwill and other assets and gains, losses and other items, net and the business separation and transformation expenses included in selling, general and administrative expense on the consolidated statement of operations.

Management announced in November 2013 an initiative to reduce its annual operating costs and expenses by roughly $20 to $30 million over the following six to twelve months.  This effort is substantially completed.  These reductions will not impact the Company’s ongoing investment in the AOS or continued investment in innovation.  The initiative seeks to improve the Company’s performance by simplifying the Company’s management structure, centralizing duplicative efforts, and standardizing work flows.

Other Income (Expense), Income Taxes and Other Items
Interest expense was $11.7 million in fiscal 2014, a decrease of $1.0 million from $12.7 million in fiscal 2013.  The decrease primarily results from lower interest on capital leases and other borrowings.  Interest expense on the Company’s term loan remained flat compared to the prior fiscal year.  During fiscal 2014, the Company refinanced its debt facility and as a result, the average term loan balance increased approximately $34 million and the average interest rate decreased approximately 60 basis points.

Interest expense was $12.7 million in fiscal 2013, a decrease of $4.8 million from $17.4 million in fiscal 2012.  The decrease primarily relates to the reduction in outstanding borrowing under the Company’s term loan.  In addition, approximately $1.3 million in interest expense in fiscal 2012 related to accelerated amortization of deferred debt costs due to loan prepayments.  The term loan average balance declined approximately $50 million and the average interest rate decreased approximately 12 basis points.  Interest on other debt, such as capital leases, also declined.

Other income was $1.8 million in fiscal 2014 compared to $0.2 million in fiscal 2013 and other expense of $1.4 million in fiscal 2012.  Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.  In addition, during fiscal 2014, the Company recorded a $2.6 million gain from its investment in a real estate joint venture and $0.7 million in accelerated deferred debt costs as a result of refinancing its term loan agreement.

The effective tax rate was 77.1% for 2014, compared to 36.7% in the 2013.  Fiscal 2014 income taxes include $7.7 million of expense related to increasing valuation allowances for net operating loss carryforwards and deferred tax assets in France and the UK, offset by a $3.1 million income tax reserve adjustment resulting from expiration of certain statutes of limitations.  The effective tax rate was negatively impacted by the impairment charges for goodwill, which have no tax benefit.

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

Losses attributable to noncontrolling interest include the noncontrolling interest in the Company’s Brazilian subsidiary.  During fiscal 2014, the Company acquired the remaining noncontrolling interest in Acxiom Brazil.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital increased $179.5 million to $416.1 million at March 31, 2014 compared to $236.5 million at March 31, 2013.  Total current assets increased $204.4 million, resulting primarily from increases in cash of $195.6 million.  Current liabilities increased $24.9 million, primarily resulting from increases in current installments of long-term debt ($12.5 million), and deferred revenue ($6.4 million).

The Company’s cash is primarily located in the United States.  Approximately $22.2 million of the total cash balance of $418.6 million, or approximately 5.3%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Cash provided by operating activities was $165.0 million in fiscal 2014 compared to $150.1 million and $229.5 million in fiscal 2013 and 2012, respectively.  The $14.8 million increase in fiscal 2014 primarily resulted from positive changes in working capital, including a $35.8 million decrease in income tax payments, which were partially offset by lower earnings.  The $79.3 million decrease in fiscal 2013 operating cash flow primarily resulted from a $36.7 million increase in income tax payments, a decrease in customer prepayments (deferred revenue) of $22.7 million, and other changes in operating assets and liabilities.

Accounts receivable days sales outstanding (“DSO”) was 54 and 52 days at March 31, 2014 and 2013, respectively, and is calculated as follows (dollars in thousands):
	March 31, 2014	March 31, 2013
Numerator – trade accounts receivable, net	$167,169	$159,882
Denominator:
Quarter revenue	277,208	277,131
Number of days in quarter	90	90
Average daily revenue	$3,080	$3,079
Days sales outstanding	54	52

Investing activities used $68.2 million of cash in fiscal 2014 compared to $66.9 million in fiscal 2013 and cash provided of $3.4 million in fiscal 2012.  Fiscal 2014 investing activities included data acquisition costs of $7.7 million, capitalization of software of $24.5 million, and capital expenditures of $39.3 million.  Investing activities also included investment proceeds of $3.8 million related to the Company’s real estate joint venture and $0.5 million net cash paid for an acquisition.    Fiscal 2013 investing activities included $8.6 million of deferred data acquisition costs, $19.9 million of capitalized software costs, and $38.5 million of capital expenditures.  Fiscal 2012 investing activities reflected net cash received for disposal of operations of $72.4 million.  The cash received results from $73.5 million received for disposal of AISS operations, net of $1.1 million cash paid for disposal of MENA operations.  The cash inflow from the disposition of operations in fiscal 2012 was offset by other investing activity of $69.2 million.  Other investing activities included capitalized software development costs of $5.3 million, capital expenditures of $51.6 million, and data acquisition costs of $12.3 million.  Fiscal 2012 investing activities also reflected net cash paid for acquisitions of $0.3 million relating to earnout payments paid on acquisitions made in previous years.

Under the Company’s common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014.  During the fiscal year ended March 31, 2014, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  During the fiscal year ended March 31, 2013, the Company repurchased 4.6 million shares of its common stock for $71.7 million.  During the fiscal year ended March 31, 2012, the Company repurchased 5.8 million shares of its common stock for $68.2 million.  Through March 31, 2014, the Company has repurchased 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the stock repurchase program.  Cash paid for acquisition of treasury stock in the consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.

Financing activities provided $98.3 million of cash in fiscal 2014, compared to cash used of $89.2 million and $209.8 million in fiscal 2013 and 2012, respectively.  During fiscal 2014, the Company refinanced its term loan resulting in proceeds, net of fees, of $80.6 million.  Fiscal 2014 financing activities also included proceeds from the sale of common stock of $80.5 million and the tax impact of stock options, warrants, and restricted stock of $11.3 million offset by payments of debt of $20.9 million (excluding the $215.0 million prepayment of debt under the term loan refinancing) and acquisition of treasury stock as previously described of $52.7 million.

Fiscal 2013 financing activities included payments of debt of $26.9 million and acquisition of treasury stock of $74.4 million, offset by $12.0 million in proceeds from the sale of common stock.  Fiscal 2012 financing activities included payments of debt of $154.9 million and acquisition of treasury stock of $65.5 million, offset by $12.2 million in proceeds from the sale of common stock.  Debt payments included prepayments on the Company’s term loan of $125.0 million in fiscal 2012.

In fiscal years 2013 and 2012, the Company incurred debt to finance the acquisition of property and equipment.  The incurrence of this debt appears on the consolidated statements of cash flows under “supplemental cash flow information.”  Acquisitions under capital leases and installment payment arrangements were $2.2 million in fiscal 2013 and $11.2 million in 2012.  Payment of this debt in future periods will be reflected as a financing activity.  The Company has also included details of its debt payments within the “supplemental cash flow” information.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at March 31, 2014 or March 31, 2013.  The weighted-average interest rate on term loan borrowings at March 31, 2014 was 2.4%.  Outstanding letters of credit at March 31, 2014 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2012, the Company entered into an interest rate swap agreement.  The agreement provided for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  On October 9, 2013, the Company voluntarily de-designated this hedging relationship as a result of the full prepayment of the related term loan as described above.  The swap agreement matured on January 27, 2014.

On March 10, 2014, the Company entered into a new swap agreement.  The new agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2014 was 0.23%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2014, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.02 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2014.

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

Off-Balance Sheet Items and Commitments
In connection with a certain building, the Company previously entered into a 50/50 joint venture with a local real estate developer.  The Company was guaranteeing a portion of the loan for the building.  The guaranteed amount was collateralized by real property.  During fiscal 2014, the joint venture sold the real property.  Therefore the debt and the related guarantee were extinguished.  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At March 31, 2014, the Company’s maximum potential future payments under this guarantee were $1.5 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $2.2 million at March 31, 2014 and 2013.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2014 (dollars in thousands).  The table does not include the future payment of gross unrealized tax benefit liabilities of $2.1 million, as future payment of this liability is uncertain and the Company is not able to predict the periods in which the payments, if any, will be made (dollars in thousands):

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Term loan	$22,500	$30,000	$30,000	$37,500	$172,500	$-	$292,500
Capital lease and installment payment obligations	3,970	927	1,001	1,157	1,334	4,601	12,990
Other long-term debt	2,097	2,168	2,243	2,319	1,583	1,710	12,120
Total long-term debt	28,567	33,095	33,244	40,976	175,417	6,311	317,610
Operating lease payments	20,598	17,502	16,778	14,772	11,925	43,233	124,808
Total contractual cash obligations	$49,165	$50,597	$50,022	$55,748	$187,342	$49,544	$442,418

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Total purchase commitments	$70,138	$35,528	$22,054	$2,637	$520	$736	$131,613

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates interest payments on debt and capital leases for fiscal 2015 of $12.7 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2014 (dollars in thousands):

Lease guarantee	$1,518
Outstanding letters of credit	2,168
Surety bonds	420

Subsequent to March 31, 2014, the Company announced its proposed acquisition of LiveRamp, Inc. for $310 million in cash.  The Company expects to fund the acquisition using available cash balances.

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

To help accelerate the pace of product development, the Company has significantly increased the level of product investment.  Total engineering investment (research and development expense plus capitalization of software) was $48.1 million in fiscal 2014, compared to $31.6 million in 2013 and $10.8 million in 2012.  Notwithstanding the Company’s recently announced cost reduction efforts, the Company expects to continue to maintain investment spending, primarily for engineering and product management labor, capitalized software, and new data sources during fiscal 2015.

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

The value of the earnout was originally estimated at $3.6 million.  During fiscal 2011, the Company estimated the value of the earnout to have decreased by $1.1 million and recorded the adjustment in gains, losses and other items, net on the consolidated statement of operations.  During fiscal 2012, the Company adjusted the value of the earnout to zero through gains, losses and other items, since there was no expectation of an earnout payment.  During fiscal 2013, a final determination was made that no liability for earnout payment existed under the acquisition agreement.

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

During fiscal 2014, the Company acquired the balance of the outstanding equity interests it didn’t already own in GoDigital for $0.6 million.  As a result, the subsidiary is now wholly-owned and the Company reduced its $0.4 million carrying value of the noncontrolling interest to zero and adjusted its equity investment by $1.0 million in additional paid-in capital in the consolidated balance sheet.

Divestitures
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

The Company recorded a loss on the MENA disposal of $3.4 million in the statement of operations in fiscal 2012.  Of the $3.4 million loss, $2.5 million was recorded in gains, losses and other items, net and $0.9 million was recorded in net loss attributable to noncontrolling interest.  The deconsolidation of MENA in July 2011 resulted in the elimination of the accumulated deficit attributed to MENA from the Company’s consolidated statement of equity and comprehensive income of $0.9 million.  All goodwill associated with the MENA operations was impaired in the fourth quarter of fiscal 2011, therefore there was no goodwill allocated to the disposed operations.  The revenue associated with the MENA operations for fiscal 2011 was approximately $5.7 million.

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

•
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and global reach of the online marketplace.   Negative publicity and/or increased restrictions on the collection, management, aggregation and use of information could result in reduced demand for our products or services, decreased availability of certain kinds of data and/or a material increase in the cost of collecting certain kinds of data.

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

The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management’s best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP.  The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.  Management’s BESP is determined by considering multiple factors including actual contractual selling prices when the item is sold on a stand-alone basis, as well as market conditions, competition, internal costs, profit objectives and pricing practices.  The amount of revenue recognized for a delivered element is limited to an amount that is not contingent upon future delivery of additional products or services.  As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to BESP, or to the development of VSOE or TPE for individual products or services.  As a result, future revenue recognition for multiple-element arrangements could differ from recognition in the current period.  Our relative selling prices are analyzed on an annual basis or more frequently if we experience significant changes in selling prices.

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2014 was $47.7 million compared to $41.4 million at March 31, 2013.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in accounts receivable were $20.6 million and $20.0 million, respectively, at March 31, 2014 and 2013.

Software, Purchased Software Licenses, and Research and Development Costs – Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs following accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  The Company recorded amortization expense related to internally developed computer software of $9.7 million, $8.6 million, and $15.2 million for fiscal 2014, 2013, and 2012, respectively.  Additionally, research and development costs of $23.6 million, $11.7 million and $5.5 million were charged to cost of revenue in the consolidated statement of operations during 2014, 2013 and 2012, respectively.

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization of purchased software licenses of $7.1 million, $9.7 million and $13.5 million in 2014, 2013 and 2012, respectively.  Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.

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

During the quarter ended March 31, 2014, in conjunction with the goodwill impairment testing noted below, the Company also tested other long-lived assets in the affected units for impairment.  As a result of the review, the Company recorded impairment charges of $0.1 million in fiscal 2014 for purchased software licenses related to the Other services unit.  No software impairment charges were recorded during fiscal years 2013 or 2012.  At March 31, 2014, the Company’s most recent impairment analysis of its purchased and internally developed software indicates that no further impairment exists.  However, no assurance can be given that future analysis of the Company’s capitalized software will not result in an impairment charge.  Additionally, should future projected revenues not materialize and/or the cost of completing and disposing of software products significantly exceed the Company’s estimates, write-downs of purchased or internally developed software might be required up to and including the total carrying value of such software ($58.0 million at March 31, 2014).

Valuation of Long-Lived Assets– Long-lived assets and certain identifiable intangibles as well as equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers factors such as operating losses, declining outlooks, and business conditions when evaluating the necessity for an impairment analysis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell.

During the quarter ended March 31, 2014, in conjunction with the goodwill impairment testing noted below, the Company also tested other long-lived assets in the affected units for impairment.  As a result of the review, the Company recorded impairment charges of $4.6 million for data assets related to the European Marketing and data services unit and $0.9 million for other assets, primarily property and equipment, related to the Other services unit.

During the quarter ended December 31, 2011, in conjunction with the goodwill impairment testing noted below, the Company also tested certain intangible assets in the affected units for impairment.  As a result of the review, the Company recorded impairment charges of $4.0 million in fiscal 2012 for intangible assets related to the Brazil operation.

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

As a final test of the annual valuation results, the total of the values of the components is reconciled to the actual market value of Acxiom common stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the recoverability of goodwill associated with its European Marketing and data services reporting unit and its Other services reporting unit.  The triggering event was the initiation of a restructuring of the European Marketing and data services unit.  The restructuring includes exiting the analog paper survey business in Europe.  The triggering event related to the Other services reporting unit was a potential exit from that business.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in those units for impairment.  In the case of the Other services unit, the step one fair value indicated that all of the goodwill and other long-lived assets were impaired.  Therefore there was no need to perform detailed step two calculations in order to conclude that all of the goodwill and other long-lived assets of this unit should be written off.  In the case of the European Marketing and data services unit, the Company first tested certain data assets within the unit, and concluded that $4.6 million of these data assets were impaired and should be written off.  Then the Company performed step one of the two-step goodwill test, which indicated the goodwill was impaired.  Step two of the goodwill recoverability test required the Company to perform a hypothetical purchase price allocation, under which the estimated fair value was allocated to the unit’s tangible and intangible assets based on their estimated fair values.  This hypothetical purchase price allocation indicated that all of the unit’s goodwill should be written off.  The amount of impairment for the European Marketing and data services unit was $24.9 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the Other services unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment.

During the quarter ended March 31, 2013, triggering events occurred which required the Company to test the recoverability of goodwill in its European Marketing and data services unit for impairment.  The triggering events included the revision of the Company’s long-term projections in conjunction with the fiscal 2014 budget.  However, the results of the interim test indicated no impairment.

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

The test of recoverability is performed by comparing the carrying value of the asset to its undiscounted expected future cash flows.  If the review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying amount is written down to its estimated fair value.  Fair value is determined by an internally developed discounted projected cash flow analysis of the asset.

The total deferred costs at March 31, 2014 are $16.1 million.  Of that amount, $8.8 million relates to one customer.  If the Company were to determine that the amount from this customer is unrecoverable, the resulting write-down in carrying value could be material.

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

New Accounting Pronouncement –

In April 2014, the Financial Accounting Standards Board (FASB) issued an update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changes the requirements for determining whether a component is included in discontinued operations.  The update will be effective for Acxiom in fiscal 2016, with early application allowed.  Management does not expect a significant impact from implementation of this update.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2014.

KPMG LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an attestation report, appearing on the following page, regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
May 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited Acxiom Corporation’s (the Company) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2014, and our report dated May 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
May 28, 2014

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND 2013
(Dollars in thousands)
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$418,586	$222,974
Trade accounts receivable, net	167,169	159,882
Deferred income taxes	12,870	13,496
Refundable income taxes	11,535	5,809
Other current assets	55,365	58,935
Total current assets	665,525	461,096
Property and equipment, net of accumulated depreciation and amortization	216,906	230,752
Software, net of accumulated amortization of $230,161 in 2014 and $235,491 in 2013	39,425	24,471
Goodwill	358,384	381,129
Purchased software licenses, net of accumulated amortization of $263,228 in 2014 and $262,169 in 2013	18,584	23,604
Deferred costs, net	16,143	42,971
Data acquisition costs, net	4,502	10,631
Other assets, net	3,832	13,052
	$1,323,301	$1,187,706
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$28,567	$16,105
Trade accounts payable	36,183	35,786
Accrued expenses
Payroll	63,972	62,390
Other	72,762	68,270
Deferred revenue	47,744	41,388
Income taxes payable	241	637
Total current liabilities	249,469	224,576
Long-term debt	289,043	237,400
Deferred income taxes	90,226	94,918
Other liabilities	11,706	11,444
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 125.8 million and 121.3 million shares at March 31, 2014 and 2013, respectively)	12,584	12,134
Additional paid-in capital	981,985	885,184
Retained earnings	602,829	593,966
Accumulated other comprehensive income	13,662	11,423
Treasury stock, at cost (49.2 million and 47.8 million shares at March 31, 2014 and 2013, respectively)	(928,203)	(882,959)
Total Acxiom stockholders' equity	682,857	619,748
Noncontrolling interest	-	(380)
Total equity	682,857	619,368
	$1,323,301	$1,187,706
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2014, 2013 AND 2012
(Dollars in thousands, except per share amounts)

	2014	2013	2012

Revenues	$1,097,545	$1,099,359	$1,130,624
Operating costs and expenses:
Cost of revenue	828,955	840,640	857,479
Selling, general and administrative	169,376	153,990	157,141
Impairment of goodwill and other assets	28,834	-	17,803
Gains, losses and other items, net	22,096	2,010	12,638
Total operating costs and expenses	1,049,261	996,640	1,045,061
Income from operations	48,284	102,719	85,563
Other expense:
Interest expense	(11,671)	(12,694)	(17,448)
Other, net	1,817	152	(1,369)
Total other expense	(9,854)	(12,542)	(18,817)
Earnings from continuing operations before income taxes	38,430	90,177	66,746
Income taxes	29,627	33,058	29,129
Net earnings from continuing operations	8,803	57,119	37,617
Earnings from discontinued operations, net of tax	-	-	33,899
Net earnings	8,803	57,119	71,516
Less: Net loss attributable to noncontrolling interest	(60)	(488)	(5,747)
Net earnings attributable to Acxiom	$8,863	$57,607	$77,263

Basic earnings per share:
Net earnings from continuing operations	$0.12	$0.76	$0.47
Net earnings from discontinued operations	-	-	0.43
Net earnings	$0.12	$0.76	$0.90

Net earnings attributable to Acxiom stockholders	$0.12	$0.77	$0.97

Diluted earnings per share:
Net earnings from continuing operations	$0.11	$0.75	$0.47
Net earnings from discontinued operations	-	-	0.42
Net earnings	$0.11	$0.75	$0.89

Net earnings attributable to Acxiom stockholders	$0.12	$0.75	$0.96

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2014, 2013 AND 2012
(Dollars in thousands)

	2014	2013	2012

Net earnings	$8,803	$57,119	$71,516
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,511	(2,489)	(2,219)
Unrealized gain (loss) on interest rate swap	728	311	(171)
Other comprehensive income (loss)	2,239	(2,178)	(2,390)
Comprehensive income	11,042	54,941	69,126
Less: Comprehensive loss attributable to noncontrolling interest	(60)	(488)	(5,747)
Comprehensive income attributable to Acxiom stockholders	$11,102	$55,429	$74,873

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2014, 2013 AND 2012
 (Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2011	117,767,535	$11,777	$ 837,439	$ 459,096	$15,991	(37,183,774)	$(739,125)	$ 5,855	$591,033
Employee stock awards, benefit plans and other issuances	1,281,649	128	15,295	-	-	(239,171)	(3,218)	-	12,205
Tax impact of stock options, warrants and restricted stock	-	-	(1,310)	-	-	-	-	-	(1,310)
Non-cash share-based compensation	-	-	8,839	-	-	8,262	131	-	8,970
Restricted stock units vested	977,829	98	(98)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(5,798,344)	(68,169)	-	(68,169)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(2,219)	-	-	-	(2,219)
Unrealized loss on interest rate swap	-	-	-	-	(171)	-	-	-	(171)
Net earnings (loss)	-	-	-	77,263	-	-	-	(5,747)	71,516
Balances at March 31, 2012	120,027,013	$12,003	$ 860,165	$ 536,359	$13,601	(43,213,027)	$(810,381)	$ 108	$611,855
Employee stock awards, benefit plans and other issuances	845,618	84	12,707	-	-	(58,966)	(834)	-	11,957
Tax impact of stock options, warrants and restricted stock	-	-	357	-	-	-	-	-	357
Non-cash share-based compensation	-	-	12,002	-	-	-	-	-	12,002
Restricted stock units vested	470,285	47	(47)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(4,553,042)	(71,744)	-	(71,744)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(2,489)	-	-	-	(2,489)
Unrealized gain on interest rate swap	-	-	-	-	311	-	-	-	311
Net earnings (loss)	-	-	-	57,607	-	-	-	(488)	57,119
Balances at March 31, 2013	121,342,916	$12,134	$885,184	$ 593,966	$11,423	(47,825,035)	$(882,959)	$ (380)	$619,368
Employee stock awards, benefit plans and other issuances	4,018,507	402	84,422	-	-	(155,089)	(4,334)	-	80,490
Tax impact of stock options, warrants and restricted stock	-	-	11,295	-	-	-	-	-	11,295
Non-cash share-based compensation	-	-	13,925	-	-	-	-	-	13,925
Restricted stock units vested	482,185	48	(48)	-	-	-	-	-	-
Warrant exercises	-	-	(11,753)	-	-	769,927	11,753	-	-
Acquisition of treasury stock	-	-	-	-	-	(1,993,310)	(52,663)	-	(52,663)
Acquisition of noncontrolling interest	-	-	(1,040)	-	-	-	-	440	(600)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	1,511	-	-	-	1,511
Unrealized gain on interest rate swap	-	-	-	-	728	-	-	-	728
Net earnings (loss)	-	-	-	8,863	-	-	-	(60)	8,803
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$ 602,829	$13,662	(49,203,507)	$(928,203)	$ -	$682,857

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2014, 2013 AND 2012
(Dollars in thousands)

	2014	2013	2012

Cash flows from operating activities:
Net earnings	$8,803	$57,119	$71,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103,006	116,208	134,662
Loss (gain) on disposal or impairment of assets	(2,576)	25	(48,197)
Loss on early extinguishment of debt	664	-	-
Impairment of goodwill and other assets	28,834	-	17,803
Deferred income taxes	2,097	(3,578)	2,228
Non-cash share-based compensation expense	13,925	12,002	8,970
Changes in operating assets and liabilities:
Accounts receivable, net	7,733	6,678	(947)
Other assets	(1,129)	(9,185)	(4,907)
Deferred costs	(506)	(1,564)	(2,301)
Accounts payable and other liabilities	180	(8,888)	46,624
Deferred revenue	3,945	(18,685)	4,000
Net cash provided by operating activities	164,976	150,132	229,451
Cash flows from investing activities:
Payments from the disposition of operations	-	-	72,425
Capitalized software development costs	(24,517)	(19,879)	(5,262)
Capital expenditures	(39,298)	(38,491)	(51,591)
Receipts from investments	3,823	-	370
Data acquisition costs	(7,745)	(8,570)	(12,312)
Net cash paid in acquisitions	(500)	-	(255)
Net cash provided by (used in) investing activities	(68,237)	(66,940)	3,375
Cash flows from financing activities:
Proceeds from debt	300,000	-	-
Payments of debt	(235,895)	(26,871)	(154,876)
Fees for debt refinancing	(4,370)	-	-
Acquisition liability payment	-	(288)	(326)
Acquisition of noncontrolling interest	(600)	-	-
Acquisition of treasury stock	(52,663)	(74,378)	(65,535)
Sale of common stock	80,490	11,957	12,205
Income tax impact of stock options, warrants and restricted stock	11,295	357	(1,310)
Net cash provided by (used in) financing activities	98,257	(89,223)	(209,842)
Effect of exchange rate changes on cash	616	(643)	(309)
Net change in cash and cash equivalents	195,612	(6,674)	22,675
Cash and cash equivalents at beginning of period	222,974	229,648	206,973
Cash and cash equivalents at end of period	$418,586	$222,974	$229,648
See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2014, 2013 AND 2012
(Dollars in thousands)

	2014	2013	2012
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,762	$12,709	$19,059
Income taxes	21,702	57,464	20,765
Payments on capital leases and installment payment arrangements	8,379	16,514	18,331
Prepayment of debt	215,000	-	125,000
Other debt payments	12,516	10,357	11,545
Noncash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	-	2,157	11,242
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

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

Founded in 1969, in Conway, Arkansas, Acxiom serves clients around the world from locations in the United States, Europe, South America and the Asia-Pacific region.

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

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or which have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. In 2012, Acxiom identified its background screening unit, Acxiom Information Security Services (AISS), as a component of the Company that is reported as discontinued operations as a result of its disposal (see note 4).

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

Adoption of New Accounting Standard –

In April 2014, the Financial Accounting Standards Board (FASB) issued an update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changes the requirements for determining whether a component is included in discontinued operations.  The update will be effective for Acxiom in fiscal 2016, with early application allowed.  Management does not expect a significant impact from implementation of this update.

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $20.6 million and $20.0 million, respectively, at March 31, 2014 and 2013.

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
MARCH 31, 2014, 2013 AND 2012

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

The Company measures recoverability of goodwill for each reporting unit using multiple valuation techniques, including a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under fair value measurement authoritative guidance.  If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company and a third-party valuation consultant will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

Completion of the Company’s annual impairment test during the quarter ended June 30, 2013 indicated no potential impairment of its goodwill balances.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2014.

During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the goodwill and certain other assets of its European Marketing and data services unit and its Other services unit for impairment.  Results of the two-step test indicated impairment.  The Company recorded goodwill impairment charges of $23.3 million during fiscal 2014 (see note 6).  During the quarter ended March 31, 2013, triggering events occurred which required the Company to test the goodwill of its European Marketing and data services unit for impairment, however, the results of the interim test indicated no impairment (see note 6).  During the quarter ended December 31, 2011, triggering events occurred which required the Company to test the goodwill in its Brazil operation for impairment.  Results of the two-step test indicated impairment and the Company recorded an impairment charge of $13.8 million during fiscal 2012 (see note 6).

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

During the quarter ended March 31, 2014, in conjunction with the goodwill impairment test noted above, the Company also tested certain database assets and other long-lived assets in the affected units for impairment.  The Company recorded impairment charges of $4.6 million related to data assets and $0.9 million related to other long-lived assets (see note 6).
During the quarter ended December 31, 2011, in conjunction with the goodwill impairment test noted above, the Company also tested certain intangible assets in the affected unit for impairment.  As a result of this review, the Company recorded impairment charges of $4.0 million in fiscal 2012 for intangible assets related to the Brazil operation (see note 6).

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

The Company also defers certain costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services to customers.  These costs are amortized over the useful life of the data, which is from two to seven years.  In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the type of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the stale data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

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

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $6.0 million, $5.3 million and $4.5 million for the years ended March 31, 2014, 2013 and 2012, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

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
MARCH 31, 2014, 2013 AND 2012

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

(dollars in thousands)	2014	2013	2012
Basic earnings per share:
Net earnings from continuing operations	$8,803	$57,119	$37,617
Net earnings from discontinued operations	-	-	33,899
Net earnings	$8,803	$57,119	$71,516
Net loss attributable to noncontrolling interest	(60)	(488)	(5,747)
Net earnings attributable to Acxiom	$8,863	$57,607	$77,263

Basic weighted-average shares outstanding	74,690	74,814	79,483
Basic earnings per share:
Continuing operations	$0.12	$0.76	$0.47
Discontinued operations	0.00	0.00	0.43
Net earnings	$0.12	$0.76	$0.90
Net loss attributable to noncontrolling interest	(0.00)	(0.01)	(0.07)
Net earnings attributable to Acxiom	$0.12	$0.77	$0.97

Diluted earnings per share:
Basic weighted-average shares outstanding	74,690	74,814	79,483
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,264	1,683	911
Diluted weighted-average shares outstanding	76,954	76,497	80,394
Diluted earnings per share:
Continuing operations	$0.11	$0.75	$0.47
Discontinued operations	0.00	0.00	0.42
Net earnings	$0.11	$0.75	$0.89
Net loss attributable to noncontrolling interest	(0.00)	(0.01)	(0.07)
Net earnings attributable to Acxiom	$0.12	$0.75	$0.96

Some earnings per share amounts may not add due to rounding.

Options and warrants to purchase shares of common stock and restricted stock units, including performance-based restricted stock units not meeting performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2014	2013	2012
Number of shares outstanding under options, warrants and restricted stock units	834	6,709	9,344
Range of exercise prices for options and warrants	$29.30-$62.06	$13.10-$62.06	$13.14-$62.06

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

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

Share-based Compensation Plans -

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2014.

The Company’s equity compensation plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) under the plan with the terms and conditions applicable to an award set forth in applicable grant documents.  The Company currently has outstanding, and expects to grant in the future, restricted stock awards, stock options and performance-based awards.

Incentive stock option awards granted under the share-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company’s shares at the date of grant and have a maximum duration of ten years from the date of grant.  Board policy currently requires that nonqualified options also must be priced at or above the fair market value of the common stock at the time of grant with a maximum duration of ten years.

Restricted stock units may be issued under the equity compensation plan and represent the right to receive shares in the future by way of an award agreement which includes vesting provisions.  Award agreements can further provide for forfeitures triggered by certain prohibited activities, such as breach of confidentiality.  All restricted stock units will be expensed over the vesting period as adjusted for estimated forfeitures.  The vesting of some restricted stock units is subject to the Company’s achievement of certain performance criteria, as well as the individual remaining employed by the Company for a period of years.

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
MARCH 31, 2014, 2013 AND 2012

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

2.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity included in gains, losses and other items in the consolidated statements of operations for the years ended March 31, 2012, 2013 and 2014 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2011	$5,562	$9,542	$15,104
Restructuring charges and adjustments	10,126	2,652	12,778
Payments	(6,091)	(1,145)	(7,236)
March 31, 2012	$9,597	$11,049	$20,646
Restructuring charges and adjustments	2,836	58	2,894
Payments	(8,744)	(2,086)	(10,830)
March 31, 2013	$3,689	$9,021	$12,710
Restructuring charges and adjustments	14,014	3,796	17,810
Payments	(11,161)	(2,600)	(13,761)
March 31, 2014	$6,542	$10,217	$16,759

Restructuring Plans

In fiscal 2014, the Company recorded a total of $17.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $14.0 million and lease accruals of $3.8 million.

The associate-related accruals of $14.0 million relate to the termination of associates in the United States, Australia, China, and Europe.  Of the amount accrued, $6.3 million remained accrued as of March 31, 2014.  These costs are expected to be paid out in fiscal 2015.

The lease accruals of $3.8 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The Company has ceased using a portion of a certain leased office facility.  The Company intends to attempt to sublease the facility space to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the lease.  The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2014 is $3.5 million.

In fiscal 2013, the Company recorded a total of $2.9 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $2.8 million and lease accruals of $0.1 million.

The associate-related accruals of $2.8 million relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $0.2 million remained accrued as of March 31, 2014.  These costs are expected to be paid out in fiscal 2015.  Of the amount accrued for lease costs, $0.1 million remained accrued as of March 31, 2014.  These costs are expected to be paid out in fiscal 2015.

In fiscal 2012, the Company recorded a total of $12.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related payments of $9.9 million, lease accruals of $2.6 million, and adjustments to the fiscal 2011 restructuring plan of $0.3 million.

The associate-related accruals of $9.9 million relate to the termination of associates in the United States, Australia, Europe, and Brazil.  Of the amount recorded, $0.1 million remained accrued as of March 31, 2014.  These costs are expected to be paid out in fiscal 2015.

The lease accruals of $2.6 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease those facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of those leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2014 is $1.0 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2014 is $5.7 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2014	2013	2012
Restructuring plan charges and adjustments	$17,810	$2,894	$12,778
Legal contingencies (see note 11)	4,202	-	-
Earnout liability adjustment (see note 3)	-	-	(2,598)
Other	84	(884)	2,458
	$22,096	$2,010	$12,638

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

During the quarter ended December 31, 2013, the Company acquired the balance of the outstanding equity interests it did not already own in GoDigital for $0.6 million (see note 11).  As a result, the subsidiary is now wholly-owned and the Company reduced its $0.4 million carrying value of the noncontrolling interest to zero and adjusted its equity investment by $1.0 million in additional paid-in capital in the consolidated balance sheet.

The amounts allocated to other intangible assets from acquisitions include software, customer relationship intangibles and trademarks.  Amortization lives for those intangibles range from two years to five years.  The following table shows the amortization activity of purchased intangible assets (dollars in thousands):

	2014	2013	2012
Developed technology assets, gross	$3,485	$18,014	$18,417
Accumulated amortization	(3,297)	(17,881)	(17,557)
Net developed technology assets	$188	$133	$860

Customer/trademark assets, gross	$7,674	$18,823	$24,946
Accumulated amortization	(7,393)	(18,259)	(23,421)
Net customer/trademark assets	$281	$564	$1,525

Total intangible assets, gross	$11,159	$36,837	$43,363
Total accumulated amortization	(10,690)	(36,140)	(40,978)
Net intangible assets	$469	$697	$2,385

Amortization expense	$340	$1,671	$5,512

In addition to the amortization expense noted above, the Company recorded impairment of intangible assets of $4.0 million in 2012 for intangible assets of GoDigital (see note 6). The remaining intangible assets in the table above will be substantially amortized over the next two years.

Subsequent Event

Subsequent to March 31, 2014, the Company announced a definitive agreement to acquire privately-held LiveRamp, Inc., a leading service provider for onboarding customer data into digital marketing applications, for approximately $310 million in cash.  The transaction, which is subject to customary closing conditions, is expected to close mid-summer 2014.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

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

Summary results of operations of the AISS business unit are segregated and included in income from discontinued operations, net of tax in the consolidated statements of operations and are as follows (dollars in thousands):
2012
Revenues	$42,819

Earnings from discontinued operations before income taxes	$4,907
Gain on sale of discontinued operations before income taxes	48,380
Income taxes	(19,388)
Income from discontinued operations, net of tax	$33,899

The net cash flows related to the AISS discontinued operation for each of the categories of operating, investing, and financing activities were not significant for the periods presented.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2014	March 31, 2013
Prepaid expenses	$41,218	$45,032
Assets of non-qualified retirement plan	13,900	13,771
Other miscellaneous assets	247	132
Other current assets	$55,365	$58,935

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2014	March 31, 2013
Acquired intangible assets, net	$281	$564
Deferred income tax asset	-	7,099
Other miscellaneous noncurrent assets	3,551	5,389
Noncurrent assets	$3,832	$13,052

During fiscal 2014, the Company received a $3.6 million distribution from its partnership in a real estate joint venture (see note 11).  The distribution resulted from the sale of the partnership’s real property.  As a result, the Company recorded a $2.6 million gain in other, net on the consolidated statement of operations, which represents the Company’s share of the gain associated with the disposition, and reduced the carrying value of the investment in the partnership by $1.0 million in other miscellaneous noncurrent assets on the consolidated balance sheet.

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the recoverability of goodwill associated with its European Marketing and data services reporting unit and its Other services reporting unit.  The triggering event was the initiation of a restructuring of the European Marketing and data services unit.  The restructuring includes exiting the analog paper survey business in Europe.  The triggering event related to the Other services reporting unit was a potential exit from that business.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in those units for impairment.  The results of the two-step test indicated complete impairment of the goodwill in both of the units as well as impairment for certain other long-lived assets.  The amount of impairment for the European Marketing and data services unit was $24.9 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the Other services unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

The carrying amount of goodwill, by operating segment, at March 31, 2014, 2013 and 2012, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2012	$307,865	$71,508	$2,912	$382,285
Change in foreign currency translation adjustment	(1,011)	-	(145)	(1,156)
Balance at March 31, 2013	$306,854	$71,508	$2,767	$381,129
Goodwill impairment	(20,283)	-	(3,030)	(23,313)
Acquisition	350	-	-	350
Change in foreign currency translation adjustment	(45)	-	263	218
Balance at March 31, 2014	$286,876	$71,508	$-	$358,384

Year end balances in the table above are net of accumulated impairment losses of $114.2 million at March 31, 2014 and $90.9 million at March 31, 2013 and 2012.

Goodwill by component included in Marketing and data services as of March 31, 2014 is US, $266.7 million; Australia, $13.3 million; China, $6.0 million; and Brazil, $0.9 million.

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

As a final test of the annual valuation results, the total of the values of the components is reconciled to the actual market value of Acxiom common stock as of the valuation date.  This reconciliation indicated an implied control premium.  Management believes this control premium is reasonable compared to historical control premiums observed in actual transactions.

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

As described above, additional triggering events occurred during the quarter ended March 31, 2014 requiring an additional impairment test for the goodwill in the European Marketing and data services unit and the Other services unit.  In conjunction with the goodwill impairment testing, the Company also tested other long-lived assets for impairment.  In the case of the Other services unit, the step one fair value indicated that all of the goodwill and other long-lived assets were impaired.  Therefore there was no need to perform detailed step two calculations in order to conclude that all of the goodwill and other long-lived assets of this unit should be written off.  In the case of the European Marketing and data services unit, the Company first tested certain data assets within the unit, and concluded that $4.6 million of these data assets were impaired and should be written off.  Then the Company performed step one of the two-step goodwill test, which indicated the goodwill was impaired.  Step two of the goodwill test required the Company to perform a hypothetical purchase price allocation, under which the estimated fair value was allocated to the unit’s tangible and intangible assets based on their estimated fair values.  This hypothetical purchase price allocation indicated that all of the unit’s goodwill should be written off.

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

7.           SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $9.7 million, $8.6 million, and $15.2 million for fiscal 2014, 2013, and 2012, respectively, and amortization of purchased software licenses of $7.1 million, $9.7 million and $13.5 million in 2014, 2013 and 2012, respectively.  Additionally, research and development costs of $23.6 million, $11.7 million and $5.5 million were charged to cost of revenue during 2014, 2013 and 2012, respectively.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.

8.           PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2014	March 31, 2013
Land	$6,737	$6,737
Buildings and improvements	273,451	263,172
Data processing equipment	520,927	492,626
Office furniture and other equipment	51,121	59,904
	852,236	822,439
Less accumulated depreciation and amortization	635,330	591,687
	$216,906	$230,752

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $58.3 million, $61.8 million and $62.4 million for the years ended March 31, 2014, 2013 and 2012, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

9.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	March 31, 2014	March 31, 2013
Term loan credit agreement	$292,500	$218,000
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 3% to 8%; remaining terms up to eight years	12,990	21,368
Other debt and long-term liabilities	12,120	14,137
Total long-term debt and capital leases	317,610	253,505
Less current installments	28,567	16,105
Long-term debt, excluding current installments	$289,043	$237,400

On October 9, 2013, the Company refinanced its prior term loan credit agreement.  On that day, the Company borrowed $300 million of the new term loan and used the proceeds to pay off the prior $215 million term loan balance in its entirety along with $4.4 million in fees related to the new credit agreement.  The remaining proceeds will be used for other general corporate purposes.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants, default, and acceleration provisions.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at March 31, 2014 or March 31, 2013.  The weighted-average interest rate on term loan borrowings at March 31, 2014 was 2.4%.  Outstanding letters of credit at March 31, 2014 were $2.2 million.

The term loan allows prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

In fiscal 2012, the Company entered into an interest rate swap agreement.  The agreement provided for the Company to pay interest through January 27, 2014 at a fixed rate of 0.94% plus the applicable credit spread on $150.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  On October 9, 2013, the Company voluntarily de-designated this hedging relationship as a result of the full prepayment of the related term loan as described above.  The swap agreement matured on January 27, 2014.

On March 10, 2014, the Company entered into a new swap agreement.  The new agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2014 was 0.23%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2014, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.02 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2014.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2014 are as follows (dollars in thousands):

Year ending March 31,
2015	$28,567
2016	33,095
2017	33,244
2018	40,977
2019	175,417
Thereafter	6,310
$317,610

10.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2012:
Allowance for doubtful accounts, returns and credits	$5,622	$1,731	$(164)	$(2,313)	$4,876
2013:
Allowance for doubtful accounts, returns and credits	$4,876	$902	$(112)	$(1,525)	$4,141
2014:
Allowance for doubtful accounts, returns and credits	$4,141	$1,058	$117	$(405)	$4,911

Other changes in the table above result primarily from the effects of exchange rates.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

11.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  Listed below are certain matters pending against the Company and/or its subsidiaries, or concluded in fiscal 2014, for which the potential exposure is considered material to the Company’s consolidated financial statements.

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom (now known as Acxiom Identity Solutions, LLC), in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The parties have reached a tentative settlement agreement and the Company has accrued $3.7 million as its estimate of the probable loss associated with this matter.  The Company believes the chances of additional loss are remote.

The founders of GoDigital, a subsidiary of the Company, sued the Company in Brazil contending that the Company breached its obligations to maximize the founders’ earnout revenue and reduced the value of the founders’ remaining holdings. The Company brought an action against the founders of GoDigital in the courts of Delaware contending, among other things, that under the contractually agreed upon choice of law of Delaware, that there is no legal basis for the claims of GoDigital related to the earnout. The Company acquired a 70% interest in GoDigital in fiscal 2011. The acquisition agreement provided for an up-front payment with the possibility of a future payment based upon the performance of the business over a two-year period of time. During fiscal 2014, the Company entered into a settlement agreement under which it purchased the founders’ remaining holdings for $1.3 million.  The Company recorded $0.7 million during fiscal 2014 for the amount of the settlement which represents a settlement expense.  The remaining $0.6 million of the settlement represented the purchase price for the founders’ remaining 30% interest in GoDigital (see note 3).

In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 26 years of $124.8 million.

Total rental expense on operating leases was $22.9 million, $21.7 million and $23.9 million for the years ended March 31, 2014, 2013 and 2012, respectively.  Future minimum lease payments under all noncancellable operating leases for the five years ending March 31, 2019, are as follows: 2015, $20.6 million; 2016, $17.5 million; 2017, $16.8 million; 2018, $14.8 million; and 2019, $11.9 million.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

In connection with a certain building, the Company previously entered into a 50/50 joint venture with a local real estate developer.  The Company was guaranteeing a portion of the loan for the building.  The guaranteed amount was collateralized by real property.  During fiscal 2014, the joint venture sold the real property.  Therefore the debt and the related guarantee were extinguished (see note 5).  In addition, in connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At March 31, 2014, the Company’s maximum potential future payments under this guarantee were $1.5 million.

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

At March 31, 2013 the company had outstanding 1,374,959 warrants to purchase shares of its common stock.  During fiscal 2014 all of the warrants were exercised except 4,942 which remained outstanding at March 31, 2014.  The outstanding warrants carry an exercise price of $13.24 and expire March 17, 2019.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, and again on November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million worth of its common stock through the period ending November 18, 2014. During the fiscal year ended March 31, 2012, the Company repurchased 5.8 million shares of its common stock for $68.2 million.  During the fiscal year ended March 31, 2013, the Company repurchased 4.6 million shares of its common stock for $71.7 million.  During the fiscal year ended March 31, 2014, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  Through March 31, 2014, the Company has repurchased 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the stock repurchase program.  Cash paid for acquisition of treasury stock in the consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.

The Company paid no dividends on its common stock for any of the years reported.

Stock Option Activity
The Company has stock option and equity compensation plans for which a total of 26.4 million shares, as of March 31, 2014, of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  On May 13, 2013 the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4,000,000 shares under the plan.  That amendment received shareholder approval at the August 6, 2013 annual shareholders’ meeting.  On May 23, 2013, the board terminated one of the Company’s equity compensation plans under which 1.7 million shares remained available for future grant.  This plan termination did not require shareholder approval.  At March 31, 2014, there were a total of 5.0 million shares available for future grants under the plans.

The per-share weighted-average fair value of the stock options granted during 2014 was $6.99.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.0%; expected option life of 4.3 years; expected volatility of 35% and a suboptimal exercise multiple of 1.3.  The per-share weighted-average fair value of the stock options granted during 2013 was $5.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 1.7%; expected option life of 4.5 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.  The per-share weighted-average fair value of the stock options granted during 2012 was $5.82 on the date of grant using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 5.3 years; expected volatility of 44% and a suboptimal exercise multiple of 1.7.

Total expense related to stock options was approximately $2.3 million for fiscal 2014, $1.9 million for fiscal 2013 and $1.1 million for 2012.  Future expense for these options is expected to be approximately $4.8 million in total over the next four years.

Stock option activity was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at March 31, 2013	8,193,248	$20.85
Granted	321,060	$22.15
Exercised	(3,758,664)	$20.70		$51,505
Forfeited or cancelled	(217,126)	$37.04
Outstanding at March 31, 2014	4,538,518	$20.30	3.98	$66,314
Exercisable at March 31, 2014	3,461,150	$21.62	2.67	$46,526

The aggregate intrinsic value for options exercised in fiscal 2014, 2013, and 2012 was $51.5 million, $2.7 million, and $2.4 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2014.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding as of March 31, 2014:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 8.90	39,668	3.86 years	$8.74	39,668	$8.74
$11.08 - $ 14.42	1,740,249	6.25 years	$13.21	983,048	$13.00
$15.10 - $ 19.76	690,795	2.40 years	$16.39	681,013	$16.37
$20.44 - $ 25.00	1,214,122	3.87 years	$22.68	923,289	$23.07
$26.08 - $ 29.30	221,452	0.73 years	$27.67	221,452	$27.67
$32.60 - $ 39.12	487,141	0.69 years	$36.35	467,589	$36.50
$40.88 - $ 62.06	145,091	1.26 years	$41.89	145,091	$41.89
	4,538,518	3.98 years	$20.30	3,461,150	$21.62

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

Restricted Stock Unit Activity
Non-vested time-vesting restricted stock units and changes during the year ended March 31, 2014 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	1,212,286	$13.99	2.24
Granted	523,000	$23.90
Vested	(482,185)	$13.86
Forfeited or cancelled	(175,072)	$16.42
Outstanding at March 31, 2014	1,078,029	$18.46	2.17

During fiscal 2014, the Company granted time-vesting restricted stock units covering 523,000 shares of common stock with a value at the date of grant of $12.5 million.  Of the restricted stock units granted in the current period, 442,103 vest in equal annual increments over four years, 25,000 vest in equal annual increments over two years, and 55,897 vest in one year.  During fiscal 2013, the Company granted time-vesting restricted stock units covering 681,408 shares of common stock with a value at the date of grant of $9.6 million.  Of the restricted stock units granted in fiscal 2013, 604,229 vest in equal annual increments over four years and 77,179 vested in one year. During fiscal 2012, the Company granted time-vesting restricted stock units covering 787,451 shares of common stock with a value at the date of grant of $10.4 million.  Of the restricted stock units granted, 654,357 vest in equal annual increments over four years and 133,094 vested in one year.  Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2014, 2013, and 2012 was $11.1 million, $6.9 million, and $6.9 million, respectively.

Non-vested performance-based restricted stock units and changes during the year ended March 31, 2014 were as follows:

	Number of shares	Weighted average fair value per share at grant date (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2013	863,721	$11.52	1.63
Granted	237,861	$24.59
Forfeited or cancelled	(34,754)	$18.93
Outstanding at March 31, 2014	1,066,828	$14.19	0.91

During fiscal 2014, the Company granted performance-based restricted stock units covering 237,861 shares of common stock with a value at the date of grant of $5.8 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in fiscal 2014 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2016, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2013 to March 31, 2016.  The value of the performance units is determined using a Monte Carlo simulation model.  There were no performance-based restricted stock units vested in fiscal 2014.

During fiscal 2013, the Company granted performance-based restricted stock units covering 384,563 shares of common stock with a value at the date of grant of $5.2 million.  All of the performance-based restricted stock units granted in fiscal 2013 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in fiscal 2013, 333,463 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2015, with a multiplier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2012 to March 31, 2015.  The remaining 51,100 units represent inducement awards granted to an executive officer.  The executive officer may vest in up to 100% of the inducement award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  As of March 31, 2014, the price targets have been met and the units are expected to vest, at 100% of the award, during the second quarter of fiscal 2015.  The value of the performance units is determined using a Monte Carlo simulation model.  There were no performance-based restricted stock units vested in fiscal 2013.

During fiscal 2012, the Company granted performance-based restricted stock units covering 530,137 shares of common stock with a value at the date of grant of $5.4 million.  All of the performance-based restricted stock units granted vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted, 172,945 may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2011 to March 31, 2014, with a multiplier based on an earnings-per-share growth rate during the performance period. As of March 31, 2014, certain of the performance criteria have been met and approximately 115,086 units are expected to vest, at 160% of the award, during the first quarter of fiscal 2015.  The remaining 357,192 units represent inducement awards granted to the Company’s chief executive officer, chief financial officer, and chief revenue officer.  The executive officers may vest in up to 100% of the award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  As of March 31, 2014, the price targets have been met and the units are expected to vest, at 100% of the award, during the second quarter of fiscal 2015.   The value of the performance units is determined using a Monte Carlo simulation model.   The total fair value of performance-based restricted stock units vested in fiscal 2012 was $6.4 million.

The expense related to restricted stock was $11.6 million in fiscal 2014, $10.1 million in fiscal 2013, and $7.8 million in fiscal 2012.  Future expense for these restricted stock units is expected to be approximately $10.3 million in fiscal 2015, $6.4 million in fiscal 2016, $2.6 million in fiscal 2017 and $0.6 million in fiscal 2018.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a price equal to the market price.  The number of shares available for issuance at March 31, 2014 was approximately 0.9 million.  Approximately 100,451 shares were purchased under the ESPP during the combined fiscal years 2014, 2013, and 2012.  There was no expense to the Company for these share purchases.

Accumulated Other Comprehensive Income
The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	March 31, 2014	March 31, 2013
Foreign currency translation	$13,686	$12,175
Unrealized loss on interest rate swap	(24)	(752)
	$13,662	$11,423

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

13.           INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2014	2013	2012
Income from continuing operations	$29,627	$33,058	$29,129
Income from discontinued operations	-	-	19,388
Stockholders’ equity:
Tax impact of stock options, warrants and restricted stock	(11,295)	(357)	1,310
	$18,332	$32,701	$49,827

Income tax expense (benefit) attributable to earnings from continuing operations consists of (dollars in thousands):

	2014	2013	2012
Current:
U.S. Federal	$23,506	$32,782	$22,919
Non-U.S.	928	716	295
State	3,096	3,138	3,687
	27,530	36,636	26,901
Deferred:
U.S. Federal	(5,436)	(3,874)	900
Non-U.S.	7,641	(574)	2,359
State	(108)	870	(1,031)
	2,097	(3,578)	2,228
Total	$29,627	$33,058	$29,129

Earnings (loss) before income tax attributable to U.S. and non-U.S. continuing operations consist of (dollars in thousands):

	2014	2013	2012
U.S.	$74,183	$89,791	$100,051
Non-U.S.	(35,753)	386	(33,305)
Total	$38,430	$90,177	$66,746

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

Below is a reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes (dollars in thousands) for continuing operations:

	2014	2013	2012
Computed expected tax expense	$13,451	$31,562	$23,361
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1,845	1,631	1,672
Research, experimentation and other tax credits	(5,251)	(1,408)	(518)
Impairment of goodwill and intangibles not deductible for tax	5,368	-	5,031
Permanent differences between book and tax expense	814	(481)	(9,507)
Non-U.S. subsidiaries taxed at other than 35%	5,762	1,761	3,670
Adjustment to valuation allowances	7,738	726	4,598
Other, net	(100)	(733)	822
	$29,627	$33,058	$29,129

In fiscal 2014, the Company recorded $7.7 million in valuation allowances for deferred tax assets related to foreign jurisdictions.  In fiscal 2013, the Company recorded $0.7 million in additional valuation allowances for deferred tax assets principally related to a state jurisdiction and in fiscal 2012, the Company recorded $4.6 million in additional valuation allowances for deferred tax assets primarily consisting of $5.2 million related to a foreign jurisdiction, offset by other adjustments.  The increases in valuation allowances were due to the change in management’s assessment of future projections in certain state and foreign jurisdictions.

Below is a reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes for discontinued operations (dollars in thousands):

2012
Computed expected tax expense	$18,650
Increase in income taxes resulting from:
State income taxes, net of federal benefit	737
Other, net	1
$19,388

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2014 and 2013 are presented below (dollars in thousands).  In accordance with income tax accounting standards, as of March 31, 2014 the Company has not recognized deferred income taxes on approximately $30.7 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable.

	2014	2013
Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$10,606	$9,183
Revenue recognized for tax purposes in excess of revenue for financial reporting purposes	3,859	4,314
Net operating loss and tax credit carryforwards	43,568	45,746
Other	10,411	11,945
Total deferred tax assets	68,444	71,188
Less valuation allowance	43,436	35,981
Net deferred tax assets	25,008	35,207
Deferred tax liabilities:
Intangible assets, principally due to differences in amortization	$(70,892)	$(66,959)
Costs capitalized for financial reporting purposes in excess of amounts capitalized for tax purposes	(20,398)	(24,869)
Property and equipment, principally due to differences in depreciation	(11,074)	(17,702)
Total deferred tax liabilities	(102,364)	(109,530)
Net deferred tax liability	$(77,356)	$(74,323)

At March 31, 2014, the Company has net operating loss carryforwards of approximately $9.6 million and $61.9 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts from 2014 through 2031.  The Company has foreign net operating loss carryforwards of approximately $119.9 million. Of this amount, $116.3 million do not have expiration dates.  The remainder expires in various amounts through 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $56.3 million of loss carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of certain foreign carryforwards and has established valuation allowances for substantially all of its foreign deferred tax assets.

The following table sets forth changes in the total gross unrecognized tax benefit liabilities, including accrued interest, for the years ended March 31, 2014, 2013, and 2012.  The entire liability, if recognized, would reduce the Company’s effective income tax rate in future periods.

(dollars in thousands)	2014	2013	2012
Balance at beginning of period	$3,646	$3,109	$3,043
Additions based on tax positions related to the current year	902	342	189
Reduction due to expiration of statute of limitations	(3,037)	-	(94)
Adjustments to tax positions taken in prior years	946	195	(29)
Balance at end of period included in other liabilities	$2,457	$3,646	$3,109

The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.  For the fiscal year ended March 31, 2014, the Company recognized a release of $0.4 million of tax-related interest expense and penalties and had $0.2 million of accrued interest and penalties at March 31, 2014.  The Company expects that up to $0.2 million of the above balance could potentially be reversed within the next twelve months.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which it operates.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years subsequent to 2010. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

14.           RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees.  The Company also offers a supplemental nonqualified deferred compensation plan (“SNQDC Plan”) for certain highly-compensated employees.  The Company matches 50% of the first 6% of employee’s annual aggregate contributions.  The Company may also contribute additional amounts to the plans at the discretion of the board of directors.

Company contributions for the above plans amounted to approximately $5.9 million, $6.1 million and $6.4 million in fiscal years 2014, 2013 and 2012, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $13.9 million and $13.8 million at March 31, 2014 and 2013, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  Both the projected benefit obligation and accumulated benefit obligation were $0.6 million as of March 31, 2014 and March 31, 2013.  There were no plan assets as of either March 31, 2014 or March 31, 2013.  The excess of benefit obligations over plan assets was $0.6 million at March 31, 2014 and March 31, 2013.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

15.           FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2014, 2013 and 2012 (dollars in thousands):

Revenue
	2014	2013	2012
United States	$949,898	$954,467	$969,961
Foreign
Europe	$108,561	$105,278	$118,278
Asia/Pacific	34,540	34,876	36,158
Other	4,546	4,738	6,227
All Foreign	$147,647	$144,892	$160,663
	$1,097,545	$1,099,359	$1,130,624

Long-lived assets excluding financial instruments (dollars in thousands)
	2014	2013
United States	$617,668	$654,550
Foreign
Europe	$13,886	$42,690
Asia/Pacific	24,912	28,139
Other	1,310	1,231
All Foreign	$40,108	$72,060
	$657,776	$726,610

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2014, the estimated fair value of long-term debt approximates its carrying value.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

The following table presents the balances of financial assets and liabilities measured at fair value as of March 31, 2014 (dollars in thousands):

Fiscal 2014	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,900	$-	$-	$13,900
Total assets	$13,900	$-	$-	$13,900

Liabilities:
Other noncurrent liabilities	-	24	-	24
Total liabilities	$-	$24	$-	$24

Fiscal 2013	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,771	$-	$-	$13,771
Total assets	$13,771	$-	$-	$13,771

Liabilities:
Other noncurrent liabilities	-	752	-	752
Total liabilities	$-	$752	$-	$752

17.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  The Company’s business segments consist of Marketing and data services, IT Infrastructure management, and Other services.  During the quarter ended June 30, 2013, the Company realigned its business segments to better reflect the way management assesses the business.  The e-mail fulfillment business was moved from the Other services segment to the Marketing and data services segment.  The prior-year segment information has been restated to conform to the new segment presentation.  The Marketing and data services segment now includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System), and E-mail Fulfillment and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.  The Other services segment now consists solely of the UK fulfillment business.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

The following tables present information by business segment (dollars in thousands):

	2014	2013	2012
Revenue:
Marketing and data services	$805,153	$788,740	$798,796
IT Infrastructure management	257,125	275,469	291,525
Other services	35,267	35,150	40,303
Total revenue	$1,097,545	$1,099,359	$1,130,624

Income (loss) from operations:
Marketing and data services	$78,433	$80,017	$95,173
IT Infrastructure management	32,847	29,330	24,970
Other services	1,941	(4,618)	(4,139)
Corporate	(64,937)	(2,010)	(30,441)
Income from operations	$48,284	$102,719	$85,563

Depreciation and amortization:
Marketing and data services	$49,383	$52,782	$61,443
IT Infrastructure management	52,872	60,042	66,497
Other services	751	3,384	6,722
Depreciation and amortization	$103,006	$116,208	$134,662

Total assets:
Marketing and data services	$649,321	$641,897
IT Infrastructure management	267,110	316,009
Other services	10,466	18,696
Corporate	396,404	211,104
Total assets	$1,323,301	$1,187,706

18.           UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Quarter ended December 31, 2013	Quarter ended March 31, 2014
Revenue	$266,193	$276,271	$277,873	$277,208
Gross profit	61,687	68,877	67,820	70,206
Income (loss) from operations	24,072	19,631	19,780	(15,199)
Net earnings (loss)	13,095	9,864	15,067	(29,223)
Net earnings (loss) attributable to Acxiom	13,180	9,839	15,067	(29,223)

Basic earnings (loss) per share:
Net earnings (loss)	0.18	0.13	0.20	(0.38)
Attributable to Acxiom stockholders	0.18	0.13	0.20	(0.38)

Diluted earnings (loss) per share:
Net earnings (loss)	0.17	0.13	0.19	(0.38)
Attributable to Acxiom stockholders	0.17	0.13	0.19	(0.38)

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014, 2013 AND 2012

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012	Quarter ended March 31, 2013
Revenue	$271,659	$277,467	$273,102	$277,131
Gross profit	62,348	68,303	64,254	63,814
Income from operations	25,424	30,208	26,898	20,189
Net earnings	13,199	16,372	14,449	13,099
Net earnings attributable to Acxiom	13,333	16,511	14,525	13,238

Basic earnings per share:
Net earnings	0.17	0.22	0.19	0.18
Attributable to Acxiom stockholders	0.17	0.22	0.20	0.18

Diluted earnings per share:
Net earnings	0.17	0.21	0.19	0.17
Attributable to Acxiom stockholders	0.17	0.21	0.19	0.18

Some earnings per share amounts may not add due to rounding.

In the fourth quarter of fiscal 2014, the Company recorded goodwill and other impairment charges of $28.8 million, restructuring charges of $11.1 million in gains, losses and other items, net, and business separation and transformation expenses of $6.9 million in selling, general and administrative expenses in the consolidated statement of operations.

In the third quarter of fiscal 2014, the Company recorded restructuring charges and loss contingency accruals of $4.7 million in gains, losses and other items, net, business separation and transformation expenses of $4.9 million in selling, general and administrative expenses, and a $2.6 million gain in other income from its investment in a real estate joint venture in the consolidated statement of operations.

In the second quarter of fiscal 2014, the Company recorded restructuring charges and loss contingency accruals of $6.4 million in gains, losses and other items, net and business separation and transformation expenses of $2.2 million in selling, general and administrative expenses in the consolidated statement of operations.

In the fourth quarter of fiscal 2013, the Company recorded $2.9 million in restructuring charges, offset by $0.9 million in other credits within gains, losses and other items, net, in the consolidated statement of operations.