Form 10-Q
period 2014-06-30
ACXIOM CORP
filed 2014-08-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 5, 2014 was 77,150,654.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2014

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$392,918	$418,586
Trade accounts receivable, net	150,605	160,718
Deferred income taxes	12,285	12,870
Refundable income taxes	11,436	11,535
Other current assets	51,644	54,484
Assets from discontinued operations	1,140	7,332
Total current assets	620,028	665,525
Property and equipment, net of accumulated depreciation and amortization	216,322	216,906
Software, net of accumulated amortization	40,766	39,425
Goodwill	358,671	358,384
Purchased software licenses, net of accumulated amortization	19,079	18,584
Other assets, net	22,607	24,477
	$1,277,473	$1,323,301
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$31,368	$28,567
Trade accounts payable	42,803	36,179
Accrued expenses
Payroll	31,010	62,182
Other	67,777	70,412
Deferred revenue	43,481	47,638
Income taxes payable	-	241
Liabilities from discontinued operations	1,681	4,250
Total current liabilities	218,120	249,469
Long-term debt	278,975	289,043
Deferred income taxes	88,480	90,226
Other liabilities	12,464	11,706
Commitments and contingencies
Equity:
Common stock	12,644	12,584
Additional paid-in capital	988,607	981,985
Retained earnings	595,225	602,829
Accumulated other comprehensive income	14,428	13,662
Treasury stock, at cost	(931,470)	(928,203)
Total equity	679,434	682,857
	$1,277,473	$1,323,301
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended June 30
	2014	2013

Revenues	$242,215	$257,178
Operating costs and expenses:
Cost of revenue	192,303	196,105
Selling, general and administrative	46,938	37,615
Gains, losses and other items, net	7,452	-
Total operating costs and expenses	246,693	233,720
Income (loss) from operations	(4,478)	23,458
Other expense:
Interest expense	(2,571)	(3,019)
Other, net	(413)	104
Total other expense	(2,984)	(2,915)
Earnings (loss) from continuing operations before income taxes	(7,462)	20,543
Income taxes	(1,390)	8,040
Net earnings (loss) from continuing operations	(6,072)	12,503
Earnings (loss) from discontinued operations, net of tax	(1,532)	592
Net earnings (loss)	(7,604)	13,095
Less: Net loss attributable to noncontrolling interest	-	(85)
Net earnings (loss) attributable to Acxiom	$(7,604)	$13,180

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.08)	$0.17
Net earnings (loss) from discontinued operations	(0.02)	0.01
Net earnings (loss)	$(0.10)	$0.18

Net earnings (loss) attributable to Acxiom stockholders	$(0.10)	$0.18

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.08)	$0.17
Net earnings (loss) from discontinued operations	(0.02)	0.01
Net earnings (loss)	$(0.10)	$0.17

Net earnings (loss) attributable to Acxiom stockholders	$(0.10)	$0.17

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2014	2013

Net earnings (loss)	$(7,604)	$13,095
Other comprehensive income (loss):
Change in foreign currency translation adjustment	917	(2,747)
Unrealized gain (loss) on interest rate swap	(151)	198
Other comprehensive income (loss)	766	(2,549)
Comprehensive income (loss)	(6,838)	10,546
Less: comprehensive loss attributable to noncontrolling interests	-	(85)
Comprehensive income (loss) attributable to Acxiom stockholders	$(6,838)	$10,631

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2014
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	Earnings	income	of shares	Amount	Equity
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$ 602,829	$13,662	(49,203,507)	$(928,203)	$682,857
Employee stock awards, benefit plans and other issuances	114,774	12	2,596	-	-	(151,830)	(3,282)	(674)
Non-cash share-based compensation	-	-	4,074	-	-	-	15	4,089
Restricted stock units vested	483,284	48	(48)	-	-	-	-	-
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	917	-	-	917
Unrealized gain on interest rate swap	-	-	-	-	(151)	-	-	(151)
Net earnings (loss)	-	-	-	(7,604)	-	-	-	(7,604)
Balances at June 30, 2014	126,441,666	$12,644	$988,607	$ 595,225	$14,428	(49,355,337)	$(931,470)	$679,434

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$(7,604)	$13,095
Loss (earnings) from discontinued operations, net of tax	1,532	(592)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	27,524	25,048
Deferred income taxes	(1,843)	(588)
Non-cash share-based compensation expense	4,089	3,181
Changes in operating assets and liabilities:
Accounts receivable, net	12,482	2,216
Other assets	2,736	743
Deferred costs	(1,383)	-
Accounts payable and other liabilities	(29,022)	(27,826)
Deferred revenue	(6,644)	1,231
Net cash provided by operating activities	1,867	16,508
Cash flows from investing activities:
Capitalized software development costs	(4,969)	(5,954)
Capital expenditures	(19,001)	(8,912)
Data acquisition costs	(635)	(1,961)
Net cash used in investing activities	(24,605)	(16,827)
Cash flows from financing activities:
Payments of debt	(5,502)	(4,890)
Acquisition of treasury stock	-	(16,139)
Sale of common stock, net of stock acquired for withholding taxes	(674)	5,755
Net cash used in financing activities	(6,176)	(15,274)
Net cash used in continuing operations	(28,914)	(15,593)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(13)	341
Net cash provided by (used in) investing activities	2,927	(8)
Net cash provided by discontinued operations	2,914	333
Net cash used in continuing and discontinued operations	(26,000)	(15,260)
Effect of exchange rate changes on cash	332	(84)
Net change in cash and cash equivalents	(25,668)	(15,344)
Cash and cash equivalents at beginning of period	418,586	222,974
Cash and cash equivalents at end of period	$392,918	$207,630

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2014	2013
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,875	$3,011
Income taxes	297	1,084
Payments on capital leases and installment payment arrangements	1,235	2,900
Other debt payments	4,267	1,990
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2014 (“2014 Annual Report”), as filed with the Commission on May 28, 2014.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2014 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2015.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2014 Annual Report.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  On May 30, 2014 the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the current fiscal quarter.  The results of operations and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.  Refer to Note 4, Discontinued Operations, for more information regarding the sale.

2.           EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2014	2013
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(6,072)	$12,503
Net earnings (loss) from discontinued operations	(1,532)	592
Net earnings (loss)	$(7,604)	$13,095
Net loss attributable to noncontrolling interest	-	(85)
Net earnings (loss) attributable to Acxiom	$(7,604)	$13,180

Basic weighted-average shares outstanding	76,833	73,679
Basic earnings (loss) per share:
Continuing operations	$(0.08)	$0.17
Discontinued operations	$(0.02)	$0.01
Net earnings (loss)	$(0.10)	$0.18
Net loss attributable to noncontrolling interest	$-	$-
Net earnings (loss) attributable to Acxiom	$(0.10)	$0.18

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	76,833	73,679
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	1,812
Diluted weighted-average shares outstanding	76,833	75,491
Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$0.17
Discontinued operations	$(0.02)	$0.01
Net earnings (loss)	$(0.10)	$0.17
Net loss attributable to noncontrolling interest	$-	$-
Net earnings (loss) attributable to Acxiom	$(0.10)	$0.17

Some earnings (loss) per share amounts may not add due to rounding.

Options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2014	2013
Number of shares outstanding under options, warrants and restricted stock units	1,872	4,018
Range of exercise prices for options and warrants	$21.17-$62.06	$21.06-$62.06

In addition to the antidilutive items shown above, because of the loss reported for the quarter ended June 30, 2014, all options, warrants, and restricted stock are excluded from the diluted weighted-average shares calculation since the effect would be antidilutive.

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, and again on November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014.  During the three months ended June 30, 2014, the Company had no common stock repurchases.  Through June 30, 2014, the Company had repurchased 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	June 30, 2014	March 31, 2014
Foreign currency translation	$14,603	$13,686
Unrealized loss on interest rate swap	(175)	(24)
	$14,428	$13,662

Noncontrolling Interest

During fiscal year 2011, the Company acquired a 70% interest in GoDigital (Acxiom Brazil), a data quality and precision marketing firm located in Brazil.  Since Acxiom had voting control of the entity, its results were included in Acxiom’s consolidated results.  The interest that was not Acxiom-owned was reflected as noncontrolling interest in the condensed consolidated statement of operations and the condensed consolidated balance sheets.  During fiscal 2014, the Company acquired the balance of the outstanding equity interests it did not already own in Acxiom Brazil and, as a result, the subsidiary is now wholly-owned.

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 26.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2014, there were a total of 3.3 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 381,509 stock options in the three months ended June 30, 2014.  The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2014 was $8.14.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.5%; expected option life of 4.4 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.

Option activity for the three months ended June 30, 2014 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	4,538,518	$20.30
Granted	381,509	$21.17
Exercised	(14,137)	$18.79		$50
Forfeited or cancelled	(520,923)	$34.66
Outstanding at June 30, 2014	4,384,967	$18.67	4.73	$19,297
Exercisable at June 30, 2014	3,152,528	$19.09	3.25	$14,034

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on June 30, 2014.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2014:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$6.32 - $ 8.90	39,668	3.61 years	$8.74	39,668	$8.74
$11.08 - $ 14.42	1,728,984	6.01 years	$13.21	1,115,733	$13.04
$15.10 - $ 19.76	686,167	2.20 years	$16.38	686,167	$16.38
$20.44 - $ 25.00	1,590,000	5.15 years	$22.32	990,364	$22.95
$26.33 - $ 29.30	115,358	1.03 years	$27.94	115,358	$27.94
$32.85 - $ 35.16	91,812	2.76 years	$34.45	72,260	$34.88
$40.88 - $ 62.06	132,978	1.13 years	$41.82	132,978	$41.82
	4,384,967	4.73 years	$18.67	3,152,528	$19.09

Total expense related to stock options for the three months ended June 30, 2014 and 2013 was approximately $0.7 million and $0.5 million respectively.  Future expense for these options is expected to be approximately $7.2 million over the next four years.

Stock Appreciation Right (SAR) Activity
During the three months ended June 30, 2014, the Company granted 245,404 performance-based SARs with a value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of SARs up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the SARs will be automatically exercised, and the award recipient may receive a number of common stock shares equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final Company stock market value (up to a maximum share value of $70) minus the SAR exercise price, divided by (b) the SAR exercise price.  The SARs contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based SARs is determined using a Monte Carlo simulation model.

Following is a summary of SAR activity for the three months ended June 30, 2014:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	-	$-
Granted	245,404	$40.00
Outstanding at June 30, 2014	245,404	$40.00	2.76	$-
Exercisable at June 30, 2014	-	$-	-	$-

Total expense related to SARs for the three months ended June 30, 2014 was not material.  Future expense for these SARs is expected to be approximately $0.5 million over the next three years.

Restricted Stock Unit Activity
During the three months ended June 30, 2014, the Company granted time-vesting restricted stock units covering 395,902 shares of common stock with a value at the date of grant of $8.4 million.  Of the restricted stock units granted in the current period, 387,872 vest in equal annual increments over four years and 8,030 vest in one year.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the three-month period ending June 30, 2014 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,078,029	$18.46	2.17
Granted	395,902	$21.17
Vested	(302,774)	$16.19
Forfeited or cancelled	(16,091)	$21.65
Outstanding at June 30, 2014	1,155,066	$19.94	2.65

During the three months ended June 30, 2014, the Company granted performance-based restricted stock units covering 232,274 shares of common stock with a value at the date of grant of $4.5 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2017, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2014 to March 31, 2017.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the three-month period ending June 30, 2014 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,066,828	$14.19	0.91
Granted	232,274	$19.29
Vested	(115,086)	$14.38
Forfeited or cancelled	(4,474)	$26.00
Outstanding at June 30, 2014	1,179,542	$15.13	1.16

Total expense related to all restricted stock units in the three months ended June 30, 2014 and 2013 was approximately $3.3 million and $2.7 million respectively.  Future expense for these restricted stock units is expected to be approximately $28.9 million over the next four years.

Other Performance Unit Activity
During the three months ended June 30, 2014, the Company granted 201,464 performance-based units with a value at the date of grant of $1.0 million.  All of the performance-based units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price having a range of 0% at a $40 Company stock price, or below, to 100% at a $70 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

Following is a summary of other performance unit activity for the three months ended June 30, 2014:
	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	-	$-	-
Granted	201,464	$5.18
Outstanding at June 30, 2014	201,464	$5.18	2.76

Total expense related to other performance units for the three months ended June 30, 2014 was not material.  Future expense for these performance units is expected to be approximately $1.0 million over the next three years.

4.           DISCONTINUED OPERATIONS:

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the current fiscal quarter.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.

The 2Touch business unit was included in the Other services segment in the Company’s segment results presented in prior periods.  However, in the current fiscal quarter, the 2Touch business unit is excluded from segment results and segregated as discontinued operations.

Summary results of operations of the 2Touch business unit for the three months ended June 30, 2014 and 2013, respectively, are segregated and included in earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):

	For the quarter ended June 30
	2014	2013
Revenues	$5,762	$9,015

Earnings from discontinued operations before income taxes	$343	$614
Loss on sale of discontinued operations before income taxes	(1,875)	-
Income taxes	-	(22)
Earnings (loss) from discontinued operations, net of tax	$(1,532)	$592

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets and are as follows (dollars in thousands):

	June 30, 2014	March 31, 2014
Trade accounts receivable, net	$886	$6,451
Other current assets	5	881
Other assets, net	249	-
Assets from discontinued operations	$1,140	$7,332

Trade accounts payable and accrued expenses	$380	$4
Accrued payroll and related expenses	178	1,790
Other accrued expenses	1,040	2,350
Deferred revenue	83	106
Liabilities from discontinued operations	$1,681	$4,250

5.           ACQUISITIONS

Subsequent Event

On July 1, 2014, the Company completed the acquisition of LiveRamp, Inc., a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding shares of LiveRamp, resulting in a 100% change in control of LiveRamp.  The purchase price for the acquisition will also include certain replacement stock options issued to LiveRamp employees.  The Company has not yet completed the purchase accounting for the acquisition.  Results of operations for LiveRamp will be included in the Company’s condensed consolidated financial statements from the date of acquisition.

Upon the completion of the acquisition on July 1, 2014, the Company incurred a liability amounting to $0.8 million payable to a third party for transaction fees relating to the acquisition.  In addition, transaction fees related to the acquisition were $0.8 million for the three months ended June 30, 2014.

LiveRamp will be included in the Marketing and data services segment.  LiveRamp’s annual revenue for its most recent fiscal year was approximately $22 million.

6.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2014	March 31, 2014
Prepaid expenses	$36,915	$40,339
Assets of non-qualified retirement plan	14,069	13,900
Other miscellaneous assets	660	245
Other current assets	$51,644	$54,484

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2014	March 31, 2014
Acquired intangible assets, net	$220	$281
Deferred data acquisition costs	4,275	4,502
Deferred expenses	13,895	16,143
Other miscellaneous noncurrent assets	4,217	3,551
Noncurrent assets	$22,607	$24,477

The acquired intangible assets noted above represent customer relationship intangibles acquired through purchase acquisitions, net of accumulated amortization.

7.           GOODWILL:

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2014 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by operating segment, at June 30, 2014, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Total
Balance at March 31, 2014	$286,876	$71,508	$358,384
Change in foreign currency translation adjustment	287	-	287
Balance at June 30, 2014	$287,163	$71,508	$358,671

Goodwill by component included in Marketing and Data Services as of June 30, 2014 is US, $266.7 million; Australia, $13.6 million; China, $6.0 million; and Brazil, $0.9 million.

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

As a final test of the annual valuation results, the total of the values of the components is reconciled to the actual market value of Acxiom common stock as of the valuation date.  Management believes the resulting control premium is reasonable compared to historical control premiums observed in actual transactions.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  At April 1, 2014, Acxiom’s segments were the Marketing and data services segment and the IT Infrastructure management segment.  Because the Marketing and data services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of five components at the beginning of the year.  The goodwill amounts as of April 1, 2014 included in each component tested were:  U.S. Marketing and data services, $266.7 million; Australia Marketing and data services, $13.3 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $0.9 million; and U.S. Infrastructure management, $71.5 million.

As of April 1, 2014, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had an excess fair value exceeding 35%, except for U.S. Infrastructure management.  The fair value of the U.S. Infrastructure management segment has decreased by a significant amount since the prior annual test.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2016.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

8.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	June 30, 2014	March 31, 2014
Term loan credit agreement	$288,750	$292,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to eight years	9,989	12,990
Other debt and long-term liabilities	11,604	12,120
Total long-term debt and capital leases	310,343	317,610
Less current installments	31,368	28,567
Long-term debt, excluding current installments	$278,975	$289,043

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At June 30, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at June 30, 2014 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at June 30, 2014 was 2.3%.  Outstanding letters of credit at June 30, 2014 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2014 was 0.23%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2014, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2014.

9.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.9 million at June 30, 2014 and March 31, 2014.

10.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  Prior to the current fiscal quarter, the Company’s business segments consisted of Marketing and data services, IT Infrastructure management, and Other services.  The Other services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  On May 30, 2014, the Company substantially completed the sale of 2Touch to Parseq Ltd., a European business process outsourcing service provider (see Note 4 for further details).  As a result, in the current fiscal quarter, the 2Touch business unit is excluded from segment results and reported as discontinued operations.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System), and E-mail Fulfillment and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.

Company management uses the revenues and earnings of the remaining two operating segments, among other factors, for performance evaluation and resource allocation.  The Company evaluates performance of the segments based on segment operating income (loss).  The Company’s calculation of segment operating income (loss) does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items, as well as certain business separation and transformation expenses.

The following tables present information by business segment (dollars in thousands):

	For the three months ended June 30
	2014	2013
Revenue:
Marketing and data services	$186,683	$187,793
IT Infrastructure management	55,532	69,385
Total revenue	$242,215	$257,178

Income (loss) from operations:
Marketing and data services	$10,272	$12,697
IT Infrastructure management	4,739	10,761
Corporate	(19,489)	-
Income (loss) from operations	$(4,478)	$23,458

11.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the three months ended June 30, 2014 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Balance at March 31, 2014	$6,542	$10,217	$16,759
Payments	(4,570)	(653)	(5,223)
Charges and adjustments	4,040	2,459	6,499
Balance at June 30, 2014	$6,012	$12,023	$18,035

The above balances are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the three months ended June 30, 2014, the Company recorded a total of $6.7 million in restructuring charges and adjustments included in gains, losses and other items in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $4.0 million, lease accruals of $2.5 million, and asset write offs of $0.2 million.

The associate-related accruals of $4.0 million relate to the termination of associates in the United States and Europe and include adjustments of $1.0 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $2.3 million remained accrued as of June 30, 2014.  These costs are expected to be paid out in fiscal 2015.

The lease accruals of $2.5 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through June 2017.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2014 is $2.5 million.

In fiscal 2014, the Company recorded a total of $17.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related charges of $14.0 million and lease accruals of $3.8 million.

The associate-related accruals of $14.0 million relate to the termination of associates in the United States, Australia, China, and Europe.  As noted above, this accrual was increased by $1.0 million in fiscal 2015 as a result of additional associate terminations.  Of the amount accrued, $3.6 million remained accrued as of June 30, 2014.  These costs are expected to be paid out in fiscal 2015.

The lease accruals of $3.8 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The Company has ceased using a portion of a certain leased office facility.  The Company intends to attempt to sublease the facility space to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the lease.  The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2014 is $3.5 million.

As part of its restructuring plans in fiscal 2013, the Company recorded $2.8 million of severance and other associate-related payments in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The accruals relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $0.1 million remained accrued as of June 30, 2014.  These costs are expected to be paid out in fiscal 2015.

As part of its restructuring plans in fiscal 2012, the Company recorded lease accruals of $2.6 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2014 is $0.9 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2014 is $4.9 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended June 30
	2014	2013
Restructuring plan charges and adjustments	6,672	-
LiveRamp acquisition-related costs	780	-
	$7,452	$-

12.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s condensed consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  Listed below is one matter pending against the Company and one of its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

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

In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 26 years of $123.6 million.

In connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At June 30, 2014 the Company’s maximum potential future payments under this guarantee were $1.4 million.

13.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate for the current fiscal year is impacted by losses in foreign jurisdictions.  The Company does not record a tax benefit for certain of these losses due to uncertainty of future benefit.

14.           FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2014, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,069	$-	$-	$14,069
Total assets	$14,069	$-	$-	$14,069

Liabilities:
Other noncurrent liabilities	$-	$175	$-	$175
Total liabilities	$-	$175	$-	$175

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

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the current fiscal quarter.  The results of operations, including the loss on the sale, cash flows, and the balance sheet amounts pertaining to 2Touch, for all periods reported, have been classified as discontinued operations in the condensed consolidated financial statements.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our condensed consolidated financial statements relates to continuing operations unless otherwise indicated.

Prior to the current fiscal quarter, the Company’s business segments consisted of Marketing and data services, IT Infrastructure management, and Other services.  The Other services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  As a result of the 2Touch disposal in the current fiscal quarter, the 2Touch business unit is excluded from segment results and segregated as discontinued operations.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System), and E-mail Fulfillment and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.

Notable results and events of the quarter ended June 30, 2014 are identified below.

•	Revenue of $242.2 million, a 5.8% decrease from $257.2 million in the same quarter a year ago.

•
Total operating expenses of $246.7 million, a 5.6% increase from $233.7 million in the same quarter a year ago.  Total operating expenses include restructuring charges and adjustments of $6.7 million and LiveRamp transaction costs of $0.8 million recorded in gains, losses and other items, net and business separation and transformation expenses of $12.0 million recorded in selling, general and administrative expenses.

•	Net loss from continuing operations of $6.1 million, compared to net earnings from continuing operations of $12.5 million in the same quarter a year ago.

•
Subsequent to the end of the current fiscal quarter, on July 1, 2014, the Company completed the acquisition of LiveRamp, Inc.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company paid $265.7 million, net of cash acquired, in cash for all outstanding shares of LiveRamp.  Results of operations for LiveRamp will be included in the Company’s condensed consolidated financial statements from the date of acquisition.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended June 30, 2014.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):
	For the quarter ended June 30
	2014	2013	% Change
Revenues	$242,215	$257,178	(6%)
Total operating costs and expenses	246,693	233,720	6%
Income (loss) from operations	$(4,478)	$23,458	(119%)
Diluted earnings (loss) per share attributable to Acxiom stockholders	$(0.10)	$0.17	(159%)

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):

	For the quarter ended June 30
	2014	2013	% Change
Marketing and data services	$186,683	$187,793	(1%)
IT Infrastructure management services	55,532	69,385	(20%)
Total revenue	$242,215	$257,178	(6%)

Total revenue decreased 5.8%, or $15.0 million, to $242.2 million in the quarter ended June 30, 2014 from $257.2 million in the same quarter a year ago.

Marketing and data services (MDS) revenue for the quarter ended June 30, 2014 was $186.7 million, a $1.1 million, or 0.6%, decrease from the same quarter a year ago.   On a geographic basis, International MDS revenue decreased $0.2 million, or 0.8%, while U.S. MDS revenue decreased $0.9 million, or 0.6%, when compared to the same quarter a year ago.  For U.S. MDS revenue, decreases in the Data Brokerage ($1.4 million), Automotive ($1.1 million), Communications ($1.3 million) and Travel and Entertainment ($1.1 million) industries from volume reductions were partially offset by increases in Technology ($2.4 million) and Media and Publishing ($1.7 million) industries from new business and volume increases.  By line of business, an MDS revenue increase in Marketing Management ($1.4 million or 4.7%) was offset by decreases in CDI ($1.3 million or 4.7%) and Consumer Insight Solutions ($0.7 million or 1.5%).  The Consumer Insight Solutions decrease resulted primarily from Europe restructuring activities and the CDI decrease primarily resulted from lower volume in the U.S. The Marketing Management increase resulted primarily from increases in gross media spend through the AOS platform.

IT Infrastructure Management (IM) revenue for the quarter ended June 30, 2014 was $55.5 million, a $13.9 million, or 20.0% decrease from the same quarter a year ago.  IM revenue included termination fees of approximately $2.2 million from customers that are winding down their contractual relationship with the Company.  Excluding the impact of the termination fees, the IM revenue decrease resulted from lower project revenue from existing customers and the approximate $10.5 million impact of lost business.  The Company received notifications of client contract terminations from certain IM clients as disclosed in its 2014 annual report.  During the current fiscal quarter, the Company recorded revenue of approximately $9.3 million from one of these customers as their services wind down.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):
	For the quarter ended June 30
	2014	2013	% Change
Cost of revenue	$192,303	$196,105	(2%)
Selling, general and administrative	46,938	37,615	25%
Gains, losses and other items, net,	7,452	-	100%
Total operations costs and expenses	$246,693	$233,720	6%

Cost of revenue was $192.3 million for the quarter ended June 30, 2014, a $3.8 million, or 1.9%, decrease from the same quarter a year ago.  Gross margins decreased from 23.7% to 20.6% between the two comparable periods.  U.S. gross margins decreased from 25.3% to 21.3% and International gross margins increased from 9.0% to 14.7%. U.S. margins were primarily impacted by declining IM margins resulting from contract terminations, but were also impacted by increases in research and development expenses and lower revenue.  International margins benefitted from cost reductions in Europe and Australia.

Selling, general, and administrative (SG&A) expenses were $46.9 million for the quarter ended June 30, 2014, a $9.3 million, or 24.8%, increase when compared to the same quarter a year ago.  In the current fiscal quarter, SG&A included $12.0 million of costs associated with business transformation expenses and, to a lesser extent, cost of separating shared operations of the MDS and IM operating segments. Excluding these costs, SG&A expense decreased 7.2% and, as a percentage of total revenue, was 14.4% compared to 14.6% in the same quarter a year ago.

The Company continues to develop and execute plans to further transform the business and finalize the separation of its operating segments.  As the Company executes these plans, it is likely to continue to incur incremental outside consulting and other third-party expenses.

Gains, losses and other items, net was $7.5 million for the quarter ended June 30, 2014.  This amount results primarily from restructuring charges and adjustments of $6.7 million and LiveRamp transaction costs of $0.8 million.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit (loss) and margin by segment for each of the periods presented (dollars in thousands):
	For the quarter ended June 30
	2014	2013
Operating profit (loss) and profit (loss) margin:
Marketing and data services	$10,272	$12,697
	5.5%	6.8%
IT Infrastructure management services	$4,739	$10,761
	8.5%	15.5%
Corporate	$(19,489)	$-
Total operating profit (loss)	$(4,478)	$23,458
Total operating profit margin	(1.8%)	9.1%

MDS income from operations was $10.3 million, a 5.5% margin, for the quarter ended June 30, 2014 compared to $12.7 million, a 6.8% margin, for the same quarter a year ago.  Margins in the U.S. declined from 10.2% to 8.3% and International losses decreased $0.8 million, to $3.3 million, between the two comparable periods.  The U.S. margin decline primarily resulted from costs associated with additional personnel and data costs required to support investment initiatives and lower revenue that was partially offset by cost reductions.  International operating margin increases primarily resulted from revenue increases in Europe.

IM income from operations was $4.7 million, an 8.5% margin, for the quarter ended June 30, 2014 compared to $10.8 million, a 15.5% margin, for the same quarter a year ago.  IM margins declined in the current-year quarter as a result of revenue decreases from lost business.

Corporate loss from operations was $19.5 million in the quarter ended June 30, 2014.  The losses primarily consist of restructuring charges and adjustments of $6.7 million and LiveRamp transaction costs of $0.8 million recorded in gains, losses and other items, net and business separation and transformation expenses of $12.0 million recorded in selling, general and administrative expenses on the consolidated statement of operations.

Other Expense, Income Taxes and Other Items
Interest expense was $2.6 million for the quarter ended June 30, 2014 compared to $3.0 million for the same quarter a year ago.  On October 9, 2013, the Company refinanced its prior credit agreement.  As a result, the average term loan balance increased approximately $75 million and the average interest rate decreased approximately 140 basis points causing interest expense to decrease during the quarter ended June 30, 2014 when compared to the same quarter a year ago.  Interest expense on other debt, such as capital leases, also decreased.

Other expense was $0.4 million for the quarter ended June 30, 2014 compared to other income of $0.1 million in the same quarter a year ago.  Other income and expense primarily consists of foreign currency transaction gains and losses in both periods.

The effective tax rate for the quarter ended June 30, 2014 was 18.6% compared to 39.1% for the same quarter a year ago.  Both period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest in the prior year period included the noncontrolling interest in the Company’s Brazilian subsidiary.  During fiscal 2014, the Company acquired the remaining noncontrolling interest in Acxiom Brazil.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2014 totaled $401.9 million, a $14.2 million decrease when compared to $416.1 million at March 31, 2014.  Total current assets decreased $45.5 million primarily from decreases in cash and cash equivalents of $25.7 million, trade accounts receivable, net of $10.1 million, and assets of discontinued operations of $6.2 million.  Current liabilities decreased $31.3 million primarily from decreases in accrued payroll and related expenses of $31.2 million and deferred revenue of $4.2 million which were partially offset by an increase in trade accounts payable of $6.6 million.

The Company’s cash is primarily located in the United States.  Approximately $17.1 million of the total cash balance of $392.9 million, or approximately 4.4%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 57 days at June 30, 2014 compared to 54 days at March 31, 2014, and is calculated as follows (dollars in thousands):

	June 30, 2014	March 31, 2014
Numerator – trade accounts receivable, net	$150,605	$160,718
Denominator:
Quarter revenue	242,215	268,562
Number of days in quarter	91	90
Average daily revenue	$2,662	$2,984
Days sales outstanding	57	54

Net cash provided by operating activities was $1.9 million for the three months ended June 30, 2014, compared to $16.5 million in the same period a year ago.  The $14.6 million decrease primarily resulted from the decrease in net earnings ($20.7 million) partially offset by changes in operating assets and liabilities.

Investing activities used $24.6 million in cash during the three months ended June 30, 2014 compared to $16.8 million in the same period a year ago.  Current year investing activities primarily consisted of capital expenditures ($19.0 million) and capitalization of software ($5.0 million).  The $7.8 million increase from the prior year primarily results from a $10.1 million increase in capital expenditures due to increased investment in facilities and data processing and network infrastructure.

Financing activities used $6.2 million in cash during the three months ended June 30, 2014 compared to $15.3 million in the same period a year ago.  Financing activities primarily consists of payments of debt of $5.5 million, including capital lease and installment credit payments of $1.2 million and other debt payments of $4.3 million.  Financing activities used $15.3 million in cash during the quarter ended June 30, 2013 and included payments of debt of $4.9 million and acquisition of treasury stock of $16.1 million, offset by $5.8 million in proceeds from the sale of common stock.  The payments of debt included capital lease and installment credit payments of $2.9 million and other debt payments of $2.0 million.  The acquisition of treasury stock consisted of payments of $16.1 million for 0.7 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  .Under the Company’s common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014.  Through June 30, 2014, the Company has purchased a total of 12.3 million shares of its stock for $192.6 million, leaving remaining capacity of $57.4 million under the program.

Net cash provided by discontinued operations was $2.9 million during the three months ended June 20, 3014 compared to $0.3 million in the same period a year ago.  The current-year activity primarily results from the $2.9 million of proceeds received for the sale of 2Touch.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At June 30, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at June 30, 2014 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at June 30, 2014 was 2.3%.  Outstanding letters of credit at June 30, 2014 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2014 was 0.23%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2014, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss) with the offset recorded to other noncurrent liabilities.  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2014.

On July 1, 2014, subsequent to the end of the quarter, the Company paid $265.7 million, net of cash acquired, to acquire LiveRamp.  The Company used available cash to fund the transaction.  There were no revolving credit borrowings related to the purchase.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company has guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At June 30, 2014 the Company’s maximum potential future payments under this guarantee were $1.4 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2014.   The table does not include the future payment of gross unrealized tax benefit liabilities of $2.8 million or the future payment, if any, against the Company’s interest rate swap liability of $0.2 million as the Company is not able to predict the periods in which these payments will be made. The column for 2015 represents the nine months ending March 31, 2015.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Term loan	$18,750	$30,000	$30,000	$37,500	$172,500	$-	$288,750
Capital lease and installment payment obligations	2,558	688	763	919	1,096	3,965	9,989
Other long-term debt	1,580	2,168	2,243	2,319	1,583	1,711	11,604
Total long-term obligations	22,888	32,856	33,006	40,738	175,179	5,676	310,343
Operating lease payments	16,601	20,144	17,443	15,056	12,206	42,149	123,599
Total contractual cash obligations	$39,489	$53,000	$50,449	$55,794	$187,385	$47,825	$433,942

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Total purchase commitments	$51,896	$36,453	$22,420	$2,637	$520	$737	$114,663

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2015 of $12.3 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2014 (dollars in thousands):

Lease guarantee	$1,394
Outstanding letters of credit	2,168
Surety bonds	420

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

To help accelerate the pace of product development, the Company has significantly increased the level of product investment.  Notwithstanding the Company’s cost reduction efforts, the Company expects to continue to maintain this level of investment spending, primarily for engineering labor, capitalized software, and new data sources for at least the remainder of this fiscal year.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2014 Annual Report.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2014 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2014 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

Valuation of Goodwill
Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2014 indicated no potential impairment of its goodwill balances.

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

As a final test of the annual valuation results, the total of the values of the components is reconciled to the actual market value of Acxiom common stock as of the valuation date.  Management believes the resulting control premium is reasonable compared to historical control premiums observed in actual transactions.

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  At April 1, 2014, Acxiom’s segments were the Marketing and data services segment and the IT Infrastructure management segment.  Because the Marketing and data services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of five components at the beginning of the year.  The goodwill amounts as of April 1, 2014 included in each component tested were:  U.S. Marketing and data services, $266.7 million; Australia Marketing and data services, $13.3 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $0.9 million; and U.S. Infrastructure management, $71.5 million.

As of April 1, 2014, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had an excess fair value exceeding 35%, except for U.S. Infrastructure management.  The fair value of the U.S. Infrastructure management segment has decreased by a significant amount since the prior annual test.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal

2016.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

New Accounting Pronouncements

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

In May 2014, the FASB issued an update, Revenue from Contracts with Customers.  This update supersedes all existing revenue recognition guidance under U.S. generally accepted accounting principles, as well as some cost guidance and guidance on certain gains and losses.  The update will be effective for Acxiom for fiscal 2018, and early application is not permitted.  Application of the new update may either be applied retrospectively to all periods reported, with certain practical expedients allowed, or retrospectively with the cumulative effect of initial application recognized at the date of initial application.  The Company has not yet assessed the impact of implementation of the new guidance, nor determined which implementation method to use.

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	statements containing a projection of revenues, expenses, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•	statements regarding plans to continue making significant investments in product development;

•	management’s belief that increased product investment will drive revenue growth in fiscal 2015 and beyond;

•	statements regarding the Company’s cost reduction efforts and related cost savings;

•	management’s plan to create operating independence between its operating segments;

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2014 Annual Report and those described from time to time in our future reports filed with the SEC;

•	the possibility that we will not be able to achieve anticipated cost reductions and avoid unanticipated costs in a timely manner or at all;

•	the possibility that unusual or infrequent charges may be incurred;

•	the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts resulting in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;

•	the possibility that the fair value of certain of our assets (including goodwill) may not be equal to the carrying value of those assets now or in future time periods;

•	the possibility that sales cycles may lengthen;

•	the possibility that we will not be able to properly motivate our sales force or other associates;

•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;

•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•	the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  The swap agreement expires March 10, 2017.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2014 and March 31, 2014, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and legal matters that arise in the ordinary course of the business.  None of these, however, are believed to be material in their nature or scope.  Listed below is a matter pending against the Company and one of its subsidiaries for which the potential exposure is considered material.  While the ultimate results of this matter cannot be determined, it is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 5.                      Other Information

The 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) of the Company was held on August 7, 2014 at 10:00 a.m. CDT at the Acxiom River Market Building, 601 E. Third Street, Little Rock, Arkansas and via the Internet at www.virtualshareholdermeeting.com/ACXM14.  The Company’s stockholders voted on the matters discussed below.

Election of directors.  Timothy R. Cadogan, William T. Dillard II, and Scott E. Howe were elected to the board of directors for three-year terms expiring at the 2017 Annual Meeting of Stockholders by the following votes:

Name	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Timothy R. Cadogan	65,975,747	541,617	9,561	6,248,276
William T. Dillard II	65,372,068	1,147,815	7,042	6,248,276
Scott E. Howe	65,950,276	571,524	5,125	6,248,276

Advisory vote on executive compensation. The stockholders approved, on an advisory basis, the compensation of the Company’s Named Executive Officers as disclosed in the Proxy Statement by the following votes:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
63,037,586	3,472,097	17,242	6,248,276

Ratification of independent registered public accountant.  The stockholders ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2015 by the following votes:

Votes For	Votes Against	Votes Abstained
72,356,477	381,005	37,719

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

2.1
Merger Agreement, dated May 12, 2014, by and among Acxiom Corporation, Big Sky Sub Acquisition, Inc., LiveRamp, Inc., and The Brenner Group (previously filed on May 14, 2014 as Exhibit 2.1 to Acxiom
Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
Employment Agreement between the Company and Scott E. Howe dated July 26, 2014  (previously filed on May 27, 2014 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.2	2010 Executive Officer Severance Policy, as amended (previously filed on May 27, 2014 as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2014, and March 31,
2014, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013,  (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended
June 30, 2014 and 2013,  (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  August 8, 2014

By: /s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Merger Agreement, dated May 12, 2014, by and among Acxiom Corporation, Big Sky Sub Acquisition, Inc., LiveRamp, Inc., and The Brenner Group (previously filed on May 14, 2014 as Exhibit 2.1 to
Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
Employment Agreement between the Company and Scott E. Howe dated July 26, 2014  (previously filed on May 27, 2014 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and
incorporated herein by reference)

10.2	2010 Executive Officer Severance Policy, as amended (previously filed on May 27, 2014 as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2014, and
March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013,  (iii) Condensed Consolidated Statements of Comprehensive Income for the
three months ended June 30, 2014 and 2013,  (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2014, (v) Condensed Consolidated Statements of Cash
Flows for the three months ended June 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.