Form 10-Q
period 2014-09-30
ACXIOM CORP
filed 2014-11-07
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2014

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ----- to -----

Commission file number 0-13163

Acxiom Corporation (Exact Name of Registrant as Specified in Its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0581897 (I.R.S. Employer Identification No.)
P.O. Box 8190, 601 E. Third Street, Little Rock, Arkansas (Address of Principal Executive Offices)	72203-8190 (Zip Code)
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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 4, 2014 was 77,011,360.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2014

Part I.           Financial Information                                                                                                                                                                             Page No.
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Three months ended September 30, 2014 and 2013 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Six months ended September 30, 2014 and 2013 (Unaudited)	5

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three months ended September 30, 2014 and 2013 (Unaudited)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Six months ended September 30, 2014 and 2013 (Unaudited)	7

Condensed Consolidated Statement of Equity for the Six months ended September 30, 2014 (Unaudited)	8

Condensed Consolidated Statements of Cash Flows for the Six months ended September 30, 2014 and 2013 (Unaudited)	9-10
Notes to Condensed Consolidated Financial Statements	11-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II.       Other Information
Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

Signature	42

Exhibit Index	43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$109,810	$418,586
Trade accounts receivable, net	156,500	160,718
Deferred income taxes	18,090	12,870
Refundable income taxes	5,128	11,535
Restricted cash held in escrow	31,000	-
Other current assets	57,373	54,484
Assets from discontinued operations	952	7,332
Total current assets	378,853	665,525
Property and equipment, net of accumulated depreciation and amortization	221,810	216,906
Software, net of accumulated amortization	79,768	39,425
Goodwill	573,468	358,384
Purchased software licenses, net of accumulated amortization	16,114	18,584
Other assets, net	45,215	24,477
	$1,315,228	$1,323,301
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$34,118	$28,567
Trade accounts payable	50,112	36,179
Accrued expenses
Payroll	31,956	62,182
Other	67,229	70,412
Acquisition escrow payable	31,000	-
Deferred revenue	35,678	47,638
Income taxes payable	-	241
Liabilities from discontinued operations	1,671	4,250
Total current liabilities	251,764	249,469
Long-term debt	270,869	289,043
Deferred income taxes	101,424	90,226
Other liabilities	12,689	11,706
Commitments and contingencies
Equity:
Common stock	12,707	12,584
Additional paid-in capital	1,005,443	981,985
Retained earnings	593,681	602,829
Accumulated other comprehensive income	11,856	13,662
Treasury stock, at cost	(945,205)	(928,203)
Total equity	678,482	682,857
	$1,315,228	$1,323,301
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2014	2013

Revenues	$260,037	$267,777
Operating costs and expenses:
Cost of revenue	205,318	199,107
Selling, general and administrative	50,483	42,859
Gains, losses and other items, net	929	6,584
Total operating costs and expenses	256,730	248,550
Income from operations	3,307	19,227
Other expense:
Interest expense	(2,395)	(2,980)
Other, net	(115)	(350)
Total other expense	(2,510)	(3,330)
Earnings from continuing operations before income taxes	797	15,897
Income taxes	2,293	6,459
Net earnings (loss) from continuing operations	(1,496)	9,438
Earnings (loss) from discontinued operations, net of tax	(48)	426
Net earnings (loss)	(1,544)	9,864
Less: Net earnings attributable to noncontrolling interest	-	25
Net earnings (loss) attributable to Acxiom	$(1,544)	$9,839

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.02)	$0.13
Net earnings (loss) from discontinued operations	-	0.01
Net earnings (loss)	$(0.02)	$0.13

Net earnings (loss) attributable to Acxiom stockholders	$(0.02)	$0.13

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.02)	$0.12
Net earnings (loss) from discontinued operations	-	0.01
Net earnings (loss)	$(0.02)	$0.13

Net earnings (loss) attributable to Acxiom stockholders	$(0.02)	$0.13

Some earnings (loss) per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2014	2013

Revenues	$502,252	$524,955
Operating costs and expenses:
Cost of revenue	397,621	395,212
Selling, general and administrative	97,421	80,474
Gains, losses and other items, net	8,381	6,584
Total operating costs and expenses	503,423	482,270
Income (loss) from operations	(1,171)	42,685
Other expense:
Interest expense	(4,966)	(5,999)
Other, net	(528)	(246)
Total other expense	(5,494)	(6,245)
Earnings (loss) from continuing operations before income taxes	(6,665)	36,440
Income taxes	903	14,499
Net earnings (loss) from continuing operations	(7,568)	21,941
Earnings (loss) from discontinued operations, net of tax	(1,580)	1,018
Net earnings (loss)	(9,148)	22,959
Less: Net loss attributable to noncontrolling interest	-	(60)
Net earnings (loss) attributable to Acxiom	$(9,148)	$23,019

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.10)	$0.30
Net earnings (loss) from discontinued operations	(0.02)	0.01
Net earnings (loss)	$(0.12)	$0.31

Net earnings (loss) attributable to Acxiom stockholders	$(0.12)	$0.31

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.10)	$0.29
Net earnings (loss) from discontinued operations	(0.02)	0.01
Net earnings (loss)	$(0.12)	$0.30

Net earnings (loss) attributable to Acxiom stockholders	$(0.12)	$0.30

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended September 30
	2014	2013

Net earnings (loss)	$(1,544)	$9,864
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,811)	3,660
Unrealized gain on interest rate swap	239	220
Other comprehensive income (loss)	(2,572)	3,880
Comprehensive income (loss)	(4,116)	13,744
Less: comprehensive earnings attributable to noncontrolling interests	-	25
Comprehensive income (loss) attributable to Acxiom stockholders	$(4,116)	$13,719

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2014	2013

Net earnings (loss)	$(9,148)	$22,959
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,894)	913
Unrealized gain on interest rate swap	88	418
Other comprehensive income (loss)	(1,806)	1,331
Comprehensive income (loss)	(10,954)	24,290
Less: comprehensive loss attributable to noncontrolling interests	-	(60)
Comprehensive income (loss) attributable to Acxiom stockholders	$(10,954)	$24,350

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	Earnings	income	of shares	Amount	Equity
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$ 602,829	$13,662	(49,203,507)	$(928,203)	$682,857
Employee stock awards, benefit plans and other issuances	232,806	24	4,638	-	-	(366,731)	(7,149)	(2,487)
Non-cash share-based compensation	-	-	11,941	-	-	-	15	11,956
Restricted stock units vested	989,168	99	(99)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(528,918)	(9,868)	(9,868)
LiveRamp replacement stock options	-	-	6,978					6,978
Comprehensive loss:
Foreign currency translation	-	-	-	-	(1,894)	-	-	(1,894)
Unrealized gain on interest rate swap	-	-	-	-	88	-	-	88
Net loss	-	-	-	(9,148)	-	-	-	(9,148)
Balances at September 30, 2014	127,065,582	$12,707	$1,005,443	$ 593,681	$11,856	(50,099,156)	$ (945,205)	$678,482

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months ended September 30
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$(9,148)	$22,959
Loss (earnings) from discontinued operations, net of tax	1,580	(1,018)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	55,686	50,241
Deferred income taxes	(6,022)	(528)
Non-cash share-based compensation expense	11,956	6,889
Changes in operating assets and liabilities:
Accounts receivable, net	8,608	(4,842)
Other assets	3,480	7
Deferred costs	(1,383)	-
Accounts payable and other liabilities	(24,542)	(18,874)
Deferred revenue	(12,556)	3,929
Net cash provided by operating activities	27,659	58,763
Cash flows from investing activities:
Capitalized software development costs	(10,577)	(13,614)
Capital expenditures	(38,397)	(18,042)
Data acquisition costs	(1,103)	(2,874)
Net cash paid in acquisitions	(265,672)	-
Net cash used in investing activities	(315,749)	(34,530)
Cash flows from financing activities:
Payments of debt	(10,858)	(9,233)
Acquisition of treasury stock	(9,868)	(38,837)
Sale of common stock, net of stock acquired for withholding taxes	(2,487)	18,559
Net cash used in financing activities	(23,213)	(29,511)
Net cash used in continuing operations	(311,303)	(5,278)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	69	(1,393)
Net cash provided by (used in) investing activities	2,927	(147)
Net cash provided by (used in) discontinued operations	2,996	(1,540)
Net cash used in continuing and discontinued operations	(308,307)	(6,818)
Effect of exchange rate changes on cash	(469)	460
Net change in cash and cash equivalents	(308,776)	(6,358)
Cash and cash equivalents at beginning of period	418,586	222,974
Cash and cash equivalents at end of period	$109,810	$216,616

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)
	For the Six Months ended September 30
	2014	2013
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,391	$5,986
Income taxes	356	11,008
Payments on capital leases and installment payment arrangements	2,319	5,239
Other debt payments	8,539	3,994
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

On July 1, 2014, we completed our acquisition of LiveRamp, Inc. (“LiveRamp”). The results of LiveRamp are reflected in our condensed consolidated results as of the acquisition date. (See note 5).

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

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  On May 30, 2014 the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the current fiscal year.  The results of operations and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.  Refer to Note 4, Discontinued Operations, for more information regarding the sale.

2.           EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(1,496)	$9,438	$(7,568)	$21,941
Net earnings (loss) from discontinued operations	(48)	426	(1,580)	1,018
Net earnings (loss)	$(1,544)	$9,864	$(9,148)	$22,959
Net earnings (loss) attributable to noncontrolling interest	-	25	-	(60)
Net earnings (loss) attributable to Acxiom	$(1,544)	$9,839	$(9,148)	$23,019

Basic weighted-average shares outstanding	77,123	73,778	76,978	73,728
Basic earnings (loss) per share:
Continuing operations	$(0.02)	$0.13	$(0.10)	$0.30
Discontinued operations	$-	$0.01	$(0.02)	$0.01
Net earnings (loss)	$(0.02)	$0.13	$(0.12)	$0.31
Net earnings (loss) attributable to noncontrolling interest	$-	$-	$-	$-
Net earnings (loss) attributable to Acxiom	$(0.02)	$0.13	$(0.12)	$0.31

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,123	73,778	76,978	73,728
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	2,258	-	2,036
Diluted weighted-average shares outstanding	77,123	76,036	76,978	75,764
Diluted earnings (loss) per share:
Continuing operations	$(0.02)	$0.12	$(0.10)	$0.29
Discontinued operations	$-	$0.01	$(0.02)	$0.01
Net earnings (loss)	$(0.02)	$0.13	$(0.12)	$0.30
Net earnings (loss) attributable to noncontrolling interest	$-	$-	$-	$-
Net earnings (loss) attributable to Acxiom	$(0.02)	$0.13	$(0.12)	$0.30

Some earnings (loss) per share amounts may not add due to rounding.

Options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Number of shares outstanding under options, warrants and restricted stock units	3,446	2,224	1,813	3,390
Range of exercise prices for options and warrants	$19.02-$62.06	$21.46-$62.06	$21.17-$62.06	$21.46-$62.06

In addition to the antidilutive items shown above, because of the loss reported for the quarter and six months ended September 30, 2014, all options, warrants, and restricted stock are excluded from the diluted weighted-average shares calculation since the effect would be antidilutive.

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, and again on November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014. During the six months ended September 30, 2014, the Company repurchased 0.5 million shares of its common stock for $9.9 million.  Through September 30, 2014, the Company had repurchased 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	September 30, 2014	March 31, 2014
Foreign currency translation	$11,793	$13,686
Unrealized gain/(loss) on interest rate swap	63	(24)
	$11,856	$13,662

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

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 26.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2014, there were a total of 2.2 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 381,509 stock options in the six months ended September 30, 2014, exclusive of replacement options granted in connection with the LiveRamp acquisition.  The per-share weighted-average fair value of the stock options granted during the six months ended September 30, 2014 was $8.14.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.5%; expected option life of 4.4 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.  The dividend yield was determined to be 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends.  The risk-free rate was determined by reference to the U.S. Treasury securities with a term equal to the life of the options.  The expected option life is an output of the lattice model.  The expected volatility was determined by considering both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options.  The suboptimal exercise multiple was determined using actual historical exercise activity of Acxiom options.

As part of the Company’s acquisition of LiveRamp, the Company issued replacement stock options to LiveRamp employees who had outstanding unvested stock options to purchase LiveRamp stock.  The fair value of the replacement options was determined using a customized binomial lattice model with the following assumptions:  dividend yield of 0.0% since Acxiom does not currently pay dividends; risk-free interest rates of from 1.57% to 2.54%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option of from 6.1 to 9.7 years; expected volatility of 43%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, based on actual historical exercise activity of Acxiom options.

The number of shares of each replacement option and the exercise price of each replacement option was determined by converting LiveRamp options into equivalent Acxiom options by multiplying the number of shares subject to LiveRamp options by the exchange ratio of .63774 and by dividing the exercise price for each LiveRamp option by the exchange ratio of .63774.  Once the value of each replacement option was determined, the percentage of that value which was attributed to employee service prior to the acquisition date was allocated to the purchase price of LiveRamp, and the remaining value will be expensed by the Company over the remaining vesting period of each option.  The total included in the purchase price was $7.0 million (see note 5) and the total to be expensed in the future is $23.5 million.

Option activity for the six months ended September 30, 2014 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	4,538,518	$20.30
Granted	381,509	$21.17
LiveRamp replacement stock options	1,473,668	$1.37
Exercised	(34,465)	$10.05		$269
Forfeited or cancelled	(562,484)	$32.50
Outstanding at September 30, 2014	5,796,746	$14.42	5.33	$28,023
Exercisable at September 30, 2014	3,373,001	$18.18	3.29	$7,014

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on September 30, 2014.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2014:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.63 - $ 8.90	1,464,856	7.79 years	$ 1.56	183,530	$ 2.64
$ 11.08 - $ 14.42	1,719,118	5.76 years	$ 13.21	1,195,887	$ 13.10
$ 15.10 - $ 19.76	686,167	1.95 years	$ 16.38	686,167	$ 16.38
$ 20.44 - $ 25.00	1,588,894	4.90 years	$ 22.32	989,258	$ 22.95
$ 26.33 - $ 29.30	114,530	0.79 years	$ 27.94	114,530	$ 27.94
$ 32.85 - $ 35.16	91,259	2.53 years	$ 34.45	71,707	$ 34.88
$ 41.38 - $ 62.06	131,922	0.88 years	$ 41.83	131,922	$ 41.83
	5,796,746	5.33 years	$ 14.42	3,373,001	$ 18.18

Total expense related to stock options for the six months ended September 30, 2014 and 2013 was approximately $3.9 million and $1.1 million respectively.  Future expense for these options is expected to be approximately $27.5 million over the next four years.

Stock Appreciation Right (SAR) Activity
During the six months ended September 30, 2014, the Company granted 245,404 performance-based SARs with a value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of SARs up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the SARs will be automatically exercised, and the award recipient may receive a number of common stock shares equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final Company stock market value (up to a maximum share value of $70) minus the SAR exercise price, divided by (b) the SAR exercise price.  The SARs contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based SARs is determined using a Monte Carlo simulation model.

Following is a summary of SAR activity for the six months ended September 30, 2014:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	-	$-
Granted	245,404	$40.00
Outstanding at September 30, 2014	245,404	$40.00	2.50	$-
Exercisable at September 30, 2014	-	$-	-	$-

Total expense related to SARs for the six months ended September 30, 2014 was $0.1 million.  Future expense for these SARs is expected to be approximately $0.5 million over the next three years.

Restricted Stock Unit Activity
During the six months ended September 30, 2014, the Company granted time-vesting restricted stock units covering 1,547,185 shares of common stock with a value at the date of grant of $33.4 million, of which units related to 1,075,392 shares, with a value at date of grant of $23.7 million, were granted to former LiveRamp employees subsequent to the acquisition of LiveRamp (see note 5).  Of the restricted stock units granted in the current period, 606,423 vest in equal annual increments over four years, 911,802 vest in equal annual increments over two years, and 28,960 vest in one year.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the six-month period ending September 30, 2014 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,078,029	$18.46	2.17
Granted	1,547,185	$21.59
Vested	(387,629)	$17.62
Forfeited or cancelled	(117,505)	$21.05
Outstanding at September 30, 2014	2,120,080	$20.76	2.33

During the six months ended September 30, 2014, the Company granted performance-based restricted stock units covering 249,816 shares of common stock with a value at the date of grant of $4.8 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2017, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2014 to March 31, 2017.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the six-month period ending September 30, 2014 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,066,828	$14.19	0.91
Granted	249,816	$19.09
Vested	(523,378)	$9.64
Forfeited or cancelled	(21,490)	$23.69
Outstanding at September 30, 2014	771,776	$18.60	1.40

Total expense related to all restricted stock units in the six months ended September 30, 2014 and 2013 was approximately $7.8 million and $5.8 million respectively.  Future expense for these restricted stock units is expected to be approximately $44.9 million over the next four years.

Other Performance Unit Activity
During the six months ended September 30, 2014, the Company granted 201,464 performance-based units with a value at the date of grant of $1.0 million.  All of the performance-based units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price having a range of 0% at a $40 Company stock price, or below, to 100% at a $70 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

Following is a summary of other performance unit activity for the six months ended September 30, 2014:
	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	-	$-
Granted	201,464	$5.18
Outstanding at September 30, 2014	201,464	$5.18	2.50

Total expense related to other performance units for the six months ended September 30, 2014 was $0.1 million.  Future expense for these performance units is expected to be approximately $0.9 million over the next three years.

4.           DISCONTINUED OPERATIONS:

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the first quarter of the current fiscal year.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.

Prior to receiving the discontinued operations classification, the 2Touch business unit was included in the Other services segment in the Company’s segment results.  However, beginning in the first quarter of the current fiscal year, the 2Touch business unit was excluded from segment results and segregated as discontinued operations.

Summary results of operations of the 2Touch business unit for the three and six months ended September 30, 2014 and 2013, respectively, are segregated and included in earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Revenues	$1,478	$8,494	$7,240	$17,509

Earnings (loss) from discontinued operations before income taxes	$(48)	$404	$295	$1,018
Loss on sale of discontinued operations before income taxes	-	-	(1,875)	-
Income taxes	-	(22)	-	-
Earnings (loss) from discontinued operations, net of tax	$(48)	$426	$(1,580)	$1,018

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets and are as follows (dollars in thousands):

	September 30, 2014	March 31, 2014
Trade accounts receivable, net	$719	$6,451
Other current assets	-	881
Other assets, net	233	-
Assets from discontinued operations	$952	$7,332

Trade accounts payable and accrued expenses	$-	$4
Accrued payroll and related expenses	144	1,790
Other accrued expenses	1,472	2,350
Deferred revenue	55	106
Liabilities from discontinued operations	$1,671	$4,250

5.           ACQUISITIONS

On July 1, 2014, the Company acquired all of the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the condensed consolidated financial statements from the date of acquisition.  LiveRamp is included in the Marketing and data services segment.  The acquisition date fair value of the consideration transferred for LiveRamp was approximately $272.7 million which consisted of the following (dollars in thousands):

July 1, 2014
Cash, net of $12.0 million cash acquired	$234,672
Restricted cash held in escrow	31,000
Fair value of stock options issued included in purchase price	6,978
Total fair value of consideration transferred	$272,650

The fair value of the stock options issued by the Company was determined using a binomial lattice approach (see note 3).  The total fair value of the stock options issued was $30.5 million of which $7.0 million was allocated to the purchase consideration and $23.5 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

On the acquisition date, the Company delivered $31.0 million of cash to an escrow agent according to the terms of the purchase agreement.  The cash is restricted as to withdrawal or use by the Company and is expected to be delivered to the LiveRamp sellers one year from the acquisition date.  The escrowed cash can be used to reimburse the Company for any indemnification claims against the sellers, as described in the purchase agreement.  The principal escrow amount is owned by the Company until funds are delivered to the LiveRamp sellers.  All interest and earnings on the principal escrow amount remain property of the Company.  The restricted cash is reported as restricted cash held in escrow, with an offsetting liability reported as acquisition escrow payable, on the condensed consolidated balance sheet.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands):

July 1, 2014
Assets acquired:
Cash	$12,016
Trade accounts receivable	5,206
Deferred tax assets	10,444
Goodwill	215,967
Developed technology (Software)	40,000
Other intangible assets (Other assets, net)	26,500
Other current and noncurrent assets	1,307
311,440
Deferred tax liabilities	(21,820)
Accounts payable, accrued expenses and deferred revenue	(4,954)
Net assets acquired	284,666
Less:
Cash acquired	12,016
Net purchase price allocated	$272,650
Less:
Fair value of stock options issued included in purchase price	6,978
Net cash paid	$265,672

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to continue to develop future technology and products related to the onboarding of customer data into digital marketing applications, development of future customer relationships, and LiveRamp’s assembled workforce.  The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on preliminary calculations and valuations and on management’s estimates and assumptions and are based on the information that was available as of the date of the acquisition.  The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized.  Therefore, the provisional measurements of fair value shown above are subject to change.  Any adjustments required will result in adjustment to goodwill.  The Company expects to finalize the valuation as soon as practicable, but not later than the end of the current fiscal year.  The goodwill balance is not deductible for U.S. income tax purposes.

The fair value of trade accounts receivable is comprised of $5.0 million of gross accounts receivable, of which an immaterial amount is expected to be uncollectible, and $0.2 million of unbilled revenue.  The amounts allocated to other intangible assets in the table above include developed technology, customer relationships, and a trade name.  Intangible assets will be amortized on a straight-line basis over the estimated useful lives of 2 to 6 years. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

	Fair value	Useful life (in years)
Developed technology	$40,000	4
Customer relationship	25,000	6
Trade name	1,500	2
Total intangible assets subject to amortization	$66,500

The amounts of revenue and loss of LiveRamp included in the Company’s condensed consolidated statement of operations from the acquisition date of July 1, 2014 to September 30, 2014 are as follows (dollars in thousands):

Revenues	$7,433
Net loss	$(4,925)

The $4.9 million net loss reported above includes pretax expenses of $3.7 million of intangible asset amortization associated with acquired LiveRamp intangible assets and $5.0 million of non-cash share-based compensation expense.

Following are the Company’s supplemental consolidated results on an unaudited pro forma basis, as if the LiveRamp acquisition had taken place at the beginning of each of the fiscal years presented (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Revenues	$260,037	$272,147	$508,960	$532,880
Net earnings (loss) attributable to Acxiom	$(1,544)	$4,648	$(14,519)	$12,767
Diluted earnings per share	$(0.02)	$0.06	$(0.19)	$0.17

These pro forma results are based on estimates and assumptions, which we believe are reasonable.  They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods.  The pro forma results include adjustments primarily related to purchase accounting adjustments, including amortization expense of $3.7 million per quarter related to acquired intangible assets, stock-based compensation expense of approximately $5.0 million per quarter related to unvested stock options and restricted stock units issued to former LiveRamp employees, and the related income tax effects as though the acquisition occurred as of the beginning of the Company’s fiscal years 2014 and 2015.

During the six months ended September 30, 2014, the Company incurred $0.8 million of acquisition costs related to the purchase of LiveRamp.  The costs are included in gains, losses, and other items, net on the statement of operations.

6.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2014	March 31, 2014
Prepaid expenses	$43,405	$40,339
Assets of non-qualified retirement plan	13,646	13,900
Other miscellaneous assets	322	245
Other current assets	$57,373	$54,484

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2014	March 31, 2014
Acquired intangible assets, net	$25,431	$281
Deferred data acquisition costs	3,634	4,502
Deferred expenses	12,247	16,143
Other miscellaneous noncurrent assets	3,903	3,551
Noncurrent assets	$45,215	$24,477

The acquired intangible assets noted above represent customer relationship and trade name intangibles acquired through purchase acquisitions, net of accumulated amortization, of which $25.3 million relates to the LiveRamp acquisition in the current fiscal quarter (see note 5).

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

The carrying amount of goodwill, by operating segment, at September 30, 2014, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Total
Balance at March 31, 2014	$286,876	$71,508	$358,384
LiveRamp acquisition	215,967	-	215,967
Change in foreign currency translation adjustment	(883)	-	(883)
Balance at September 30, 2014	$501,960	$71,508	$573,468

Goodwill by component included in Marketing and Data Services as of September 30, 2014 is US, $482.7 million; Australia, $12.5 million; China, $6.0 million; and Brazil, $0.8 million.

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

As of April 1, 2014, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had an excess fair value exceeding 35%, except for U.S. Infrastructure management.  The fair value of the U.S. Infrastructure management segment has decreased by a significant amount since the prior annual test as a result of client contract terminations.  If the U.S. Infrastructure management segment experiences additional client losses in the future, this could lead to a further deterioration in value, which could lead to an impairment in the future.

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

8.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	September 30, 2014	March 31, 2014
Term loan credit agreement	$285,000	$292,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to eight years	8,905	12,990
Other debt and long-term liabilities	11,082	12,120
Total long-term debt and capital leases	304,987	317,610
Less current installments	34,118	28,567
Long-term debt, excluding current installments	$270,869	$289,043

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan agreement is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At September 30, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at September 30, 2014 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at September 30, 2014 was 2.3%.  Outstanding letters of credit at September 30, 2014 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2014 was 0.23%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2014, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized gain of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2014.

9.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.9 million at September 30, 2014 and March 31, 2014.

10.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  Prior to the current fiscal year, the Company’s business segments consisted of Marketing and data services, IT Infrastructure management, and Other services.  The Other services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  On May 30, 2014, the Company substantially completed the sale of 2Touch to Parseq Ltd., a European business process outsourcing service provider (see Note 4 for further details).  As a result, in the current fiscal year, the 2Touch business unit is excluded from segment results and reported as discontinued operations.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System), and E-mail Fulfillment and Agency Services.  The Marketing and data services segment also includes the recently acquired LiveRamp subsidiary.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.

Company management uses the revenues and income (loss) from operations of the remaining two operating segments, among other factors, for performance evaluation and resource allocation.  The Company’s calculation of segment income (loss) from operations does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items, as well as certain business separation and transformation expenses.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Revenue:
Marketing and data services	$204,248	$200,952	$390,931	$388,745
IT Infrastructure management	55,789	66,825	111,321	136,210
Total revenue	$260,037	$267,777	$502,252	$524,955

Income (loss) from operations:
Marketing and data services	$9,397	$16,030	$19,669	$28,727
IT Infrastructure management	4,130	11,967	8,869	22,728
Corporate	(10,220)	(8,770)	(29,709)	(8,770)
Income (loss) from operations	$3,307	$19,227	$(1,171)	$42,685

11.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2014 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Continuing operations reserves:
Balance at March 31, 2014	$6,542	$10,217	$16,759
Payments	(6,392)	(1,876)	(8,268)
Charges and adjustments	4,884	2,530	7,414
Balance at September 30, 2014	$5,034	$10,871	$15,905

Discontinued operations reserves:
Charges and adjustments	273	-	273
Balance at September 30, 2014	$273	$-	$273

The above balances from continuing operations are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.  The above balances from discontinued operations are included in liabilities from discontinued operations on the condensed consolidated balance sheet.

Restructuring Plans

In the six months ended September 30, 2014, the Company recorded a total of $7.6 million in restructuring charges and adjustments included in gains, losses and other items in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $4.9 million, lease accruals of $2.5 million, and asset write offs of $0.2 million.

The associate-related accruals of $4.9 million relate to the termination of associates in the United States, Europe, and China and include an increase of $1.0 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $2.5 million remained accrued as of September 30, 2014.  These costs are expected to be paid out in fiscal 2015.

The lease accruals of $2.5 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through June 2017.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2014 is $2.1 million.

In fiscal 2014, the Company recorded a total of $17.8 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The expense included severance and other associate-related charges of $14.0 million and lease accruals of $3.8 million.

The associate-related accruals of $14.0 million relate to the termination of associates in the United States, Australia, China, and Europe.  As noted above, this accrual was increased by $1.0 million in fiscal 2015 as a result of additional associate terminations.  Of the amount accrued, $2.4 million remained accrued as of September 30, 2014.  These costs are expected to be paid out in fiscal 2015.

The lease accruals of $3.8 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The Company has ceased using a portion of a certain leased office facility.  The Company intends to attempt to sublease the facility space to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the lease.  The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2014 is $3.2 million.

As part of its restructuring plans in fiscal 2013, the Company recorded $2.8 million of severance and other associate-related payments in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The accruals relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $0.1 million remained accrued as of September 30, 2014.  These costs are expected to be paid out in fiscal 2015.

As part of its restructuring plans in fiscal 2012, the Company recorded lease accruals of $2.6 million in restructuring charges and adjustments included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2014 is $0.7 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded lease accruals included in gains, losses and other items in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at September 30, 2014 is $4.8 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Restructuring plan charges and adjustments	889	3,384	7,561	3,384
LiveRamp acquisition-related costs	40	-	820	-
Legal contingencies	-	3,200	-	3,200
	$929	$6,584	$8,381	$6,584

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

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom (now known as Acxiom Identity Solutions, LLC), in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The parties have reached a tentative settlement agreement and the Company has accrued $3.7 million as its estimate of its probable loss associated with this matter.  The Company believes the chances of additional loss are remote.

In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 26 years of $123.4 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At September 30, 2014 the Company’s maximum potential future payments under this guarantee were $1.3 million.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2014, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,646	$-	$-	$13,646
Total assets	$13,646	$-	$-	$13,646

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

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the current fiscal year.  Accordingly, the results of operations, including the loss on the sale, cash flows, and the balance sheet amounts pertaining to 2Touch, for all periods reported, have been classified as discontinued operations in the condensed consolidated financial statements.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our condensed consolidated financial statements relates to continuing operations unless otherwise indicated.

On July 1, 2014, the Company completed the acquisition of LiveRamp, Inc. (LiveRamp), a service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding LiveRamp shares.  The purchase price for the acquisition also included certain replacement stock options issued to LiveRamp employees.

Prior to the current fiscal year, the Company’s business segments consisted of Marketing and data services, IT Infrastructure management, and Other services.  The Other services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  As a result of the 2Touch disposal in the current fiscal quarter, the 2Touch business unit is excluded from segment results and segregated as discontinued operations.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System), and E-mail Fulfillment and Agency Services.  The Marketing and data services segment also includes the recently acquired LiveRamp subsidiary.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.

Notable results and events of the quarter ended September 30, 2014 are identified below.

•	Revenue of $260.0 million, a 2.9% decrease from $267.8 million in the same quarter a year ago.

•	Total operating expenses of $256.7 million, a 3.3% increase from $248.6 million in the same quarter a year ago.

•
Total operating costs and expenses include $0.9 million of charges recorded in gains, losses and other, net, stock-based compensation expense of $7.9 million recorded in cost of revenue and selling, general and administrative expenses, intangible asset amortization expense of $3.8 million recorded in cost of revenue, and business separation and transformation expenses of $9.3 million recorded in selling, general and administrative expenses.

•	Net loss from continuing operations of $1.5 million, compared to net earnings from continuing operations of $9.4 million in the same quarter a year ago.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended September 30, 2014.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the quarter ended September 30			For the six months ended September 30
	2014	2013	% Change	2014	2013	% Change
Revenues	$260,037	$267,777	(3%)	$502,252	$524,955	(4%)
Total operating costs and expenses	256,730	248,550	3%	503,423	482,270	4%
Income (loss) from operations	$3,307	$19,227	(83%)	$(1,171)	$42,685	(103%)
Diluted earnings (loss) per share attributable to Acxiom stockholders	$(0.02)	$0.13	(115%)	$(0.12)	$0.30	(140%)

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):

	For the quarter ended September 30			For the six months ended September 30
	2014	2013	% Change	2014	2013	% Change
Marketing and data services	$204,248	$200,952	2%	$390,931	$388,745	1%
IT Infrastructure management services	55,789	66,825	(17%)	111,321	136,210	(18%)
Total revenue	$260,037	$267,777	(3%)	$502,252	$524,955	(4%)

Total revenue decreased 2.9%, or $7.7 million, to $260.0 million in the quarter ended September 30, 2014 from $267.8 million in the same quarter a year ago. For the six months ended September 30, 2014, total revenue was $502.3 million, a $22.7 million, or 4.3%, decrease from $525.0 million during the same period a year ago.

Marketing and data services (MDS) revenue for the quarter ended September 30, 2014 was $204.2 million, a $3.3 million, or 1.6%, increase compared to the same quarter a year ago.  On a geographic basis, International MDS revenue decreased $1.4 million, or 4.8%, while U.S. MDS revenue increased $4.7 million, or 2.7%, when compared to the same quarter a year ago.  Excluding the favorable impact of exchange rates, International MDS revenue decreased $2.0 million, or 7.1%, primarily due to the exit from the transactional data business in Europe.  Smaller decreases in Australia and Brazil were offset by an increase in China.  For U.S MDS revenue, decreases in the Information Intensive ($2.0 million), Automotive ($0.6 million), Media & Publishing ($1.4 million), Communications ($1.2 million) and Retail ($1.5 million) industries from volume reductions were offset by increases in the Technology ($1.2 million) and Partner/Resellers ($3.9 million) industries from new business and volume increases, as well as the impact of the LiveRamp acquisition ($7.4 million).  By line of business, MDS revenue increases in Marketing Management ($9.7 million or 11.1%) and Email and Agency Services ($1.1 million or 6.2%) were offset by decreases in CDI ($0.7 million or 2.4%) and Consumer Insight Solutions ($5.9 million or 10.7%).  The Consumer Insight Solutions decrease resulted primarily from Europe restructuring activities and the CDI decrease primarily resulted from lower volume in the U.S. The Marketing Management revenue increase resulted primarily from increases in gross media spend through the AOS platform and the LiveRamp acquisition.

MDS revenue for the six months ended September 30, 2014 was $390.9 million, a $2.2 million, or 0.6%, increase compared to the same period a year ago.  On a geographic basis, International MDS revenue decreased $1.6 million, or 3.0%, while U.S. MDS revenue increased $3.8 million, or 1.1%, when compared to the same period a year ago.  Excluding the favorable impact of exchange rates, International MDS revenue decreased $2.9 million, or 5.6%, primarily due to the exit from the transactional data business in Europe.  Smaller decreases in Australia and Brazil were offset by an increase in China.  For U.S. MDS revenue, decreases in the Information Intensive ($3.6 million), Automotive ($1.9 million), Media & Publishing ($2.6 million), Communications ($2.1 million) and Retail ($2.2 million) industries from volume reductions and lost business were offset by increases in the Technology ($3.2 million) and Partner/Resellers ($6.7 million) industries from new business and volume increases, as well as the LiveRamp acquisition ($7.4 million).  By line of business, MDS revenue increases in Marketing Management ($11.1 million or 6.5%) and E-mail and Agency services

($1.1 million or 3.0%) were offset by decreases in Consumer Insights ($6.6 million or 6.5%) and CDI ($2.0 million or 3.5%).  The Consumer Insight Solutions decrease resulted primarily from Europe restructuring activities and the CDI decrease primarily resulted from lower volume in the U.S. The Marketing Management revenue increase resulted primarily from increases in gross media spend through the AOS platform and the LiveRamp acquisition.

IT Infrastructure Management (IM) revenue for the quarter ended September 30, 2014 was $55.8 million, an $11.0 million, or 16.5%, decrease from the same quarter a year ago.  In the current and prior year quarters, respectively, IM revenue included termination fees of approximately $1.7 million and $4.2 million from clients that are winding down contractual relationship with the Company.  Excluding the impact of the termination fees, IM revenue decreases of approximately $15.6 million from the impact of client terminations in the prior year were offset by higher project revenue from existing customers and new business.  In fiscal 2014, five IM clients provided notice of termination to the Company.  During the current fiscal quarter, the Company recorded approximately $2.4 million of revenue, including termination fees, from one of these clients as services wind-down.

IM revenue for the six months ended September 30, 2014 was $111.3 million, a $24.9 million, or 18.3%, decrease from the same period a year ago.  The decrease resulted primarily from the $28.2 million impact of client terminations in the prior-year period, offset by higher project revenue with existing customers and new business in the current-year period.  In fiscal 2014, five IM clients provided notice of termination to the Company.  During the current fiscal period, the Company recorded approximately $12 million of revenue, including termination fees, from one of these clients as services wind-down.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):

	For the quarter ended September 30			For the six months ended September 30
	2014	2013	% Change	2014	2013	% Change
Cost of revenue	$205,318	$199,107	3%	$397,621	$395,212	1%
Selling, general and administrative	50,483	42,859	18%	97,421	80,474	21%
Gains, losses and other items, net,	929	6,584	(86%)	8,381	6,584	27%
Total operations costs and expenses	$256,730	$248,550	3%	$503,423	$482,270	4%

Cost of revenue was $205.3 million for the quarter ended September 30, 2014, a $6.2 million, or 3.1%, increase from the same quarter a year ago.  Cost of revenue increased $2.8 million due to increased stock-based compensation expense and $3.7 million due to increased intangible asset amortization, both primarily due to the LiveRamp acquisition.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, cost of revenue decreased slightly.  Gross margins decreased from 25.6% to 21.0% between the two comparable periods.  U.S. gross margins decreased from 26.3% to 21.0% and International gross margins increased from 19.9% to 20.7%. U.S. IM margins decreased as a result of contract terminations.  U.S. MDS margins decreased from continuing research and development expenses.  International margins benefitted from performance improvements in Europe and China, including cost reductions in Europe.

Cost of revenue was $397.6 million for the six months ended September 30, 2014, a $2.4 million, or 0.6%, increase from the same period a year ago.  Cost of revenue increased $3.1 million due to increased stock-based compensation expense and $3.7 million due to increased intangible asset amortization, both primarily due to the LiveRamp acquisition.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, cost of revenue decreased $4.3 million, or 1.1%.  Gross margins decreased from 24.7% to 20.8%.  U.S. gross margins decreased from 25.8% to 21.1%, while International gross margins increased from 14.8% to 17.8%.  U.S. IM margins decreased as a result of contract terminations.  U.S. MDS margins decreased from continuing research and development expenses.  International margins benefitted from performance improvements in Europe and China, including cost reductions in Europe.

Selling, general, and administrative (SG&A) expenses were $50.5 million for the quarter ended September 30, 2014, a $7.6 million, or 17.8%, increase when compared to the same quarter a year ago.  In the current fiscal quarter, SG&A included $9.3 million of costs related to separation of the MDS and IM businesses and business transformation activities compared to $2.2 million of similar costs in the same quarter a year ago.  Additionally, the stock-based compensation expense component of SG&A increased $1.3 million when compared to the same quarter a year ago.  Excluding business separation and transformation expenses and stock-based compensation expenses, SG&A expense decreased 2.1% and as a percent of total revenue, these expenses were 14.4% compared to 14.2% in the same period a year ago.

SG&A expenses were $97.4 million for the six months ended September 30, 2014, a $16.9 million, or 21.1%, increase when compared to the same period a year ago.  Current period SG&A expenses included $21.3 million of costs related to the separation of the MDS and IM businesses and business transformation activities compared to $2.2 million of similar costs in the same period a year ago.  Additionally, the stock-based compensation expense component of SG&A increased $2.0 million when compared to the same period a year ago.  Excluding business separation and transformation expenses and stock-based compensation expenses, SG&A expense decreased 5.7% and as a percent of total revenue, these expenses were 13.8% compared to 14.0% in the same period a year ago.  The decrease resulted from sales and marketing cost reductions.

The Company continues to develop and execute plans to further transform the business and finalize the separation of its operating segments.  As the Company executes these plans, it is likely to continue to incur incremental outside consulting and other third-party expenses.

Gains, losses and other items, net was $0.9 million and $8.4 million for the quarter and six months ended September 30, 2014, respectively, compared to $6.6 million for both the quarter and six months ended September 30, 2013.  The current year six-month period balance includes restructuring charges and adjustments of $7.6 million and LiveRamp transaction costs of $0.8 million.  The prior year six-month balance includes restructuring charges and adjustments of $3.4 million and loss contingency accruals of $3.2 million.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit (loss) and margin by segment for each of the periods presented (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2014	2013	2014	2013
Operating profit (loss) and profit (loss) margin:
Marketing and data services	$9,397	$16,030	$19,669	$28,727
	4.6%	8.0%	5.0%	7.4%
IT Infrastructure management services	$4,130	$11,967	$8,869	$22,728
	7.4%	17.9%	8.0%	16.7%
Corporate	$(10,220)	$(8,770)	$(29,709)	$(8,770)
Total operating profit (loss)	$3,307	$19,227	$(1,171)	$42,685
Total operating profit margin	1.3%	7.2%	(0.2%)	8.1%

MDS income from operations was $9.4 million, a 4.6% margin, for the quarter ended September 30, 2014 compared to $16.0 million, an 8.0% margin, for the same quarter a year ago.  MDS expenses included increased stock-based compensation expense of $4.5 million and increased intangible asset amortization of $3.7 million, both primarily due to the LiveRamp acquisition.  Margins in the U.S. declined from 9.9% to 5.3%.  International income improved from a $1.0 million loss to break-even.  The U.S. margins were impacted by on-going research and development costs offset by cost reductions.  International operating margin increases primarily results from performance improvements in Europe and China.

MDS income from operations was $19.7 million, a 5.0% margin, for the six months ended September 30, 2014 compared to $28.7 million, a 7.4% margin, for the same period a year ago.  MDS expenses included increased stock-based compensation expense of $5.1 million and increased intangible asset amortization of $3.7 million, both primarily due to the LiveRamp acquisition.  Margins in the U.S. declined from 10.1% to 6.7%.  International losses decreased from $5.1 million to $3.2 million.  The remaining U.S. margin decrease primarily resulted from continued research and development costs that were partially offset by cost reductions.  International losses were lower due to performance improvements in Europe and China offset by increasing losses in Brazil.

IM income from operations was $4.1 million, a 7.4% margin, for the quarter ended September 30, 2014 compared to $12.0 million, a 17.9% margin, for the same quarter a year ago.  IM income from operations was $8.9 million, an 8.0% margin, for the six months ended September 30, 2014 compared to $22.7 million, a 16.7% margin, for the same period a year ago.  IM margins declined as a result of revenue decreases from lost business.

Corporate loss from operations was $10.2 million in the quarter ended September 30, 2014.  The losses consist of restructuring charges and adjustments of $0.9 million recorded in gains, losses and other items, net and business separation and transformation expenses of $9.3 million recorded in selling, general and administrative expenses on the consolidated statement of operations.

Corporate loss from operations was $29.7 million in the six months ended September 30, 2014.  The losses consist of restructuring charges and adjustments of $7.6 million and LiveRamp transaction costs of $0.8 million recorded in gains, losses and other items, net and business separation and transformation expenses of $21.3 million recorded in selling, general and administrative expenses on the consolidated statement of operations.

Other Expense, Income Taxes and Other Items
Interest expense was $2.4 million for the quarter ended September 30, 2014 compared to $3.0 million for the same quarter a year ago.  Interest expense was $5.0 million for the six months ended September 30, 2014, compared to $6.0 million for the same period a year ago.  On October 9, 2013, the Company refinanced its prior credit agreement.  As a result, the average term loan balance increased approximately $75 million and the average interest rate decreased approximately 140 basis points causing interest expense to decrease during the comparable quarterly periods.  For the six-month periods, the average term loan balance increased approximately $85 million and the average interest rate decreased approximately 140 basis points causing interest expense to decrease.   Interest expense on other debt, such as capital leases, also decreased.

Other expense was $0.1 million and $0.4 million for the quarters ended September 30, 2014 and 2013, respectively.  Other expense was $0.5 million and $0.2 million for the six months ended September 30, 2014 and 2013, respectively.  Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax expense was $2.3 million on pretax earnings of $0.8 million for the quarter ended September 30, 2014 and was $0.9 million on a pretax loss of $6.7 million for the six months ended September 30, 2014.  The effective tax rates were approximately 41% and 40% for the quarter and six months ended September 30, 2013, respectively.  Tax rates for all periods reported were impacted primarily by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest in the prior year period included the noncontrolling interest in the Company’s Brazilian subsidiary.  During fiscal 2014, the Company acquired the remaining noncontrolling interest in Acxiom Brazil.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2014 totaled $127.1 million, a $289.0 million decrease when compared to $416.1 million at March 31, 2014.  Total current assets decreased $286.7 million primarily from decreases in cash and cash equivalents of $308.8 million, refundable income taxes of $6.4 million, and assets of discontinued operations of $6.4 million, net of a $31.0 million increase in restricted cash held in escrow.  The decrease in cash is primarily due to the $265.7 million cash paid in the acquisition of LiveRamp.  Current liabilities increased $2.3 million primarily from increases in trade accounts payable of $13.9 million and acquisition escrow payable of $31.0 million partially offset by decreases in accrued payroll and related expenses of $32.2 million and deferred revenue of $12.0 million.

The Company’s cash is primarily located in the United States.  Approximately $17.3 million of the total cash balance of $109.8 million, or approximately 15.7%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 55 days at September 30, 2014 compared to 54 days at March 31, 2014, and is calculated as follows (dollars in thousands):

	September 30, 2014	March 31, 2014
Numerator – trade accounts receivable, net	$156,500	$160,718
Denominator:
Quarter revenue	260,037	268,562
Number of days in quarter	92	90
Average daily revenue	$2,826	$2,984
Days sales outstanding	55	54

Net cash provided by operating activities was $27.7 million for the six months ended September 30, 2014, compared to $58.8 million in the same period a year ago.  The $31.1 million decrease primarily resulted from the decrease in net earnings ($32.1 million) and changes in deferred revenue ($16.5 million) partially offset by changes in operating assets and liabilities.

Investing activities used $315.7 million in cash during the six months ended September 30, 2014 compared to $34.5 million in the same period a year ago.  Current year investing activities primarily consisted of net cash paid in acquisitions ($265.7 million), capital expenditures ($38.4 million) and capitalization of software ($10.6 million).  The $281.2 million increase from the prior year primarily resulted from the $265.7 million net cash paid for LiveRamp.

Financing activities used $23.2 million in cash during the six months ended September 30, 2014 compared to $29.5 million in the same period a year ago.  Financing activities primarily consists of treasury stock purchases of $9.9 million and payments of debt of $10.9 million, including capital lease and installment credit payments of $2.3 million and other debt payments of $8.5 million.  The acquisition of treasury stock consisted of payments of $9.9 million for 0.5 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.   Financing activities used $29.5 million in cash during the six months ended September 30, 2013 and included payments of debt of $9.2 million and acquisition of treasury stock of $38.8 million, offset by $18.6 million in proceeds from the sale of common stock.  The payments of debt included capital lease and installment credit payments of $5.2 million and other debt payments of $4.0 million.  The acquisition of treasury stock consisted of payments of $38.8 million for 1.6 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  .Under the Company’s common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014.  Through September 30, 2014, the Company has purchased a total of 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the program.

Net cash provided by discontinued operations was $3.0 million during the six months ended September 30, 2014 compared to cash used of $1.5 million in the same period a year ago.  The current-year activity primarily results from the $2.9 million of proceeds received for the sale of 2Touch during the quarter ended June 30, 2014.

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan agreement is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At September 30, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at September 30, 2014 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at September 30, 2014 was 2.3%.  Outstanding letters of credit at September 30, 2014 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2014 was 0.23%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2014, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized gain of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2014.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At September 30, 2014 the Company’s maximum potential future payments under this guarantee were $1.3 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2014.   The table does not include the future payment of gross unrealized tax benefit liabilities of $2.9 million as the Company is not able to predict the periods in which the payments will be made. The column for 2015 represents the six months ending March 31, 2015.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Term loan	$15,000	$30,000	$30,000	$37,500	$172,500	$-	$285,000
Capital lease and installment payment obligations	1,568	711	696	868	1,075	3,987	8,905
Other long-term debt	1,058	2,168	2,243	2,319	1,583	1,711	11,082
Total long-term obligations	17,626	32,879	32,939	40,687	175,158	5,698	304,987
Operating lease payments	11,387	20,791	17,806	15,475	12,589	45,337	123,385
Total contractual cash obligations	$29,013	$53,670	$50,745	$56,162	$187,747	$51,035	$428,372

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Total purchase commitments	$40,775	$32,226	$20,453	$2,637	$920	$737	$97,748

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2015 of $6.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2014 (dollars in thousands):

Lease guarantee	$1,269
Outstanding letters of credit	2,168
Surety bonds	420

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

As of April 1, 2014, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had an excess fair value exceeding 35%, except for U.S. Infrastructure management.  The fair value of the U.S. Infrastructure management segment has decreased by a significant amount since the prior annual test as a result of client contract terminations.  If the U.S. Infrastructure management segment experiences additional client losses in the future, this could lead to a further deterioration in value, which could lead to an impairment in the future.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  The swap agreement expires March 10, 2017.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2014 and March 31, 2014, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc. (now known as Acxiom Identity Solutions, LLC, a Colorado limited liability company), a subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The parties have reached a tentative settlement agreement and the Company has accrued $3.7 million as its estimate of its probable loss associated with this matter.  The Company believes the chances of additional loss are remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/14 – 7/31/14	0	n/a	0	$57,423,742
8/1/14 – 8/31/14	219,843	18.45	219,843	53,368,665
9/1/14 – 9/30/14	309,075	18.81	309,075	47,555,984
Total	528,918	18.66	528,918	$47,555,984

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, and again on November 18, 2013.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 18, 2014. Through September 30, 2014, the Company had repurchased 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the stock repurchase program.

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

2.1
Merger Agreement, dated May 12, 2014, by and among Acxiom Corporation, Big Sky Sub
Acquisition, Inc., LiveRamp, Inc., and The Brenner Group (previously filed on May 14, 2014 as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
LiveRamp, Inc. 2006 Equity Incentive Plan, as amended (previously filed on July 16, 2014 as
Exhibit 99.1 to Acxiom Corporation’s Registration Statement on Form S-8 (File No. 333-
197463) and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2014, and March 31, 2014, (ii) Condensed Consolidated Statements of
Operations for the three months ended September 30, 2014 and 2013,  (iii) Condensed
Consolidated Statements of Operations for the six months ended September 30, 2014 and
2013,  (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of
Comprehensive Income for the six months ended September 30, 2014 and 2013,
(vi) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended
September 30, 2014, (vii) Condensed Consolidated Statements of Cash Flows for the Six
Months ended September 30, 2014 and 2013, and (viii) the Notes to Condensed Consolidated
Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  November 7, 2014

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

10.1
LiveRamp, Inc. 2006 Equity Incentive Plan, as amended (previously filed on July 16, 2014 as
Exhibit 99.1 to Acxiom Corporation’s Registration Statement on Form S-8 (File No. 333-
197463) and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2014, and March 31, 2014, (ii) Condensed Consolidated Statements of
Operations for the three months ended September 30, 2014 and 2013, (iii) Condensed
Consolidated Statements of Operations for the six months ended September 30, 2014 and
2013, (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statements of
Comprehensive Income for the six months ended September 30, 2014 and 2013,
(vi) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended
September 30, 2014, (vii) Condensed Consolidated Statements of Cash Flows for the Six
Months ended September 30, 2014 and 2013, and (viii) the Notes to Condensed Consolidated
Financial Statements, tagged in detail.