Form 10-Q
period 2014-12-31
ACXIOM CORP
filed 2015-02-06
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended December 31, 2014
OR
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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of February 3, 2015 was 77,276,038.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2014

Page No.

Part I.	Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three months ended December 31, 2014 and 2013 (Unaudited)	4
Condensed Consolidated Statements of Operations for the Nine months ended December 31, 2014 and 2013 (Unaudited)	5
Condensed Consolidated Statements of Comprehensive Income for the Three months ended December 31, 2014 and 2013 (Unaudited)	6
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine months ended December 31, 2014 and 2013 (Unaudited)	7
Condensed Consolidated Statement of Equity for the Nine months ended December 31, 2014 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the Nine months ended December 31, 2014 and 2013 (Unaudited)	9-10

Notes to Condensed Consolidated Financial Statements	11-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

Part II.                      Other Information
Item 1.	Legal Proceedings	41
Item 6.	Exhibits	42

Signature	43

Exhibit Index	44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$126,891	$418,586
Trade accounts receivable, net	155,867	160,718
Deferred income taxes	15,809	12,870
Refundable income taxes	11,823	11,535
Restricted cash held in escrow	31,000	-
Other current assets	50,163	54,484
Assets from discontinued operations	478	7,332
Total current assets	392,031	665,525
Property and equipment, net of accumulated depreciation and amortization	216,488	216,906
Software, net of accumulated amortization	77,033	39,425
Goodwill	572,589	358,384
Purchased software licenses, net of accumulated amortization	14,555	18,584
Other assets, net	41,257	24,477
	$1,313,953	$1,323,301
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$33,269	$28,567
Trade accounts payable	33,527	36,179
Accrued expenses
Payroll	35,718	62,182
Other	69,338	70,412
Acquisition escrow payable	31,000	-
Deferred revenue	37,944	47,638
Income taxes payable	-	241
Liabilities from discontinued operations	1,548	4,250
Total current liabilities	242,344	249,469
Long-term debt	262,761	289,043
Deferred income taxes	103,498	90,226
Other liabilities	14,942	11,706
Commitments and contingencies
Equity:
Common stock	12,723	12,584
Additional paid-in capital	1,015,697	981,985
Retained earnings	597,837	602,829
Accumulated other comprehensive income	9,364	13,662
Treasury stock, at cost	(945,213)	(928,203)
Total equity	690,408	682,857
	$1,313,953	$1,323,301
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2014	2013

Revenues	$260,440	$268,761
Operating costs and expenses:
Cost of revenue	203,728	201,430
Selling, general and administrative	47,345	43,383
Gains, losses and other items, net	4,175	4,657
Total operating costs and expenses	255,248	249,470
Income from operations	5,192	19,291
Other expense:
Interest expense	(2,610)	(3,114)
Other, net	(34)	1,484
Total other expense	(2,644)	(1,630)
Earnings from continuing operations before income taxes	2,548	17,661
Income taxes	(1,926)	3,083
Net earnings from continuing operations	4,474	14,578
Earnings (loss) from discontinued operations, net of tax	(318)	489
Net earnings	$4,156	$15,067

Basic earnings per share:
Net earnings from continuing operations	$0.06	$0.19
Net earnings from discontinued operations	-	0.01
Net earnings	$0.05	$0.20

Diluted earnings per share:
Net earnings from continuing operations	$0.06	$0.19
Net earnings from discontinued operations	-	0.01
Net earnings	$0.05	$0.19

Some earnings per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2014	2013

Revenues	$762,692	$793,716
Operating costs and expenses:
Cost of revenue	601,349	596,642
Selling, general and administrative	144,766	123,857
Gains, losses and other items, net	12,556	11,241
Total operating costs and expenses	758,671	731,740
Income from operations	4,021	61,976
Other expense:
Interest expense	(7,576)	(9,113)
Other, net	(562)	1,238
Total other expense	(8,138)	(7,875)
Earnings (loss) from continuing operations before income taxes	(4,117)	54,101
Income taxes	(1,023)	17,582
Net earnings (loss) from continuing operations	(3,094)	36,519
Earnings (loss) from discontinued operations, net of tax	(1,898)	1,507
Net earnings (loss)	(4,992)	38,026
Less: Net loss attributable to noncontrolling interest	-	(60)
Net earnings (loss) attributable to Acxiom	$(4,992)	$38,086

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.04)	$0.49
Net earnings (loss) from discontinued operations	(0.02)	0.02
Net earnings (loss)	$(0.06)	$0.51

Net earnings (loss) attributable to Acxiom stockholders	$(0.06)	$0.51

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.04)	$0.48
Net earnings (loss) from discontinued operations	(0.02)	0.02
Net earnings (loss)	$(0.06)	$0.50

Net earnings (loss) attributable to Acxiom stockholders	$(0.06)	$0.50

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the Three Months ended December 31
	2014	2013

Net earnings	$4,156	$15,067
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,399)	109
Unrealized gain on interest rate swap	(93)	334
Other comprehensive income (loss)	(2,492)	443
Comprehensive income	$1,664	$15,510

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2014	2013

Net earnings (loss)	$(4,992)	$38,026
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4,293)	1,022
Unrealized gain (loss) on interest rate swap	(5)	752
Other comprehensive income (loss)	(4,298)	1,774
Comprehensive income (loss)	(9,290)	39,800
Less: comprehensive loss attributable to noncontrolling interests	-	(60)
Comprehensive income (loss) attributable to Acxiom stockholders	$(9,290)	$39,860

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED DECEMBER 31, 2014
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	Earnings	income	of shares	Amount	Equity
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$ 602,829	$13,662	(49,203,507)	$(928,203)	$682,857
Employee stock awards, benefit plans and other issuances	367,669	37	6,313	-	-	(367,172)	(7,157)	(807)
Non-cash share-based compensation	16,581	1	20,522	-	-	-	15	20,538
Restricted stock units vested	1,005,967	101	(101)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(528,918)	(9,868)	(9,868)
LiveRamp replacement stock options	-	-	6,978					6,978
Comprehensive loss:
Foreign currency translation	-	-	-	-	(4,293)	-	-	(4,293)
Unrealized loss on interest rate swap	-	-	-	-	(5)	-	-	(5)
Net loss	-	-	-	(4,992)	-	-	-	(4,992)
Balances at December 31, 2014	127,233,825	$12,723	$1,015,697	$597,837	$ 9,364	(50,099,597)	$(945,213)	$690,408

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$(4,992)	$38,026
Loss (earnings) from discontinued operations, net of tax	1,898	(1,507)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	84,971	75,698
Gain on disposal or impairment of assets	-	(2,567)
Loss on early extinguishment of debt	-	664
Deferred income taxes	(2,020)	(3,666)
Non-cash share-based compensation expense	20,538	10,344
Changes in operating assets and liabilities:
Accounts receivable, net	7,528	3,964
Other assets	3,483	6,932
Deferred costs	(1,488)	(89)
Accounts payable and other liabilities	(29,415)	(11,756)
Deferred revenue	(10,180)	6,511
Net cash provided by operating activities	70,323	122,554
Cash flows from investing activities:
Capitalized software development costs	(14,985)	(19,109)
Capital expenditures	(51,529)	(24,723)
Data acquisition costs	(1,497)	(4,660)
Payments from investments	-	3,633
Net cash paid in acquisitions	(265,672)	-
Net cash used in investing activities	(333,683)	(44,859)
Cash flows from financing activities:
Proceeds from debt	-	300,000
Payments of debt	(19,815)	(230,167)
Fees for debt refinancing	-	(4,370)
Acquisition of noncontrolling interest	-	(600)
Acquisition of treasury stock	(9,868)	(52,663)
Sale of common stock, net of stock acquired for withholding taxes	(807)	69,106
Net cash provided by (used in) financing activities	(30,490)	81,306
Net cash provided by (used in) continuing operations	(293,850)	159,001
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	209	(1,412)
Net cash provided by (used in) investing activities	2,927	(166)
Net cash provided by (used in) discontinued operations	3,136	(1,578)
Net cash provided by (used in) continuing and discontinued operations	(290,714)	157,423
Effect of exchange rate changes on cash	(981)	511
Net change in cash and cash equivalents	(291,695)	157,934
Cash and cash equivalents at beginning of period	418,586	222,974
Cash and cash equivalents at end of period	$126,891	$380,908

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2014	2013
Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,200	$9,267
Income taxes	538	15,774
Payments on capital leases and installment payment arrangements	3,249	6,914
Other debt payments	16,566	8,253
Prepayment of debt	-	215,000
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

On July 1, 2014, we completed our acquisition of LiveRamp, Inc. (“LiveRamp”). The results of LiveRamp are reflected in our condensed consolidated results as of the acquisition date (see note 5).

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

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  On May 30, 2014 the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The 2Touch business qualified for treatment as discontinued operations during the current fiscal year.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.  Refer to Note 4, Discontinued Operations, for more information regarding the sale.

2.           EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$4,474	$14,578	$(3,094)	$36,519
Net earnings (loss) from discontinued operations	(318)	489	(1,898)	1,507
Net earnings (loss)	$4,156	$15,067	$(4,992)	$38,026
Net loss attributable to noncontrolling interest	-	-	-	(60)
Net earnings (loss) attributable to Acxiom	$4,156	$15,067	$(4,992)	$38,086

Basic weighted-average shares outstanding	77,039	75,009	76,998	74,155
Basic earnings (loss) per share:
Continuing operations	$0.06	$0.19	$(0.04)	$0.49
Discontinued operations	$-	$0.01	$(0.02)	$0.02
Net earnings (loss)	$0.05	$0.20	$(0.06)	$0.51
Net loss attributable to noncontrolling interest	$-	$-	$-	$-
Net earnings (loss) attributable to Acxiom	$0.05	$0.20	$(0.06)	$0.51

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,039	75,009	76,998	74,155
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,263	2,830	-	2,301
Diluted weighted-average shares outstanding	78,302	77,839	76,998	76,456
Diluted earnings (loss) per share:
Continuing operations	$0.06	$0.19	$(0.04)	$0.48
Discontinued operations	$-	$0.01	$(0.02)	$0.02
Net earnings (loss)	$0.05	$0.19	$(0.06)	$0.50
Net earnings (loss) attributable to noncontrolling interest	$-	$-	$-	$-
Net earnings (loss) attributable to Acxiom	$0.05	$0.19	$(0.06)	$0.50

Some earnings (loss) per share amounts may not add due to rounding.

Options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented, but were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive are shown below (in thousands, except per share amounts):
	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Number of shares outstanding under options, warrants and restricted stock units	2,012	549	1,838	1,400
Range of exercise prices for options and warrants	$18.78-$62.06	$32.85-$62.06	$19.18-$62.06	$21.46-$62.06

In addition to the antidilutive items shown above, because of the loss reported for the nine months ended December 31, 2014, all options, warrants, and restricted stock are excluded from the diluted weighted-average shares calculation for that period since the effect would be antidilutive.

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded on December 5, 2011, on May 24, 2012, on February 5, 2013, on November 18, 2013, and again on November 12, 2014.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 12, 2015. During the nine months ended December 31, 2014, the Company repurchased 0.5 million shares of its common stock for $9.9 million.  Through December 31, 2014, the Company had repurchased 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	December 31, 2014	March 31, 2014
Foreign currency translation	$9,393	$13,686
Unrealized loss on interest rate swap	(29)	(24)
	$9,364	$13,662

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

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 26.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2014, there were a total of 2.6 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 415,639 stock options in the nine months ended December 31, 2014, exclusive of replacement options granted in connection with the LiveRamp acquisition.  The per-share weighted-average fair value of the stock options granted during the nine months ended December 31, 2014 was $8.05.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.5%; expected option life of 4.4 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.  The dividend yield was determined to be 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends.  The risk-free rate was determined by reference to the U.S. Treasury securities with a term equal to the life of the options.  The expected option life is an output of the lattice model.  The expected volatility was determined by considering both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options.  The suboptimal exercise multiple was determined using actual historical exercise activity of Acxiom options.

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

The number of shares of each replacement option and the exercise price of each replacement option was determined by converting LiveRamp options into equivalent Acxiom options by multiplying the number of shares subject to LiveRamp options by the exchange ratio of .63774 and by dividing the exercise price for each LiveRamp option by the exchange ratio of .63774.  Once the value of each replacement option was determined, the percentage of that value which was attributed to employee service prior to the acquisition date was allocated to the purchase price of LiveRamp, and the remaining value will be expensed by the Company over the remaining vesting period of each option.  The total included in the purchase price was $7.0 million (see note 5) and the total to be expensed in the future was $23.5 million.

Option activity for the nine months ended December 31, 2014 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	4,538,518	$20.30
Granted	415,639	$21.01
LiveRamp replacement stock options	1,473,668	$1.37
Exercised	(91,200)	$6.05		$1,312
Forfeited or cancelled	(652,262)	$30.54
Outstanding at December 31, 2014	5,684,363	$14.49	5.14	$41,046
Exercisable at December 31, 2014	3,387,728	$17.74	3.22	$15,994

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on December 31, 2014.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

Following is a summary of stock options outstanding and exercisable as of December 31, 2014:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.63 - $ 8.90	1,411,953	7.54 years	$ 1.56	272,262	$ 2.09
$ 11.08 - $ 14.42	1,715,499	5.52 years	$ 13.22	1,192,268	$ 13.10
$ 15.10 - $ 19.76	651,390	2.31 years	$ 16.38	617,260	$ 16.23
$ 20.44 - $ 25.00	1,571,693	4.61 years	$ 22.33	986,775	$ 22.95
$ 26.33 - $ 35.16	203,007	1.32 years	$ 30.86	188,342	$ 30.71
$ 41.38 - $ 62.06	130,821	0.64 years	$ 41.83	130,821	$ 41.83
	5,684,363	5.14 years	$ 14.49	3,387,728	$ 17.74

Total expense related to stock options for the nine months ended December 31, 2014 and 2013 was approximately $7.0 million and $1.7 million respectively.  Future expense for these options is expected to be approximately $23.7 million over the next four years.

Stock Appreciation Right (SAR) Activity
During the nine months ended December 31, 2014, the Company granted 245,404 performance-based SARs with a value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of SARs up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the SARs will be automatically exercised, and the award recipient may receive a number of common stock shares equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final Company stock market value (up to a maximum share value of $70) minus the SAR exercise price, divided by (b) the SAR exercise price.  The

SARs contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based SARs is determined using a Monte Carlo simulation model.

Following is a summary of SAR activity for the nine months ended December 31, 2014:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	-	$-
Granted	245,404	$40.00
Outstanding at December 31, 2014	245,404	$40.00	2.25	$-
Exercisable at December 31, 2014	-	$-	-	$-

Total expense related to SARs for the nine months ended December 31, 2014 was $0.1 million.  Future expense for these SARs is expected to be approximately $0.4 million over the next three years.

Restricted Stock Unit Activity
During the nine months ended December 31, 2014, the Company granted time-vesting restricted stock units covering 1,650,662 shares of common stock with a value at the date of grant of $35.4 million, of which units covering 1,075,392 shares, with a value at date of grant of $23.7 million, were granted to former LiveRamp employees subsequent to the acquisition of LiveRamp (see note 5).  Of the restricted stock units granted in the current period, 673,482 vest in equal annual increments over four years, 928,252 vest in equal annual increments over two years, and 48,928 vest in one year.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the nine-month period ending December 31, 2014 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,078,029	$18.46	2.17
Granted	1,650,662	$21.43
Vested	(404,428)	$17.94
Forfeited or cancelled	(207,608)	$22.02
Outstanding at December 31, 2014	2,116,655	$21.59	2.21

During the nine months ended December 31, 2014, the Company granted performance-based restricted stock units covering 259,167 shares of common stock with a value at the date of grant of $4.9 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2017, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2014 to March 31, 2017.  The value of the performance units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the nine-month period ending December 31, 2014 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,066,828	$14.19	0.91
Granted	259,167	$18.98
Vested	(523,378)	$9.64
Forfeited or cancelled	(43,864)	$24.87
Outstanding at December 31, 2014	758,753	$18.57	1.41

Total expense related to all restricted stock units in the nine months ended December 31, 2014 and 2013 was approximately $12.8 million and $8.6 million respectively.  Future expense for these restricted stock units is expected to be approximately $39.5 million over the next four years.

Other Performance Unit Activity
During the nine months ended December 31, 2014, the Company granted 201,464 performance-based units with a value at the date of grant of $1.0 million.  All of the performance-based units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price on the date of vesting and ranges from 0% at a $40 Company stock price, or below, to 100% at a $70 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

Following is a summary of other performance unit activity for the nine months ended December 31, 2014:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	-	$-
Granted	201,464	$5.18
Outstanding at December 31, 2014	201,464	$5.18	2.25

Total expense related to other performance units for the nine months ended December 31, 2014 was $0.2 million.  Future expense for these performance units is expected to be approximately $0.8 million over the next three years.

4.           DISCONTINUED OPERATIONS:

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The 2Touch business qualified for treatment as discontinued operations during the current fiscal year.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.

Prior to receiving the discontinued operations classification, the 2Touch business unit was included in the Other services segment in the Company’s segment results.  However, beginning in the first quarter of the current fiscal year, the 2Touch business unit was excluded from segment results and segregated as discontinued operations.

Summary results of operations of the 2Touch business unit for the three and nine months ended December 31, 2014 and 2013, respectively, are segregated and included in earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Revenues	$1,250	$9,112	$8,490	$26,621

Earnings (loss) from discontinued operations before income taxes	$(318)	$489	$(23)	$1,507
Loss on sale of discontinued operations before income taxes	-	-	(1,875)	-
Income taxes	-	-	-	-
Earnings (loss) from discontinued operations, net of tax	$(318)	$489	$(1,898)	$1,507

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets and are as follows (dollars in thousands):

	December 31, 2014	March 31, 2014
Trade accounts receivable, net	$478	$6,451
Other current assets	-	881
Assets from discontinued operations	$478	$7,332

Trade accounts payable and accrued expenses	$-	$4
Accrued payroll and related expenses	279	1,790
Other accrued expenses	1,170	2,350
Deferred revenue	99	106
Liabilities from discontinued operations	$1,548	$4,250

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands):

July 1, 2014
Assets acquired:
Cash	$12,016
Trade accounts receivable	5,206
Deferred income tax assets	10,444
Goodwill	215,967
Developed technology (Software)	40,000
Other intangible assets (Other assets, net)	26,500
Other current and noncurrent assets	1,307
311,440
Deferred income tax liabilities	(21,820)
Accounts payable, accrued expenses and deferred revenue	(4,954)
Net assets acquired	284,666
Less:
Cash acquired	12,016
Net purchase price allocated	$272,650
Less:
Fair value of stock options issued included in purchase price	6,978
Net cash paid	$265,672

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to continue to develop future technology and products related to the onboarding of customer data into digital marketing applications, development of future customer relationships, and LiveRamp’s assembled workforce.  The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on preliminary calculations and valuations and on management’s estimates and assumptions and were based on the information that was available as of the date of the acquisition.  The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized.  Therefore, the provisional measurements of fair value shown above are subject to change.  Any adjustments required will result in adjustment to goodwill.  The Company expects to finalize the valuation as soon as practicable, but not later than the end of the current fiscal year.  The goodwill balance is not deductible for U.S. income tax purposes.

The fair value of trade accounts receivable was comprised of $5.2 million of gross accounts receivable, of which an immaterial amount is expected to be uncollectible.  The amounts allocated to other intangible assets in the table above included developed technology, customer relationships, and a trade name.  Intangible assets will be amortized on a straight-line basis over the estimated useful lives of 2 to 6 years. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

	Fair value	Useful life (in years)
Developed technology	$40,000	4
Customer relationship	25,000	6
Trade name	1,500	2
Total intangible assets subject to amortization	$66,500

The amounts of revenue and loss of LiveRamp included in the Company’s condensed consolidated statement of operations from the acquisition date of July 1, 2014 to December 31, 2014 are as follows (dollars in thousands):

Revenues	$15,916
Net loss	$(10,022)

The $10.0 million net loss reported above includes pretax expenses of $7.5 million of intangible asset amortization associated with acquired LiveRamp intangible assets and $9.9 million of non-cash share-based compensation expense.

Following are the Company’s supplemental consolidated results on an unaudited pro forma basis, as if the LiveRamp acquisition had taken place at the beginning of each of the fiscal years presented (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Revenues	$260,440	$274,276	$769,400	$807,156
Net earnings (loss) attributable to Acxiom	$4,156	$10,263	$(10,363)	$23,102
Diluted earnings per share	$0.05	$0.13	$(0.13)	$0.30

These pro forma results are based on estimates and assumptions, which we believe are reasonable.  They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods.  The pro forma results include adjustments primarily related to purchase accounting adjustments, including amortization expense of $3.7 million per quarter related to acquired intangible assets, stock-based compensation expense of approximately $4.8 million per quarter related to unvested stock options and restricted stock units issued to former LiveRamp employees, and the related income tax effects as though the acquisition occurred as of the beginning of the Company’s fiscal years 2014 and 2015.

During the nine months ended December 31, 2014, the Company incurred $0.8 million of acquisition costs related to the purchase of LiveRamp.  The costs are included in gains, losses, and other items, net on the condensed consolidated statement of operations.

6.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2014	March 31, 2014
Prepaid expenses	$35,745	$40,339
Assets of non-qualified retirement plan	14,174	13,900
Other miscellaneous assets	244	245
Other current assets	$50,163	$54,484

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2014	March 31, 2014
Acquired intangible assets, net	$24,164	$281
Deferred data acquisition costs	3,211	4,502
Deferred expenses	10,291	16,143
Other miscellaneous noncurrent assets	3,591	3,551
Noncurrent assets	$41,257	$24,477

The acquired intangible assets noted above represent customer relationship and trade name intangibles acquired through purchase acquisitions, net of accumulated amortization, of which $24.0 million at December 31, 2014 relates to the LiveRamp acquisition in the current fiscal year (see note 5).

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

The carrying amount of goodwill, by operating segment, at December 31, 2014, and the changes in those balances are presented in the following table.

(dollars in thousands)	Marketing and Data Services	IT Infrastructure Management	Total
Balance at March 31, 2014	$286,876	$71,508	$358,384
LiveRamp acquisition	215,967	-	215,967
Change in foreign currency translation adjustment	(1,762)	-	(1,762)
Balance at December 31, 2014	$501,081	$71,508	$572,589

Goodwill by component included in the Marketing and data services segment as of December 31, 2014 is U.S., $482.7 million; Australia, $11.6 million; China, $6.0 million; and Brazil, $0.8 million.  Goodwill from the LiveRamp acquisition is included in the U.S. component.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  At April 1, 2014, Acxiom’s segments were the Marketing and data services segment and the IT Infrastructure management segment.  Because the Marketing and data services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of five components at the beginning of the year.  The goodwill amounts as of April 1, 2014 included in each component tested were:  U.S. Marketing and data services, $266.7 million; Australia Marketing and data services, $13.3 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $0.9 million; and U.S. IT Infrastructure management, $71.5 million.

As of April 1, 2014, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had an excess fair value exceeding 35%, except for U.S. IT Infrastructure management.  The fair value of the U.S. IT Infrastructure management segment has decreased by a significant amount since the prior annual test as a result of client contract terminations.  If the U.S. IT Infrastructure management segment experiences additional client losses in the future, this could lead to a further deterioration in value, which could lead to an impairment in the future.

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

8.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	December 31, 2014	March 31, 2014
Term loan credit agreement	$277,500	$292,500
Capital leases and installment payment obligations on land, buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to eight years	7,975	12,990
Other debt and long-term liabilities	10,555	12,120
Total long-term debt and capital leases	296,030	317,610
Less current installments	33,269	28,567
Long-term debt, excluding current installments	$262,761	$289,043

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at December 31, 2014 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at December 31, 2014 was 2.3%.  Outstanding letters of credit at December 31, 2014 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2014 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2014, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.03 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2014.

9.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.9 million at December 31, 2014 and March 31, 2014.

10.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  Prior to the current fiscal year, the Company’s business segments consisted of Marketing and data services, IT Infrastructure management, and Other services.  The Other services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  On May 30, 2014, the Company substantially completed the sale of 2Touch to Parseq Ltd., a European business process outsourcing service provider (see Note 4 for further details).  As a result, in the current fiscal year, the 2Touch business unit is excluded from segment results and reported as discontinued operations.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System and LiveRamp on-boarding services), E-mail Fulfillment Services and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.

Company management uses the revenues and income from operations of the remaining two operating segments, among other factors, for performance evaluation and resource allocation.  The Company’s calculation of segment income (loss) from operations does not include inter-company transactions and allocates all corporate expenses, excluding those reported as impairments or gains, losses and other items, as well as certain business separation and transformation expenses.

The following tables present information by business segment (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Revenue:
Marketing and data services	$208,246	$206,662	$599,177	$595,407
IT Infrastructure management	52,194	62,099	163,515	198,309
Total revenue	$260,440	$268,761	$762,692	$793,716

Income from operations:
Marketing and data services	$13,703	$22,529	$33,372	$51,256
IT Infrastructure management	3,780	6,316	12,649	29,044
Corporate	(12,291)	(9,554)	(42,000)	(18,324)
Income from operations	$5,192	$19,291	$4,021	$61,976

11.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2014 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Continuing operations reserves:
Balance at March 31, 2014	$6,542	$10,217	$16,759
Charges and adjustments	6,964	4,625	11,589
Payments	(8,670)	(3,204)	(11,874)
Balance at December 31, 2014	$4,836	$11,638	$16,474

Discontinued operations reserves:
Charges and adjustments	300	-	300
Payments	(300)	-	(300)
Balance at December 31, 2014	$-	$-	$-

The above balances from continuing operations are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the nine months ended December 31, 2014, the Company recorded a total of $11.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $7.0 million, lease accruals of $4.6 million, and asset write offs of $0.1 million.

The associate-related accruals of $7.0 million relate to the termination of associates in the United States, Europe, and China and include an increase of $1.0 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $3.6 million remained accrued as of December 31, 2014.  These costs are expected to be paid out in fiscal 2015 and 2016.

The lease accruals of $4.6 million were evaluated under the accounting standards which govern exit costs and include increases of $0.4 million and $0.2 million to the fiscal 2014 and fiscal 2008 restructuring plans, respectively.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through June 2017.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded.  Of the amount accrued for 2015, $2.8 million remained accrued as of December 31, 2014.

In fiscal 2014, the Company recorded a total of $17.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $14.0 million and lease accruals of $3.8 million.

The associate-related accruals of $14.0 million relate to the termination of associates in the United States, Australia, China, and Europe.  As noted above, this accrual was increased by $1.0 million in fiscal 2015 as a result of additional associate terminations.  Of the amount accrued, $1.1 million remained accrued as of December 31, 2014.  These costs are expected to be paid out in fiscal 2015 and 2016.

The lease accruals of $3.8 million were evaluated under the accounting standards which govern exit costs and, as noted above, were increased by $0.4 million in fiscal 2015 from changes in sublease expectations.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased property.  The Company has ceased using a portion of a certain leased office facility.  The Company intends to attempt to sublease the facility space to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the lease.  The fair value of this liability is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2014 is $3.3 million.

As part of its restructuring plans in fiscal 2013, the Company recorded $2.8 million of severance and other associate-related payments in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The accruals relate to the termination of associates in the United States, Australia, and Europe.  Of the amount recorded, $0.1 million remained accrued as of December 31, 2014.  These costs are expected to be paid out in fiscal 2015.

As part of its restructuring plans in fiscal 2012, the Company recorded lease accruals of $2.6 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through July 2019.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2014 is $0.6 million.

As part of its restructuring plans in fiscal 2008 and 2009, the Company recorded lease accruals included in gains, losses and other items, net in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at December 31, 2014 is $5.0 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Restructuring plan charges and adjustments	4,175	3,657	11,736	7,041
LiveRamp acquisition-related costs	-	-	820	-
Legal contingencies	-	1,000	-	4,200
	$4,175	$4,657	$12,556	$11,241

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 26 years of $144.8 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2014 the Company’s maximum potential future payments under this guarantee were $1.1 million.

13.           INCOME TAX

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate for the current fiscal year is impacted by losses in foreign jurisdictions.  The Company does not record a tax benefit for certain of these losses due to uncertainty of future benefit.  In addition, the quarter ended December 31, 2014 reflects approximately $2.0 million in tax benefit from the retroactive reinstatement of the U.S. research and development tax credit during the quarter.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2014, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,174	$-	$-	$14,174
Total assets	$14,174	$-	$-	$14,174

Liabilities:
Other accrued expenses	$-	$29	$-	$29
Total liabilities	$-	$29	$-	$29

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

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation are subject to a second closing, expected to occur during the current fiscal year.  The business qualified for treatment as discontinued operations during the current fiscal year.  Accordingly, the results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch, for all periods reported, have been classified as discontinued operations in the condensed consolidated financial statements.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our condensed consolidated financial statements relates to continuing operations unless otherwise indicated.

On July 1, 2014, the Company acquired all of the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the condensed consolidated financial statements from the date of acquisition.  LiveRamp is included in the Marketing and data services segment.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding LiveRamp shares.  The purchase price for the acquisition also included certain replacement stock options issued to LiveRamp employees resulting in an acquisition date total fair value of consideration transferred for LiveRamp of approximately $272.7 million.

Prior to the current fiscal year, the Company’s business segments consisted of Marketing and data services, IT Infrastructure management, and Other services.  The Other services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  As a result of the 2Touch disposal in the current fiscal year, the 2Touch business unit is excluded from segment results and segregated as discontinued operations.  The Marketing and data services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System and LiveRamp on-boarding services), E-mail Fulfillment Services and Consulting and Agency Services.  The IT Infrastructure management segment develops and delivers IT outsourcing and transformational solutions.

Notable results and events of the quarter ended December 31, 2014 are identified below.

•	Revenues of $260.4 million, a 3.1% decrease from $268.8 million in the same quarter a year ago.

•	Total operating costs and expenses of $255.2 million, a 2.3% increase from $249.5 million in the same quarter a year ago.

•
Total operating costs and expenses include $4.2 million of restructuring plan charges and adjustments recorded in gains, losses and other items, net, stock-based compensation expense of $8.6 million recorded in cost of revenue and selling, general and administrative expenses, intangible asset amortization expense of $3.8 million recorded in cost of revenue, and business separation and transformation expenses of $8.1 million recorded in selling, general and administrative expenses.

•	Net earnings from continuing operations of $4.5 million, compared to net earnings from continuing operations of $14.6 million in the same quarter a year ago.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended December 31, 2014.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):
	For the quarter ended December 31			For the nine months ended December 31
	2014	2013	% Change	2014	2013	% Change
Revenues	$260,440	$268,761	(3%)	$762,692	$793,716	(4%)
Total operating costs and expenses	255,248	249,470	2%	758,671	731,740	4%
Income from operations	$5,192	$19,291	(73%)	$4,021	$61,976	(94%)
Diluted earnings (loss) per share attributable to Acxiom stockholders	$0.05	$0.19	(74%)	$(0.06)	$0.50	(113%)

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):
	For the quarter ended December 31			For the nine months ended December 31
	2014	2013	% Change	2014	2013	% Change
Marketing and data services	$208,246	$206,662	1%	$599,177	$595,407	1%
IT Infrastructure management services	52,194	62,099	(16%)	163,515	198,309	(18%)
Total revenue	$260,440	$268,761	(3%)	$762,692	$793,716	(4%)

Total revenue decreased 3.1%, or $8.3 million, to $260.4 million in the quarter ended December 31, 2014 from $268.8 million in the same quarter a year ago. For the nine months ended December 31, 2014, total revenue was $762.7 million, a $31.0 million, or 3.9%, decrease from $793.7 million during the same period a year ago.

Marketing and data services (MDS) revenue for the quarter ended December 31, 2014 was $208.2 million, a $1.6 million, or 0.8%, increase compared to the same quarter a year ago.  On a geographic basis, International MDS revenue decreased $7.1 million, or 22.4%, while U.S. MDS revenue increased $8.7 million, or 5.0%, when compared to the same quarter a year ago.  Excluding the unfavorable impact of exchange rates, International MDS revenue decreased $5.8 million, or 18.3%, primarily due to restructuring activities and the exit from the transactional data business in Europe ($4.7 million) and lower volume and project revenue in Australia ($2.4 million).  For U.S MDS revenue, decreases in the Information Intensive ($3.1 million), Financial Services ($3.7 million), Media & Publishing ($0.9 million), and Communications ($1.4 million) industries from volume reductions were offset by increases in the Technology ($2.3 million) and Partner/Resellers ($6.8 million) industries from new business and volume increases, as well as the impact of the LiveRamp acquisition ($9.0 million).  By line of business, MDS revenue increases in Marketing Management ($8.6 million or 9.1%) and Email and Agency Services ($2.1 million or 12.2%) were offset by decreases in CDI ($1.9 million or 6.9%) and Consumer Insight Solutions ($7.2 million or 13.0%).  The Consumer Insight Solutions decrease resulted primarily from Europe restructuring activities and lower project revenue in Australia.  The CDI decrease primarily resulted from lower volume in the U.S. The Marketing Management revenue increase resulted primarily from increases in gross media spend through the AOS platform and the LiveRamp acquisition.

MDS revenue for the nine months ended December 31, 2014 was $599.2 million, a $3.8 million, or 0.6%, increase compared to the same period a year ago.  On a geographic basis, International MDS revenue decreased $8.7 million, or 10.3%, while U.S. MDS revenue increased $12.4 million, or 2.4%, when compared to the same period a year ago.  International MDS revenue decreased primarily due to restructuring activities and the exit from the transactional data business in Europe ($6.1 million) and lower volume and project revenue in Australia ($3.1 million).  For U.S. MDS revenue, decreases in the Information Intensive ($6.7 million), Automotive ($1.3 million), Media & Publishing ($3.9 million), Communications ($3.5 million), Financial Services ($4.8 million), and Retail ($2.1 million) industries from volume reductions and lost business were offset by increases in the Technology ($5.9 million) and Partner/Resellers ($13.6 million) industries from new business and volume increases, as well as the LiveRamp acquisition ($16.4 million).  By line of business, MDS revenue increases in Marketing Management ($19.7 million or 7.4%) and E-mail and Agency services ($3.3 million or 6.0%) were offset by decreases in Consumer Insights ($13.8 million or 8.8%) and CDI ($3.9 million or 4.6%).  The Consumer Insight Solutions decrease resulted primarily from Europe restructuring activities and the CDI decrease primarily resulted from lower volume in the U.S. The Marketing Management revenue increase resulted primarily from increases in gross media spend through the AOS platform and the LiveRamp acquisition.

IT Infrastructure Management (IM) revenue for the quarter ended December 31, 2014 was $52.2 million, a $9.9 million, or 16.0%, decrease from the same quarter a year ago.  IM revenue decreases of approximately $15.0 million from the impact of client terminations in the prior year were partially offset by higher project revenue from existing customers and new business.  In fiscal 2014, five IM clients provided notice of termination to the Company.  The Company is no longer recording revenue from these clients as services have ceased.

IM revenue for the nine months ended December 31, 2014 was $163.5 million, a $34.8 million, or 17.5%, decrease from the same period a year ago.  The decrease resulted primarily from the $43.7 million impact of client terminations in the prior-year period, partially offset by higher project revenue with existing customers and new business in the current-year period.  In fiscal 2014, five IM clients provided notice of termination to the Company.  During the current fiscal period, the Company recorded approximately $12 million of revenue, including termination fees, from one of these clients as services wound down.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the periods presented (dollars in thousands):

	For the quarter ended December 31			For the nine months ended December 31
	2014	2013	% Change	2014	2013	% Change
Cost of revenue	$203,728	$201,430	1%	$601,349	$596,642	1%
Selling, general and administrative	47,345	43,383	9%	144,766	123,857	17%
Gains, losses and other items, net	4,175	4,657	(10%)	12,556	11,241	12%
Total operations costs and expenses	$255,248	$249,470	2%	$758,671	$731,740	4%

Cost of revenue was $203.7 million for the quarter ended December 31, 2014, a $2.3 million, or 1.1%, increase from the same quarter a year ago.  Cost of revenue increased $3.1 million due to increased stock-based compensation expense and $3.7 million due to increased intangible asset amortization, both primarily due to the LiveRamp acquisition.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, cost of revenue decreased approximately $5.0 million.  Gross margins decreased from 25.1% to 21.8% between the two comparable periods.  U.S. gross margins decreased from 25.4% to 22.6% and International gross margins decreased from 27.3% to 20.6%. Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, U.S. gross margins decreased from 25.3% to 24.9%.  U.S. IM margins decreased as a result of contract terminations.  International margins decreased primarily from lower revenue in Australia and Europe.

Cost of revenue was $601.3 million for the nine months ended December 31, 2014, a $4.7 million, or 0.8%, increase from the same period a year ago.  Cost of revenue increased $6.2 million due to increased stock-based compensation expense and $7.4 million due to increased intangible asset amortization, both primarily due to the LiveRamp acquisition.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, cost of revenue decreased $8.9 million, or 1.5%.  Gross margins decreased from 24.8% to 21.2%.  U.S. gross margins decreased from 25.5% to 21.4%, and International gross margins decreased slightly to 18.8%.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, U.S. gross margins decreased from 26.0% to 23.9%.  U.S. IM margins decreased as a result of contract terminations.  U.S. MDS margins decreased approximately 100 basis points from continuing research and development expenses.  International margins benefitted from performance improvements in Europe and China, which were partially offset by revenue decreases in Australia and Brazil.

Selling, general, and administrative (SG&A) expenses were $47.3 million for the quarter ended December 31, 2014, a $4.0 million, or 9.1%, increase when compared to the same quarter a year ago.  In the current fiscal quarter, SG&A included $8.1 million of costs related to separation of the MDS and IM businesses and business transformation activities compared to $4.9 million of similar costs in the same quarter a year ago.  Additionally, the stock-based compensation expense component of SG&A increased $2.0 million when compared to the same quarter a year ago.  Excluding business separation and transformation expenses and stock-based compensation expenses, SG&A expense decreased 3.4% and as a percent of total revenue, these expenses were 13.5% in the two comparable periods.  The decrease primarily resulted from lower sales and marketing expenses and lower incentive compensation accruals.

SG&A expenses were $144.8 million for the nine months ended December 31, 2014, a $20.9 million, or 16.9%, increase when compared to the same period a year ago.  Current period SG&A expenses included $29.4 million of costs related to the separation of the MDS and IM businesses and business transformation activities compared to $7.1 million of similar costs in the same period a year ago.  Additionally, the stock-based compensation expense component of SG&A increased $4.0 million when compared to the same period a year ago.  Excluding business separation and transformation expenses and stock-based compensation expenses, SG&A expense decreased 4.9% and as a percent of total revenue, these expenses were 13.7% compared to 13.9% in the same period a year ago.  The decrease primarily resulted from lower sales and marketing expenses and lower incentive compensation accruals.

The Company continues to develop and execute plans to further transform the business and finalize the separation of its operating segments.  As the Company executes these plans, it is likely to continue to incur incremental outside consulting and other third-party expenses.

Gains, losses and other items, net was $4.2 million and $12.6 million for the quarter and nine months ended December 31, 2014, respectively, compared to $4.7 million and $11.2 million for the quarter and nine months ended December 31, 2013, respectively.  The current year nine-month period balance includes restructuring charges and adjustments of $11.7 million and LiveRamp transaction costs of $0.8 million.  The prior year nine-month amount includes restructuring charges and adjustments of $7.0 million and loss contingency accruals of $4.2 million.

Operating Profit and Profit Margins
The following table presents the Company’s operating profit and margin by segment for each of the periods presented (dollars in thousands):
	For the quarter ended December 31		For the nine months ended December 31
	2014	2013	2014	2013
Operating profit and margin:
Marketing and data services	$13,703	$22,529	$33,372	$51,256
	6.6%	10.9%	5.6%	8.6%
IT Infrastructure management services	$3,780	$6,316	$12,649	$29,044
	7.2%	10.2%	7.7%	14.6%
Corporate	$(12,291)	$(9,554)	$(42,000)	$(18,324)
Total operating profit	$5,192	$19,291	$4,021	$61,976
Total operating profit margin	2.0%	7.2%	0.5%	7.8%

MDS income from operations was $13.7 million, a 6.6% margin, for the quarter ended December 31, 2014 compared to $22.5 million, a 10.9% margin, for the same quarter a year ago.  MDS expenses included increased stock-based compensation expense of $5.3 million and increased intangible asset amortization of $3.7 million, both primarily due to the LiveRamp acquisition.  Margins in the U.S. declined from 11.5% to 7.4% between the two comparable periods.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, U.S. margins increased from 13.0% in the prior-year quarter to 13.8% in the current-year quarter.  International income decreased approximately $2.0 million to a break-even level.  The U.S. margins were impacted by on-going research and development costs, offset by cost reductions.  International operating margin declines primarily resulted from lower performance levels in Australia and Brazil.

MDS income from operations was $33.4 million, a 5.6% margin, for the nine months ended December 31, 2014 compared to $51.3 million, an 8.6% margin, for the same period a year ago.  MDS expenses included increased stock-based compensation expense of $10.4 million and increased intangible asset amortization of $7.4 million, both primarily due to the LiveRamp acquisition.  Margins in the U.S. declined from 10.5% to 7.0% between to two comparable nine-month periods.  Excluding the impact of acquired intangible asset amortization and stock-based compensation expense, U.S. margins declined from 12.1% in the prior-year period to 11.9% in the current-year period.  International losses were approximately $3.0 million in both comparable periods.  The remaining U.S. margin decrease primarily resulted from continued research and development costs that were partially offset by cost reductions.  International losses resulted from performance improvements in Europe and China that were offset by increasing losses in Brazil and Australia.

IM income from operations was $3.8 million, a 7.2% margin, for the quarter ended December 31, 2014 compared to $6.3 million, a 10.2% margin, for the same quarter a year ago.  IM income from operations was $12.6 million, a 7.7% margin, for the nine months ended December 31, 2014 compared to $29.0 million, a 14.6% margin, for the same period a year ago.  IM margins declined as a result of revenue decreases from lost business.

Corporate loss from operations was $12.3 million in the quarter ended December 31, 2014.  The losses consist of restructuring charges and adjustments of $4.2 million recorded in gains, losses and other items, net and business separation and transformation expenses of $8.1 million recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Corporate loss from operations was $42.0 million in the nine months ended December 31, 2014.  The losses consist of restructuring charges and adjustments of $11.7 million and LiveRamp transaction costs of $0.8 million recorded in gains, losses and other items, net and business separation and transformation expenses of $29.5 million recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Other Expense, Income Taxes and Other Items
Interest expense was $2.6 million for the quarter ended December 31, 2014 compared to $3.1 million for the same quarter a year ago.  Interest expense was $7.6 million for the nine months ended December 31, 2014 compared to $9.1 million for the same period a year ago.  On October 9, 2013, the Company refinanced its prior credit agreement.  The average term loan balance decreased approximately $8 million and the average interest rate decreased approximately 60 basis points causing interest expense to decrease during the comparable quarterly periods.  For the nine-month periods, the average term loan balance increased approximately $45 million and the average interest rate decreased approximately 120 basis points causing interest expense to decrease.   Interest expense on other debt, such as capital leases, also decreased.

Other expense was $0.1 million and $0.6 million during the quarter and nine months ended December 31, 2014, respectively.  This compares to other income of $1.5 million and $1.2 million during the quarter and nine months ended December 31, 2013, respectively.  Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.  Additionally, during the prior-year quarter the Company recorded a $2.6 million gain from investment in a real estate joint venture as well as $0.7 million of accelerated deferred debt cost related to the Company’s term loan refinancing occurring during that period.

Income tax benefit was $1.9 million on pretax earnings of $2.5 million for the quarter ended December 31, 2014 and was $1.0 million on a pretax loss of $4.1 million for the nine months ended December 31, 2014.  Income tax expense was $3.1 million and $17.6 million for the quarter and nine months ended December 31, 2013.  The current year tax benefit was impacted by the retroactive reinstatement of the research and development tax credit provisions.  This positively impacted tax expense by approximately $2.0 million in the current quarter and nine-month periods.  The prior-year quarter and nine-month period expense also includes a $3.1 million income tax reserve adjustment resulting from expiration of the related statute of limitations.  The effective tax rates were approximately 25% and 33% for the nine-month periods ended December 31, 2014 and 2013, respectively.  Tax rates for all periods reported were impacted by amounts and timing of losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest in the prior-year period included the noncontrolling interest in the Company’s Brazilian subsidiary.  During fiscal 2014, the Company acquired the remaining noncontrolling interest in Acxiom Brazil.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2014 totaled $149.7 million, a $266.4 million decrease when compared to $416.1 million at March 31, 2014.  Total current assets decreased $273.5 million primarily from decreases in cash and cash equivalents of $291.7 million and assets of discontinued operations of $6.9 million, net of a $31.0 million increase in restricted cash held in escrow.  The decrease in cash is primarily due to the $265.7 million cash paid in the acquisition of LiveRamp.  Current liabilities decreased $7.1 million primarily from decreases in accrued payroll and related expenses of $26.5 million and deferred revenue of $9.7 million, partially offset by an increase in acquisition escrow payable of $31.0 million.

The Company’s cash is primarily located in the United States.  Approximately $16.3 million of the total cash balance of $126.9 million, or approximately 12.9%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 55 days at December 31, 2014 compared to 54 days at March 31, 2014, and is calculated as follows (dollars in thousands):

	December 31, 2014	March 31, 2014
Numerator – trade accounts receivable, net	$155,867	$160,718
Denominator:
Quarter revenue	260,440	268,562
Number of days in quarter	92	90
Average daily revenue	$2,831	$2,984
Days sales outstanding	55	54

Net cash provided by operating activities was $70.3 million for the nine months ended December 31, 2014, compared to $122.6 million in the same period a year ago.  The $52.3 million decrease primarily resulted from the decrease in net earnings ($43.0 million), changes in accounts payable and other liabilities ($17.7 million), and changes in deferred revenue ($16.7 million) partially offset by increases in depreciation and amortization ($9.3 million) and non-cash compensation expense ($10.2 million).  The $17.7 million change in accounts payable and other liabilities primarily results from changes in accrued payroll and related expense of $19.3 million.

Investing activities used $333.7 million in cash during the nine months ended December 31, 2014 compared to $44.9 million in the same period a year ago.  Current year investing activities primarily consisted of net cash paid in acquisitions ($265.7 million), capital expenditures ($51.5 million) and capitalization of software ($15.0 million).  The $288.8 million increase from the prior year primarily results from the $265.7 million net cash paid for LiveRamp and a $26.8 million increase in capital expenditures.

Financing activities used $30.5 million in cash during the nine months ended December 31, 2014 compared to cash provided of $81.3 million in the same period a year ago.  Financing activities primarily consisted of treasury stock purchases of $9.9 million and payments of debt of $19.8 million, including capital lease and installment credit payments of $3.2 million and other debt payments of $16.6 million.  The acquisition of treasury stock consisted of payments of $9.9 million for 0.5 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.   Financing activities provided $81.3 million in cash during the nine months ended December 31, 2013 and included $300.0 million proceeds from the newly refinanced term loan and $69.1 million in proceeds from the sale of common stock offset by payments of debt of $230.2 million and acquisition of treasury stock of $52.7 million.  The debt payments included capital lease and installment credit payments of $6.9 million, other debt payments of $8.3 million, and the $215.0 million prepayment on the previous term loan balance.  The acquisition of treasury stock consisted of payments of $52.7 million for 2.0 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  Under the Company’s common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 12, 2015.  Through December 31, 2014, the Company has purchased a total of 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the program.

Net cash provided by discontinued operations was $3.1 million during the nine months ended December 31, 2014 compared to cash used of $1.6 million in the same period a year ago.  The current-year activity primarily results from the $2.9 million of proceeds received for the sale of 2Touch during the quarter ended June 30, 2014.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2014, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at December 31, 2014 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at December 31, 2014 was 2.3%.  Outstanding letters of credit at December 31, 2014 were $2.2 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2014, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2014 was 0.25%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2014.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2014, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.03 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2014.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2014 the Company’s maximum potential future payments under this guarantee were $1.1 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2014.   The table does not include the future payment of gross unrealized tax benefit liabilities of $3.5 million or the future payment, if any, against the Company’s interest rate swap liability of $0.03 million as the Company is not able to predict the periods in which the payments will be made. The column for 2015 represents the three months ending March 31, 2015.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Term loan	$7,500	$30,000	$30,000	$37,500	$172,500	$-	$277,500
Capital lease and installment payment obligations	578	717	777	921	1,085	3,897	7,975
Other debt and long-term liabilities	531	2,168	2,243	2,319	1,583	1,711	10,555
Total long-term debt and capital leases	8,609	32,885	33,020	40,740	175,168	5,608	296,030
Operating lease payments	5,700	23,774	21,749	19,292	16,193	58,084	144,792
Total contractual cash obligations	$14,309	$56,659	$54,769	$60,032	$191,361	$63,692	$440,822

	For the years ending March 31
	2015	2016	2017	2018	2019	Thereafter	Total
Total purchase commitments	$36,861	$28,539	$26,278	$9,258	$6,920	$11,237	$119,093

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt and capital leases for the remainder of fiscal 2015 of $2.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2014 (dollars in thousands):

Lease guarantee	$1,145
Outstanding letters of credit	2,168
Surety bonds	420

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  At April 1, 2014, Acxiom’s segments were the Marketing and data services segment and the IT Infrastructure management segment.  Because the Marketing and data services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of five components at the beginning of the year.  The goodwill amounts as of April 1, 2014 included in each component tested were:  U.S. Marketing and data services, $266.7 million; Australia Marketing and data services, $13.3 million; China Marketing and data services, $6.0 million; Brazil Marketing and data services, $0.9 million; and U.S. IT Infrastructure management, $71.5 million.

As of April 1, 2014, each of the components had an estimated fair value in excess of its carrying value, indicating no impairment.  All of the components had an excess fair value exceeding 35%, except for U.S. IT Infrastructure management.  The fair value of the U.S. IT Infrastructure management segment has decreased by a significant amount since the prior annual test as a result of client contract terminations.  If the U.S. IT Infrastructure management segment experiences additional client losses in the future, this could lead to a further deterioration in value, which could lead to an impairment in the future.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan and revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  The swap agreement expires March 10, 2017.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2014 and March 31, 2014, the fair value of Acxiom’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2014, and March 31, 2014, (ii) Condensed Consolidated Statements of
Operations for the three months ended December 31, 2014 and 2013,  (iii) Condensed
Consolidated Statements of Operations for the nine months ended December 31, 2014 and
2013,  (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (v) Condensed Consolidated Statements of
Comprehensive Income (Loss) for the nine months ended December 31, 2014 and 2013,
(vi) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended
December 31, 2014, (vii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (viii) the Notes to Condensed Consolidated
Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  February 6, 2015

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at December 31, 2014, and March 31, 2014, (ii) Condensed
Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013,  (iii) Condensed Consolidated Statements of Operations for the nine months ended December 31, 2014 and 2013,  (iv) Condensed Consolidated Statements of
Comprehensive Income for the three months ended December 31, 2014 and 2013, (v)
Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine
months ended December 31, 2014 and 2013,   (vi) Condensed Consolidated Statement
of Stockholders’ Equity for the nine months ended December 31, 2014, (vii) Condensed
Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.